Form 10-K
period 2018-12-31
Teucrium Commodity Trust
filed 2019-03-15
CIK 1471824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2018

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 001-34765

Teucrium Commodity Trust
 (Exact name of registrant as specified in its charter)

Delaware	61-1604335
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Three Main Street, Suite 215
Burlington, VT 05401
(Address of principal executive offices) (Zip code)

(802) 540-0019
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes     ☒  No

The aggregate market value of the units of each series of the registrant held by non-affiliates as of June 30, 2018 are included in the table below:

	Aggregate Market Value of Each Funds’ Shares Held	Total Number of Outstanding
	by Non-Affiliates as of June 30, 2018	Shares as of March 12, 2019

Teucrium Corn Fund	$73,158,066	3,600,004

Teucrium Sugar Fund	14,781,030	1,400,004

Teucrium Soybean Fund	17,052,065	1,475,004

Teucrium Wheat Fund	66,671,026	10,225,004

Teucrium Agricultural Fund	$1,591,542	75,002

Total	$173,253,729

Statement Regarding Forward-Looking Statements

This filing includes “forward-looking statements” which generally relate to future events or future performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,”“estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this filing that address activities, events or developments that will or may occur in the future, including such matters as movements in the commodities markets and indexes that track such movements, operations of the Funds, the Sponsor’s plans and references to the future success of a Fund or the Funds and other similar matters, are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses the Sponsor has made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this annual report, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. Consequently, all the forward-looking statements made in this filing are qualified by these cautionary statements, and there can be no assurance that actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, that they will result in the expected consequences to, or have the expected effects on, the operations of the Funds or the value of the Shares of the Funds.

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

The Sponsor

Teucrium Trading, LLC is the sponsor of the Trust and each of the series of the Trust. The Sponsor is a Delaware limited liability company, formed on July 28, 2009. The principal office is located at Three Main Street, Suite 215, Burlington, Vermont 05401. The Sponsor is registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (“CFTC”) and became a member of the National Futures Association (“NFA”) on November 10, 2009. Teucrium Trading, LLC registered as a Commodity Trading Advisor (“CTA”) with the NFA effective September 8, 2017. The Trust and the Funds operate pursuant to the Trust Agreement.

Under the Trust Agreement, the Sponsor is solely responsible for the management, and conducts or directs the conduct of the business of the Trust, the Funds, and any other Fund that may from time to time be established and designated by the Sponsor. The Sponsor is required to oversee the purchase and sale of Shares by firms designated as “Authorized Purchasers” and to manage the Funds’ investments, including to evaluate the credit risk of futures commission merchants and swap counter-parties and to review daily positions and margin/collateral requirements. The Sponsor has the power to enter into agreements as may be necessary or appropriate for the offer and sale of the Funds’ Shares and the conduct of the Trust’s activities. Accordingly, the Sponsor is responsible for selecting the Trustee, Administrator, Distributor, the independent registered public accounting firm of the Trust, and any legal counsel employed by the Trust. The Sponsor is also responsible for preparing and filing periodic reports on behalf of the Trust with the SEC and providing any required certification for such reports. No person other than the Sponsor and its principals was involved in the organization of the Trust or the Funds.

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

Investing Strategy

Overview

The Funds are designed and managed so that the daily changes in percentage terms of the Shares’ Net Asset Value (“NAV”) reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for specific futures contracts on designated commodities or the closing Net Asset Value per share of the Underlying Funds (as defined below) in the case of TAGS. Each Fund pursues its investment objective by investing in a portfolio of exchange-traded futures contracts (each, a “Futures Contract”) that expire in a specific month and trade on a specific exchange in the designated commodity comprising the Benchmark as defined below, or shares of the Underlying Funds in the case of TAGS. Each Fund has the ability to hold United States Treasury Obligations and/or other high credit quality short-term fixed income securities for deposit with the commodity broker of the Funds as margin and/or on deposit with the custodian or other financial institutions.

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

Calculation of the Benchmark

The notional amount of each Benchmark Component Futures Contract included in each Benchmark is intended to reflect the changes in market value of each such Benchmark Component Futures Contract within the Benchmark. The closing level of each Benchmark is calculated on each business day by U.S. Bancorp Fund Services, LLC, doing business as U.S. Bank Global Fund Services (the “Administrator”) based on the closing price of the futures contracts for each of the underlying Benchmark Component Futures Contracts and the notional amounts of such Benchmark Component Futures Contracts.

Each Benchmark is rebalanced periodically to ensure that each of the Benchmark Component Futures Contracts is weighted in the same proportion as in the investment objective for each Fund. The following tables reflect the December 31, 2018, Benchmark Component Futures Contracts weights for each of the Funds. The contract held is identified by the generally accepted nomenclature of contract month and year, which may differ from the month in which the contract expires:

CORN Benchmark Component Futures Contracts	Notional Value	Weight (%)
CBOT Corn Futures (1,030 contracts, MAY19)	$19,724,500	35%
CBOT Corn Futures (866 contracts, JUL19)	16,919,475	30
CBOT Corn Futures (993 contracts, DEC19)	19,735,875	35

Total at December 31, 2018	$56,379,850	100%

SOYB Benchmark Component Futures Contracts	Notional Value	Weight (%)
CBOT Soybean Futures (218 contracts, MAR19)	$9,755,500	35%
CBOT Soybean Futures (185 contracts, MAY19)	8,396,688	30
CBOT Soybean Futures (209 contracts, NOV19)	9,773,363	35

Total at December 31, 2018	$27,925,551	100%

CANE Benchmark Component Futures Contracts	Notional Value	Weight (%)
ICE Sugar Futures (278 contracts, MAY19)	$3,767,456	35%
ICE Sugar Futures (235 contracts, JUL19)	3,221,568	30
ICE Sugar Futures (257 contracts, MAR20)	3,785,096	35

Total at December 31, 2018	$10,774,120	100%

WEAT Benchmark Component Futures Contracts	Notional Value	Weight (%)
CBOT Wheat Futures (756 contracts, MAY19)	$19,296,900	35%
CBOT Wheat Futures (637 contracts, JUL19)	16,514,225	30
CBOT Wheat Futures (713 contracts, DEC19)	19,340,125	35

Total at December 31, 2018	$55,151,250	100%

TAGS Benchmark Component Futures Contracts	Fair Value	Weight (%)
Shares of Teucrium Corn Fund	$383,506	25%
Shares of Teucrium Soybean Fund	381,970	25
Shares of Teucrium Wheat Fund	383,743	25
Shares of Teucrium Sugar Fund	374,067	25

Total at December 31, 2018	$1,523,286	100%

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

The total portfolio composition for each Fund is disclosed each business day that the NYSE Arca is open for trading on the Fund’s website. The website for CORN is www.teucriumcornfund.com; for CANE is www.teucriumcanefund.com; for SOYB is www.teucriumsoybfund.com; for WEAT is www.teucriumweatfund.com; for TAGS is www.teucriumtagsfund.com. These sites are accessible at no charge. The website disclosure of portfolio holdings is made daily and includes, as applicable, the name and value of each Futures Contract, other commodity interest and the amount of cash and cash equivalents held in the Fund’s portfolio.  The specific types of other commodity interests held (if any, which may include options on futures contracts and derivative contracts such as swaps) collectively, “Other Commodity Interests,” and together with Futures Contracts, “Commodity Interests” or “Interests” in addition to futures contracts, options on futures contracts and derivative contracts that are tied to various commodities are entered into outside of public exchanges. These “over-the-counter” contracts are entered into between two parties in private contracts, or on a recently formed swap execution facility (“SEF”) for standardized swaps. For example, unlike Futures Contracts, which are guaranteed by a clearing organization, each party to an over-the-counter derivative contract bears the credit risk of the other party (unless such over-the-counter swap is cleared through a derivatives clearing organization (“DCO”)), i.e., the risk that the other party will not be able to perform its obligations under its contract, and characteristics of such Other Commodity Interests.

Consistent with achieving a Fund’s investment objective of closely tracking the Benchmark, the Sponsor may for certain reasons cause the Fund to enter into or hold Futures Contracts other than the Benchmark Component Futures Contracts and/or Other Commodity Interests. Other Commodity Interests that do not have standardized terms and are not exchange-traded, referred to as “over-the-counter” Corn Interests, can generally be structured as the parties to the Corn Interest contract desire. Therefore, each Fund might enter into multiple and/or over-the-counter Interests intended to replicate the performance of each of the Benchmark Component Futures Contracts for the Fund, or a single over-the-counter Interest designed to replicate the performance of the Benchmark as a whole. Assuming that there is no default by a counter-party to an over-the-counter Interest, the performance of the Interest will necessarily correlate with the performance of the Benchmark or the applicable Benchmark Component Futures Contract. Each Fund might also enter into or hold Interests other than Benchmark Component Futures Contracts to facilitate effective trading, consistent with the discussion of the Fund’s “roll” strategy. In addition, each Fund might enter into or hold Interests that would be expected to alleviate overall deviation between the Fund’s performance and that of the Benchmark that may result from certain market and trading inefficiencies or other reasons. By utilizing certain or all of the investments described above, the Sponsor will endeavor to cause the Fund’s performance to closely track that of the Benchmark of the Fund.

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

The Funds earn interest and other income (“interest income”) from cash equivalents that it purchases and on the cash, it holds through the Custodian or other financial institution. The Sponsor anticipates that the interest income will increase the NAV of each Fund. The Funds apply the interest income to the acquisition of additional investments or use it to pay its expenses. If the Fund reinvests the earned interest income, it makes investments that are consistent with its investment objectives as disclosed. Any cash equivalent invested by a Fund will have original maturity dates of three months or less at inception. Any cash equivalents invested by a Fund will be deemed by the Sponsor to be of investment grade quality. At the end of the year, available cash balances in each of the Funds were invested in the Fidelity Institutional Money Market Funds – Government Portfolio, in demand deposits at Rabobank, N.A, and in commercial paper with maturities of ninety days or less.

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

Market Outlook

The Corn Market

Corn is currently the most widely produced livestock feed grain in the United States. The two largest demands of the United States’ corn crop are used in livestock feed and ethanol production. Corn is also processed into food and industrial products, including starch, sweeteners, corn oil, beverages and industrial alcohol. The United States Department of Agriculture (“USDA”) publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide corn production and consumption, and for other grains such as soybeans and wheat which can be used in some cases as a substitute for corn. These reports are available on the USDA’s website, www.usda.gov, at no charge. The January 2019 reports were not published due to a lapse in federal funding. The outlook provided below is from the December 11, 2018 USDA report.

The United States is the world’s leading producer and exporter of corn. For the Crop Year 2018-19, the United States Department of Agriculture (“USDA”) estimates that the U.S. will produce approximately 34% of all the corn globally, of which about 17% will be exported. For 2018-2019, based on the December 2018 USDA reports, global consumption of 1,131 Million Metric Tons (MMT) is expected to be slightly higher than global production of 1,100 MMT. If the global supply of corn exceeds global demand, this may have an adverse impact on the price of corn. Besides the United States, other principal world corn exporters include Argentina, Brazil and the former Soviet Union nations known as the FSU-12 which includes the Ukraine. Major importer nations include Mexico, Japan, the European Union (EU), South Korea, Egypt and parts of Southeast Asia. China’s production at 256 MMT is approximately 8% less than its domestic usage.

According to the USDA, global corn consumption has increased just over 479% from crop year 1960/1961 to 2018/2019 as demonstrated by the graph below and is projected to continue to grow in upcoming years. Consumption growth is the result of a combination of many factors including: 1) global population growth, which, according to the U.S. Census Department, is estimated to increase by approximately 78.3 million people in the 2018-19 time-frame and reach 9.5 billion by 2050; 2) a growing global middle class which is increasing the demand for protein and meat-based products globally and most significantly in developing countries; and 3) increased use of bio-fuels, including ethanol in the United States. Based on USDA estimates as of December 11, 2018, for each person added to the population, there needs to be an additional 5.9 bushels of corn, 1.7 bushels of soybeans and 3.6 bushels of wheat produced.

Historical Global Corn Consumption
(1960/1961 - 2018/2019)
1,350,000
1,150,000
950,000
750,000
550,000
350,000
150,000
Consumption (MT)
1960/1961
1962/1963
1964/1965
1966/1967
1968/1969
1970/1971
1972/1973
1974/1975
1976/1977
1978/1979
1980/1981
1982/1983
1984/1985
1986/1987
1988/1989
1990/1991
1992/1993
1994/1995
1996/1997
1998/1999
2000/2001
2002/2003
2004/2005
2006/2007
2008/2009
2010/2011
2012/2013
2014/2015
2016/2017
2018/2019
Crop Year

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

The price per bushel of corn in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to November 2018.

On December 11, 2018, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2018-19. The exhibit below provides a summary of historical and current information for United States corn production.

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

The Soybean Market

Global soybean production is concentrated in the U.S., Brazil, Argentina and China. The United States Department of Agriculture (“USDA”) has estimated that, for the Crop Year 2018-19, the United States will produce approximately 125 MMT of soybeans or approximately 34% of estimated world production, with Brazil production at 122 MMT. Argentina is projected to produce about 56 MMT. For 2018-19, based on the December 2018 USDA report, global consumption of 352 MMT is estimated slightly lower than global production of 369 MMT. If the global supply of soybeans exceeds global demand, this may have an adverse impact on the price of soybeans. The USDA publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide soybean production and consumption. These reports are available on the USDA’s website, www.usda.gov, at no charge. The January 2019 reports were not published due to a lapse in federal funding. The outlook provided below is from the December 11, 2018 USDA report.

The soybean processing industry converts soybeans into soybean meal, soybean hulls, and soybean oil. Soybean meal and soybean hulls are processed into soy flour or soy protein, which are used, along with other commodities, by livestock producers and the fish farming industry as feed. Soybean oil is sold in multiple grades and is used by the food, petroleum and chemical industries. The food industry uses soybean oil in cooking and salad dressings, baking and frying fats, and butter substitutes, among other uses. In addition, the soybean industry continues to introduce soy-based products as substitutes to various petroleum-based products including lubricants, plastics, ink, crayons and candles. Soybean oil is also converted to biodiesel for use as fuel.

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

The price per bushel of soybeans in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to November 2018.

On December 11, 2018, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2018-19. The exhibit below provides a summary of historical and current information for United States soybean production.

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

The United States Department of Agriculture (“USDA”) publishes two major reports annually on U.S. domestic and worldwide sugar production and consumption. These are usually released in November and May. In addition, the USDA publishes periodic, but not as comprehensive, reports on sugar monthly. These reports are available on the USDA’s website, www.usda.gov, at no charge.  The USDA’s November 2018 report forecasts that India, with estimated record production of 35.9 million metric tons, surpassed Brazil as the leading producer of sugarcane worldwide for the first time in 16 years. India's production, which outpaces the other principal global producers, namely Brazil, Thailand and China, equates to approximately 19% of the world’s supply. The principal producers of sugar beets, as forecast by the USDA for 2019, include the European Union, the United States, and Russia.

World estimated raw sugar production is 186 million metric tons, which is forecast down 9 million tons from the prior year primarily due to the drop in Brazil caused by unfavorable weather and more sugarcane being diverted towards ethanol production. The USDA’s report released in November 2018 estimates that for the 2018/2019 Crop Year, record global consumption of 176 million metric tons will still be below production and ending stocks are projected to rise to 53 million metric tons. Similar to the 2017/18 Crop Year, the current period may see the global supply for sugar exceed demand. In the past, this situation has, generally, resulted in a price decrease. However, if the global demand of sugar exceeds global supply, prices will generally increase.

The USDA, in its November 2018 report highlights, in the graph immediately below, projecting record stocks and consumption despite lower production compared to the 2017/2018 Crop Year. The second graph shows India, the leading producer of sugarcane, which surpasses Brazil for the first time in 16 years.

India's Production Exceeds Brazil's for the First Time in 16 Years
Brazil
India
Million Metric Tons, Raw Value
45
40
35
30
25
20
15
10
5
0
1978/79
1983/84
1988/89
1993/94
1998/99
2003/04
2008/09
2013/14
2018/19

Source: USDA Sugar Report – November 2018, https://apps.fas.usda.gov/psdonline/circulars/Sugar.pdf

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

The Wheat Market

Wheat is used to produce flour, the key ingredient for breads, pasta, crackers and many other food products, as well as several industrial products such as starches and adhesives. Wheat by-products are used in livestock feeds. Wheat is the principal food grain produced in the United States, and the United States’ output of wheat is typically exceeded only by that of China, the European Union, the former Soviet nations, known as the FSU-12, including the Ukraine, and India. The United States Department of Agriculture (“USDA”) estimates that for 2018-19, the principal global producers of wheat will be the EU, the former Soviet nations known as the FSU-12, China, India, the United States, Australia and Canada. The U.S. generates approximately 7% of the global production, with approximately 53% of that being exported. For 2018-19, based on the December 2018 USDA report, global consumption of 745 MMT is estimated to be slightly higher than production of 733 MMT. If the global supply of wheat exceeds global demand, this may have an adverse impact on the price of wheat. The USDA publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide wheat production and consumption. These reports are available on the USDA’s website, www.usda.gov, at no charge. The January 2019 reports were not published due to a lapse in federal funding. The outlook provided below is from the December 11, 2018 USDA report.

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

The price per bushel of wheat in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to November 2018.

On December 11, 2018, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2018-19. The exhibit below provides a summary of historical and current information for United States wheat production.

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

Under the Trust Agreement, the Sponsor is solely responsible for the management, and conducts or directs the conduct of the business of the Trust, the Funds, and any other Fund that may from time to time be established and designated by the Sponsor. The Sponsor is required to oversee the purchase and sale of Shares by firms designated as “Authorized Purchasers” and to manage the Funds’ investments, including to evaluate the credit risk of futures commission merchants and swap counter-parties and to review daily positions and margin/collateral requirements. The Sponsor has the power to enter into agreements as may be necessary or appropriate for the offer and sale of the Funds’ Shares and the conduct of the Trust’s activities. Accordingly, the Sponsor is responsible for selecting the Trustee, Administrator, Distributor, the independent registered public accounting firm of the Trust, and any legal counsel employed by the Trust. The Sponsor is also responsible for preparing and filing periodic reports on behalf of the Trust with the SEC and providing any required certification for such reports. No person other than the Sponsor and its principals was involved in the organization of the Trust or the Funds.

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

The Sponsor receives a fee as compensation for services performed under the Trust Agreement, except in the case of TAGS where there is no such fee. The Sponsor’s fees accrue daily and are paid monthly at an annual rate of 1.00% of the average daily net assets of each Fund, with the exception of TAGS. In addition, each Fund is also generally responsible for other ongoing fees, costs and expenses of its operations, including brokerage fees and SEC registration fees, and legal, printing, accounting, custodial, administration and transfer agency costs, although the Sponsor has borne or will bear the costs and expenses related to the initial offer and sale of Shares. The Funds will generally bear the costs and expenses associated with filing a new registration statement for each Fund every three years, unless the Sponsor waives all or part of such costs and expenses. The Sponsor may choose to waive, for a period of time and at its discretion, the collection of the Sponsor Fee or certain other fees for any of the Funds. Certain aggregate expenses common to all Funds within the Trust are allocated by the Sponsor to the respective funds based on activity drivers deemed most appropriate by the Sponsor for such expenses, including but not limited to relative assets under management and creation order activity. These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the combined statements of operations.

A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Trust and the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Trust and the Funds. For the period ended December 31, such expenses, which are primarily included as distribution and marketing fees, totaled $2,674,984 in 2018, $2,196,388 in 2017, and $1,825,552 in 2016; of these amounts, $556,063 in 2018, $453,736 in 2017, and $457,658 in 2016 were waived by the Sponsor.

All asset-based fees and expenses for the Funds are calculated on the prior day’s net assets.

The Sponsor has an information technology plan (the “IT Plan”) in place which is part of the internal controls of the Trust and the Funds. The IT Plan  takes reasonable care to look beyond the security and controls developed and implemented for the Trust and the Funds directly to the platforms and controls in place for the key service providers. Such review of the IT plans of key service providers is part of the Sponsor’s disaster recovery and business continuity planning. The Sponsor provides regular training to all employees of the Sponsor regarding cybersecurity topics, in addition to real-time dissemination of information regarding cybersecurity matters as needed. The IT plan is reviewed and updated as needed, but at a minimum on an annual basis.

Ownership or “membership” interests in the Sponsor are owned by persons referred to as “members.” The Sponsor currently has three voting or “Class A” members – Mr. Sal Gilbertie, Mr. Dale Riker and Mr. Carl N. Miller III – and a small number of non-voting or “Class B” members who have provided working capital to the Sponsor. Messrs. Gilbertie and Riker each currently own 45.7%, and Mr. Miller owns 8.52%, of the Sponsor’s Class A membership interests.

Management of the Sponsor

In general, under the Sponsor’s Amended and Restated Limited Liability Company Operating Agreement, as amended from time to time, the Sponsor (and as a result the Trust and each Fund) is managed by the officers of the Sponsor.  The Chief Executive Officer of the Sponsor is responsible for the overall strategic direction of the Sponsor and has general control of its business. The Chief Investment Officer and President of the Sponsor is primarily responsible for new investment product development with respect to the Funds. The Chief Operating Officer has primary responsibility for trade operations, trade execution, and portfolio activities with respect to the Fund. The Chief Financial Officer, Chief Accounting Officer and Chief Compliance Officer acts as the Sponsor’s principal financial and accounting officer. Furthermore, certain fundamental actions regarding the Sponsor, such as the removal of officers, the addition or substitution of members, or the incurrence of liabilities other than those incurred in the ordinary course of business and de minimis liabilities, may not be taken without the affirmative vote of a majority of the Class A members (which is generally defined as the affirmative vote of Mr. Gilbertie and one of the other two Class A members).  The Sponsor has no board of directors, and the Trust has no board of directors or officers.

The Officers of the Sponsor, one of whom is a Class A member of the Sponsor, are the following:

Sal Gilbertie has been the President of the Sponsor since its inception, its Chief Investment Officer since September 2011, and its Chief Executive Officer and Secretary since September 17, 2018, and was approved by the NFA as a principal of the Sponsor on September 23, 2009 and registered as an associated person of the Sponsor on November 10, 2009.  He maintains his main business office at 65 Adams Road, Easton, Connecticut 06612.  Effective July 16, 2012, Mr. Gilbertie was registered with the NFA as the Branch Manager for this location.  Since October 18, 2010, Mr. Gilbertie has been an associated person of the Distributor under the terms of the Securities Activities and Services Agreement (“SASA”) between the Sponsor and the Distributor.  Additional information regarding the SASA can be found in the section of this disclosure document entitled “Plan of Distribution.”  From October 2005 until December 2009, Mr. Gilbertie was employed by Newedge USA, LLC, an FCM and broker-dealer registered with the CFTC and the SEC, where he headed the Renewable Fuels/Energy Derivatives OTC Execution Desk and was an active futures contract and over-the-counter derivatives trader and market maker in multiple classes of commodities.  (Between January 2008 and October 2008, he also held a comparable position with Newedge Financial, Inc., an FCM and an affiliate of Newedge USA, LLC.)  From October 1998 until October 2005, Mr. Gilbertie was principal and co-founder of Cambial Asset Management, LLC, an adviser to two private funds that focused on equity options, and Cambial Financing Dynamics, a private boutique investment bank.  While at Cambial Asset Management, LLC and Cambial Financing Dynamics, Mr. Gilbertie served as principal and managed the day-to-day activities of the business and the portfolio of both companies.  Mr. Gilbertie is 58 years old.

Cory Mullen-Rusin, Chief Financial Officer, Chief Accounting Officer and Chief Compliance Officer, began working for the Sponsor on August 16, 2011.  She became the Chief Financial Officer, Chief Accounting Officer and Chief Compliance Officer on September 17, 2018 and has primary responsibility for the financial management, compliance and reporting of the Sponsor and is in charge of its books of account and accounting records, and its accounting procedures.  She maintains her main business office at Three Main Street, Suite 215, Burlington, Vermont 05401. Ms. Mullen-Rusin worked directly with the former CFO at Teucrium for the past seven years. Her responsibilities included aspects of financial planning, financial operations, and financial reporting for the Trust and the Sponsor. Additionally, Ms. Mullen-Rusin assisted in developing, instituting, and monitoring the effectiveness of processes and procedures to comply with all regulatory agency requirements. Ms. Mullen-Rusin graduated from Boston College with a Bachelor of Arts and Science in Communications in 2009, where she was a four-year scholarship player on the NCAA Division I Women’s Basketball team.  In 2017, she earned a Master of Business Administration from Nichols College. Ms. Mullen-Rusin is 31 years old.

Steve Kahler, Chief Operating Officer, began working for the Sponsor in November 2011 as Managing Director in the trading division. He became the Chief Operating Officer on May 24, 2012 and served in that capacity through September 6, 2018, at which time he resigned. Mr. Kahler was unemployed from September 7, 2018 until September 18, 2018. Mr. Kahler was reappointed and officially resumed his role as Chief Operating Officer on October 10, 2018. Mr. Kahler has primary responsibility for the Trade Operations for the Funds. He maintains his main business office at 13520 Excelsior Blvd., Minnetonka, MN 55345. Mr. Kahler was registered as an Associated Person of the Sponsor on November 25, 2011, approved as a Branch Manager of the Sponsor on March 16, 2012 and approved by the NFA as a Principal of the Sponsor on May 16, 2012. Since January 18, 2012, Mr. Kahler has been an associated person of the Distributor under the terms of the SASA between the Sponsor and the Distributor.  Additional information regarding the SASA can be found in the section of this disclosure document entitled “Plan of Distribution.” Prior to his employment with the Sponsor, Mr. Kahler worked for Cargill Inc., an international producer and marketer of food, agricultural, financial and industrial products and services, from April 2006 until November 2011 in the Energy Division as Senior Petroleum Trader. In October 2006 and while employed at Cargill Inc., Mr. Kahler was approved as an Associated Person of Cargill Commodity Services Inc., a commodity trading affiliate of Cargill Inc. from September 13, 2006 to November 9, 2011. Mr. Kahler graduated from the University of Minnesota with a Bachelors of Agricultural Business Administration and is 51 years old. Mr. Kahler is primarily responsible for making trading and investment decisions for the Fund and other Teucrium Funds, and for directing Fund and other Teucrium Fund trades for execution.

The Custodian and Administrator

In its capacity as the Fund’s custodian, the Custodian, currently U.S. Bank, N.A., holds the Funds’ securities, cash and/or cash equivalents pursuant to a custodial agreement.  U.S. Bancorp Fund Services, LLC, doing business as U.S. Bank Global Fund Services ("Fund Services"), an entity affiliated with U.S. Bank, N.A., is the registrar and transfer agent for the Funds.  In addition, Fund Services also serves as Administrator for the Fund, performing certain administrative and accounting services and preparing certain SEC and CFTC reports on behalf of the Fund.  For these services, the Fund pays fees to the Custodian and Fund Services set forth in the table entitled “Contractual Fees and Compensation Arrangements with the Sponsor and Third-Party Service Providers.”

The Custodian is located at 1555 North RiverCenter Drive, Suite 302, Milwaukee, Wisconsin 53212.  U.S. Bank N.A. is a Wisconsin state chartered bank subject to regulation by the Board of Governors of the Federal Reserve System and the Wisconsin State Banking Department. The principal address for U.S. Bancorp Fund Services, LLC doing business as U.S. Bank Global Fund Services ("Fund Services") is 615 E. Michigan Street, Milwaukee, WI 53202.

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

Consulting Services

Pursuant to a Consulting Services Agreement, Foreside Consulting Services, LLC, performs certain consulting support services for the Trust’s Sponsor, Teucrium Trading, LLC. Additionally, Foreside Distributors, LLC performs certain distribution consulting services pursuant to a Distribution Consulting Agreement with the Trust’s Sponsor, Teucrium Trading, LLC.

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
U.S. Bank N.A., Custodian U.S. Bank Global Fund Services, Transfer Agent, Fund Accountant and Fund Administrator
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

For each of the contractual agreements discussed above, the expense recognized in 2018 by the Trust and each Fund is detailed in the notes to the financial statements included in Part II of this filing.

Form of Shares

Registered Form

For all the Funds, Shares are issued in registered form in accordance with the Trust Agreement.  Fund Services has been appointed registrar and transfer agent for the purpose of transferring Shares in certificated form.  Fund Services keeps a record of all Shareholders and holders of the Shares in certificated form in the registry (Register).  The Sponsor recognizes transfers of Shares in certificated form only if done in accordance with the Trust Agreement.  The beneficial interests in such Shares are held in book-entry form through participants and/or account holders in DTC.

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

Transfers of interests in Shares with DTC are made in accordance with the usual rules and operating procedures of DTC and the nature of the transfer.  DTC has established procedures to facilitate transfers among the participants and/or account holders of DTC.  Because DTC can only act on behalf of DTC Participants, who in turn act on behalf of Indirect Participants, the ability of a person or entity having an interest in a global certificate to pledge such interest to persons or entities that do not participate in DTC, or otherwise take actions in respect of such interest, may be affected by the lack of a certificate or other definitive document representing such interest.

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

Minimum Number of Shares

There are a minimum number of baskets and associated shares specified for each Fund in the Fund’s respective prospectus as amended from time to time. Once the minimum number of baskets is reached, there can be no more redemptions until there has been a creation basket. As of December 31, 2018, these minimum levels are as follows:

CORN: 50,000 shares representing 2 baskets (3,500,004 shares outstanding as of December 31, 2018; 3,600,004 shares outstanding as of March 12, 2019)
SOYB: 50,000 shares representing 2 baskets (1,725,004 shares outstanding as of December 31, 2018; 1,475,004 shares outstanding as of March 12, 2019)
CANE: 50,000 shares representing 2 baskets (1,525,004 shares outstanding as of December 31, 2018; 1,400,004 shares outstanding as of March 12, 2019)
WEAT: 50,000 shares representing 2 baskets (9,275,004 shares outstanding as of December 31, 2018; 10,225,004 shares outstanding as of March 12, 2019)
TAGS: 50,000 shares representing 4 baskets (75,002 shares outstanding as of December 31, 2018; 75,002 shares outstanding as of March 12, 2019)

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

In determining the value of the Futures Contracts for each Fund, the Administrator uses the closing price on the exchange on which the commodity is traded, commonly referred to as the settlement price.  The time of settlement for each exchange is determined by that exchange and may change from time to time.  The current settlement time for each exchange can be found at the respective website for the CBOT or ICE, as the case may be, as follows:

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

In addition, in order to provide updated information relating to the Funds for use by investors and market professionals, ICE Data Indices, LLC calculates and disseminates throughout the trading day an updated indicative fund value for each Fund. The indicative fund value is calculated by using the prior day’s closing NAV per share of the Fund as a base and updating that value throughout the trading day to reflect changes in the value of the Fund’s Commodity Interests during the trading day.  Changes in the value of Treasury Securities and cash equivalents are not included in the calculation of indicative value.  For this and other reasons, the indicative fund value disseminated during NYSE Arca trading hours should not be viewed as an actual real time update of the NAV for each Fund.  The NAV is calculated only once at the end of each trading day.

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

ICE Data Indices, LLC disseminates the indicative fund value through the facilities of CTA/CQ High Speed Lines.  In addition, the indicative fund value is published on the NYSE Arca’s website and is available through on-line information services such as Bloomberg and Reuters.

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

Creation Procedures

On any business day, an Authorized Purchaser may place an order with the transfer agent to create one or more baskets for a Fund.  For purposes of processing purchase and redemption orders, a “business day” means any day other than a day when any of the NYSE Arca, CBOT, ICE, or the New York Stock Exchange is closed for regular trading.  Purchase orders must be placed by noon New York time or the close of regular trading on the New York Stock Exchange, whichever is earlier for CANE and TAGS. Purchase orders must be placed by 1:15pm New York time or the close of regular trading on the New York Stock Exchange, whichever is earlier for CORN, SOYB and WEAT.  The day on which the transfer agent and Distributor receive a valid purchase order is referred to as the purchase order date.

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

Because orders to purchase baskets must be placed by noon or 1:15 pm, New York time, depending on the Fund, but the total payment required to create a basket during the continuous offering period will not be determined until 4:00 p.m., New York time, on the date the purchase order is received, Authorized Purchasers will not know the total amount of the payment required to create a basket at the time they submit an irrevocable purchase order for the basket.  The Fund’s NAV and the total amount of the payment required to create a basket could rise or fall substantially between the time an irrevocable purchase order is submitted and the time the amount of the purchase price in respect thereof is determined.

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

Creation and Redemption Transaction Fees

To compensate the Sponsor for its expenses in connection with the creation and redemption of baskets, an Authorized Purchaser is required to pay a transaction fee to the Sponsor. The fees for all Funds as of December 31, 2018 are a flat $250 per creation or redemption order.

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

The Sponsor’s principals, officers and employees, do not devote their time exclusively to the Funds.  Under the organizational documents of the Sponsor, Mr. Sal Gilbertie in his respective capacities as President, Chief Investment Officer of the Sponsor and Chief Executive Officer and Secretary of the Sponsor, is obligated to use commercially reasonable efforts to manage the Sponsor, devote such amount of time to the Sponsor as would be consistent with his role in similarly placed commodity pool operators, and remain active in managing the Sponsor until he is no longer managing members of the Sponsor or the Sponsor dissolves.  In addition, the Sponsor expects that operating the Teucrium Funds will generally constitute the principal and full-time business activity of its principals, officers and employees.  Notwithstanding these obligations and expectations, the Sponsor’s principals may be directors, officers or employees of other entities, and may manage assets of other entities, including the other Teucrium Funds, through the Sponsor or otherwise.  In particular, the principals could have a conflict between his responsibilities to the Fund on the one hand and to those other entities on the other.  The Sponsor believes that it currently has sufficient personnel, time, and working capital to discharge its responsibilities to the Fund in a fair manner and that these persons’ conflicts should not impair his ability to provide services to the Fund.  However, it is not possible to quantify the proportion of his time that the Sponsor’s personnel will devote to the Fund and its management.

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

Management believes that as of December 31, 2018, it had fulfilled in a timely manner all Dodd-Frank or other regulatory requirements to which it is subject.

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

Books and Records

The Trust keeps its books of record and account at its office located at Three Main Street, Suite 215, Burlington Vermont 05401, or at the offices of U.S. Bancorp Fund Services, LLC, doing business as U.S. Bank Global Fund Services ("Fund Services"), the Administrator, located at 615 East Michigan Street, Milwaukee, Wisconsin 53202, or such office, including of an administrative agent, as it may subsequently designate upon notice.  The books of account of the Fund are open to inspection by any Shareholder (or any duly constituted designee of a Shareholder) at all times during the usual business hours of the Fund upon reasonable advance notice to the extent such access is required under CFTC rules and regulations.  In addition, the Trust keeps a copy of the Trust Agreement on file in its office which will be available for inspection by any Shareholder at all times during its usual business hours upon reasonable advance notice.

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

An investment in a Fund faces numerous risks from its shares being traded in the secondary market, any of which may lead to the Fund’s shares trading at a premium or discount to NAV. Although Fund shares are listed for trading on the NYSE Arca, there can be no assurance that an active trading market for such shares will develop or be maintained. Trading in Fund shares may be halted due to market conditions or for reasons that, in the view of the NYSE Arca, make trading in shares inadvisable. There can be no assurance that the requirements of the NYSE Arca necessary to maintain the listing of any Fund will continue to be met or will remain unchanged or that the shares will trade with any volume, or at all. The NAV of each Fund’s shares will generally fluctuate with changes in the market value of the Fund’s portfolio holdings. The market prices of shares will generally fluctuate in accordance with changes in the Fund’s NAV and supply and demand of shares on the NYSE Arca. It cannot be predicted whether a Fund's shares will trade below, at or above their NAV. Investors buying or selling Fund shares in the secondary market will pay brokerage commissions or other charges imposed by brokers as determined by that broker. Brokerage commissions are often a fixed amount and may be a significant proportional cost for investors seeking to buy or sell relatively small amounts of shares. Trading volume of the shares of each Fund could be affected by investors who trade significant quantities of shares on any given business day. Such investors may or may not file all SEC filings as required. In addition, if interest rates realized on cash balances were to decline, there is a risk that the net investment ratio of the Funds may increase from the current level.

Neither the Trust, nor any of the Funds, is an investment company subject to the Investment Company Act of 1940. Accordingly, you do not have the protections afforded by that statute, which, for example, requires investment companies to have a board of directors with a majority of disinterested directors and regulates the relationship between the investment company and its investment manager.

The arrangements between clearing brokers and counterparties on the one hand, and the Funds on the other, generally are terminable by the clearing brokers or counterparty upon notice to the Funds. In addition, the agreements between the Funds and their third-party service providers, such as the Distributor and the Custodian, are generally terminable at specified intervals. Upon termination, the Sponsor may be required to renegotiate or make other arrangements for obtaining similar services if the Funds intend to continue to operate. Comparable services from another party may not be available, or even if available, these services may not be available on the terms as favorable as those of the expired or terminated arrangements.

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

The operations of the Funds, the exchanges, brokers and counterparties with which the Funds do business, and the markets in which the Funds do business could be severely disrupted in the event of a major terrorist attack, natural disaster, or the outbreak, continuation or expansion of war or other hostilities. Global terrorist attacks, anti-terrorism initiatives, and political unrest continue to fuel this concern. In addition, a prolonged U.S. government shutdown could weaken the U.S. economy, interfere with the commodities markets that rely upon data published by U.S. federal government agencies, and prevent the Funds from receiving necessary regulatory review or approvals.

Failures or breaches of the electronic systems of the Funds, the Sponsor, the Custodian or mutual funds or other financial institutions in which the Funds invest, or the Funds’ other service providers, market makers, Authorized Purchasers, NYSE Arca, exchanges on which Futures Contracts or Other Commodity Interests are traded or cleared, or counterparties have the ability to cause disruptions and negatively impact the Funds’ business operations, potentially resulting in financial losses to a Fund and its shareholders. Such failures or breaches may include intentional cyber attacks that may result in an unauthroized party gaining accesss to electronic systems in order to misappropriate a Fund's assets or sensitive information. While the Funds have established business continuity plans and risk management systems seeking to address system breaches or failures, there are inherent limitations in such plans and systems. Furthermore, the Funds cannot control the cyber security plans and systems of the Custodian or mutual funds or other financial institutions in which the Funds invest, or the Funds’ other service providers, market makers, Authorized Purchasers, NYSE Arca, exchanges on which Futures Contracts or Other Commodity Interests are traded or cleared, or counterparties.

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

The Intraday Indicative Value (“IIV”) and the Benchmark for each Fund are calculated and disseminated by ICE Data Indices, LLC under an agreement between the Sponsor. Additionally, information may be calculated and disseminated under similar agreements between the Sponsor and other third-party entities. Although reasonable efforts are taken to ensure the accuracy of the information disseminated under this agreement, there may, from time to time, be recalculations of previously released information.

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

In managing and directing the day-to-day activities and affairs of these Funds, the Sponsor relies almost entirely on a small number of individuals, including Mr. Sal Gilbertie, Mr. Steve Kahler and Ms. Cory Mullen-Rusin. If Mr. Gilbertie, Mr. Kahler or Ms. Mullen-Rusin were to leave or be unable to carry out their present responsibilities, it may have an adverse effect on the management of the Funds. To the extent that the Sponsor establishes additional commodity pools, even greater demands will be placed on these individuals.

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

In addition to certain fees paid to each Fund's service providers, each Fund pays the Sponsor a fee of 1.00% of assets under management per annum, regardless of Fund Performance. Over time, a Fund's assets could be depleted if investment performance does not exceed such fees.

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

The Funds are not actively managed and are designed to track a benchmark, regardless of whether the price of the Benchmark Component Futures Contracts is flat, declining, or rising.

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

The Sponsor may use spreads and straddles as part of its overall trading strategy to closely follow the Benchmark. There is a risk that a Fund’s NAV may not closely track the change in its Benchmark. Spreads combine simultaneous long and short positions in related futures contracts that differ by commodity, by market or by delivery month (for example, long April, short November). Spreads gain or lose value as a result of relative changes in price between the long and short positions. Spreads often reduce risk to investors because the contracts tend to move up or down together. However, both legs of the spread could move against an investor simultaneously, in which case the spread would lose value. Certain types of spreads may face unlimited risk, e.g., because the price of a futures contract underlying a short position can increase by an unlimited amount and the investor would have to take delivery or offset at that price. A commodity straddle takes both long and short option positions in the same commodity in the same market and delivery month simultaneously. The buyer of a straddle profits if either the long or the short leg of the straddle moves further than the combined cost of both options. The seller of the straddle profits if both the long and short positions do not trade beyond a range equal to the combined premium for selling both options. If the Sponsor were to utilize a spread or straddle position and the position performed differently than expected, the results could impact that Fund’s tracking error. This could affect the Fund’s investment objective of having its NAV closely track the Benchmark. Additionally, a loss on the position would negatively impact the Fund’s absolute return.

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

Risks Specific to the Teucrium Corn Fund

Investors may choose to use the Fund as a means of investing indirectly in corn, and there are risks involved in such investments. The risks and hazards that are inherent in corn production may cause the price of corn to fluctuate widely. Price movements for corn are influenced by, among other things: weather conditions, crop failure, production decisions, governmental policies, changing demand, the corn harvest cycle, and various economic and monetary events. Corn production is also subject to U.S. federal, state and local regulations that could materially affect operations.

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

Risks Specific to the Teucrium Soybean Fund

Investors may choose to use the Fund as a means of investing indirectly in soybeans, and there are risks involved in such investments. The risks and hazards that are inherent in soybean production may cause the price of soybeans to fluctuate widely. Global price movements for soybeans are influenced by, among other things: weather conditions, crop failure, production decisions, governmental policies, changing demand, the soybean harvest cycle, and various economic and monetary events. Soybean production is also subject to domestic and foreign regulations that could materially affect operations.

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

Risks Specific to the Teucrium Sugar Fund

Investors may choose to use the Fund as a means of investing indirectly in sugar, and there are risks involved in such investments. The risks and hazards that are inherent in sugar production may cause the price of sugar to fluctuate widely. Global price movements for sugar are influenced by, among other things: weather conditions, crop failure, production decisions, governmental policies, changing demand, the sugar harvest cycle, and various economic and monetary events. Sugar production is also subject to domestic and foreign regulations that could materially affect operations.

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

Risks Specific to the Teucrium Wheat Fund

Investors may choose to use the Fund as a means of investing indirectly in wheat, and there are risks involved in such investments. The risks and hazards that are inherent in wheat production may cause the price of wheat to fluctuate widely. Price movements for wheat are influenced by, among other things: weather conditions, crop failure, production decisions, governmental policies, changing demand, the wheat harvest cycle, and various economic and monetary events. Wheat production is also subject to U.S. federal, state and local regulations that could materially affect operations.

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

Item 1B. Unresolved Staff Comments

There are no unresolved staff comments.

Item 2. Properties

Not applicable.

Item 3. Legal Proceedings

Although each of the Funds may, from time to time, be involved in litigation arising out of its operations in the normal course of business or otherwise, none of the Funds is currently a party to any pending material legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

The principal trading market for the shares of CORN, SOYB, CANE, WEAT and TAGS is the NYSE Arca.

Price Range of Shares

The following tables set forth the range of reported high and low closing prices of the shares for each Fund as reported on the NYSE Arca for the fiscal year ended December 31, 2018 and 2017.

The following table sets forth the range of reported high and low closing prices of the shares of the Teucrium Corn Fund (symbol “CORN”) as reported on the NYSE Arca:

Fiscal Year Ended December 31, 2018	High	Low
Quarter Ended
March 31, 2018	$18.10	$16.58
June 30, 2018	$18.48	$16.21
September 30, 2018	$16.98	$15.40
December 31, 2018	$16.62	$15.81

Fiscal Year Ended December 31, 2017	High	Low
Quarter Ended
March 31, 2017	$20.04	$18.61
June 30, 2017	$19.63	$18.37
September 30, 2017	$19.99	$17.13
December 31, 2017	$17.53	$16.57

The following table sets forth the range of reported high and low closing prices of the shares of the Teucrium Soybean Fund (symbol “SOYB”) as reported on the NYSE Arca:

Fiscal Year Ended December 31, 2018	High	Low
Quarter Ended
March 31, 2018	$19.45	$17.65
June 30, 2018	$19.12	$16.24
September 30, 2018	$16.86	$15.30
December 31, 2018	$16.82	$15.59

Fiscal Year Ended December 31, 2017	High	Low
Quarter Ended
March 31, 2017	$20.19	$18.12
June 30, 2017	$18.37	$17.34
September 30, 2017	$19.55	$17.57
December 31, 2017	$18.87	$17.76

The following table sets forth the range of reported high and low closing prices of the shares of the Teucrium Sugar Fund (symbol “CANE”) as reported on the NYSE Arca:

Fiscal Year Ended December 31, 2018	High	Low
Quarter Ended
March 31, 2018	$9.94	$8.27
June 30, 2018	$8.36	$7.42
September 30, 2018	$7.32	$6.50
December 31, 2018	$8.07	$6.84

Fiscal Year Ended December 31, 2017	High	Low
Quarter Ended
March 31, 2017	$14.20	$11.87
June 30, 2017	$11.83	$9.00
September 30, 2017	$10.40	$9.31
December 31, 2017	$10.00	$8.88

The following table sets forth the range of reported high and low closing prices of the shares of the Teucrium Wheat Fund (symbol “WEAT”) as reported on the NYSE Arca:

Fiscal Year Ended December 31, 2018	High	Low
Quarter Ended
March 31, 2018	$6.98	$5.88
June 30, 2018	$7.06	$6.15
September 30, 2018	$7.18	$6.07
December 31, 2018	$6.43	$5.93

Fiscal Year Ended December 31, 2017	High	Low
Quarter Ended
March 31, 2017	$7.58	$6.86
June 30, 2017	$7.83	$6.64
September 30, 2017	$8.29	$6.40
December 31, 2017	$6.55	$5.81

The following table sets forth the range of reported high and low closing prices of the shares of the Teucrium Agricultural Fund (symbol “TAGS”) as reported on the NYSE Arca:

Fiscal Year Ended December 31, 2018	High	Low
Quarter Ended
March 31, 2018	$24.25	$21.90
June 30, 2018	$25.70	$20.93
September 30, 2018	$21.69	$19.88
December 31, 2018	$21.54	$20.17

Fiscal Year Ended December 31, 2017	High	Low
Quarter Ended
March 31, 2017	$27.45	$24.71
June 30, 2017	$24.80	$22.92
September 30, 2017	$25.53	$22.14
December 31, 2017	$22.90	$21.20

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

Holders of the Funds

The table below sets forth the approximate number of shareholders for each Fund of the Trust as of December 31, 2018.

Fund	Approximate Number of Shareholders
CORN	5,311
SOYB	2,443
CANE	1,405
WEAT	3,793
TAGS	111

Use of Proceeds

The original registration statement on Form S-1 registering 30,000,000 common units, or “Shares,” of the Teucrium Corn Fund (File No. 333-162033) was declared effective on June 7, 2010. A second registration statement on Form S-1 (File No. 333-187463) which replaced the original registration statement was declared effective on April 30, 2013 and a third (File No. 333-210010) was declared effective on April 29, 2016. From June 9, 2010 (the commencement of operations) through December 31, 2018, 17,200,000 Shares of the Fund were sold at an aggregate offering price of $508,095,874. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund from June 9, 2010 (the commencement of operations) through December 31, 2018 in an amount equal to $886,009, resulting in net offering proceeds of $507,209,865. The offering proceeds were invested in corn futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The original registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of Teucrium Soybean Fund (File No. 333-167590) was declared effective on June 17, 2011. A second registration statement on Form S-1 (File No. 333-196210) which replaced the original registration statement was declared effective on June 30, 2014. A third registration statement on Form S-1 (File No. 333-217247) which replaced the second registration statement was declared effective on May 1, 2017. A fourth registration statement on Form S-1 (File No. 333-223940) which replaced the third registration statement was declared effective on April 30, 2018. From September 19, 2011 (the commencement of the offering) through December 31, 2018, 4,650,000 Shares of the Fund were sold at an aggregate offering price of $90,402,276.  The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through December 31, 2018 in an amount equal to $115,930, resulting in net offering proceeds of $90,286,346.  The offering proceeds were invested in soybean futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The original registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of Teucrium Sugar Fund (File No. 333-167585) was declared effective on June 17, 2011. A second registration statement on Form S-1 (File No. 333-196211) which replaced the original registration statement was declared effective on June 30, 2014. A third registration statement on Form S-1 (File No. 333-217248) which replaced the second registration statement was declared effective on May 1, 2017. A fourth registration statement on Form S-1 (File No. 333-223941) which replaced the third registration statement was declared effective on April 30, 2018. From September 19, 2011 (the commencement of the offering) through December 31, 2018, 4,475,000 Shares of the Fund were sold at an aggregate offering price of $45,028,921. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through December 31, 2018 in an amount equal to $55,646, resulting in net offering proceeds of $44,973,275. The offering proceeds were invested in sugar futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The original registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of Teucrium Wheat Fund (File No. 333-167591) was declared effective on June 17, 2011. A second registration statement on Form S-1 (File No. 333-196209) which replaced the original registration statement was declared effective on June 30, 2014. A third registration statement on Form S-1 (File No. 333-212481) which registered a total of 25,350,000 shares was declared effective on July 15, 2016. From September 19, 2011 (the commencement of the offering) through December 31, 2018, 18,875,000 Shares of the Fund were sold at an aggregate offering price of $169,173,950.  The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through December 31, 2018 in an amount equal to $277,575, resulting in net offering proceeds of $168,896,375. The offering proceeds were invested in wheat futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The original registration statement on Form S-1 registering 5,000,000 common units, or “Shares,” of Teucrium Agricultural Fund (File No. 333-173691) was declared effective on February 10, 2012. A second registration statement on Form S-1 (File No. 333-201953) which replaced the original registration statement was declared effective on April 30, 2015. A third registration statement on Form S-1 (File No. 333-223943) which replaced the second registration statement was declared effective on April 30, 2018. From March 28, 2012 (the commencement of the offering) through December 31, 2018, 375,000 Shares of the Fund were sold at an aggregate offering price of $18,285,685. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through December 31, 2018 in an amount equal to $10,058, resulting in net offering proceeds of $18,275,627. The offering proceeds were invested in Shares of the Underlying Funds and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Issuer Purchases of Equity Securities

The Sponsor, the Trust or any Fund do not purchase shares directly from shareholders; however, the information below details for the current period, October 1, 2018 to December 31, 2018, by month and for the year ended December 31, 2018, the share purchases in connection with the redemption of baskets by Authorized Purchasers.

Issuer Purchases of CORN Shares:

				Maximum Number
			Total Number of Shares	(or Approximate Dollar
			Purchased as Part	Value) of Shares that
	Total Number of	Average Price	of Publicly Announced	May Yet Be Purchased
Period	Shares Purchased	Paid per Share	Plans or Programs	Under the Plans or Programs
October 1, 2018 to October 31, 2018	250,000	$16.27	N/A	N/A
November 1, 2018 to November 31, 2018	125,000	$16.24	N/A	N/A
December 1, 2018 to December 31, 2018	375,000	$16.22	N/A	N/A

January 1, 2018 to December 31, 2018	1,900,000	$16.62	N/A	N/A

Issuer Purchases of SOYB Shares:

				Maximum Number
			Total Number of Shares	(or Approximate Dollar
			Purchased as Part	Value) of Shares that
	Total Number of	Average Price	of Publicly Announced	May Yet Be Purchased
Period	Shares Purchased	Paid per Share	Plans or Programs	Under the Plans or Programs
October 1, 2018 to October 31, 2018	75,000	$15.60	N/A	N/A
November 1, 2018 to November 31, 2018	75,000	$16.08	N/A	N/A
December 1, 2018 to December 31, 2018	100,000	$16.36	N/A	N/A

January 1, 2018 to December 31, 2018	425,000	$16.38	N/A	N/A

Issuer Purchases of WEAT Shares:

				Maximum Number
			Total Number of Shares	(or Approximate Dollar
			Purchased as Part	Value) of Shares that
	Total Number of	Average Price	of Publicly Announced	May Yet Be Purchased
Period	Shares Purchased	Paid per Share	Plans or Programs	Under the Plans or Programs
October 1, 2018 to October 31, 2018	450,000	$6.12	N/A	N/A
November 1, 2018 to November 31, 2018	75,000	$6.22	N/A	N/A
December 1, 2018 to December 31, 2018	75,000	$6.09	N/A	N/A

January 1, 2018 to December 31, 2018	2,975,000	$6.48	N/A	N/A

Issuer Purchases of CANE Shares:

				Maximum Number
			Total Number of Shares	(or Approximate Dollar
			Purchased as Part	Value) of Shares that
	Total Number of	Average Price	of Publicly Announced	May Yet Be Purchased
Period	Shares Purchased	Paid per Share	Plans or Programs	Under the Plans or Programs
October 1, 2018 to October 31, 2018	625,000	$7.82	N/A	N/A
November 1, 2018 to November 31, 2018	250,000	$7.74	N/A	N/A
December 1, 2018 to December 31, 2018	125,000	$7.32	N/A	N/A

January 1, 2018 to December 31, 2018	1,575,000	$7.45	N/A	N/A

Issuer Purchases of TAGS Shares: Nothing to Report

Dividends

Neither the Trust nor any Fund has made, and there are no plans to make any cash distributions to shareholders.

Item 6. Selected Financial Data

Financial Highlights for the Teucrium Corn Fund (for the years ended December 31, 2018, 2017, 2016, 2015 and 2014).

	Year ended	Year ended	Year ended	Year ended	Year ended
	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014
Net assets	$56,379,057	$64,901,479	$73,213,541	$61,056,223	$108,459,507
Net realized and unrealized loss on futures contracts	$(2,373,675)	$(5,984,276)	$(6,991,162)	$(14,193,913)	$(4,449,213)
Net loss	$(3,413,397)	$(7,715,090)	$(9,564,067)	$(17,183,472)	$(7,947,064)
Weighted-average shares outstanding	4,169,662	3,714,045	3,598,843	3,243,223	3,460,141
Net loss per share	$(0.64)	$(2.02)	$(2.47)	$(5.38)	$(4.02)
Net loss per weighted average share	$(0.82)	$(2.08)	$(2.66)	$(5.30)	$(2.30)
Cash and cash equivalents at end of year	$58,910,133	$63,139,461	$69,072,284	$57,110,089	$106,858,496

Financial Highlights for the Teucrium Soybean Fund (for the years ended December 31, 2018, 2017, 2016, 2015 and 2014).

	Year ended	Year ended	Year ended	Year ended	Year ended
	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014
Net assets	$27,942,017	$10,264,025	$12,882,100	$6,502,552	$11,956,149
Net realized and unrealized (loss) gain on futures contracts	$(1,448,225)	$(785,113)	$1,507,050	$(1,301,212)	$(366,913)
Net (loss) income	$(1,764,857)	$(1,115,780)	$1,094,528	$(1,517,824)	$(582,405)
Weighted-average shares outstanding	1,261,579	717,607	623,023	386,237	251,648
Net (loss) income per share	$(1.65)	$(1.23)	$1.74	$(3.45)	$(2.16)
Net (loss) income per weighted average share	$(1.40)	$(1.55)	$1.76	$(3.93)	$(2.31)
Cash and cash equivalents at end of year	$26,774,939	$9,942,185	$12,300,383	$5,937,824	$11,505,788

Financial Highlights for the Teucrium Sugar Fund (for the years ended December 31, 2018, 2017, 2016, 2015 and 2014).

	Year ended	Year ended	Year ended	Year ended	Year ended
	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014
Net assets	$10,778,739	$6,363,710	$5,513,971	$5,508,663	$2,661,212
Net realized and unrealized (loss) gain on futures contracts	$(2,245,847)	$(2,171,724)	$1,457,243	$(411,880)	$(451,965)
Net (loss) income	$(2,435,786)	$(2,290,088)	$1,349,263	$(475,806)	$(502,562)
Weighted-average shares outstanding	1,620,415	674,456	507,654	373,018	195,963
Net (loss) income per share	$(2.72)	$(3.18)	$2.95	$(1.81)	$(2.27)
Net (loss) income per weighted average share	$(1.50)	$(3.40)	$2.66	$(1.28)	$(2.56)
Cash and cash equivalents at end of year	$10,261,941	$5,929,275	$5,016,531	$4,932,791	$2,489,338

Financial Highlights for the Teucrium Wheat Fund (for the years ended December 31, 2018, 2017, 2016, 2015 and 2014).

	Year ended	Year ended	Year ended	Year ended	Year ended
	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014
Net assets	55,149,873	$61,416,019	$62,344,759	$26,529,260	$22,263,457
Net realized and unrealized income (loss) on futures contracts	1,112,762	$(3,979,575)	$(11,628,525)	$(7,200,826)	$(1,070,987)
Net income (loss)	15,244	$(5,589,587)	$(13,111,481)	$(8,137,705)	$(1,748,035)
Weighted-average shares outstanding	10,111,031	9,594,936	5,340,851	2,470,483	1,408,223
Net loss per share	(0.04)	$(0.90)	$(2.26)	$(3.57)	$(2.12)
Net loss per weighted average share	0.00	$(0.58)	$(2.45)	$(3.29)	$(1.24)
Cash and cash equivalents at end of year	63,300,447	$58,932,231	$58,931,911	$24,579,091	$21,568,368

Financial Highlights for the Teucrium Agricultural Fund (for the years ended December 31, 2018, 2017, 2016, 2015 and 2014).

	Year ended	Year ended	Year ended	Year ended	Year ended
	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014
Net assets	$1,524,760	$1,137,639	$1,316,370	$1,329,390	$1,652,749
Net realized and unrealized loss on securities	$(184,933)	$(172,534)	$(6,231)	$(316,182)	$(234,501)
Net loss	$(191,986)	$(178,731)	$(13,020)	$(323,359)	$(243,693)
Weighted-average shares outstanding	68,153	50,002	50,002	50,002	50,002
Net loss per share	$(2.42)	$(3.58)	$(0.26)	$(6.46)	$(4.88)
Net loss per weighted average share	$(2.82)	$(3.57)	$(0.26)	$(6.47)	$(4.87)
Cash equivalents at end of year	$2,862	$2,474	$2,360	$1,815	$1,647

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

The Funds and the Trust record their derivative activities at fair value. Gains and losses from derivative contracts are included in the statement of operations. Derivative contracts include futures contracts related to commodity prices. Futures, which are listed on a national securities exchange, such as the CBOT or the Intercontinental Exchange (“ICE”), or reported on another national market, are generally categorized in Level 1 of the fair value hierarchy. OTC derivatives contracts (such as forward and swap contracts) which may be valued using models, depending on whether significant inputs are observable or unobservable, are categorized in Levels 2 or 3 of the fair value hierarchy.

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

11.
The Sponsor is responsible for investing the assets of the Funds in accordance with the objectives and policies of each Fund. The Funds pay for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, FINRA, formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays its portion of the fees and expenses for services directly attributable to the Fund such as accounting, financial reporting, regulatory compliance and trading activities, which the Sponsor elected not to outsource. Certain aggregate expenses common to all Teucrium Funds within the Trust are allocated by the Sponsor to the respective funds based on activity drivers deemed most appropriate by the Sponsor for such expenses, including but not limited to relative assets under management and creation order activity. These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Teucrium Funds, which are primarily the cost of performing certain accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Fund and are included, primarily, in distribution and marketing fees. In addition, the Funds, except for TAGS which has no such fee, are contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum.

12.
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

13.
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

Results of Operations

The discussion below addresses the material changes in the results of operations for the year ended December 31, 2018 compared to the years ended December 31, 2017 and 2016. CORN, SOYB, CANE WEAT and TAGS operated for the entirety of all periods discussed below.

Total expenses for the current and comparative periods are presented both gross and net of any expenses waived or paid by the Sponsor that would have been incurred by the Funds (“expenses waived by the Sponsor”). For all expenses waived in 2016, 2017 and 2018, the Sponsor has determined that no reimbursement will be sought in future periods. “Total expenses, net”, which is after the impact of any expenses waived by or reimbursed to the Sponsor, are presented in the same manner as previously reported. There is, therefore, no impact to or change in the net gain or net loss in any period for the Trust and each Fund as a result of this change in presentation.

In accordance with ASU 2016-18 issued by the FASB, the presentation of restricted cash on the financial statements for the period ending December 31, 2017 was updated to be included in “Cash and Cash Equivalents” on the Statements of Assets and Liabilities and the Statements of Cash Flows, and as specified in the Notes to the Financial Statements under “Cash, cash equivalents and restricted cash”. This presentation did not have a material impact on the financial statements and disclosures of the Trust and the Funds. Effective October 2017, for all funds the balance for restricted cash held in custody at the Bank of New York Mellon was $0.

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

The Fund generally pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. Each Fund also pays its portion of the fees and expenses associated with the Trust’s tax accounting and reporting requirements. Certain aggregate expenses common to all Funds within the Trust are allocated by the Sponsor to the respective funds based on activity drivers deemed most appropriate by the Sponsor for such expenses, including but not limited to relative assets under management and creation order activity. These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to services provided by the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Funds and are, primarily, included as distribution and marketing fees on the statements of operations.  These amounts, for the Trust and for each Fund, are detailed in the notes to the financial statements included in Part II of this filing.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Funds or waive the management fee. This election is subject to change by the Sponsor, at its discretion. Expenses paid by the Sponsor and Management fees waived by the Sponsor are, if applicable, presented as waived expenses in the statements of operations for each Fund.

For the period January 1, 2018 to December 31, 2018, the Funds, in total, recorded an increase in expenses, gross and net of any expenses waived by the Sponsor, over what had been recorded in 2017. For the year ending December 31, 2018, total expenses gross of any waived expenses, were $7,411,981, while total expenses, net were $6,184,551.  For the year 2017, these were, $6,580,718 and $5,551,819, respectively.  For 2016, these were $6,146,659 and $5,308,644, respectively. The increase in expenses for the period 2018 compared to 2017, gross of any waived expenses, was $831,263 which was driven by increases in all expense categories, specifically: 1) a $146,381 or 10% increase in management fees paid to the Sponsor; 2) a $112,954 or 8% increase in professional fees related to auditing, legal and tax preparation fees; 3) a $475,185 or 18% increase in distribution and marketing fees; 4) a $4,066 or 1% increase in custodian fees and expenses; 5) a $22,100 or 24% increase in business permits and licenses; 6) a $7,584 or 3% increase in general and administrative expenses; 7) a $36,347 or 23% increase in brokerage commissions due to an increase in contracts purchased and rolled; and 8) a $26,646 or 28% increase in other expenses. The 13% increase in expenses year over year was generally due to higher average net assets. Total expenses, net of expenses waived by the Sponsor, increased by $632,732 for 2018 compared to 2017 due to the increase in gross expenses, which was partially offset by an increase of $198,531 in expenses waived by the Sponsor.

For the year ended December 31, 2018, no reimbursement to the Sponsor will be sought in any future period for expenses that have been identified as waived by the Sponsor.

Teucrium Corn Fund

The Teucrium Corn Fund commenced investment operations on June 9, 2010.  The investment objective of the Corn Fund is to have the daily changes in percentage terms of the Shares’ NAV reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for three futures contracts for corn (“Corn Futures Contracts”) that are traded on the Chicago Board of Trade (“CBOT”), specifically (1) the second-to-expire CBOT Corn Futures Contract, weighted 35%, (2) the third-to-expire CBOT Corn Futures Contract, weighted 30%, and (3) the CBOT Corn Futures Contract expiring in the December following the expiration month of the third-to-expire contract, weighted 35%. On December 31, 2018, the Corn Fund held a total of 2,889 CBOT Corn Futures contracts with a notional value of $56,379,850. Of these, 1,030 contracts had an asset fair value of $107,363, while 1,859 contracts had a liability fair value of $1,297,288. The weighting of the notional value of the contracts was weighted as follows: (1) 35% to the MAY19 contracts, the second-to-expire CBOT Corn Futures Contract, (2) 30% to JUL19 CBOT contracts, the third-to-expire CBOT Corn Futures Contract, and (3) 35% to DEC19 CBOT contracts, the CBOT Corn Futures Contract expiring in the December following the expiration month of the third-to-expire contract.

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

The chart below shows the percent change in the NAV per share for the Fund, the market price of the Fund shares, represented by the closing price of the Fund on the NYSE Arca or the mid-point of the 4 pm bid and ask if no closing price is available, and TCORN for two periods. One period is December 31, 2017 compared to December 31, 2018.  The second period is from the commencement of operations to December 31, 2018. The Benchmark does not reflect any impact of expenses, which would generally reduce the Fund’s NAV, or interest income, which would generally increase the NAV.  The actual results for the NAV do include the impacts of both expenses and interest income.

Period	Change in NAV per share	Change in Market Price	Change in the Benchmark (TCORN)
December 31, 2017 to December 31, 2018	-3.82%	-4.28%	-2.36%
June 10, 2010 to December 31, 2018	-37.68%	-37.77%	-12.78%

For the Year Ended December 31, 2018 Compared to the Years Ended December 31, 2017 and 2016

On December 31, 2018, the Fund had 3,500,004 shares outstanding and net assets of $56,379,057.  This is in comparison to 3,875,004 shares outstanding and net assets of $64,901,479 on December 31, 2017 and 3,900,004 shares outstanding with net assets of $73,213,541 on December 31, 2016.  Shares outstanding decreased by 375,000 or 10% for the period of 2018 when compared to 2017.  This slight decrease was, in the opinion of management, due to the uncertainty in the market due to the trade dispute with China. In total, the Fund issued 1,525,000 shares and purchased 1,900,000 shares, in 2018, as part of creation and redemption baskets. For the period 2018 compared to 2016, there was a decrease in shares outstanding of 400,000 or 10%. In total, in 2017, the Fund issued 1,325,000 shares and purchased 1,350,000 shares as part of creation and redemption baskets.

Total net assets for the Fund were $56,379,057 on December 31, 2018, compared to $64,901,479 on December 31, 2017 and $73,213,541 on December 31, 2016. The Net Asset Values (“NAV”) per share related to these balances were $16.11, $16.75, and $18.77 respectively. When comparing December 31, 2018 with 2017, there was a decrease in total net assets of 13%, driven by a combination of a decrease in the number of shares outstanding of 375,000 or 10% and a decrease in the NAV per share of ($0.64) or 4%. When comparing December 31, 2018 with 2016, there was a decrease in total net assets of 23%, driven by a combination of an decrease in the number of shares outstanding of 400,000 or 10% and a change in the NAV per share which decreased by ($2.66) or 14%. The closing prices per share for 2018, 2017 and 2016, as reported by the NYSE Arca, were $16.05, $16.77, and $18.71, respectively. The change from December 31, 2018 over prior years was a 4% decrease from 2017 and a 14% decrease from 2016.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to December 31, 2018 and serves to illustrate the relative changes of these components.

CORN AUM Analysis
CORN Shares Outstanding
CORN AUM
CORN NAV Per Share
Shares Outstanding (Thousands)
AUM (Million $) & NAV ($ per share)
5000
4500
4000
3500
3000
2500
2000
1500
1000
500
0
140
120
100
80
60
40
20
0
6/30/2010
9/30/2010
12/31/2010
3/31/2011
6/30/2011
9/30/2011
12/31/2011
3/31/2012
6/30/2012
9/30/2012
12/31/2012
3/31/2013
6/30/2013
9/30/2013
12/31/2013
3/31/2014
6/30/2014
9/30/2014
12/31/2014
3/31/2015
6/30/2015
9/30/2015
12/31/2015
3/31/2016
6/30/2016
9/30/2016
12/31/2016
3/31/2017
6/30/2017
9/30/2017
12/31/2017
3/31/2018
6/30/2018
9/30/2018
12/31/2018

The total loss for the year ended December 31, 2018 was ($892,853) resulting primarily from the net change in realized loss on commodity futures contracts totaling ($3,025,313), and by a net change in unrealized appreciation of commodity futures contracts of $651,638. Total loss was ($5,205,716) in 2017, and ($6,594,484) in 2016. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contact given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned.  Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month.  The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Interest income for year ended December 31, 2018, 2017, and 2016, respectively, was $1,480,822, $778,560, and $396,679.  This increase year-over-year was the result of the Sponsor investing, at times, a portion of the available cash for the Fund in alternative demand deposit savings accounts with more attractive overnight deposit rates. Effective October 3, 2017, the Fund invested in investment grade commercial paper with maturities of ninety days or less. These investments provide a higher rate than money market products offered in the past. Interest rates paid on cash balances of the Fund have increased beginning March 2017 and have continued to increase through December 2018. These higher levels of interest rates are projected to remain at the current level in 2019 or slightly increase, absent any decreases in the Federal Funds rate.

Total expenses gross of expenses waived by the Sponsor (“Total expenses”) for 2018 were $2,801,361; total expenses for 2017 were $2,918,936 and $3,411,916 in 2016. This represents a ($117,575) or 4% decrease for 2018 over 2017 and a ($610,555) or 18% decrease for 2018 over 2016. The decrease for 2018 over 2017 was driven by: 1) a ($93,280) or 15% decrease in professional fees related to auditing, legal and tax preparation fees; and 2) a ($12,937) or 1% decrease in distribution and marketing fees; 3) a ($26,510) or 17% decrease in custodian fees and expenses; 4) a ($2,590) or 10% decrease in business permits and licenses; and 5) a ($17,286) or 14% decrease in general and administrative expenses. These decreases were partially offset by: 1) a $21,330 or 3% increase in management fee paid to the Sponsor as a result of higher average net assets; 2) a $11,365 or 14% increase in brokerage commissions due to an increase in contracts purchased and rolled; and 3) a $2,333 or 6% increase in other expenses. The decreases in operating expenses were due to expense controls under taken by the Sponsor and lower average net asset balance relative to the other Funds.

The decrease for 2018 over 2016 was driven by: 1) a ($15,179) or 2% decrease in the management fee paid to the Sponsor as a result of lower average net assets; 2) a ($509,033) or 49% decrease in professional fees related to auditing, legal and tax preparation fees; 3) a ($55,975) or 31% decrease in custodian fees and expenses; 4) a ($34,684) or 24% decrease in general and administrative expenses; and 5) a ($5,660) or 6% decrease in brokerage commissions due to an increase in contracts purchased and rolled. The decreases were partially offset by: 1) a $3,202 or 0% increase in distribution and marketing fees; 2) a $5,774 or 34% increase in business permits and licenses; and 3) a $1,000 or 2% increase in other expenses. The decreases in operating expenses were due to expense controls under taken by the Sponsor and lower average net asset balance relative to the other Funds. The total expense ratio gross of expenses waived by the Sponsor for these years was 3.98% in 2018, 4.28% in 2017, and 4.74% in 2016. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the year ended December 31, 2018, the Sponsor waived fees of $280,817; the Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the year. The Sponsor permanently waived $409,562 of expenses in 2017 and $442,333 in 2016.

Total expenses net of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses, net”) for 2018, 2017 and 2016 were $2,520,544, $2,509,374, and $2,969,583 respectively. The total expense ratio net of expenses waived by the Sponsor periods was 3.58% in 2018, 3.68% in 2017, 4.13% in 2016. Net investment loss, which includes the impact of expenses and interest income, was 1.48% in 2018, 2.54% in 2017 and 3.58% in 2016.

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

Net cash provided by (used in) the Fund’s operating activities during the year was $879,697 in 2018, ($5,335,851) in 2017, and ($9,759,190) in 2016. In 2018, proceeds from the sale of shares were $26,460,193 in 2018, representing 1,525,000 shares while payments for redemptions were $31,569,218 representing 1,900,000 shares. In 2017, proceeds from the sale of shares were $25,173,968 representing 1,325,000 shares while payments for redemptions were $25,770,940, representing 1,350,000 shares. In 2016, proceeds from the sale of shares were $57,591,933, representing 2,875,000 shares while payments for redemptions were $35,870,548, representing 1,850,000 shares.

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

Teucrium Soybean Fund

The Teucrium Soybean Fund commenced investment operations on September 19, 2011. The investment objective of the Fund is to have the daily changes in percentage terms of the Shares’ Net Asset Value (“NAV”) reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for three futures contracts for soybeans (“Soybean Futures Contracts”) that are traded on the Chicago Board of Trade (“CBOT”).  Except as described in the following paragraph, the three Soybean Futures Contracts will be: (1) second-to-expire CBOT Soybean Futures Contract, weighted 35%, (2) the third-to-expire CBOT Soybean Futures Contract, weighted 30%, and (3) the CBOT Soybean Futures Contract expiring in the November following the expiration month of the third-to-expire contract, weighted 35%, except the CBOT soybean futures contracts expiring in August and September will not be part of the Teucrium Soybean Fund’s Benchmark because of the less liquid market for these Futures Contracts. On December 31, 2018, the Fund held a total of 612 CBOT soybean futures contracts with a notional value of $27,925,551. Of these, 218 contracts had an asset fair value of $228,400, while 394 contracts had a liability fair value of $39,250. The weighting of the notional value of the contracts was weighted as follows: (1) 35% to MAR19 CBOT contracts, (2) 30% to MAY19 CBOT contracts, and (3) 35% to NOV19 CBOT contracts.

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

The chart below shows the percent change in the NAV per share for the Fund, the market price of the Fund shares, represented by the closing price of the Fund on the NYSE Arca or the mid-point of the 4 pm bid and ask if no closing price is available, and TSOYB for two periods. One period is December 31, 2017 compared to December 31, 2018.  The second period is from the commencement of operations to December 31, 2018. The Benchmark does not reflect any impact of expenses, which would generally reduce the Fund’s NAV, or interest income, which would generally increase the NAV.  The actual results for the NAV do include the impacts of both expenses and interest income.

Period	Change in NAV per share	Change in Market Price	Change in the Benchmark (TSOYB)
December 31, 2017 to December 31, 2018	-9.26%	-9.51%	-7.71%
September 19, 2011 to December 31, 2018	-34.32%	-35.49%	-9.75%

For the Year Ended December 31, 2018 Compared to the Years Ended December 31, 2017 and 2016

On December 31, 2018, the Fund had 1,725,004 shares outstanding and net assets of $27,942,017.  This is in comparison to 575,004 shares outstanding and net assets of $10,264,025 on December 31, 2017 and 675,004 shares outstanding with net assets of $12,882,100 on December 31, 2016.  Shares outstanding increased by 1,150,000 or 200% for the period of 2018 when compared to 2017.  This increase was, in the opinion of management, due to the continued growth in China's soybean imports during the period reported. In total, the Fund issued 1,575,000 shares and purchased 425,000 shares as part of creation and redemption baskets in 2018. For the period 2018 compared to 2016, there was an increase in shares outstanding of 1,050,000 or 156%.  In total, the Fund issued 1,100,000 shares and purchased 1,200,000 shares as part of creation and redemption baskets, in 2017.

Total net assets for the Fund were $27,942,017 on December 31, 2018, compared to $10,264,025 on December 31, 2017 and $12,882,100 on December 31, 2016. The Net Asset Values (“NAV”) per share related to these balances were $16.20, $17.85, and $19.08 respectively. When comparing December 31, 2018 with 2017, there was an increase in total net assets of 172%, which was driven by a combination of a increase in total shares outstanding of 200% and a decrease in the NAV per share of ($1.65) or 9%. When comparing December 31, 2018 with 2016, there was an increase in total net assets of 117%, which was driven by a combination of an increase in the number of shares outstanding of 156% and a decrease in the NAV per share of ($2.88) or 15%. The closing prices per share for 2018, 2017, and 2016, as reported by the NYSE Arca, were $16.18, $17.88, and $19.10, respectively. The change from December 31, 2018 over prior years was a 10% decrease from 2017 and a 15% decrease from 2016.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to December 31, 2018 and serves to illustrate the relative changes of these components.

SOYB AUM Analysis
SOYB Shares Outstanding
SOYB AUM
SOYB NAV Per Share
Shares Outstanding (Thousands)
AUM (Million $) & NAV ($ per share)
2000
1800
1600
1400
1200
1000
800
600
400
200
0
35
30
25
20
15
10
5
0
9/30/2011
12/31/2011
3/31/2012
6/30/2012
9/30/2012
12/31/2012
3/31/2013
6/30/2013
9/30/2013
12/31/2013
3/31/2014
6/30/2014
9/30/2014
12/31/2014
3/31/2015
6/30/2015
9/30/2015
12/31/2015
3/31/2016
6/30/2016
9/30/2016
12/31/2016
3/31/2017
6/30/2017
9/30/2017
12/31/2017
3/31/2018
6/30/2018
9/30/2018
12/31/2018

Total loss for the year ended December 31, 2018 was ($988,055) resulting from the net change in realized loss on commodity futures contracts totaling ($2,085,438) and a change in unrealized appreciation on commodity futures contracts of $637,213. Total (loss) income was ($632,168) in 2017 and $1,572,207 in 2016. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contact given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned.  Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month.  The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Interest income for the year ended December 31, 2018, 2017, and 2016, respectively, was $460,170, $152,945, and $65,157.  This increase year-over-year was the result of the Sponsor investing, at times, a portion of the available cash for the Fund in alternative demand deposit savings accounts with more attractive overnight deposit rates. Effective October 3, 2017, the Fund invested in investment grade commercial paper with maturities of ninety days or less. These investments provide a higher rate than money market products offered in the past. Interest rates paid on cash balances of the Fund have increased beginning March 2017 and have continued to increase through December 2018. These higher levels of interest rates are projected to remain at the current level in 2019 or slightly increase, absent any decreases in the Federal Funds rate.

Total expenses gross of expenses waived by the Sponsor (“Total expenses”) for 2018 were $1,171,393; total expenses for 2017 were $610,101 and $546,593 in 2016. This represents a $561,292 or 92% increase for 2018 over 2017 and a $624,800 or 114% increase for 2018 over 2016. The increase for 2018 over 2017 was driven by increase in all expense categories, specifically: 1) a $79,229 or 60% increase in management fee paid to the Sponsor due to higher average net assets; 2) a $92,531 or 52% increase in professional fees related to auditing, legal and tax preparation fees; 3) a $306,422 or 146% increase in distribution and marketing expenses; 4) a $32,770 or 117% increase in custodian fees and expenses; 5) a $12,674 or 72% increase in business permits and licenses; 6) a $18,333 or 76% increase in general and administrative expenses; 7) a $7,318 or 86% increase in brokerage commissions due to an increase in contracts purchased and rolled; and 8) a $12,015 or 124% increase in other expenses. The increases year over year were generally due to higher average net assets year over year.

The increase for 2018 over 2016 was driven by increase in all expense categories, specifically: 1) a $93,848 or 79% increase in management fee paid to the Sponsor due to higher average net assets; 2) a $158,225 or 140% increase in professional fees related to auditing, legal and tax preparation fees; 3) a $298,251 or 137% increase in distribution and marketing expenses; 4) a $26,364 or 76% increase in custodian fees and expenses; 5) a $11,891 or 65% increase in business permits and licenses; 6) a $10,355 or 32% increase in general and administrative expenses; 7) a $14,273 or 947% increase in brokerage commissions due to an increase in contracts purchased and rolled; and 8) a $11,593 or 115% increase in other expenses. The increases year over year were generally due to higher average net assets relative to other funds. The total expense ratio gross of expenses waived by the Sponsor for these years was 5.52% in 2018, 4.59% in 2017, and 4.61% in 2016. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the year ended December 31, 2018, the Sponsor waived fees of $394,591; the Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the year. The Sponsor permanently waived $126,489 of expenses in 2017 and $68,914 in 2016.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for 2018, 2017, and 2016 were $776,802, $483,612, and $477,679 respectively. The total expense ratio net of expenses waived by the Sponsor was 3.66% in 2018, 3.63% in 2017, and 4.03% in 2016. Net investment loss, which includes the impact of expenses and interest income, was 1.49% in 2018, 2.48% in 2017, and 3.48% in 2016.

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

Net cash used in the Fund’s operating activities during 2018 was ($2,610,095). Net cash (used in) provided by operating activities by the Fund was ($933,519) in 2017 and $1,012,539 in 2016. In 2018, proceeds from the sale of shares were $26,403,162 representing 1,575,000 shares while payments for the redemption of shares were $6,960,313 representing 425,000 shares. In 2017, $20,374,923 representing 1,100,000 shares while payments for the redemption of shares were $21,877,218 representing 1,200,000 shares. In 2016, proceeds from the sale of shares were $9,190,140 representing 500,000 shares while payments for the redemption of shares were $3,905,120 representing 200,000 shares.

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

Teucrium Sugar Fund

The Teucrium Sugar Fund commenced investment operations on September 19, 2011. The investment objective of the Fund is to have the daily changes in percentage terms of the Shares’ Net Asset Value (“NAV”) reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for three futures contracts for sugar (“Sugar Futures Contracts”) that are traded on ICE Futures US (“ICE Futures”), specifically: (1) the second-to-expire Sugar No. 11 Futures Contract (a “Sugar No. 11 Futures Contract”), weighted 35%, (2) the third-to-expire Sugar No. 11 Futures Contract, weighted 30%, and (3) the Sugar No. 11 Futures Contract expiring in the March following the expiration month of the third-to-expire contract, weighted 35%. On December 31, 2018, the Fund held a total of 770 ICE sugar futures contracts with a notional value of $10,774,120. Of these, 513 had an asset fair value of $233,979, while 257 contracts had a liability fair value of $47,656. The weighting of the notional value of the contracts was weighted as follows: (1) 35% to the MAY19 ICE No 11 contracts, (2) 30% to the JUL19 ICE No 11 contracts, and (3) 35% to the MAR20 ICE No 11 contracts.

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

The chart below shows the percent change in the NAV per share for the Fund, the market price of the Fund shares, represented by the closing price of the Fund on the NYSE Arca or the mid-point of the 4 pm bid and ask if no closing price is available, and TCANE for two periods. One period is December 31, 2017 compared to December 31, 2018. The second period is from the commencement of operations to December 31, 2018. The Benchmark does not reflect any impact of expenses, which would generally reduce the Fund’s NAV, or interest income, which would generally increase the NAV.  The actual results for the NAV do include the impacts of both expenses and interest income.

Period	Change in NAV per share	Change in Market Price	Change in the Benchmark (TCANE)
December 31, 2017 to December 31, 2018	-27.81%	-27.52%	-26.53%
September 19, 2011 to December 31, 2018	-72.06%	-72.28%	-65.34%

For the Year Ended December 31, 2018 Compared to the Years Ended December 31, 2017 and 2016

On December 31, 2018, the Fund had 1,525,004 shares outstanding and net assets of $10,778,739.  This is in comparison to 650,004 shares outstanding and net assets of $6,363,710 on December 31, 2017 and 425,004 shares outstanding with net assets of $5,513,971 on December 31, 2016.  Shares outstanding increased by 875,000 or 135% for the period of 2018 when compared to 2017. This increase was, in the opinion of management, due to the low price of sugar and record world demand relative to recent years, which accelerated investor interest. In 2018, the Fund issued 2,450,000 shares and purchased 1,575,000 shares as part of creation and redemption baskets. In 2017, the Fund issued 925,000 shares and purchased 700,000 shares as part of creation and redemption baskets. For the period 2018 compared to 2016, there was an increase in shares outstanding of 1,100,000 or 259%.  In 2016, the Fund issued 250,000 shares and purchased 375,000 shares as part of creation and redemption baskets.

Total net assets for the Fund were $10,778,739 on December 31, 2018, compared to $6,363,710 on December 31, 2017 and $5,513,971 on December 31, 2016. The Net Asset Values (“NAV”) per share related to these balances were $7.07, $9.79, and $12.97 respectively. When comparing December 31, 2018 with 2017, there was an increase in total net assets of 69%, driven by a combination of an increase in total shares outstanding of 135% and by a change in the NAV per share which decreased by ($2.72) or 28%. When comparing December 31, 2018 with 2016, there was an increase in total net assets of 95%, driven by an increase in total shares outstanding of 259% and by a decrease in the NAV per share of ($5.90) or 45%. The closing prices per share for 2018, 2017 and 2016, as reported by the NYSE Arca, were $7.09, $9.78, and $13.00 respectively.  The change from December 31, 2018 over prior years was a 28% decrease from 2017 and a 45% decrease from 2016.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to December 31, 2018 and serves to illustrate the relative changes of these components.

CANE AUM Analysis
CANE Shares Outstanding
CANE AUM
CANE NAV Per Share
Shares Outstanding (Thousands)
AUM (Million $) & NAV ($ per share)
2500
2000
1500
1000
500
0
30
25
20
15
10
5
0
9/30/2011
12/31/2011
3/31/2012
6/30/2012
9/30/2012
12/31/2012
3/31/2013
6/30/2013
9/30/2013
12/31/2013
3/31/2014
6/30/2014
9/30/2014
12/31/2014
3/31/2015
6/30/2015
9/30/2015
12/31/2015
3/31/2016
6/30/2016
9/30/2016
12/31/2016
3/31/2017
6/30/2017
9/30/2017
12/31/2017
3/31/2018
6/30/2018
9/30/2018
12/31/2018

Total loss for the year ended December 31, 2018 was ($1,996,430) resulting primarily from the realized loss on commodity futures contracts totaling ($2,314,984) and a gain generated by the net change in unrealized appreciation on commodity futures contracts of $69,137. Total (loss) income was ($2,092,835) in 2017 and $1,489,291 in 2016. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contact given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned.  Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month.  The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Interest income for year ended December 31, 2018, 2017, and 2016, respectively, was $249,417, $78,889, and $32,048.  This increase year-over-year was the result of the Sponsor investing, at times, a portion of the available cash for the Fund in alternative demand deposit savings accounts with more attractive overnight deposit rates. Effective October 3, 2017, the Fund invested in investment grade commercial paper with maturities of ninety days or less. These investments provide a higher rate than money market products offered in the past. Interest rates paid on cash balances of the Fund have increased beginning March 2017 and have continued to increase through December 2018. These higher levels of interest rates are projected to remain at the current level in 2019 or slightly increase, absent any decreases in the Federal Funds rate.

Total expenses gross of expenses waived by the Sponsor (“Total expenses”) for 2018 were $708,276; total expenses for 2017 were $326,587 and $288,309 in 2016. This represents a $381,689 or 117% increase for 2018 over 2017 and a $419,967 or 146% increase for 2018 over 2016. The increase for 2018 over 2017 was driven by increases of: 1) a $51,436 or 73% increase in management fee paid to the Sponsor due to higher average net assets; 2) a $122,819 or 194% increase in professional fees related to auditing, legal and tax preparation fees; 3) a $150,881 or 120% increase in distribution and marketing expenses; 4) a $14,863 or 78% increase in custodian fees and expenses; 5) a $11,947 or 69% increase in business permits and licenses; 6) a $9,716 or 67% increase in general and administrative expenses; 7) a $13,505 or 128% increase in brokerage commissions due to an increase in contracts purchased and rolled; and 8) a $6,522 or 132% increase in other expenses. The increases year over year were generally due to higher average net assets relative to the other Funds.

The increase for 2018 over 2016 was driven by increases of: 1) a $65,921 or 117% increase in management fee paid to the Sponsor due to higher average net assets; 2) a $139,176 or 296% increase in professional fees related to auditing, legal and tax preparation fees; 3) a $161,535 or 140% increase in distribution and marketing expenses; 4) a $15,326 or 83% increase in custodian fees and expenses; 5) a $10,765 or 58% increase in business permits and licenses; 6) a $6,686 or 38% increase in general and administrative expenses; 7) a $15,349 or 177% increase in brokerage commissions due to an increase in contracts purchased and rolled; and 8) a $5,209 or 83% increase in other expenses. The increases year over year were generally due to higher average net assets. The total expense ratio gross of expenses waived by the Sponsor for these years was 5.80% in 2018, 4.62% in 2017, and 4.72% in 2016. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the year ended December 31, 2018, the Sponsor waived fees of $268,920; the Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the year. The Sponsor permanently waived $129,334 of expenses in 2017 and $148,281 in 2016.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for 2018, 2017 and 2016 were $439,356, $197,253, and $140,028, respectively. The total expense ratio net of expenses waived by the Sponsor periods was 3.60% in 2018, 2.79% in 2017, and 2.29% in 2016. Net investment loss, which includes the impact of expenses and interest income, was 1.56% in 2018, 1.68% in 2017, and 1.77% in 2016.

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

Net cash used in the Fund’s operating activities during the 2018 was ($2,518,149). Net cash (used in) provided by operating activities by the Fund was ($2,301,151) in 2017 and $1,359,306 in 2016. In 2018, proceeds from the sale of shares were $18,588,300 representing 2,450,000 shares while payments for the redemption of shares were $11,737,485 representing 1,575,000 shares. In 2017, proceeds from the sale of shares were $10,190,950 representing 925,000 shares while payments for the redemption of shares were $7,051,123 representing 700,000 shares. In 2016, proceeds from the sale of shares was $2,805,578 representing 250,000 while payments for the redemption of shares were $4,149,533 representing 375,000 shares.

Teucrium Wheat Fund

The Teucrium Wheat Fund commenced investment operations on September 19, 2011. The investment objective of the Fund is to have the daily changes in percentage terms of the Shares’ Net Asset Value reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for three futures contracts for wheat (“Wheat Futures Contracts”) that are traded on the Chicago Board of Trade (“CBOT”), specifically: (1) the second-to-expire CBOT Wheat Futures Contract, weighted 35%, (2) the third-to-expire CBOT Wheat Futures Contract, weighted 30%, and (3) the CBOT Wheat Futures Contract expiring in the December following the expiration month of the third-to-expire contract, weighted 35%. On December 31, 2018, the Fund held a total of 2,106 CBOT wheat futures contracts with a notional value of $55,151,250. The contracts had a liability fair value of $3,985,400. The weighting of the notional value of the contracts was weighted as follows: (1) 35% to MAY19 CBOT contracts, (2) 30% to JUL19 CBOT contracts, and (3) 35% to DEC19 CBOT contracts.

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

The chart below shows the percent change in the NAV per share for the Fund, the market price of the Fund shares, represented by the closing price of the Fund on the NYSE Arca or the mid-point of the 4 pm bid and ask if no closing price is available, and TWEAT for two periods. One period is December 31, 2017 compared to December 31, 2018.  The second period is from the commencement of operations to December 31, 2018. The Benchmark does not reflect any impact of expenses, which would generally reduce the Fund’s NAV, or interest income, which would generally increase the NAV.  The actual results for the NAV do include the impacts of both expenses and interest income.

Period	Change in NAV per share	Change in Market Price	Change in the Benchmark (TWEAT)
December 31, 2017 to December 31, 2018	-0.76%	-1.17%	0.95%
September 19, 2011 to December 31, 2018	-75.72%	-76.16%	-66.27%

For the Year Ended December 31, 2018 Compared to the Years Ended December 31, 2017 and 2016

On December 31, 2018, the Fund had 9,275,004 shares outstanding and net assets of $55,149,873.  This is in comparison to 10,250,004 shares outstanding and net assets of $61,416,019 on December 31, 2017 and 9,050,004 shares outstanding with net assets of $62,344,759 on December 31, 2016. Shares outstanding decreased by 975,000 or 10% for the period of 2018 when compared to 2017.  This decrease was, in the opinion of management, due to larger projected U.S. supply, reduced domestic use and higher ending stocks. In 2018, the Fund issued 2,000,000 shares and purchased 2,975,000 shares as part of creation and redemption baskets. In 2017, the Fund issued 5,375,000 shares and purchased 4,175,000 shares as part of creation and redemption baskets. For the period 2018 compared to 2016, there was an increase in shares outstanding of 225,000 shares or 2%.  In 2016, the Fund issued 6,475,000 shares and purchased 325,000 shares as part of creation and redemption baskets.

Total net assets for the Fund were $55,149,873 on December 31, 2018, compared to $61,416,019 on December 31, 2017 and $62,344,759 on December 31, 2016. The Net Asset Values (“NAV”) per share related to these balances were $5.95, $5.99, and $6.89 respectively. When comparing December 31, 2018 with 2017, the net assets decreased by 10%, which was driven by a decrease in the number of shares outstanding of 10%. When comparing December 31, 2018 with 2016, there was a decrease in total net assets of 12%, driven by a combination of an increase in total shares outstanding of 2%, which was offset by a decrease in the NAV per share of ($0.94) or 14%.  The closing prices per share for 2018, 2017 and 2016, as reported by the NYSE Arca, were $5.93, $6.00, and $6.88, respectively.  The change from December 31, 2018 over prior years was a 1% decrease from 2017 and a 14% decrease from 2016.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to December 31, 2018 and serves to illustrate the relative changes of these components.

WEAT AUM Analysis
WEAT Shares Outstanding
WEAT AUM
WEAT NAV Per Share
Shares Outstanding (Thousands)
AUM (Million $) & NAV ($ per share)
0
2000
4000
6000
8000
10000
12000
0
10
20
30
40
50
60
70
80
90
9/30/2011
12/31/2011
3/31/2012
6/30/2012
9/30/2012
12/31/2012
3/31/2013
6/30/2013
9/30/2013
12/31/2013
3/31/2014
6/30/2014
9/30/2014
12/31/2014
3/31/2015
6/30/2015
9/30/2015
12/31/2015
3/31/2016
6/30/2016
9/30/2016
12/31/2016
3/31/2017
6/30/2017
9/30/2017
12/31/2017
3/31/2018
6/30/2018
9/30/2018
12/31/2018

The total income for the year ended December 31, 2018 was $2,455,989 resulting primarily from the net change in realized gain on commodity futures contracts totaling $2,502,112, and by a net change in unrealized depreciation of commodity futures contracts of ($1,389,350). Total loss was ($3,234,218) in 2017, and ($11,396,927) in 2016. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contact given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned.  Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month.  The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Interest income for year ended December 31, 2018, 2017, and 2016, respectively, was $1,343,227, $745,357, and $231,598.  This increase year-over-year was the result of the Sponsor investing, at times, a portion of the available cash for the Fund in alternative demand deposit savings accounts with more attractive overnight deposit rates. Effective October 3, 2017, the Fund invested in investment grade commercial paper with maturities of ninety days or less. These investments provide a higher rate than money market products offered in the past. Interest rates paid on cash balances of the Fund have increased beginning March 2017 and have continued to increase through December 2018. These higher levels of interest rates are projected to remain at the current level in 2019 or slightly increase, absent any decreases in the Federal Funds rate.

Total expenses gross of expenses waived by the Sponsor (“Total expenses”) for 2018 were $2,675,481; total expenses for 2017 were $2,678,613 and $1,854,582 in 2016. This represents a ($3,132) or 0% decrease for 2018 over 2017 and a $820,899 or 44% increase for 2018 over 2016. The decrease for 2018 over 2017 was driven by: 1) a ($5,614) or 1% decrease in management fee paid to the Sponsor due to lower average net assets; 2) a ($10,650) or 2% decrease in professional fees related to auditing, legal and tax preparation fees; 3) a ($17,521) or 12% decrease in custodian fees and expenses; and 4) a ($3,515) or 3% decrease in general and administrative expenses. These decreases were offset by increases in: 1) a $24,415 or 2% increase in distribution and marketing expenses; 2) a $26 or 0% increase in business permits and licenses; 3) a $4,159 or 7% increase in brokerage commissions due to an increase in contracts purchased and rolled; and 4) a $5,568 or 15% increase in other expenses. The decreases in operating expenses were due to expense controls under taken by the Sponsor and lower average net asset balance relative to the other Funds.

The increase for 2018 over 2016 was driven by increases in all expense categories period over period except for business permits and licenses, which decreased by ($18,357) or 47%. The increase was driven by: 1) a $233,446 or 56% increase in management fee paid to the Sponsor due to higher average net assets; 2) a $256,117 or 80% increase in professional fees related to auditing, legal and tax preparation fees; 3) a $317,276 or 41% increase in distribution and marketing expenses; 4) a $4,721 or 4% increase in custodian fees and expenses; 5) a $12,198 or 13% increase in general and administrative expenses; 6) a $15,470 or 32% increase in brokerage commissions due to an increase in contracts purchased and rolled; and 7) a $28 or 0% increase in other expenses. The increases year over year were generally due to higher average net assets relative to other funds. The total expense ratio gross of expenses waived by the Sponsor for these years was 4.13% in 2018, 4.09% in 2017, and 4.47% in 2016. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the year ended December 31, 2018, the Sponsor waived fees of $234,736; the Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the year. The Sponsor permanently waived $323,244 of expenses in 2017 and $140,028 in 2016.

Total expenses net of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses, net”) for 2018, 2017 and 2016 were $2,440,745, $2,355,369, and $1,714,554 respectively. The total expense ratio net of expenses waived by the Sponsor periods was 3.76% in 2018, 3.60% in 2017, and 4.13% in 2016. Net investment loss, which includes the impact of expenses and interest income, was 1.69% in 2018, 2.46% in 2017, and 3.57% in 2016.

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

Net cash provided by (used in) the Fund’s operating activities during the period was $10,649,606 in 2018, ($4,660,527) in 2017 and ($14,596,770) in 2016. In 2018, proceeds from the sale of shares were $12,997,590 representing 2,000,000 shares while payments for redemption of shares were $19,278,980 representing 2,975,000 shares. In 2017, proceeds from the sale of shares were $35,809,657 representing 5,375,000 shares while payments for redemption of shares were $31,148,810 representing 4,175,000 shares. In 2016, proceeds from the sale of shares were $51,690,600 representing 6,475,000 shares while payments for the redemption of shares were $2,763,620 representing 325,000 shares.

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

On December 31, 2018, the Fund held: 1) 23,808 shares of CORN with a fair value of $383,506; 2) 64,537 shares of WEAT with a fair value of $383,743; 3) 23,581 shares of SOYB with a fair value of $381,970; and 4) 52,924 shares of CANE with a fair value of $374,067.  The weighting on December 31, 2018 was 25% to CORN, 25% to WEAT, 25% to SOYB and 25% to CANE.

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

The chart below shows the percent change in the NAV per share for the Fund, the market price of the Fund shares, represented by the closing price of the Fund on the NYSE Arca or the mid-point of the 4 pm bid and ask if no closing price is available, and TTAGS for two periods. One period is December 31, 2017 compared to December 31, 2018. The second period is from the commencement of operations to December 31, 2018. The Benchmark does not reflect any impact of expenses, which would generally reduce the Fund’s NAV, or interest income, which would generally increase the NAV.  The actual results for the NAV do include the impacts of both expenses and interest income.

Period	Change in NAV per share	Change in Market Price	Change in the Benchmark (TTAGS)
December 31, 2017 to December 31, 2018	-10.65%	-7.10%	-10.18%
March 28, 2012 to December 31, 2018	-58.90%	-58.64%	-57.31%

For the Year Ended December 31, 2018 Compared to the Years Ended December 31, 2017 and 2016

On December 31, 2018, the Fund had 75,002 shares outstanding and 50,002 on 2017 and 2016 respectively.  The net assets of the Fund were $1,524,760 in 2018, $1,137,639 in 2017, and $1,316,370 in 2016. In 2018, the Fund issued 25,000 shares as part of creation baskets. There were no shares issued or redeemed in 2017 and 2016. Effective August 2, 2012 through April 9, 2018, the Fund was at 50,002 shares outstanding which represents a minimum number of shares and there could be no further redemptions until additional shares are created.

Total net assets for the Fund were $1,524,760 on December 31, 2018, compared to $1,137,639 on December 31, 2017 and $1,316,370 on December 31, 2016. The Net Asset Values (“NAV”) per share related to these balances were $20.33, $22.75, and $26.33 respectively. When comparing December 31, 2018 with 2017, there was an increase in total net assets of 34%, which was driven by a combination of a change in the NAV per share which decreased by ($2.42) or 11% and an increase in the number of shares outstanding of 50%. When comparing December 31, 2018 with 2016, there was an increase in total net assets of 16%, which was driven by a change in the NAV per share which decreased by ($6.00) or 23%. The closing prices per share for 2018, 2017 and 2016, as reported by the NYSE Arca, were $20.53, $22.10, and $25.68, respectively.  The change from December 31, 2018 over prior years was a 7% decrease from 2017 and 20% decrease from 2016.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to December 31, 2018 and serves to illustrate the relative changes of these components.

TAGS AUM Analysis
TAGS Shares Outstanding
TAGS AUM
TAGS NAV Per Share
Shares Outstanding (Thousands)
AUM (Million $) & NAV ($ per share)
350
300
250
200
150
100
50
0
60
50
40
30
20
10
0
3/30/2012
6/30/2012
9/30/2012
12/31/2012
3/31/2013
6/30/2013
9/30/2013
12/31/2013
3/31/2014
6/30/2014
9/30/2014
12/31/2014
3/31/2015
6/30/2015
9/30/2015
12/31/2015
3/31/2016
6/30/2016
9/30/2016
12/31/2016
3/31/2017
6/30/2017
9/30/2017
12/31/2017
3/31/2018
6/30/2018
9/30/2018
12/31/2018

Total loss for 2018 was ($184,882) resulting from the realized loss on the securities of the Underlying Funds totaling ($341,548) and a gain generated by the unrealized appreciation on the securities of the Underlying Funds of $156,615. Total loss for the period in 2017 and 2016 was ($172,520) and ($6,220), respectively. Realized gain or loss on the securities of the Underlying Funds is a function of: 1) the change in the price of particular contracts sold in relation to redemption of shares, and 2) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark.  Unrealized gain or loss on the securities of the Underlying Funds is a function of the change in the price of shares held on the final date of the period versus the purchase price for each and the number held.  The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Total expenses gross of expenses waived by the Sponsor (“Total expenses”) for 2018 were $55,470; total expenses for 2017 were $46,481 and $45,259 in 2016. This represents a $8,989 or 19% increase for 2018 over 2017 and a $10,211 or 23% increase for 2018 over 2016. The increase for 2018 over 2017 was driven by increases in all expense categories, specifically: 1) a $1,534 or 10% increase in professional fees related to auditing, legal and tax preparation fees; 2) a $6,404 or 44% increase in distribution and marketing expenses; 3) a $464 or 22% increase in custodian fees and expenses; 4) a $43 or 0% increase in business permits and licenses; 5) a $335 or 19% increase in general and administrative expenses; and 6) a $209 or 33% increase in other expenses. The increases year over year were generally due to higher average net assets relative to other funds.

The increase for 2018 over 2016 was driven by increases in: 1) a $4,549 or 37% increase in professional fees related to auditing, legal and tax preparation fees; 2) a $5,323 or 34% increase in distribution and marketing expenses; 3) a $97 or 1% increase in business permits and licenses; 4) a $201 or 11% increase in general and administrative expenses; and 5) a $276 or 50% increase in other expenses. These increases were partially offset by decreases in: 1) a ($12) or 0% decrease in custodian fees and expenses and 2) a ($223) or 100% decrease in brokerage commissions. The total expense ratio gross of expenses waived by the Sponsor for these years was 3.77% in 2018, 3.74% in 2017, and 3.33% in 2016.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund. This election is subject to change by the Sponsor, at its discretion. For the year ended December 31, 2018, the Sponsor waived fees of $48,366; the Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the year. The Sponsor permanently waived $40,270 of expenses in 2017 and $38,459 in 2016.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for 2018, 2017 and 2016 were $7,104, $6,211, and $6,800 respectively. The total expense ratio net of expenses waived by the Sponsor for these periods was 0.48% in 2018, 0.50% in 2017 and 0.50% in 2016.

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

Net cash (used in) provided by the Fund’s operating activities during the period was ($578,719) in 2018, $114 in 2017, and $545 in 2016. In 2018, proceeds from the sale of shares were $579,107 representing 25,000 shares and there were no payments for redemption baskets. There were no proceeds from creation baskets or payments for redemption baskets in 2017 or in 2016.

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

During the period from January 1, 2018 through December 31, 2018, the average daily change in the NAV of each Fund was within plus/minus 10 percent of the average daily change in the Benchmark of the Fund, as stated in the prospectus for each Fund.

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

For the period from August 2, 2012 through April 10, 2018, TAGS had 50,002 shares outstanding; this represents the minimum number of shares and, thus, no shares could be redeemed until additional shares have been created. This has generated a situation, at times, in which the spread between the bid/ask midpoint at 4pm and the NAV falls outside of the “1 to 49” or “-1 to -49” range. The situation does not affect the actual NAV of the Fund. The Fund as of December 31, 2018 has 75,004 shares outstanding. Effective September 4, 2018, the Sponsor updated the number of Shares required for a Creation Basket or Redemption Basket from 25,000 shares of the Fund to 12,500 shares.

Off Balance Sheet Financing

As of December 31, 2018, neither the Trust nor any of the Funds has any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Funds.  While the exposure of each Fund under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial positions of each Fund.

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

Credit Risk

When any of the Funds enter into Commodity Interests, it will be exposed to the credit risk that the counterparty will not be able to meet its obligations.  For purposes of credit risk, the counterparty for the Futures Contracts traded on the CBOT and ICE is the clearinghouse associated with those exchanges.  In general, clearinghouses are backed by their members who may be required to share in the financial burden resulting from the nonperformance of one of their members, which should significantly reduce credit risk.  Some foreign exchanges are not backed by their clearinghouse members but may be backed by a consortium of banks or other financial institutions.  Unlike in the case of exchange-traded futures contracts, the counterparty to an over-the-counter Commodity Interest contract is generally a single bank or other financial institution.  As a result, there will be greater counterparty credit risk in over-the-counter transactions.  There can be no assurance that any counterparty, clearinghouse, or their financial backers will satisfy their obligations to any of the Funds.

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

ED&F Man Capital Markets Inc. (“ED&F Man”) is the Funds’ FCM and the clearing broker to execute and clear the Funds’ futures and provide other brokerage-related services.

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

The tables below present a quantitative analysis of hypothetical impact of price decreases and increases in each of the commodity futures contracts held by each of the Funds, or the Underlying Funds in the case of TAGS, on the actual holdings and NAV per share as of December 31, 2018. For purposes of this analysis, all futures contracts held by the Funds and the Underlying Funds are assumed to change by the same percentage. In addition, the cash held by the Funds and any management fees paid to the Sponsor are assumed to remain constant and not impact the NAV per share. There may be very slight and immaterial differences, due to rounding, in the tables presented below.

Quantitative Risk Analysis

CORN:
	December 31, 2018 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of December 31, 2018	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Corn Futures MAY19	1,030	$3.8300	$19,724,500	$17,752,050	$16,765,825	$15,779,600	$21,696,950	$22,683,175	$23,669,400
CBOT Corn Futures JUL19	866	$3.9075	$16,919,475	$15,227,528	$14,381,554	$13,535,580	$18,611,423	$19,457,396	$20,303,370
CBOT Corn Futures DEC19	993	$3.9750	$19,735,875	$17,762,288	$16,775,494	$15,788,700	$21,709,463	$22,696,256	$23,683,050
Total CBOT Corn Futures			$56,379,850	$50,741,866	$47,922,873	$45,103,880	$62,017,836	$64,836,827	$67,655,820

Shares outstanding			3,500,004	3,500,004	3,500,004	3,500,004	3,500,004	3,500,004	3,500,004

Net Asset Value per Share attributable directly to CBOT Corn Futures			$16.11	$14.50	$13.69	$12.89	$17.72	$18.52	$19.33
Total Net Asset Value per Share as reported			$16.11
Change in the Net Asset Value per Share				$(1.61)	$(2.42)	$(3.22)	$1.61	$2.42	$3.22

Percent Change in the Net Asset Value per Share				-10.00%	-15.00%	-20.00%	10.00%	15.00%	20.00%

SOYB:
	December 31, 2018 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of December 31, 2018	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Soybean Futures MAR19	218	$8.9500	$9,755,500	$8,779,950	$8,292,175	$7,804,400	$10,731,050	$11,218,825	$11,706,600
CBOT Soybean Futures MAY19	185	$9.0775	$8,396,688	$7,557,019	$7,137,184	$6,717,350	$9,236,356	$9,656,191	$10,076,025
CBOT Soybean Futures NOV19	209	$9.3525	$9,773,363	$8,796,026	$8,307,358	$7,818,690	$10,750,699	$11,239,367	$11,728,035
Total CBOT Soybean Futures			$27,925,551	$25,132,995	$23,736,717	$22,340,440	$30,718,105	$32,114,383	$33,510,660

Shares outstanding			1,725,004	1,725,004	1,725,004	1,725,004	1,725,004	1,725,004	1,725,004

Net Asset Value per Share attributable directly to CBOT Soybean Futures			$16.19	$14.57	$13.76	$12.95	$17.81	$18.62	$19.43
Total Net Asset Value per Share as reported			$16.20
Change in the Net Asset Value per Share				$(1.62)	$(2.43)	$(3.24)	$1.62	$2.43	$3.24

Percent Change in the Net Asset Value per Share				-9.99%	-14.99%	-19.99%	9.99%	14.99%	19.99%

CANE:
	December 31, 2018 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of December 31, 2018	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
ICE #11 Sugar Futures MAY19	278	$0.1210	$3,767,456	$3,390,710	$3,202,338	$3,013,965	$4,144,202	$4,332,574	$4,520,947
ICE #11 Sugar Futures JUL19	235	$0.1224	$3,221,568	$2,899,411	$2,738,333	$2,577,254	$3,543,725	$3,704,803	$3,865,882
ICE #11 Sugar Futures MAR20	257	$0.1315	$3,785,096	$3,406,586	$3,217,332	$3,028,077	$4,163,606	$4,352,860	$4,542,115
Total ICE #11 Sugar Futures			$10,774,120	$9,696,707	$9,158,003	$8,619,296	$11,851,533	$12,390,237	$12,928,944

Shares outstanding			1,525,004	1,525,004	1,525,004	1,525,004	1,525,004	1,525,004	1,525,004

Net Asset Value per Share attributable directly to ICE #11 Sugar Futures			$7.06	$6.36	$6.01	$5.65	$7.77	$8.12	$8.48
Total Net Asset Value per Share as reported			$7.07
Change in the Net Asset Value per Share				$(0.71)	$(1.06)	$(1.41)	$0.71	$1.06	$1.41

Percent Change in the Net Asset Value per Share				-10.00%	-14.99%	-19.99%	10.00%	14.99%	19.99%

WEAT:
	December 31, 2018 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of December 31, 2018	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Wheat Futures MAY19	756	$5.1050	$19,296,900	$17,367,210	$16,402,365	$15,437,520	$21,226,590	$22,191,435	$23,156,280
CBOT Wheat Futures JUL19	637	$5.1850	$16,514,225	$14,862,803	$14,037,091	$13,211,380	$18,165,648	$18,991,359	$19,817,070
CBOT Wheat Futures DEC19	713	$5.4250	$19,340,125	$17,406,113	$16,439,106	$15,472,100	$21,274,138	$22,241,144	$23,208,150
Total CBOT Wheat Futures			$55,151,250	$49,636,126	$46,878,562	$44,121,000	$60,666,376	$63,423,938	$66,181,500

Shares outstanding			9,275,004	9,275,004	9,275,004	9,275,004	9,275,004	9,275,004	9,275,004

Net Asset Value per Share attributable directly to CBOT Wheat Futures			$5.95	$5.35	$5.05	$4.76	$6.54	$6.84	$7.14
Total Net Asset Value per Share as reported			$5.95
Change in the Net Asset Value per Share				$(0.59)	$(0.89)	$(1.19)	$0.59	$0.89	$1.19

Percent Change in the Net Asset Value per Share				-9.99%	-14.99%	-19.99%	9.99%	14.99%	19.99%

TAGS:
	December 31, 2018 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of December 31, 2018	Number of Shares Held	Closing NAV	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value
Teucrium Corn Fund	23,808	$16.1100	$383,506	$345,156	$325,980	$306,805	$421,857	$441,032	$460,208
Teucrium Soybean Fund	23,581	$16.2000	$381,970	$343,773	$324,674	$305,576	$420,167	$439,265	$458,364
Teucrium Sugar Fund	52,924	$7.0700	$374,067	$336,660	$317,957	$299,253	$411,474	$430,177	$448,880
Teucrium Wheat Fund	64,537	$5.9500	$383,743	$345,369	$326,182	$306,995	$422,118	$441,305	$460,492
Total value of shares of the Underlying Funds			$1,523,286	$1,370,958	$1,294,793	$1,218,629	$1,675,616	$1,751,779	$1,827,944

Shares outstanding			75,002	75,002	75,002	75,002	75,002	75,002	75,002

Net Asset Value per Share attributable directly to shares of the Underlying Funds			$20.31	$18.28	$17.26	$16.25	$22.34	$23.36	$24.37
Total Net Asset Value per Share as reported			$20.33
Change in the Net Asset Value per Share				$(2.03)	$(3.05)	$(4.06)	$2.03	$3.05	$4.06

Percent Change in the Net Asset Value per Share				-9.99%	-14.99%	-19.98%	9.99%	14.99%	19.98%

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

The Sponsor, on behalf of the Teucrium Commodity Trust and each of the Funds that is a series of the Trust, assessed the effectiveness of both the Trust’s and each Fund’s internal control over financial reporting as of December 31, 2018.  In making this assessment, it used the criteria in the Internal Control – Integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.  Based on the assessment, management of the Sponsor believes that, as of December 31, 2018, the internal control over financial reporting of both the Trust and each of the Fund that is a series of the Trust is effective.

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

Management of the Sponsor of the Funds (“Management”), including Sal Gilbertie the Sponsor’s Principal Executive Officer and Cory Mullen-Rusin, the Sponsor’s Principal Financial Officer, who perform functions equivalent to those of a principal executive officer and principal financial officer of the Trust if the Trust had any officers, have evaluated the effectiveness of the design and operation of the Trust’s and each Fund’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report, and, based upon that evaluation, concluded that the Trust’s and each Fund’s disclosure controls and procedures were effective as of the end of such period, to ensure that information the Trust is required to disclose in the reports that it files or submits with the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Sponsor, as appropriate, to allow timely decisions regarding required disclosure. The scope of the evaluation of the effectiveness of the design and operation of its disclosure controls and procedures covers the Trust, as well as separately for each Fund that is a series of the Trust.

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

Management of the Sponsor, including Sal Gilbertie, Principal Executive Officer of the Sponsor, and Cory Mullen-Rusin, Principal Financial Officer of the Sponsor, who perform functions equivalent to those of a principal executive officer and principal financial officer of the Trust if the Trust had any officers, assessed the effectiveness of the Trust’s and each Fund’s internal control over financial reporting as of December 31, 2018. In making this assessment, it used the criteria in the Internal Control – Integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the assessment, Management believes that, as of December 31, 2018, the internal control over financial reporting is effective for the Trust and each Fund thereof.  Grant Thornton, the public accounting firm that audited the financial statement included herein for the year-ended 2018, has issued an attestation report on the Trust and each Fund’s internal control over financial reporting for that period.

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

Effective October 10, 2018, Steve Kahler resumed his role as Chief Operating Officer of Teucrium.

Other than the management changes listed above, there has been no change in the Trust’s or the Funds’ internal controls over the financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Trust’s last fiscal year that has materially affected, or is reasonably likely to materially affect, the Trust’s or the Funds’ internal control over financial reporting.

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
Three Main Street
Suite 215
Burlington, Vermont 05401
Phone: (802) 540-0019

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors and executive officers of the Sponsor and persons who are beneficial owners of at least 10% a Fund’s Shares to file with the SEC an Initial Statement of Beneficial Ownership of Securities on Form 3 within ten calendar days of first becoming a director, executive officer or beneficial owner of at least 10% of a Fund’s Shares and a Statement of Changes in Beneficial Ownership of Securities on Form 4 within two business days of a subsequent acquisition or disposition of Shares of a Fund and, unless all reportable transactions were previously reported on Form 3 or Form 4, an Annual Statement of Changes in Beneficial Ownership of Securities on Form 5 within 45 days after the Trust’s fiscal year-end.  For the year ended December 31, 2018, based solely on a review of the Section 16(a) reports furnished to the Trust and written representation by the Trust’s Section 16(a) reporting persons, to the best knowledge of the Sponsor, all such filings have been made within these prescribed timeframes.

Item 11. Executive Compensation

The Trust does not directly compensate any of the executive officers of the Sponsor.  The executive officers of the Sponsor are compensated by the Sponsor for the work they perform on behalf of the Trust.  The Trust does not set the amount or form of any portion of, the compensation paid to the executive officers by the Sponsor. Each of the series of the Trust, except for TAGS, is obligated to pay a management fee to the Sponsor at an annualized rate of 1.00% of average daily net assets. The Sponsor has the right to elect to waive the management fee for any Fund; that election may be changed by the Sponsor.  For 2018, the Funds recognized $1,687,082 in management fees to the Sponsor. In addition to the management fee, each Fund reimburses the Sponsor for expenses related to the operation of the Fund. These related party expenses are discussed in the Notes to the Financial Statements for the Trust and each Fund in Part II of this filing.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

a.
Security Ownership of Certain Beneficial Owners. The following table sets forth information with respect to each person known to own beneficially more than 5% of the outstanding shares of any series in the Trust as of December 31, 2018, based on information known to the Sponsor.

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
CANE	Korea Securities Depository, 4 Gil 23 Yoinaruro, Youngdeungpo Gu, Seoul KS	155,588 common units(1)	10.20%
CANE	Chang-Chen Koo San Marino CA, 91108	210,639 common units(1)	13.81%
SOYB	Korea Securities Depository, 4 Gil 23 Yoinaruro, Youngdeungpo Gu, Seoul KS	115,952 common units(1)	6.72%
SOYB	Flow Traders US LLC, Avenue of the Americas 4th Floor, New York, NY 10036	119,230 common units(1)	6.91%
TAGS	Murray E Clayton Rollover IRA, Mooresville, NC 28117	3,747 common units(1)	5.00%
TAGS	Interactive Investor Services LTD, Exchange Court Duncombe Street, Leeds UK	4,500 common units(1)	6.00%
TAGS	Gregory A Toufayan, Saddle River, NJ 07458	5,000 common units(1)	6.67%
TAGS	Virtu Americas LLC, Vesey Street, New York, NY 10282	23,824 common units(1)	31.76%

(1) These individuals and entities have not filed any public reports with the SEC.

b. Security Ownership of Management

The following table sets forth information regarding the beneficial ownership of shares by the executive officers of the Sponsor as of December 31, 2018.  Except as listed, no other executive officer of the Sponsor is a beneficial owner of shares of any series of the Trust.

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and nature of Beneficial Ownership	(4) Percent of Class
CORN	Sal Gilbertie	701 common units	*
SOYB	Sal Gilbertie	100 common units	*
CANE	Sal Gilbertie	500 common units	*
WEAT	Sal Gilbertie	200 common units	*
TAGS	Sal Gilbertie	2,000 common units	2.67%

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

Item 14. Principal Accountant Fees and Services

Fees paid by the Trust for services performed by Grant Thornton, for the years ended December 31, 2018 and December 31, 2017 were:

	Year Ended	Year Ended
	December 31, 2018	December 31, 2017
Audit fees - Grant Thornton	$495,374	$492,975

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

(13)    Filed herein.

 TEUCRIUM COMMODITY TRUST
FINANCIAL STATEMENTS AS OF DECEMBER 31, 2018

Report of Independent Registered Public Accounting Firm

To the Sponsor of
     Teucrium Commodity Trust

Opinion on the financial statements
We have audited the accompanying combined statements of assets and liabilities of Teucrium Commodity Trust (a Delaware statutory Trust) (the “Trust”), including the combined schedules of investments, as of December 31, 2018 and 2017, the related combined statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Trust’s internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 15, 2019 expressed an unqualified opinion.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Trust’s auditor since 2014.

New York, New York
March 15, 2019

 Report of Independent Registered Public Accounting Firm

To the Sponsor of
     Teucrium Commodity Trust

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Teucrium Commodity Trust (a Delaware statutory Trust) (the “Trust”) as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the combined financial statements of the Trust as of and for the year ended December 31, 2018, and our report dated March 15, 2019 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

New York, New York
March 15, 2019

TEUCRIUM COMMODITY TRUST
COMBINED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2018	December 31, 2017

Assets
Cash and cash equivalents	$159,250,322	$137,945,626
Interest receivable	113	255
Other assets	24,455	6,748
Equity in trading accounts:
Commodity futures contracts	569,742	909,281
Due from broker	10,972,275	9,987,671
Total equity in trading accounts	11,542,017	10,896,952
Total assets	$170,816,907	$148,849,581

Liabilities
Management fee payable to Sponsor	135,263	125,149
Payable for Purchases of Commercial Paper	14,951,548	-
Other liabilities	109,342	99,909
Equity in trading accounts:
Commodity futures contracts	5,369,594	5,677,771
Total liabilities	20,565,747	5,902,829

Net Assets	$150,251,160	$142,946,752

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST
COMBINED SCHEDULE OF INVESTMENTS
December 31, 2018

Description: Assets	Fair Value	Percentage of Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio (cost $3,262)	$3,262	0.00%	3,262

			Principal Amount
Commercial Paper
CNH Industrial Capital LLC 2.63% (cost: $9,939,333 due 1/10/2019)	$9,993,500	6.65%	10,000,000
Enable Midstream Partners, LP 2.83% (cost: $2,484,445 due 1/11/2019)	2,498,056	1.66	2,500,000
Enable Midstream Partners, LP 2.98% (cost: $2,488,528 due 1/16/2019)	2,496,927	1.66	2,500,000
Enable Midstream Partners, LP 2.75% (cost: $4,982,938 due 1/10/2019)	4,996,588	3.33	5,000,000
Enable Midstream Partners, LP 3.04% (cost: $9,924,850 due 2/28/2019)	9,951,570	6.62	10,000,000
Enbridge Energy Partners, L.P. 2.96% (cost: $2,490,844 due 1/10/2019)	2,498,169	1.66	2,500,000
Enbridge Energy Partners, L.P. 2.98% (cost: $4,983,612 due 1/15/2019)	4,994,264	3.32	5,000,000
Energy Transfer Operating, L.P. 2.80% (cost: $4,986,486 due 1/4/2019)	4,998,842	3.33	5,000,000
Energy Transfer Operating, L.P. 3.10% (cost: $9,975,269 due 1/31/2019)	9,975,269	6.64	10,000,000
Ford Motor Credit Company LLC 2.63% (cost: $4,967,500 due 1/3/2019)	4,999,278	3.33	5,000,000
Ford Motor Credit Company LLC 2.68% (cost: $4,967,612 due 1/18/2019)	4,993,744	3.32	5,000,000
Ford Motor Credit Company LLC 2.81% (cost: $2,483,783 due 2/6/2019)	2,493,050	1.66	2,500,000
General Motors Financial Company, Inc. 2.83% (cost: $4,976,278 due 3/5/2019)	4,976,278	3.31	5,000,000
Humana Inc. 2.91% (cost: $4,969,200 due 2/11/2019)	4,983,600	3.32	5,000,000
Royal Caribbean Cruises Ltd. 2.73% (cost: $7,483,063 due 1/2/2019)	7,499,427	4.99	7,500,000
Royal Caribbean Cruises Ltd. 2.77% (cost: $4,988,924 due 1/2/2019)	4,999,618	3.33	5,000,000
Total Commercial Paper (total cost: $87,092,665)	87,348,180	58.13
Total Cash Equivalents	$87,351,442	58.13%

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States corn futures contracts
CBOT corn futures MAY19 (1,030 contracts)	$107,363	0.07%	$19,724,500

United States soybean futures contracts
CBOT soybean futures MAR19 (218 contracts)	228,400	0.15	9,755,500

United States sugar futures contracts
ICE sugar futures MAY19 (278 contracts)	29,254	0.02	3,767,456
ICE sugar futures JUL19 (235 contracts)	204,725	0.14	3,221,568
Total commodity futures contracts	$569,742	0.38%	$36,469,024

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT corn futures JUL19 (866 contracts)	$348,200	0.23%	$16,919,475
CBOT corn futures DEC19 (993 contracts)	949,088	0.63	19,735,875

United States soybean futures contracts
CBOT soybean futures MAY19 (185 contracts)	35,688	0.02	8,396,688
CBOT soybean futures NOV19 (209 contracts)	3,562	0.00	9,773,363

United States sugar futures contracts
ICE sugar futures MAR20 (257 contracts)	47,656	0.03	3,785,096

United States wheat futures contracts
CBOT wheat futures MAY19 (756 contracts)	1,367,838	0.91	19,296,900
CBOT wheat futures JUL19 (637 contracts)	544,812	0.36	16,514,225
CBOT wheat futures DEC19 (713 contracts)	2,072,750	1.38	19,340,125
Total commodity futures contracts	$5,369,594	3.56%	$113,761,747

Exchange-traded funds*			Shares
Teucrium Corn Fund	$383,506	0.26%	23,808
Teucrium Soybean Fund	381,970	0.25	23,581
Teucrium Sugar Fund	374,067	0.25	52,924
Teucrium Wheat Fund	383,743	0.26	64,537
Total exchange-traded funds (cost $2,021,172)	$1,523,286	1.02%

*The Trust eliminates the shares owned by the Teucrium Agricultural Fund from its combined statements of assets and liabilities due to the fact that these represent holdings of the Underlying Funds owned by the Teucrium Agricultural Fund, which are included as shares outstanding of the Underlying Funds.

The accompanying notes are an integral part of these financial statements.

 TEUCRIUM COMMODITY TRUST
COMBINED SCHEDULE OF INVESTMENTS
December 31, 2017

Description: Assets	Fair Value	Percentage of Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio (cost $2,874)	$2,874	0.00%	2,874
Blackrock FedFund - Institutional Class (cost $140)	140	0.00	140
Total money market funds	$3,014	0.00%

			Principal Amount
Commercial Paper
Boston Scientific Corporation 1.71% (cost: $4,992,208 due 1/16/2018)	$4,996,458	3.50%	5,000,000
Canadian Natural Resources Limited 1.76% (cost: $4,990,034 due 1/31/2018)	4,992,708	3.49	5,000,000
E. I. du Pont de Nemours and Company 1.67% (cost: $4,981,556 due 3/5/2018)	4,985,474	3.49	5,000,000
Enbridge Energy Partners, L.P. 2.20% (cost: $4,976,980 due 3/5/2018)	4,980,918	3.48	5,000,000
Equifax Inc. 1.71% (cost: $4,987,958 due 1/5/2018)	4,999,056	3.50	5,000,000
Ford Motor Credit Company LLC 1.41% (cost: $4,982,500 due 1/10/2018)	4,998,250	3.50	5,000,000
Glencore Funding LLC 1.42% (cost: $4,982,496 due 1/17/2018)	4,996,854	3.50	5,000,000
HP Inc. 1.65% (cost: $4,992,028 due 1/22/2018)	4,995,216	3.49	5,000,000
Oneok, Inc. 1.75% (cost: $4,994,684 due 1/5/2018)	4,999,034	3.50	5,000,000
VW Credit, Inc. 1.61% (cost: $4,980,000 due 3/6/2018)	4,985,778	3.49	5,000,000
Total Commercial Paper (total cost: $$49,860,444)	49,929,746	34.94
Total Cash Equivalents	$49,932,760	34.94%

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

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST
COMBINED STATEMENTS OF OPERATIONS

	Year ended	Year ended	Year ended
	December 31, 2018	December 31, 2017	December 31, 2016
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized loss on commodity futures contracts	$(4,923,623)	$(13,335,506)	$(16,163,531)
Net change in unrealized (depreciation) or appreciation on commodity futures contracts	(31,362)	414,818	508,136
Interest income	3,533,687	1,755,765	725,493
Total loss	(1,421,298)	(11,164,923)	(14,929,902)

Expenses
Management fees	1,687,082	1,540,701	1,309,046
Professional fees	1,589,673	1,476,719	1,540,639
Distribution and marketing fees	3,073,481	2,598,296	2,287,894
Custodian fees and expenses	350,361	346,295	359,937
Business permits and licenses fees	115,126	93,026	104,956
General and administrative expenses	281,007	273,423	286,251
Brokerage commissions	194,554	158,207	155,345
Other expenses	120,697	94,051	102,591
Total expenses	7,411,981	6,580,718	6,146,659

Expenses waived by the Sponsor	(1,227,430)	(1,028,899)	(838,015)

Total expenses, net	6,184,551	5,551,819	5,308,644

Net loss	$(7,605,849)	$(16,716,742)	$(20,238,546)

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST
COMBINED STATEMENTS OF CHANGES IN NET ASSETS

	Year ended	Year ended	Year ended
	December 31, 2018	December 31, 2017	December 31, 2016
Operations
Net loss	$(7,605,849)	$(16,716,742)	$(20,238,546)
Capital transactions
Issuance of Shares	85,028,352	91,549,498	121,278,251
Redemption of Shares	(69,545,996)	(85,848,091)	(46,688,821)
Net change in the cost of the Underlying Funds	(572,099)	4,900	4,816
Total capital transactions	14,910,257	5,706,307	74,594,246

Net change in net assets	7,304,408	(11,010,435)	54,355,700

Net assets, beginning of period	142,946,752	153,957,187	99,601,487

Net assets, end of period	$150,251,160	$142,946,752	$153,957,187

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST
COMBINED STATEMENTS OF CASH FLOWS

	Year ended	Year ended	Year ended
	December 31, 2018	December 31, 2017	December 31, 2016
Cash flows from operating activities:
Net loss	$(7,605,849)	$(16,716,742)	$(20,238,546)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net change in unrealized appreciation or (depreciation) on commodity futures contracts	31,362	(414,818)	(508,136)
Changes in operating assets and liabilities:
Due from broker	(984,604)	3,794,945	(1,992,193)
Interest receivable	142	453	68
Other assets	(17,707)	20,387	696,315
Management fee payable to Sponsor	10,114	(4,052)	46,338
Payable for Purchases of Commercial Paper	14,951,548	-	-
Other liabilities	9,433	83,993	7,767
Net cash provided by (used in) operating activities	6,394,439	(13,235,834)	(21,988,387)

Cash flows from financing activities:
Proceeds from sale of Shares	85,028,352	91,549,498	121,278,251
Redemption of Shares	(69,545,996)	(85,848,091)	(46,688,821)
Net change in cost of the Underlying Funds	(572,099)	4,900	4,816
Net cash provided by financing activities	14,910,257	5,706,307	74,594,246

Net change in cash, cash equivalents, and restricted cash	21,304,696	(7,529,527)	52,605,859
Cash, cash equivalents, and restricted cash, beginning of period	137,945,626	145,475,153	92,869,294
Cash, cash equivalents, and restricted cash end of period	$159,250,322	$137,945,626	$145,475,153

 The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
December 31, 2018

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

Note 2 – Principal Contracts and Agreements

The Sponsor employs U.S. Bank N.A. as the Custodian for the Funds. The principal business address for U.S. Bank N.A is 1555 North Rivercenter Drive, Suite 302, Milwaukee, Wisconsin 53212. U.S. Bank N.A. is a Wisconsin state chartered bank subject to regulation by the Board of Governors of the Federal Reserve System and the Wisconsin State Banking Department. The principal address for U.S. Bancorp Fund Services, LLC doing business as U.S. Bank Global Fund Services ("Fund Services") is 615 E. Michigan Street, Milwaukee, WI 53202. In addition, effective on the Conversion Date, Fund Services, a wholly owned subsidiary of U.S. Bank, commenced serving as administrator for each Fund, performing certain administrative and accounting services and preparing certain SEC reports on behalf of the Funds, and also became the registrar and transfer agent for each Fund’s Shares. For such services, U.S. Bank and Fund Services will receive an asset based fee, subject to a minimum annual fee.

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

The Sponsor employs Foreside Fund Services, LLC (“Foreside” or the “Distributor”) as the Distributor for the Funds. The Distribution Services Agreement among the Distributor and the Sponsor calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under Financial Industry Regulatory Authority (“FINRA”) rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. These services are recorded in distribution and marketing fees on the combined statements of operations. A summary of these expenses is included below. Pursuant to a Consulting Services Agreement, Foreside Consulting Services, LLC, performs certain consulting support services for the Trust's Sponsor. Additionally, Foreside Distributors, LLC performs certain distribution consulting services pursuant to a Distribution Consulting Agreement with the Trust's Sponsor.

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

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Amount Recognized for Custody Services	$350,361	$346,295	$359,937
Amount of Custody Services Waived	$82,390	$43,464	$61,735

Amount Recognized for Distribution Services	$172,684	$184,118	$147,940
Amount of Distribution Services Waived	$47,021	$48,147	$19,815

Amount Recognized for Brokerage Commissions	$188,705	$158,207	$155,345
Amount of Brokerage Commissions Waived	$-	$-	$-

Amount Recognized for Wilmington Trust	$3,160	$3,072	$3,039
Amount of Wilmington Trust Waived	$24	$1,515	$3,039

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

In accordance with ASU 2016-18 issued by the Financial Accounting Standards Board ("FASB"), for the year ended December 31, 2016 the presentation of cash and cash equivalents and restricted cash is disaggregated by line item on the combined statements of assets and liabilities and sum to the total amount of cash, cash equivalents, and restricted cash at the end of the corresponding period shown on the combined statements of cash flows. This update in presentation did not have a material impact on the financial statements and disclosures of the Trust and the Funds. For the years ended December 31, 2017 and 2018 the balance of restricted cash in each of the Funds was $0.

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

The Sponsor adopted ASC 606, Revenue from Contracts With Customers, for the year ended December 31, 2018. The adoption did not have a material impact on the financial statements of the Trust or the Funds.

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

The Funds are required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Funds file income tax returns in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2015 to 2018, the Funds remain subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Funds recording a tax liability that reduces net assets. Based on their analysis, the Funds have determined that they have not incurred any liability for unrecognized tax benefits as of and for the years ended December 31, 2018, 2017, and 2016. However, the Funds’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Funds recognize interest accrued related to any unrecognized tax benefits and penalties in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the years ended December 31, 2018, 2017 and 2016.

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
CANE: 50,000 shares representing 2 baskets
WEAT: 50,000 shares representing 2 baskets
TAGS: 50,000 shares representing 4 baskets

Cash, Cash Equivalents, and Restricted Cash

Cash equivalents are highly liquid investments with maturity dates of 90 days or less when acquired. The Trust reported its cash equivalents in the combined statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short term maturities. Each Fund that is a series of the Trust has the balance of its cash equivalents on deposit with financial institutions. The Trust holds a balance in money market funds and alternative demand deposit savings accounts that are included in cash and cash equivalents on the combined statements of assets and liabilities. Assets deposited with the bank may, at times, exceed federally insured limits. Effective in the fourth quarter 2017, the Sponsor invested a portion of the available cash for the Funds in investment grade commercial paper with durations of 90 days or less, which is classified as a cash equivalent and is not FDIC insured.

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Money Market Funds	$3,262	$3,014	$1,412,423
Demand Deposit Savings Accounts	71,902,074	88,013,073	143,915,277
Commercial Paper	$87,348,180	$49,929,746	$-

On August 17, 2015 (the “Conversion Date”), U.S. Bank N.A. replaced The Bank of New York Mellon as the Custodian for the Funds.  Per the amended agreement between the Sponsor and The Bank of New York Mellon dated August 14, 2015, certain cash amounts for each Fund, except in the case of TAGS, are to remain at The Bank of New York Mellon until amounts for services and early termination fees are paid.  The amended agreement allows for payments for such amounts owed to be made through December 31, 2017. Cash balances that were held in custody at The Bank of New York Mellon under this amended agreement are reflected as restricted cash on the financial statements of the Trust and Funds. The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the combined statements of assets and liabilities that sum to the total of the same such amounts shown in the combined statements of cash flows.

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Cash and cash equivalents	$159,250,322	$137,945,626	$145,323,469
Restricted cash	-	-	151,684
Total cash, cash and cash equivalents, and restricted cash shown in the combined statements of cash flows	$159,250,322	$137,945,626	$145,475,153

Payable for Purchases of Commercial Paper

The amount recorded by the Trust for commercial paper transactions awaiting settlement, which represents the amount payable for contracts purchased but not yet settled as of the reporting date. The value of the contract is included in cash and cash equivalents, and the payable amount is included as a liability.

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

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Recognized Related Party Transactions	$2,674,984	$2,196,388	$1,825,552
Waived Related Party Transactions	$556,063	$453,736	$457,658

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

	CORN	SOYB	CANE	WEAT	TAGS	Trust
Year Ended December 31, 2018	$280,817	$394,591	$268,920	$234,736	$48,366	$1,227,430
Year Ended December 31, 2017	$409,562	$126,489	$129,334	$323,244	$40,270	$1,028,899
Year Ended December 31, 2016	$442,333	$68,914	$148,281	$140,028	$38,459	$838,015

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

On December 31, 2018 and 2017, in the opinion of the Trust, the reported value at the close of the market for each commodity contract fairly reflected the value of the futures and no alternative valuations were required. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Funds consider the average volume of the specific underlying futures contracts traded on the relevant exchange for the years being reported.

For the years ended December 31, 2018 and 2017, the Funds did not have any significant transfers between any of the levels of the fair value hierarchy.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-13: “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. These amendments modify public and private company fair value disclosure requirements. While some disclosures were removed or modified others were added. The guidance is a result of the FASB’s test of the principals developed to improve the effectiveness of disclosures in the notes to the financial statements. The amendments will be effective for fiscal years and interim periods beginning after December 15, 2019 and may be adopted early. The Sponsor is evaluating the impacts, specifically, the removal, modification and addition to the fair value disclosures of the Trust or the Funds.

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

The FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”. These amendments refine and expand hedge accounting for both financial (e.g., interest rate) and commodity risks. Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. It also makes certain targeted improvements to simplify the application of hedge accounting guidance. The amendments are effective for public companies for fiscal years beginning after December 15, 2018. The adoption did not have any impact on the financial statements and disclosures of the Trust or the Funds.

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

Note 4 – Fair Value Measurements

The Trust’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Trust’s significant accounting policies in Note 3. The following table presents information about the Trust’s assets and liabilities measured at fair value as of December 31, 2018 and December 31, 2017:

December 31, 2018

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2018
Cash Equivalents	$87,351,442	$-	$-	$87,351,442
Commodity Futures Contracts
Corn futures contracts	107,363	-	-	107,363
Soybeans futures contracts	228,400	-	-	228,400
Sugar futures contracts	233,979	-	-	233,979
Total	$87,921,184	$-	$-	$87,921,184

Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2018
Commodity Futures Contracts
Corn futures contracts	$1,297,288	$-	$-	$1,297,288
Soybeans futures contracts	39,250	-	-	39,250
Sugar futures contracts	47,656	-	-	47,656
Wheat futures contracts	3,985,400	-	-	3,985,400
Total	$5,369,594	$-	$-	$5,369,594

December 31, 2017

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2017
Cash Equivalents	$49,932,760	$-	$-	$49,932,760
Commodity Futures Contracts
Corn futures contracts	120,487	-	-	120,487
Sugar futures contracts	184,319	-	-	184,319
Wheat futures contracts	604,475	-	-	604,475
Total	$50,842,041	$-	$-	$50,842,041

Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2017
Commodity Futures Contracts
Corn futures contracts	$1,962,050	$-	$-	$1,962,050
Soybeans futures contracts	448,063	-	-	448,063
Sugar futures contracts	67,133	-	-	67,133
Wheat futures contracts	3,200,525	-	-	3,200,525
Total	$5,677,771	$-	$-	$5,677,771

For the years ended December 31, 2018 and 2017, the Funds did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 4 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Funds utilize derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Funds’ derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Funds are also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the years ended December 31, 2018 and 2017, the Funds invested only in commodity futures contracts specifically related to each Fund.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of December 31, 2018 and 2017.

Offsetting of Financial Assets and Derivative Assets as of December 31, 2018

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Corn futures contracts	$107,363	$-	$107,363	$107,363	$-	$-
Soybeans futures contracts	$228,400	$-	$228,400	$39,250	$-	$189,150
Sugar futures contracts	$233,979	$-	$233,979	$47,656	$-	$186,323

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2018

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity Price
Corn futures contracts	$1,297,288	$-	$1,297,288	$107,363	$1,189,925	$-
Soybeans futures contracts	$39,250	$-	$39,250	$39,250	$-	$-
Sugar futures contracts	$47,656	$-	$47,656	$47,656	$-	$-
Wheat futures contracts	$3,985,400	$-	$3,985,400	$-	$3,985,400	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2017
	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)

				Gross Amount Not Offset in the Statement of Assets and Liabilities

Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Corn futures contracts	$120,487	$-	$120,487	$120,487	$-	$-
Sugar futures contracts	$184,319	$-	$184,319	$67,133	$-	$117,186
Wheat futures contracts	$604,475	$-	$604,475	$604,475	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2017
	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)

				Gross Amount Not Offset in the Statement of Assets and Liabilities

Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity Price
Corn futures contracts	$1,962,050	$-	$1,962,050	$120,487	$1,841,563	$-
Soybeans futures contracts	$448,063	$-	$448,063	$-	$ 448,063	$-
Sugar futures contracts	$67,133	$-	$67,133	$67,133	$-	$-
Wheat futures contracts	$3,200,525	$-	$3,200,525	$604,475	$2,596,050	$-

The following is a summary of realized and net change in unrealized gains (losses) of the derivative instruments utilized by the Trust:

Year ended December 31, 2018
Primary Underlying Risk	Realized (Loss) Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation or (Depreciation) on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(3,025,313)	$651,638
Soybeans futures contracts	(2,085,438)	637,213
Sugar futures contracts	(2,314,984)	69,137
Wheat futures contracts	2,502,112	(1,389,350)
Total commodity futures contracts	$(4,923,623)	$(31,362)

Year ended December 31, 2017
Primary Underlying Risk	Realized (Loss) Gain on Commodity Futures Contracts	Net Change in Unrealized (Depreciation) or Appreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(5,603,513)	$(380,763)
Soybeans futures contracts	8,425	(793,538)
Sugar futures contracts	(2,435,305)	263,581
Wheat futures contracts	(5,305,113)	1,325,538
Total commodity futures contracts	$(13,335,506)	$414,818

Year ended December 31, 2016

Primary Underlying Risk	Realized (Loss) Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation or (Depreciation) on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(9,438,913)	$2,447,750
Soybeans futures contracts	939,088	567,962
Sugar futures contracts	1,967,694	(510,451)
Wheat futures contracts	(9,631,400)	(1,997,125)
Total commodity futures contracts	$(16,163,531)	$508,136

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $169.0 million in 2018, $153.9 million in 2017, and $132.4 million in 2016.

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

Note 7 – Detail of the net assets and shares outstanding of the Funds that are a series of the Trust

The following are the net assets and shares outstanding of each Fund that is a series of the Trust and, thus, in total, comprise the combined net assets of the Trust:

December 31, 2018

	Outstanding Shares	Net Assets
Teucrium Corn Fund	3,500,004	$56,379,057
Teucrium Soybean Fund	1,725,004	27,942,017
Teucrium Sugar Fund	1,525,004	10,778,739
Teucrium Wheat Fund	9,275,004	55,149,873
Teucrium Agricultural Fund:
Net assets including the investment in the Underlying Funds	75,002	1,524,760
Less: Investment in the Underlying Funds		(1,523,286)
Net for the Fund in the combined net assets of the Trust		1,474
Total		$150,251,160

December 31, 2017

	Outstanding Shares	Net Assets
Teucrium Corn Fund	3,875,004	$64,901,479
Teucrium Soybean Fund	575,004	10,264,025
Teucrium Sugar Fund	650,004	6,363,710
Teucrium Wheat Fund	10,250,004	61,416,019
Teucrium Agricultural Fund:
Net assets including the investment in the Underlying Funds	50,002	1,137,639
Less: Investment in the Underlying Funds		(1,136,120)
Net for the Fund in the combined net assets of the Trust		1,519
Total		$142,946,752

The detailed information for the subscriptions and redemptions, and other financial information for each Fund that is a series of the Trust are included in the accompanying financial statements of each Fund.

Note 8 – Subsequent Events

Management has evaluated the financial statements for the year-ended December 31, 2018 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Trust and Funds other than those noted below:

On February 1, 2019, in CORN, SOYB, CANE, and WEAT, the Sponsor elected to invest a portion of the amount of funds required to be on deposit with the FCM as initial margin in U.S. Treasury obligations with time to maturity of 90 days or less. The obligations are purchased and held in the respective Fund accounts through the FCM.

CORN: On February 1, 2019, the Sponsor elected to invest a portion of the amount of funds required to be on deposit as initial margin for corn futures contracts in U.S. Treasury obligations with time to maturity of 90 days or less. The obligations are purchased and held through the FCM.

SOYB: On February 1, 2019, the Sponsor elected to invest a portion of the amount of funds required to be on deposit as initial margin for corn futures contracts in U.S. Treasury obligations with time to maturity of 90 days or less. The obligations are purchased and held through the FCM.

CANE: On February 1, 2019, the Sponsor elected to invest a portion of the amount of funds required to be on deposit as initial margin for corn futures contracts in U.S. Treasury obligations with time to maturity of 90 days or less. The obligations are purchased and held through the FCM.

WEAT: On February 1, 2019, the Sponsor elected to invest a portion of the amount of funds required to be on deposit as initial margin for corn futures contracts in U.S. Treasury obligations with time to maturity of 90 days or less. The obligations are purchased and held through the FCM.

TAGS: Management has evaluated the financial statements for the year ended December 31, 2018 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herin for the Fund.

Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of
     Teucrium Corn Fund

Opinion on the financial statements
We have audited the accompanying statements of assets and liabilities of Teucrium Corn Fund (the “Fund”), including the schedules of investments, as of December 31, 2018 and 2017, the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Fund’s internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 15, 2019 expressed an unqualified opinion.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Fund’s auditor since 2014.

New York, New York
March 15, 2019

 Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of
     Teucrium Corn Fund

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Teucrium Corn Fund (the “Fund”) as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the financial statements of the Fund as of and for the year ended December 31, 2018, and our report dated March 15, 2019 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

New York, New York
March 15, 2019

TEUCRIUM CORN FUND
STATEMENTS OF ASSETS AND LIABILITIES
	December 31, 2018	December 31, 2017

Assets
Cash and cash equivalents	$58,910,133	$63,139,461
Interest receivable	7	73
Other assets	6,380	2,772
Equity in trading accounts:
Commodity futures contracts	107,363	120,487
Due from broker	3,730,196	3,703,896
Total equity in trading accounts	3,837,559	3,824,383
Total assets	62,754,079	66,966,689

Liabilities
Management fee payable to Sponsor	51,822	55,432
Payable for Purchases of Commercial Paper	4,981,957	-
Other liabilities	43,955	47,728
Equity in trading accounts:
Commodity futures contracts	1,297,288	1,962,050
Total liabilities	6,375,022	2,065,210

Net assets	$56,379,057	$64,901,479

Shares outstanding	3,500,004	3,875,004

Net asset value per share	$16.11	$16.75

Market value per share	$16.05	$16.77

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND
SCHEDULE OF INVESTMENTS
December 31, 2018

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio (cost $100)	$100	0.00%	100

			Principal Amount
Commercial Paper
CNH Industrial Capital LLC 2.62% (cost: $4,969,667 due 1/10/2019)	$4,996,750	8.86%	5,000,000
Enable Midstream Partners, LP 2.83% (cost: $2,484,445 due 1/11/2019)	2,498,056	4.43	2,500,000
Enable Midstream Partners, LP 2.98% (cost: $2,488,528 due 1/16/2019)	2,496,927	4.43	2,500,000
Enable Midstream Partners, LP 2.75% (cost: $2,491,469 due 1/10/2019)	2,498,294	4.43	2,500,000
Enable Midstream Partners, LP 3.04% (cost: $4,962,425 due 2/28/2019)	4,975,785	8.83	5,000,000
Energy Transfer Operating, L.P. 3.10% (cost: $2,493,817 due 1/31/2019)	2,493,817	4.42	2,500,000
Ford Motor Credit Company LLC 2.63% (cost: $2,483,750 due 1/3/2019)	2,499,639	4.43	2,500,000
Ford Motor Credit Company LLC 2.68% (cost: $2,483,806 due 1/18/2019)	2,496,872	4.43	2,500,000
General Motors Financial Company, Inc. 2.83% (cost: $2,488,139 due 3/5/2019)	2,488,139	4.41	2,500,000
Humana Inc. 2.91% (cost: $2,484,600 due 2/11/2019)	2,491,800	4.42	2,500,000
Royal Caribbean Cruises Ltd. 2.73% (cost: $2,494,354 due 1/2/2019)	2,499,809	4.44	2,500,000
Royal Caribbean Cruises Ltd. 2.77% (cost: $2,494,462 due 1/2/2019)	2,499,809	4.44	2,500,000
Total Commercial Paper (cost: $34,819,462)	$34,935,697	61.97%
Total Cash Equivalents	$34,935,797	61.97%

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States corn futures contracts
CBOT corn futures MAY19 (1,030 contracts)	$107,363	0.19%	$19,724,500

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT corn futures JUL19 (866 contracts)	$348,200	0.62%	$16,919,475
CBOT corn futures DEC19 (993 contracts)	949,088	1.68	19,735,875
Total commodity futures contracts	$1,297,288	2.30%	$36,655,350

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

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States corn futures contracts
CBOT corn futures JUL18 (1,060 contracts)	$120,487	0.19%	$19,464,250

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT corn futures MAY18 (1,265 contracts)	$821,825	1.27%	$22,706,750
CBOT corn futures DEC18 (1,184 contracts)	1,140,225	1.76	22,732,800
Total commodity futures contracts	$1,962,050	3.03%	$45,439,550

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND
STATEMENTS OF OPERATIONS
	Year ended	Year ended	Year ended
	December 31, 2018	December 31, 2017	December 31, 2016
Income
Realized and unrealized (loss) gain on trading of commodity futures contracts:
Realized loss on commodity futures contracts	$(3,025,313)	$(5,603,513)	$(9,438,913)
Net change in unrealized appreciation of (depreciation) on commodity futures contracts	651,638	(380,763)	2,447,750
Interest income	1,480,822	778,560	396,679
Total loss	(892,853)	(5,205,716)	(6,594,484)

Expenses
Management fees	704,004	682,674	719,183
Professional fees	540,101	633,381	1,049,134
Distribution and marketing fees	1,164,066	1,177,003	1,160,864
Custodian fees and expenses	127,477	153,987	183,452
Business permits and licenses fees	22,661	25,251	16,887
General and administrative expenses	108,248	125,534	142,932
Brokerage commissions	91,065	79,700	96,725
Other expenses	43,739	41,406	42,739
Total expenses	2,801,361	2,918,936	3,411,916

Expenses waived by the Sponsor	(280,817)	(409,562)	(442,333)

Total expenses, net	2,520,544	2,509,374	2,969,583

Net loss	$(3,413,397)	$(7,715,090)	$(9,564,067)

Net loss per share	$(0.64)	$(2.02)	$(2.47)
Net loss per weighted average share	$(0.82)	$(2.08)	$(2.66)
Weighted average shares outstanding	4,169,662	3,714,045	3,598,843

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND
STATEMENTS OF CHANGES IN NET ASSETS
	Year ended	Year ended	Year ended
	December 31, 2018	December 31, 2017	December 31, 2016
Operations
Net loss	$(3,413,397)	$(7,715,090)	$(9,564,067)
Capital transactions
Issuance of Shares	26,460,193	25,173,968	57,591,933
Redemption of Shares	(31,569,218)	(25,770,940)	(35,870,548)
Total capital transactions	(5,109,025)	(596,972)	21,721,385
Net change in net assets	(8,522,422)	(8,312,062)	12,157,318

Net assets, beginning of period	$64,901,479	$73,213,541	$61,056,223

Net assets, end of period	$56,379,057	$64,901,479	$73,213,541

Net asset value per share at beginning of period	$16.75	$18.77	$21.24

Net asset value per share at end of period	$16.11	$16.75	$18.77

Creation of Shares	1,525,000	1,325,000	2,875,000
Redemption of Shares	1,900,000	1,350,000	1,850,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND
STATEMENTS OF CASH FLOWS
	Year ended	Year ended	Year ended
	December 31, 2018	December 31, 2017	December 31, 2016
Cash flows from operating activities:
Net loss	$(3,413,397)	$(7,715,090)	$(9,564,067)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) or depreciation on commodity futures contracts	(651,638)	380,763	(2,447,750)
Changes in operating assets and liabilities:
Due from broker	(26,300)	1,960,760	1,741,282
Interest receivable	66	266	40
Other assets	(3,608)	7,679	494,901
Management fee payable to Sponsor	(3,610)	(9,733)	11,436
Payable for Purchases of Commercial Paper	4,981,957	-	-
Other liabilities	(3,773)	39,504	4,968
Net cash provided by (used in) operating activities	879,697	(5,335,851)	(9,759,190)

Cash flows from financing activities:
Proceeds from sale of Shares	26,460,193	25,173,968	57,591,933
Redemption of Shares	(31,569,218)	(25,770,940)	(35,870,548)
Net cash (used in) provided by financing activities	(5,109,025)	(596,972)	21,721,385

Net change in cash and cash equivalents	(4,229,328)	(5,932,823)	11,962,195
Cash and cash equivalents, beginning of period	63,139,461	69,072,284	57,110,089
Cash and cash equivalents, end of period	$58,910,133	$63,139,461	$69,072,284

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
December 31, 2018

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

Note 2 – Principal Contracts and Agreements

The Sponsor employs U.S. Bank N.A. as the Custodian for the Funds. The principal business address for U.S. Bank N.A is 1555 North Rivercenter Drive, Suite 302, Milwaukee, Wisconsin 53212. U.S. Bank N.A. is a Wisconsin state chartered bank subject to regulation by the Board of Governors of the Federal Reserve System and the Wisconsin State Banking Department. The principal address for U.S. Bancorp Fund Services, LLC doing business as U.S. Bank Global Fund Services ("Fund Services") is 615 E. Michigan Street, Milwaukee, WI 53202. In addition, effective on the Conversion Date, Fund Services, a wholly owned subsidiary of U.S. Bank, commenced serving as administrator for each Fund, performing certain administrative and accounting services and preparing certain SEC reports on behalf of the Funds, and also became the registrar and transfer agent for each Fund’s Shares. For such services, U.S. Bank and Fund Services will receive an asset based fee, subject to a minimum annual fee.

For custody services, the Funds will pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to USBFS 0.06% of average gross assets on the first $250 million, 0.05% on the next $250 million, 0.04% on the next $500 million and 0.03% on the balance over $1 billion annually. A combined minimum annual fee of up to $64,500 for custody, transfer agency, accounting and administrative services is assessed per Fund. These services are recorded in custodian fees and expenses on the statement of operations. A summary of these expenses is included below.

The Sponsor employs Foreside Fund Services, LLC (“Foreside” or the “Distributor”) as the Distributor for the Funds. The Distribution Services Agreement among the Distributor and the Sponsor calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under Financial Industry Regulatory Authority (“FINRA”) rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. These services are recorded in distribution and marketing fees on the statement of operations. A summary of these expenses is included below. Pursuant to a Consulting Services Agreement, Foreside Consulting Services, LLC, performs certain consulting support services for the Trust's Sponsor. Additionally, Foreside Distributors, LLC performs certain distribution consulting services pursuant to a Distribution Consulting Agreement with the Trust's Sponsor.

ED&F Man Capital Markets, Inc. (“ED&F Man”) serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. ED&F Man is registered as a FCM with the U.S. CFTC and is a member of the NFA. ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA. ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar and Wheat Futures Contracts ED&F Man is paid $9.00 per round turn. These expenses are recorded in brokerage commissions on the statement of operations. A summary of these expenses is included below.

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation. The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300 from the Trust. These services are recorded in business permits and licenses fees on the statement of operations. A summary of these expenses is included below.

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Amount Recognized for Custody Services	$127,477	$153,987	$183,452
Amount of Custody Services Waived	$762	$11,607	$44,442

Amount Recognized for Distribution Services	$64,527	$81,940	$76,491
Amount of Distribution Services Waived	$12,840	$20,150	$12,779

Amount Recognized for Brokerage Commissions	$91,065	$79,700	$96,725
Amount of Brokerage Commissions Waived	$-	$-	$-

Amount Recognized for Wilmington Trust	$1,124	$1,311	$1,550
Amount of Wilmington Trust Waived	$-	$1,311	$1,550

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

The Sponsor adopted ASC 606, Revenue from Contracts With Customers, for the year ended December 31, 2018. The adoption did not have a material impact on the financial statements of the Trust or the Fund.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2015 to 2018, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of and for the years ended December 31, 2018, 2017, and 2016. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund will recognize interest accrued related to any unrecognized tax benefits and penalties in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the years ended December 31, 2018, 2017, and 2016.

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

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short term maturities. Each Fund that is a series of the Trust has the balance of its cash equivalents on deposit with financial institutions. The Fund holds a balance in money market funds and alternative demand deposit savings accounts that are included in cash and cash equivalents on the statement of assets and liabilities. Assets deposited with the bank may, at times, exceed federally insured limits. Effective in the fourth quarter 2017, the Sponsor invested a portion of the available cash for the Funds in investment grade commercial paper with durations of 90 days or less, which is classified as a cash equivalent and is not FDIC insured.

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Money Market Funds	$100	$170	$692,293
Demand Deposit Savings Accounts	$23,975,443	$38,174,688	$68,382,027
Commercial Paper	$34,935,697	$24,964,873	$-

Payable for Purchases of Commercial Paper

The amount recorded by the Fund for commercial paper transactions awaiting settlement, which represents the amount payable for contracts purchased but not yet settled as of the reporting date. The value of the contract is included in cash and cash equivalents, and the payable amount is included as a liability.

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

Calculation of Net Asset Value

The Fund’s NAV is calculated by:

●
Taking the current market value of its total assets and
●
Subtracting any liabilities

The administrator, Fund Services, calculates the NAV of the Fund once each trading day. It calculates the NAV as of the earlier of the close of the NYSE or 4:00 p.m. New York time. The NAV for a particular trading day is released after 4:15 p.m. New York time.

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

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Recognized Related Party Transactions	$1,004,019	$998,194	$936,695
Waived Related Party Transactions	$157,258	$215,815	$275,884

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

CORN
Year Ended December 31, 2018	$280,817
Year Ended December 31, 2017	$409,562
Year Ended December 31, 2016	$442,333

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

On December 31, 2018 and 2017, in the opinion of the Trust and the Fund, the reported value of the Corn Futures Contracts traded on the CBOT fairly reflected the value of the Corn Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the years being reported.

For the years ended December 31, 2018 and 2017, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

The FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”. These amendments refine and expand hedge accounting for both financial (e.g., interest rate) and commodity risks. Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. It also makes certain targeted improvements to simplify the application of hedge accounting guidance. The amendments are effective for public companies for fiscal years beginning after December 15, 2018. The adoption did not have any impact on the financial statements and disclosures of the Trust or the Fund.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of December 31, 2018 and December 31, 2017:

December 31, 2018

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2018
Cash Equivalents	$34,935,797	$-	$-	$34,935,797
Corn Futures Contracts	107,363	-	-	107,363
Total	$35,043,160	$-	$-	$35,043,160

Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2018
Corn Futures Contracts	$1,297,288	$-	$-	$1,297,288

December 31, 2017

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2017
Cash Equivalents	$24,965,043	$-	$-	$24,965,043
Corn Futures Contracts	120,487	-	-	120,487
Total	$25,085,530	$-	$-	$25,085,530

Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2017
Corn Futures Contracts	$1,962,050	$-	$-	$1,962,050

For the years ended December 31, 2018 and 2017, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy

Note 5 - Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the years ended December 31, 2018 and 2017, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of December 31, 2018 and 2017.

Offsetting of Financial Assets and Derivative Assets as of December 31, 2018
	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Corn futures contracts	$107,363	$-	$107,363	$107,363	-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2018

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity Price
Corn futures contracts	$1,297,288	$-	$1,297,288	$107,363	1,189,925	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2017
	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Corn Futures Contracts	$120,487	$-	$120,487	$120,487	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2017
	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity Price
Corn Futures Contracts	$1,962,050	$-	$1,962,050	$120,487	$1,841,563	$-

The following is a summary of realized and net change in unrealized gains (losses) of the derivative instruments utilized by the Fund:

Year ended December 31, 2018

		Net Change in Unrealized
	Realized Loss on	Appreciation on
	Commodity Futures Contracts	Commodity Futures Contacts
Commodity Price
Corn futures contracts	$(3,025,313)	$ 651,638

Year ended December 31, 2017

		Net Change in Unrealized
	Realized Loss on	Depreciation on
	Commodity Futures Contracts	Commodity Futures Contacts
Commodity Price
Corn futures contracts	$(5,603,513)	$(380,763)

Year ended December 31, 2016

		Net Change in Unrealized
	Realized Loss on	Appreciation on
	Commodity Futures Contracts	Commodity Futures Contacts
Commodity Price
Corn futures contracts	$(9,438,913)	$2,447,750

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $69.7 million in 2018, $67.5 million in 2017, and $71.6 million in 2016.

Note 6 - Financial Highlights

The following table presents per share performance data and other supplemental financial data for the years ended December 31, 2018, 2017 and 2016. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Year ended	Year ended	Year ended
	December 31, 2018	December 31, 2017	December 31, 2016
Per Share Operation Performance
Net asset value at beginning of period	$16.75	$18.77	$21.24
Income (loss) from investment operations:
Investment income	0.35	0.21	0.11
Net realized and unrealized loss on commodity futures contracts	(0.39)	(1.55)	(1.75)
Total expenses, net	(0.60)	(0.68)	(0.83)
Net decrease in net asset value	$(0.64)	$(2.02)	$(2.47)
Net asset value at end of period	16.11	16.75	18.77
Total Return	(3.82)%	(10.76)%	(11.63)%
Ratios to Average Net Assets (Annualized)
Total expenses	3.98%	4.28%	4.74%
Total expenses, net	3.58%	3.68%	4.13%
Net investment loss	(1.48)%	(2.54)%	(3.58)%

The financial highlights per share data are calculated consistent with the methodology used to calculate asset-based fees and expenses.

Note 7 – Quarterly Financial Data (Unaudited)

The following summarized quarterly financial information presents the results of operations for the Teucrium Corn Fund and other data for three-month periods ended March 31, June 30, September 30 and December 31, 2018 and 2017.

	Three months ended	Three months ended	Three months ended	Three months ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Total Income (Loss)	$5,507,209	$(6,465,079)	$(1,727,463)	$1,792,478
Total Expenses	670,883	754,733	683,626	692,119
Total Expenses, net	630,201	656,692	651,503	582,148
Net Income (Loss)	4,877,008	(7,121,771)	(2,378,966)	1,210,330
Net Income (Loss) per share	$1.24	$(1.56)	$(0.59)	$(1.49)

	Three months ended	Three months ended	Three months ended	Three months ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Total Income (Loss)	$1,369,398	$910,237	$(4,763,833)	$(2,721,518)
Total Expenses	724,668	762,626	729,672	701,970
Total Expenses, net	689,668	628,806	633,836	557,064
Net Income (Loss)	679,730	281,431	(5,397,669)	(3,278,582)
Net Income (Loss) per share	$0.24	$0.08	$(1.49)	$(0.85)

Note 8 - Organizational and Offering Costs

Expenses incurred in organizing of the Trust and the initial offering of the Shares of the Fund, including applicable SEC registration fees were borne directly by the Sponsor. The Fund is not obligated to reimburse these costs to the Sponsor.

Note 9 – Subsequent Events

Management has evaluated the financial statements for the year ended December 31, 2018 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Trust and Funds other than those noted below:

On February 1, 2019, the Sponsor elected to invest a portion of the amount of funds required to be on deposit as initial margin for corn futures contracts in U.S. Treasury obligations with time to maturity of 90 days or less. The obligations are purchased and held through the FCM.

Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of
     Teucrium Soybean Fund

Opinion on the financial statements
We have audited the accompanying statements of assets and liabilities of Teucrium Soybean Fund (the “Fund”), including the schedules of investments, as of December 31, 2018 and 2017, the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fundas of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Fund’s internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 15, 2019 expressed an unqualified opinion.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Fund’s auditor since 2014.

New York, New York
March 15, 2019

 Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of
     Teucrium Soybean Fund

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Teucrium Soybean Fund (the “Fund”) as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the financial statements of the Fund as of and for the year ended December 31, 2018, and our report dated March 15, 2019 expressed an unqualified opinion on those financial statements.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all materialrespects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ GRANT THORNTON LLP

New York, New York
March 15, 2019

TEUCRIUM SOYBEAN FUND
STATEMENTS OF ASSETS AND LIABILITIES
	December 31, 2018	December 31, 2017

Assets
Cash and cash equivalents	$26,774,939	$9,942,185
Interest receivable	4	22
Other assets	-	1,839
Equity in trading accounts:
Commodity futures contracts	228,400	-
Due from broker	1,022,182	789,636
Total equity in trading accounts	1,250,582	789,636
Total assets	28,025,525	10,733,682

Liabilities
Management fee payable to Sponsor	24,973	12,111
Other liabilities	19,285	9,483
Equity in trading accounts:
Commodity futures contracts	39,250	448,063
Total liabilities	83,508	469,657

Net assets	$27,942,017	$10,264,025

Shares outstanding	1,725,004	575,004

Net asset value per share	$16.20	$17.85

Market value per share	$16.18	$17.88

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND
SCHEDULE OF INVESTMENTS
December 31, 2018
		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio (cost $100)	$100	0.00%	100

			Principal Amount
Commercial Paper
CNH Industrial Capital LLC 2.63% (cost: $2,484,833 due 1/10/2019)	$2,498,375	8.94%	2,500,000
Enbridge Energy Partners, L.P. 2.96% (cost: $2,490,844 due 1/10/2019)	2,498,169	8.94	2,500,000
Energy Transfer Operating, L.P. 2.80% (cost: $4,986,486 due 1/4/2019)	4,998,842	17.89	5,000,000
Enbridge Energy Partners, L.P. 2.98% (cost: $2,491,806 due 1/15/2019)	2,497,132	8.94	2,500,000
Total Commercial Paper (cost: $12,453,969)	12,492,518	44.71
Total Cash Equivalents	$12,492,618	44.71%

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures MAR19 (218 contracts)	$228,400	0.82%	$9,755,500

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures MAY19 (185 contracts)	$35,688	0.13%	$8,396,688
CBOT soybean futures NOV19 (209 contracts)	3,562	0.01	9,773,363
Total commodity futures contracts	$39,250	0.14%	$18,170,051

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND
SCHEDULE OF INVESTMENTS
December 31, 2017

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio (cost $100)	$100	0.00%	100

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures MAR18 (75 contracts)	$174,063	1.70%	$3,606,563
CBOT soybean futures MAY18 (63 contracts)	152,338	1.48	3,064,950
CBOT soybean futures NOV18 (74 contracts)	121,662	1.19	3,610,275
Total commodity futures contracts	$448,063	4.37%	$10,281,788

  The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND
STATEMENTS OF OPERATIONS

	Year ended	Year ended	Year ended
	December 31, 2018	December 31, 2017	December 31, 2016
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized (loss) gain on commodity futures contracts	$(2,085,438)	$8,425	$939,088
Net change in unrealized appreciation or (depreciation) on commodity futures contracts	637,213	(793,538)	567,962
Interest income	460,170	152,945	65,157
Total (loss) income	(988,055)	(632,168)	1,572,207

Expenses
Management fees	212,287	133,058	118,439
Professional fees	271,612	179,081	113,387
Distribution and marketing fees	516,337	209,915	218,086
Custodian fees and expenses	60,879	28,109	34,515
Business permits and licenses fees	30,179	17,505	18,288
General and administrative expenses	42,615	24,282	32,260
Brokerage commissions	15,780	8,462	1,507
Other expenses	21,704	9,689	10,111
Total expenses	1,171,393	610,101	546,593

Expenses waived by the Sponsor	(394,591)	(126,489)	(68,914)

Total expenses, net	776,802	483,612	477,679

Net (loss) income	$(1,764,857)	$(1,115,780)	$1,094,528

Net (loss) income per share	$(1.65)	$(1.23)	$1.74
Net (loss) income per weighted average share	$(1.40)	$(1.55)	$1.76
Weighted average shares outstanding	1,261,579	717,607	623,023

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND
STATEMENTS OF CHANGES IN NET ASSETS

	Year ended	Year ended	Year ended
	December 31, 2018	December 31, 2017	December 31, 2016
Operations
Net (loss) income	$(1,764,857)	$(1,115,780)	$1,094,528
Capital transactions
Issuance of Shares	26,403,162	20,374,923	9,190,140
Redemption of Shares	(6,960,313)	(21,877,218)	(3,905,120)
Total capital transactions	19,442,849	(1,502,295)	5,285,020
Net change in net assets	17,677,992	(2,618,075)	6,379,548

Net assets, beginning of period	$10,264,025	$12,882,100	$6,502,552

Net assets, end of period	$27,942,017	$10,264,025	$12,882,100

Net asset value per share at beginning of period	$17.85	$19.08	$17.34

Net asset value per share at end of period	$16.20	$17.85	$19.08

Creation of Shares	1,575,000	1,100,000	500,000
Redemption of Shares	425,000	1,200,000	200,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND
STATEMENTS OF CASH FLOWS

	Year ended	Year ended	Year ended
	December 31, 2018	December 31, 2017	December 31, 2016
Cash flows from operating activities:
Net (loss) income	$(1,764,857)	$(1,115,780)	$1,094,528
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Net change in unrealized (appreciation) or depreciation on commodity futures contracts	(637,213)	793,538	(567,962)
Changes in operating assets and liabilities:
Due from broker	(232,546)	(618,663)	433,693
Interest receivable	18	16	13
Other assets	1,839	2,265	45,514
Management fee payable to Sponsor	12,862	220	5,983
Other liabilities	9,802	4,885	770
Net cash (used in) provided by operating activities	(2,610,095)	(933,519)	1,012,539

Cash flows from financing activities:
Proceeds from sale of Shares	26,403,162	20,374,923	9,190,140
Redemption of Shares	(6,960,313)	(21,877,218)	(3,905,120)
Net cash provided by (used in) financing activities	19,442,849	(1,502,295)	5,285,020

Net change in cash, cash equivalents, and restricted cash	16,832,754	(2,435,814)	6,297,559
Cash, cash equivalents, and restricted cash, beginning of period	9,942,185	12,377,999	6,080,440
Cash, cash equivalents, and restricted cash, end of period	$26,774,939	$9,942,185	$12,377,999

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
December 31, 2018

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

On June 17, 2011, the initial Form S-1 for SOYB was declared effective by the SEC. On September 16, 2011, two Creation Baskets were issued representing 100,000 shares and $2,500,000. On September 19, 2011, SOYB started trading on the NYSE Arca. The current registration statements for SOYB was declared effective by the SEC on April 30, 2018. The registration statements for SOYB registered an additional 5,000,000 shares.

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

Note 2 – Principal Contracts and Agreements

The Sponsor employs U.S. Bank N.A. as the Custodian for the Funds. The principal business address for U.S. Bank N.A is 1555 North Rivercenter Drive, Suite 302, Milwaukee, Wisconsin 53212. U.S. Bank N.A. is a Wisconsin state chartered bank subject to regulation by the Board of Governors of the Federal Reserve System and the Wisconsin State Banking Department. The principal address for U.S. Bancorp Fund Services, LLC doing business as U.S. Bank Global Fund Services ("Fund Services") is 615 E. Michigan Street, Milwaukee, WI 53202. In addition, effective on the Conversion Date, Fund Services, a wholly owned subsidiary of U.S. Bank, commenced serving as administrator for each Fund, performing certain administrative and accounting services and preparing certain SEC reports on behalf of the Funds, and also became the registrar and transfer agent for each Fund’s Shares. For such services, U.S. Bank and Fund Services will receive an asset based fee, subject to a minimum annual fee.

For custody services, the Funds will pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to USBFS 0.06% of average gross assets on the first $250 million, 0.05% on the next $250 million, 0.04% on the next $500 million and 0.03% on the balance over $1 billion annually. A combined minimum annual fee of up to $64,500 for custody, transfer agency, accounting and administrative services is assessed per Fund. These services are recorded in custodian fees and expenses on the statement of operations. A summary of these expenses is included below.

The Sponsor employs Foreside Fund Services, LLC (“Foreside” or the “Distributor”) as the Distributor for the Funds. The Distribution Services Agreement among the Distributor and the Sponsor calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under Financial Industry Regulatory Authority (“FINRA”) rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. These services are recorded in distribution and marketing fees on the statement of operations. A summary of these expenses is included below. Pursuant to a Consulting Services Agreement, Foreside Consulting Services, LLC, performs certain consulting support services for the Trust's Sponsor. Additionally, Foreside Distributors, LLC performs certain distribution consulting services pursuant to a Distribution Consulting Agreement with the Trust's Sponsor.

ED&F Man Capital Markets, Inc. (“ED&F Man”) serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. ED&F Man is registered as a FCM with the U.S. CFTC and is a member of the NFA. ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA. ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar and Wheat Futures Contracts ED&F Man is paid $9.00 per round turn. These expenses are recorded in brokerage commissions on the statement of operations. A summary of these expenses is included below.

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation. The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300 from the Trust. These services are recorded in business permits and licenses fees on the statement of operations. A summary of these expenses is included below.

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Amount Recognized for Custody Services	60,879	28,109	34,515
Amount of Custody Services Waived	28,904	4,574	-

Amount Recognized for Distribution Services	29,079	15,730	13,720
Amount of Distribution Services Waived	14,542	6,932	-

Amount Recognized for Brokerage Commissions	15,780	8,462	1,507
Amount of Brokerage Commissions Waived	-	-	-

Amount Recognized for Wilmington Trust	711	204	257
Amount of Wilmington Trust Waived	-	204	257

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as detailed in the Financial Accounting Standards Board’s Accounting Standards Codification.

In accordance with ASU 2016-18 issued by the FASB, for the year ended December 31, 2016, the presentation of cash and cash equivalents and restricted cash is disaggregated by line item on the statements of assets and liabilities and sum to the total amount of cash, cash equivalents, and restricted cash at the end of the corresponding period shown in the statements of cash flows. This update in presentation did not have a material impact on the financial statements and disclosures of the Fund. For the years ended December 31, 2017 and 2018, the Fund had a balance of $0 in restricted cash.

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

The Sponsor adopted ASC 606, Revenue from Contracts With Customers, for the year ended December 31, 2018. The adoption did not have a material impact on the financial statements of the Trust or the Fund.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2015 to 2018, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of and for the years ended December 31, 2018, 2017, and 2016. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund will recognize interest accrued related to any unrecognized tax benefits and penalties in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the years ended December 31, 2018, 2017 and 2016.

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

Cash, Cash Equivalents, and Restricted Cash

Cash equivalents are highly liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statement of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short term maturities. Each Fund that is a series of the Trust has the balance of its cash equivalents on deposit with financial institutions. The Fund holds a balance in money market funds and alternative demand deposit savings accounts that is included in cash and cash equivalents on the statement of assets and liabilities. Assets deposited with the bank may, at times, exceed federally insured limits. Effective in the first quarter 2018, the Sponsor invested a portion of the available cash for the Funds in investment grade commercial paper with durations of 90 days or less, which is classified as a cash equivalent and is not FDIC insured.

	December 31, 2018	December 31, 2017	December 31, 2016
Money Market Funds	$100	$100	$185,661
Demand Deposit Savings Accounts	$14,283,022	$9,942,111	$12,115,082
Commercial Paper	$12,492,518	$-	$-

On August 17, 2015 (the “Conversion Date”), U.S. Bank N.A. replaced The Bank of New York Mellon as the Custodian for the Funds.  Per the amended agreement between the Sponsor and The Bank of New York Mellon dated August 14, 2015, certain cash amounts for each Fund, except in the case of TAGS, are to remain at The Bank of New York Mellon until amounts for services and early termination fees are paid. The amended agreement allows for payments for such amounts owed to be made through December 31, 2017. Cash balances that were held in custody at The Bank of New York Mellon under this amended agreement are reflected as restricted cash on the financial statements of the Fund. The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the statements of assets and liabilities that sum to the total of the same such amounts shown in the statements of cash flows. As of December 31, 2017, the balance of restricted cash in the Fund was $0.

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Cash and cash equivalents	$26,774,939	$9,942,185	$12,300,383
Restricted cash	$-	$-	$77,616
Total cash, cash equivalents, and restricted cash shown in the combined statements of cash flows	$26,774,939	$9,942,185	$12,377,999

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

Calculation of Net Asset Value

The Fund’s NAV is calculated by:

●
Taking the current market value of its total assets and
●
Subtracting any liabilities

The administrator, Fund Services, calculates the NAV of the Fund once each trading day. It calculates the NAV as of the earlier of the close of the NYSE or 4:00 p.m. New York time. The NAV for a particular trading day is released after 4:15 p.m. New York time.

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

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Recognized Related Party Transactions	$444,365	$183,076	$169,614
Waived Related Party Transactions	$192,822	$45,597	$10,720

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

SOYB
Year Ended December 31, 2018	$394,591
Year Ended December 31, 2017	$126,489
Year Ended December 31, 2016	$68,914

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

On December 31, 2018 and 2017, in the opinion of the Trust and the Fund, the reported value of the Soybean Futures Contracts traded on the CBOT fairly reflected the value of the Soybean Futures Contracts held by the Fund, with no adjustments necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the years being reported.

For the years ended December 31, 2018 and 2017, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

The FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”. These amendments refine and expand hedge accounting for both financial (e.g., interest rate) and commodity risks. Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. It also makes certain targeted improvements to simplify the application of hedge accounting guidance. The amendments are effective for public companies for fiscal years beginning after December 15, 2018. The adoption did not have any impact on the financial statements and disclosures of the Trust or the Fund.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of December 31, 2018 and December 31, 2017:

December 31, 2018

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2018
Cash Equivalents	$12,492,618	$-	$-	$12,492,618
Soybeans futures contracts	228,400	-	-	228,400
Total	$12,721,018	$-	$-	$12,721,018

Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2018
Soybeans futures contracts	$39,250	$-	$-	$39,250

December 31, 2017

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2017
Cash Equivalents	$100	$-	$-	$100

Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2017
Soybeans futures contracts	$448,063	$-	$-	$448,063

For the years ended December 31, 2018 and 2017, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

Note 5 - Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For years ended December 31, 2018 and 2017, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of December 31, 2018 and 2017.

Offsetting of Financial Assets and Derivative Assets as of December 31, 2018

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Soybeans futures contracts	$228,400	$-	$228,400	$39,250	$-	$189,150

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2018

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity Price
Soybeans futures contracts	$39,250	$-	$39,250	$39,250	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2017
	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity Price
Soybean Futures Contracts	$448,063	$-	$448,063	$-	$448,063	$-

The following is a summary of realized and net change in unrealized gains (losses) of the derivative instruments utilized by the Fund:

Year ended December 31, 2018

Primary Underlying Risk	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Soybeans futures contracts	$(2,085,438)	$637,213

Year ended December 31, 2017
		Net Change in Unrealized
	Realized Gain on	Depreciation on
	Commodity Futures Contracts	Commodity Futures Contacts
Commodity Price
Soybean futures contracts	$8,425	$(793,538)

Year ended December 31, 2016
		Net Change in Unrealized
	Realized Gain on	Appreciation on
	Commodity Futures Contracts	Commodity Futures Contacts
Commodity Price
Soybean futures contracts	$939,088	$567,962

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $21.9 million in 2018, $13.2 million in 2017, and $12.1 million in 2016.

Note 6 - Financial Highlights

The following table presents per share performance data and other supplemental financial data for the years ended December 31, 2018, 2017 and 2016. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Year ended	Year ended	Year ended
	December 31, 2018	December 31, 2017	December 31, 2016
Per Share Operation Performance
Net asset value at beginning of period	$17.85	$19.08	$17.34
Income (loss) from investment operations:
Investment income	0.37	0.21	0.10
Net realized and unrealized (loss) gain on commodity futures contracts	(1.40)	(0.77)	2.41
Total expenses, net	(0.62)	(0.67)	(0.77)
Net (decrease) increase in net asset value	(1.65)	(1.23)	1.74
Net asset value at end of period	$16.20	$17.85	$19.08
Total Return	(9.24)%	(6.45)%	10.03%
Ratios to Average Net Assets (Annualized)
Total expenses	5.52%	4.59%	4.61%
Total expenses, net	3.66%	3.63%	4.03%
Net investment loss	(1.49)%	(2.48)%	(3.48)%

The financial highlights per share data are calculated consistent with the methodology used to calculate asset-based fees and expenses.

Note 7 – Quarterly Financial Data (Unaudited)

The following summarized quarterly financial information presents the results of operations for the Teucrium Soybean Fund and other data for three-month periods ended March 31, June 30, September 30 and December 31, 2018 and 2017.

	Three months ended	Three months ended	Three months ended	Three months ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Total Income (Loss)	$854,752	$(2,378,109)	$(292,647)	$827,947
Total Expenses	215,850	240,283	424,902	290,357
Total Expenses, net	115,908	155,798	261,424	243,671
Net Income (Loss)	738,844	(2,533,907)	(554,071)	584,276
Net Income (Loss) per share	$1.19	$(2.82)	$(0.39)	$0.37

	Three months ended	Three months ended	Three months ended	Three months ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Total (Loss) Income	$(462,474)	$98,980	$257,072	$(525,746)
Total Expenses	126,800	118,451	147,452	217,398
Total Expenses, net	111,800	106,342	116,104	149,366
Net (Loss) Income	(574,274)	(7,362)	140,968	(675,112)
Net (Loss) Income per share	$(0.97)	$(0.01)	$0.23	$(0.48)

Note 8 - Organizational and Offering Costs

Expenses incurred in organizing of the Trust and the initial offering of the Shares of the Fund, including applicable SEC registration fees were borne directly by the Sponsor. The Fund is not obligated to reimburse these costs to the Sponsor.

Note 9 – Subsequent Events

Management has evaluated the financial statements for the year ended December 31, 2018 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than those noted below:

On February 1, 2019, the Sponsor elected to invest a portion of the amount of funds required to be on deposit as initial margin for corn futures contracts in U.S. Treasury obligations with time to maturity of 90 days or less. The obligations are purchased and held through the FCM.

Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of
     Teucrium Sugar Fund

Opinion on the financial statements
We have audited the accompanying statements of assets and liabilities of Teucrium Sugar Fund (the “Fund”), including the schedules of investments, as of December 31, 2018 and 2017, the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Fund’s internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 15, 2019 expressed an unqualified opinion.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Fund’s auditor since 2014.

New York, New York
March 15, 2019

Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of
     Teucrium Sugar Fund

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Teucrium Sugar Fund (the “Fund”) as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the financial statements of the Fund as of and for the year ended December 31, 2018, and our report dated March 15, 2019 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

New York, New York
March 15, 2019

TEUCRIUM SUGAR FUND
STATEMENTS OF ASSETS AND LIABILITIES
	December 31, 2018	December 31, 2017

Assets
Cash and cash equivalents	$10,261,941	$5,929,275
Interest receivable	90	47
Other assets	4,621	276
Equity in trading accounts:
Commodity futures contracts	233,979	184,319
Due from broker	351,972	327,885
Total equity in trading accounts	585,951	512,204
Total assets	10,852,603	6,441,802

Liabilities
Management fee payable to Sponsor	9,918	5,632
Other liabilities	16,290	5,327
Equity in trading accounts:
Commodity futures contracts	47,656	67,133
Total liabilities	73,864	78,092

Net assets	$10,778,739	$6,363,710

Shares outstanding	1,525,004	650,004

Net asset value per share	$7.07	$9.79

Market value per share	$7.09	$9.78

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND
SCHEDULE OF INVESTMENTS
December 31, 2018

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio (cost $100)	$100	0.00%	100

			Principal Amount
Commercial Paper
Enbridge Energy Partners, L.P. 2.98% (cost: $2,491,806 due 1/15/2019)	2,497,132	23.17	2,500,000
Total Cash Equivalents	$2,497,232	23.17%

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States sugar futures contracts
ICE sugar futures MAY19 (278 contracts)	$29,254	0.27%	$3,767,456
ICE sugar futures JUL19 (235 contracts)	204,725	1.90	3,221,568
Total commodity futures contracts	$233,979	2.17%	$6,989,024

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States sugar futures contracts
ICE sugar futures MAR20 (257 contracts)	$47,656	0.44%	$3,785,096

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND
SCHEDULE OF INVESTMENTS
December 31, 2017

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio (cost $100)	$100	0.00%	100

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States sugar futures contracts
ICE sugar futures MAY18 (133 contracts)	$94,539	1.49%	$2,237,379
ICE sugar futures JUL18 (114 contracts)	89,780	1.41	1,920,307
Total commodity futures contracts	$184,319	2.90%	$4,157,686

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States sugar futures contracts
ICE sugar futures MAR19 (126 contracts)	$67,133	1.05%	$2,214,173

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND
STATEMENTS OF OPERATIONS

	Year ended	Year ended	Year ended
	December 31, 2018	December 31, 2017	December 31, 2016
Income
Realized and unrealized (loss) gain on trading of commodity futures contracts:
Realized (loss) gain on commodity futures contracts	$(2,314,984)	$(2,435,305)	$1,967,694
Net change in unrealized appreciation or (depreciation) on commodity futures contracts	69,137	263,581	(510,451)
Interest income	249,417	78,889	32,048
Total (loss) income	(1,996,430)	(2,092,835)	1,489,291

Expenses
Management fees	122,198	70,762	56,277
Professional fees	186,127	63,308	46,951
Distribution and marketing fees	277,033	126,152	115,498
Custodian fees and expenses	33,901	19,038	18,575
Business permits and licenses fees	29,289	17,342	18,524
General and administrative expenses	24,228	14,512	17,542
Brokerage commissions	24,030	10,525	8,681
Other expenses	11,470	4,948	6,261
Total expenses	708,276	326,587	288,309

Expenses waived by the Sponsor	(268,920)	(129,334)	(148,281)

Total expenses, net	439,356	197,253	140,028

Net (loss) income	$(2,435,786)	$(2,290,088)	$1,349,263

Net (loss) income per share	$(2.72)	$(3.18)	$2.95
Net (loss) income per weighted average share	$(1.50)	$(3.40)	$2.66
Weighted average shares outstanding	1,620,415	674,456	507,654

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND
STATEMENTS OF CHANGES IN NET ASSETS

	Year ended	Year ended	Year ended
	December 31, 2018	December 31, 2017	December 31, 2016
Operations
Net (loss) income	$(2,435,786)	$(2,290,088)	$1,349,263
Capital transactions
Issuance of Shares	18,588,300	10,190,950	2,805,578
Redemption of Shares	(11,737,485)	(7,051,123)	(4,149,533)
Total capital transactions	6,850,815	3,139,827	(1,343,955)
Net change in net assets	4,415,029	849,739	5,308

Net assets, beginning of period	$6,363,710	$5,513,971	$5,508,663

Net assets, end of period	$10,778,739	$6,363,710	$5,513,971

Net asset value per share at beginning of period	$9.79	$12.97	$10.02

Net asset value per share at end of period	$7.07	$9.79	$12.97

Creation of Shares	2,450,000	925,000	250,000
Redemption of Shares	1,575,000	700,000	375,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND
STATEMENTS OF CASH FLOWS

	Year ended	Year ended	Year ended
	December 31, 2018	December 31, 2017	December 31, 2016
Cash flows from operating activities:
Net (loss) income	$(2,435,786)	$(2,290,088)	$1,349,263
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Net change in unrealized (appreciation) or depreciation on commodity futures contracts	(69,137)	(263,581)	510,451
Changes in operating assets and liabilities:
Due from broker	(24,087)	237,396	(506,850)
Interest receivable	(43)	4	(2)
Other assets	(4,345)	4,159	7,507
Management fee payable to Sponsor	4,286	5,632	-
Other liabilities	10,963	5,327	(1,063)
Net cash (used in) provided by operating activities	(2,518,149)	(2,301,151)	1,359,306

Cash flows from financing activities:
Proceeds from sale of Shares	18,588,300	10,190,950	2,805,578
Redemption of Shares	(11,737,485)	(7,051,123)	(4,149,533)
Net cash provided by (used in) financing activities	6,850,815	3,139,827	(1,343,955)

Net change in cash, cash equivalents, and restricted cash	4,332,666	838,676	15,351
Cash, cash equivalents, and restricted cash, beginning of period	5,929,275	5,090,599	5,075,248
Cash, cash equivalents, and restricted cash, end of period	$10,261,941	$5,929,275	$5,090,599

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
December 31, 2018

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

Note 2 – Principal Contracts and Agreements

The Sponsor employs U.S. Bank N.A. as the Custodian for the Funds. The principal business address for U.S. Bank N.A is 1555 North Rivercenter Drive, Suite 302, Milwaukee, Wisconsin 53212. U.S. Bank N.A. is a Wisconsin state chartered bank subject to regulation by the Board of Governors of the Federal Reserve System and the Wisconsin State Banking Department. The principal address for U.S. Bancorp Fund Services, LLC doing business as U.S. Bank Global Fund Services ("Fund Services") is 615 E. Michigan Street, Milwaukee, WI 53202. In addition, effective on the Conversion Date, Fund Services, a wholly owned subsidiary of U.S. Bank, commenced serving as administrator for each Fund, performing certain administrative and accounting services and preparing certain SEC reports on behalf of the Funds, and also became the registrar and transfer agent for each Fund’s Shares. For such services, U.S. Bank and Fund Services will receive an asset based fee, subject to a minimum annual fee.

For custody services, the Funds will pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to USBFS 0.06% of average gross assets on the first $250 million, 0.05% on the next $250 million, 0.04% on the next $500 million and 0.03% on the balance over $1 billion annually. A combined minimum annual fee of up to $64,500 for custody, transfer agency, accounting and administrative services is assessed per Fund. These services are recorded in custodian fees and expenses on the statement of operations. A summary of these expenses is included below.

The Sponsor employs Foreside Fund Services, LLC (“Foreside” or the “Distributor”) as the Distributor for the Funds. The Distribution Services Agreement among the Distributor and the Sponsor calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under Financial Industry Regulatory Authority (“FINRA”) rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. These services are recorded in distribution and marketing fees on the statement of operations. A summary of these expenses is included below. Pursuant to a Consulting Services Agreement, Foreside Consulting Services, LLC, performs certain consulting support services for the Trust's Sponsor. Additionally, Foreside Distributors, LLC performs certain distribution consulting services pursuant to a Distribution Consulting Agreement with the Trust's Sponsor.

ED&F Man Capital Markets, Inc. (“ED&F Man”) serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. ED&F Man is registered as a FCM with the U.S. CFTC and is a member of the NFA. ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA. ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar and Wheat Futures Contracts ED&F Man is paid $9.00 per round turn. These expenses are recorded in brokerage commissions on the statement of operations. A summary of these expenses is included below.

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation. The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300 from the Trust. These services are recorded in business permits and licenses fees on the statement of operations. A summary of these expenses is included below.

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Amount Recognized for Custody Services	33,901	19,038	18,575
Amount of Custody Services Waived	18,786	13,246	13,118

Amount Recognized for Distribution Services	15,840	9,947	8,094
Amount of Distribution Services Waived	9,155	5,473	5,535

Amount Recognized for Brokerage Commissions	18,182	10,525	8,681
Amount of Brokerage Commissions Waived	-	-	-

Amount Recognized for Wilmington Trust	334	192	133
Amount of Wilmington Trust Waived	-	-	133

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as detailed in the Financial Accounting Standards Board’s Accounting Standards Codification.

In accordance with ASU 2016-18 issued by the FASB, for the year ended December 31, 2016, the presentation of cash and cash equivalents and restricted cash is disaggregated by line item on the statements of assets and liabilities and sum to the total amount of cash, cash equivalents, and restricted cash at the end of the corresponding period shown in the statements of cash flows. This update in presentation did not have a material impact on the financial statements and disclosures of the Fund. For the years ended December 31, 2017 and 2018, the balance of restricted cash for the Fund was $0.

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

The Sponsor adopted ASC 606, Revenue from Contracts With Customers, for the year ended December 31, 2018. The adoption did not have a material impact on the financial statements of the Trust or the Fund.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2015 to 2018, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for tax benefits as of and for the years ended December 31, 2018, 2017, and 2016. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund will recognize interest accrued related to any unrecognized tax benefits and penalties in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the years ended December 31, 2018, 2017 and 2016.

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

Cash, Cash Equivalents, and Restricted Cash

Cash equivalents are highly liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short term maturities. Each Fund that is a series of the Trust has the balance of its cash equivalents on deposit with financial institutions. The Fund holds a balance in money market funds and alternative demand deposit savings accounts that are included in cash and cash equivalents on the statement of assets and liabilities. Assets deposited with the bank may, at times, exceed federally insured limits. Effective in the first quarter 2018, the Sponsor invested a portion of the available cash for the Funds in investment grade commercial paper with durations of 90 days or less, which is classified as a cash equivalent and is not FDIC insured.

	December 31, 2018	December 31, 2017	December 31, 2016
Money Market Funds	$100	$100	$125,182
Demand Deposit Savings Accounts	$7,765,036	$5,929,221	$4,891,490
Commercial Paper	$2,497,132	$-	$-

On August 17, 2015 (the “Conversion Date”), U.S. Bank N.A. replaced The Bank of New York Mellon as the Custodian for the Funds.  Per the amended agreement between the Sponsor and The Bank of New York Mellon dated August 14, 2015, certain cash amounts for each Fund, except in the case of TAGS, are to remain at The Bank of New York Mellon until amounts for services and early termination fees are paid. The amended agreement allows for payments for such amounts owed to be made through December 31, 2017. Cash balances that were held in custody at The Bank of New York Mellon under this amended agreement are reflected as restricted cash on the financial statements of the Fund. The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the statements of assets and liabilities that sum to the total of the same such amounts shown in the statements of cash flows. As of December 31, 2017, the balance of restricted cash was $0.

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Cash and cash equivalents	$10,261,941	$5,929,275	$5,016,531
Restricted cash	$-	$-	$74,068
Total cash, cash equivalents, and restricted cash shown in the combined statements of cash flows	$10,261,941	$5,929,275	$5,090,599

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

Calculation of Net Asset Value

The Fund’s NAV is calculated by:

●
Taking the current market value of its total assets and
●
Subtracting any liabilities

The administrator, Fund Services, calculates the NAV of the Fund once each trading day. It calculates the NAV as of the earlier of the close of the NYSE or 4:00 p.m. New York time. The NAV for a particular trading day is released after 4:15 p.m. New York time.

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

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Recognized Related Party Transactions	$242,126	$109,266	$102,601
Waived Related Party Transactions	$93,112	$57,667	$71,311

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

CANE
Year Ended December 31, 2018	$268,920
Year Ended December 31, 2017	$129,334
Year Ended December 31, 2016	$148,281

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

On December 31, 2018 and 2017, in the opinion of the Trust and the Fund, the reported value of the Sugar Futures Contracts traded on the ICE fairly reflected the value of the Sugar Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the years being reported.

For the years ended December 31, 2018 and 2017, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

The FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”. These amendments refine and expand hedge accounting for both financial (e.g., interest rate) and commodity risks. Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. It also makes certain targeted improvements to simplify the application of hedge accounting guidance. The amendments are effective for public companies for fiscal years beginning after December 15, 2018. The adoption did not have any impact on the financial statements and disclosures of the Trust or the Fund.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of December 31, 2018 and December 31, 2017.

December 31, 2018

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2018
Cash Equivalents	$2,497,232	$-	$-	$2,497,232
Sugar futures contracts	233,979	-	-	233,979
Total	$2,731,211	$-	$-	$2,731,211

Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2018
Commodity Futures Contracts
Sugar futures contracts	$47,656	$-	$-	$47,656

December 31, 2017

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2017
Cash Equivalents	$100	$-	$-	$100
Sugar Futures Contracts	184,319	-	-	184,319
Total	$184,419	$-	$-	$184,419

Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2017
Sugar Futures Contracts	$67,133	$-	$-	$67,133

For the years ended December 31, 2018 and 2017, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the years ended December 31, 2018 and 2017, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of December 31, 2018 and 2017.

Offsetting of Financial Assets and Derivative Assets as of December 31, 2018

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Sugar Futures Contracts	$233,979	$-	$233,979	$ 47,656	$-	$186,323

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2018

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity Price
Sugar futures contracts	$47,656	$-	$47,656	$47,656	$-	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2017
	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Sugar Futures Contracts	$184,319	$-	$184,319	$67,133	$-	$117,186

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2017
	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity Price
Sugar Futures Contracts	$67,133	$-	$67,133	$67,133	$-	$-

The following is a summary of realized and net change in unrealized gains (losses) of the derivative instruments utilized by the Fund:

Year ended December 31, 2018

Primary Underlying Risk	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Sugar futures contracts	$(2,314,984)	$69,137

Year ended December 31, 2017
	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contacts
Commodity Price
Sugar futures contracts	$(2,435,305)	$263,581

Year ended December 31, 2016
	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contacts
Commodity Price
Sugar futures contracts	$1,967,694	$(510,451)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $12.3 million in 2018, $7.1 million in 2017, and $6.1 million in 2016.

Note 6 - Financial Highlights

The following table presents per share performance data and other supplemental financial data for the years ended December 31, 2018, 2017 and 2016. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Year ended	Year ended	Year ended
	December 31, 2018	December 31, 2017	December 31, 2016
Per Share Operation Performance
Net asset value at beginning of period	$9.79	$12.97	$10.02
Income (loss) from investment operations:
Investment income	0.15	0.12	0.06
Net realized and unrealized (loss) gain on commodity futures contracts	(2.60)	(3.01)	3.17
Total expenses, net	(0.27)	(0.29)	(0.28)
Net (decrease) increase in net asset value	$(2.72)	$(3.18)	$2.95
Net asset value at end of period	7.07	9.79	12.97
Total Return	(27.78)%	(24.52)%	29.44%
Ratios to Average Net Assets (Annualized)
Total expenses	5.80%	4.62%	4.72%
Total expenses, net	3.60%	2.79%	2.29%
Net investment loss	(1.56)%	(1.68)%	(1.77)%

The financial highlights per share data are calculated consistent with the methodology used to calculate asset-based fees and expenses.

Note 7 – Quarterly Financial Data (Unaudited)

The following summarized quarterly financial information presents the results of operations for the Teucrium Sugar Fund and other data for three-month periods ended March 31, June 30, September 30 and December 31, 2018 and 2017.

	Three months ended	Three months ended	Three months ended	Three months ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Total Income (Loss)	$(1,127,935)	$(689,717)	$(1,857,077)	$1,678,297
Total Expenses	141,974	182,157	213,470	170,674
Total Expenses, net	61,284	115,948	142,099	120,024
Net Income (Loss)	(1,189,219)	(805,665)	(1,999,176)	1,558,273
Net Income (Loss) per share	$(1.50)	$(0.67)	$(0.99)	$0.44

	Three months ended	Three months ended	Three months ended	Three months ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Total Income (Loss)	$(572,243)	$(1,575,978)	$(120,913)	$176,299
Total Expenses	49,635	79,000	102,485	95,467
Total Expenses, net	36,557	53,714	57,299	49,683
Net Income (Loss)	(608,800)	(1,629,692)	(178,212)	126,616
Net Income (Loss) per share	$(1.18)	$(2.15)	$(0.21)	$0.36

Note 8 - Organizational and Offering Costs

Expenses incurred in organizing of the Trust and the initial offering of the Shares of the Fund, including applicable SEC registration fees, were borne directly by the Sponsor. The Fund is not obligated to reimburse these costs to the Sponsor.

Note 9 – Subsequent Events

Management has evaluated the financial statements for the year ended December 31, 2018 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than those noted below:

On February 1, 2019, the Sponsor elected to invest a portion of the amount of funds required to be on deposit as initial margin for corn futures contracts in U.S. Treasury obligations with time to maturity of 90 days or less. The obligations are purchased and held through the FCM.

Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of
     Teucrium Wheat Fund

Opinion on the financial statements
We have audited the accompanying statements of assets and liabilities of Teucrium Wheat Fund (the “Fund”), including the schedules of investments, as of December 31, 2018 and 2017, the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Fund’s internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 15, 2019 expressed an unqualified opinion.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Fund’s auditor since 2014.

New York, New York
March 15, 2019

Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of
     Teucrium Wheat Fund

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Teucrium Wheat Fund (the “Fund”) as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the financial statements of the Fund as of and for the year ended December 31, 2018, and our report dated March 15, 2019 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

New York, New York
March 15, 2019

TEUCRIUM WHEAT FUND
STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2018	December 31, 2017

Assets
Cash and cash equivalents	$63,300,447	$58,932,231
Interest receivable	7	111
Other assets	13,454	1,861
Equity in trading accounts:
Commodity futures contracts	-	604,475
Due from broker	5,867,925	5,166,254
Total equity in trading accounts	5,867,925	5,770,729
Total assets	69,181,833	64,704,932

Liabilities
Management fee payable to Sponsor	48,550	51,974
Payable for Purchases of Commercial Paper	9,969,591	-
Other liabilities	28,419	36,414
Equity in trading accounts:
Commodity futures contracts	3,985,400	3,200,525
Total liabilities	14,031,960	3,288,913

Net assets	$55,149,873	$61,416,019

Shares outstanding	9,275,004	10,250,004

Net asset value per share	$5.95	$5.99

Market value per share	$5.93	$6.00

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND
SCHEDULE OF INVESTMENTS
December 31, 2018

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio (cost $100)	$100	0.00%	100

			Principal Amount
Commercial Paper
CNH Industrial Capital LLC 2.62% (cost: $2,484,833 due 1/10/2019)	$2,498,375	4.53%	2,500,000
Enable Midstream Partners, LP 2.75% (cost: $2,491,469 due 1/10/2019)	2,498,294	4.53	2,500,000
Enable Midstream Partners, LP 3.04% (cost: $4,962,425 due 2/28/2019)	4,975,785	9.02	5,000,000
Energy Transfer Operating, L.P. 3.10% (cost: $7,481,452 due 1/31/2019)	7,481,452	13.57	7,500,000
Ford Motor Credit Company LLC 2.63% (cost: $2,483,750 due 1/3/2019)	2,499,639	4.53	2,500,000
Ford Motor Credit Company LLC 2.68% (cost: $2,483,806 due 1/18/2019)	2,496,872	4.53	2,500,000
Ford Motor Credit Company LLC 2.81% (cost: $2,483,783 due 2/6/2019)	2,493,050	4.52	2,500,000
General Motors Financial Company, Inc. 2.83% (cost: $2,488,139 due 3/5/2019)	2,488,139	4.51	2,500,000
Humana Inc. 2.91% (cost: $2,484,600 due 2/11/2019)	2,491,800	4.52	2,500,000
Royal Caribbean Cruises Ltd. 2.73% (cost: $4,988,709 due 1/2/2019)	4,999,618	9.07	5,000,000
Royal Caribbean Cruises Ltd. 2.77% (cost: $2,494,462 due 1/2/2019)	2,499,809	4.53	2,500,000
Total Commercial Paper (cost: $37,327,428)	37,422,833	67.86%
Total Cash Equivalents	$37,422,933	67.86%

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures MAY19 (756 contracts)	$1,367,838	2.48%	$19,296,900
CBOT wheat futures JUL19 (637 contracts)	544,812	0.99	16,514,225
CBOT wheat futures DEC19 (713 contracts)	2,072,750	3.76	19,340,125
Total commodity futures contracts	$3,985,400	7.23%	$55,151,250

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

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures JUL18 (813 contracts)	$604,475	0.98%	$18,424,613

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures MAY18 (976 contracts)	$1,182,225	1.92%	$21,484,200
CBOT wheat futures DEC18 (893 contracts)	2,018,300	3.29	21,521,300
Total commodity futures contracts	$3,200,525	5.21%	$43,005,500

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND
STATEMENTS OF OPERATIONS
	Year ended	Year ended	Year ended
	December 31, 2018	December 31, 2017	December 31, 2016
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$2,502,112	$(5,305,113)	$(9,631,400)
Net change in unrealized (depreciation) or appreciation on commodity futures contracts	(1,389,350)	1,325,538	(1,997,125)
Interest income	1,343,227	745,357	231,598
Total income (loss)	2,455,989	(3,234,218)	(11,396,927)

Expenses
Management fees	648,593	654,207	415,147
Professional fees	575,124	585,774	319,007
Distribution and marketing fees	1,094,984	1,070,569	777,708
Custodian fees and expenses	125,550	143,071	120,829
Business permits and licenses fees	20,759	20,733	39,116
General and administrative expenses	103,842	107,357	91,644
Brokerage commissions	63,679	59,520	48,209
Other expenses	42,950	37,382	42,922
Total expenses	2,675,481	2,678,613	1,854,582

Expenses waived by the Sponsor	(234,736)	(323,244)	(140,028)

Total expenses, net	2,440,745	2,355,369	1,714,554

Net income (loss)	$15,244	$(5,589,587)	$(13,111,481)

Net loss per share	$(0.04)	$(0.90)	$(2.26)
Net loss per weighted average share	$0.00	$(0.58)	$(2.45)
Weighted average shares outstanding	10,111,031	9,594,936	5,340,851

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND
STATEMENTS OF CHANGES IN NET ASSETS
	Year ended	Year ended	Year ended
	December 31, 2018	December 31, 2017	December 31, 2016
Operations
Net income (loss)	$15,244	$(5,589,587)	$(13,111,481)
Capital transactions
Issuance of Shares	12,997,590	35,809,657	51,690,600
Redemption of Shares	(19,278,980)	(31,148,810)	(2,763,620)
Total capital transactions	(6,281,390)	4,660,847	48,926,980
Net change in net assets	(6,266,146)	(928,740)	35,815,499

Net assets, beginning of period	$61,416,019	$62,344,759	$26,529,260

Net assets, end of period	$55,149,873	$61,416,019	$62,344,759

Net asset value per share at beginning of period	$5.99	$6.89	$9.15

Net asset value per share at end of period	$5.95	$5.99	$6.89

Creation of Shares	2,000,000	5,375,000	6,475,000
Redemption of Shares	2,975,000	4,175,000	325,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND
STATEMENTS OF CASH FLOWS

	Year ended	Year ended	Year ended
	December 31, 2018	December 31, 2017	December 31, 2016
Cash flows from operating activities:
Net income (loss)	$15,244	$(5,589,587)	$(13,111,481)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized depreciation or (appreciation) on commodity futures contracts	1,389,350	(1,325,538)	1,997,125
Changes in operating assets and liabilities:
Due from broker	(701,671)	2,215,452	(3,660,318)
Interest receivable	104	168	17
Other assets	(11,593)	5,776	145,927
Management fee payable to Sponsor	(3,424)	(171)	28,919
Payable for Purchases of Commercial Paper	9,969,591	-	-
Other liabilities	(7,995)	33,373	3,041
Net cash provided by (used in) operating activities	10,649,606	(4,660,527)	(14,596,770)

Cash flows from financing activities:
Proceeds from sale of Shares	12,997,590	35,809,657	51,690,600
Redemption of Shares	(19,278,980)	(31,148,810)	(2,763,620)
Net cash (used in) provided by financing activities	(6,281,390)	4,660,847	48,926,980

Net change in cash and cash equivalents	4,368,216	320	34,330,210
Cash and cash equivalents, beginning of period	58,932,231	58,931,911	24,601,701
Cash and cash equivalents, end of period	$63,300,447	$58,932,231	$58,931,911

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
December 31, 2018

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

Note 2 – Principal Contracts and Agreements

The Sponsor employs U.S. Bank N.A. as the Custodian for the Funds. The principal business address for U.S. Bank N.A is 1555 North Rivercenter Drive, Suite 302, Milwaukee, Wisconsin 53212. U.S. Bank N.A. is a Wisconsin state chartered bank subject to regulation by the Board of Governors of the Federal Reserve System and the Wisconsin State Banking Department. The principal address for U.S. Bancorp Fund Services, LLC doing business as U.S. Bank Global Fund Services ("Fund Services") is 615 E. Michigan Street, Milwaukee, WI 53202. In addition, effective on the Conversion Date, Fund Services, a wholly owned subsidiary of U.S. Bank, commenced serving as administrator for each Fund, performing certain administrative and accounting services and preparing certain SEC reports on behalf of the Funds, and also became the registrar and transfer agent for each Fund’s Shares. For such services, U.S. Bank and Fund Services will receive an asset based fee, subject to a minimum annual fee.

For custody services, the Funds will pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to USBFS 0.06% of average gross assets on the first $250 million, 0.05% on the next $250 million, 0.04% on the next $500 million and 0.03% on the balance over $1 billion annually. A combined minimum annual fee of up to $64,500 for custody, transfer agency, accounting and administrative services is assessed per Fund. These services are recorded in custodian fees and expenses on the statement of operations. A summary of these expenses is included below.

 The Sponsor employs Foreside Fund Services, LLC (“Foreside” or the “Distributor”) as the Distributor for the Funds. The Distribution Services Agreement among the Distributor and the Sponsor calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under Financial Industry Regulatory Authority (“FINRA”) rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. These services are recorded in distribution and marketing fees on the statement of operations. A summary of these expenses is included below. Pursuant to a Consulting Services Agreement, Foreside Consulting Services, LLC, performs certain consulting support services for the Trust's Sponsor. Additionally, Foreside Distributors, LLC performs certain distribution consulting services pursuant to a Distribution Consulting Agreement with the Trust's Sponsor.

ED&F Man Capital Markets, Inc. (“ED&F Man”) serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. ED&F Man is registered as a FCM with the U.S. CFTC and is a member of the NFA. ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA. ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar and Wheat Futures Contracts ED&F Man is paid $9.00 per round turn. These expenses are recorded in brokerage commissions on the statement of operations. A summary of these expenses is included below.

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation. The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300 from the Trust. These services are recorded in business permits and licenses fees on the statement of operations. A summary of these expenses is included below.

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Amount Recognized for Custody Services	125,550	143,071	120,829
Amount of Custody Services Waived	31,513	12,241	2,000

Amount Recognized for Distribution Services	62,031	75,469	48,516
Amount of Distribution Services Waived	9,354	14,910	570

Amount Recognized for Brokerage Commissions	63,678	59,520	48,209
Amount of Brokerage Commissions Waived	-	-	-

Amount Recognized for Wilmington Trust	967	1,349	1,078
Amount of Wilmington Trust Waived	-	-	1,078

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

The Sponsor adopted ASC 606, Revenue from Contracts With Customers, for the year ended December 31, 2018. The adoption did not have a material impact on the financial statements of the Trust or the Fund.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on the trade date and on a full-turn basis.

Income Taxes

For United States federal income tax purposes, the Fund will be treated as a partnership. The Fund does not record a provision for income taxes because the shareholders report their share of the Fund’s income or loss on their income tax returns. The financial statements reflect the Fund’s transactions without adjustment, if any, required for income tax purposes

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2015 to 2018, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of and for the years ended December 31, 2018, 2017, and 2016. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund will recognize interest accrued related to any unrecognized tax benefits and penalties in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the years ended December 31, 2018, 2017 and 2016.

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

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statement of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short term maturities. Each Fund that is a series of the Trust has the balance of its cash equivalents on deposit with financial institutions. The Fund holds a balance in money market funds and alternative demand deposit savings accounts that are included in cash and cash equivalents on the statement of assets and liabilities. Assets deposited with the bank may, at times, exceed federally insured limits. Effective in the fourth quarter 2017, the Sponsor invested a portion of the available cash for the Funds in investment grade commercial paper with durations of 90 days or less, which is classified as a cash equivalent and is not FDIC insured.

	December 31, 2018	December 31, 2017	December 31, 2016
Money Market Funds	$100	$170	$406,927
Demand Deposit Savings Accounts	$25,878,573	$33,967,053	$58,526,678
Commercial Paper	$37,422,833	$24,964,873	$-

Payable for Purchases of Commercial Paper

The amount recorded by the Fund for commercial paper transactions awaiting settlement, which represents the amount payable for contracts purchased but not yet settled as of the reporting date. The value of the contract is included in cash and cash equivalents, and the payable amount is included as a liability.

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

Calculation of Net Asset Value

The Fund’s NAV is calculated by:

●
Taking the current market value of its total assets and
●
Subtracting any liabilities

The administrator, Fund Services, calculates the NAV of the Fund once each trading day. It calculates the NAV as of the earlier of the close of the NYSE or 4:00 p.m. New York time. The NAV for a particular trading day is released after 4:15 p.m. New York time.

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

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Recognized Related Party Transactions	$966,288	$893,340	$602,637
Waived Related Party Transactions	$99,345	$125,219	$87,767

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

WEAT
Year Ended December 31, 2018	$234,736
Year Ended December 31, 2017	$323,244
Year Ended December 31, 2016	$140,028

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

On December 31, 2018 and 2017, in the opinion of the Trust and the Fund, the reported value of the Wheat Futures Contracts traded on the CBOT fairly reflected the value of the Wheat Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the years being reported.

For the years ended December 31, 2018 and 2017, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

The FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”. These amendments refine and expand hedge accounting for both financial (e.g., interest rate) and commodity risks. Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. It also makes certain targeted improvements to simplify the application of hedge accounting guidance. The amendments are effective for public companies for fiscal years beginning after December 15, 2018. The adoption did not have any impact on the financial statements and disclosures of the Trust or the Fund.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of December 31, 2018 and December 31, 2017:

December 31, 2018

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2018
Cash Equivalents	$37,422,933	$-	$-	$37,422,933

Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2018
Wheat Futures contracts	$3,985,400	$-	$-	$3,985,400

December 31, 2017

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2017
Cash Equivalents	$24,965,043	$-	$-	$24,965,043
Wheat Futures contracts	604,475	-	-	604,475
Total	$25,569,518	$-	$-	$25,569,518

Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2017
Wheat Futures contracts	$3,200,525	$-	$-	$3,200,525

For the years ended December 31, 2018 and 2017, the Fund did not have any transfers between any of the level of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the years ended December 31, 2018 and 2017, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of December 31, 2018 and 2017.

  Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2018

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity Price
Wheat futures contracts	$3,985,400	$-	$3,985,400	$-	$3,985,400	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2017
	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Wheat Futures Contracts	$604,475	$-	$604,475	$604,475	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2017
	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity Price
Wheat Futures Contracts	$3,200,525	$-	$3,200,525	$604,475	$2,596,050	$-

The following is a summary of realized and net change in unrealized gains (losses) of the derivative instruments utilized by the Fund:

Year ended December 31, 2018

Primary Underlying Risk	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Wheat futures contracts	$2,502,112	$(1,389,350)

Year ended December 31, 2017
		Net Change in Unrealized
	Realized Loss on	Appreciation on
	Commodity Futures Contracts	Commodity Futures Contacts
Commodity Price
Wheat futures contracts	$(5,305,113)	$1,325,538

Year ended December 31, 2016
		Net Change in Unrealized
	Realized Loss on	Depreciation on
	Commodity Futures Contracts	Commodity Futures Contacts
Commodity Price
Wheat futures contracts	$(9,631,400)	$(1,997,125)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $65.0 million in 2018, $66.0 million in 2017, and $42.5 million in 2016.

Note 6 – Financial Highlights

The following table presents per share performance data and other supplemental financial data for the years ended December 31, 2018, 2017 and 2016. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.
	Year ended	Year ended	Year ended
	December 31, 2018	December 31, 2017	December 31, 2016
Per Share Operation Performance
Net asset value at beginning of period	$5.99	$6.89	$9.15
Income (loss) from investment operations:
Investment income	0.13	0.08	0.04
Net realized and unrealized gain (loss) on commodity futures contracts	0.07	(0.73)	(1.98)
Total expenses, net	(0.24)	(0.25)	(0.32)
Net decrease in net asset value	(0.04)	(0.90)	(2.26)
Net asset value at end of period	$5.95	$5.99	$6.89
Total Return	(0.67)%	(13.06)%	(24.70)%
Ratios to Average Net Assets (Annualized)
Total expenses	4.13%	4.09%	4.47%
Total expenses, net	3.76%	3.60%	4.13%
Net investment loss	(1.69)%	(2.46)%	(3.57)%

The financial highlights per share data are calculated consistent with the methodology used to calculate asset-based fees and expenses

Note 7 – Quarterly Financial Data (Unaudited)

The following summarized quarterly financial information presents the results of operations for the Teucrium Wheat Fund and other data for three-month periods ended March 31, June 30, September 30 and December 31, 2018 and 2017.

	Three months ended	Three months ended	Three months ended	Three months ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Total Income (Loss)	$2,696,228	$2,560,956	$(533,797)	$(2,267,398)
Total Expenses	656,128	772,566	679,205	567,581
Total Expenses, net	632,359	651,551	635,374	521,460
Net Income (Loss)	2,063,869	1,909,405	(1,169,171)	(2,788,858)
Net Income (Loss) per share	$0.20	$0.18	$(0.13)	$(0.29)

	Three months ended	Three months ended	Three months ended	Three months ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Total Income (Loss)	$924,694	$10,004,367	$(8,961,538)	$(5,201,741)
Total Expenses	594,271	615,698	714,365	754,279
Total Expenses, net	594,271	615,698	608,423	536,977
Net Income (Loss)	330,423	9,388,669	(9,569,961)	(5,738,718)
Net Income (Loss) per share	$0.04	$0.91	$(1.27)	$(0.58)

Note 8 – Organizational and Offering Costs

Expenses incurred in organizing of the Trust and the initial offering of the Shares of the Fund, including applicable SEC registration fees, were borne directly by the Sponsor. The Fund is not obligated to reimburse these costs to the Sponsor.

Note 9 – Subsequent Events

Management has evaluated the financial statements for the year ended December 31, 2018 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than those noted below:

On February 1, 2019, the Sponsor elected to invest a portion of the amount of funds required to be on deposit as initial margin for corn futures contracts in U.S. Treasury obligations with time to maturity of 90 days or less. The obligations are purchased and held through the FCM.

Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of
     Teucrium Agricultural Fund

Opinion on the financial statements
We have audited the accompanying statements of assets and liabilities of Teucrium Agricultural Fund (the “Fund”), including the schedules of investments, as of December 31, 2018 and 2017, the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Fund’s internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 15, 2019 expressed an unqualified opinion.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Fund’s auditor since 2014.

New York, New York
March 15, 2019

 Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of
     Teucrium Agricultural Fund

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Teucrium Agricultural Fund (the “Fund”) as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the financial statements of the Fund as of and for the year ended December 31, 2018, and our report dated March 15, 2019 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

New York, New York
March 15, 2019

TEUCRIUM AGRICULTURAL FUND
STATEMENTS OF ASSETS AND LIABILITIES
	December 31, 2018	December 31, 2017

Assets
Cash equivalents	$2,862	$2,474
Interest receivable	5	2
Equity in trading accounts:
Investments in securities, at fair value (cost $2,021,172 and $1,790,621 as of December 31, 2018 and December 31, 2017, respectively)	1,523,286	1,136,120
Total assets	1,526,153	1,138,596

Liabilities
Other liabilities	1,393	957

Net assets	$1,524,760	$1,137,639

Shares outstanding	75,002	50,002

Net asset value per share	$20.33	$22.75

Market value per share	$20.53	$22.10

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND
SCHEDULE OF INVESTMENTS
December 31, 2018

Description: Assets	Fair Value	Percentage of Net Assets	Shares

Exchange-traded funds
Teucrium Corn Fund	$383,506	25.15%	23,808
Teucrium Soybean Fund	381,970	25.05	23,581
Teucrium Sugar Fund	374,067	24.53	52,924
Teucrium Wheat Fund	383,743	25.17	64,537
Total exchange-traded funds (cost: $2,021,172)	$1,523,286	99.90%

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio (cost $2,862)	$2,862	0.19%	2,862

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND
SCHEDULE OF INVESTMENTS
December 31, 2017

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Exchange-traded funds
Teucrium Corn Fund	$287,376	25.26%	17,158
Teucrium Soybean Fund	273,664	24.06	15,331
Teucrium Sugar Fund	289,049	25.41	29,524
Teucrium Wheat Fund	286,031	25.14	47,737
Total exchange-traded funds (cost $1,790,621)	$1,136,120	99.87%

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio (cost $2,474)	$2,474	0.22%	2,474

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND
STATEMENTS OF OPERATIONS

	Year ended	Year ended	Year ended
	December 31, 2018	December 31, 2017	December 31, 2016
Income
Realized and unrealized gain (loss) on trading of securities:
Realized loss on securities	$(341,548)	$(238,398)	$(87,644)
Net change in unrealized appreciation on securities	156,615	65,864	81,413
Interest income	51	14	11
Total loss	(184,882)	(172,520)	(6,220)

Expenses
Professional fees	16,709	15,175	12,160
Distribution and marketing fees	21,061	14,657	15,738
Custodian fees and expenses	2,554	2,090	2,566
Business permits and licenses fees	12,238	12,195	12,141
General and administrative expenses	2,074	1,739	1,873
Brokerage commissions	-	-	223
Other expenses	834	625	558
Total expenses	55,470	46,481	45,259

Expenses waived by the Sponsor	(48,366)	(40,270)	(38,459)

Total expenses, net	7,104	6,211	6,800

Net loss	$(191,986)	$(178,731)	$(13,020)

Net loss per share	$(2.42)	$(3.58)	$(0.26)
Net loss per weighted average share	$(2.82)	$(3.57)	$(0.26)
Weighted average shares outstanding	68,153	50,002	50,002

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND
STATEMENTS OF CHANGES IN NET ASSETS

	Year ended	Year ended	Year ended
	December 31, 2018	December 31, 2017	December 31, 2016
Operations
Net loss	$(191,986)	$(178,731)	$(13,020)
Capital transactions
Issuance of Shares	579,107	-	-
Total capital transactions	579,107		-
Net change in net assets	387,121	(178,731)	(13,020)

Net assets, beginning of period	$1,137,639	$1,316,370	$1,329,390

Net assets, end of period	$1,524,760	$1,137,639	$1,316,370

Net asset value per share at beginning of period	$22.75	$26.33	$26.59

Net asset value per share at end of period	$20.33	$22.75	$26.33

Creation of Shares	25,000	-	-
Redemption of Shares	-	-	-

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND
STATEMENTS OF CASH FLOWS

	Year ended	Year ended	Year ended
	December 31, 2018	December 31, 2017	December 31, 2016
Cash flows from operating activities:
Net loss	$(191,986)	$(178,731)	$(13,020)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Net change in unrealized (appreciation) on securities	(156,615)	(65,864)	(81,413)
Changes in operating assets and liabilities:
Net sale of investments in securities	(230,551)	243,298	92,460
Interest receivable	(3)	(1)	(1)
Other assets	-	508	2,466
Other liabilities	436	904	53
Net cash (used in) provided by operating activities	(578,719)	114	545

Cash flows from financing activities:
Proceeds from sale of Shares	579,107	-	-
Net cash provided by financing activities	579,107	-	-

Net change in cash equivalents	388	114	545
Cash equivalents, beginning of period	2,474	2,360	1,815
Cash equivalents, end of period	$2,862	$2,474	$2,360

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
December 31, 2018

Note 1 — Organization and Business

Teucrium Agricultural Fund (referred to herein as “TAGS” or the “Fund”) is a series of Teucrium Commodity Trust (“Trust”), a Delaware statutory trust organized on September 11, 2009. The Fund operates pursuant to the Trust’s Third Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”). The Fund was formed on March 29, 2011 and is managed and controlled by Teucrium Trading, LLC (the “Sponsor”). The Sponsor is a limited liability company formed in Delaware on July 28, 2009 that is registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association (“NFA”). The Sponsor registered as a Commodity Trading Advisor ("CTA") with the NFA effective September 8, 2017.

On April 22, 2011, a registration statement was filed with the Securities and Exchange Commission (“SEC”). On February 10, 2012, the Fund’s initial registration of 5,000,000 shares on Form S-1 was declared effective by the SEC. On March 28, 2012, the Fund listed its shares on the NYSE Arca under the ticker symbol “TAGS.” On the business day prior to that, the Fund issued 300,000 shares in exchange for $15,000,000 at the Fund’s initial NAV of $50 per share. The Fund also commenced investment operations on March 28, 2012 by purchasing shares of the Underlying Funds. On December 31, 2011, the Fund had two shares outstanding, which were owned by the Sponsor. On April 30, 2018, a subsequent registration statement for TAGS was declared effective by the SEC.

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

Note 2 – Principal Contracts and Agreements

The Sponsor employs U.S. Bank N.A. as the Custodian for the Funds. The principal business address for U.S. Bank N.A is 1555 North Rivercenter Drive, Suite 302, Milwaukee, Wisconsin 53212. U.S. Bank N.A. is a Wisconsin state chartered bank subject to regulation by the Board of Governors of the Federal Reserve System and the Wisconsin State Banking Department. The principal address for U.S. Bancorp Fund Services, LLC doing business as U.S. Bank Global Fund Services ("Fund Services") is 615 E. Michigan Street, Milwaukee, WI 53202. In addition, effective on the Conversion Date, Fund Services, a wholly owned subsidiary of U.S. Bank, commenced serving as administrator for each Fund, performing certain administrative and accounting services and preparing certain SEC reports on behalf of the Funds, and also became the registrar and transfer agent for each Fund’s Shares. For such services, U.S. Bank and Fund Services will receive an asset based fee, subject to a minimum annual fee.

For custody services, the Funds will pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to USBFS 0.06% of average gross assets on the first $250 million, 0.05% on the next $250 million, 0.04% on the next $500 million and 0.03% on the balance over $1 billion annually. A combined minimum annual fee of up to $64,500 for custody, transfer agency, accounting and administrative services is assessed per Fund. These services are recorded in custodian fees and expenses on the statement of operations. A summary of these expenses is included below.

The Sponsor employs Foreside Fund Services, LLC (“Foreside” or the “Distributor”) as the Distributor for the Funds. The Distribution Services Agreement among the Distributor and the Sponsor calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under Financial Industry Regulatory Authority (“FINRA”) rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. These services are recorded in distribution and marketing fees on the statement of operations. A summary of these expenses is included below. Pursuant to a Consulting Services Agreement, Foreside Consulting Services, LLC, performs certain consulting support services for the Trust's Sponsor. Additionally, Foreside Distributors, LLC performs certain distribution consulting services pursuant to a Distribution Consulting Agreement with the Trust's Sponsor.

ED&F Man Capital Markets, Inc. (“ED&F Man”) serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. ED&F Man is registered as a FCM with the U.S. CFTC and is a member of the NFA. ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA. ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar and Wheat Futures Contracts ED&F Man is paid $9.00 per round turn. These expenses are recorded in brokerage commissions on the statement of operations. A summary of these expenses is included below.

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation. The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300 from the Trust. These services are recorded in business permits and licenses fees on the statement of operations. A summary of these expenses is included below.

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Amount Recognized for Custody Services	2,554	2,090	2,566
Amount of Custody Services Waived	2,425	1,796	2,175

Amount Recognized for Distribution Services	1,207	1,032	1,119
Amount of Distribution Services Waived	1,130	682	931

Amount Recognized for Brokerage Commissions	-	-	223
Amount of Brokerage Commissions Waived	-	-	-

Amount Recognized for Wilmington Trust	24	16	21
Amount of Wilmington Trust Waived	24	-	21

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

The Sponsor adopted ASC 606, Revenue from Contracts With Customers, for the year ended December 31, 2018. The adoption did not have a material impact on the financial statements of the Trust or the Fund.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2015 to 2018, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. This policy has been applied to all existing tax positions upon the Fund’s initial adoption. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of and for the years ended December 31, 2018, 2017, and 2016. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund will recognize interest accrued related to any unrecognized tax benefits and penalties in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the years ended December 31, 2018, 2017 and 2016.

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

Cash Equivalents

Cash equivalents are highly-liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has these balances of its cash equivalents on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits. TAGS had a balance of $2,862 and $2,474 in money market funds at December 31, 2018 and December 31, 2017, respectively; these balances are included in cash equivalents on the statements of assets and liabilities.

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

Calculation of Net Asset Value

The Fund’s NAV is calculated by:

●
Taking the current market value of its total assets and
●
Subtracting any liabilities

The administrator, Fund Services, will calculate the NAV of the Fund once each trading day. It will calculate the NAV as of the earlier of the close of the New York Stock Exchange or 4:00 p.m. New York time. The NAV for a particular trading day will be released after 4:15 p.m. New York time.

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

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Recognized Related Party Transactions	$18,186	$12,512	$14,004
Waived Related Party Transactions	$13,526	$9,438	$11,975

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

TAGS
Year Ended December 31, 2018	$48,366
Year Ended December 31, 2017	$40,270
Year Ended December 31, 2016	$38,459

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

The FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”. These amendments refine and expand hedge accounting for both financial (e.g., interest rate) and commodity risks. Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. It also makes certain targeted improvements to simplify the application of hedge accounting guidance. The amendments are effective for public companies for fiscal years beginning after December 15, 2018. The adoption did not have any impact on the financial statements and disclosures of the Trust or the Fund.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of December 31, 2018 and December 31, 2017:

December 31, 2018

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2018
Exchange Traded Funds	$1,523,286	$-	$-	$1,523,286
Cash Equivalents	$2,862	$-	$-	$2,862
Total	$1,526,148	$-	$-	$1,526,148

December 31, 2017
Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2017
Exchange Traded Funds	$1,136,120	$-	$-	$1,136,120
Cash Equivalents	2,474	-	-	2,474
Total	$1,138,594	$-	$-	$1,138,594

For the years ended December 31, 2018 and 2017, the Fund did not have any transfers between any of the level of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 - Financial Highlights

The following table presents per share performance data and other supplemental financial data for the years ended December 31, 2018, 2017 and 2016. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Year ended	Year ended	Year ended
	December 31, 2018	December 31, 2017	December 31, 2016
Per Share Operation Performance
Net asset value at beginning of period	$22.75	$26.33	$26.59
Income (loss) from investment operations:
Net realized and unrealized loss on investment transactions	(2.32)	(3.46)	(0.12)
Total expenses, net	(0.10)	(0.12)	(0.14)
Net decrease in net asset value	(2.42)	(3.58)	(0.26)
Net asset value at end of period	$20.33	$22.75	$26.33
Total Return	(10.64)%	(13.60)%	(0.98)%
Ratios to Average Net Assets (Annualized)
Total expenses	3.77%	3.74%	3.33%
Total expenses, net	0.48%	0.50%	0.50%
Net investment loss	(0.48)%	(0.50)%	(0.50)%
 The financial highlights per share data are calculated consistent with the methodology used to calculate asset-based fees and expenses.

Note 6 – Quarterly Financial Data (Unaudited)

The following summarized quarterly financial information presents the results of operations for the Teucrium Agricultural Fund and other data for three-month periods ended March 31, June 30, September 30 and December 31, 2018 and 2017.

	Three months ended	Three months ended	Three months ended	Three months ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Total Income (Loss)	$3,444	$(133,431)	$(80,986)	$26,092
Total Expenses	18,629	12,096	10,539	14,207
Total Expenses, net	1,414	2,010	1,911	1,770
Net Income (Loss)	2,030	(135,441)	(82,897)	24,322
Net Income (Loss) per share	$0.04	$(1.68)	$(1.10)	$0.32

	Three months ended March 31, 2017	Three months ended June 30, 2017	Three months ended September 30, 2017	Three months ended December 31, 2017
Total Loss	$(39,152)	$(19,522)	$(76,451)	$(37,395)
Total Expenses	23,355	7,036	7,525	8,565
Total Expenses, net	1,672	1,547	1,538	1,454
Net Loss	(40,824)	(21,069)	(77,989)	(38,849)
Net Loss per share	$(0.82)	$(0.42)	$(1.56)	$(0.78)

Note 7 – Organizational and Offering Costs

Expenses incurred in organizing of the Trust and the initial offering of the Shares of the Fund, including applicable SEC registration fees, were borne directly by the Sponsor. The Fund is not obligated to reimburse these costs to the Sponsor.

Note 8 – Subsequent Events

Management has evaluated the financial statements for the year ended December 31, 2018 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Teucrium Commodity Trust (Registrant)

By:	Teucrium Trading, LLC
its Sponsor

By:	/s/ Sal Gilbertie
Name:	Sal Gilbertie
Title:	Chief Executive Officer

By:	/s/ Cory Mullen-Rusin
Name:	Cory Mullen-Rusin
Chief Financial Officer

Date: March 15, 2019