Form 10-Q
period 2019-03-31
Teucrium Commodity Trust
filed 2019-05-10
CIK 1471824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2019.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to ..

Commission File Number: 001-34765

Teucrium Commodity Trust
(Exact name of registrant as specified in its charter)

Delaware	27-0724963
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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
☐   Yes ☒   No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Total Number of Outstanding Shares as of May 8, 2019
Teucrium Corn Fund	4,050,004
Teucrium Sugar Fund	1,500,004
Teucrium Soybean Fund	1,750,004
Teucrium Wheat Fund	10,625,004
Teucrium Agricultural Fund	75,002

TEUCRIUM COMMODITY TRUST

Part I. FINANCIAL INFORMATION
 Item 1. Financial Statements.

TEUCRIUM COMMODITY TRUST
 COMBINED STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Cash and cash equivalents	$145,424,744	$159,250,322
Interest receivable	23	113
Other assets	372,876	24,455
Equity in trading accounts:
Commodity futures contracts	917,949	569,742
Due from broker	7,944,692	10,972,275
Total equity in trading accounts	8,862,641	11,542,017
Total assets	$154,660,284	$170,816,907

Liabilities
Management fee payable to Sponsor	123,065	135,263
Payable for purchases of commercial paper	-	14,951,548
Other liabilities	122,462	109,342
Equity in trading accounts:
Commodity futures contracts	10,394,532	5,369,594
Due to broker	77,840	-
Total equity in trading accounts	10,472,372	5,369,594
Total liabilities	10,717,899	20,565,747

Net Assets	$143,942,385	$150,251,160

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST
 COMBINED SCHEDULE OF INVESTMENTS
March 31, 2019
(Unaudited)
Description: Assets	Fair Value	Percentage of Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio (cost $3,343)	$3,343	0.00%	3,343

			Principal Amount
U.S. Treasury Obligations
U.S. Treasury Bills 2.41% (cost: $5,756,584 due 4/25/2019) (a) (b)	$5,758,868	4.00%	5,768,000

Commercial Paper
Enable Midstream Partners, LP 3.03% (cost: $2,483,542 due 6/5/2019)	$2,486,459	1.73%	2,500,000
Enable Midstream Partners, LP 2.87% (cost: $4,990,896 due 4/3/2019)	4,999,208	3.47	5,000,000
Enable Midstream Partners, LP 2.95% (cost: $4,965,529 due 5/29/2019)	4,976,479	3.46	5,000,000
General Motors Financial Company, Inc. 2.88% (cost: $4,976,250 due 4/12/2019)	4,995,646	3.47	5,000,000
General Motors Financial Company, Inc. 2.98% (cost: $4,963,534 due 5/15/2019)	4,981,972	3.46	5,000,000
Glencore Funding LLC 2.90% (cost: $9,965,720 due 4/12/2019)	9,991,230	6.94	10,000,000
Glencore Funding LLC 2.88% (cost: $4,985,133 due 4/8/2019)	4,998,412	3.47	5,000,000
Glencore Funding LLC 2.93% (cost: $4,981,876 due 4/26/2019)	4,989,930	3.47	5,000,000
Walgreens Boots Alliance, Inc. 2.98% (cost: $9,927,888 due 4/8/2019)	9,994,264	6.94	10,000,000
WGL Holdings, Inc. 2.93% (cost: $7,487,269 due 4/2/2019)	7,499,394	5.21	7,500,000
WGL Holdings, Inc. 2.83% (cost: $2,496,683 due 4/11/2019)	2,498,049	1.74	2,500,000
WGL Holdings, Inc. 3.03% (cost: $4,981,250 due 5/10/2019)	4,983,750	3.46	5,000,000
Total Commercial Paper (total cost: $67,205,570)	$67,394,793	46.82%
Total Cash Equivalents	$73,157,004	50.82%

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures NOV19 (152 contracts)	$68,413	0.05%	$6,984,400

United States sugar futures contracts
ICE sugar futures JUL19 (243 contracts)	244,048	0.17	3,442,824
ICE sugar futures MAR20 (223 contracts)	148,601	0.10	3,446,688

United States wheat futures contracts
CBOT wheat futures SEP19 (713 contracts)	456,887	0.32	16,791,150
Total commodity futures contracts	$917,949	0.64%	$30,665,062

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT corn futures JUL19 (1,044 contracts)	$1,495,675	1.04%	$19,118,250
CBOT corn futures SEP19 (877 contracts)	263,163	0.18	16,443,750
CBOT corn futures DEC19 (1,001 contracts)	1,546,087	1.07	19,256,738

United States soybean futures contracts
CBOT soybean futures JUL19 (182 contracs)	292,663	0.20	8,169,525
CBOT soybean futures NOV20 (171 contracts)	91,475	0.06	8,150,288

United States sugar futures contracts
ICE sugar futures OCT19 (204 contracts)	146,294	0.10	2,958,816

United States wheat futures contracts
CBOT wheat futures JUL19 (847 contracts)	2,340,850	1.63	19,629,225
CBOT wheat futures DEC19 (808 contracts)	4,218,325	2.93	19,583,900
Total commodity futures contracts	$10,394,532	7.21%	$113,310,492

Exchange-traded funds*			Shares
Teucrium Corn Fund	$362,389	0.25%	23,808
Teucrium Soybean Fund	372,424	0.26	23,581
Teucrium Sugar Fund	361,297	0.25	49,524
Teucrium Wheat Fund	365,049	0.25	68,937
Total exchange-traded funds (cost $2,012,081)	$1,461,159	1.01%

(a) Discount yield at the time of purchase.
(b) All of the security is held by the broker as collateral for open futures contracts.

*The Trust eliminates the shares owned by the Teucrium Agricultural Fund from its combined statements of assets and liabilities due to the fact that these represent holdings of the Underlying Funds owned by the Teucrium Agricultural Fund, which are included as shares outstanding of the Underlying Funds.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST
COMBINED SCHEDULE OF INVESTMENTS
December 31, 2018

Description: Assets	Fair Value	Percentage of Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio (cost $3,262)	$3,262	0.00%	3,262

			Principal Amount
Commercial Paper
CNH Industrial Capital LLC 2.63% (cost: $9,939,333 due 1/10/2019)	$9,993,500	6.65%	10,000,000
Enable Midstream Partners, LP 2.83% (cost: $2,484,445 due 1/11/2019)	2,498,056	1.66	2,500,000
Enable Midstream Partners, LP 2.98% (cost: $2,488,528 due 1/16/2019)	2,496,927	1.66	2,500,000
Enable Midstream Partners, LP 2.75% (cost: $4,982,938 due 1/10/2019)	4,996,588	3.33	5,000,000
Enable Midstream Partners, LP 3.04% (cost: $9,924,850 due 2/28/2019)	9,951,570	6.62	10,000,000
Enbridge Energy Partners, L.P. 2.96% (cost: $2,490,844 due 1/10/2019)	2,498,169	1.66	2,500,000
Enbridge Energy Partners, L.P. 2.98% (cost: $4,983,612 due 1/15/2019)	4,994,264	3.32	5,000,000
Energy Transfer Operating, L.P. 2.80% (cost: $4,986,486 due 1/4/2019)	4,998,842	3.33	5,000,000
Energy Transfer Operating, L.P. 3.10% (cost: $9,975,269 due 1/31/2019)	9,975,269	6.64	10,000,000
Ford Motor Credit Company LLC 2.63% (cost: $4,967,500 due 1/3/2019)	4,999,278	3.33	5,000,000
Ford Motor Credit Company LLC 2.68% (cost: $4,967,612 due 1/18/2019)	4,993,744	3.32	5,000,000
Ford Motor Credit Company LLC 2.81% (cost: $2,483,783 due 2/6/2019)	2,493,050	1.66	2,500,000
General Motors Financial Company, Inc. 2.83% (cost: $4,976,278 due 3/5/2019)	4,976,278	3.31	5,000,000
Humana Inc. 2.91% (cost: $4,969,200 due 2/11/2019)	4,983,600	3.32	5,000,000
Royal Caribbean Cruises Ltd. 2.73% (cost: $7,483,063 due 1/2/2019)	7,499,427	4.99	7,500,000
Royal Caribbean Cruises Ltd. 2.77% (cost: $4,988,924 due 1/2/2019)	4,999,618	3.33	5,000,000
Total Commercial Paper (total cost: $87,092,665)	$87,348,180	58.13%
Total Cash Equivalents	$87,351,442	58.13%

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

TEUCRIUM COMMODITY TRUST
COMBINED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended	Three months ended
	March 31, 2019	March 31, 2018
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized (loss) gain on commodity futures contracts	$(4,606,081)	$2,224,911
Net change in unrealized (depreciation) appreciation on commodity futures contracts	(4,676,731)	5,064,712
Interest income	986,041	640,639
Total (loss) income	(8,296,771)	7,930,262

Expenses
Management fees	366,662	382,582
Professional fees	302,080	275,766
Distribution and marketing fees	567,197	755,804
Custodian fees and expenses	84,049	84,478
Business permits and licenses fees	31,946	60,769
General and administrative expenses	63,719	68,197
Brokerage commissions	28,128	42,577
Other expenses	7,899	33,291
Total expenses	1,451,680	1,703,464

Expenses waived by the Sponsor	(134,117)	(262,298)

Total expenses, net	1,317,563	1,441,166

Net (loss) income	$(9,614,334)	$6,489,096

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST
 COMBINED STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	Three months ended	Three months ended
	March 31, 2019	March 31, 2018
Operations
Net (loss) income	$(9,614,334)	$6,489,096
Capital transactions
Issuance of Shares	10,098,620	20,520,402
Redemption of Shares	(6,794,615)	(9,370,786)
Net change in the cost of the Underlying Funds	1,554	2,663
Total capital transactions	3,305,559	11,152,279

Net change in net assets	(6,308,775)	17,641,375

Net assets, beginning of period	150,251,160	142,946,752

Net assets, end of period	$143,942,385	$160,588,127

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST
 COMBINED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended	Three months ended
	March 31, 2019	March 31, 2018
Cash flows from operating activities:
Net (loss) income	$(9,614,334)	$6,489,096
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Net change in unrealized depreciation (appreciation) on commodity futures contracts	4,676,731	(5,064,712)
Changes in operating assets and liabilities:
Due from broker	3,027,583	3,371,209
Interest receivable	90	251
Other assets	(348,421)	(347,709)
Due to broker	77,840	-
Management fee payable to Sponsor	(12,198)	12,223
Payable for purchases of commercial paper	(14,951,548)	-
Other liabilities	13,120	125,280
Net cash (used in) provided by operating activities	(17,131,137)	4,585,638

Cash flows from financing activities:
Proceeds from sale of Shares	10,098,620	20,520,402
Redemption of Shares	(6,794,615)	(9,370,786)
Net change in cost of the Underlying Funds	1,554	2,663
Net cash provided by financing activities	3,305,559	11,152,279

Net change in cash and cash equivalents	(13,825,578)	15,737,917
Cash and cash equivalents, beginning of period	159,250,322	137,945,626
Cash and cash equivalents, end of period	$145,424,744	$153,683,543

The accompanying notes are an integral part of these financial statements.

NOTES TO COMBINED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

Note 1 – Organization and Operation

Teucrium Commodity Trust (“Trust”), a Delaware statutory trust organized on September 11, 2009, is a series trust consisting of five series: Teucrium Corn Fund (“CORN”), Teucrium Sugar Fund (“CANE”), Teucrium Soybean Fund (“SOYB”), Teucrium Wheat Fund (“WEAT”), and Teucrium Agricultural Fund (“TAGS”). All these series of the Trust are collectively referred to as the “Funds” and singularly as the “Fund.” Each Fund is a commodity pool that is a series of the Trust. The Funds issue common units, called the “Shares,” representing fractional undivided beneficial interests in a Fund. Effective as of April 29, 2019, the Trust and the Funds operate pursuant to the Trust’s Fifth Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”).

On June 5, 2010, the initial Form S-1 for CORN was declared effective by the U.S. Securities and Exchange Commission (“SEC”). On June 8, 2010, four Creation Baskets for CORN were issued representing 200,000 shares and $5,000,000. CORN began trading on the New York Stock Exchange (“NYSE”) Arca on June 9, 2010. As of March 31, 2019, CORN offered its shares pursuant to a registration statement that was declared effective on April 29, 2016.

On June 17, 2011, the initial Forms S-1 for CANE, SOYB, and WEAT were declared effective by the SEC. On September 16, 2011, two Creation Baskets were issued for each Fund, representing 100,000 shares and $2,500,000, for CANE, SOYB, and WEAT. On September 19, 2011, CANE, SOYB, and WEAT started trading on the NYSE Arca. The current registration statements for CANE and SOYB were declared effective by the SEC on April 30, 2018. The registration statements for SOYB and CANE registered an additional 5,000,000 shares each. As of March 31, 2019, WEAT offered its shares pursuant to a registration statement that was declared effective on July 15, 2016, which registered an additional 24,050,00 shares.

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year ending December 31, 2019.

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

The Sponsor employs Exchange Traded Concepts, LLC ("ETC") as the Marketing Agent, providing certain marketing consulting services in connection with the content strategy and e-mail marketing for the Funds. For its services as the Marketing Agent, ETC receives $5,000 a month and 0.02% of the Fund's average daily net assets, when assets are above the combined amount of $160 million. These services are recorded in distribution and marketing fees on the combined statements of the operations. A summary of these expenses is included below.

	Three months ended March 31, 2019	Three months ended March 31, 2018
Amount Recognized for Custody Services	$84,049	$84,478
Amount of Custody Services Waived	$13,616	$13,171

Amount Recognized for Distribution Services	$37,906	$48,148
Amount of Distribution Services Waived	$1,606	$14,661

Amount Recognized for Brokerage Commissions	$28,128	$42,577
Amount of Brokerage Commissions Waived	$-	$-

Amount Recognized for Wilmington Trust	$-	$-
Amount of Wilmington Trust Waived	$-	$-

Amount Recognized for Marketing Agent	$-	$-
Amount of Marketing Agent Fees Waived	$-	$-

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

Beginning in October 2017, the Sponsor began investing a portion of cash in commercial paper, which is deemed a cash equivalent based on the rating and duration of contracts as described in the notes to the combined financial statements and reflected in cash and cash equivalents on the combined statements of assets and liabilities and in cash and cash equivalents cash on the combined statements of cash flows. Accretion on these investments are recognized using the effective interest method in U.S. dollars and included in interest income on the combined statements of operations.

Beginning in February of 2019, the Sponsor began investing a portion of the cash held by the broker in short term Treasury Bills as collateral for open futures contracts. Accretion on these investments are recognized using the effective interest method in U.S. dollars and included in interest income on the combined statements of operations.

The Sponsor adopted ASC 606, Revenue from Contracts With Customers, for the year ended December 31, 2018. The adoption did not have a material impact on the financial statements of the Trust or the Funds.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on the trade date and on a full-turn basis.

Income Taxes

The Trust is organized and will be operated as a Delaware statutory trust. For federal income tax purposes, each Fund will be treated as a publicly traded partnership. A publicly traded partnership is generally treated as a corporation for federal income tax purposes unless 90% or more of the publicly traded partnership’s gross income for each taxable year of its existence consists of qualifying income as defined in section 7704(d) of the Internal Revenue Code of 1986, as amended. Qualifying income is defined as generally including, in pertinent part, interest (other than from a financial business), dividends, and gains from the sale or disposition of capital assets held for the production of interest or dividends. In the case of a partnership of which a principal activity is the buying and selling of commodities, other than as inventory, or of futures, forwards and options with respect to commodities, qualifying income also includes income and gains from commodities and from futures, forwards, options with respect to commodities and, provided the partnership is a trader or investor with respect to such assets, swaps and other notional principal contracts with respect to commodities. Each Fund expects that at least 90% of the Fund’s gross income for each taxable year will consist of qualifying income and that the Fund will be taxed as a partnership for federal income tax purposes. Therefore, the Funds do not record a provision for income taxes because the shareholders report their share of a Fund’s income or loss on their income tax returns. The financial statements reflect the Funds’ transactions without adjustment, if any, required for income tax purposes.

The Funds are required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Funds file income tax returns in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2016 to 2018, the Funds remain subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Funds recording a tax liability that reduces net assets. Based on their analysis, the Funds have determined that they have not incurred any liability for unrecognized tax benefits as of March 31, 2019 and for the years ended December 31, 2018, 2017, and 2016. However, the Funds’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Funds recognize interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three months ended March 31, 2019 and 2018.

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
SOYB: 50,000 shares representing 2 baskets
CANE: 50,000 shares representing 2 baskets
WEAT: 50,000 shares representing 2 baskets
TAGS: 50,000 shares representing 4 baskets

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with maturity dates of 90 days or less when acquired. The Trust reported its cash equivalents in the combined statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short term maturities. Each Fund that is a series of the Trust has the balance of its cash equivalents on deposit with financial institutions. The Trust holds a balance in money market funds that is included in cash and cash equivalents on the combined statements of assets and liabilities. Effective in the second quarter 2015, the Sponsor invested a portion of the available cash for the Funds in alternative demand deposit savings accounts, which is classified as cash and not as cash equivalents. Assets deposited with the bank may, at times, exceed federally insured limits. Effective in the fourth quarter 2017, the Sponsor invested a portion of the available cash for the Funds in investment grade commercial paper with durations of 90 days or less, which is classified as a cash equivalent and is not FDIC insured. Effective February 2019, the Sponsor began investing a portion of the cash held by the broker in short term Treasury Bills as collateral for open futures contracts, which is classified as a cash equivalent and is not FDIC insured.

	March 31, 2019	December 31, 2018
Money Market Funds	$3,343	$3,262
Demand Deposit Savings Accounts	72,267,740	71,898,880
Commercial Paper	67,394,793	87,348,180
Treasury Bills	5,758,868	-
Total cash and cash equivalents as presented on the Statement of Assets and Liabilities	$145,424,744	$159,250,322

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

	Three months ended March 31, 2019	Three months ended March 31, 2018
Recognized Related Party Transactions	$690,808	$980,265
Waived Related Party Transactions	$36,680	$128,781

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

	CORN	SOYB	CANE	WEAT	TAGS	TRUST
Three months ended March 31, 2019	$5,639	$62,912	$41,482	$2,500	$21,584	$134,117
Three months ended March 31, 2018	$40,682	$99,942	$80,690	$23,769	$17,215	$262,298

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

On March 31, 2019 and December 31, 2018, in the opinion of the Trust, the reported value at the close of the market for each commodity contract fairly reflected the value of the futures and no alternative valuations were required. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Funds consider the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

For the three months ended March 31, 2019 and year ended December 31, 2018, the Funds did not have any significant transfers between any of the levels of the fair value hierarchy.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-01: "Leases (Topic 842): Codification Improvements. These amendments align the guidance for fair value of underlying assets by lessors that are not manufacturers or dealers in Topic 842 with that of existing guidance. The amendments will be effective for fiscal years and interim periods beginning after December 15, 2019 and may be adopted early. The Sponsor is evaluating the impacts but the amendment is not expected to have a material impact on the financial statements of the Trust or the Funds.

The FASB issued ASU 2018-13: “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. These amendments modify public and private company fair value disclosure requirements. While some disclosures were removed or modified, others were added. The guidance is a result of the FASB’s test of the principals developed to improve the effectiveness of disclosures in the notes to the financial statements. The amendments will be effective for fiscal years and interim periods beginning after December 15, 2019 and may be adopted early. The Sponsor is evaluating the impacts, specifically, the removal, modification and addition to the fair value disclosures of the Trust or the Funds.

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

The FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”. These amendments refine and expand hedge accounting for both financial (e.g., interest rate) and commodity risks. Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. It also makes certain targeted improvements to simplify the application of hedge accounting guidance. The amendments were adopted for the quarter ended March 31, 2019; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Funds.

The FASB issued ASU 2016-02, “Leases (Topic 842).” The amendments in this update increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments were adopted for the quarter ended March 31, 2019; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Funds.

Note 4 – Fair Value Measurements

The Trust’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Trust’s significant accounting policies in Note 3. The following table presents information about the Trust’s assets and liabilities measured at fair value as of March 31, 2019 and December 31, 2018:

March 31, 2019

Assets:	Level 1	Level 2	Level 3	Balance as of March 31, 2019
Cash Equivalents	$73,157,004	$-	$-	$73,157,004
Commodity Futures Contracts
Soybeans futures contracts	68,413	-	-	68,413
Sugar futures contracts	392,649	-	-	392,649
Wheat futures contracts	456,887	-	-	456,887
Total	$74,074,953	$-	$-	$74,074,953

Liabilities:	Level 1	Level 2	Level 3	Balance as of March 31, 2019
Commodity Futures Contracts
Corn futures contracts	$3,304,925	$-	$-	$3,304,925
Soybeans futures contracts	384,138	-	-	384,138
Sugar futures contracts	146,294	-	-	146,294
Wheat futures contracts	6,559,175	-	-	6,559,175
Total	$10,394,532	$-	$-	$10,394,532

December 31, 2018

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2018
Cash Equivalents	$87,351,442	$-	$-	$87,351,442
Commodity Futures Contracts
Corn futures contracts	107,363	-	-	107,363
Soybeans futures contracts	228,400	-	-	228,400
Sugar futures contracts	233,979	-	-	233,979
Total	$87,921,185	$-	$-	$87,921,185

Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2018
Commodity Futures Contracts
Corn futures contracts	$1,297,288	$-	$-	$1,297,288
Soybeans futures contracts	39,250	-	-	39,250
Sugar futures contracts	47,656	-	-	47,656
Wheat futures contracts	3,985,400	-	-	3,985,400
Total	$5,369,594	$-	$-	$5,369,594

For the three months ended March 31, 2019 and year ended December 31, 2018, the Funds did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Funds utilize derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Funds’ derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Funds are also subject to additional counter-party risk due to inability of its counter-parties to meet the terms of their contracts. For the three months ended March 31, 2019 and year ended December 31, 2018, the Funds invested only in commodity futures contracts specifically related to each Fund.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of March 31, 2019 and December 31, 2018.

Offsetting of Financial Assets and Derivative Assets as of March 31, 2019

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Soybeans futures contracts	$68,413	$-	$68,413	$68,413	$-	$-
Sugar futures contracts	$392,649	$-	$392,649	$146,294	$77,840	$168,515
Wheat futures contracts	$456,887	$-	$456,887	$456,887	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of March 31, 2019

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity Price
Corn futures contracts	$3,304,925	$-	$3,304,925	$-	$3,304,925	$-
Soybeans futures contracts	$384,138	$-	$384,138	$68,413	$315,725	$-
Sugar futures contracts	$146,294	$-	$146,294	$146,294	$-	$-
Wheat futures contracts	$6,559,175	$-	$6,559,175	$456,887	$5,986,260	$116,028

Offsetting of Financial Assets and Derivative Assets as of December 31, 2018

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Corn futures contracts	$107,363	$-	$107,363	$107,363		$-
Soybeans futures contracts	$228,400	$-	$228,400	$39,250	$-	$189,150
Sugar futures contracts	$233,979	$-	$233,979	$47,656	$-	$186,323

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2018

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amont of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity Price
Corn futures contracts	$1,297,288	$-	$1,297,288	$107,363	$1,189,925	$-
Soybeans futures contracts	$39,250	$-	$39,250	$39,250	$-	$-
Sugar futures contracts	$47,656	$-	$47,656	$47,656	$-	$-
Wheat futures contracts	$3,985,400	$-	$3,985,400	$-	$3,985,400	$-

The following is a summary of realized and unrealized gains (losses) of the derivative instruments utilized by the Trust:

Three months ended March 31, 2019

	Realized (Loss) Gain on Commodity Futures Contracts	Net Change in Unrealized (Depreciation) Appreciation on Commodity Futures Contracts
Primary Underlying Risk
Commodity price
Corn futures contracts	$(905,724)	$(2,115,000)
Soybean futures contracts	33,638	(504,875)
Sugar futures contracts	361,368	60,032
Wheat futures contracts	(4,095,363)	(2,116,888)
Total commodity futures contracts	$(4,606,081)	$(4,676,731)

Three months ended March 31, 2018

	Realized Gain (Loss) on Commodity Futures Contracts	Net Change in Unrealized Appreciation (Depreciation) on Commodity Futures Contracts
Primary Underlying Risk
Commodity price
Corn futures contracts	$1,238,962	$3,980,750
Soybean futures contracts	(77,600)	882,538
Sugar futures contracts	(269,114)	(886,738)
Wheat futures contracts	1,332,663	1,088,162
Total commodity futures contracts	$2,224,911	$5,064,712

Volume of Derivative Activities

 The average notional market value categorized by primary underlying risk for the futures contracts held was $145.6 million for the three months ended March 31, 2019 and $158.8 million for the three ended March 31, 2018.

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

Note 7 – Detail of the net assets and shares outstanding of the Funds that are a series of the Trust

The following are the net assets and shares outstanding of each Fund that is a series of the Trust and, thus, in total, comprise the combined net assets of the Trust:

March 31, 2019
	Outstanding Shares	Net Assets
Teucrium Corn Fund	3,600,004	$54,796,796
Teucrium Soybean Fund	1,475,004	23,295,395
Teucrium Sugar Fund	1,350,004	9,848,806
Teucrium Wheat Fund	10,575,004	55,999,060
Teucrium Agricultural Fund:
Net assets including the investment in the Underlying Funds	75,002	1,463,487
Less: Investment in the Underlying Funds		(1,461,159)
Net for the Fund in the combined net assets of the Trust		2,328
Total		$143,942,385

December 31, 2018
	Outstanding Shares	Net Assets
Teucrium Corn Fund	3,500,004	$56,379,057
Teucrium Soybean Fund	1,725,004	27,942,017
Teucrium Sugar Fund	1,525,004	10,778,739
Teucrium Wheat Fund	9,275,004	55,149,873
Teucrium Agricultural Fund:
Net assets including the investment in the Underlying Funds	75,002	1,524,760
Less: Investment in the Underlying Funds		(1,523,286)
Net for the Fund in the combined net assets of the Trust		1,474
Total		$150,261,160

The detailed information for the subscriptions and redemptions, and other financial information for each Fund that is a series of the Trust are included in the accompanying financial statements of each Fund.

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended March 31, 2019 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Trust and Funds other than those noted below:

CORN: On April 29, 2019, the SEC declared effective a new registration statement for CORN.

SOYB: Nothing to report.

CANE: Nothing to report.

WEAT: On April 29, 2019, the SEC declared effective a new registration statement for WEAT. This registration statement registered an additional 30,000,000 shares of the Fund.

TAGS: Nothing to report.

TEUCRIUM CORN FUND
 STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Cash and cash equivalents	$56,505,137	$58,910,133
Interest receivable	-	7
Other assets	132,758	6,380
Equity in trading accounts:
Commodity futures contracts	-	107,363
Due from broker	1,555,040	3,730,196
Total equity in trading accounts	1,555,040	3,837,559
Total assets	58,192,935	62,754,079

Liabilities
Management fee payable to Sponsor	47,744	51,822
Payable for purchases of commercial paper	-	4,981,957
Other liabilities	43,470	43,955
Equity in trading accounts:
Commodity futures contracts	3,304,925	1,297,288
Total liabilities	3,396,139	6,375,022

Net assets	$54,796,796	$56,379,057

Shares outstanding	3,600,004	3,500,004

Shares authorized	12,650,000	12,800,000

Net asset value per share	$15.22	$16.11

Market value per share	$15.23	$16.05

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND
 SCHEDULE OF INVESTMENTS
March 31, 2019
(Unaudited)

Description: Assets	Fair Value	Percentage of Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio (cost $101)	$101	0.00%	101

			Principal Amount
U.S. Treasury Obligations
U.S. Treasury Bills 2.41% (cost: $1,795,439 due 4/25/2019) (a) (b)	$1,796,152	3.28%	1,799,000

Commercial Paper
Enable Midstream Partners, LP 2.95% (cost: $2,482,765 due 5/29/2019)	$2,488,239	4.54%	2,500,000
General Motors Financial Company, Inc. 2.88% (cost: $2,488,125 due 4/12/2019)	2,497,823	4.56	2,500,000
General Motors Financial Company, Inc. 2.98% (cost: $2,481,767 due 5/15/2019)	2,490,986	4.55	2,500,000
Glencore Funding LLC 2.9% (cost: $4,982,860 due 4/12/2019)	4,995,615	9.12	5,000,000
Glencore Funding LLC 2.88% (cost: $2,493,247 due 4/8/2019)	2,498,610	4.56	2,500,000
Glencore Funding LLC 2.93% (cost: $2,490,938 due 4/26/2019)	2,494,965	4.55	2,500,000
Walgreens Boots Alliance, Inc. 2.98% (cost: $4,963,944 due 4/8/2019)	4,997,132	9.12	5,000,000
WGL Holdings, Inc. 2.93% (cost: $2,495,756 due 4/2/2019)	2,499,798	4.56	2,500,000
WGL Holdings, Inc. 2.83% (cost: $2,496,683 due 4/11/2019)	2,498,049	4.55	2,500,000
Total Commercial Paper (cost: $27,376,085)	$27,461,217	50.11%
Total Cash Equivalents	$29,257,470	53.39%

			Notional Amount
Description: Liabilities	Fair Value	Percentage of Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT corn futures JUL19 (1,044 contracts)	$1,495,675	2.73%	$19,118,250
CBOT corn futures SEP19 (877 contracts)	263,163	0.48	16,443,750
CBOT corn futures DEC19 (1,001 contracts)	1,546,087	2.82	19,256,738
Total commodity futures contracts	$3,304,925	6.03%	$54,818,738

(a) Discount yield at the time of purchase.
(b) All of the security is held by the broker as collateral for open futures contracts.

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

TEUCRIUM CORN FUND
 STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended	Three months ended
	March 31, 2019	March 31, 2018
Income
Realized and unrealized (loss) gain on trading of commodity futures contracts:
Realized (loss) gain on commodity futures contracts	$(905,724)	$1,238,962
Net change in unrealized (depreciation) or appreciation on commodity futures contracts	(2,115,000)	3,980,750
Interest income	378,942	287,497
Total (loss) income	(2,641,782)	5,507,209

Expenses
Management fees	140,122	169,851
Professional fees	98,245	101,717
Distribution and marketing fees	198,415	288,060
Custodian fees and expenses	26,623	30,634
Business permits and licenses fees	5,605	12,863
General and administrative expenses	24,960	34,546
Brokerage commissions	13,466	20,840
Other expenses	2,802	12,372
Total expenses	510,238	670,883

Expenses waived by the Sponsor	(5,639)	(40,682)

Total expenses, net	504,599	630,201

Net (loss) income	$(3,146,381)	$4,877,008

Net (loss) income per share	$(0.89)	$1.24
Net (loss) income per weighted average share	$(0.89)	$1.22
Weighted average shares outstanding	3,542,782	3,990,560

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND
 STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	Three months ended	Three months ended
	March 31, 2019	March 31, 2018
Operations
Net (loss) income	$(3,146,381)	$4,877,008
Capital transactions
Issuance of Shares	2,373,645	6,917,693
Redemption of Shares	(809,525)	(5,633,738)
Total capital transactions	1,564,120	1,283,955
Net change in net assets	(1,582,261)	6,160,963

Net assets, beginning of period	$56,379,057	$64,901,479

Net assets, end of period	$54,796,796	$71,062,442

Net asset value per share at beginning of period	$16.11	$16.75

Net asset value per share at end of period	$15.22	$17.99

Creation of Shares	150,000	400,000
Redemption of Shares	50,000	325,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND
 STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended	Three months ended
	March 31, 2019	March 31, 2018
Cash flows from operating activities:
Net (loss) income	$(3,146,381)	$4,877,008
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Net change in unrealized depreciation or (appreciation) on commodity futures contracts	2,115,000	(3,980,750)
Changes in operating assets and liabilities:
Due from broker	2,175,156	3,518,563
Interest receivable	7	73
Other assets	(126,378)	(130,713)
Management fee payable to Sponsor	(4,078)	4,178
Payable for purchases of commercial paper	(4,981,957)	-
Other liabilities	(485)	61,408
Net cash (used in) provided by operating activities	(3,969,116)	4,349,767

Cash flows from financing activities:
Proceeds from sale of Shares	2,373,645	6,917,693
Redemption of Shares	(809,525)	(5,633,738)
Net cash provided by financing activities	1,564,120	1,283,955

Net change in cash and cash equivalents	(2,404,996)	5,633,722
Cash and cash equivalents, beginning of period	58,910,133	63,139,461
Cash and cash equivalents, end of period	$56,505,137	$68,773,183

The accompanying notes are an integral part of these financial statements.

 NOTES TO FINANCIAL STATEMENTS
March 31, 2019
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

On June 5, 2010, the initial Form S-1 for CORN was declared effective by the U.S. Securities and Exchange Commission (“SEC”). On June 8, 2010, four Creation Baskets for CORN were issued representing 200,000 shares and $5,000,000. CORN began trading on the New York Stock Exchange (“NYSE”) Arca on June 9, 2010. As of March 31, 2019, CORN offered its shares pursuant to a registration statement that was declared effective on April 29, 2016.

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year ending December 31, 2019.

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

The Sponsor employs Exchange Traded Concepts, LLC ("ETC") as the Marketing Agent, providing certain marketing consulting services in connection with the content strategy and e-mail marketing for the Funds. For its services as the Marketing Agent, ETC receives $5,000 a month and 0.02% of the Fund's average daily net assets, when assets are above the combined amount of $160 million. These services are recorded in distribution and marketing fees on the statements of the operations. A summary of these expenses is included below.

	Three months ended March 31, 2019	Three months ended March 31, 2018
Amount Recognized for Custody Services	$26,623	$30,634
Amount of Custody Services Waived	$-	$762

Amount Recognized for Distribution Services	$13,737	$18,022
Amount of Distribution Services Waived	$-	$3,679

Amount Recognized for Brokerage Commissions	$13,466	$20,840
Amount of Brokerage Commissions Waived	$-	$-

Amount Recognized for Wilmington Trust	$-	$-
Amount of Wilmington Trust Waived	$-	$-

Amount Recognized for Marketing Agent	$-	$-
Amount of Marketing Agent Fees Waived	$-	$-

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

Beginning in February of 2019, the Sponsor began investing a portion of the cash held by the broker in short term Treasury Bills as collatoral for open futures contracts. Accretion on these investments are recognized using the effective interest method in U.S. dollars and included in interest income on the combined statements of operations.

The Sponsor adopted ASC 606, Revenue from Contracts With Customers, for the year ended December 31, 2018. The adoption did not have a material impact on the financial statements of the Trust or the Funds.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on the trade date and on a full-turn basis.

Income Taxes

For federal income tax purposes, the Fund will be treated as a publicly traded partnership. A publicly traded partnership is generally treated as a corporation for federal income tax purposes unless 90% or more of the publicly traded partnership’s gross income for each taxable year of its existence consists of qualifying income as defined in section 7704(d) of the Internal Revenue Code of 1986, as amended. Qualifying income is defined as generally including, in pertinent part, interest (other than from a financial business), dividends, and gains from the sale or disposition of capital assets held for the production of interest or dividends. In the case of a partnership of which a principal activity is the buying and selling of commodities, other than as inventory, or of futures, forwards and options with respect to commodities, qualifying income also includes income and gains from commodities and from futures, forwards, options with respect to commodities and, provided the partnership is a trader or investor with respect to such assets, swaps and other notional principal contracts with respect to commodities. The Fund expects that at least 90% of the Fund’s gross income for each taxable year will consist of qualifying income and that the Fund will be taxed as a partnership for federal income tax purposes. The Fund does not record a provision for income taxes because the shareholders report their share of the Fund’s income or loss on their income tax returns. The financial statements reflect the Fund’s transactions without adjustment, if any, required for income tax purposes.

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2016 to 2018, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2019 and for the years ended December 31, 2018, 2017, and 2016. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three months ended March 31, 2019 and 2018.

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

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with maturity dates of 90 days or less when acquired. The Trust reported its cash equivalents in the combined statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short term maturities. Each Fund that is a series of the Trust has the balance of its cash equivalents on deposit with financial institutions. The Trust holds a balance in money market funds that is included in cash and cash equivalents on the combined statements of assets and liabilities. Effective in the second quarter 2015, the Sponsor invested a portion of the available cash for the Funds in alternative demand deposit savings accounts, which is classified as cash and not as cash equivalents. Assets deposited with the bank may, at times, exceed federally insured limits. Effective in the fourth quarter 2017, the Sponsor invested a portion of the available cash for the Funds in investment grade commercial paper with durations of 90 days or less, which is classified as a cash equivalent and is not FDIC insured. Effective February 2019, the Sponsor began investing a portion of the cash held by the broker in short term Treasury Bills as collateral for open futures contracts, which is classified as a cash equivalent and is not FDIC insured.

	March 31, 2019	December 31, 2018
Money Market Funds	$101	$100
Demand Deposit Savings Accounts	27,247,667	23,974,336
Commercial Paper	27,461,217	34,935,697
Treasury Bills	1,796,152	-
Total cash and cash equivalents as presented on the Statement of Assets and Liabilities	$56,505,137	$58,910,133

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

In determining the value of Corn Futures Contracts, the administrator uses the CBOT closing price. The administrator determines the value of all other Fund investments as of the earlier of the close of the NYSE or 4:00 p.m. New York time. The value of over-the-counter corn interests is determined based on the value of the commodity or futures contract underlying such corn interest, except that a fair value may be determined if the Sponsor believes that the Fund is subject to significant credit risk relating to the counterparty to such corn interest. For purposes of financial statements and reports, the Sponsor will recalculate the NAV where necessary to reflect the “fair value” of a Futures Contract when the Futures Contract closes at its price fluctuation limit for the day. Short term Treasury securities held by the Fund are valued by the administrator using values received from recognized third-party vendors and dealer quotes. NAV includes any unrealized profit or loss on open corn interests and any other income or expense accruing to the Fund but unpaid or not received by the Fund.

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

	Three months ended March 31, 2019	Three months ended March 31, 2018
Recognized Related Party Transactions	$249,583	$373,988
Waived Related Party Transactions	$4,500	$22,604

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

Expenses Waived by the Sponsor
Three months ended March 31, 2019	$5,639
Three months ended March 31, 2018	$40,682

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

On March 31, 2019 and December 31, 2018, in the opinion of the Trust and the Fund, the reported value of the Corn Futures Contracts traded on the CBOT fairly reflected the value of the Corn Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

For the three months ended March 31, 2019 and for the year ended December 31, 2018, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-01: "Leases (Topic 842): Codification Improvements. These amendments align the guidance for fair value of underlying assets by lessors that are not manufacturers or dealers in Topic 842 with that of existing guidance. The amendments will be effective for fiscal years and interim periods beginning after December 15, 2019 and may be adopted early. The Sponsor is evaluating the impacts but the amendment is not expected to have a material impact on the financial statements of the Trust or the Fund.

The FASB issued ASU 2018-13: “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. These amendments modify public and private company fair value disclosure requirements. While some disclosures were removed or modified, others were added. The guidance is a result of the FASB’s test of the principals developed to improve the effectiveness of disclosures in the notes to the financial statements. The amendments will be effective for fiscal years and interim periods beginning after December 15, 2019 and may be adopted early. The Sponsor is evaluating the impacts, specifically, the removal, modification and addition to the fair value disclosures of the Trust or the Fund.

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

The FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”. These amendments refine and expand hedge accounting for both financial (e.g., interest rate) and commodity risks. Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. It also makes certain targeted improvements to simplify the application of hedge accounting guidance. The amendments were adopted for the quarter ended March 31, 2019; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2016-02, “Leases (Topic 842).” The amendments in this update increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments were adopted for the quarter ended March 31, 2019; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2. The following table presents information about the Fund’s assets and liabilities measured at fair value as of March 31, 2019 and December 31, 2018:

March 31, 2019
Assets:	Level 1	Level 2	Level 3	Balance as of March 31, 2019
Cash equivalents	$29,257,470	$-	$-	$29,257,470

Liabilities:	Level 1	Level 2	Level 3	Balance as of March 31, 2019
Corn futures contracts	$3,304,925	$-	$-	$3,304,925

December 31, 2018

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2018
Cash equivalents	$34,935,797	$-	$-	$34,935,797
Corn futures contracts	107,363	-	-	107,363
Total	$35,043,160	$-	$-	$35,043,160

Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2018
Corn futures contracts	$1,297,288	$-	$-	$1,297,288

For the three months ended March 31, 2019 and year ended December 31, 2018, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For three months ended March 31, 2019 and year ended December 31, 2018, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of March 31, 2019 and December 31, 2018.

Offsetting of Financial Liabilities and Derivative Liabilities as of March 31, 2019

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity Price
Corn futures contracts	$3,304,925	$-	$3,304,925	$-	$3,304,925	$-

Offsetting of Financial Assets and Derivative Asssets as of December 31, 2018

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Corn futures contracts	$107,363	$-	$107,363	$107,363	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2018

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amont of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity Price
Corn futures contracts	$1,297,288	$-	$1,297,288	$107,363	$1,189,925	$-

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Three months ended March 31, 2019
	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Primary Underlying Risk
Commodity price
Corn futures contracts	$(905,724)	$(2,115,000)

Three months ended March 31, 2018
	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Primary Underlying Risk
Commodity price
Corn futures contracts	$1,238,962	$3,980,750

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for the futures contracts held was $55.6 million the three months ended March 31, 2019 and $69.9 million for the three months ended March 31, 2018.

Note 6 – Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the three months ended March 31, 2019 and 2018. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended March 31, 2019	Three months ended March 31, 2018
Per Share Operation Performance
Net asset value at beginning of period	$16.11	$16.75
Income (loss) from investment operations:
Investment income	0.10	0.07
Net realized and unrealized (loss) gain on commodity futures contracts	(0.85)	1.33
Total expenses, net	(0.14)	(0.16)
Net (decrease) increase in net asset value	$(0.89)	$1.24
Net asset value at end of period	15.22	17.99
Total Return	(5.52) %	7.40%
Ratios to Average Net Assets (Annualized)
Total expenses	3.64%	3.95%
Total expenses, net	3.60%	3.71%
Net investment loss	(0.90) %	(2.02) %

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

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended March 31, 2019 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than those noted below:

On April 29, 2019, the SEC declared effective a new registration statement for CORN.

TEUCRIUM SOYBEAN FUND
 STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Cash and cash equivalents	$23,178,605	$26,774,939
Interest receivable	-	4
Other assets	68,474	-
Equity in trading accounts:
Commodity futures contracts	68,413	228,400
Due from broker	403,392	1,022,182
Total equity in trading accounts	471,805	1,250,582
Total assets	23,718,884	28,025,525

Liabilities
Management fee payable to Sponsor	20,186	24,973
Other liabilities	19,165	19,285
Equity in trading accounts:
Commodity futures contracts	384,138	39,250
Total liabilities	423,489	83,508

Net assets	$23,295,395	$27,942,017

Shares outstanding	1,475,004	1,725,004

Shares authorized	10,350,000	10,350,000

Net asset value per share	$15.79	$16.20

Market value per share	$15.75	$16.18

The accompanying notes are an integral part of these financial statements.

 TEUCRIUM SOYBEAN FUND
SCHEDULE OF INVESTMENTS
March 31, 2019
(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio (cost $101)	$101	0.00%	101

			Principal Amount
U.S. Treasury Obligations
U.S. Treasury Bills 2.41% (cost: $666,678 due 4/25/2019) (a) (b)	$666,942	2.87%	668,000

Commercial Paper
Enable Midstream Partners, LP 2.87% (cost: $2,495,448 due 4/3/2019)	$2,499,604	10.73%	2,500,000
General Motors Financial Company, Inc. 2.98% (cost: $2,481,767 due 5/15/2019)	2,490,986	10.69	2,500,000
Glencore Funding LLC 2.88% (cost: $2,491,886 due 4/2/2019)	2,499,802	10.73	2,500,000
WGL Holdings, Inc. 3.03% (cost: $2,490,625 due 5/10/2019)	2,491,875	10.70	2,500,000
Total Commercial Paper (cost: $9,959,726)	$9,982,267	42.85%
Total Cash Equivalents	$10,649,310	45.72%

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures NOV19 (152 contracts)	$68,413	0.29%	$6,984,400

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures JUL19 (182 contracs)	$292,663	1.26%	$8,169,525
CBOT soybean futures NOV20 (171 contracts)	91,475	0.39	8,150,288
Total commodity futures contracts	$384,138	1.65%	$16,319,813

(a) Discount yeild at the time of purchase.
(b) All of the security is held by the broker as collateral for open futures contracts.

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

TEUCRIUM SOYBEAN FUND
 STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended	Three months ended
	March 31, 2019	March 31, 2018
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$33,638	$(77,600)
Net change in unrealized (depreciation) or appreciation on commodity futures contracts	(504,875)	882,538
Interest income	167,991	49,814
Total (loss) income	(303,246)	854,752

Expenses
Management fees	62,763	30,184
Professional fees	60,706	31,108
Distribution and marketing fees	120,196	118,926
Custodian fees and expenses	26,636	11,499
Business permits and licenses fees	4,393	10,088
General and administrative expenses	10,670	6,882
Brokerage commissions	2,116	2,538
Other expenses	1,358	4,625
Total expenses	288,838	215,850

Expenses waived by the Sponsor	(62,912)	(99,942)

Total expenses, net	225,926	115,908

Net (loss) income	$(529,172)	$738,844

Net (loss) income per share	$(0.41)	$1.19
Net (loss) income per weighted average share	$(0.34)	$1.12
Weighted average shares outstanding	1,555,560	658,893

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND
STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	Three months ended	Three months ended
	March 31, 2019	March 31, 2018
Operations
Net (loss) income	$(529,172)	$738,844
Capital transactions
Issuance of Shares	-	5,181,248
Redemption of Shares	(4,117,450)	-
Total capital transactions	(4,117,450)	5,181,248
Net change in net assets	(4,646,622)	5,920,092

Net assets, beginning of period	$27,942,017	$10,264,025

Net assets, end of period	$23,295,395	$16,184,117

Net asset value per share at beginning of period	$16.20	$17.85

Net asset value per share at end of period	$15.79	$19.04

Creation of Shares	-	275,000
Redemption of Shares	250,000	-

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND
 STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended	Three months ended
	March 31, 2019	March 31, 2018
Cash flows from operating activities:
Net (loss) income	$(529,172)	$738,844
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net change in unrealized depreciation or (appreciation) on commodity futures contracts	504,875	(882,538)
Changes in operating assets and liabilities:
Due from broker	618,790	761,726
Interest receivable	4	22
Other assets	(68,474)	(34,782)
Management fee payable to Sponsor	(4,787)	161
Other liabilities	(120)	6,839
Net cash provided by operating activities	521,116	590,272

Cash flows from financing activities:
Proceeds from sale of Shares	-	5,181,248
Redemption of Shares	(4,117,450)	-
Net cash (used in) provided by financing activities	(4,117,450)	5,181,248

Net change in cash and cash equivalents	(3,596,334)	5,771,520
Cash and cash equivalents, beginning of period	26,774,939	9,942,185
Cash and cash equivalents, end of period	$23,178,605	$15,713,705

The accompanying notes are an integral part of these financial statements.

 NOTES TO FINANCIAL STATEMENTS
March 31, 2019
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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year ending December 31, 2019.

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

The Sponsor employs Exchange Traded Concepts, LLC ("ETC") as the Marketing Agent, providing certain marketing consulting services in connection with the content strategy and e-mail marketing for the Funds. For its services as the Marketing Agent, ETC receives $5,000 a month and 0.02% of the Fund's average daily net assets, when assets are above the combined amount of $160 million. These services are recorded in distribution and marketing fees on the statements of the operations. A summary of these expenses is included below.

	Three months ended March 31, 2019	Three months ended March 31, 2018
Amount Recognized for Custody Services	$26,636	$11,499
Amount of Custody Services Waived	$12,828	$7,698

Amount Recognized for Distribution Services	$7,916	$6,254
Amount of Distribution Services Waived	$-	$4,095

Amount Recognized for Brokerage Commissions	$2,116	$2,538
Amount of Brokerage Commissions Waived	$-	$-

Amount Recognized for Wilmington Trust	$-	$-
Amount of Wilmington Trust Waived	$-	$-

Amount Recognized for Marketing Agent	$-	$-
Amount of Marketing Agent Fees Waived	$-	$-

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

Beginning in February of 2019, the Sponsor began investing a portion of the cash held by the broker in short term Treasury Bills as collatoral for open futures contracts. Accretion on these investments are recognized using the effective interest method in U.S. dollars and included in interest income on the combined statements of operations.

The Sponsor adopted ASC 606, Revenue from Contracts With Customers, for the year ended December 31, 2018. The adoption did not have a material impact on the financial statements of the Trust or the Funds.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on the trade date and on a full-turn basis.

Income Taxes

For federal income tax purposes, the Fund will be treated as a publicly traded partnership. A publicly traded partnership is generally treated as a corporation for federal income tax purposes unless 90% or more of the publicly traded partnership’s gross income for each taxable year of its existence consists of qualifying income as defined in section 7704(d) of the Internal Revenue Code of 1986, as amended. Qualifying income is defined as generally including, in pertinent part, interest (other than from a financial business), dividends, and gains from the sale or disposition of capital assets held for the production of interest or dividends. In the case of a partnership of which a principal activity is the buying and selling of commodities, other than as inventory, or of futures, forwards and options with respect to commodities, qualifying income also includes income and gains from commodities and from futures, forwards, options with respect to commodities and, provided the partnership is a trader or investor with respect to such assets, swaps and other notional principal contracts with respect to commodities. The Fund expects that at least 90% of the Fund’s gross income for each taxable year will consist of qualifying income and that the Fund will be taxed as a partnership for federal income tax purposes. The Fund does not record a provision for income taxes because the shareholders report their share of the Fund’s income or loss on their income tax returns. The financial statements reflect the Fund’s transactions without adjustment, if any, required for income tax purposes.

 The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2016 to 2018, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2019 and for the years ended December 31, 2018, 2017, and 2016. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three months ended March 31, 2019 and 2018.

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

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with maturity dates of 90 days or less when acquired. The Trust reported its cash equivalents in the combined statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short term maturities. Each Fund that is a series of the Trust has the balance of its cash equivalents on deposit with financial institutions. The Trust holds a balance in money market funds that is included in cash and cash equivalents on the combined statements of assets and liabilities. Effective in the second quarter 2015, the Sponsor invested a portion of the available cash for the Funds in alternative demand deposit savings accounts, which is classified as cash and not as cash equivalents. Assets deposited with the bank may, at times, exceed federally insured limits. Effective in the first  quarter 2018, the Sponsor invested a portion of the available cash for the Funds in investment grade commercial paper with durations of 90 days or less, which is classified as a cash equivalent and is not FDIC insured. Effective February 2019, the Sponsor began investing a portion of the cash held by the broker in short term Treasury Bills as collateral for open futures contracts, which is classified as a cash equivalent and is not FDIC insured.

	March 31, 2019	December 31, 2018
Money Market Funds	$101	$100
Demand Deposit Savings Accounts	12,529,295	14,282,321
Commercial Paper	9,982,267	12,492,518
Treasury Bills	666,942	-
Total cash and cash equivalents as presented on the Statement of Assets and Liabilities	$23,178,605	$26,774,939
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

In determining the value of Soybean Futures Contracts, the administrator uses the CBOT closing price. The administrator determines the value of all other Fund investments as of the earlier of the close of the NYSE or 4:00 p.m. New York time. The value of over-the-counter soybean interests is determined based on the value of the commodity or futures contract underlying such soybean interest, except that a fair value may be determined if the Sponsor believes that the Fund is subject to significant credit risk relating to the counterparty to such soybean interest. For purposes of financial statements and reports, the Sponsor will recalculate the NAV where necessary to reflect the “fair value” of a Futures Contract when the Futures Contract closes at its price fluctuation limit for the day. Short term Treasury securities held by the Fund are valued by the administrator using values received from recognized third-party vendors and dealer quotes. NAV includes any unrealized profit or loss on open soybean interests and any other income or expense accruing to the Fund but unpaid or not received by the Fund.

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

	Three months ended March 31, 2019	Three months ended March 31, 2018
Recognized Related Party Transactions	$143,242	$126,836
Waived Related Party Transactions	$15,706	$58,813

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

Expenses waived by the Sponsor
Three months ended March 31, 2019	$62,912
Three months ended March 31, 2018	$99,942

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

On March 31, 2019 and December 31, 2018, in the opinion of the Trust and the Fund, the reported value of the Soybean Futures Contracts traded on the CBOT fairly reflected the value of the Soybean Futures Contracts held by the Fund, with no adjustments necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

For the three months ended March 31, 2019 and for the year ended December 31, 2018, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-01: "Leases (Topic 842): Codification Improvements. These amendments align the guidance for fair value of underlying assets by lessors that are not manufacturers or dealers in Topic 842 with that of existing guidance. The amendments will be effective for fiscal years and interim periods beginning after December 15, 2019 and may be adopted early. The Sponsor is evaluating the impacts but the amendment is not expected to have a material impact on the financial statements of the Trust or the Fund.

The FASB issued ASU 2018-13: “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. These amendments modify public and private company fair value disclosure requirements. While some disclosures were removed or modified, others were added. The guidance is a result of the FASB’s test of the principals developed to improve the effectiveness of disclosures in the notes to the financial statements. The amendments will be effective for fiscal years and interim periods beginning after December 15, 2019 and may be adopted early. The Sponsor is evaluating the impacts, specifically, the removal, modification and addition to the fair value disclosures of the Trust or the Fund.

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

The FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”. These amendments refine and expand hedge accounting for both financial (e.g., interest rate) and commodity risks. Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. It also makes certain targeted improvements to simplify the application of hedge accounting guidance. The amendments were adopted for the quarter ended March 31, 2019; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2016-02, “Leases (Topic 842).” The amendments in this update increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments were adopted for the quarter ended March 31, 2019; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2. The following table presents information about the Fund’s assets and liabilities measured at fair value as of March  31, 2019 and December 31, 2018:

March 31, 2019

Assets:	Level 1	Level 2	Level 3	Balance as of March 31, 2019
Cash Equivalents	$10,649,310	$-	$-	$10,649,310
Soybeans futures contracts	68,413	-	-	68,413
Total	$10,717,723	$-	$-	$10,717,723

Liabilities:	Level 1	Level 2	Level 3	Balance as of March 31, 2019
Soybeans futures contracts	$384,138	$-	$-	$384,138

December 31, 2018

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2018
Cash Equivalents	$12,492,618	$-	$-	$12,492,618
Soybeans futures contracts	228,400	-	-	228,400
Total	$12,721,018	$-	$-	$12,721,018

Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2018
Soybeans futures contracts	$39,250	$-	$-	$39,250

For the three months ended March 31, 2019 and year ended December 31, 2018, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the three months ended March 31, 2019 and year ended December 31, 2018, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of March 31, 2019 and December 31, 2018.

Offsetting of Financial Assets and Derivative Assets as of March 31, 2019

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Soybeans futures contracts	$68,413	$-	$68,413	$68,413	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of March 31, 2019

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity Price
Soybeans futures contracts	$384,138	$-	$384,138	$68,413	$315,725	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2018

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Soybeans futures contracts	$228,400	$-	$228,400	$39,250	$-	$189,150

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2018

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amont of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity Price
Soybeans futures contracts	$39,250	$-	$39,250	$39,250	$-	$-

The following is a summary of realized and unrealized gains and losses of the derivative instruments utilized by the Fund:

Three months ended March 31, 2019

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Primary Underlying Risk
Commodity price
Soybean futures contracts	$33,638	$(504,875)

Three months ended March 31, 2018

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Primary Underlying Risk
Commodity price
Soybean futures contracts	$(77,600)	$882,538

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $24.2 million for the three months ended March 31, 2019 and $13.2 million for the three months ended March 31, 2018.

Note 6 – Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the three months ended March 31, 2019 and 2018. This information has been derived from information presented in the financial statements. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended March 31, 2019	Three months ended March 31, 2018
Per Share Operation Performance
Net asset value at beginning of period	$16.20	$17.85
Income (loss) from investment operations:
Investment income	0.11	0.08
Net realized and unrealized (loss) gain on commodity futures contracts	(0.37)	1.29
Total expenses, net	(0.15)	(0.18)
Net (decrease) increase in net asset value	(0.41)	1.19
Net asset value at end of period	$15.79	$19.04
Total Return	(2.53) %	6.67%
Ratios to Average Net Assets (Annualized)
Total expenses	4.60%	7.15%
Total expenses, net	3.60%	3.84%
Net investment loss	(0.92) %	(2.19) %

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

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended March 31, 2019 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund.

TEUCRIUM SUGAR FUND
 STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Cash and cash equivalents	$9,611,178	$10,261,941
Interest receivable	-	90
Other assets	83,263	4,621
Equity in trading accounts:
Commodity futures contracts	392,649	233,979
Due from broker	-	351,972
Total equity in trading accounts	392,649	585,951
Total assets	10,087,090	10,852,603

Liabilities
Management fee payable to Sponsor	8,680	9,918
Other liabilities	5,470	16,290
Equity in trading accounts:
Commodity futures contracts	146,294	47,656
Due to broker	77,840	-
Total equity in trading accounts	224,134	47,656
Total liabilities	238,284	73,864

Net assets	$9,848,806	$10,778,739

Shares outstanding	1,350,004	1,525,004

Shares authorized	10,525,000	10,525,000

Net asset value per share	$7.30	$7.07

Market value per share	$7.28	$7.09

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND
 SCHEDULE OF INVESTMENTS
March 31, 2019
(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio (cost $101)	$101	0.00%	101

			Principal Amount
U.S. Treasury Obligations
U.S. Treasury Bills 2.41% (cost: $580,848 due 4/25/2019) (a) (b)	$581,079	5.90%	582,000

Commercial Paper
WGL Holdings, Inc. 3.03% (cost: $2,490,625 due 5/10/2019)	$2,491,875	25.30%	2,500,000
Total cash equivalents	$3,073,055	31.20%

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States sugar futures contracts
ICE sugar futures JUL19 (243 contracts)	$244,048	2.48%	$3,442,824
ICE sugar futures MAR20 (223 contracts)	148,601	1.51	3,446,688
Total commodity futures contracts	$392,649	3.99%	$6,889,512

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States sugar futures contracts
ICE sugar futures OCT19 (204 contracts)	$146,294	1.49%	$2,958,816

(a) Discount yield at the time of purchase.
(b) All of the security is held by the broker as collateral for open futures contracts.

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

TEUCRIUM SUGAR FUND
 STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended	Three months ended
	March 31, 2019	March 31, 2018
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$361,368	$(269,114)
Net change in unrealized appreciation (depreciation) on commodity futures contracts	60,032	(886,738)
Interest income	66,622	27,917
Total income (loss)	488,022	(1,127,935)

Expenses
Management fees	26,133	17,510
Professional fees	46,448	26,501
Distribution and marketing fees	45,591	65,193
Custodian fees and expenses	5,226	7,191
Business permits and licenses fees	4,442	16,247
General and administrative expenses	4,304	4,124
Brokerage commissions	1,943	2,169
Other expenses	950	3,039
Total expenses	135,037	141,974

Expenses waived by the Sponsor	(41,482)	(80,690)

Total expenses, net	93,555	61,284

Net income (loss)	$394,467	$(1,189,219)

Net income (loss) per share	$0.23	$(1.50)
Net income (loss) per weighted average share	$0.28	$(1.49)
Weighted average shares outstanding	1,427,782	796,393

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND
 STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	Three months ended	Three months ended
	March 31, 2019	March 31, 2018
Operations
Net income (loss)	$394,467	$(1,189,219)
Capital transactions
Issuance of Shares	-	3,325,218
Redemption of Shares	(1,324,400)	-
Total capital transactions	(1,324,400)	3,325,218
Net change in net assets	(929,933)	2,135,999

Net assets, beginning of period	$10,778,739	$6,363,710

Net assets, end of period	$9,848,806	$8,499,709

Net asset value per share at beginning of period	$7.07	$9.79

Net asset value per share at end of period	$7.30	$8.29

Creation of Shares	-	375,000
Redemption of Shares	175,000	-

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND
 STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended	Three months ended
	March 31, 2019	March 31, 2018
Cash flows from operating activities:
Net income (loss)	$394,467	$(1,189,219)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on commodity futures contracts	(60,032)	886,738
Changes in operating assets and liabilities:
Due from broker	351,972	(1,046,950)
Interest receivable	90	47
Other assets	(78,642)	(13,373)
Due to broker	77,840	-
Management fee payable to Sponsor	(1,238)	1,000
Other liabilities	(10,820)	7,160
Net cash provided by (used in) operating activities	673,637	(1,354,597)

Cash flows from financing activities:
Proceeds from sale of Shares	-	3,325,218
Redemption of Shares	(1,324,400)	-
Net cash (used in) provided by financing activities	(1,324,400)	3,325,218

Net change in cash and cash equivalents	(650,763)	1,970,621
Cash and cash equivalents, beginning of period	10,261,941	5,929,275
Cash and cash equivalents, end of period	$9,611,178	$7,899,896

The accompanying notes are an integral part of these financial statements.

 NOTES TO FINANCIAL STATEMENTS
March 31, 2019
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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year ending December 31, 2019.

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

The Sponsor employs Exchange Traded Concepts, LLC ("ETC") as the Marketing Agent, providing certain marketing consulting services in connection with the content strategy and e-mail marketing for the Funds. For its services as the Marketing Agent, ETC receives $5,000 a month and 0.02% of the Fund's average daily net assets, when assets are above the combined amount of $160 million. These services are recorded in distribution and marketing fees on the statements of the operations. A summary of these expenses is included below.

	Three months ended March 31, 2019	Three months ended March 31, 2018
Amount Recognized for Custody Services	$5,226	$7,191
Amount of Custody Services Waived	$-	$4,254

Amount Recognized for Distribution Services	$4,556	$3,407
Amount of Distribution Services Waived	$1,365	$2,236

Amount Recognized for Brokerage Commissions	$1,943	$2,169
Amount of Brokerage Commissions Waived	$-	$-

Amount Recognized for Wilmington Trust	$-	$-
Amount of Wilmington Trust Waived	$-	$-

Amount Recognized for Marketing Agent	$-	$-
Amount of Marketing Agent Fees Waived	$-	$-

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

Beginning in February of 2019, the Sponsor began investing a portion of the cash held by the broker in short term Treasury Bills as collatoral for open futures contracts. Accretion on these investments are recognized using the effective interest method in U.S. dollars and included in interest income on the combined statements of operations.

The Sponsor adopted ASC 606, Revenue from Contracts With Customers, for the year ended December 31, 2018. The adoption did not have a material impact on the financial statements of the Trust or the Funds.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on the trade date and on a full-turn basis.

Income Taxes

For federal income tax purposes, the Fund will be treated as a publicly traded partnership. A publicly traded partnership is generally treated as a corporation for federal income tax purposes unless 90% or more of the publicly traded partnership’s gross income for each taxable year of its existence consists of qualifying income as defined in section 7704(d) of the Internal Revenue Code of 1986, as amended. Qualifying income is defined as generally including, in pertinent part, interest (other than from a financial business), dividends, and gains from the sale or disposition of capital assets held for the production of interest or dividends. In the case of a partnership of which a principal activity is the buying and selling of commodities, other than as inventory, or of futures, forwards and options with respect to commodities, qualifying income also includes income and gains from commodities and from futures, forwards, options with respect to commodities and, provided the partnership is a trader or investor with respect to such assets, swaps and other notional principal contracts with respect to commodities. The Fund expects that at least 90% of the Fund’s gross income for each taxable year will consist of qualifying income and that the Fund will be taxed as a partnership for federal income tax purposes. The Fund does not record a provision for income taxes because the shareholders report their share of the Fund’s income or loss on their income tax returns. The financial statements reflect the Fund’s transactions without adjustment, if any, required for income tax purposes.

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2016 to 2018, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for tax benefits as of March 31, 2019 and for the years ended December 31, 2018, 2017 and 2016. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three months ended March 31, 2019 and 2018.

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

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with maturity dates of 90 days or less when acquired. The Trust reported its cash equivalents in the combined statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short term maturities. Each Fund that is a series of the Trust has the balance of its cash equivalents on deposit with financial institutions. The Trust holds a balance in money market funds that is included in cash and cash equivalents on the combined statements of assets and liabilities. Effective in the second quarter 2015, the Sponsor invested a portion of the available cash for the Funds in alternative demand deposit savings accounts, which is classified as cash and not as cash equivalents. Assets deposited with the bank may, at times, exceed federally insured limits. Effective in the first  quarter 2018, the Sponsor invested a portion of the available cash for the Funds in investment grade commercial paper with durations of 90 days or less, which is classified as a cash equivalent and is not FDIC insured. Effective February 2019, the Sponsor began investing a portion of the cash held by the broker in short term Treasury Bills as collateral for open futures contracts, which is classified as a cash equivalent and is not FDIC insured.

	March 31, 2019	December 31, 2018
Money Market Funds	$101	$100
Demand Deposit Savings Accounts	6,538,123	7,764,709
Commercial Paper	2,491,875	2,497,132
Treasury Bills	581,079	-
Total cash and cash equivalents as presented on the Statement of Assets and Liabilities	$9,611,178	$10,261,941

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

In determining the value of Sugar Futures Contracts, the administrator uses the ICE closing price. The administrator determines the value of all other Fund investments as of the earlier of the close of the NYSE or 4:00 p.m. New York time. The value of over-the-counter sugar interests is determined based on the value of the commodity or futures contract underlying such sugar interest, except that a fair value may be determined if the Sponsor believes that the Fund is subject to significant credit risk relating to the counterparty to such sugar interest. For purposes of financial statements and reports, the Sponsor will recalculate the NAV where necessary to reflect the “fair value” of a Futures Contract when the Futures Contract closes at its price fluctuation limit for the day. Short term Treasury securities held by the Fund are valued by the administrator using values received from recognized third-party vendors and dealer quotes. NAV includes any unrealized profit or loss on open sugar interests and any other income or expense accruing to the Fund but unpaid or not received by the Fund.

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

	Three months ended March 31, 2019	Three months ended March 31, 2018
Recognized Related Party Transactions	$83,422	$67,764
Waived Related Party Transactions	$9,168	$31,150

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

Expenses waived by the Sponsor
Three months ended March 31, 2019	$41,482
Three months ended March 31, 2018	$80,690

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

On March 31, 2019 and December 31, 2018, in the opinion of the Trust and the Fund, the reported value of the Sugar Futures Contracts traded on the ICE fairly reflected the value of the Sugar Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

For the three months ended March 31, 2019 and year ended December 31, 2018, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-01: "Leases (Topic 842): Codification Improvements. These amendments align the guidance for fair value of underlying assets by lessors that are not manufacturers or dealers in Topic 842 with that of existing guidance. The amendments will be effective for fiscal years and interim periods beginning after December 15, 2019 and may be adopted early. The Sponsor is evaluating the impacts but the amendment is not expected to have a material impact on the financial statements of the Trust or the Fund.

The FASB issued ASU 2018-13: “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. These amendments modify public and private company fair value disclosure requirements. While some disclosures were removed or modified, others were added. The guidance is a result of the FASB’s test of the principals developed to improve the effectiveness of disclosures in the notes to the financial statements. The amendments will be effective for fiscal years and interim periods beginning after December 15, 2019 and may be adopted early. The Sponsor is evaluating the impacts, specifically, the removal, modification and addition to the fair value disclosures of the Trust or the Fund.

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

The FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”. These amendments refine and expand hedge accounting for both financial (e.g., interest rate) and commodity risks. Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. It also makes certain targeted improvements to simplify the application of hedge accounting guidance. The amendments were adopted for the quarter ended March 31, 2019; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2016-02, “Leases (Topic 842).” The amendments in this update increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments were adopted for the quarter ended March 31, 2019; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of March 31, 2019 and December 31, 2018:

March 31, 2019

Assets:	Level 1	Level 2	Level 3	Balance as of March 31, 2019
Cash Equivalents	$3,073,055	$-	$-	$3,073,055
Sugar Futures Contracts	392,649	-	-	392,649
Total	$3,465,704	$-	$-	$3,465,704

Liabilities:	Level 1	Level 2	Level 3	Balance as of March 31, 2019
Sugar Futures Contracts	$146,294	$-	$-	$146,294

December 31, 2018

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2018
Cash Equivalents	$2,497,232	$-	$-	$2,497,232
Sugar Futures Contracts	233,979	-	-	233,979
Total	$2,731,211	$-	$-	$2,731,211

Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2018
Sugar Futures Contracts	$47,656	$-	$-	$47,656

For the three months ended March 31, 2019 and year ended December 31, 2018, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the three months ended March 31, 2019 and year ended December 31, 2018, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of March 31, 2019 and December 31, 2018.

Offsetting of Financial Assets and Derivative Assets as of March 31, 2019
	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Sugar futures contracts	$392,649	$-	$392,649	$146,294	$77,840	$168,515

Offsetting of Financial Liabilities and Derivative Liabilities as of March 31, 2019
	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity Price
Sugar futures contracts	$146,294	$-	$146,294	$146,294	$-	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2018
	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Sugar futures contracts	$233,979	$-	$233,979	$47,656	$-	$186,323

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2018
	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amont of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity Price
Sugar futures contracts	$47,656	$-	$47,656	$47,656	$-	$-

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Three months ended March 31, 2019
	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Primary Underlying Risk
Commodity price
Sugar futures contracts	$361,368	$60,032

Three months ended March 31, 2018
	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Primary Underlying Risk
Commodity price
Sugar futures contracts	$(269,114)	$(886,738)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held were $10.3 million for the three months ended March 31, 2019 and  $7.6 million for the three months ended March 31, 2018.

Note 6 – Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the three ended March 31, 2019 and 2018. This information has been derived from information presented in the financial statements. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended March 31, 2019	Three months ended March 31, 2018
Per Share Operation Performance
Net asset value at beginning of period	$7.07	$9.79
Income (loss) from investment operations:
Investment income	0.05	0.04
Net realized and unrealized gain (loss) on commodity futures contracts	0.25	(1.46)
Total expenses, net	(0.07)	(0.08)
Net increase (decrease) in net asset value	0.23	(1.50)
Net asset value at end of period	$7.30	$8.29
Total Return	3.25%	(15.32)%
Ratios to Average Net Assets (Annualized)
Total expenses	5.17%	8.11%
Total expenses, net	3.58%	3.50%
Net investment loss	(1.03)%	(1.91)%

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

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended March 31, 2019 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund.

TEUCRIUM WHEAT FUND
 STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Cash and cash equivalents	$56,126,885	$63,300,447
Interest receivable	17	7
Other assets	88,006	13,454
Equity in trading accounts:
Commodity futures contracts	456,887	-
Due from broker	5,986,260	5,867,925
Total equity in trading accounts	6,443,147	5,867,925
Total assets	62,658,055	69,181,833

Liabilities
Management fee payable to Sponsor	46,455	48,550
Payable for purchases of commercial paper	-	9,969,591
Other liabilities	53,365	28,419
Equity in trading accounts:
Commodity futures contracts	6,559,175	3,985,400
Total liabilities	6,658,995	14,031,960

Net assets	$55,999,060	$55,149,873

Shares outstanding	10,575,004	9,275,004

Shares authorized	13,775,000	15,175,000

Net asset value per share	$5.30	$5.95

Market value per share	$5.29	$5.93

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND
 SCHEDULE OF INVESTMENTS
March 31, 2019
 (Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio (cost $101)	$101	0.00%	101

			Principal Amount
U.S. Treasury Obligations
U.S. Treasury Bills 2.41% (cost: $2,713,619 due 4/25/2019) (a) (b)	$2,714,695	4.85%	2,719,000

Commercial Paper
Enable Midstream Partners, LP 2.87% (cost: $2,495,448 due 04/03/2019)	$2,499,604	4.46%	2,500,000
Enable Midstream Partners, LP 2.95% (cost: $2,482,764 due 05/29/2019)	2,488,240	4.44	2,500,000
Enable Midstream Partners, LP 3.03% (cost: $2,483,542 due 06/05/2019)	2,486,459	4.44	2,500,000
General Motors Financial Company, Inc. 2.88% (cost: $2,488,125 due 04/12/2019)	2,497,823	4.46	2,500,000
Glencore Funding LLC 2.90% (cost: $4,982,860 due 04/12/2019)	4,995,615	8.92	5,000,000
Glencore Funding LLC 2.93% (cost: $2,490,938 due 04/26/2019)	2,494,965	4.46	2,500,000
Walgreens Boots Alliance, Inc. 2.98% (cost: $4,963,944 due 04/08/2019)	4,997,132	8.92	5,000,000
WGL Holdings, Inc. 2.93% (cost: $4,991,513 due 04/02/2019)	4,999,596	8.93	5,000,000
Total Commercial Paper (Total cost: $27,379,134)	$27,459,434	49.03%
Total Cash Equivalents	$30,174,230	53.88%

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures SEP19 (713 contracts)	$456,887	0.82%	$16,791,150

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures JUL19 (847 contracts)	$2,340,850	4.18%	$19,629,225
CBOT wheat futures DEC19 (808 contracts)	4,218,325	7.53	19,583,900
Total commodity futures contracts	$6,559,175	11.71%	$39,213,125

(a) Discount yield at the time of purchase.
(b) All of the security is held by the broker as collateral for open futures contracts.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND
SCHEDULE OF INVESTMENTS
December 31, 2018

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio (cost $100)	$100	0.00%	100

			Principal Amount
Commercial Paper
CNH Industrial Capital LLC 2.62% (cost: $2,484,833 due 1/10/2019)	$2,498,375	4.53%	2,500,000
Enable Midstream Partners, LP 2.75% (cost: $2,491,469 due 1/10/2019)	2,498,294	4.53	2,500,000
Enable Midstream Partners, LP 3.04% (cost: $4,962,425 due 2/28/2019)	4,975,785	9.02	5,000,000
Energy Transfer Operating, L.P. 3.10% (cost: $7,481,452 due 1/31/2019)	7,481,452	13.57	7,500,000
Ford Motor Credit Company LLC 2.63% (cost: $2,483,750 due 1/3/2019)	2,499,639	4.53	2,500,000
Ford Motor Credit Company LLC 2.68% (cost: $2,483,806 due 1/18/2019)	2,496,872	4.53	2,500,000
Ford Motor Credit Company LLC 2.81% (cost: $2,483,783 due 2/6/2019)	2,493,050	4.52	2,500,000
General Motors Financial Company, Inc. 2.83% (cost: $2,488,139 due 3/5/2019)	2,488,139	4.51	2,500,000
Humana Inc. 2.91% (cost: $2,484,600 due 2/11/2019)	2,491,800	4.52	2,500,000
Royal Caribbean Cruises Ltd. 2.73% (cost: $4,988,709 due 1/2/2019)	4,999,618	9.07	5,000,000
Royal Caribbean Cruises Ltd. 2.77% (cost: $2,494,462 due 1/2/2019)	2,499,809	4.53	2,500,000
Total Commercial Paper (cost: $37,327,428)	$37,422,833	67.86%
Total Cash Equivalents	$37,422,933	67.86%

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures MAY19 (756 contracts)	$1,367,838	2.48%	$19,296,900
CBOT wheat futures JUL19 (637 contracts)	544,812	0.99	16,514,225
CBOT wheat futures DEC19 (713 contracts)	2,072,750	3.76	19,340,125
Total commodity futures contracts	$3,985,400	7.23%	$55,151,250

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND
 STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended	Three months ended
	March 31, 2019	March 31, 2018
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized (loss) gain on commodity futures contracts	$(4,095,363)	$1,332,663
Net change in unrealized (depreciation) appreciation on commodity futures contracts	(2,116,888)	1,088,162
Interest income	372,469	275,403
Total (loss) income	(5,839,782)	2,696,228

Expenses
Management fees	137,644	165,037
Professional fees	93,678	115,357
Distribution and marketing fees	196,907	279,396
Custodian fees and expenses	24,776	34,595
Business permits and licenses fees	5,506	9,571
General and administrative expenses	23,399	22,102
Brokerage commissions	10,603	17,030
Other expenses	2,753	13,040
Total expenses	495,266	656,128

Expenses waived by the Sponsor	(2,500)	(23,769)

Total expenses, net	492,766	632,359

Net (loss) income	$(6,332,548)	$2,063,869

Net (loss) income per share	$(0.65)	$0.20
Net (loss) income per weighted average share	$(0.65)	$0.19
Weighted average shares outstanding	9,752,782	10,596,115

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND
 STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	Three months ended	Three months ended
	March 31, 2019	March 31, 2018
Operations
Net (loss) income	$(6,332,548)	$2,063,869
Capital transactions
Issuance of Shares	7,724,975	5,096,243
Redemption of Shares	(543,240)	(3,737,048)
Total capital transactions	7,181,735	1,359,195
Net change in net assets	849,187	3,423,064

Net assets, beginning of period	$55,149,873	$61,416,019

Net assets, end of period	$55,999,060	$64,839,083

Net asset value per share at beginning of period	$5.95	$5.99

Net asset value per share at end of period	$5.30	$6.19

Creation of Shares	1,400,000	825,000
Redemption of Shares	100,000	600,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND
 STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended	Three months ended
	March 31, 2019	March 31, 2018
Cash flows from operating activities:
Net (loss) income	$(6,332,548)	$2,063,869
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Net change in unrealized depreciation (appreciation) on commodity futures contracts	2,116,888	(1,088,162)
Changes in operating assets and liabilities:
Due from broker	(118,335)	137,870
Interest receivable	(10)	111
Other assets	(74,552)	(167,981)
Payable for purchases of commercial paper	(9,969,591)	-
Management fee payable to Sponsor	(2,095)	6,884
Other liabilities	24,946	49,750
Net cash (used in) provided by operating activities	(14,355,297)	1,002,341

Cash flows from financing activities:
Proceeds from sale of Shares	7,724,975	5,096,243
Redemption of Shares	(543,240)	(3,737,048)
Net cash provided by financing activities	7,181,735	1,359,195

Net change in cash and cash equivalents	(7,173,562)	2,361,536
Cash and cash equivalents, beginning of period	63,300,447	58,932,231
Cash and cash equivalents, end of period	$56,126,885	$61,293,767

The accompanying notes are an integral part of these financial statements.

 NOTES TO FINANCIAL STATEMENTS
March 31, 2019
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

On June 17, 2011, the Fund’s initial registration of 10,000,000 shares on Form S1 was declared effective by the SEC. On September 19, 2011, the Fund listed its shares on the NYSE Arca under the ticker symbol “WEAT.” On the business day prior to that, the Fund issued 100,000 shares in exchange for $2,500,000 at the Fund’s initial NAV of $25 per share. The Fund also commenced investment operations on September 19, 2011 by purchasing commodity futures contracts traded on the CBOT. On December 31, 2010, the Fund had four shares outstanding, which were owned by the Sponsor. On June 20, 2014, a subsequent registration statement for WEAT was declared effective by the SEC. As of March 31, 2019, WEAT offered its shares pursuant to a registration statement that was declared effective on July 15, 2016, which registered an additional 24,050,000 shares.

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year ending December 31, 2019.

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

The Sponsor employs Exchange Traded Concepts, LLC ("ETC") as the Marketing Agent, providing certain marketing consulting services in connection with the content strategy and e-mail marketing for the Funds. For its services as the Marketing Agent, ETC receives $5,000 a month and 0.02% of the Fund's average daily net assets, when assets are above the combined amount of $160 million. These services are recorded in distribution and marketing fees on the statements of the operations. A summary of these expenses is included below.

	Three months ended March 31, 2019	Three months ended March 31, 2018
Amount Recognized for Custody Services	$24,776	$34,595
Amount of Custody Services Waived	$-	$-

Amount Recognized for Distribution Services	$11,365	$20,218
Amount of Distribution Services Waived	$-	$4,404

Amount Recognized for Brokerage Commissions	$10,603	$17,030
Amount of Brokerage Commissions Waived	$-	$-

Amount Recognized for Wilmington Trust	$-	$-
Amount of Wilmington Trust Waived	$-	$-

Amount Recognized for Marketing Agent	$-	$-
Amount of Marketing Agent Fees Waived	$-	$-

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

Beginning in February of 2019, the Sponsor began investing a portion of the cash held by the broker in short term Treasury Bills as collatoral for open futures contracts. Accretion on these investments are recognized using the effective interest method in U.S. dollars and included in interest income on the combined statements of operations.

The Sponsor adopted ASC 606, Revenue from Contracts With Customers, for the year ended December 31, 2018. The adoption did not have a material impact on the financial statements of the Trust or the Funds.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on the trade date and on a full-turn basis.

Income Taxes

For federal income tax purposes, the Fund will be treated as a publicly traded partnership. A publicly traded partnership is generally treated as a corporation for federal income tax purposes unless 90% or more of the publicly traded partnership’s gross income for each taxable year of its existence consists of qualifying income as defined in section 7704(d) of the Internal Revenue Code of 1986, as amended. Qualifying income is defined as generally including, in pertinent part, interest (other than from a financial business), dividends, and gains from the sale or disposition of capital assets held for the production of interest or dividends. In the case of a partnership of which a principal activity is the buying and selling of commodities, other than as inventory, or of futures, forwards and options with respect to commodities, qualifying income also includes income and gains from commodities and from futures, forwards, options with respect to commodities and, provided the partnership is a trader or investor with respect to such assets, swaps and other notional principal contracts with respect to commodities. The Fund expects that at least 90% of the Fund’s gross income for each taxable year will consist of qualifying income and that the Fund will be taxed as a partnership for federal income tax purposes. The Fund does not record a provision for income taxes because the shareholders report their share of the Fund’s income or loss on their income tax returns. The financial statements reflect the Fund’s transactions without adjustment, if any, required for income tax purposes.

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2016 to 2018, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2019 and for the years ended December 31, 2018, 2017 and 2016. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three months ended March 31, 2019 and 2018.

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

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with maturity dates of 90 days or less when acquired. The Trust reported its cash equivalents in the combined statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short term maturities. Each Fund that is a series of the Trust has the balance of its cash equivalents on deposit with financial institutions. The Trust holds a balance in money market funds that is included in cash and cash equivalents on the combined statements of assets and liabilities. Effective in the second quarter 2015, the Sponsor invested a portion of the available cash for the Funds in alternative demand deposit savings accounts, which is classified as cash and not as cash equivalents. Assets deposited with the bank may, at times, exceed federally insured limits. Effective in the first  quarter 2018, the Sponsor invested a portion of the available cash for the Funds in investment grade commercial paper with durations of 90 days or less, which is classified as a cash equivalent and is not FDIC insured. Effective February 2019, the Sponsor began investing a portion of the cash held by the broker in short term Treasury Bills as collatoral for open futures contracts, which is classified as a cash equivalent and is not FDIC insured.

	March 31, 2019	December 31, 2018
Money Market Funds	$101	$100
Demand Deposit Savings Accounts	25,952,655	25,877,514
Commercial Paper	27,459,434	37,422,833
Treasury Bills	2,714,695	-
Total cash and cash equivalents as presented on the Statement of Assets and Liabilities	$56,126,885	$63,300,447

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

In determining the value of Wheat Futures Contracts, the administrator uses the CBOT closing price. The administrator determines the value of all other Fund investments as of the earlier of the close of the NYSE or 4:00 p.m. New York time. The value of over-the-counter wheat interests is determined based on the value of the commodity or futures contract underlying such wheat interest, except that a fair value may be determined if the Sponsor believes that the Fund is subject to significant credit risk relating to the counterparty to such wheat interest. For purposes of financial statements and reports, the Sponsor will recalculate the NAV where necessary to reflect the “fair value” of a Futures Contract when the Futures Contract closes at its price fluctuation limit for the day. Short term Treasury securities held by the Fund are valued by the administrator using values received from recognized third-party vendors and dealer quotes. NAV includes any unrealized profit or loss on open wheat interests and any other income or expense accruing to the Fund but unpaid or not received by the Fund.

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

	Three months ended March 31, 2019	Three months ended March 31, 2018
Recognized Related Party Transactions	$208,528	$406,610
Waived Related Party Transactions	$2,500	$13,147

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

Expenses waived by the Sponsor
Three months ended March 31, 2019	$2,500
Three months ended March 31, 2018	$23,769

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

On March 31, 2019 and December 31, 2018, in the opinion of the Trust and the Fund, the reported value of the Wheat Futures Contracts traded on the CBOT fairly reflected the value of the Wheat Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

For the three months ended March 31, 2019 and year ended December 31, 2018, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-01: "Leases (Topic 842): Codification Improvements. These amendments align the guidance for fair value of underlying assets by lessors that are not manufacturers or dealers in Topic 842 with that of existing guidance. The amendments will be effective for fiscal years and interim periods beginning after December 15, 2019 and may be adopted early. The Sponsor is evaluating the impacts but the amendment is not expected to have a material impact on the financial statements of the Trust or the Fund.

The FASB issued ASU 2018-13: “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. These amendments modify public and private company fair value disclosure requirements. While some disclosures were removed or modified, others were added. The guidance is a result of the FASB’s test of the principals developed to improve the effectiveness of disclosures in the notes to the financial statements. The amendments will be effective for fiscal years and interim periods beginning after December 15, 2019 and may be adopted early. The Sponsor is evaluating the impacts, specifically, the removal, modification and addition to the fair value disclosures of the Trust or the Fund.

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

The FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”. These amendments refine and expand hedge accounting for both financial (e.g., interest rate) and commodity risks. Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. It also makes certain targeted improvements to simplify the application of hedge accounting guidance. The amendments were adopted for the quarter ended March 31, 2019; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2016-02, “Leases (Topic 842).” The amendments in this update increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments were adopted for the quarter ended March 31, 2019; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of March 31, 2019 and December 31, 2018:

March 31, 2019

Assets:	Level 1	Level 2	Level 3	Balance as of March 31, 2019
Cash equivalents	$30,174,230	$-	$-	$30,174,230
Wheat futures contracts	456,887	-	-	456,887
Total	$30,631,117	$-	$-	$30,631,117

Liabilities:	Level 1	Level 2	Level 3	Balance as of March 31, 2019
Wheat futures contracts	$6,559,175	$-	$-	$6,559,175

December 31, 2018
Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2018
Cash equivalents	$37,422,933	$-	$-	$37,422,933

Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2018
Wheat futures contracts	$3,985,400	$-	$-	$3,985,400

For the three months ended March 31, 2019 and year ended December 31, 2018, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the three months ended March 31, 2019 and for the year ended December 31, 2018, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of March 31, 2019 and December 31, 2018.

Offsetting of Financial Assets and Derivative Assets as of March 31, 2019
	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Wheat futures contracts	$456,887	$-	$456,887	$456,887	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of March 31, 2019
	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity Price
Wheat futures contracts	$6,559,175	$-	$6,559,175	$456,887	$5,986,260	$116,028

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2018
	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amont of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity Price
Wheat futures contracts	$3,985,400	$-	$3,985,400	$-	$3,985,400	$-

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Three months ended March 31, 2019
	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Primary Underlying Risk
Commodity price
Wheat futures contracts	$(4,095,363)	$(2,116,888)

Three months ended March 31, 2018
	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Primary Underlying Risk
Commodity price
Wheat futures contracts	$1,332,663	$1,088,162

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $55.5 million for the three months ended March 31, 2019 and $68.1 million for the three months ended March 31, 2018.

Note 6 – Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the three months ended March 31, 2019 and 2018. This information has been derived from information presented in the financial statements. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended
	March 31, 2019	March 31, 2018
Per Share Operation Performance
Net asset value at beginning of period	$5.95	$5.99
Income (loss) from investment operations:
Investment income	0.04	0.03
Net realized and unrealized (loss) gain on commodity futures contracts	(0.64)	0.23
Total expenses, net	(0.05)	(0.06)
Net (decrease) increase in net asset value	(0.65)	0.20
Net asset value at end of period	$5.30	$6.19
Total Return	(10.92)%	3.34%
Ratios to Average Net Assets (Annualized)
Total expenses	3.60%	3.98%
Total expenses, net	3.58%	3.83%
Net investment loss	(0.87)%	(2.16) %

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

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended March 31, 2019 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than those noted below:

On April 29, 2019, the SEC declared effective a new registration statement for WEAT. This registration statement registered an additional 30,000,000 shares of the Fund.

TEUCRIUM AGRICULTURAL FUND
 STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Cash equivalents	$2,939	2,862
Interest receivable	6	5
Other assets	375	-
Equity in trading accounts:
Investments in securities, at fair value (cost $2,012,081 and $2,021,172 as of March 31, 2019 and December 31, 2018, respectively)	1,461,159	1,523,286
Total assets	1,464,479	1,526,153

Liabilities
Other liabilities	992	1,393

Net assets	$1,463,487	$1,524,760

Shares outstanding	75,002	75,002

Shares authorized	4,625,000	4,625,000

Net asset value per share	$19.51	$20.33

Market value per share	$19.39	$20.53

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND
 SCHEDULE OF INVESTMENTS
March 31, 2019
(Unaudited)

Description: Assets	Fair Value	Percentage of Net Assets	Shares

Exchange-traded funds
Teucrium Corn Fund	$362,389	24.76%	23,808
Teucrium Soybean Fund	372,424	25.45	23,581
Teucrium Sugar Fund	361,297	24.69	49,524
Teucrium Wheat Fund	365,049	24.94	68,937
Total exchange-traded funds (cost $2,012,081)	$1,461,159	99.84%

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio (cost $2,939)	$2,939	0.20%	2,939

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

TEUCRIUM AGRICULTURAL FUND
 STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended	Three months ended
	March 31, 2019	March 31, 2018
Income
Realized and unrealized gain (loss) on trading of securities:
Realized loss on securities	$(7,537)	$(82,218)
Net change in unrealized (depreciation) appreciation on securities	(53,036)	85,654
Interest income	17	8
Total (loss) income	(60,556)	3,444

Expenses
Professional fees	3,003	1,083
Distribution and marketing fees	6,088	4,229
Custodian fees and expenses	788	559
Business permits and licenses fees	12,000	12,000
General and administrative expenses	386	543
Other expenses	36	215
Total expenses	22,301	18,629

Expenses waived by the Sponsor	(21,584)	(17,215)

Total expenses, net	717	1,414

Net (loss) income	$(61,273)	$2,030

Net (loss) income per share	$(0.82)	$0.04
Net (loss) income per weighted average share	$(0.82)	$0.04
Weighted average shares outstanding	75,002	50,002

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND
 STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	Three months ended	Three months ended
	March 31, 2019	March 31, 2018
Operations
Net (loss) income	$(61,273)	$2,030
Net change in net assets	(61,273)	2,030

Net assets, beginning of period	$1,524,760	$1,137,639

Net assets, end of period	$1,463,487	$1,139,669

Net asset value per share at beginning of period	$20.33	$22.75

Net asset value per share at end of period	$19.51	$22.79

Creation of Shares	-	-
Redemption of Shares	-	-

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND
 STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended	Three months ended
	March 31, 2019	March 31, 2018
Cash flows from operating activities:
Net (loss) income	$(61,273)	$2,030
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net change in unrealized depreciation (appreciation) on securities	53,036	(85,654)
Changes in operating assets and liabilities:
Net sale of investments in securities	9,091	84,881
Interest receivable	(1)	(2)
Other assets	(375)	(860)
Other liabilities	(401)	123
Net cash provided by operating activities	77	518

Net change in cash equivalents	77	518
Cash equivalents, beginning of period	2,862	2,474
Cash equivalents, end of period	$2,939	$2,992

The accompanying notes are an integral part of these financial statements.

 NOTES TO FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

Note 1 – Organization and Operation

Teucrium Agricultural Fund (referred to herein as “TAGS” or the “Fund”) is a series of Teucrium Commodity Trust (“Trust”), a Delaware statutory trust organized on September 11, 2009. The Fund operates pursuant to the Trust’s Fifth Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”). The Fund was formed on March 29, 2011 and is managed and controlled by Teucrium Trading, LLC (the “Sponsor”). The Sponsor is a limited liability company formed in Delaware on July 28, 2009 that is registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association (“NFA”). The Sponsor registered as a Commodity Trading Advisor ("CTA") with the CFTC effective September 8, 2017.

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

While the Fund expects to maintain substantially all of its assets in shares of the Underlying Funds at all times, the Fund may hold some residual amount of assets in obligations of the United States government (“Treasury Securities”) or cash equivalents, and/or merely hold such assets in cash (generally in interest-bearing accounts). The Underlying Funds invest in Commodity Interests to the fullest extent possible without being leveraged or unable to satisfy their expected current or potential margin or collateral obligations with respect to their investments in Commodity Interests. After fulfilling such margin and collateral requirements, the Underlying Funds will invest the remainder of the proceeds from the sale of baskets in short term Treasury Securities or cash equivalents, and/or merely hold such assets in cash. Therefore, the focus of the Sponsor in managing the Underlying Funds is investing in Commodity Interests and in cash and/or cash equivalents. The Fund and Underlying Funds will earn interest income from the short term Treasury Securities and/or cash equivalents that it purchases and on the cash, it holds through the Fund’s custodian.

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year ending December 31, 2019.

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

The Sponsor employs Exchange Traded Concepts, LLC ("ETC") as the Marketing Agent, providing certain marketing consulting services in connection with the content strategy and e-mail marketing for the Funds. For its services as the Marketing Agent, ETC receives $5,000 a month and 0.02% of the Fund's average daily net assets, when assets are above the combined amount of $160 million. These services are recorded in distribution and marketing fees on the statements of the operations. A summary of these expenses is included below.

	Three months ended March 31, 2019	Three months ended March 31, 2018
Amount Recognized for Custody Services	$788	$559
Amount of Custody Services Waived	$788	$457

Amount Recognized for Distribution Services	$332	$247
Amount of Distribution Services Waived	$241	$247

Amount Recognized for Brokerage Commissions	$-	$-
Amount of Brokerage Commissions Waived	$-	$-

Amount Recognized for Wilmington Trust	$-	$-
Amount of Wilmington Trust Waived	$-	$-

Amount Recognized for Marketing Agent	$-	$-
Amount of Marketing Agent Fees Waived	$-	$-

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

Income Taxes

For federal income tax purposes, the Fund will be treated as a publicly traded partnership. A publicly traded partnership is generally treated as a corporation for federal income tax purposes unless 90% or more of the publicly traded partnership’s gross income for each taxable year of its existence consists of qualifying income as defined in section 7704(d) of the Internal Revenue Code of 1986, as amended. Qualifying income is defined as generally including, in pertinent part, interest (other than from a financial business), dividends, and gains from the sale or disposition of capital assets held for the production of interest or dividends. In the case of a partnership of which a principal activity is the buying and selling of commodities, other than as inventory, or of futures, forwards and options with respect to commodities, qualifying income also includes income and gains from commodities and from futures, forwards, options with respect to commodities and, provided the partnership is a trader or investor with respect to such assets, swaps and other notional principal contracts with respect to commodities. The Fund expects that at least 90% of the Fund’s gross income for each taxable year will consist of qualifying income and that the Fund will be taxed as a partnership for federal income tax purposes. The Fund does not record a provision for income taxes because the shareholders report their share of the Fund’s income or loss on their income tax returns. The financial statements reflect the Fund’s transactions without adjustment, if any, required for income tax purposes.

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2016 to 2018, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. This policy has been applied to all existing tax positions upon the Fund’s initial adoption. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2019 and for the years ended December 31, 2018, 2017 and 2016. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three months ended March 31, 2019 and 2018.

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

Cash  and Cash Equivalents

Cash equivalents are highly-liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has these balances of its assets on deposit with banks. Assets deposited with a financial institution may, at times, exceed federally insured limits. TAGS had a balance of $2,939 and $2,862 in money market funds at March 31, 2019 and December 31, 2018, respectively; these balances are included in cash equivalents on the statements of assets and liabilities.

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
For purposes of the determining the Fund’s NAV, the Fund’s investments in the Underlying Funds will be valued based on the Underlying Funds’ NAVs. In turn, in determining the value of the Futures Contracts held by the Underlying Funds, the Administrator will use the closing price on the exchange on which they are traded. The Administrator will determine the value of all other Fund and Underlying Fund investments as of the earlier of the close of the New York Stock Exchange or 4:00 p.m. New York time, in accordance with the current Services Agreement between the Administrator and the Trust. The value of over-the-counter Commodity Interests will be determined based on the value of the commodity or Futures Contract underlying such Commodity Interest, except that a fair value may be determined if the Sponsor believes that the Underlying Fund is subject to significant credit risk relating to the counterparty to such Commodity Interest. For purposes of financial statements and reports, the Sponsor will recalculate the NAV of an Underlying Fund where necessary to reflect the “fair value” of a Futures Contract held by an Underlying Fund when a Futures Contract held by an Underlying Fund closes at its price fluctuation limit for the day. Short term Treasury Securities held by the Fund or Underlying Funds will be valued by the Administrator using values received from recognized third-party vendors (such as Reuters) and dealer quotes. NAV will include any unrealized profit or loss on open Commodity Interests and any other credit or debit accruing to the Fund but unpaid or not received by the Fund.

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

	Three months ended March 31, 2019	Three months ended March 31, 2018
Recognized Related Party Transactions	$6,033	$5,067
Waived Related Party Transactions	$4,806	$3,067

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

Expenses waived by the Sponsor
Three months ended March 31, 2019	$21,584
Three months ended March 31, 2018	$17,215

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-01: "Leases (Topic 842): Codification Improvements. These amendments align the guidance for fair value of underlying assets by lessors that are not manufacturers or dealers in Topic 842 with that of existing guidance. The amendments will be effective for fiscal years and interim periods beginning after December 15, 2019 and may be adopted early. The Sponsor is evaluating the impacts but the amendment is not expected to have a material impact on the financial statements of the Trust or the Fund.

The FASB issued ASU 2018-13: “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. These amendments modify public and private company fair value disclosure requirements. While some disclosures were removed or modified, others were added. The guidance is a result of the FASB’s test of the principals developed to improve the effectiveness of disclosures in the notes to the financial statements. The amendments will be effective for fiscal years and interim periods beginning after December 15, 2019 and may be adopted early. The Sponsor is evaluating the impacts, specifically, the removal, modification and addition to the fair value disclosures of the Trust or the Fund.

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

The FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”. These amendments refine and expand hedge accounting for both financial (e.g., interest rate) and commodity risks. Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. It also makes certain targeted improvements to simplify the application of hedge accounting guidance. The amendments were adopted for the quarter ended March 31, 2019; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2016-02, “Leases (Topic 842).” The amendments in this update increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments were adopted for the quarter ended March 31, 2019; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2. The following table presents information about the Fund’s assets and liabilities measured at fair value as of March 31, 2019 and December 31, 2018:

March 31, 2019
Assets:	Level 1	Level 2	Level 3	Balance as of March 31, 2019
Exchange Traded Funds	$1,461,159	$-	$-	$1,461,159
Cash Equivalents	2,939	-	-	2,939
Total	$1,464,098	$-	$-	$1,464,098

December 31, 2018
Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2018
Exchange Traded Funds	$1,523,286	$-	$-	$1,523,286
Cash Equivalents	2,862	-	-	2,862
Total	$1,526,148	$-	$-	$1,526,148

For the three months ended March 31, 2019 and year ended December 31, 2018, the Fund did not have any transfers between any of the level of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the three months ended March 31, 2019 and 2018. This information has been derived from information presented in the financial statements. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended
	March 31, 2019	March 31, 2018
Per Share Operation Performance
Net asset value at beginning of period	$20.33	$22.75
Income (loss) from investment operations:
Net realized and unrealized (loss) gain on investment transactions	(0.81)	0.07
Total expenses, net	(0.01)	(0.03)
Net (decrease) increase in net asset value	(0.82)	0.04
Net asset value at end of period	$ 19.51	$ 22.79
Total Return	(4.03) %	0.18%
Ratios to Average Net Assets (Annualized)
Total expenses	5.90%	6.59%
Total expenses, net	0.19%	0.50%
Net investment loss	(0.19) %	(0.50) %

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

Note 7 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended March 31, 2019 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund.

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

Overview/Introduction

Teucrium Commodity Trust (“Trust”), a Delaware statutory trust organized on September 11, 2009, is a series trust consisting of five series: Teucrium Corn Fund (“CORN”), Teucrium Sugar Fund (“CANE”), Teucrium Soybean Fund (“SOYB”), Teucrium Wheat Fund (“WEAT”), and Teucrium Agricultural Fund (“TAGS”). All of the series of the Trust are collectively referred to as the “Funds” and singularly as the “Fund.” Each Fund is a commodity pool that is a series of the Trust. The Funds issue common units, called the “Shares,” representing fractional undivided beneficial interests in a Fund. Effective as of April 29, 2019, the Trust and the Funds operate pursuant to the Trust’s Fifth Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”).

On June 5, 2010, the initial Form S-1 for CORN was declared effective by the U.S. Securities and Exchange Commission (“SEC”). On June 8, 2010, four Creation Baskets for CORN were issued representing 200,000 shares and $5,000,000. CORN began trading on the New York Stock Exchange (“NYSE”) Arca on June 9, 2010. The current registration statement for CORN was declared effective by the SEC on April 29, 2019.

On June 17, 2011, the initial Forms S-1 for CANE, SOYB, and WEAT were declared effective by the SEC. On September 16, 2011, two Creation Baskets were issued for each Fund, representing 100,000 shares and $2,500,000, for CANE, SOYB, and WEAT. On September 19, 2011, CANE, SOYB, and WEAT started trading on the NYSE Arca. The current registration statements for CANE and SOYB were declared effective by the SEC on April 30, 2018. The registration statements for SOYB and CANE registered an additional 5,000,000 shares each. The current registration statement for WEAT was declared effective on April 29, 2019. This registration statement for WEAT registered an additional 30,000,000 shares.

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

Each Benchmark is rebalanced periodically to ensure that each of the Benchmark Component Futures Contracts is weighted in the same proportion as in the investment objective for each Fund. The following tables reflect the March 31, 2019, Benchmark Component Futures Contracts weights for each of the Funds, the contract held is identified by the generally accepted nomenclature of contract month and year, which may differ from the month in which the contract expires:

CORN Benchmark Component Futures Contracts	Notional Value	Weight (%)

CBOT Corn Futures (1,044 contracts, JUL19)	$19,118,250	35%
CBOT Corn Futures (877 contracts, SEP19)	16,443,750	30
CBOT Corn Futures (1,001 contracts, DEC19)	19,256,738	35

Total at March 31, 2019	$54,818,738	100%

SOYB Benchmark Component Futures Contracts	Notional Value	Weight (%)

CBOT Soybean Futures (182 contracts, JUL19)	$8,169,525	35%
CBOT Soybean Futures (152 contracts, NOV19)	6,984,400	30
CBOT Soybean Futures (171 contracts, NOV20)	8,150,288	35

Total at March 31, 2019	$23,304,213	100%

CANE Benchmark Component Futures Contracts	Notional Value	Weight (%)

ICE Sugar Futures (243 contracts, JUL19)	$3,442,824	35%
ICE Sugar Futures (204 contracts, OCT19)	2,958,816	30
ICE Sugar Futures (223 contracts, MAR20)	3,446,688	35

Total at March 31, 2019	$9,848,328	100%

WEAT Benchmark Component Futures Contracts	Notional Value	Weight (%)

CBOT Wheat Futures (847 contracts, JUL19)	$19,629,225	35%
CBOT Wheat Futures (713 contracts, SEP19)	16,791,150	30
CBOT Wheat Futures (808 contracts, DEC19)	19,583,900	35

Total at March 31, 2019	$56,004,275	100%

TAGS Benchmark Component Futures Contracts	Fair Value	Weight (%)
Shares of Teucrium Corn Fund (23,808 shares)	$362,389	25%
Shares of Teucrium Soybean Fund (23,581 shares)	372,424	25-
Shares of Teucrium Wheat Fund (68,937 shares)	365,049	25
Shares of Teucrium Sugar Fund (49,524 shares)	361,297	25

Total at March 31, 2019	$1,461,159	100%

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

The Funds earn interest and other income (“interest income”) from cash equivalents that it purchases and on the cash, it holds through the Custodian or other financial institution. The Sponsor anticipates that the interest income will increase the NAV of each Fund. The Funds apply the interest income to the acquisition of additional investments or use it to pay its expenses. If the Fund reinvests the earned interest income, it makes investments that are consistent with its investment objectives as disclosed. Any cash equivalent invested by a Fund will have original maturity dates of three months or less at inception. Any cash equivalents invested by a Fund will be deemed by the Sponsor to be of investment grade quality. At the end of the quarter, available cash balances in each of the Funds were invested in the Fidelity Institutional Money Market Funds – Government Portfolio, in demand deposits at Rabobank, N.A, and in commercial paper with maturities of ninety days or less. On February 1, 2019, in CORN, SOYB, CANE, and WEAT, the Sponsor elected to invest a portion of the amount of funds required to be on deposit with the FCM as initial margin in U.S. Treasury obligations with time to maturity of 90 days or less. The obligations are purchased and held in the respective Fund accounts through the FCM.

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

Performance Summary

This report covers the periods from January 1 to March 31, 2019 for each Fund. Total expenses are presented both gross and net of any expenses waived or paid by the Sponsor that would have been incurred by the Funds (“expenses waived by the Sponsor”).

CORN Per Share Operation Performance
Net asset value at beginning of period	$16.11
Loss from investment operations:
Investment income	0.10
Net realized and unrealized loss on commodity futures contracts	(0.85)
Total expenses	(0.14)
Net decrease in net asset value	(0.89)
Net asset value end of period	$15.22
Total Return	(5.52)%
Ratios to Average Net Assets (Annualized)
Total expenses	3.64%
Total expenses, net	3.60%
Net investment loss	(0.90)%

SOYB Per Share Operation Performance
Net asset value at beginning of period	$16.20
Loss from investment operations:
Investment income	0.11
Net realized and unrealized loss on commodity futures contracts	(0.37)
Total expenses	(0.15)
Net decrease in net asset value	(0.41)
Net asset value at end of period	$15.79
Total Return	(2.53)%
Ratios to Average Net Assets (Annualized)
Total expenses	4.60%
Total expenses, net	3.60%
Net investment loss	(0.92)%

CANE Per Share Operation Performance
Net asset value at beginning of period	$7.07
Income from investment operations:
Investment income	0.05
Net realized and unrealized gain on commodity futures contracts	0.25
Total expenses	(0.07)
Net increase in net asset value	0.23
Net asset value at end of period	$7.30
Total Return	3.25%
Ratios to Average Net Assets (Annualized)
Total expenses	5.17%
Total expenses, net	3.58%
Net investment loss	(1.03)%

WEAT Per Share Operation Performance
Net asset value at beginning of period	$5.95
Loss from investment operations:
Investment income	0.04
Net realized and unrealized loss on commodity futures contracts	(0.64)
Total expenses	(0.05)
Net decrease in net asset value	(0.65)
Net asset value at end of period	$5.30
Total Return	(10.92)%
Ratios to Average Net Assets (Annualized)
Total expenses	3.60%
Total expenses, net	3.58%
Net investment loss	(0.87)%

TAGS Per Share Operation Performance
Net asset value at beginning of period	$20.33
Loss from investment operations:
Investment income	0.00
Net realized and unrealized loss on investment transactions	(0.81)
Total expenses	(0.01)
Net decrease in net asset value	(0.82)
Net asset value at end of period	$19.51
Total Return	(4.03)%
Ratios to Average Net Assets (Annualized)
Total expenses	5.90%
Total expenses, net	0.19%
Net investment loss	(0.19)%

Past performance of a Fund is not necessarily indicative of future performance.

Results of Operations

The following includes a section for each Fund of the Trust.

The discussion below addresses the material changes in the results of operations for the three months ended March 31, 2019 compared to the same period in 2018. The following includes a section for each Fund of the Trust for the periods in which each Fund was in operation. CORN, SOYB, WEAT, CANE and TAGS each operated for the entirety of all periods.

Total expenses for the current and comparative periods are presented both gross and net of any expenses waived or paid by the Sponsor that would have been incurred by the Funds (“expenses waived by the Sponsor”). For all expenses waived in 2018 and 2019, the Sponsor has determined that no reimbursement will be sought in future periods. “Total expenses, net” is after the impact of any expenses waived by the Sponsor, are presented in the same manner as previously reported. There is, therefore, no impact to or change in the Net gain or Net loss in any period for the Trust and each Fund as a result of this change in presentation.

The Sponsor is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Fund, including services directly attributable to the Fund such as accounting, financial reporting, regulatory compliance and trading activities. In some cases, at its discretion, the Sponsor may elect not to outsource certain of these expenses. In addition, the Funds, except for TAGS which has no such fee, are contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum.

The Fund generally pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. Each Fund also pays its portion of the fees and expenses associated with the Trust’s tax accounting and reporting requirements. Certain aggregate expenses common to all Funds within the Trust are allocated by the Sponsor to the respective funds based on activity drivers deemed most appropriate by the Sponsor for such expenses, including but not limited to relative assets under management and creation order activity. These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to services provided by the Sponsor or related parties of principals ofthe Sponsor; these are necessary services to the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Funds and are, primarily, included as distribution and marketing fees on the statements of operations. These amounts, for the Trust and for each Fund, are detailed in the notes to the financial statements included in Part II of this filing.

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

On March 31, 2019, the Fund had 3,600,004 shares outstanding and net assets of $54,796,796. This is in comparison to 3,950,004 shares outstanding and net assets of $71,062,442 on March 31, 2018 and 3,500,004 shares outstanding with net assets of $56,379,057 on December 31, 2018. Shares outstanding decreased by 350,000 or 9% for the period ended March 31, 2019 when compared to March 31, 2018 and increased by 100,000 or 3% for the period ended March 31, 2019 when compared to December 31, 2018. This increase year over year was, in the opinion of management, due to the continued low price of corn relative to historical levels and concerns over the U.S. weather during the harvest period.

Total net assets for the Fund were $54,796,796 on March 31, 2019 compared to $71,062,442 on March 31, 2018 and $56,379,057 on December 31, 2018. The Net Asset Values (“NAV”) per share related to these balances were $15.22, $17.99 and $16.11, respectively. This represents a decrease in total net assets year over year of 23%, driven by a combination of a decrease in total shares outstanding of 9% and a decrease in the NAV per share of ($2.77) or 15%. When comparing March 31, 2019 with December 31, 2018, there was a decrease in total net assets of 3%, driven by a combination of an increase in total shares outstanding of 3% and a decrease in the NAV per share of ($0.89) or 6%. The closing prices per share for March 31, 2019 and 2018 and December 31, 2018, as reported by the NYSE Arca, were $15.23, $17.96 and $16.05, respectively. The change from March 31, 2019 over the same period last year was a 15% decrease, and a 5% decrease from December 31, 2018.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to March 31, 2019 and serves to illustrate the relative changes of these components.

The total loss for the three-month period ended March 31, 2019 was ($2,641,782) resulting primarily from the net change in realized loss on commodity futures contracts totaling ($905,724), and by a net change in unrealized depreciation of commodity futures contracts of ($2,115,000). Total income was $5,507,209 in the same period of 2018. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contact given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Interest income and other income for the three-month period ended March 31, 2019 and 2018, respectively, was $378,942 and $287,497. This increase year-over-year was the result of the Sponsor investing, at times, a portion of the available cash for the Fund in alternative demand deposit savings accounts with more attractive overnight deposit rates. Effective October 3, 2017, the Fund invested in investment grade commercial paper with maturities of ninety days or less. These investments provide a higher rate than money market products offered in the past. Interest rates paid on cash balances of the Fund have increased beginning March 2017 and have continued to increase through March 2019. These higher levels of interest rates are projected to remain at the current level in 2019 or slightly increase, absent any decreases in the Federal Funds rate. Effective February 1, 2019, the Fund began investing a portion of the cash held at the broker for initial margin in short-term U.S. Treasury Securities.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the three-month period ended March 31, 2019 were $510,238 and for the same period in 2018 were $670,883. This represents a ($160,645) or 24% decrease for 2019 over 2018. The decrease was driven by decreases in all expense categories, specifically: 1) a ($29,729) or 18% decrease in management fee paid to the Sponsor as a result of lower average net assets; 2) a ($3,472) or 3% decrease in professional fees related to auditing, legal and tax preparation fees; and 3) a ($89,645) or 31% decrease in distribution and marketing expenses;4) a ($4,011) or 13% decrease in custodian fees and expenses;5) a ($7,258) or 56% decrease in business permits and licenses;6) a ($9,586) or 28% decrease in general and administrative expenses; 7) a ($7,374) or 35% decrease in brokerage commissions due to a decrease in contract purchases and rolled; and 8) a ($9,570) or 77% decrease in other expenses. The decreases were due, in general, to the decrease in the average assets under management relative to the other Funds. The total expense ratio gross of expenses waived by the Sponsor for the three-month periods were 3.64% in 2019 and 3.95% in 2018. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the three-month period ended March 31, 2019 and 2018, the Sponsor waived fees of $5,639 and $40,682, respectively. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for the three-month period ended March 31, 2019 and 2018 were $504,599 and $630,201, respectively. The total expense ratio net of expenses waived by the Sponsor was 3.60% in 2019 and 3.71% in 2018. Net investment loss, which includes the impact of expenses and interest income, was 0.90% in 2019 and 2.02% in 2018.

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

On March 31, 2019, the Fund had 1,475,004 shares outstanding and net assets of $23,295,395. This is in comparison to 850,004 shares outstanding and net assets of $16,184,117 on March 31, 2018 and 1,725,004 shares outstanding with net assets of $27,942,017 on December 31, 2018. Shares outstanding increased by 625,000 or 74% for the period ended March 31, 2019 when compared to March 31, 2018 and decreased by 250,000 or 14% for the period ended March 31, 2019 when compared to December 31, 2018. The increase from March 31, 2019 was due, in the opinion of management, to the relative low price of soybeans compared to the last decade, coupled with concerns over the U.S. weather during the growing and harvest season and geopolitical concerns over the impact of proposed tariffs, which generated renewed investor focus in the commodity.

Total net assets for the Fund were $23,295,395 on March 31, 2019 compared to $16,184,117 on March 31, 2018 and $27,942,017 on December 31, 2018. The Net Asset Values (“NAV”) per share related to these balances were $15.79, $19.04 and $16.20, respectively. This represents an increase in total net assets for the year over year of 44%, driven by a combination of an increase in total shares outstanding of 74% and a decrease in the NAV per share of ($3.25) or 17%. When comparing March 31, 2019 with December 31, 2018, there was a decrease in total net assets of 17%, driven by a combination of a decrease in total shares outstanding of 14% and a decrease in the NAV per share of ($0.41) or 3%. The closing prices per share for March 31, 2019 and 2018 and December 31, 2018, as reported by the NYSE Arca, were $15.75, $19.05 and $16.18, respectively. The change from March 31, 2019 over the same period last year was a 17% decrease, and a 3% decrease from December 31, 2018.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to March 31, 2019 and serves to illustrate the relative changes of these components.

SOYB AUM Analysis
SOYB Shares Outstanding
SOYB AUM
SOYB NAV Per Share
Shares Outstanding (Thousands)
AUM (Million $) & NAV ($ per share)
0
200
400
600
800
1000
1200
1400
1600
1800
2000
0
5
10
15
20
25
30
35
9/30/2011
12/31/2011
3/31/2012
6/30/2012
9/30/2012
12/31/2012
3/31/2013
6/30/2013
9/30/2013
12/31/2013
3/31/2014
6/30/2014
9/30/2014
12/31/2014
3/31/2015
6/30/2015
9/30/2015
12/31/2015
3/31/2016
6/30/2016
9/30/2016
12/31/2016
3/31/2017
6/30/2017
9/30/2017
12/31/2017
3/31/2018
6/30/2018
9/30/2018
12/31/2018
3/31/2019

The total loss for the three-month period ended March 31, 2019 was ($303,246) resulting primarily from the net change in realized gain on commodity futures contracts totaling $33,638 and by a net change in unrealized depreciation of commodity futures contracts of ($504,875). Total income was $854,752 in the same period of 2018. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contact given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Interest income and other income for the three-month periods ended March 31, 2019 and 2018, respectively, was $167,991 and $49,814. This increase year-over-year was the result of the Sponsor investing, at times, a portion of the available cash for the Fund in alternative demand deposit savings accounts with more attractive overnight deposit rates. Effective October 3, 2017, the Fund invested in investment grade commercial paper with maturities of ninety days or less. These investments provide a higher rate than money market products offered in the past. Interest rates paid on cash balances of the Fund have increased beginning March 2017 and have continued to increase through March 2019.These higher levels of interest rates are projected to remain at the current level in 2019 or slightly increase, absent any decreases in the Federal Funds rate. Effective February 1, 2019, the Fund began investing a portion of the cash held at the broker for initial margin in short-term U.S. Treasury Securities.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the three-month period ended March 31, 2019 were $288,838 and for the same period in 2018 were $215,850. This represents a $72,988 or 34% increase for 2019 over 2018. The increase year over year was driven by an increase in: 1) a $32,579 or 108% increase in management fees payable to the Sponsor as a result of higher average net assets; 2) a $29,598 or a 95% increase in professional fees related to auditing, legal and tax preparation fees; 3) a $1,270 or 1% increase in distribution and marketing expenses; 4) a $15,137 or 132% increase in custodian fees and expenses;and 5) a $3,788 or 55% increase in general and administrative expenses.
These decreases were partially offset by 1) a ($5,695) or 56% decrease in business permits and licenses;2) a ($422) or 17% decrease in brokerage commissions due to a decrease in contracts purchased and rolled; and 3) a ($3,267) or 71% decrease in other expenses. The increase in expenses is primarily due to higher average net assets in 2019 compared to the other Funds. The total expense ratio gross of expenses waived by the Sponsor for these periods was 4.60% in 2019 and 7.15% in 2018. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the three-month period ended March 31, 2019 and 2018, the Sponsor waived fees of $62,912 and $99,942. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for the three-month period ended March 31, 2019 and 2018 were $62,912 and $99,942, respectively. The total expense ratio net of expenses waived by the Sponsor periods was 3.60% in 2019 and 3.84% in 2018. Net investment loss, which includes the impact of expenses and interest income, was 0.92 % in 2018 and 2.19% in 2018.

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

On March 31, 2019, the Fund had 1,350,004 shares outstanding and net assets of $9,848,806. This is in comparison to 1,025,004 shares outstanding and net assets of $8,499,709 on March 31, 2018 and 1,525,004 shares outstanding with net assets of $10,778,739 on December 31, 2018. Shares outstanding increased by 325,000 or 32% for the period ended March 31, 2019 when compared to March 31, 2018 and decreased by 175,000 or 11% for the period ended March 31, 2019 when compared to December 31, 2018. This increase was, in the opinion of management, due to the low price of sugar and record world demand relative to recent years, which accelerated investor interest.

Total net assets for the Fund were $9,848,806 on March 31, 2019 compared to $8,499,709 on March 31, 2018 and $10,778,739 on December 31, 2018. The Net Asset Values (“NAV”) per share related to these balances were $7.30, $8.29 and $7.07, respectively. This represents an increase in total net assets for the year over year of 16%, driven by a combination of an increase in total shares outstanding of 32% and a decrease in the NAV per share of ($0.99) or 12%. When comparing March 31, 2019 with December 31, 2018, there was a decrease in total net assets of 9%, driven by a combination of a decrease in total shares outstanding of 11% and an increase in the NAV per share of $0.23 or 3%. The closing prices per share for March 31, 2019 and 2018 and December 31, 2018, as reported by the NYSE Arca, were $7.28, $8.31 and $7.09, respectively. The change from March 31, 2019 over the same period last year was a 12% decrease, and a 3% increase from December 31, 2018.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to March 31, 2019 and serves to illustrate the relative changes of these components.

The total income for the three-month period ended March 31, 2019 was $488,022 resulting primarily from the net change in realized income on commodity futures contracts totaling $361,368 and by a net change in unrealized appreciation of commodity futures contracts of $60,032. Total loss was ($1,127,935) in the same period of 2018. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contact given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Interest income and other income for three-month period ended March 31, 2019 and 2018, respectively, was $66,622 and $27,917. This increase year-over-year was the result of the Sponsor investing, at times, a portion of the available cash for the Fund in alternative demand deposit savings accounts with more attractive overnight deposit rates. Effective October 3, 2017, the Fund invested in investment grade commercial paper with maturities of ninety days or less. These investments provide a higher rate than money market products offered in the past. Interest rates paid on cash balances of the Fund have increased beginning March 2017 and have continued to increase through March 2019.These higher levels of interest rates are projected to remain at the current level in 2019 or slightly increase, absent any decreases in the Federal Funds rate. Effective February 1, 2019, the Fund began investing a portion of the cash held at the broker for initial margin in short-term U.S. Treasury Securities.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the three-month period ended March 31, 2019 were $135,037 and for the same period in 2018 were $141,974. This represents a $6,937 or 5% decrease for 2019 over 2018. The increase for 2019 was driven by increases in; 1) a $8,623 or 49% increase in the management fee paid to the Sponsor due to higher average net assets; 2) a $19,947 or 75% increase in professional fees related to auditing, legal and tax preparation fees;and 3) a $180 or 4% increase in general and administrative expenses. The increase was partially offset by decrease in; 1) a ($19,602) or 30% decrease in distribution and marketing fees; 2) a ($1,965) or 27% decrease in custodian fees and expenses; 3) a ($11,805) or 73% in business permits and licenses; 4) a ($226) or 10% decrease in brokerage commissions due to an decrease in contracts purchased and rolled; and 5) a ($2,089) or 69% decrease in other expenses. The increase over the prior year are generally due to higher average net assets relative to the other Funds. The total expense ratio gross of expenses waived by the Sponsor for these years was 5.17% in 2019 and 8.11% in 2018. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the three-month period ended March 31, 2019 and 2018, the Sponsor waived fees of $41,482 and $80,690, respectively. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for the three-month period ended March 31, 2019 and 2018 were $93,555 and $61,284, respectively. The total expense ratio net of expenses waived by the Sponsor periods was 3.58% in 2019 and 3.50% in 2018. Net investment loss, which includes the impact of expenses and interest income, was 1.03% in 2019 and 1.91% in 2018.

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

On March 31, 2019, the Fund had 10,575,004 shares outstanding and net assets of $55,999,060. This is in comparison to 10,475,004 shares outstanding and net assets of $64,839,083 on March 31, 2018 and 9,275,004 shares outstanding with net assets of $55,149,873 on December 31, 2018. Shares outstanding increased by 100,000 or 1% for the period ended March 31, 2019 when compared to March 31, 2018 and increased by 1,300,000 or 14% for the period ended March 31, 2019 when compared to December 31, 2018. This slight increase year over year was, in the opinion of management, due to the larger projected U.S. supply, reduced domestic use and higher ending stocks.

Total net assets for the Fund were $55,999,060 on March 31, 2019 compared to $64,839,083 on March 31, 2018 and $55,149,873 on December 31, 2018. The Net Asset Values (“NAV”) per share related to these balances were $5.30, $6.19 and $5.95, respectively. This represents a decrease in total net assets for the year over year of 14% which was driven by a combination of an increase in total shares outstanding of 1% and a change in the NAV per share which decreased by ($0.89) or 14%. When comparing March 31, 2019 with December 31, 2018, there was an increase in total net assets of 2%, driven by a combination of an increase in total shares outstanding of 14% and a change in the NAV per share which decreased by (0.65) or 11%. The closing prices per share for March 31, 2019 and 2018 and December 31, 2018, as reported by the NYSE Arca, were $5.29, $6.20 and $5.93, respectively. The change from March 31, 2019 over the same period last year was an 15% decrease, and a 11% decrease from December 31, 2018.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to March 31, 2019 and serves to illustrate the relative changes of these components.

The total loss for the three-month period ended March 31, 2019 was ($5,839,782) resulting primarily from the net change in realized loss on commodity futures contracts totaling ($4,095,363) and by a net change in unrealized depreciation of commodity futures contracts of ($2,116,888). Total income was $2,696,228 in the same period of 2018. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contact given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Interest income and other income for three-month period ended March 31, 2019 and 2018, respectively, was $372,469 and $275,403. This increase year-over-year was the result of the Sponsor investing, at times, a portion of the available cash for the Fund in alternative demand deposit savings accounts with more attractive overnight deposit rates. Effective October 3, 2017, the Fund invested in investment grade commercial paper with maturities of ninety days or less. These investments provide a higher rate than money market products offered in the past. Interest rates paid on cash balances of the Fund have increased beginning March 2017 and have continued to increase through March 2019. These higher levels of interest rates are projected to remain at the current level in 2019 or slightly increase, absent any decreases in the Federal Funds rate. Effective February 1, 2019, the Fund began investing a portion of the cash held at the broker for initial margin in short-term U.S. Treasury Securities.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the three-month period ended March 31, 2019 were $495,266 and for the same period in 2018 were $656,128. This represents a ($160,862) or 25% decrease year over year. The decrease for 2019 over 2018 was driven by decreases in all expense categories except general and administrative expenses, which increased by $1,297 or 6%. The decrease were specifically: 1) a ($27,393) or 17% decrease in management fee paid to the Sponsor due to lower average net assets; 2) a ($21,679) or 19% decrease in professional fees related to auditing, legal and tax preparation fees;3) a ($82,489) or 30% decrease in distribution and marketing fees; 4) a ($9,819) or 28% decrease in custodian fees and expenses;5) a ($4,065) or 42% decrease in business permits and licenses;6) a ($6,427) or 38% decrease in brokerage commissions due to a decrease in contracts purchased and rolled; and 7) a ($10,287) or 79% decrease in other expenses. The total expense ratio gross of expenses waived by the Sponsor for these years was 3.60% in 2019 and 3.98% in 2018. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the three-month periods ending March 31, 2019 and 2018, the Sponsor waived fees of $2,500 and $23,769, respectively. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for the three-month period ended March 31, 2019 and 2018 were $492,766 and $632,359, respectively. The total expense ratio net of expenses waived by the Sponsor periods was 3.58% in 2019 and 3.83% in 2018. Net investment loss, which includes the impact of expenses and interest income, was 0.87% in 2019 and 2.16% in 2018.

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

On March 31, 2019, the Fund had 75,002 shares outstanding and net assets of $1,463,487. This is in comparison to 50,002 shares outstanding and net assets of $1,139,669 on March 31, 2018 and 75,002 shares outstanding with net assets of $1,524,760 on December 31, 2018. The Net Asset Values (“NAV”) per share related to these balances were $19.51, $22.79, and $20.33, respectively. This represents an increase in total net assets for the year over year of 28% which was driven by a combination of a 50% increase in total shares outstanding and a decrease in the NAV per share of ($3.28) or 14%. When comparing March 31, 2019 with December 31, 2018, there was a decrease in total net assets of 4%, which was driven by a decrease in the NAV per share of ($0.82) or 4%. The closing prices per share for March 31, 2019 and 2018 and December 31, 2018, as reported by the NYSE Arca, were $19.39, $24.25, and $20.53, respectively. The change from March 31, 2019 over the same period last year was an 20% decrease, and a 6% decrease from December 31, 2018.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to March 31, 2019 and serves to illustrate the relative changes of these components.

Total loss for the three-month period ended March 31, 2019 was ($60,556) resulting from the realized loss on the securities of the Underlying Funds totaling ($7,537) and a loss generated by the unrealized depreciation on the securities of the Underlying Funds of ($53,036). Total income for the same period in 2018 was $3,444. Realized gain or loss on the securities of the Underlying Funds is a function of 1) the change in the price of particular contracts sold in relation to redemption of shares, and 2) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark. Unrealized gain or loss on the securities of the Underlying Funds is a function of the change in the price of shares held on the final date of the period versus the purchase price for each and the number held. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the three-month period ended March 31, 2019 were $22,301 and for the same period in 2018 were $18,629. This represents a $3,672 or 20% increase for 2019 over 2018. The increase for 2019 was driven by increases in: 1) a $1,920 or 177% increase in professional fees related to auditing, legal and tax preparation fees; 2) a $1,859 or 44% increase in distribution and marketing fees; 3) a $229 or 41% increase in custodian fees and expenses. These increases were partially offset by: 1) a ($157) or 29% decrease in general and administrative and expenses; and 2) a (179) or 83% decrease in other expenses. The total expense ratio gross of expenses waived by the Sponsor were 5.90% in 2019 and 6.59% in 2018.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the three-month period ended March 31, 2019 and 2018, the Sponsor waived fees of $21,584 and $17,215, respectively. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for the three-month period ended March 31, 2019 and 2018 were $717 and $1,414, respectively. The total expense ratio net of expenses waived by the Sponsor periods was 0.19% in 2019 and 0.50% in 2018. Net investment loss, which includes the impact of expenses and interest income, was 0.19% in 2019 and 0.50% in 2018.

Market Outlook

The Corn Market

Corn is currently the most widely produced livestock feed grain in the United States. The two largest demands for the United States’ corn crop are livestock feed and ethanol production. Corn is also processed into food and industrial products, including starch, sweeteners, corn oil, beverages and industrial alcohol. The United States Department of Agriculture (“USDA”) publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide corn production and consumption, and for other grains such as soybeans and wheat which can be used in some cases as a substitute for corn. These reports are available on the USDA’s website, www.usda.gov, at no charge. The outlook provided below is from the April 9, 2019 USDA report.

The United States is the world’s leading producer and exporter of corn. For the Crop Year 2018-19, the United States Department of Agriculture (“USDA”) estimates that the U.S. will produce approximately 33% of all the corn globally, of which about 16% will be exported. For 2018-2019, based on the April 2019 USDA reports, global consumption of 1,134 Million Metric Tons (MMT) is expected to be slightly higher than global production of 1,107 MMT. If the global supply of corn exceeds global demand, this may have an adverse impact on the price of corn. Besides the United States, other principal world corn exporters include Argentina, Brazil and the former Soviet Union nations known as the FSU-12 which includes the Ukraine. Major importer nations include Mexico, Japan, the European Union (EU), South Korea, Egypt and parts of Southeast Asia. China’s production at 257 MMT is approximately 9% less than its domestic usage.

According to the USDA, global corn consumption has increased by 479% from crop year 1960/1961 to 2018/2019 as demonstrated by the graph below and is projected to continue to grow in upcoming years. Consumption growth is the result of a combination of many factors including: 1) global population growth, which, according to the U.S. Census Department, is estimated to increase by approximately 78.3 million people in the 2018-19 time-frame and reach 9.5 billion by 2050; 2) a growing global middle class which is increasing the demand for protein and meat-based products globally and most significantly in developing countries; and 3) increased global use of bio-fuels which is generally driven by government policy. Based on USDA estimates as of April 9, 2019, for each person added to the population, there needs to be an additional 5.9 bushels of corn, 1.7 bushels of soybeans and 3.6 bushels of wheat produced.

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

The price per bushel of corn in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to February 2019.

On April 9, 2019, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2018-19. The exhibit below provides a summary of historical and current information for United States corn production.

Standard Corn Futures Contracts trade on the CBOT in units of 5,000 bushels, although 1,000 bushels “mini-corn” Corn Futures Contracts also trade. Three grades of corn are deliverable under CBOT Corn Futures Contracts: Number 1 yellow, which may be delivered at 1.5 cents over the contract price; Number 2 yellow, which may be delivered at the contract price; and Number 3 yellow, between a 2 and 4 cents per bushel under contract price depending on broken corn and foreign material and damage grade factors. There are five months each year in which CBOT Corn Futures Contracts expire: March, May, July, September and December.

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

Futures contracts may be either bought or sold long or short. The U.S Commodity Futures Trading Commission weekly releases the “Commitment of Traders” (COT) report, which depicts the open interest as well as long and short positions in the market. Market participants may use this report to gage market sentiment.

The Soybean Market

Global soybean production is concentrated in the U.S., Brazil, Argentina and China. The United States Department of Agriculture (“USDA”) has estimated that, for the Crop Year 2018-19, the United States will produce approximately 124 MMT of soybeans or approximately 34% of estimated world production, with Brazil production at 117 MMT. Argentina is projected to produce about 55 MMT. For 2018-19, based on the April 2019 USDA report, global consumption of 349 MMT is estimated slightly lower than global production of 361 MMT. If the global supply of soybeans exceeds global demand, this may have an adverse impact on the price of soybeans. The USDA publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide soybean production and consumption. These reports are available on the USDA’s website, www.usda.gov, at no charge. The outlook provided below is from the April 9, 2019 USDA report.

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

Futures contracts may be either bought or sold long or short. The U.S Commodity Futures Trading Commission weekly releases the “Commitment of Traders” (COT) report, which depicts the open interest as well as long and short positions in the market. Market participants may use this report to gage market sentiment.

The price per bushel of soybeans in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to February 2019.

On April 9, 2019, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2018-19. The exhibit below provides a summary of historical and current information for United States soybean production.

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

The United States Department of Agriculture (“USDA”) publishes two major reports annually on U.S. domestic and worldwide sugar production and consumption. These are usually released in November and May. In addition, the USDA publishes periodic, but not as comprehensive, reports on sugar monthly. These reports are available on the USDA’s website, www.usda.gov, at no charge. The USDA’s April 2019 report forecasts that India, with estimated record production of 35.9 million metric tons, surpassed Brazil as the leading producer of sugarcane worldwide for the first time in 16 years. India's production, which outpaces the other principal global producers, namely Brazil, Thailand and China, equates to approximately 19% of the world’s supply. The principal producers of sugar beets, as forecast by the USDA for 2019, include the European Union, the United States, and Russia.

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

Futures contracts may be either bought or sold long or short. The U.S Commodity Futures Trading Commission weekly releases the “Commitment of Traders” (COT) report, which depicts the open interest as well as long and short positions in the market. Market participants may use this report to gage market sentiment.

The Wheat Market

Wheat is used to produce flour, the key ingredient for breads, pasta, crackers and many other food products, as well as several industrial products such as starches and adhesives. Wheat by-products are used in livestock feeds. Wheat is the principal food grain produced in the United States, and the United States’ output of wheat is typically exceeded only by that of China, the European Union, the former Soviet nations, known as the FSU-12, including the Ukraine, and India. The United States Department of Agriculture (“USDA”) estimates that for 2018-19, the principal global producers of wheat will be the EU, the former Soviet nations known as the FSU-12, China, India, the United States, Australia and Canada. The U.S. generates approximately 7% of the global production, with approximately 50% of that being exported. For 2018-19, based on the April 2019 USDA report, global consumption of 739 MMT is estimated to be slightly higher than production of 733 MMT. If the global supply of wheat exceeds global demand, this may have an adverse impact on the price of wheat. The USDA publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide wheat production and consumption. These reports are available on the USDA’s website, www.usda.gov, at no charge. The outlook provided below is from the April 9, 2019 USDA report.

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

Futures contracts may be either bought or sold long or short. The U.S Commodity Futures Trading Commission weekly releases the “Commitment of Traders” (COT) report, which depicts the open interest as well as long and short positions in the market. Market participants may use this report to gage market sentiment.

The price per bushel of wheat in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to February 2019.

On April 9, 2019, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2018-19. The exhibit below provides a summary of historical and current information for United States wheat production.

U.S. Wheat Supply/Demand Balance

Marketing Year June - May

Million Bushels

Crop Year	06-07	07-08	08-09	09-10	10-11	11-12	12-13	13-14	14-15	15-16	16-17	Apr 9 Est. USDA 17-18	17-18 to 16-17 % Change	Apr 9 Est. USDA 18-19	18-19 to 17-18 % Change
Planted Acres	57.3	60.5	63.2	59.2	53.6	54.4	55.3	56.2	56.8	55.0	50.1	46.1	-8%	47.8	4%
Harvested Acres	46.8	51.0	55.7	49.9	47.6	45.7	48.8	45.3	46.4	47.3	43.8	37.6	-14%	39.6	5%
Difference	10.5	9.5	7.5	9.3	6.0	8.7	6.5	10.9	10.4	7.7	6.3	8.5	35%	8.2	-4%
Yield	38.6	40.2	44.9	44.5	46.3	43.7	46.2	47.1	43.7	43.6	52.7	46.4	-12%	47.6	3%
Beginning Stocks	571	456	306	657	976	862	743	718	590	752	976	1,181	21%	1,099	-7%
Production	1,808	2,051	2,499	2,218	2,207	1,999	2,252	2,135	2,026	2,062	2,309	1,741	-25%	1,884	8%
Imports	122	113	127	119	97	112	123	173	151	113	118	157	33%	145	-8%
Total Supply	2,501	2,620	2,932	2,993	3,279	2,974	3,118	3,026	2,768	2,927	3,402	3,079	-9%	3,128	2%
Food	938	948	927	919	926	941	951	955	958	957	949	964	2%	965	0%
Seed	82	88	78	69	71	76	73	77	79	67	61	63	3%	62	-2%
Feed and residual	117	16	255	150	132	164	364	228	114	149	160	51	-68%	70	37%
Exports	908	1,263	1,015	879	1,289	1,050	1,012	1,176	864	778	1,051	901	-14%	945	5%
Total Usage	2,045	2,315	2,275	2,018	2,417	2,231	2,400	2,436	2,015	1,951	2,222	1,980	-11%	2,042	3%
Ending Stocks (Inventory)	456	305	657	976	862	743	718	590	752	976	1,181	1,099	-7%	1,087	-1%
Stocks/Use Ratio	22.3%	13.2%	28.9%	48.4%	35.7%	33.3%	29.7%	24.2%	37.3%	50.0%	53.2%	55.5%	4%	53.2%	-4%
farm Price ($/bushel)	$ 4.26	$ 6.48	$ 6.78	$ 4.87	$ 5.70	$ 7.24	$ 7.77	$ 6.87	$ 5.99	$ 4.89	$ 3.89	$ 4.72		$5.10-5.25	
Calculations:															
Demand per day (incld expt)[1]	5.6	6.3	6.2	5.5	6.6	6.1	6.6	6.7	5.5	5.3	6.1	5.4	-11%	5.6	3%
Carry-out days supply	81.4	48.1	105.4	176.5	130.2	121.6	108.6	88.4	136.2	182.6	194.0	202.6	4%	194.3	-4%

[1] in millions of bushels per day

Calculating the Net Asset Value

The NAV of each Fund is calculated by:

●Taking the current market value of its total assets, and

●Subtracting any liabilities.

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

The value of over-the-counter Commodity Interests will be determined based on the value of the commodity or Futures Contract underlying such Commodity Interest, except that a fair value may be determined if the Sponsor believes that a Fund is subject to significant credit risk relating to the counterparty to such Commodity Interest. For purposes of financial statements and reports, the Sponsor will recalculate the NAV of a specific Fund where necessary to reflect the “fair value” of a Futures Contract when the Futures Contract of such Fund closes at its price fluctuation limit for the day. Short-term Treasury Securities held by the Fund are valued by the Administrator using values received from recognized third-party vendors (such as Reuters) and dealer quotes. The NAV includes any unrealized profit or loss on open Commodity Interests and any other credit or debit accruing to each Fund but unpaid or not received by the Fund.

In addition, in order to provide updated information relating to the Funds for use by investors and market professionals, the NYSE Arca calculates and disseminates throughout the trading day an updated indicative fund value for each Fund. The indicative fund value is calculated by using the prior day’s closing NAV per share of the Fund as a base and updating that value throughout the trading day to reflect changes in the value of the Fund’s Commodity Interests during the trading day. Changes in the value of short-term Treasury Securities and cash equivalents will not be included in the calculation of indicative value throughout the day. For this and other reasons, the indicative fund value disseminated during NYSE Arca trading hours should not be viewed as an actual real time update of the NAV for each Fund. The NAV is calculated only once at the end of each trading day.

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

8.
Due from/to broker for investments in financial instruments are securities transactions pending settlement. The Trust and TAGS are subject to credit risk to the extent any broker with whom it conducts business is unable to fulfill contractual obligations on its behalf. The management of the Trust and the Funds monitors the financial condition of such brokers and does not anticipate any losses from these counterparties. Since the inception of the Fund, the principal broker through which the Trust and TAGS has the ability to clear securities transactions for TAGS is the Bank of New York Mellon Capital Markets.

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

10.
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

11.
For U.S. federal tax purposes, the Funds will be treated as partnerships. Therefore, the Funds do not record a provision for income taxes because the partners report their share of a Fund’s income or loss on their income tax returns. The financial statements reflect the Funds’ transactions without adjustment, if any, required for income tax purposes.

12.
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

Credit Risk

When any of the Funds enter into Commodity Interests, it will be exposed to the credit risk that the counterparty will not be able to meet its obligations. For purposes of credit risk, the counterparty for the Futures Contracts traded on the CBOT, NYMEX, and ICE is the clearinghouse associated with those exchanges. In general, clearinghouses are backed by their members who may be required to share in the financial burden resulting from the nonperformance of one of their members, which should significantly reduce credit risk. Some foreignexchanges are not backed by their clearinghouse members but may be backed by a consortium of banks or other financial institutions. Unlike in the case of exchange-traded futures contracts, the counterparty to an over-the-counter Commodity Interest contract is generally a single bank or other financial institution. As a result, there will be greater counterparty credit risk in over-the-counter transactions. There can be no assurance that any counterparty, clearinghouse, or their financial backers will satisfy their obligations to any of the Funds.

The Funds may engage in off exchange transactions broadly called an “exchange for related position” (“EFRP”) transaction. For purposes of the Dodd-Frank Act and related CFTC rules, an EFRP transaction is treated as a “swap.” An “exchange for related position” (“EFRP”) can be used by the Fund as a technique to facilitate the exchanging of a futures hedge position against a creation or redemption order, and thus the Fund or an Underlying Fund may use an EFRP transaction in connection with the creation and redemption of shares. The market specialist/market maker that is the ultimate purchaser or seller of shares in connection with the creation or redemption basket, respectively, agrees to sell or purchase a corresponding offsetting shares or futures position which is then settled on the same business day as a cleared futures transaction by the FCMs. The Fund will become subject to the credit risk of the market specialist/market maker until the EFRP is settled within the business day. The Fund reports all activity related to EFRP transactions under the procedures and guidelines of the CFTC and the exchanges on which the futures are traded.

The Sponsor attempts to manage the credit risk of each Fund by following certain trading limitations and policies. In particular, each Fund intends to post margin and collateral and/or hold liquid assets that will be equal to approximately the face amount of the Interests it holds The Sponsor has implemented procedures that include, but are not limited to, executing and clearing trades and entering into over-the-counter transactions only with parties it deems creditworthy and/or requiring the posting of collateral by such parties for the benefit of the Fund to limit its credit exposure.

The CEA requires all FCMs, such as the Teucrium Funds’ clearing brokers, to meet and maintain specified fitness and financial requirements, to segregate customer funds from proprietary funds and account separately for all customers’ funds and positions, and to maintain specified books and records open to inspection by the staff of the CFTC. The CFTC has similar authority over introducing brokers, or persons who solicit or accept orders for commodity interest trades but who do not accept margin deposits for the execution of trades. The CEA authorizes the CFTC to regulate trading by FCMs and by their officers and directors, permits the CFTC to require action by exchanges in the event of market emergencies, and establishes an administrative procedure under which customers may institute complaints for damages arising from alleged violations of the CEA. The CEA also gives the states powers to enforce its provisions and the regulations of the CFTC.

Currently, ED&F Man Capital Markets Inc. (“ED&F Man”) serves as the Funds’ FCM and the clearing broker to execute and clear the Funds’ futures and provide other brokerage--related services.

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

Liquidity and Capital Resources

The Funds do not make use of borrowings or other lines of credit to meet their obligations. The Funds meet their liquidity needs in the normal course of business from the proceeds of the sale of their investments or from the cash and/or cash equivalents that they intend to hold at all times. The Funds’ liquidity needs include redeeming Shares, providing margin deposits for existing futures contracts, posting collateral for over-the-counter Commodity Interests, and payment of expenses.

The Funds generate cash primarily from (i) the sale of Creation Baskets and (ii) interest earned on short-term Treasury Securities, cash and cash equivalents. Generally, all of the net assets of the Funds are allocated to trading in Commodity Interests. Most of the assets of the Funds are held in short-term Treasury Securities, cash and/or cash equivalents. The percentage that such assets bear to the total net assets will vary from period to period as the market values of the Commodity Interests change. Interest earned on interest-bearing assets of a Fund are paid to that Fund.

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

Market Risk

Trading in Commodity Interests such as Futures Contracts involves the Funds entering into contractual commitments to purchase or sell specific amounts of commodities at a specified date in the future. The gross or face amount of the contracts is expected to significantly exceed the future cash requirements of each Fund as each Fund intends to close out any open positions prior to the contractual expiration date. As a result, each Fund’s market risk is the risk of loss arising from the decline in value of the contracts, not from the need to make delivery under the contracts. The Funds consider the “fair value” of derivative instruments to be the unrealized gain or loss on the contracts. The market risk associated with the commitment by the Funds to purchase a specific commodity will be limited to the aggregate face amount of the contacts held.

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

The Dodd-Frank Act was intended to reduce systemic risks that may have contributed to the 2008/2009 financial crisis. Since the first draft of what became the Dodd-Frank Act, opponents have criticized the broad scope of the legislation and, in particular, the regulations implemented by federal agencies as a result. Since 2010, and most notably in 2015 and 2016, Republicans have proposed comprehensive legislation both in the House and the Senate of the US Congress. These bills are intended to pare back some of the provisions of the Dodd-Frank Act of 2010 that critics view as overly broad, unnecessary to the stability of the U.S. financial system, and inhibiting the growth of the U.S. economy. Furthermore, the administration has issued several executive orders intended to relieve the financial burden created by the Dodd-Frank Act, although these executive orders only set forth several general principles to be followed by the federal agencies and do not mandate the wholesale repeal of the Dodd-Frank Act. The scope of the effect that passage of new financial reform legislation could have on U.S. securities, derivatives and commodities markets is not clear at this time because each federal regulatory agency would have to promulgate new regulations to implement such legislation. Nevertheless, regulatory reform may have a significant impact on U.S.- regulated entities.

Management believes that as of March 31, 2019, it had fulfilled in a timely manner all Dodd-Frank or other regulatory requirements to which it is subject.

The Securities and Exchange Commission made a final ruling on March 29, 2017 to adopt proposed amendments to the Settlement Cycle Rule (Rule 15c6-1(a)) under the Securities Exchange Act of 1934 to shorten the standard settlement cycle for most broker -dealer transactions from three business days after the trade date (T+3) to two business days after the trade date (T+2). The effective date of the adopted amendments was May 30, 2017 with a resulting implementation date of September 5, 2017. The amended rule prohibited broker -dealers from effecting or entering into a contract for the purchase or sale of a security (other than certain exempted securities) that provides for payment of funds and delivery of securities later than the secondbusiness day after the date of the contract, unless otherwise expressly agreed to by the parties at the time of the transaction. The products subject to the shortened settlement cycle include equities, corporate bonds, municipal bonds, unit investment trusts, and financial instruments comprised of these security types. Shortening the settlement cycle is expected to yield benefits for the industry and market participants including the further reduction of credit, market, and liquidity risk, and as a result a reduction in systemic risk, for U.S. market participants.

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

Off Balance Sheet Financing

As of March 31, 2019, neither the Trust nor any of the Funds has any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Funds. While the exposure of each Fund under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial positions of each Fund.

Redemption Basket Obligation

Other than as necessary to meet the investment objective of the Funds and pay the contractual obligations described below, the Funds will require liquidity to redeem Redemption Baskets. Each Fund intends to satisfy this obligation through the transfer of cash of the Fund (generated, if necessary, through the sale of short-term Treasury Securities or other cash equivalents) in an amount proportionate to the number of units being redeemed.

Contractual Obligations

The primary contractual obligations of each Fund will be with the Sponsor and certain other service providers. Except for TAGS, which has no management fee, the Sponsor, in return for its services, will be entitled to a management fee calculated as a fixed percentage of each Fund’s NAV, currently 1.00% of its average net assets. Each Fund will also be responsible for all ongoing fees, costs and expenses of its operation, including (i) brokerage and other fees and commissions incurred in connection with the trading activities of the Fund; (ii) expenses incurred in connection with registering additional Shares of the Fund or offering Shares of the Fund; (iii) the routine expenses associated with the preparation and, if required, the printing and mailing of monthly, quarterly, annual and other reports required by applicable U.S. federal andstate regulatory authorities, Trust meetings and preparing, printing and mailing proxy statements to Shareholders; (iv) the payment of any distributions related to redemption of Shares; (v) payment for routine services of the Trustee, legal counsel and independent accountants; (vi) payment for routine accounting, bookkeeping, custodial and transfer agency services, whether performed by an outside service provider or by affiliates of the Sponsor; (vii) postage and insurance; (viii) costs and expenses associated with client relations and services; (ix) costs of preparation of all federal, state, local and foreign tax returns and any taxes payable on the income, assets or operations of the Fund; and (xi) extraordinary expenses (including, but not limited to, legal claims and liabilities and litigation costs and any indemnification related thereto).

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

During the period from January 1, 2018 through March 31, 2019 the average daily change in the NAV of each Fund was within plus/minus 10 percent of the average daily change in the Benchmark of each Fund, as stated in the applicable prospectus for each Fund.

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

For the period from August 2, 2012 through April 10, 2018, TAGS had 50,002 shares outstanding; this represents the minimum number of shares and, thus, no shares could be redeemed until additional shares have been created. This has generated a situation, at times, in which the spread between the bid/ask midpoint at 4pm and the NAV falls outside of the “1 to 49” or “-1 to -49” range. The situation does not affect the actual NAV of the Fund. The Fund as of March 31, 2019 has 75,002 shares outstanding. Effective September 4, 2018, the Sponsor has determined to change the number of Shares required for a Creation Basket or Redemption Basket from 25,000 shares of the Fund to 12,500 shares.

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

The tables below present a quantitative analysis of hypothetical impact of price decreases and increases in each of the commodity futures contracts held by each of the Funds, or the Underlying Funds in the case of TAGS, on the actual holdings and NAV per share as of March 31, 2019. For purposes of this analysis, all futures contracts held by the Funds and the Underlying Funds are assumed to change by the same percentage. In addition, the cash held by the Funds and any management fees paid to the Sponsor are assumed to remain constant and not impact the NAV per share. There may be very slight and immaterial differences, due to rounding, in the tables presented below.

CORN:
	March 31, 2019 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of March 31, 2019	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Corn Futures JUL19	1,044	$ 3.6625	$ 19,118,250	$ 17,206,425	$ 16,250,513	$ 15,294,600	$ 21,030,075	$ 21,985,988	$ 22,941,900
CBOT Corn Futures SEP19	877	$ 3.7500	$ 16,443,750	$ 14,799,375	$ 13,977,188	$ 13,155,000	$ 18,088,125	$ 18,910,313	$ 19,732,500
CBOT Corn Futures DEC19	1,001	$ 3.8475	$ 19,256,738	$ 17,331,064	$ 16,368,227	$ 15,405,390	$ 21,182,411	$ 22,145,248	$ 23,108,085
Total CBOT Corn Futures			$ 54,818,738	$ 49,336,864	$ 46,595,928	$ 43,854,990	$ 60,300,611	$ 63,041,549	$ 65,782,485

Shares outstanding			3,600,004	3,600,004	3,600,004	3,600,004	3,600,004	3,600,004	3,600,004

Net Asset Value per Share attributable directly to CBOT Corn Futures			$ 15.23	$ 13.70	$ 12.94	$ 12.18	$ 16.75	$ 17.51	$ 18.27
Total Net Asset Value per Share as reported			$ 15.22
Change in the Net Asset Value per Share				$ (1.52)	$ (2.28)	$ (3.05)	$ 1.52	$ 2.28	$ 3.05

Percent Change in the Net Asset Value per Share				-10.00%	-15.01%	-20.01%	10.00%	15.01%	20.01%

SOYB:
	March 31, 2019 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of March 31, 2019	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Soybean Futures JUL19	182	$ 8.9775	$ 8,169,525	$ 7,352,573	$ 6,944,096	$ 6,535,620	$ 8,986,478	$ 9,394,954	$ 9,803,430
CBOT Soybean Futures NOV19	152	$ 9.1900	$ 6,984,400	$ 6,285,960	$ 5,936,740	$ 5,587,520	$ 7,682,840	$ 8,032,060	$ 8,381,280
CBOT Soybean Futures NOV20	171	$ 9.5325	$ 8,150,288	$ 7,335,259	$ 6,927,744	$ 6,520,230	$ 8,965,316	$ 9,372,831	$ 9,780,345
Total CBOT Soybean Futures			$ 23,304,213	$ 20,973,792	$ 19,808,580	$ 18,643,370	$ 25,634,634	$ 26,799,845	$ 27,965,055

Shares outstanding			1,475,004	1,475,004	1,475,004	1,475,004	1,475,004	1,475,004	1,475,004

Net Asset Value per Share attributable directly to CBOT Soybean Futures			$ 15.80	$ 14.22	$ 13.43	$ 12.64	$ 17.38	$ 18.17	$ 18.96
Total Net Asset Value per Share as reported			$ 15.79
Change in the Net Asset Value per Share				$ (1.58)	$ (2.37)	$ (3.16)	$ 1.58	$ 2.37	$ 3.16

Percent Change in the Net Asset Value per Share				-10.00%	-15.01%	-20.01%	10.00%	15.01%	20.01%

CANE:
	March 31, 2019 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of March 31, 2019	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
ICE #11 Sugar Futures JUL19	243	$ 0.1265	$ 3,442,824	$ 3,098,542	$ 2,926,400	$ 2,754,259	$ 3,787,106	$ 3,959,248	$ 4,131,389
ICE #11 Sugar Futures OCT19	204	$ 0.1295	$ 2,958,816	$ 2,662,934	$ 2,514,994	$ 2,367,053	$ 3,254,698	$ 3,402,638	$ 3,550,579
ICE #11 Sugar Futures MAR20	223	$ 0.1380	$ 3,446,688	$ 3,102,019	$ 2,929,685	$ 2,757,350	$ 3,791,357	$ 3,963,691	$ 4,136,026
Total ICE #11 Sugar Futures			$ 9,848,328	$ 8,863,495	$ 8,371,079	$ 7,878,662	$ 10,833,161	$ 11,325,577	$ 11,817,994

Shares outstanding			1,350,004	1,350,004	1,350,004	1,350,004	1,350,004	1,350,004	1,350,004

Net Asset Value per Share attributable directly to ICE #11 Sugar Futures			$ 7.30	$ 6.57	$ 6.20	$ 5.84	$ 8.02	$ 8.39	$ 8.75
Total Net Asset Value per Share as reported			$ 7.30
Change in the Net Asset Value per Share				$ (0.73)	$ (1.09)	$ (1.46)	$ 0.73	$ 1.09	$ 1.46

Percent Change in the Net Asset Value per Share				-10.00%	-15.00%	-20.00%	10.00%	15.00%	20.00%

WEAT:
	March 31, 2019 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of March 31, 2019	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Wheat Futures SEP19	713	$ 4.7100	$ 16,791,150	$ 15,112,035	$ 14,272,478	$ 13,432,920	$ 18,470,265	$ 19,309,823	$ 20,149,380
CBOT Wheat Futures JUL19	847	$ 4.6350	$ 19,629,225	$ 17,666,303	$ 16,684,841	$ 15,703,380	$ 21,592,148	$ 22,573,609	$ 23,555,070
CBOT Wheat Futures DEC19	808	$ 4.8475	$ 19,583,900	$ 17,625,510	$ 16,646,315	$ 15,667,120	$ 21,542,290	$ 22,521,485	$ 23,500,680
Total CBOT Wheat Futures			$ 56,004,275	$ 50,403,848	$ 47,603,634	$ 44,803,420	$ 61,604,703	$ 64,404,917	$ 67,205,130

Shares outstanding			10,575,004	10,575,004	10,575,004	10,575,004	10,575,004	10,575,004	10,575,004

Net Asset Value per Share attributable directly to CBOT Wheat Futures			$ 5.30	$ 4.77	$ 4.50	$ 4.24	$ 5.83	$ 6.09	$ 6.36
Total Net Asset Value per Share as reported			$ 5.30
Change in the Net Asset Value per Share				$ (0.53)	$ (0.79)	$ (1.06)	$ 0.53	$ 0.79	$ 1.06

Percent Change in the Net Asset Value per Share				-9.99%	-14.99%	-19.98%	9.99%	14.99%	19.98%

TAGS:
	March 31, 2019 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of March 31, 2019	Number of Shares Held	Closing NAV	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value
Teucrium Corn Fund	23,808	$ 15.2213	$ 362,389	$ 326,150	$ 308,031	$ 289,911	$ 398,628	$ 416,747	$ 434,867
Teucrium Soybean Fund	23,581	$ 15.7935	$ 372,424	$ 335,182	$ 316,560	$ 297,939	$ 409,666	$ 428,288	$ 446,909
Teucrium Sugar Fund	49,524	$ 7.2954	$ 361,297	$ 325,167	$ 307,102	$ 289,038	$ 397,427	$ 415,492	$ 433,556
Teucrium Wheat Fund	68,937	$ 5.2954	$ 365,049	$ 328,544	$ 310,292	$ 292,039	$ 401,554	$ 419,806	$ 438,059
Total value of shares of the Underlying Funds			$ 1,461,159	$ 1,315,043	$ 1,241,985	$ 1,168,927	$ 1,607,275	$ 1,680,333	$ 1,753,391

Shares outstanding			75,002	75,002	75,002	75,002	75,002	75,002	75,002

Net Asset Value per Share attributable directly to shares of the Underlying Funds			$ 19.48	$ 17.53	$ 16.56	$ 15.59	$ 21.43	$ 22.40	$ 23.38
Total Net Asset Value per Share as reported			$ 19.51
Change in the Net Asset Value per Share				$ (1.95)	$ (2.92)	$ (3.90)	$ 1.95	$ 2.92	$ 3.90

Percent Change in the Net Asset Value per Share				-9.98%	-14.98%	-19.97%	9.98%	14.98%	19.97%

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

Management of the Sponsor of the Funds (“Management”), including Sal Gilbertie, the Sponsor’s Principal Executive Officer and Cory Mullen-Rusin, the Sponsor’s Principal Financial Officer, who perform functions equivalent to those of a principal executive officer and principal financial officer of the Trust if the Trust had any officers, have evaluated the effectiveness of the design and operation of the Trust’s and each Fund’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report, and, based upon that evaluation, concluded that the Trust’s and each Fund’s disclosure controls and procedures were effective as of the end of such period, to ensure that information the Trust is required to disclose in the reports that it files or submits with the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Sponsor, as appropriate, to allow timely decisions regarding required disclosure. The scope of the evaluation of the effectiveness of the design and operation of its disclosure controls and procedures covers the Trust, as well as separately for each Fund that is a series of the Trust.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed on March 15, 2019.

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

An investment in a Fund faces numerous risks from its shares being traded in the secondary market, any of which may lead to the Fund’s shares trading at a premium or discount to NAV. Although Fund shares are listed for trading on the NYSE Arca, there can be no assurance that an active trading market for such shares will develop or be maintained. Trading in Fund shares may be halted due to market conditions or for reasons that, in the view of the NYSE Arca, make trading in shares inadvisable. There can be no assurance that the requirements of the NYSE Arca necessary to maintain the listing of any Fund will continue to be met or will remain unchanged or that the shares will trade with any volume, or at all. The NAV of each Fund’s shares will generally fluctuate with changes in the market value of the Fund’s portfolio holdings. The market prices of shares will generally fluctuate in accordance with changes in the Fund’s NAV and supply and demand of shares on the NYSE Arca. It cannot be predicted whether a Fund's shares will trade below, at or above their NAV. Investors buying or selling Fund shares in the secondary market will pay brokerage commissions or other charges imposed by brokers as determined by that broker. Brokerage commissions are often a fixed amount and may be a significant proportional cost for investors seeking to buy or sell relatively small amounts of shares. Trading volume of the shares of each Fund could be affected by investors who trade significant quantities of shareson any given business day. Such investors may or may not file all SEC filings as required. In addition, if interest rates realized on cash balances were to decline, there is a risk that the net investment ratio of the Funds may increase from the current level.

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

The operations of the Funds, the exchanges, brokers and counterparties with which the Funds do business, and the markets in which the Funds do business could be severely disrupted in the event of a major terrorist attack, natural disaster, cyber-attack or the outbreak, continuation or expansion of war or other hostilities. Global terrorist attacks, anti-terrorism initiatives, and political unrest continue to fuel this concern. In addition, a prolonged U.S. government shutdown could weaken the U.S. economy, interfere with the commodities markets that rely upon data published by U.S. federal government agencies, and prevent the Funds from receiving necessary regulatory review or approvals.

Failures or breaches of the electronic systems of the Funds, the Sponsor, the Custodian or mutual funds or other financial institutions in which the Funds invest, or the Funds’ other service providers, market makers, Authorized Purchasers, NYSE Arca, exchanges on which Futures Contracts or Other Commodity Interests are traded or cleared, or counterparties have the ability to cause disruptions and negatively impact the Funds’ business operations, potentially resulting in financial losses to a Fund and its shareholders. Such failures or breaches may include intentional cyber-attacks that may result in an unauthorized party gaining access to elecronic systems in order to misappropriate a Fund's assets or sensitive information. While the Funds have established business continuity plans and risk management systems seeking to address system breaches or failures, there are inherent limitations in such plans and systems. Furthermore, the Funds cannot control the cyber security plans and systems of the Custodian or mutual funds or other financial institutions in which the Funds invest, or the Funds’ other service providers, market makers, Authorized Purchasers, NYSE Arca, exchanges on which Futures Contracts or Other Commodity Interests are traded or cleared, or counterparties.

The Trust may, in its discretion, suspend the right to redeem Shares of a Fund or postpone the redemption settlement date: (1) for any period during which an applicable exchange is closed other than customary weekend or holiday closing, or trading is suspended or restricted; (2) for any period during which an emergency exists as a result of which delivery, disposal or evaluation of a Fund’s assets is not reasonably practicable; (3) for such other period as the Sponsor determines to be necessary for the protection of Shareholders; (4) if there is a possibility that any or all of the Benchmark Component Futures Contracts of a Fund on the specific exchange where the Fund is traded and from which the NAV of the Fund is calculated will be priced at a daily price limit restriction; or (5) if, in the sole discretion of the Sponsor, the execution of such an order would not be in the best interest of a Fund or its Shareholders. In addition, the Trust will reject a redemption order if the order is not in proper form as described in the agreement with the Authorized Purchaser or ifthe fulfillment of the order, in the opinion of its counsel, might be unlawful. Any such postponement, suspension or rejection could adversely affect a redeeming Shareholder. For example, the resulting delay may adversely affect the value of the Shareholder’s redemption proceeds if the NAV of a Fund declines during the period of delay. The Trust Agreement provides that the Sponsor and its designees will not be liable for any loss or damage that may result from any such suspension or postponement. A minimum number of baskets and associated Shares are specified for each Fund in its prospectus and in Part I, Item 1 of this document. Once that minimum number of Shares outstanding is reached, there can be no further redemptions until there has been a Creation Basket.

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

Third parties may assert that the Sponsor has infringed or otherwise violated their intellectual property rights. Third parties may independently develop business methods, trademarks or proprietary software and other technology similar to that of the Sponsor and claim that the Sponsor has violated their intellectual property rights, including their copyrights, trademark rights, trade names, trade secrets and patent rights. As a result, the Sponsor may have to litigate in the future to determine the validity and scope of other parties’ proprietary rights or defend itself against claims that it has infringed or otherwise violated other parties’ rights. Any litigation of this type, even if the Sponsor is successful and regardless of the merits, may result in significant costs, may divert resources from the Fund, or may require the Sponsor to change its proprietary software and other technology or enter into royalty or licensing agreements. The Sponsor has a patent on certain business methods and procedures used with respect to the Funds. The Sponsor utilizes certain proprietary software. Any unauthorized use of such proprietary software, business methods and/or procedures could adversely affect the competitive advantage of the Sponsor or the Funds and/or cause the Sponsor to take legal action to protect its rights.

In managing and directing the day-to-day activities and affairs of the Funds, the Sponsor relies almost entirely on a small number of individuals, including Mr. Sal Gilbertie, Mr. Steve Kahler and Ms. Cory Mullen-Rusin. If Mr. Gilbertie, Mr. Kahler or Ms. Mullen-Rusin were to leave or be unable to carry out their present responsibilities, it may have an adverse effect on the management of the Funds. To the extent that the Sponsor establishes additional commodity pools, even greater demands will be placed on these individuals.

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

When constructing a diversified portfolio investors often look for asset classes and individual securities that will enhance the risk adjusted returns of their portfolios. During the security selection process investors typically consider the security’s risk profile as well as its correlation to other portfolio holdings. Commodities are often included in a diversified portfolio due to their low correlation to traditional asset classes such as stocks and bonds.  However, it must be noted that portfolio diversification does not eliminate the risk of loss associated with investing.  Historical returns and correlations are not guaranteed in the future. It’s important to note that past performance is not indicative of future results and that investments cannot be made directly into indexes which are often used to display correlation results.

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

The Performance of Each Fund May Not Correlate with the Applicable Benchmark

If a Fund is required to sell short-term Treasury Securities or cash equivalents at a price lower than the price at which they were acquired, the Fund will experience a loss. This loss may adversely impact the price of the Shares and may decrease the correlation between the price of the Shares, the Benchmark, and the spot price of the specific commodity interest or the commodity interests of the Underlying Funds in the case of TAGS. The value of short-term Treasury Securities and other debt securities generally moves inversely with movements in interest rates. The prices of longer maturity securities are subject to greater market fluctuations as a result of changes in interest rates. While the short-term nature of a Fund’s investments in short-term Treasury Securities and cash equivalents should minimize the interest rate risk to which the Fund is subject, it is possible that the short-term Treasury Securities and cash equivalents held by the Fund will decline in value.

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

The Sponsor cannot predict to what extent the performance of the commodity interest will or will not correlate to the performance of other broader asset classes such as stocks and bonds. If the performance of a specific Fund were to move more directly with the financial markets, an investment in the Fund may provide you little or no diversification benefits. Thus, in a declining market, the Fund may have no gains to offset your losses from other investments, and you may suffer losses on your investment in the Fund at the same time you may incur losses with respect to other asset classes. Variables such as drought, floods, weather, embargoes, tariffs and other political events may have a larger impact on commodity and Commodity Interests prices than on traditional securities and broader financial markets. These additional variables may create additional investment risks that subject a Fund’s investments to greater volatility than investments in traditional securities. Lower correlation should not be confused with negative correlation; with negative correlation the performance of two asset classes would be opposite of each other. There is no historic evidence that the spot price of a specific commodity, corn, for example, and prices of other financial assets, such as stocks and bonds, are negatively correlated. In the absence of negative correlation, a Fund cannot be expected to be automatically profitable during unfavorable periods for the stock market, or vice versa.

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

The Sponsor may use spreads and straddles as part of its overall trading strategy to closely follow the Benchmark. There is a risk that a Fund’s NAV may not closely track the change in its Benchmark. Spreads combine simultaneous long and short positions in related futures contracts that differ by commodity, by market or by delivery month (for example, long April, short November). Spreads gain or lose value as a result of relative changes in price between the long and short positions. Spreads often reduce risk to investors because the contracts tend to move up or down together. However, both legs of thespread could move against an investor simultaneously, in which case the spread would lose value. Certain types of spreads may face unlimited risk, e.g., because the price of a futures contract underlying a short position can increase by an unlimited amount and the investor would have to take delivery or offset at that price. A commodity straddle takes both long and short option positions in the same commodity in the same market and delivery month simultaneously. The buyer of a straddle profits if either thelong or the short leg of the straddle moves further than the combined cost of both options. The seller of the straddle profits if both the long and short positions do not trade beyond a range equal to the combined premium for selling both options. If the Sponsor were to utilize a spread or straddle position and the position performed differently than expected, the results could impact that Fund’s tracking error. This could affect the Fund’s investment objective of having its NAV closely track the Benchmark. Additionally, a loss on the position would negatively impact the Fund’s absolute return.

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

As interests in separate series of a Delaware statutory trust, the Shares do not involve the rights normally associated with the ownership of shares of a corporation. In addition, the Shares have limited voting and distribution rights (for example, Shareholders do not have the right to elect directors, as the Trust does not have a board of directors, and generally will not receive regular distributions of the net income and capital gains earned by the Fund). The Funds are also not subject to certain investor protection provisions of the Sarbanes Oxley Act of 2002 and the NYSE Arca governance rules (for example, audit committee requirements).

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

A market disruption, such as a foreign government taking political actions that disrupt the market in its currency, its commodity production or exports, or in another major export, can also make it difficult to liquidate a position. Unexpected market illiquidity may cause major losses to investors at any time or from time to time. In addition, no Fund intends at this time to establish a credit facility, which would provide an additional source of liquidity, but instead will rely only on the short-term Treasury Securities, cash and/or cash equivalents that it holds to meet its liquidity needs. The anticipated large value of the positions in a specific Commodity Interest that the Sponsor will acquire or enter into for a Fund increases the risk of illiquidity. Because Commodity Interests may be illiquid, a Fund’s holdings may be more difficult to liquidate at favorable prices in periods of illiquid markets and losses may be incurred during the period in which positions are being liquidated.

A Fund may invest in Other Commodity Interests. To the extent that these Other Commodity Interests are contracts individually negotiated between their parties, they may not be as liquid as Commodity Futures Contracts and will expose the Fund to credit risk that its counterparty may not be able to satisfy its obligations to the Fund.

The changing nature of the participants in the commodity specific market will influence whether futures prices are above or below the expected future spot price. Producers of the specific commodity will typically seek to hedge against falling commodity prices by selling Commodity Futures Contracts. Therefore, if commodity producers become the predominant hedgers in the futures market, prices of Commodity Futures Contracts will typically be below expected future spot prices. Conversely, if the predominant hedgers in the futures market are the purchasers of the commodity, who purchase Commodity Futures Contracts to hedge against a rise in prices, prices of the CommodityFutures Contracts will likely be higher than expected future spot prices. This can have significant implications for a Fund when it is time to sell a Commodity Futures Contract that is no longer a Benchmark Component Futures Contract and purchase a new Commodity Futures Contract or to sell a Commodity Futures Contract to meet redemption requests. A Fund may invest in Other Commodity Interests. To the extent that these Other Commodity Interests are contracts individually negotiated between their parties, they may not be as liquid as Commodity Futures Contracts and will expose the Fund to credit risk that its counterparty may not be able to satisfy its obligations to the Fund.

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

Under CFTC regulations, a clearing broker with respect to a Fund’s exchange-traded Commodity Interests must maintain customers’ assets in a bulk segregated account. If a clearing broker fails to do so or is unable to satisfy a substantial deficit in a customer account, its other customers may be subject to risk of a substantial loss of their funds in the event of that clearing broker’s bankruptcy. In that event, the clearing broker’s customers, such as a Fund, are entitled to recover, even in respect of property specifically traceable to them, only a proportional share of all property available for distribution to all of that clearing broker’s customers. A Fund also may be subject to the risk of the failure of, or delay in performance by, any exchanges and markets and their clearing organizations, if any, on which Commodity Interests are traded. From time to time, the clearing brokers may be subject to legal or regulatory proceedings in the ordinary course of their business. A clearing broker’s involvement in costly or time-consuming legal proceedings may divert financial resources or personnel away from the clearing broker’s trading operations, which could impair the clearing broker’s ability to successfully execute and clear a Fund’s trades. For additional information regarding recent regulatory developments that may impact the Funds or the Trust, refer to the section entitled “Regulatory Considerations” section of this document.

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

A portion of the Fund’s assets may be used to trade over-the-counter Commodity Interests, such as forward contracts or swaps. Over-the-counter contracts are typically traded on a principal-to-principal cleared and non-cleared basis through dealer markets that are dominated by major money center and investment banks and other institutions and that prior to the passage of the Dodd-Frank Act had been essentially unregulated by the CFTC, although this is an area of pending, substantial regulatory change. The markets for over-the-counter contracts will continue to rely upon the integrity of market participants in lieu of the additional regulation imposed by the CFTC on participants in the futures markets. The forward markets have been largely unregulated, except for anti-manipulation and anti-fraud prohibitions, forward contracts have been executed bi-laterally and, in general historically, forward contracts were not cleared or guaranteed by a third party. On November 16, 2012, the Secretary of the Treasury issued a final determination that exempts both foreign exchange swaps and foreign exchange forwards from the definition of “swap” and, by extension, additional regulatory requirements (such as clearing and margin). The final determination does not extend to other FX derivatives, such as FX options, certain currency swaps, and non-deliverable forwards. While the Dodd-Frank Act and certain regulations adopted thereunder are intended to provide additional protections to participants in the over-the-counter market, the lack of regulation in these markets could expose the Fund in certain circumstances to significant losses in the event of trading abuses or financial failure by participants. While increased regulation of over-the-counter Commodity Interests is likely to result from changes that are required to be effectuated by the Dodd-Frank Act, there is no guarantee that such increased regulation will be effective to reduce these risks.

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

The Trust has received an opinion of counsel that, under current U.S. federal income tax laws, the Funds will be treated as partnerships that are not taxable as corporations for U.S. federal income tax purposes, provided that (i) at least 90 percent of each Fund’s annual gross income consists of “qualifying income” as defined in the Code, (ii) the Funds are organized and operated in accordance with their governing agreements and applicable law, and (iii) the Funds do not elect to be taxed as corporations for federal income tax purposes. Although the Sponsor anticipates that the Funds have satisfied and will continue to satisfy the “qualifying income” requirement for all of their taxable years, that result cannot be assured. The Funds have not requested and will not request any ruling from the IRS with respect to their classification as partnerships not taxable as corporations for federal income tax purposes. If the IRS were to successfully assert that the Funds are taxable as corporations for federal incometax purposes in any taxable year, rather than passing through their income, gains, losses and deductions proportionately to Shareholders, each Fund would be subject to tax on its net income for the year at corporate tax rates. In addition, although the Sponsor does not currently intend to make distributions with respect to Shares, any distributions would be taxable to Shareholders as dividend income. Taxation of the Funds as corporations could materially reduce the after-tax return on an investment in Shares and could substantially reduce the value of your Shares.

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

The price movements for corn are influenced by, among other things, weather conditions, crop disease, transportation difficulties, various planting, growing and harvesting problems, governmental policies, changing demand, and seasonal fluctuations in supply. More generally, commodity prices may be influenced by economic and monetary events such as changesin interest rates, changes in balances of payments and trade, U.S. and international inflation rates, currency valuations and devaluations, U.S. and international economic events, and changes in the philosophies and emotions of market participants. Because the Fund invests primarily in interests in a single commodity, it is not a diversified investment vehicle, and therefore may be subject to greater volatility than a diversified portfolio of stocks or bonds or a more diversified commodity pool.

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

The price and availability of corn is influenced by economic and industry conditions, including but not limited to supply and demand factors such as: crop disease and infestation (including, but not limited to, Leaf Blight, Ear Rot and Root Rot). transportation difficulties. various planting, growing, or harvesting problems. and severe weather conditions (particularly during the spring planting season and the fall harvest) such as drought, floods, or frost that are difficult to anticipate and which cannot be controlled. Demand for corn in the United States to produce ethanol has also been a significant factor affecting the price of corn. In turn, demand for ethanol has tended to increase when the price of gasoline has increased and has been significantly affected by United States governmental policies designed to encourage the production of ethanol. Foreign governments may adopt similar policies regarding ethanol which may also be a significant factor affecting the price of corn. Government policies also have the potential to reduce the demand for ethanol. Additionally, demand for corn is affected by changes in consumer tastes, national, regional and local economic conditions, and demographic trends. Finally, because corn is often used as an ingredient in livestock feed, demand for corn is subject to risks associated with raising livestock.

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

The price and availability of soybeans is influenced by economic and industry conditions, including but not limited to supply and demand factors such as: crop disease, weed control, water availability, various planting, growing, or harvesting problems. Severe weather conditions such as drought, floods, heavy rains, frost, uncontrolled fires, (including arson), or natural disasters that are difficult to anticipate and which cannot be controlled. Additionally, demand for soybeans is affected by changes in international, national, regional and local economic conditions, challenges in doing business with foreign companies, legal and regulatory restrictions, transportation costs, interruptions in energy supply, currency exchange rate fluctuations,political and economic instability as well asdemographic trends. The increased production of soybean crops in South America and the rising demand for soybeans in emerging nations such as China and India have increased competition in the soybean market.

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

The global price and availability of sugar is influenced by economic and industry conditions, including but not limited to supply and demand factors such as: crop disease, weed control, water availability, various planting, growing, or harvesting problems. severe weather conditions such as drought, floods, or frost that are difficult to anticipate and which cannot be controlled, uncontrolled fires, including arson. Additionally, demand for sugar is affected by changes in consumer tastes, national, regional and local economic conditions, challenges in doing business with foreign companies legal and regulatory restrictions, fluctuation of shipping rates, currency exchange rate fluctuations,political and economic instability as well as demographic trends . Global demand for sugar to produce ethanol has also been a significant factor affecting the price of sugar. rising affluence of emerging nations such as China and India have created demand for sugar. An influx of people in developing countries moving from rural to urban areas may create more disposable income to be spent on sugar products and might also reduce sugar production in rural areas on account of worker shortages, all of which would result in upward pressure on sugar prices. On the other hand, public health concerns regarding obesity, heart disease and diabetes, particularly in developed countries, may reduce demand for sugar. Due to the length of time it takes to grow sugarcane and sugar beets and the cost of new facilities for processing these crops, it may not be possible to increase supply quickly or in a cost-effective manner, in order to meet an increase in demand for sugar.

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

The price and availability of wheat is influenced by economic and industry conditions, including but not limited to supply and demand factors such as: crop disease, weed control, water availability, various planting, growing, harvesting problems, severe weather conditions such as drought, floods, or frost that are difficult to anticipate and which cannot be controlled. Demand for food products made from wheat flour is affected by changes in consumer tastes, national, regional and local economic conditions, and demographic trends. More specifically, demand for such food products in the United States is relatively unaffected by changes in wheat prices or disposable income but is closely tied to tastes and preferences. For example, in recent years the increase in the popularity of low carbohydrate diets caused the consumption of wheat flour to decrease rapidly before rebounding somewhat after 2005. Export demand for wheat fluctuates yearly, based largely on crop yields in the importing countries.

Wheat production is subject to United States federal, state and local policies and regulations that materially affect operations. Governmental policies affecting the agricultural industry, such as taxes, tariffs, duties, subsidies, incentives, acreage control, and import and export restrictions on agricultural commodities and commodity products, can influence the planting of certain crops, the location and size of crop production, the volume and types of imports and exports, the availability and competitiveness of feedstocks as raw materials, and industry profitability. Additionally, wheat production is affected by laws and regulations relating to, but not limited to, the sourcing, transporting, storing and processing of agricultural raw materials as well as the transporting, storing and distributing of related agricultural products. U.S. wheat producers also must comply with various environmental laws and regulations, such as thoseregulating the use of certain pesticides, and local laws that regulate the production of genetically modified crops. In addition, international trade disputes can adversely affect agricultural commodity trade flows by limiting or disrupting trade between countries or regions.

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

The original registration statement on Form S-1 registering 30,000,000 common units, or “Shares,” of the Teucrium Corn Fund (File No. 333-162033) was declared effective on June 7, 2010. A second registration statement on Form S-1 (File No. 333-187463) which replaced the original registration statement was declared effective on April 30, 2013, a third registration statement on Form S-1 (File No. 333-210010) which replaced the second registration statement was declared effective on April 29, 2016, and a fourth registration statement on Form S-1 (File No. 333-230626) which replaced the third registration statement was declared effective on April 29, 2019. From June 9, 2010 (the commencement of operations) through March 31, 2019, 17,350,000 Shares of the Fund were sold at an aggregate offering price of $510,469,519. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund from June 9, 2010 (the commencement of operations) through March 31, 2019 in an amount equal to $899,746, resulting in net offering proceeds of $509,567,773. The offering proceeds were invested in corn futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The original registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of Teucrium Soybean Fund (File No. 333-167590) was declared effective on June 13, 2011. A second registration statement on Form S-1 (File No. 333-196210) which replaced the original registration statement was declared effective on June 30, 2014. A third registration statement on Form S-1 (File No. 333-223940) which registered a total of 11,650,000 shares was declared effective on April 30, 2018. From September 19, 2011 (the commencement of the offering) through March 31, 2019, 4,650,000 Shares of the Fund were sold at an aggregate offering price of $90,402,276. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through March 31, 2019 in an amount equal to $123,846, resulting in net offering proceeds of $90,278,430. The offering proceeds were invested in soybean futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The original registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of Teucrium Sugar Fund (File No. 333-167585) was declared effective on June 13, 2011. A second registration statement on Form S-1 (File No. 333-196211) which replaced the original registration statement was declared effective on June 30, 2014. A third registration statement on Form S-1 (File No. 333-223941) which registered a total of 12,500,000 shares was declared effective on April 30, 2018. From September 19, 2011 (the commencement of the offering) through March 31, 2019, 4,475,000 Shares of the Fund were sold at an aggregate offering price of $45,028,921. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through March 31, 2019 in an amount equal to $60,202, resulting in net offering proceeds of $44,968,718. The offering proceeds were invested in sugar futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The original registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of Teucrium Wheat Fund (File No. 333-167591) was declared effective on June 13, 2011. A second registration statement on Form S-1 (File No. 333-196209) which replaced the original registration statement was declared effective on June 30, 2014. A third registration statement on Form S-1 (File No. 333-212481) which registered a total of 25,350,000 shares was declared effective on July 15, 2016. A fourth registration statement on Form S-1 (File No. 333-230623) which registered a total of 43,575,000 shares was declared effective on April 29, 2019. From September 19, 2011 (the commencement of the offering) through March 31, 2019, 20,275,000 Shares of the Fund were sold at an aggregate offering price of $176,898,925. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through March 31, 2019 in an amount equal to $288,940, resulting in net offering proceeds of $176,609,985. The offering proceeds were invested in wheat futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The original registration statement on Form S-1 registering 5,000,000 common units, or “Shares,” of Teucrium Agricultural Fund (File No. 333-173691) was declared effective on February 10, 2012. A second registration statement on Form S-1 (File No. 333-201953) which replaced the original registration statement was declared effective on April 30, 2015. A third registration statement on Form S-1 (File No. 333-223943) which replaced the second registration statement was declared effective on April 30, 2018. From March 28, 2012 (the commencement of the offering) through March 31, 2019, 375,000 Shares of the Fund were sold at an aggregate offering price of $18,285,685. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through March 31, 2019 in an amount equal to $10,390, resulting in net offering proceeds of $18,275,295. The offering proceeds were invested in Shares of the Underlying Funds and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Issuer Purchases of CORN Shares:
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2019	-	-	N/A	N/A
February 1 to February 28, 2019	50,000	$16.19	N/A	N/A
March 1 to March 31, 2019	-	-	N/A	N/A
Total	50,000	$16.19

Issuer Purchases of SOYB Shares:
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2019	200,000	$16.50	N/A	N/A
February 1 to February 28, 2019	50,000	$16.37	N/A	N/A
March 1 to March 31, 2019	-	-	N/A	N/A
Total	250,000	$16.47

Issuer Purchases of CANE Shares:
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2019	125,000	$7.67	N/A	N/A
February 1 to February 28, 2019	-	-	N/A	N/A
March 1 to March 31, 2019	50,000	$7.31	N/A	N/A
Total	175,000	$7.57

Issuer Purchases of WEAT Shares:
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2019	-	-	N/A	N/A
February 1 to February 28, 2019	50,000	$5.43	N/A	N/A
March 1 to March 31, 2019	50,000	$5.43	N/A	N/A
Total	100,000	$5.43

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

Teucrium Commodity Trust (Registrant)

By:	Teucrium Trading, LLC
its Sponsor

By:	/s/ Cory Mullen-Rusin
Name:	Cory Mullen-Rusin
Chief Financial Officer

Date: May 10, 2019

Teucrium Commodity Trust (Registrant)

By:	Teucrium Trading, LLC
its Sponsor

By:	/s/ Sal Gilbertie
Name:	Sal Gilbertie
Chief Executive Officer

Date: May 10, 2019