Form 10-Q
period 2019-06-30
Teucrium Commodity Trust
filed 2019-08-09
CIK 1471824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2019.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to ..

Commission File Number: 001-34765

Teucrium Commodity Trust
(Exact name of registrant as specified in its charter)

Delaware	27-0724963
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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
☐   Yes ☒   No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Total Number of Outstanding Shares as of August 7, 2019
Teucrium Corn Fund	6,000,004
Teucrium Sugar Fund	1,350,004
Teucrium Soybean Fund	2,050,004
Teucrium Wheat Fund	9,550,004
Teucrium Agricultural Fund	75,002

TEUCRIUM COMMODITY TRUST

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements.

TEUCRIUM COMMODITY TRUST
 COMBINED STATEMENTS OF ASSETS AND LIABILITIES
	June 30, 2019	December 31, 2018
	(Unaudited)
Assets
Cash and cash equivalents	$200,343,594	$159,250,322
Interest receivable	1,151	113
Other assets	230,035	24,455
Equity in trading accounts:
Commodity futures contracts	9,226,814	569,742
Due from broker	129,680	10,972,275
Total equity in trading accounts	9,356,494	11,542,017
Total assets	209,931,274	170,816,907

Liabilities
Management fee payable to Sponsor	157,586	135,263
Payable for purchases of commercial paper	-	14,951,548
Other liabilities	99,818	109,342
Equity in trading accounts:
Commodity futures contracts	1,425,971	5,369,594
Due to broker	10,217,018	-
Total equity in trading accounts	11,642,989	5,369,594
Total liabilities	11,900,393	20,565,747

Net Assets	$198,030,881	$150,251,160

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST
 COMBINED SCHEDULE OF INVESTMENTS
June 30, 2019
(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio (cost $3,163)	$3,163	0.00%	3,163

			Principal Amount
U.S. Treasury Obligations
U.S. Treasury Bills 2.02% (cost: $8,141,122 due 7/30/2019) (a)(b)	$8,142,925	4.11%	8,156,000

Commercial Paper
Boston Scientific Corporation 2.77% (cost: $12,418,180 due 8/09/2019)	12,462,895	6.29	12,500,000
Boston Scientific Corporation 2.75% (cost: $4,949,400 due 8/12/2019)	4,984,134	2.52	5,000,000
Broadcom Inc. 2.67% (cost: $12,475,156 due 7/16/2019)	12,486,198	6.31	12,500,000
Enable Midstream Partners, LP 2.93% (cost: $4,977,042 due 7/24/2019)	4,990,736	2.52	5,000,000
Enable Midstream Partners, LP 2.91% (cost: $4,977,600 due 8/05/2019)	4,986,000	2.52	5,000,000
Enable Midstream Partners, LP 2.83% (cost: $9,930,000 due 9/18/2019)	9,938,556	5.02	10,000,000
Energy Transfer Operating, L.P. 2.72% (cost: $2,497,938 due 7/05/2019)	2,499,250	1.26	2,500,000
Energy Transfer Operating, L.P. 2.72% (cost: $14,986,500 due 7/10/2019)	14,989,875	7.57	15,000,000
General Motors Financial Company, Inc. 2.67% (cost: $4,991,534 due 7/10/2019)	4,996,687	2.52	5,000,000
General Motors Financial Company, Inc. 2.68% (cost: $4,981,898 due 7/25/2019)	4,991,134	2.52	5,000,000
General Motors Financial Company, Inc. 2.68% (cost: $9,940,375 due 9/03/2019)	9,952,888	5.03	10,000,000
Royal Caribbean Cruises Ltd. 2.69% (cost: $7,484,981 due 7/01/2019)	7,500,000	3.79	7,500,000
Total Commercial Paper (cost: $94,630,604)	$94,778,353	47.87%
Total cash equivalents	$102,924,441	51.98%
			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States corn futures contracts
CBOT corn futures SEP19 (1,561 contracts)	$2,243,475	1.13%	$33,151,738
CBOT corn futures DEC19 (1,318 contracts)	629,613	0.32	28,435,850
CBOT corn futures DEC20 (1,675 contracts)	353,525	0.18	34,819,062

United States soybean futures contracts
CBOT soybean futures NOV19 (250 contracts)	496,100	0.25	11,537,500
CBOT soybean futures JAN20 (212 contacts)	887,625	0.45	9,905,700
CBOT soybean futures NOV20 (244 contracts)	47,500	0.02	11,608,300

United States sugar futures contracts
ICE sugar futures MAR20 (228 contracts)	77,426	0.04	3,460,128

United States wheat futures contracts
CBOT wheat futures SEP19 (776 contracts)	2,599,787	1.31	20,457,300
CBOT wheat futures DEC20 (733 contracts)	1,891,763	0.96	20,652,275
Total commodity futures contracts	$9,226,814	4.66%	$174,027,853

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States sugar futures contracts
ICE sugar futures MAY20 (195 contracts)	$12,869	0.01%	$2,976,792
ICE sugar futures MAR21 (219 contracts)	87,327	0.04	3,492,787

United States wheat futures contracts
CBOT wheat futures DEC19 (653 contracts)	1,325,775	0.67	17,582,025
Total commodity futures contracts	$1,425,971	0.72%	$24,051,604

Exchange-traded funds*			Shares
Teucrium Corn Fund	$371,682	0.19%	22,658
Teucrium Soybean Fund	380,232	0.19	24,181
Teucrium Sugar Fund	376,978	0.19	53,124
Teucrium Wheat Fund	380,036	0.19	66,037
Total exchange-traded funds (cost $1,954,184)	$1,508,928	0.76%

*The Trust eliminates the shares owned by the Teucrium Agricultural Fund from its combined statements of assets and liabilities due to the fact that these represent holdings of the Underlying Funds owned by the Teucrium Agricultural Fund, which are included as shares outstanding of the Underlying Funds.
(a) Discount yield at the time of purchase
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

TEUCRIUM COMMODITY TRUST
COMBINED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized (loss) gain on commodity futures contracts	$(7,714,964)	$4,467,596	$(12,321,045)	$6,692,509
Net change in unrealized appreciation or (depreciation) on commodity futures contracts	17,277,425	(12,318,563)	12,600,695	(7,253,850)
Interest income	1,101,771	879,030	2,087,816	1,519,669
Total income (loss)	10,664,232	(6,971,937)	2,367,466	958,328

Expenses
Management fees	412,685	433,254	779,348	815,838
Professional fees	333,153	426,230	635,234	701,997
Distribution and marketing fees	729,998	807,165	1,297,194	1,562,969
Custodian fees and expenses	89,371	99,544	173,420	184,022
Business permits and licenses fees	22,360	26,959	54,306	87,727
General and administrative expenses	81,706	89,688	145,425	157,885
Brokerage commissions	13,144	46,147	41,273	88,724
Other expenses	7,661	32,848	15,562	66,139
Total expenses	1,690,078	1,961,835	3,141,762	3,665,301

Expenses waived by the Sponsor	(98,526)	(379,836)	(232,643)	(642,134)

Total expenses, net	1,591,552	1,581,999	2,909,119	3,023,167

Net income (loss)	$9,072,680	$(8,553,936)	$(541,653)	$(2,064,839)

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST
 COMBINED STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)
	Six months ended	Six months ended
	June 30, 2019	June 30, 2018
Operations
Net loss	$(541,653)	$(2,064,839)
Capital transactions
Issuance of Shares	61,931,985	53,863,007
Redemption of Shares	(13,611,950)	(22,602,148)
Net change in the cost of the Underlying Funds	1,339	(574,895)
Total capital transactions	48,321,374	30,685,964

Net change in net assets	47,779,721	28,621,125

Net assets, beginning of period	150,251,160	142,946,752

Net assets, end of period	$198,030,881	$171,567,877

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST
 COMBINED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six months ended	Six months ended
	June 30, 2019	June 30, 2018
Cash flows from operating activities:
Net loss	$(541,653)	$(2,064,839)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized appreciation or (depreciation) on commodity futures contracts	(12,600,695)	7,253,850
Changes in operating assets and liabilities:
Due from broker	10,842,595	(13,310,837)
Interest receivable	(1,038)	250
Other assets	(205,580)	(135,575)
Due to broker	10,217,018	-
Management fee payable to Sponsor	22,323	20,919
Payable for purchases of commercial paper	(14,951,548)	-
Other liabilities	(9,524)	71,287
Net cash used in operating activities	(7,228,102)	(8,164,945)

Cash flows from financing activities:
Proceeds from sale of Shares	61,931,985	53,863,007
Redemption of Shares	(13,611,950)	(22,602,148)
Net change in cost of the Underlying Funds	1,339	(574,895)
Net cash provided by financing activities	48,321,374	30,685,964

Net change in cash and cash equivalents	41,093,272	22,521,019
Cash and cash equivalents cash beginning of period	159,250,322	137,945,626
Cash and cash equivalents end of period	$200,343,594	$160,466,645

The accompanying notes are an integral part of these financial statements.

NOTES TO COMBINED FINANCIAL STATEMENTS
June 30, 2019
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

On June 5, 2010, the initial Form S-1 for CORN was declared effective by the U.S. Securities and Exchange Commission (“SEC”). On June 8, 2010, four Creation Baskets for CORN were issued representing 200,000 shares and $5,000,000. CORN began trading on the New York Stock Exchange (“NYSE”) Arca on June 9, 2010. As of June 30, 2019, CORN offered its shares pursuant to a registration statement that was declared effective on April 29, 2016.

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year ending December 31, 2019.

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

The Sponsor employs Exchange Traded Concepts, LLC ("ETC") as the Marketing Agent, providing certain marketing consulting services in connection with the content strategy and e-mail marketing for the Funds. For its services as the Marketing Agent, ETC receives $5,000 a month and 0.02% of the Fund's average daily net assets, when assets are above the combined amount of $160 million. These services are recorded in distribution and marketing fees on the combined statements of the operations. A summary of these expenses is included below:

	Three months ended June 30, 2019	Three months ended June 30, 2018	Six months ended June 30, 2019	Six months ended June 30, 2018
Amount Recognized for Custody Services	$89,371	$99,544	$173,420	$184,022
Amount of Custody Services Waived	$5,951	$31,268	$19,567	$44,439

Amount Recognized for Distribution Services	$35,502	$39,053	$73,407	$87,201
Amount of Distribution Services Waived	$2,294	$6,930	$3,900	$21,591

Amount Recognized for Brokerage Commissions	$13,144	$46,147	$41,272	$88,724
Amount of Brokerage Commissions Waived	$-	$-	$-	$-

Amount Recognized for Wilmington Trust	$-	$-	$-	$-
Amount of Wilmington Trust Waived	$-	$-	$-	$-

Amount Recognized for Marketing Agent	$15,000	$-	$15,000	$-
Amount of Marketing Agent Waived	$491	$-	$491	$-

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

The Funds are required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Funds file income tax returns in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2016 to 2018, the Funds remain subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Funds recording a tax liability that reduces net assets. Based on their analysis, the Funds have determined that they have not incurred any liability for unrecognized tax benefits as of June 30, 2019 and for the years ended December 31, 2018, 2017, and 2016. However, the Funds’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Funds recognize interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three and six months ended June 30, 2019 and 2018.

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

	June 30, 2019	December 31, 2018
Money Market Funds	$3,163	$3,262
Demand Deposit Savings Accounts	97,419,153	71,898,880
Commercial Paper	94,778,353	87,348,180
Treasury Bills	8,142,925	-
Total cash and cash equivalents as presented on the Statement of Assets and Liabilities	$200,343,594	$159,250,322

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

	Three months ended June 30, 2019	Three months ended June 30, 2018	Six months ended June 30, 2019	Six months ended June 30, 2018
Recognized Related Party Transactions	$426,792	$472,586	$1,117,600	$1,452,851
Waived Related Party Transactions	$39,877	$122,390	$76,557	$251,171

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

	CORN	SOYB	CANE	WEAT	TAGS	TRUST
Three months ended June 30, 2019	$-	$33,391	$57,954	$-	$7,181	$98,526
Three months ended June 30, 2018	$98,041	$84,485	$66,209	$121,015	$10,086	$379,836
Six months ended June 30, 2019	$5,639	$96,303	$99,436	$2,500	$28,765	$232,643
Six months ended June 30, 2018	$138,723	$184,427	$146,899	$144,784	$27,172	$642,134

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

On June 30, 2019 and December 31, 2018, in the opinion of the Trust, the reported value at the close of the market for each commodity contract fairly reflected the value of the futures and no alternative valuations were required. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Funds consider the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

For the three and six months ended June 30, 2019 and year ended December 31, 2018, the Funds did not have any significant transfers between any of the levels of the fair value hierarchy.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-04: “Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and hedging, and Topic 825, Financial Instruments.” The amendments clarify and improve areas of guidance related to the recently issued standards on credit losses, hedging, and recognition and measurement, specifically relating to ASU 2017-12. The amendments were adopted for the quarter ended June 30, 2019; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Funds.

The FASB issued ASU2019-01: "Leases (Topic 842): Codification Improvements. These amendments align the guidance for fair value of underlying assets by lessors that are not manufacturers or dealers in Topic 842 with that of existing guidance. The amendments will be effective for fiscal years and interim periods beginning after December 15, 2019 and may be adopted early. The Sponsor is evaluating the impacts but the amendment is not expected to have a material impact on the financial statements of the Trust or the Funds.

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

Note 4 – Fair Value Measurements

The Trust’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Trust’s significant accounting policies in Note 3. The following table presents information about the Trust’s assets and liabilities measured at fair value as of June 30, 2019 and December 31, 2018:

June 30, 2019

Assets:	Level 1	Level 2	Level 3	Balance as of June 30, 2019
Cash Equivalents	$102,924,441	$-	$-	$102,924,441
Commodity Futures Contracts
Corn futures contracts	3,226,613	-	-	3,226,613
Soybeans futures contracts	1,431,225	-	-	1,431,225
Sugar futures contracts	74,426	-	-	74,426
Wheat futures contracts	4,491,550	-	-	4,491,550
Total	$112,151,255	$-	$-	$112,151,255

Liabilities:	Level 1	Level 2	Level 3	Balance as of June 30, 2019
Commodity Futures Contracts
Sugar futures contracts	$100,196	-	-	$100,196
Wheat futures contracts	1,325,775	-	-	1,325,775
Total	$1,425,971	$-	$-	$1,425,971

December 31, 2018

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2018
Cash Equivalents	$87,351,442	$-	$-	$87,351,442
Commodity Futures Contracts
Corn futures contracts	107,363	-	-	107,363
Soybeans futures contracts	228,400	-	-	228,400
Sugar futures contracts	233,979	-	-	233,979
Total	$87,921,185	$-	$-	$87,921,185

Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2018
Commodity Futures Contracts
Corn futures contracts	$1,297,288	$-	$-	$1,297,288
Soybeans futures contracts	39,250	-	-	39,250
Sugar futures contracts	47,656	-	-	47,656
Wheat futures contracts	3,985,400	-	-	3,985,400
Total	$5,369,594	$-	$-	$5,369,594

For the six months ended June 30, 2019 and year ended December 31, 2018, the Funds did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Funds utilize derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Funds’ derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Funds are also subject to additional counter-party risk due to inability of its counter-parties to meet the terms of their contracts. For the three and six months ended June 30, 2019 and year ended December 31, 2018, the Funds invested only in commodity futures contracts specifically related to each Fund.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of June 30, 2019 and December 31, 2018.

Offsetting of Financial Assets and Derivative Assets as of June 30, 2019
	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Due to Broker	Net Amount
Commodity Price
Corn futures contracts	$3,226,613	$-	$3,226,613	$-	$3,226,613	$-
Soybeans futures contracts	$1,431,225	$-	$1,431,225	$-	$738,351	$692,874
Sugar futures contracts	$77,426	$-	$77,426	$77,426	$-	$-
Wheat futures contracts	$4,491,550	$-	$4,491,550	$1,325,775	$3,165,775	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of June 30, 2019
	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Due from Broker	Net Amount
Commodity Price
Sugar futures contracts	$100,196	$-	$100,196	$77,426	$22,770	$-
Wheat futures contracts	$1,325,775	$-	$1,325,775	$1,325,775	$-	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2018

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Due to Broker	Net Amount
Commodity Price
Corn futures contracts	$107,363	$-	$107,363	$107,363		$-
Soybeans futures contracts	$228,400	$-	$228,400	$39,250	$-	$189,150
Sugar futures contracts	$233,979	$-	$233,979	$47,656	$-	$186,323

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2018

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Due from Broker	Net Amount
Commodity Price
Corn futures contracts	$1,297,288	$-	$1,297,288	$107,363	$1,189,925	$-
Soybeans futures contracts	$39,250	$-	$39,250	$39,250	$-	$-
Sugar futures contracts	$47,656	$-	$47,656	$47,656	$-	$-
Wheat futures contracts	$3,985,400	$-	$3,985,400	$-	$3,985,400	$-

The following is a summary of realized and unrealized gains (losses) of the derivative instruments utilized by the Trust:

Three months ended June 30, 2019
	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation (Depreciation) on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(2,187,325)	$6,531,538
Soybeans futures contracts	(1,187,050)	1,746,950
Sugar futures contracts	(68,701)	(269,125)
Wheat futures contracts	(4,271,888)	9,268,062
Total commodity futures contracts	$(7,714,964)	$17,277,425

Three months ended June 30, 2018
	Realized Gain (Loss) on Commodity Futures Contracts	Net Change in Unrealized (Depreciation) Appreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$1,931,575	$(8,790,088)
Soybeans futures contracts	(2,413)	(2,456,537)
Sugar futures contracts	(1,028,754)	278,275
Wheat futures contracts	3,567,188	(1,350,213)
Total commodity futures contracts	$4,467,596	$(12,318,563)

Six months ended June 30, 2019
	Realized (Loss) Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation (Depreciation) on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(3,093,050)	$4,416,538
Soybeans futures contracts	(1,153,412)	1,242,075
Sugar futures contracts	292,667	(209,093)
Wheat futures contracts	(8,367,250)	7,151,175
Total commodity futures contracts	$(12,321,045)	$12,600,695

Six months ended June 30, 2018
	Realized Gain (Loss) on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$3,170,538	$(4,809,338)
Soybeans futures contracts	(80,012)	(1,574,000)
Sugar futures contracts	(1,297,867)	(608,462)
Wheat futures contracts	4,899,850	(262,050)
Total commodity futures contracts	$6,692,509	$(7,253,850)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for the futures contracts held was $175.1 million and $160.3 million, respectively, for the three and six months ended June 30, 2019 and $177.1 million and $168.0 million, respectively, for the three and six months ended June 30, 2018.

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

Note 7 – Detail of the net assets and shares outstanding of the Funds that are a series of the Trust

The following are the net assets and shares outstanding of each Fund that is a series of the Trust and, thus, in total, comprise the combined net assets of the Trust:

June 30, 2019

	Outstanding Shares	Net Assets
Teucrium Corn Fund	5,875,004	$96,373,394
Teucrium Soybean Fund	2,100,004	33,021,388
Teucrium Sugar Fund	1,400,004	9,934,774
Teucrium Wheat Fund	10,200,004	58,699,891
Teucrium Agricultural Fund:
Net assets including the investment in the Underlying Funds	75,002	1,510,362
Less: Investment in the Underlying Funds		(1,508,928)
Net for the Fund in the combined net assets of the Trust		1,434
Total		$198,030,881

December 31, 2018
	Outstanding Shares	Net Assets
Teucrium Corn Fund	3,500,004	$56,379,057
Teucrium Soybean Fund	1,725,004	27,942,017
Teucrium Sugar Fund	1,525,004	10,778,739
Teucrium Wheat Fund	9,275,004	55,149,873
Teucrium Agricultural Fund:
Net assets including the investment in the Underlying Funds	75,002	1,524,760
Less: Investment in the Underlying Funds		(1,523,286)
Net for the Fund in the combined net assets of the Trust		1,474
Total		$150,251,160

The detailed information for the subscriptions and redemptions, and other financial information for each Fund that is a series of the Trust are included in the accompanying financial statements of each Fund.

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended June 30, 2019 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Trust and Funds.

CORN: Nothing to report.

SOYB: Nothing to report.

CANE: Nothing to report.

WEAT: Nothing to report.

TAGS: Nothing to report.

TEUCRIUM CORN FUND
 STATEMENTS OF ASSETS AND LIABILITIES
	June 30, 2019	December 31, 2018
	(Unaudited)
Assets
Cash and cash equivalents	$98,420,157	$58,910,133
Interest receivable	533	7
Other assets	56,684	6,380
Equity in trading accounts:
Commodity futures contracts	3,226,613	107,363
Due from broker	-	3,730,196
Total equity in trading accounts	3,226,613	3,837,559
Total assets	101,703,987	62,754,079

Liabilities
Management fee payable to Sponsor	73,925	51,822
Payable for purchases of commercial paper	-	4,981,957
Other liabilities	25,443	43,955
Equity in trading accounts:
Commodity futures contracts	-	1,297,288
Due to broker	5,231,225	-
Total equity in trading accounts	5,231,225	1,297,288
Total liabilities	5,330,593	6,375,022

Net assets	$96,373,394	$56,379,057

Shares outstanding	5,875,004	3,500,004

Shares authorized	10,325,000	12,800,000

Net asset value per share	$16.40	$16.11

Market value per share	$16.44	$16.05

TEUCRIUM CORN FUND
 SCHEDULE OF INVESTMENTS
June 30, 2019
(Unaudited)

Description: Assets	Fair Value	Percentage of Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio (cost $101)	$101	0.00%	101

			Principal Amount
U.S. Treasury Obligations
U.S. Treasury Bills 2.02% (cost: $3,823,013 due 7/30/2019) (a)(b)	$3,823,860	3.97%	3,830,000

Commercial Paper
Boston Scientific Corporation 2.77% (cost: $4,967,272 due 8/09/2019)	$4,985,158	5.17%	5,000,000
Boston Scientific Corporation 2.75% (cost: $2,484,700 due 8/12/2019)	2,492,067	2.59	2,500,000
Broadcom Inc. 2.67% (cost: $4,990,063 due 7/16/2019)	4,994,479	5.18	5,000,000
Enable Midstream Partners, LP 2.91% (cost: $2,488,800 due 8/05/2019)	2,493,000	2.59	2,500,000
Enable Midstream Partners, LP 2.83% (cost: $4,965,000 due 9/18/2019)	4,969,278	5.16	5,000,000
Energy Transfer Operating, L.P. 2.72% (cost: $2,497,938 due 7/05/2019)	2,499,250	2.59	2,500,000
Energy Transfer Operating, L.P. 2.72% (cost: $9,991,000 due 7/10/2019)	9,993,250	10.37	10,000,000
General Motors Financial Company, Inc. 2.68% (cost: $2,490,949 due 7/25/2019)	2,495,567	2.59	2,500,000
General Motors Financial Company, Inc. 2.68% (cost: $4,970,187 due 9/03/2019)	4,976,444	5.16	5,000,000
Royal Caribbean Cruises Ltd. 2.69% (cost: $7,484,981 due 7/01/2019)	7,500,000	7.78	7,500,000
Total Commercial Paper (cost: $47,330,890)	$47,398,493	49.18%
Total cash equivalents	$51,222,454	53.15%

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States corn futures contracts
CBOT corn futures SEP19 (1,561 contracts)	$2,243,475	2.33%	$33,151,738
CBOT corn futures DEC19 (1,318 contracts)	629,613	0.65	28,435,850
CBOT corn futures DEC20 (1,675 contracts)	353,525	0.37	34,819,062
Total commodity futures contracts	$3,226,613	3.35%	$96,406,650
(a) Discount yield at the time of purchase.
(b) All of the security is held by the broker as collateral for open futures contracts

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

TEUCRIUM CORN FUND
 STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized (loss) gain on commodity futures contracts	$(2,187,325)	$1,931,575	$(3,093,050)	$3,170,538
Net change in unrealized appreciation or (depreciation) on commodity futures contracts	6,531,538	(8,790,088)	4,416,538	(4,809,338)
Interest income	474,635	393,434	853,579	680,931
Total income (loss)	4,818,848	(6,465,079)	2,177,067	(957,869)

Expenses
Management fees	176,715	191,227	316,837	361,079
Professional fees	145,210	146,286	243,455	248,003
Distribution and marketing fees	285,848	319,426	484,262	607,486
Custodian fees and expenses	35,343	28,547	61,966	59,181
Business permits and licenses fees	3,534	7,808	9,139	20,671
General and administrative expenses	27,483	31,109	52,443	65,655
Brokerage commissions	5,301	20,470	18,768	41,310
Other expenses	3,534	9,860	6,337	22,232
Total expenses	682,968	754,733	1,193,207	1,425,617

Expenses waived by the Sponsor	-	(98,041)	(5,639)	(138,723)

Total expenses, net	682,968	656,692	1,187,568	1,286,894

Net income (loss)	$4,135,880	$(7,121,771)	$989,499	$(2,244,763)

Net income (loss) per share	$1.18	$(1.56)	$0.29	$(0.32)
Net income (loss) per weighted average share	$0.93	$(1.65)	$0.25	$(0.54)
Weighted average shares outstanding	4,439,564	4,320,059	3,993,650	4,156,219

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND
 STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	Six months ended	Six months ended
	June 30, 2019	June 30, 2018
Operations
Net income (loss)	$989,499	$(2,244,763)
Capital transactions
Issuance of Shares	40,556,488	20,834,115
Redemption of Shares	(1,551,650)	(10,372,637)
Total capital transactions	39,004,838	10,461,478
Net change in net assets	39,994,337	8,216,715

Net assets, beginning of period	$56,379,057	$64,901,479

Net assets, end of period	$96,373,394	$73,118,194

Net asset value per share at beginning of period	$16.11	$16.75

Net asset value per share at end of period	$16.40	$16.43

Creation of Shares	2,475,000	1,175,000
Redemption of Shares	100,000	600,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND
 STATEMENTS OF CASH FLOWS
(Unaudited)
	Six months ended	Six months ended
	June 30, 2019	June 30, 2018
Cash flows from operating activities:
Net income (loss)	$989,499	$(2,244,763)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized appreciation or (depreciation) on commodity futures contracts	(4,416,538)	4,809,338
Changes in operating assets and liabilities:
Due from broker	3,730,196	(6,843,084)
Interest receivable	(526)	73
Other assets	(50,304)	(34,148)
Due to broker	5,231,225	-
Management fee payable to Sponsor	22,103	8,163
Payable for purchases of commercial paper	(4,981,957)	-
Other liabilities	(18,512)	16,003
Net cash provided by (used in) operating activities	505,186	(4,288,418)

Cash flows from financing activities:
Proceeds from sale of Shares	40,556,488	20,834,115
Redemption of Shares	(1,551,650)	(10,372,637)
Net cash provided by financing activities	39,004,838	10,461,478

Net change in cash and cash equivalents	39,510,024	6,173,060
Cash and cash equivalents, beginning of period	58,910,133	63,139,461
Cash and cash equivalents, end of period	$98,420,157	$69,312,521

The accompanying notes are an integral part of these financial statements.

 NOTES TO FINANCIAL STATEMENTS
June 30, 2019
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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year ending December 31, 2019.

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

The Sponsor employs Exchange Traded Concepts, LLC ("ETC") as the Marketing Agent, providing certain marketing consulting services in connection with the content strategy and e-mail marketing for the Funds. For its services as the Marketing Agent, ETC receives $5,000 a month and 0.02% of the Fund's average daily net assets, when assets are above the combined amount of $160 million. These services are recorded in distribution and marketing fees on the statements of the operations. A summary of these expenses is included below:

	Three months ended June 30, 2019	Three months ended June 30, 2018	Six months ended June 30, 2019	Six months ended June 30, 2019
Amount Recognized for Custody Services	$35,343	$28,547	$61,966	$59,181
Amount of Custody Services Waived	$-	$-	$-	$762

Amount Recognized for Distribution Services	$13,564	$15,075	$27,301	$33,097
Amount of Distribution Services Waived	$-	$-	$-	$3,679

Amount Recognized for Brokerage Commissions	$5,301	$20,470	$18,768	$41,310
Amount of Brokerage Commissions Waived	$-	$-	$-	$-

Amount Recognized for Wilmington Trust	$-	$-	$-	$-
Amount of Wilmington Trust Waived	$-	$-	$-	$-

Amount Recognized for Marketing Agent	$6,236	$-	$6,236	$-
Amount of Marketing Agent Waived	$-	$-	$-	$-

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2016 to 2018, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2019 and for the years ended December 31, 2018, 2017, and 2016. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three and six months ended June 30, 2019 and 2018.

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

	June 30, 2019	December 31, 2018
Money Market Funds	$101	$100
Demand Deposit Savings Accounts	47,197,703	23,974,336
Commercial Paper	47,398,493	34,935,697
Treasury Bills	3,823,860	-
Total cash and cash equivalents as presented on the Statement of Assets and Liabilities	$98,420,157	$58,910,133

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

	Three months ended June 30, 2019	Three months ended June 30, 2018	Six months ended June 30, 2019	Six months ended June 30, 2018
Recognized Related Party Transactions	$165,828	$181,538	$415,411	$555,526
Waived Related Party Transactions	$-	$48,225	$4,500	$70,829

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
CORN
Three months ended June 30, 2019	$-
Three months ended June 30, 2018	$98,041
Six months ended June 30, 2019	$5,639
Six months ended June 30, 2018	$138,723

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

On June 30, 2019 and December 31, 2018, in the opinion of the Trust and the Fund, the reported value of the Corn Futures Contracts traded on the CBOT fairly reflected the value of the Corn Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

For the three and six months ended June 30, 2019 and for the year ended December 31, 2018, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-04: “Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and hedging, and Topic 825, Financial Instruments.” The amendments clarify and improve areas of guidance related to the recently issued standards on credit losses, hedging, and recognition and measurement, specifically relating to ASU 2017-12. The amendments were adopted for the quarter ended June 30, 2019; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2019-01: "Leases (Topic 842): Codification Improvements. These amendments align the guidance for fair value of underlying assets by lessors that are not manufacturers or dealers in Topic 842 with that of existing guidance. The amendments will be effective for fiscal years and interim periods beginning after December 15, 2019 and may be adopted early. The Sponsor is evaluating the impacts but the amendment is not expected to have a material impact on the financial statements of the Trust or the Fund.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of June 30, 2019 and December 31, 2018:

June 30, 2019
Assets:	Level 1	Level 2	Level 3	Balance as of June 30, 2019
Cash Equivalents	$51,222,454	$-	$-	$51,222,454
Corn futures contracts	3,226,613	-	-	3,226,613
	$54,449,067	$-	$-	$54,449,067

December 31, 2018

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2018
Cash equivalents	$34,935,797	$-	$-	$34,935,797
Corn futures contracts	107,363	-	-	107,363
Total	$35,043,160	$-	$-	$35,043,160

Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2018
Corn futures contracts	$1,297,288	$-	$-	$1,297,288

For the six months ended June 30, 2019 and year ended December 31, 2018, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For three and six months ended June 30, 2019 and year ended December 31, 2018, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of June 30, 2019 and December 31, 2018.

Offsetting of Financial Assets and Derivative Assets as of June 30, 2019

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Due to Broker	Net Amount
Commodity Price
Corn futures contracts	$3,226,613	$-	$3,226,613	$-	$3,226,613	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2018

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Due to Broker	Net Amount
Commodity Price
Corn futures contracts	$107,363	$-	$107,363	$107,363	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2018

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Due from Broker	Net Amount
Commodity Price
Corn futures contracts	$1,297,288	$-	$1,297,288	$107,363	$1,189,925	$-

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Three months ended June 30, 2019

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Primary Underlying Risk
Commodity price
Corn futures contracts	$(2,187,325)	$6,531,538

Three months ended June 30, 2018

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$1,931,575	$(8,790,088)

Six months ended June 30, 2019

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(3,093,050)	$4,416,538

Six months ended June 30, 2018

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$3,170,538	$(4,809,338)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for the futures contracts held was $78.9 million and $67.3 million, respectively, for the three and six months ended June 30, 2019 and $76.7 million and $73.3 million, respectively, for the three and six months ended June 30, 2018.

Note 6 – Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the three and six months ended June 30, 2019 and 2018. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended June 30, 2019	Three months ended June 30, 2018	Six months ended June 30, 2019	Six months ended June 30, 2018
Per Share Operation Performance
Net asset value at beginning of period	$15.22	$17.99	$16.11	$18.77
Income from investment operations:
Investment income	0.11	0.09	0.22	0.09
Net realized and unrealized gain (loss) on commodity futures contracts	1.22	(1.50)	0.37	0.59
Total expenses, net	(0.15)	(0.15)	(0.30)	(0.36)
Net increase (decrease) in net asset value	1.18	(1.56)	0.29	0.32
Net asset value at end of period	$16.40	$16.43	$16.40	$19.09
Total Return	7.75%	(8.67)%	1.80%	1.70%
Ratios to Average Net Assets (Annualized)
Total expenses	3.86%	3.95%	3.77%	4.26%
Total expenses, net	3.86%	3.43%	3.75%	3.78%
Net investment loss	(1.17)%	(1.37)%	(1.06)%	(2.83)%

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

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended June 30, 2019 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund.

TEUCRIUM SOYBEAN FUND
 STATEMENTS OF ASSETS AND LIABILITIES
	June 30, 2019	December 31, 2018
	(Unaudited)
Assets
Cash and cash equivalents	$32,295,237	$26,774,939
Interest receivable	203	4
Other assets	73,657	-
Equity in trading accounts:
Commodity futures contracts	1,431,225	228,400
Due from broker	-	1,022,182
Total equity in trading accounts	1,431,225	1,250,582
Total assets	33,800,322	28,025,525

Liabilities
Management fee payable to Sponsor	26,473	24,973
Other liabilities	14,110	19,285
Equity in trading accounts:
Commodity futures contracts	-	39,250
Due to broker	738,351	-
Total equity in trading accounts	738,351	39,250
Total liabilities	778,934	83,508

Net assets	$33,021,388	$27,942,017

Shares outstanding	2,100,004	1,725,004

Shares authorized	9,725,000	10,350,000

Net asset value per share	$15.72	$16.20

Market value per share	$15.73	$16.18

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND
SCHEDULE OF INVESTMENTS
June 30, 2019
(Unaudited)

Description: Assets	Fair Value	Percentage of Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio (cost $102)	$102	0.00%	102

			Principal Amount
U.S. Treasury Obligations
U.S. Treasury Bills 2.02% (cost: $1,056,070 due 7/30/2019) (a)(b)	1,056,304	3.20	1,058,000

Commercial Paper
Boston Scientific Corporation 2.77% (cost: $4,967,272 due 8/09/2019)	4,985,159	15.10	5,000,000
Broadcom Inc. 2.67% (cost: $2,495,031 due 7/16/2019)	2,497,240	7.56	2,500,000
Enable Midstream Partners, LP 2.93% (cost: $2,488,521 due 7/24/2019)	2,495,368	7.56	2,500,000
General Motors Financial Company, Inc. 2.67% (cost: $2,495,767 due 7/10/2019)	2,498,343	7.57	2,500,000
General Motors Financial Company, Inc. 2.68% (cost: $2,485,094 due 9/03/2019)	2,488,222	7.53	2,500,000
Total Commercial Paper (cost: $14,931,685)	14,964,332	45.32
Total cash equivalents	$16,020,738	48.52%
			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures NOV19 (250 contracts)	$496,100	1.50%	$11,537,500
CBOT soybean futures JAN20 (212 contacts)	887,625	2.69	9,905,700
CBOT soybean futures NOV20 (244 contracts)	47,500	0.14	11,608,300
Total commodity futures contracts	$1,431,225	4.33%	$33,051,500
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

TEUCRIUM SOYBEAN FUND
 STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Income
Realized and unrealized (loss) gain on trading of commodity futures contracts:
Realized loss on commodity futures contracts	$(1,187,050)	$(2,413)	$(1,153,412)	$(80,012)
Net change in unrealized appreciation or (depreciation) on commodity futures contracts	1,746,950	(2,456,537)	1,242,075	(1,574,000)
Interest income	184,260	80,841	352,252	130,656
Total income (loss)	744,160	(2,378,109)	440,915	(1,523,356)

Expenses
Management fees	69,242	40,572	132,005	70,757
Professional fees	41,706	64,595	102,412	95,702
Distribution and marketing fees	152,042	100,905	272,238	219,831
Custodian fees and expenses	15,233	9,737	41,869	21,236
Business permits and licenses fees	5,345	6,758	9,738	16,846
General and administrative expenses	16,771	10,706	27,441	17,588
Brokerage commissions	2,077	3,100	4,193	5,638
Other expenses	692	3,910	2,051	8,535
Total expenses	303,108	240,283	591,947	456,133

Expenses waived by the Sponsor	(33,391)	(84,485)	(96,303)	(184,427)

Total expenses, net	269,717	155,798	495,644	271,706

Net income (loss)	$474,443	$(2,533,907)	$(54,729)	$(1,795,062)

Net loss per share	$(0.07)	$(2.82)	$(0.48)	$(1.63)
Net income (loss) per weighted average share	$0.26	$(2.85)	$(0.03)	$(2.32)
Weighted average shares outstanding	1,807,971	888,740	1,682,463	774,452

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND
STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)
	Six months ended	Six months ended
	June 30, 2019	June 30, 2018
Operations
Net loss	$(54,729)	$(1,795,062)
Capital transactions
Issuance of Shares	9,251,550	9,873,695
Redemption of Shares	(4,117,450)	(1,313,363)
Total capital transactions	5,134,100	8,560,332
Net change in net assets	5,079,371	6,765,270

Net assets, beginning of period	$27,942,017	$10,264,025

Net assets, end of period	$33,021,388	$17,029,295

Net asset value per share at beginning of period	$16.20	$17.85

Net asset value per share at end of period	$15.72	$16.22

Creation of Shares	625,000	550,000
Redemption of Shares	250,000	75,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND
 STATEMENTS OF CASH FLOWS
(Unaudited)
	Six months ended	Six months ended
	June 30, 2019	June 30, 2018
Cash flows from operating activities:
Net loss	$(54,729)	$(1,795,062)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net change in unrealized appreciation or (depreciation) on commodity futures contracts	(1,242,075)	1,574,000
Changes in operating assets and liabilities:
Due from broker	1,022,182	(1,836,078)
Interest receivable	(199)	22
Other assets	(73,657)	(16,114)
Due to broker	738,351	-
Management fee payable to Sponsor	1,500	907
Other liabilities	(5,175)	3,143
Net cash provided by (used in) operating activities	386,198	(2,069,182)

Cash flows from financing activities:
Proceeds from sale of Shares	9,251,550	9,873,695
Redemption of Shares	(4,117,450)	(1,313,363)
Net cash provided by financing activities	5,134,100	8,560,332

Net change in cash and cash equivalents	5,520,298	6,491,150
Cash and cash equivalents beginning of period	26,774,939	9,942,185
Cash and cash equivalents cash end of period	$32,295,237	$16,433,335

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

Note 1 – Organization and Operation

Teucrium Soybean Fund (referred to herein as “SOYB” or the “Fund”) is a commodity pool that is a series of Teucrium Commodity Trust (“Trust”), a Delaware statutory trust formed on September 11, 2009. The Fund issues common units, called the “Shares,” representing fractional undivided beneficial interests in the Fund. The Fund continuously offers Creation Baskets consisting of 25,000 Shares at their Net Asset Value (“NAV”) to “Authorized Purchasers” through Foreside Fund Services, LLC, which is the distributor for the Fund (the “Distributor”). Authorized Purchasers sell such Shares, which are listed on the New York Stock Exchange (“NYSE”) Arca under the symbol “SOYB,” to the public at per Share offering prices that reflect, among other factors, the trading price of the Shares on the NYSE Arca, the NAV of the Fund at the time the Authorized Purchaser purchased the Creation Baskets and the NAV at the time of the offer of the Shares to the public, the supply of and demand for Shares at the time of sale, and the liquidity of the markets for soybean interests. The Fund’s Shares trade in the secondary market on the NYSE Arca at prices that are lower or higher than their NAV per Share.

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year ending December 31, 2019.
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

The Sponsor employs Exchange Traded Concepts, LLC ("ETC") as the Marketing Agent, providing certain marketing consulting services in connection with the content strategy and e-mail marketing for the Funds. For its services as the Marketing Agent, ETC receives $5,000 a month and 0.02% of the Fund's average daily net assets, when assets are above the combined amount of $160 million. These services are recorded in distribution and marketing fees on the statements of the operations. A summary of these expenses is included below:

	Three months ended June 30, 2019	Three months ended June 30, 2018	Six months ended June 30, 2019	Six months ended June 30, 2018
Amount Recognized for Custody Services	$15,233	$9,737	$41,869	$21,236
Amount of Custody Services Waived	$-	$4,038	$12,828	$11,736

Amount Recognized for Distribution Services	$7,754	$5,580	$15,670	$11,834
Amount of Distribution Services Waived	$-	$438	$-	$4,533

Amount Recognized for Brokerage Commissions	$2,077	$3,100	$4,193	$5,638
Amount of Brokerage Commissions Waived	$-	$-	$-	$-

Amount Recognized for Wilmington Trust	$-	$-	$-	$-
Amount of Wilmington Trust Waived	$-	$-	$-	$-

Amount Recognized for Marketing Agent	$3,329	$-	$3,329	$-
Amount of Marketing Agent Waived	$-	$-	$-	$-

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2016 to 2018, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2019 and for the years ended December 31, 2018, 2017, and 2016. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three and six months ended June 30, 2019 and 2018.

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

	June 30, 2019	December 31, 2018
Money Market Funds	$102	$100
Demand Deposit Savings Accounts	16,274,499	14,282,321
Commercial Paper	14,964,332	12,492,518
Treasury Bills	1,056,304	-
Total cash and cash equivalents as presented on the Statement of Assets and Liabilities	$32,295,237	$26,774,939

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

	Three months ended June 30, 2019	Three months ended June 30, 2018	Six months ended June 30, 2019	Six months ended June 30, 2018
Recognized Related Party Transactions	$92,608	$67,716	$235,850	$194,552
Waived Related Party Transactions	$15,831	$30,681	$31,537	$89,494

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

SOYB
Three months ended June 30, 2019	$33,391
Three months ended June 30, 2018	$84,485
Six months ended June 30, 2019	$96,303
Six months ended June 30, 2018	$184,427

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

On June 30, 2019 and December 31, 2018, in the opinion of the Trust and the Fund, the reported value of the Soybean Futures Contracts traded on the CBOT fairly reflected the value of the Soybean Futures Contracts held by the Fund, with no adjustments necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

For the three and six months ended June 30, 2019 and for the year ended December 31, 2018, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-04: “Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and hedging, and Topic 825, Financial Instruments.” The amendments clarify and improve areas of guidance related to the recently issued standards on credit losses, hedging, and recognition and measurement, specifically relating to ASU 2017-12. The amendments were adopted for the quarter ended June 30, 2019; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2019-01: "Leases (Topic 842): Codification Improvements. These amendments align the guidance for fair value of underlying assets by lessors that are not manufacturers or dealers in Topic 842 with that of existing guidance. The amendments will be effective for fiscal years and interim periods beginning after December 15, 2019 and may be adopted early. The Sponsor is evaluating the impacts but the amendment is not expected to have a material impact on the financial statements of the Trust or the Fund.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of June 30, 2019 and December 31, 2018:

June 30, 2019

Assets:	Level 1	Level 2	Level 3	Balance as of June 30, 2019
Cash Equivalents	$16,020,738	$-	$-	$16,020,738
Soybeans futures contracts	1,431,225	-	-	1,431,225
Total	$17,451,963	$-	$-	$17,451,963

December 31, 2018

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2018
Cash Equivalents	$12,492,618	$-	$-	$12,492,618
Soybeans futures contracts	228,400	-	-	228,400
Total	$12,721,018	$-	$-	$12,721,018

Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2018
Soybeans futures contracts	$39,250	$-	$-	$39,250

For the three and six months ended June 30, 2019 and year ended December 31, 2018, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the three and six months ended June 30, 2019 and year ended December 31, 2018, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of June 30, 2019 and December 31, 2018.

Offsetting of Financial Assets and Derivative Assets as of June 30, 2019

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Due to Broker	Net Amount
Commodity Price
Soybeans futures contracts	$1,431,225	$-	$1,431,225	$-	$738,351	$692,874

Offsetting of Financial Assets and Derivative Assets as of December 31, 2018
	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Due to Broker	Net Amount
Commodity Price
Soybeans futures contracts	$228,400	$-	$228,400	$39,250	$-	$189,150

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2018

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Due from Broker	Net Amount
Commodity Price
Soybeans futures contracts	$39,250	$-	$39,250	$39,250	$-	$-

The following is a summary of realized and unrealized gains and losses of the derivative instruments utilized by the Fund:

Three months ended June 30, 2019

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Soybeans futures contracts	$(1,187,050)	$1,746,950

Three months ended June 30, 2018

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized (Depreciation on Commodity Futures Contracts
Commodity Price
Soybeans futures contracts	$(2,413)	$(2,456,537)

Six months ended June 30, 2019

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Soybeans futures contracts	$(1,153,412)	$1,242,075

Six months ended June 30, 2018

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Soybeans futures contracts	$(80,012)	$(1,574,000)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $29.4 million and $26.8 million, respectively for the three and six months ended June 30, 2019 and $17.0 million and $15.1 million, respectively, for the three and six months ended June 30, 2018.

Note 6 – Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the three and six months ended June 30, 2019 and 2018. This information has been derived from information presented in the financial statements. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended June 30, 2019	Three months ended June 30, 2018	Six months ended June 30, 2019	Six months ended June 30, 2018
Per Share Operation Performance
Net asset value at beginning of period	$15.79	$19.04	$16.20	$17.85
Income from investment operations:
Investment income	0.10	0.09	0.21	0.17
Net realized and unrealized loss on commodity futures contracts	(0.02)	(2.74)	(0.39)	(1.45)
Total expenses, net	(0.15)	(0.17)	(0.30)	(0.35)
Net decrease in net asset value	(0.07)	(2.82)	(0.48)	(1.63)
Net asset value at end of period	$15.72	$16.22	$15.72	$16.22
Total Return	(0.44)%	(14.81)%	(2.96)%	(9.13)%
Ratios to Average Net Assets (Annualized)
Total expenses	4.38%	5.92%	4.48%	6.45%
Total expenses, net	3.90	3.84%	3.75%	3.84%
Net investment loss	(1.24)%	(1.85)%	(1.08)%	(1.99)%

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

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended June 30, 2019 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund.

TEUCRIUM SUGAR FUND
 STATEMENTS OF ASSETS AND LIABILITIES
	June 30, 2019	December 31, 2018
	(Unaudited)
Assets
Cash and cash equivalents	$9,771,611	$10,261,941
Interest receivable	76	90
Other assets	67,805	4,621
Equity in trading accounts:
Commodity futures contracts	77,426	233,979
Due from broker	129,680	351,972
Total equity in trading accounts	207,106	585,951
Total assets	10,046,598	10,852,603

Liabilities
Management fee payable to Sponsor	8,144	9,918
Other liabilities	3,484	16,290
Equity in trading accounts:
Commodity futures contracts	100,196	47,656
Total liabilities	111,824	73,864

Net assets	$9,934,774	$10,778,739

Shares outstanding	1,400,004	1,525,004

Shares authorized	10,225,000	10,525,000

Net asset value per share	$7.10	$7.07

Market value per share	$7.09	$7.09

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND
 SCHEDULE OF INVESTMENTS
June 30, 2019
(Unaudited)

Description: Assets	Fair Value	Percentage of Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio (cost $102)	$102	0.00%	102

			Principal Amount
U.S. Treasury Obligations
U.S. Treasury Bills 2.02% (cost: $550,993 due 7/30/2019) (a)(b)	551,115	5.55	552,000

Commercial Paper
General Motors Financial 2.67% (cost: $2,495,767 due 7/10/2019)	2,498,343	25.15	2,500,000
Total cash equivalents	$3,049,560	30.70%

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States sugar futures contracts
ICE sugar futures MAR20 (228 contracts)	$77,426	0.78%	$3,460,128

			Notional Amount
Description: Liabilities	Fair Value	Percentage of Net Assets	(Long Exposure)

Commodity futures contracts
United States sugar futures contracts
ICE sugar futures MAY20 (195 contracts)	$12,869	0.13%	$2,976,792
ICE sugar futures MAR21 (219 contracts)	87,327	0.88	3,492,787
Total commodity futures contracts	$100,196	1.01%	$6,469,579
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

TEUCRIUM SUGAR FUND
 STATEMENTS OF OPERATIONS
(Unaudited)
	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized (loss) income on commodity futures contracts	$(68,701)	$(1,028,754)	$292,667	$(1,297,867)
Net change in unrealized (depreciation) or appreciation on commodity futures contracts	(269,125)	278,275	(209,093)	(608,462)
Interest income	66,268	60,762	132,892	88,679
Total (loss) income	(271,558)	(689,717)	216,466	(1,817,650)

Expenses
Management fees	25,463	31,337	51,596	48,847
Professional fees	30,695	54,713	77,144	81,215
Distribution and marketing fees	62,696	66,683	108,287	131,876
Custodian fees and expenses	10,500	10,754	15,726	17,945
Business permits and licenses fees	4,449	3,299	8,891	19,546
General and administrative expenses	15,994	7,618	20,298	11,742
Brokerage commissions	1,528	4,464	3,471	6,633
Other expenses	601	3,289	1,551	6,328
Total expenses	151,926	182,157	286,964	324,132

Expenses waived by the Sponsor	(57,954)	(66,209)	(99,436)	(146,899)

Total expenses, net	93,972	115,948	187,528	177,233

Net (loss) income	$(365,530)	$(805,665)	$28,938	$(1,994,883)

Net (loss) income per share	$(0.20)	$(0.67)	$0.03	$(2.17)
Net (loss) income per weighted average share	$(0.26)	$(0.50)	$0.02	$(1.65)
Weighted average shares outstanding	1,432,147	1,623,905	1,429,976	1,212,435

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND
 STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	Six months ended	Six months ended
	June 30, 2019	June 30, 2018
Operations
Net income (loss)	$28,938	$(1,994,883)
Capital transactions
Issuance of Shares	2,184,937	11,064,135
Redemption of Shares	(3,057,840)	(581,370)
Total capital transactions	(872,903)	10,482,765
Net change in net assets	(843,965)	8,487,882

Net assets, beginning of period	$10,778,739	$6,363,710

Net assets, end of period	$9,934,774	$14,851,592

Net asset value per share at beginning of period	$7.07	$9.79

Net asset value per share at end of period	$7.10	$7.62

Creation of Shares	300,000	1,375,000
Redemption of Shares	425,000	75,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND
 STATEMENTS OF CASH FLOWS
(Unaudited)
	Six months ended	Six months ended
	June 30, 2019	June 30, 2018
Cash flows from operating activities:
Net income (loss)	$28,938	$(1,994,883)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized (depreciation) or appreciation on commodity futures contracts	209,093	608,462
Changes in operating assets and liabilities:
Due from broker	222,292	(1,292,296)
Interest receivable	14	47
Other assets	(63,184)	(14,171)
Management fee payable to Sponsor	(1,774)	6,675
Other liabilities	(12,806)	12,833
Net cash provided by (used in) operating activities	382,573	(2,673,333)

Cash flows from financing activities:
Proceeds from sale of Shares	2,184,937	11,064,135
Redemption of Shares	(3,057,840)	(581,370)
Net cash (used in) provided by financing activities	(872,903)	10,482,765

Net change in cash and cash equivalents	(490,330)	7,809,432
Cash and cash equivalents beginning of period	10,261,941	5,929,275
Cash and cash equivalents end of period	$9,771,611	$13,738,707

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
June 30, 2019
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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year ending December 31, 2019.

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

The Sponsor employs Exchange Traded Concepts, LLC ("ETC") as the Marketing Agent, providing certain marketing consulting services in connection with the content strategy and e-mail marketing for the Funds. For its services as the Marketing Agent, ETC receives $5,000 a month and 0.02% of the Fund's average daily net assets, when assets are above the combined amount of $160 million. These services are recorded in distribution and marketing fees on the statements of the operations. A summary of these expenses is included below:

	Three months ended June 30, 2019	Three months ended June 30, 2018	Six months ended June 30, 2019	Six months ended June 30, 2018
Amount Recognized for Custody Services	$10,500	$10,754	$15,726	$17,945
Amount of Custody Services Waived	$5,407	$5,029	$5,407	$9,283

Amount Recognized for Distribution Services	$3,434	$3,196	$7,990	$6,603
Amount of Distribution Services Waived	$2,078	$1,317	$3,443	$3,553

Amount Recognized for Brokerage Commissions	$1,528	$4,464	$3,471	$6,633
Amount of Brokerage Commissions Waived	$-	$-	$-	$-

Amount Recognized for Wilmington Trust	$-	$-	$-	$-
Amount of Wilmington Trust Waived	$-	$-	$-	$-

Amount Recognized for Marketing Agent	$1,232	$-	$1,232	$-
Amount of Marketing Agent Waived	$404	$-	$404	$-

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2016 to 2018, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for tax benefits as of June 30, 2019 and for the years ended December 31, 2018, 2017 and 2016. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three and six months ended June 30, 2019 and 2018.

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

	June 30, 2019	December 31, 2018
Money Market Funds	$102	$100
Demand Deposit Savings Accounts	6,722,051	7,764,709
Commercial Paper	2,498,343	2,497,132
Treasury Bills	551,115	-
Total cash and cash equivalents as presented on the Statement of Assets and Liabilities	$9,771,611	$10,261,941

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

	Three months ended June 30, 2019	Three months ended June 30, 2018	Six months ended June 30, 2019	Six months ended June 30, 2018
Recognized Related Party Transactions	$41,333	$39,570	$124,755	$107,334
Waived Related Party Transactions	$21,305	$13,061	$30,473	$44,211

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

CANE
Three months ended June 30, 2019	$57,954
Three months ended June 30, 2018	$66,209
Six months ended June 30, 2019	$99,436
Six months ended June 30, 2018	$146,899

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

On June 30, 2019 and December 31, 2018, in the opinion of the Trust and the Fund, the reported value of the Sugar Futures Contracts traded on the ICE fairly reflected the value of the Sugar Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

For the three and six months ended June 30, 2019 and year ended December 31, 2018, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-04: “Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and hedging, and Topic 825, Financial Instruments.” The amendments clarify and improve areas of guidance related to the recently issued standards on credit losses, hedging, and recognition and measurement, specifically relating to ASU 2017-12. The amendments were adopted for the quarter ended June 30, 2019; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2019-01: "Leases (Topic 842): Codification Improvements. These amendments align the guidance for fair value of underlying assets by lessors that are not manufacturers or dealers in Topic 842 with that of existing guidance. The amendments will be effective for fiscal years and interim periods beginning after December 15, 2019 and may be adopted early. The Sponsor is evaluating the impacts but the amendment is not expected to have a material impact on the financial statements of the Trust or the Fund.

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

The FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”. These amendments refine and expand hedge accounting for both financial (e.g., interest rate) and commodity risks. Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. It also makes certain targeted improvements to simplify the application of hedge accounting guidance. The amendments were adopted for the quarter ended June 30, 2019; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2016-02, “Leases (Topic 842).” The amendments in this update increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments were adopted for the quarter ended June 30, 2019; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of June 30, 2019 and December 31, 2018:

June 30, 2019

Assets:	Level 1	Level 2	Level 3	Balance as of June 30, 2019
Cash Equivalents	$3,049,560	$-	$-	$3,049,560
Sugar Futures Contracts	77,426	-	-	77,426
Total	$3,126,986	$-	$-	$3,126,986

Liabilities:	Level 1	Level 2	Level 3	Balance as of June 30, 2019
Sugar Futures Contracts	$100,196	$-	$-	$100,196

December 31, 2018

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2018
Cash Equivalents	$2,497,232	$-	$-	$2,497,232
Sugar Futures Contracts	233,979	-	-	233,979
Total	$2,731,211	$-	$-	$2,731,211

Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2018
Sugar Futures Contracts	$47,656	$-	$-	$47,656

For the six months ended June 30, 2019 and year ended December 31, 2018, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities
In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the three and six months ended June 30, 2019 and year ended December 31, 2018, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of June 30, 2019 and December 31, 2018.

Offsetting of Financial Assets and Derivative Assets as of June 30, 2019
	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Due to Broker	Net Amount
Commodity Price
Sugar futures contracts	$77,426	$-	$77,426	$77,426	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of June 30, 2019
	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Due from Broker	Net Amount
Commodity Price
Sugar futures contracts	$100,196	$-	$100,196	$77,426	$22,770	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2018
	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Due to Broker	Net Amount
Commodity Price
Sugar futures contracts	$233,979	$-	$233,979	$47,656	$-	$186,323

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2018
	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Due from Broker	Net Amount
Commodity Price
Sugar futures contracts	$47,656	$-	$47,656	$47,656	$-	$-

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Three months ended June 30, 2019

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Sugar futures contracts	$(68,701)	$(269,125)

Three months ended June 30, 2018

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Sugar futures contracts	$(1,028,754)	$278,275

Six months ended June 30, 2019

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Sugar futures contracts	$292,667	$(209,093)

Six months ended June 30, 2018

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Sugar futures contracts	$(1,297,867)	$(608,462)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held were $10.3 million and $$10.3 million, respectively, for the three and six months ended June 30, 2019 and $13.7 million and $10.6 million, respectively, for the three and six months ended June 30, 2018.

Note 6 – Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the three and six months ended June 30, 2019 and 2018. This information has been derived from information presented in the financial statements. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended June 30, 2019	Three months ended June 30, 2018	Six months ended June 30, 2019	Six months ended June 30, 2018
Per Share Operation Performance
Net asset value at beginning of period	$7.30	$8.29	$7.07	$9.79
Income (loss) from investment operations:
Investment income	0.05	0.04	0.09	0.07
Net realized and unrealized (loss) gain on commodity futures contracts	(0.18)	(0.64)	0.07	(2.10)
Total expenses, net	(0.07)	(0.07)	(0.13)	(0.14)
Net (decrease) increase in net asset value	(0.20)	(0.67)	0.03	(2.17)
Net asset value at end of period	$7.10	$7.62	$7.10	$7.62
Total Return	(2.74)%	(8.08)%	0.42%	(22.17)%
Ratios to Average Net Assets (Annualized)
Total expenses	5.97%	5.81%	5.56%	6.64%
Total expenses, net	3.69%	3.70%	3.63%	3.63%
Net investment loss	(1.09)%	(1.76)%	(1.05)%	(1.81)%

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

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended June 30, 2019 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund.

TEUCRIUM WHEAT FUND
 STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2019	December 31, 2018
	(Unaudited)
Assets
Cash and cash equivalents	$59,853,849	$63,300,447
Interest receivable	334	7
Other assets	31,889	13,454
Equity in trading accounts:
Commodity futures contracts	4,491,550	-
Due from broker	-	5,867,925
Total equity in trading accounts	4,491,550	5,867,925
Total assets	64,377,622	69,181,833

Liabilities
Management fee payable to Sponsor	49,044	48,550
Payable for purchases of commercial paper	-	9,969,591
Other liabilities	55,470	28,419
Equity in trading accounts:
Commodity futures contracts	1,325,775	3,985,400
Due to broker	4,247,442	-
Total equity in trading accounts	5,573,217	3,985,400
Total liabilities	5,677,731	14,031,960

Net assets	$58,699,891	$55,149,873

Shares outstanding	10,200,004	9,275,004

Shares outstanding	43,375,000	15,175,000

Net asset value per share	$5.75	$5.95

Market value per share	$5.73	$5.93

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND
 SCHEDULE OF INVESTMENTS
June 30, 2019
 (Unaudited)

Description: Assets	Fair Value	Percentage of Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio (cost $118)	$118	0.00%	118

			Principal Amount
U.S. Treasury Obligations
U.S. Treasury Bills 2.02% (cost: $2,711,046 7/30/2019) (a)(b)	$2,711,646	4.62%	2,716,000

Commercial Paper
Boston Scientific Corporation 2.77% (cost: $2,483,636 due 8/09/2019)	$2,492,579	4.25%	2,500,000
Boston Scientific Corporation 2.75% (cost: $2,484,700 due 8/12/2019)	2,492,067	4.24	2,500,000
Broadcom Inc. 2.67% (cost: $4,990,062 due 7/16/2019)	4,994,479	8.51	5,000,000
Enable Midstream Partners, LP 2.93% (cost: $2,488,521 due 7/24/2019)	2,495,368	4.25	2,500,000
Enable Midstream Partners, LP 2.91% (cost: $2,488,800 due 8/05/2019)	2,493,000	4.25	2,500,000
Enable Midstream Partners, LP 2.83% (cost: $4,965,000 due 9/18/2019)	4,969,278	8.47	5,000,000
Energy Transfer Operating, L.P. 2.72% (cost: $4,995,500 due 7/10/2019)	4,996,625	8.51	5,000,000
General Motors Financial Company, Inc. 2.68% (cost: $2,490,949 due 7/25/2019)	2,495,567	4.25	2,500,000
General Motors Financial Company, Inc. 2.68% (cost: $2,485,094 due 9/03/2019)	2,488,222	4.24	2,500,000
Total Commercial Paper (cost: $29,872,262)	$29,917,185	50.97%
Total cash equivalents	$32,628,949	55.59%

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures SEP19 (776 contracts)	$2,599,787	4.43%	$20,457,300
CBOT wheat futures DEC20 (733 contracts)	1,891,763	3.22	20,652,275
Total commodity futures contracts	$4,491,550	7.65%	$41,109,575

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures DEC19 (653 contracts)	$1,325,775	2.26%	17,582,025

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

TEUCRIUM WHEAT FUND
 STATEMENTS OF OPERATIONS
(Unaudited)
	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized (loss) gain on commodity futures contracts	$(4,271,888)	$3,567,188	$(8,367,250)	$4,899,850
Net change in unrealized appreciation or (depreciation) on commodity futures contracts	9,268,062	(1,350,213)	7,151,175	(262,050)
Interest income	376,592	343,981	749,059	619,384
Total income (loss)	5,372,766	2,560,956	(467,016)	5,257,184

Expenses
Management fees	141,265	170,118	278,910	335,155
Professional fees	113,106	154,947	206,784	270,305
Distribution and marketing fees	225,302	315,498	422,208	594,894
Custodian fees and expenses	27,751	49,845	52,527	84,440
Business permits and licenses fees	9,025	9,038	14,531	18,608
General and administrative expenses	20,688	39,400	44,087	61,502
Brokerage commissions	4,238	18,113	14,841	35,143
Other expenses	2,825	15,607	5,578	28,647
Total expenses	544,200	772,566	1,039,466	1,428,694

Expenses waived by the Sponsor	-	(121,015)	(2,500)	(144,784)

Total expenses, net	544,200	651,551	1,036,966	1,283,910

Net income (loss)	$4,828,566	$1,909,405	$(1,503,982)	$3,973,274

Net income (loss) per share	$0.45	$0.18	$(0.20)	$0.38
Net income (loss) per weighted average share	$0.46	$0.18	$(0.15)	$0.38
Weighted average shares outstanding	10,503,575	10,321,707	10,130,253	10,458,153

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND
 STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	Six months ended	Six months ended
	June 30, 2019	June 30, 2018
Operations
Net (loss) income	$(1,503,982)	$3,973,274
Capital transactions
Issuance of Shares	9,939,010	11,511,955
Redemption of Shares	(4,885,010)	(10,334,778)
Total capital transactions	5,054,000	1,177,177
Net change in net assets	3,550,018	5,150,451

Net assets, beginning of period	$55,149,873	$61,416,019

Net assets, end of period	$58,699,891	$66,566,470

Net asset value per share at beginning of period	$5.95	$5.99

Net asset value per share at end of period	$5.75	$6.37

Creation of Shares	1,800,000	1,775,000
Redemption of Shares	875,000	1,575,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND
 STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended	Six months ended
	June 30, 2019	June 30, 2018
Cash flows from operating activities:
Net (loss) income	$(1,503,982)	$3,973,274
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Net change in unrealized appreciation or (depreciation) on commodity futures contracts	(7,151,175)	262,050
Changes in operating assets and liabilities:
Due from broker	5,867,925	(3,339,379)
Interest receivable	(327)	111
Other assets	(18,435)	(70,728)
Due to broker	4,247,442	-
Payable for purchases of commercial paper	(9,969,591)	-
Management fee payable to Sponsor	494	5,174
Other liabilities	27,051	38,930
Net cash (used in) provided by operating activities	(8,500,598)	869,432

Cash flows from financing activities:
Proceeds from sale of Shares	9,939,010	11,511,955
Redemption of Shares	(4,885,010)	(10,334,778)
Net cash provided by financing activities	5,054,000	1,177,177

Net change in cash and cash equivalents	(3,446,598)	2,046,609
Cash and cash equivalents, beginning of period	63,300,447	58,932,231
Cash and cash equivalents, end of period	$59,853,849	$60,978,840

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
June 30, 2019
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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year ending December 31, 2019.

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

The Sponsor employs Exchange Traded Concepts, LLC ("ETC") as the Marketing Agent, providing certain marketing consulting services in connection with the content strategy and e-mail marketing for the Funds. For its services as the Marketing Agent, ETC receives $5,000 a month and 0.02% of the Fund's average daily net assets, when assets are above the combined amount of $160 million. These services are recorded in distribution and marketing fees on the statements of the operations. A summary of these expenses is included below:

	Three months ended June 30, 2019	Three months ended June 30, 2018	Six months ended June 30, 2019	Six months ended June 30, 2018
Amount Recognized for Custody Services	$27,751	$49,845	$52,527	$84,440
Amount of Custody Services Waived	$-	$21,567	$-	$21,567

Amount Recognized for Distribution Services	$10,533	$14,900	$21,898	$35,118
Amount of Distribution Services Waived	$-	$4,950	$-	$9,354

Amount Recognized for Brokerage Commissions	$4,238	$18,113	$14,841	$35,143
Amount of Brokerage Commissions Waived	$-	$-	$-	$-

Amount Recognized for Wilmington Trust	$-	$-	$-	$-
Amount of Wilmington Trust Waived	$-	$-	$-	$-

Amount Recognized for Marketing Agent	$4,116	$-	$4,116	$-
Amount of Marketing Agent Waived	$-	$-	$-	$-

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2016 to 2018, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2019 and for the years ended December 31, 2018, 2017 and 2016. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three  and six months ended June 30, 2019 and 2018.

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

Cash and Cash Equivalents

	June 30, 2019	December 31, 2018
Money Market Funds	$118	$100
Demand Deposit Savings Accounts	27,224,900	25,877,514
Commercial Paper	29,917,185	37,422,833
Treasury Bills	2,711,646	-
Total cash and cash equivalents as presented on the Statement of Assets and Liabilities	$59,853,849	$63,300,447

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

	Three months ended June 30, 2019	Three months ended June 30, 2018	Six months ended June 30, 2019	Six months ended June 30, 2018
Recognized Related Party Transactions	$124,282	$180,199	$332,810	$586,809
Waived Related Party Transactions	$-	$27,984	$2,500	$41,131

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

WEAT
Three months ended June 30, 2019	$-
Three months ended June 30, 2018	$121,015
Six months ended June 30, 2019	$2,500
Six months ended June 30, 2018	$144,784

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

On June 30, 2019 and December 31, 2018, in the opinion of the Trust and the Fund, the reported value of the Wheat Futures Contracts traded on the CBOT fairly reflected the value of the Wheat Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

For the three and six months ended June 30, 2019 and year ended December 31, 2018, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-04: “Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and hedging, and Topic 825, Financial Instruments.” The amendments clarify and improve areas of guidance related to the recently issued standards on credit losses, hedging, and recognition and measurement, specifically relating to ASU 2017-12. The amendments were adopted for the quarter ended June 30, 2019; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2019-01: "Leases (Topic 842): Codification Improvements. These amendments align the guidance for fair value of underlying assets by lessors that are not manufacturers or dealers in Topic 842 with that of existing guidance. The amendments will be effective for fiscal years and interim periods beginning after December 15, 2019 and may be adopted early. The Sponsor is evaluating the impacts but the amendment is not expected to have a material impact on the financial statements of the Trust or the Fund.

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

The FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”. These amendments refine and expand hedge accounting for both financial (e.g., interest rate) and commodity risks. Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. It also makes certain targeted improvements to simplify the application of hedge accounting guidance. The amendments were adopted for the quarter ended June 30, 2019; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of June 30, 2019 and December 31, 2018:

June 30, 2019

Assets:	Level 1	Level 2	Level 3	Balance as of June 30, 2019
Cash equivalents	$32,628,949	$-	$-	$32,628,949
Wheat futures contracts	4,491,550	-	-	4,491,550
Total	$37,120,499	$-	$-	$37,120,499

Liabilities:	Level 1	Level 2	Level 3	Balance as of June 30, 2019
Wheat futures contracts	$1,325,775	$-	$-	$1,325,775

December 31, 2018
Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2018
Cash equivalents	$37,422,933	$-	$-	$37,422,933

Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2018
Wheat futures contracts	$3,985,400	$-	$-	$3,985,400

For the six months ended June 30, 2019 and year ended December 31, 2018, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the three and six months ended June 30, 2019 and for the year ended December 31, 2018, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of June 30, 2019 and December 31, 2018.

Offsetting of Financial Assets and Derivative Assets as of June 30, 2019
	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Due to Broker	Net Amount
Commodity Price
Wheat futures contracts	$4,491,550	$-	$4,491,550	$1,325,775	$3,165,775	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of June 30, 2019
	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Due from Broker	Net Amount
Commodity Price
Wheat futures contracts	$1,325,775	$-	$1,325,775	$1,325,775	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2018
	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Due from Broker	Net Amount
Commodity Price
Wheat futures contracts	$3,985,400	$-	$3,985,400	$-	$3,985,400	$-

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Three months ended June 30, 2019

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Wheat futures contracts	$(4,271,888)	$9,268,062

Three months ended June 30, 2018

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Wheat futures contracts	$3,567,188	$(1,350,213)

Six months ended June 30, 2019

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Wheat futures contracts	$(8,367,250)	$7,151,175

Six months ended June 30, 2018

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Wheat futures contracts	$4,899,850	$(262,050)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $56.5 million and $56.0 million, respectively, for the three and six months ended June 30, 2019 and $69.7 million  and $68.9 million, respectively, for the three and six months ended June 30, 2018.

Note 6 – Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the three and six months ended June 30, 2019 and 2018. This information has been derived from information presented in the financial statements. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended June 30, 2019	Three months ended June 30, 2018	Six months ended June 30, 2019	Six months ended June 30, 2018
Per Share Operation Performance
Net asset value at beginning of period	$5.30	$6.19	$5.95	$5.99
Income (loss) from investment operations:
Investment income	0.03	0.03	0.07	0.06
Net realized and unrealized gain (loss) on commodity futures contracts	0.47	0.21	(0.17)	0.44
Total expenses, net	(0.05)	(0.06)	(0.10)	(0.12)
Net increase (decrease) in net asset value	0.45	0.18	(0.20)	0.38
Net asset value at end of period	$5.75	$6.37	$5.75	$6.37
Total Return	8.49%	2.91%	(3.36)%	6.34%
Ratios to Average Net Assets (Annualized)
Total expenses	3.85%	4.54%	3.73%	4.26%
Total expenses, net	3.85%	3.83%	3.72%	3.83%
Net investment loss	(1.18)%	(1.81)%	(1.03)%	(1.98)%

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

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended June 30, 2019 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund.

TEUCRIUM AGRICULTURAL FUND
 STATEMENTS OF ASSETS AND LIABILITIES
	June 30, 2019	December 31, 2018
	(Unaudited)
Assets
Cash equivalents	$2,740	$2,862
Interest receivable	5	5
Equity in trading accounts:
Investments in securities, at fair value (cost $1,954,184 and $2,021,172 as of June 30, 2019 and December 31, 2018, respectively)	1,508,928	1,523,286
Total assets	1,511,673	1,526,153

Liabilities
Other liabilities	1,311	1,393

Net assets	$1,510,362	$1,524,760

Shares outstanding	75,002	75,002

Shares authorized	4,625,000	4,625,000

Net asset value per share	$20.14	$20.33

Market value per share	$20.13	$20.53

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND
 SCHEDULE OF INVESTMENTS
June 30, 2019
(Unaudited)

Description: Assets	Fair Value	Percentage of Net Assets	Shares

Exchange-traded funds
Teucrium Corn Fund	$371,682	24.62%	22,658
Teucrium Soybean Fund	380,232	25.17	24,181
Teucrium Sugar Fund	376,978	24.96	53,124
Teucrium Wheat Fund	380,036	25.16	66,037
Total exchange-traded funds (cost $1,954,184)	$1,508,928	99.91%

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio (cost $2,740)	$2,740	0.18%	2,740

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

TEUCRIUM AGRICULTURAL FUND
 STATEMENTS OF OPERATIONS
(Unaudited)
	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Income
Realized and unrealized gain (loss) on trading of securities:
Realized loss on securities	$(58,112)	$(90,974)	$(65,649)	$(173,192)
Net change in unrealized appreciation or (depreciation) on securities	105,666	(42,469)	52,630	43,186
Interest income	16	12	34	19
Total income (loss)	47,570	(133,431)	(12,985)	(129,987)

Expenses
Professional fees	2,436	5,689	5,439	6,772
Distribution and marketing fees	4,110	4,653	10,199	8,882
Custodian fees and expenses	544	661	1,332	1,220
Business permits and licenses fees	7	56	12,007	12,056
General and administrative expenses	770	855	1,156	1,398
Other expenses	9	182	45	397
Total expenses	7,876	12,096	30,178	30,725

Expenses waived by the Sponsor	(7,181)	(10,086)	(28,765)	(27,301)

Total expenses, net	695	2,010	1,413	3,424

Net income (loss)	$46,875	$(135,441)	$(14,398)	$(133,411)

Net income (loss) per share	$0.63	$(1.68)	$(0.19)	$(1.64)
Net income (loss) per weighted average share	$0.62	$(1.87)	$(0.19)	$(2.18)
Weighted average shares outstanding	75,002	72,255	75,002	61,190

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND
 STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	Six months ended	Six months ended
	June 30, 2019	June 30, 2018
Operations
Net loss	$(14,398)	$(133,411)
Capital transactions
Issuance of Shares	-	579,107
Net change in net assets	(14,398)	445,696

Net assets, beginning of period	$1,524,760	$1,137,639

Net assets, end of period	$1,510,362	$1,583,335

Net asset value per share at beginning of period	$20.33	$22.75

Net asset value per share at end of period	$20.14	$21.11

Creation of Shares	-	25,000
Redemption of Shares	-	-

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND
 STATEMENTS OF CASH FLOWS
(Unaudited)
	Six months ended	Six months ended
	June 30, 2019	June 30, 2018
Cash flows from operating activities:
Net loss	$(14,398)	$(133,411)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized appreciation or (depreciation) on securities	(52,630)	(43,186)
Changes in operating assets and liabilities:
Net sale of investments in securities	66,988	(401,703)
Interest receivable	-	(3)
Other assets	-	(414)
Other liabilities	(82)	378
Net cash used in operating activities	(122)	(578,339)

Cash flows from financing activities:
Proceeds from sale of Shares	-	579,107
Net cash provided by financing activities	-	579,107

Net change in cash and cash equivalents	(122)	768
Cash and cash equivalents, beginning of period	2,862	2,474
Cash and cash equivalents, end of period	$2,740	$3,242

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
June 30, 2019
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

The investment objective of each Underlying Fund is to have the daily changes in percentage terms of its shares’ NAV reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for certain Futures Contracts for the commodity specified in the Underlying Fund’s name. (This weighted average is referred to herein as the Underlying Fund’s “Benchmark,” the Futures Contracts that at any given time make up an Underlying Fund’s Benchmark are referred to herein as the Underlying Fund’s “Benchmark Component Futures Contracts,” and the commodity specified in the Underlying Fund’s name is referred to herein as its “Specified Commodity.”) Specifically, the Teucrium Corn Fund’s Benchmark is: (1) the second-to-expire Futures Contract for corn traded on the Chicago Board of Trade (“CBOT”), weighted 35%, (2) the third to expire CBOT corn Futures Contract, weighted 30%, and (3) the CBOT corn Futures Contract expiring in the December following the expiration month of the third to expire contract, weighted 35%. The Teucrium Wheat Fund’s Benchmark is: (1) the second to-expire CBOT wheat Futures Contract, weighted 35%, (2) the third to expire CBOT wheat Futures Contract, weighted 30%, and (3) the CBOT wheat Futures Contract expiring in the December following the expiration month of the third to expire contract, weighted 35%. The Teucrium Soybean Fund’s Benchmark is: (1) the second-to-expire CBOT soybean Futures Contract, weighted 35%, (2) the third to expire CBOT soybean Futures Contract, weighted 30%, and (3) the CBOT soybean Futures Contract expiring in the November following the expiration month of the third to expire contract, weighted 35%, except that CBOT soybean Futures Contracts expiring in August and September will not be part of the Teucrium Soybean Fund’s Benchmark because of the less liquid market for these Futures Contracts. The Teucrium Sugar Fund’s Benchmark is: (1) the second-to-expire Sugar No. 11 Futures Contract traded on ICE Futures US (“ICE Futures”), weighted 35%, (2) the third to expire ICE Futures Sugar No. 11 Futures Contract, weighted 30%, and (3) the ICE Futures Sugar No. 11 Futures Contract expiring in the March following the expiration month of the third to expire contract, weighted 35%.

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year ending December 31, 2019.

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

The Sponsor employs Exchange Traded Concepts, LLC ("ETC") as the Marketing Agent, providing certain marketing consulting services in connection with the content strategy and e-mail marketing for the Funds. For its services as the Marketing Agent, ETC receives $5,000 a month and 0.02% of the Fund's average daily net assets, when assets are above the combined amount of $160 million. These services are recorded in distribution and marketing fees on the statements of the operations. A summary of these expenses is included below:

	Three months ended June 30, 2019	Three months ended June 30, 2018	Six months ended June 30, 2019	Six months ended June 30, 2018
Amount Recognized for Custody Services	$544	$661	$1,332	$1,220
Amount of Custody Services Waived	$544	$634	$1,332	$1,091

Amount Recognized for Distribution Services	$216	$302	$548	$549
Amount of Distribution Services Waived	$216	$225	$457	$472

Amount Recognized for Brokerage Commissions	$-	$-	$-	$-
Amount of Brokerage Commissions Waived	$-	$-	$-	$-

Amount Recognized for Wilmington Trust	$-	$-	$-	$-
Amount of Wilmington Trust Waived	$-	$-	$-	$-

Amount Recognized for Marketing Agent	$87	$-	$87	$-
Amount of Marketing Agent Waived	$87	$-	$87	$-

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2016 to 2018, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. This policy has been applied to all existing tax positions upon the Fund’s initial adoption. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2019 and for the years ended December 31, 2018, 2017 and 2016. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three and six months ended June 30, 2019 and 2018.

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

Cash  and Cash Equivalents

Cash equivalents are highly-liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has these balances of its assets on deposit with banks. Assets deposited with a financial institution may, at times, exceed federally insured limits. TAGS had a balance of $2,740 and $2,862 in money market funds at June 30, 2019 and December 31, 2018, respectively; these balances are included in cash equivalents on the statements of assets and liabilities.

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

	Three months ended June 30, 2019	Three months ended June 30, 2018	Six months ended June 30, 2019	Six months ended June 30, 2018
Recognized Related Party Transactions	$2,741	$3,563	$8,774	$8,630
Waived Related Party Transactions	$2,741	$2,439	$7,547	$5,506

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

TAGS
Three months ended June 30, 2019	$7,181
Three months ended June 30, 2018	$10,086
Six months ended June 30, 2019	$28,765
Six months ended June 30, 2018	$27,301

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-04: “Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and hedging, and Topic 825, Financial Instruments.” The amendments clarify and improve areas of guidance related to the recently issued standards on credit losses, hedging, and recognition and measurement, specifically relating to ASU 2017-12. The amendments were adopted for the quarter ended June 30, 2019; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2019-01: "Leases (Topic 842): Codification Improvements. These amendments align the guidance for fair value of underlying assets by lessors that are not manufacturers or dealers in Topic 842 with that of existing guidance. The amendments will be effective for fiscal years and interim periods beginning after December 15, 2019 and may be adopted early. The Sponsor is evaluating the impacts but the amendment is not expected to have a material impact on the financial statements of the Trust or the Fund.

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

The FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”. These amendments refine and expand hedge accounting for both financial (e.g., interest rate) and commodity risks. Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. It also makes certain targeted improvements to simplify the application of hedge accounting guidance. The amendments were adopted for the quarter ended June 30, 2019; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2. The following table presents information about the Fund’s assets and liabilities measured at fair value as of June 30, 2019 and December 31, 2018:

June 30, 2019
Assets:	Level 1	Level 2	Level 3	Balance as of June 30, 2019
Exchange Traded Funds	$1,508,928	$-	$-	$1,508,928
Cash Equivalents	2,740	-	-	2,740
Total	$1,511,668	$-	$-	$1,511,668

December 31, 2018
Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2018
Exchange Traded Funds	$1,523,286	$-	$-	$1,523,286
Cash Equivalents	2,862	-	-	2,862
Total	$1,526,148	$-	$-	$1,526,148

For the six months ended June 30, 2019 and year ended December 31, 2018, the Fund did not have any transfers between any of the level of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the three and six months ended June 30, 2019 and 2018. This information has been derived from information presented in the financial statements. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended June 30, 2019	Three months ended June 30, 2018	Six months ended June 30, 2019	Six months ended June 30, 2018
Per Share Operation Performance
Net asset value at beginning of period	$19.51	$22.79	$20.33	$22.75
Income (loss) from investment operations:
Net realized and unrealized gain (loss) on investment transactions	0.64	(1.65)	(0.17)	(1.58)
Total expenses, net	(0.01)	(0.03)	(0.02)	(0.06)
Net increase (decrease) in net asset value	0.63	(1.68)	(0.19)	(1.64)
Net asset value at end of period	$20.14	$21.11	$20.14	$21.11
Total Return	3.23%	(7.37)%	(0.93)%	(7.21)%
Ratios to Average Net Assets (Annualized)
Total expenses	2.15%	2.99%	4.06%	4.47%
Total expenses, net	0.19%	0.50%	0.19%	0.50%
Net investment loss	(0.19)%	(0.50)%	(0.19)%	(0.50)%

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

Note 7 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended June 30, 2019 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Quarterly Report (the “Report”). The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to future events and financial results. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate,” as well as similar words and phrases, signify forward-looking statements. Teucrium Commodity Trust’s (the “Trust’s”) forward-looking statements are not a guarantee of future results and conditions, and important factors, risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements.

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

The notional amount of each Benchmark Component Futures Contract included in each Benchmark is intended to reflect the changes in market value of each such Benchmark Component Futures Contract within the Benchmark. The closing level of each Benchmark is calculated on each business day by U.S. Bank Global Fund Services (” Fund Services”) based on the closing price of the futures contracts for each of the underlying Benchmark Component Futures Contracts and the notional amounts of such Benchmark Component Futures Contracts.

Each Benchmark is rebalanced periodically to ensure that each of the Benchmark Component Futures Contracts is weighted in the same proportion as in the investment objective for each Fund. The following tables reflect the June 30, 2019, Benchmark Component Futures Contracts weights for each of the Funds, the contract held is identified by the generally accepted nomenclature of contract month and year, which may differ from the month in which the contract expires:

CORN Benchmark Component Futures Contracts	Notional Value	Weight (%)

CBOT Corn Futures (1,561 contracts, SEP19)	$33,151,738	34%
CBOT Corn Futures (1,318 contracts, DEC19)	28,435,850	29
CBOT Corn Futures (1,675 contracts, DEC20)	34,819,062	36

Total at June 30, 2019	$96,406,650	100%

SOYB Benchmark Component Futures Contracts	Notional Value	Weight (%)

CBOT Soybean Futures (250 contracts, NOV19)	$11,537,500	35%
CBOT Soybean Futures (212 contracts, JAN20)	9,905,700	30
CBOT Soybean Futures (244 contracts, NOV20)	11,608,300	35

Total at June 30, 2019	$33,051,500	100%

CANE Benchmark Component Futures Contracts	Notional Value	Weight (%)

ICE Sugar Futures (228 contracts, MAR20)	$3,460,128	35%
ICE Sugar Futures (195 contracts, MAY20)	2,976,792	30
ICE Sugar Futures (219 contracts, MAR21)	3,492,787	35

Total at June 30, 2019	$9,929,707	100%

WEAT Benchmark Component Futures Contracts	Notional Value	Weight (%)

CBOT Wheat Futures (776 contracts, SEP19)	$20,457,300	35%
CBOT Wheat Futures (653 contracts, DEC19)	17,582,025	30
CBOT Wheat Futures (733 contracts, DEC20)	20,652,275	35

Total at June 30, 2019	$58,691,600	100%

TAGS Benchmark Component Futures Contracts	Fair Value	Weight (%)
Shares of Teucrium Corn Fund (22,658 shares)	$371,682	25%
Shares of Teucrium Soybean Fund (24,181 shares)	380,232	25
Shares of Teucrium Wheat Fund (66,037 shares)	380,036	25
Shares of Teucrium Sugar Fund (53,124 shares)	376,978	25

Total at June 30, 2019	$1,508,928	100%

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

The total portfolio composition for each Fund is disclosed each business day that the NYSE Arca is open for trading on the Fund’s website. The website for CORN is www.teucriumcornfund.com. for CANE is www.teucriumcanefund.com. for SOYB is www.teucriumsoybfund.com. for WEAT is www.teucriumweatfund.com. for TAGS is www.teucriumtagsfund.com. These sites are accessible at no charge. The website disclosure of portfolio holdings is made daily and includes, as applicable, the name and value of each Futures Contract, other commodity interests and the amount of cash and cash equivalents held in the Fund’s portfolio. The specific types of other commodity interests held (if any, which may include options on futures contracts and derivative contracts such as swaps) (collectively, “Other Commodity Interests,” and together with Futures Contracts, “Commodity Interests” or “Interests”) (in addition to futures contracts, options on futures contracts and derivative contracts) that are tied to various commodities are entered into outside of public exchanges. These “over-the-counter” contracts are entered into between two parties in private contracts, or on a swap execution facility (“SEF”) for standardized swaps. For example, unlike Futures Contracts, which are guaranteed by a clearing organization, each party to an over-the-counter derivative contract bears the credit risk of the other party (unless such over-the-counter swap is cleared through a derivatives clearing organization (“DCO”)), i.e., the risk that the other party will not be able to perform its obligations under its contract, and characteristics of such Other Commodity Interests.

Consistent with achieving a Fund’s investment objective of closely tracking the Benchmark, the Sponsor may for certain reasons cause the Fund to enter into or hold Futures Contracts other than the Benchmark Component Futures Contracts and/or Other Commodity Interests. Other Commodity Interests that do not have standardized terms and are not exchange traded, referred to as “over-the-counter” Commodity Interests, can generally be structured as the parties to the Commodity Interest contract desire. Therefore, each Fund might enter into multiple and/or over-the-counter Interests intended to replicate the performance of each of the Benchmark Component Futures Contracts for the Fund, or a single over-the-counter Interest designed to replicate the performance of the Benchmark as a whole. Assuming that there is no default by a counterparty to an over-the-counter Interest, the performance of the Interest will necessarily correlate with the performance of the Benchmark or the applicable Benchmark Component Futures Contract. Each Fund might also enter into or hold Interests other than Benchmark Component Futures Contracts to facilitate effective trading, consistent with the discussion of the Fund’s “roll” strategy. In addition, each Fund might enter into or hold Interests that would be expected to alleviate overall deviation between the Fund’s performance and that of the Benchmark that may result from certain market and trading inefficiencies or other reasons. By utilizing certain or all of the investments described above, the Sponsor will endeavor to cause the Fund’s performance to closely track that of the Benchmark of the Fund.

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

The Funds earn interest and other income (“interest income”) from cash equivalents that it purchases and on the cash it holds through the Custodian or other financial institution. The Sponsor anticipates that the interest income will increase the NAV of each Fund. The Funds apply the interest income to the acquisition of additional investments or use it to pay its expenses. If the Fund reinvests the earned interest income, it makes investments that are consistent with its investment objectives as disclosed. Any cash equivalent invested by a Fund will have original maturity dates of three months or less at inception. Any cash equivalents invested by a Fund will be deemed by the Sponsor to be of investment grade quality. At the end of the quarter, available cash balances in each of the Funds were invested in the Fidelity Institutional Money Market Funds – Government Portfolio, in demand deposits at Rabobank, N.A, and in commercial paper with maturities of ninety days or less. On February 1, 2019, in CORN, SOYB, CANE, and WEAT, the Sponsor elected to invest a portion of the amount of funds required to be on deposit with the FCM as initial margin in U.S. Treasury obligations with time to maturity of 90 days or less. The obligations are purchased and held in the respective Fund accounts through the FCM.

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

Performance Summary

This report covers the periods from January 1 to June 30, 2019 for each Fund. Total expenses are presented both gross and net of any expenses waived or paid by the Sponsor that would have been incurred by the Funds (“expenses waived by the Sponsor”).

CORN Per Share Operation Performance
Net asset value at beginning of period	$16.11
Income from investment operations:
Investment income	0.22
Net realized and unrealized gain on commodity futures contracts	0.37
Total expenses	(0.30)
Net increase in net asset value	0.29
Net asset value end of period	$16.40
Total Return	1.80%
Ratios to Average Net Assets (Annualized)
Total expenses	3.77%
Total expenses, net	3.75%
Net investment loss	(1.06)%

SOYB Per Share Operation Performance
Net asset value at beginning of period	$16.20
Loss from investment operations:
Investment income	0.21
Net realized and unrealized loss on commodity futures contracts	(0.39)
Total expenses	(0.30)
Net decrease in net asset value	(0.48)
Net asset value at end of period	$15.72
Total Return	(2.96)%
Ratios to Average Net Assets (Annualized)
Total expenses	4.48%
Total expenses, net	3.75%
Net investment loss	(1.08)%

CANE Per Share Operation Performance
Net asset value at beginning of period	$7.07
Income from investment operations:
Investment income	0.09
Net realized and unrealized gain on commodity futures contracts	0.07
Total expenses	(0.13)
Net increase in net asset value	0.03
Net asset value at end of period	$7.10
Total Return	0.42%
Ratios to Average Net Assets (Annualized)
Total expenses	5.56%
Total expenses, net	3.63%
Net investment loss	(1.05)%

WEAT Per Share Operation Performance
Net asset value at beginning of period	$5.95
Loss from investment operations:
Investment income	0.07
Net realized and unrealized loss on commodity futures contracts	(0.17)
Total expenses	(0.10)
Net decrease in net asset value	(0.20)
Net asset value at end of period	$5.75
Total Return	(3.36)%
Ratios to Average Net Assets (Annualized)
Total expenses	3.73%
Total expenses, net	3.72%
Net investment loss	(1.03)%

TAGS Per Share Operation Performance
Net asset value at beginning of period	$20.33
Loss from investment operations:
Investment income	0.00
Net realized and unrealized loss on investment transactions	(0.17)
Total expenses	(0.02)
Net decrease in net asset value	(0.19)
Net asset value at end of period	$20.14
Total Return	(0.93)%
Ratios to Average Net Assets (Annualized)
Total expenses	4.06%
Total expenses, net	0.19%
Net investment loss	(0.19)%

Past performance of a Fund is not necessarily indicative of future performance.

Results of Operations

The following includes a section for each Fund of the Trust.

The discussion below addresses the material changes in the results of operations for the three and six months ended June 30, 2019 compared to the same periods in 2018. The following includes a section for each Fund of the Trust for the periods in which each Fund was in operation. CORN, SOYB, WEAT, CANE and TAGS each operated for the entirety of all periods.

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

Teucrium Corn Fund

The Teucrium Corn Fund commenced investment operations on June 9, 2010. The investment objective of the Corn Fund is to have the daily changes in percentage terms of the Shares’ NAV reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for three futures contracts for corn (“Corn Futures Contracts”) that are traded on the Chicago Board of Trade (“CBOT”), specifically (1) the second to expire CBOT Corn Futures Contract, weighted 35%, (2) the third to expire CBOT Corn Futures Contract, weighted 30%, and (3) the CBOT Corn Futures Contract expiring in the December following the expiration month of the third to expire contract, weighted 35%.

On June 30, 2019, the Fund had 5,875,004 shares outstanding and net assets of $96,373,394. This is in comparison to 4,450,004 shares outstanding and net assets of $73,118,194 on June 30, 2018 and 3,600,004 shares outstanding with net assets of $54,796,796 on March 31, 2019. Shares outstanding increased by 1,425,000 or 32% for the period ended June 30, 2019 when compared to June 30, 2018 and increased by 2,275,000 or 63% for the period ended June 30, 2019 when compared to March 31, 2019. This increase year over year was, in the opinion of management, due to the continued low price of corn relative to historical levels and concerns over the U.S. weather during the planting period.

Total net assets for the Fund were $96,373,394 on June 30, 2019 compared to $73,118,194 on June 30, 2018 and $54,796,796 on March 31, 2019. The Net Asset Values (“NAV”) per share related to these balances were $16.40, $16.43 and $15.22, respectively. This represents an increase in total net assets year over year of 32%, driven by an increase in total shares outstanding of 32%. When comparing June 30, 2019 with March 31, 2019, there was an increase in total net assets of 76%, driven by a combination of an increase in total shares outstanding of 63% and an increase in the NAV per share of $1.18 or 8%. The closing prices per share for June 30, 2019 and 2018 and March 31, 2019, as reported by the NYSE Arca, were $16.44, $16.44 and $15.23, respectively. The change from June 30, 2019 over the same period last year was a 0% change, and an 8% increase from March 31, 2019.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to June 30, 2019 and serves to illustrate the relative changes of these components.

CORN AUM Analysis
CORN Shares Outstanding
CORN AUM
CORN NAV Per Share
Shares Outstanding (Thousands)
AUM (Million $) & NAV ($ per share)
7000
6000
5000
4000
3000
2000
1000
0
140
120
100
80
60
40
20
0
6/30/2010
9/30/2010
12/31/2010
3/31/2011
6/30/2011
9/30/2011
12/31/2011
3/31/2012
6/30/2012
9/30/2012
12/31/2012
3/31/2013
6/30/2013
9/30/2013
12/31/2013
3/31/2014
6/30/2014
9/30/2014
12/31/2014
3/31/2015
6/30/2015
9/30/2015
12/31/2015
3/31/2016
6/30/2016
9/30/2016
12/31/2016
3/31/2017
6/30/2017
9/30/2017
12/31/2017
3/31/2018
6/30/2018
9/30/2018
12/31/2018
3/31/2019
6/30/2019

The total income for the three-month period ended June 30, 2019 was $4,818,848 resulting primarily from the net change in realized loss on commodity futures contracts totaling ($2,187,325), and by a net change in unrealized appreciation of commodity futures contracts of $6,531,538. Total loss was ($6,465,079) in the same period of 2018. The total income for the six-month period ended June 30, 2019 was $2,177,067 resulting primarily from the net change in realized loss on commodity futures contracts totaling ($3,093,050), and by a net change in unrealized appreciation of commodity futures contracts of $4,416,538. Total loss was ($957,869) in the same period of 2018. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contact given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Interest income and other income for the three-month period ended June 30, 2019 and 2018, respectively, was $474,635 and $393,434. Interest income and other income for the six-month period ended June 30, 2019 and 2018, respectively, was $853,579 and $680,931. This increase year over year was partially the result of the Sponsor investing, at times, a portion of the available cash for the Fund in alternative demand deposit savings accounts with more attractive overnight deposit rates. The Fund also invests in investment grade commercial paper with maturities of ninety days or less, these investments provide a higher rate than money market products offered in the past. Effective February 1, 2019, the Fund began investing a portion of the cash held at the broker for initial margin in short-term U.S. Treasury Securities. Interest rates paid on cash balances of the Fund have increased beginning March 2017 and have continued to increase through June 2019. These higher levels of interest rates are projected to decline in 2019.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the three-month period ended June 30, 2019 were $682,968 and for the same period in 2018 were $754,733. This represents a ($71,765) or 10% decrease for 2019 over 2018. The decrease was driven by decreases in all expense categories except in custodian fees and expenses, which increased by $6,796 or 24%. The decreases were specifically: 1) a ($14,512) or 8% decrease in management fee paid to the Sponsor as a result of lower average net assets; 2) a ($1,076) or 1% decrease in professional fees related to auditing, legal and tax preparation fees; and 3) a ($33,578) or 11% decrease in distribution and marketing expenses; 4) a ($4,274) or 55% decrease in business permits and licenses; 5) a ($3,626) or 12% decrease in general and administrative expenses; 6) a ($15,169) or 74% decrease in brokerage commissions due to a decrease in contract purchases and rolled; and 7) a ($6,326) or 64% decrease in other expenses. The decreases were due, in general, to the decrease in the average assets under management relative to the other Funds. The total expense ratio gross of expenses waived by the Sponsor for the three-month periods were 3.86% in 2019 and 3.95% in 2018. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the six-month period ended June 30, 2019 were $1,193,207 and for the same period in 2018 were $1,425,617. This represents a ($232,410) or 16% decrease for 2019 over 2018. The decrease was driven by decreases in all expense categories except in custodian fees and expenses, which increased by $2,785 or 5%. The decreases were specifically: 1) a ($44,242) or 12% decrease in management fee paid to the Sponsor as a result of lower average net assets; 2) a ($4,548) or 2% decrease in professional fees related to auditing, legal and tax preparation fees; and 3) a ($123,224) or 20% decrease in distribution and marketing expenses; 4) a ($11,532) or 56% decrease in business permits and licenses; 5) a ($13,212) or 20% decrease in general and administrative expenses; 6) a ($22,542) or 55% decrease in brokerage commissions due to a decrease in contract purchases and rolled; and 8) a ($15,895) or 71% decrease in other expenses. The decreases were due, in general, to the decrease in the average assets under management relative to the other Funds. The total expense ratio gross of expenses waived by the Sponsor for the six-month periods were 3.77% in 2019 and 4.26% in 2018. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the three-month period ended June 30, 2019 and 2018, the Sponsor waived fees of $0 and $98,041, respectively. For the six-month period ended June 30, 2019 and 2018, the Sponsor waived fees of $5,639 and $138,723, respectively. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for the three-month period ended June 30, 2019 and 2018 were $682,968 and $656,692, respectively. The total expense ratio net of expenses waived by the Sponsor was 3.86% in 2019 and 3.43% in 2018. Net investment loss, which includes the impact of expenses and interest income, was 1.17% in 2019 and 1.37% in 2018.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for the six-month period ended June 30, 2019 and 2018 were $1,187,568 and $1,286,894, respectively. The total expense ratio net of expenses waived by the Sponsor was 3.75% in 2019 and 3.78% in 2018. Net investment loss, which includes the impact of expenses and interest income, was 1.06% in 2019 and 2.83% in 2018.

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

Teucrium Soybean Fund

The Teucrium Soybean Fund commenced investment operations on September 19, 2011. The investment objective of the Fund is to have the daily changes in percentage terms of the Shares’ Net Asset Value (“NAV”) reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for three futures contracts for soybeans (“Soybean Futures Contracts”) that are traded on the Chicago Board of Trade (“CBOT”). The three Soybean Futures Contracts, excluding August and September, will be: (1) second to expire CBOT Soybean Futures Contract, weighted 35%, (2) the third to expire CBOT Soybean Futures Contract, weighted 30%, and (3) the CBOT Soybean Futures Contract expiring in the November following the expiration month of the third to expire contract, weighted 35%.

On June 30, 2019, the Fund had 2,100,004 shares outstanding and net assets of $33,021,388. This is in comparison to 1,050,004 shares outstanding and net assets of $17,029,295 on June 30, 2018 and 1,475,004 shares outstanding with net assets of $23,295,395 on March 31, 2019. Shares outstanding increased by 1,050,000 or 100% for the period ended June 30, 2019 when compared to June 30, 2018 and increased by 625,000 or 42% for the period ended June 30, 2019 when compared to March 31, 2019. The increase year over year is due, in the opinion of management, to the relative low price of soybeans compared to the last decade, coupled with concerns over the U.S. weather during the growing and harvest season and geopolitical concerns over the impact of proposed tariffs, which generated renewed investor focus in the commodity.

Total net assets for the Fund were $33,021,388 on June 30, 2019 compared to $17,029,295 on June 30, 2018 and $23,295,395 on March 31, 2019. The Net Asset Values (“NAV”) per share related to these balances were $15.72, $16.22 and $15.79, respectively. This represents an increase in total net assets for the year over year of 94%, driven by a combination of an increase in total shares outstanding of 100% and a decrease in the NAV per share of ($0.50) or 3%. When comparing June 30, 2019 with March 31, 2019, there was an increase in total net assets of 42%, driven by an increase in total shares outstanding of 42%. The closing prices per share for June 30, 2019 and 2018 and March 31, 2019, as reported by the NYSE Arca, were $15.73, $16.24 and $15.75, respectively. The change from June 30, 2019 over the same period last year was a 3% decrease, and a 0% change from March 31, 2019.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to June 30, 2019 and serves to illustrate the relative changes of these components.

SOYB AUM Analysis
SOYB Shares Outstanding
SOYB AUM
SOYB NAV Per Share
Shares Outstanding (Thousands)
AUM (Million $) & NAV ($ per share)
2500
2000
1500
1000
500
0
35
30
25
20
15
10
5
0
9/30/2011
12/31/2011
3/31/2012
6/30/2012
9/30/2012
12/31/2012
3/31/2013
6/30/2013
9/30/2013
12/31/2013
3/31/2014
6/30/2014
9/30/2014
12/31/2014
3/31/2015
6/30/2015
9/30/2015
12/31/2015
3/31/2016
6/30/2016
9/30/2016
12/31/2016
3/31/2017
6/30/2017
9/30/2017
12/31/2017
3/31/2018
6/30/2018
9/30/2018
12/31/2018
3/31/2019
6/30/2019

The total income for the three-month period ended June 30, 2019 was $744,160 resulting primarily from the net change in realized loss on commodity futures contracts totaling ($1,187,050) and by a net change in unrealized appreciation of commodity futures contracts of $1,746,950. Total loss was ($2,378,109) in the same period of 2018. The total income for the six-month period ended June 30, 2019 was $440,915 resulting primarily from the net change in realized loss on commodity futures contracts totaling ($1,153,412) and by a net change in unrealized appreciation of commodity futures contracts of $1,242,075. Total loss was ($1,523,356) in the same period of 2018. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contact given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Interest income and other income for the three-month periods ended June 30, 2019 and 2018, respectively, was $184,260 and $80,841. Interest income and other income for the six-month periods ended June 30, 2019 and 2018, respectively, was $352,252 and $130,656. This increase year over year was partially the result of the Sponsor investing, at times, a portion of the available cash for the Fund in alternative demand deposit savings accounts with more attractive overnight deposit rates. The Fund also invests in investment grade commercial paper with maturities of ninety days or less, these investments provide a higher rate than money market products offered in the past. Effective February 1, 2019, the Fund began investing a portion of the cash held at the broker for initial margin in short-term U.S. Treasury Securities. Interest rates paid on cash balances of the Fund have increased beginning March 2017 and have continued to increase through June 2019. These higher levels of interest rates are projected to decline in 2019.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the three-month period ended June 30, 2019 were $303,108 and for the same period in 2018 were $240,283. This represents a $62,825 or 26% increase for 2019 over 2018. The increase year over year was driven by an increase in: 1) a $28,670 or 71% increase in management fees payable to the Sponsor as a result of higher average net assets; 2) a $51,137 or 51% increase in distribution and marketing expenses; 3) a $5,496 or 56% increase in custodian fees and expenses; and 4) a $6,065 or 57% increase in general and administrative expenses. These increases were partially offset by 1) a ($22,889) or a 35% decrease in professional fees related to auditing, legal and tax preparation fees; 2) a ($1,413) or 21% decrease in business permits and licenses; 3) a ($1,023) or 33% decrease in brokerage commissions due to a decrease in contracts purchased and rolled; and 4) a ($3,218) or 82% decrease in other expenses. The increase in expenses is primarily due to higher average net assets in 2019 compared to the other Funds. The total expense ratio gross of expenses waived by the Sponsor for these periods was 4.38% in 2019 and 5.92% in 2018. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the six-month period ended June 30, 2019 were $591,947 and for the same period in 2018 were $456,133. This represents a $135,814 or 30% increase for 2019 over 2018. The increase year over year was driven by an increase in: 1) a $61,248 or 87% increase in management fees payable to the Sponsor as a result of higher average net assets; 2) a $6,710 or a 7% increase in professional fees related to auditing, legal and tax preparation fees; 3) a $52,407 or 24% increase in distribution and marketing expenses; 4) a $20,633 or 97% increase in custodian fees and expenses; and 5) a $9,853 or 56% increase in general and administrative expenses. These increases were partially offset by 1) a ($7,108) or 42% decrease in business permits and licenses; 2) a ($1,445) or 26% decrease in brokerage commissions due to a decrease in contracts purchased and rolled; and 3) a ($6,484) or 76% decrease in other expenses. The increase in expenses is primarily due to higher average net assets in 2019 compared to the other Funds. The total expense ratio gross of expenses waived by the Sponsor for these periods was 4.48% in 2019 and 6.45% in 2018. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the three-month period ended June 30, 2019 and 2018, the Sponsor waived fees of $33,391 and $84,485. For the six-month period ended June 30, 2019 and 2018, the Sponsor waived fees of $96,303 and $184,427. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for the three-month period ended June 30, 2019 and 2018 were $269,717 and $155,798, respectively. The total expense ratio net of expenses waived by the Sponsor periods was 3.90% in 2019 and 3.84% in 2018. Net investment loss, which includes the impact of expenses and interest income, was 1.08% in 2018 and 1.99% in 2018.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for the six-month period ended June 30, 2019 and 2018 were $495,644 and $271,706, respectively. The total expense ratio net of expenses waived by the Sponsor periods was 3.75% in 2019 and 3.84% in 2018. Net investment loss, which includes the impact of expenses and interest income, was 1.08% in 2018 and 1.99% in 2018.

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

Teucrium Sugar Fund

The Teucrium Sugar Fund commenced investment operations on September 19, 2011. The investment objective of the Fund is to have the daily changes in percentage terms of the Shares’ Net Asset Value (“NAV”) reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for three futures contracts for sugar (“Sugar Futures Contracts”) that are traded on ICE Futures US (“ICE Futures”), specifically: (1) the second to expire Sugar No. 11 Futures Contract (a “Sugar No. 11 Futures Contract”), weighted 35%, (2) the third to expire Sugar No. 11 Futures Contract, weighted 30%, and (3) the Sugar No. 11 Futures Contract expiring in the March following the expiration month of the third to expire contract, weighted 35%.

On June 30, 2019, the Fund had 1,400,004 shares outstanding and net assets of $9,934,774. This is in comparison to 1,950,004 shares outstanding and net assets of $14,851,592 on June 30, 2018 and 1,350,004 shares outstanding with net assets of $9,848,806 on March 31, 2019. Shares outstanding decreased by 550,000 or 28% for the period ended June 30, 2019 when compared to June 30, 2018 and increased by 50,000 or 4% for the period ended June 30, 2019 when compared to March 31, 2019. This decrease was, in the opinion of management, due to the low price of sugar and record world demand relative to recent years, which focused investor interest.

Total net assets for the Fund were $9,934,774 on June 30, 2019 compared to $14,851,592 on June 30, 2018 and $9,848,806 on March 31, 2019. The Net Asset Values (“NAV”) per share related to these balances were $7.10, $7.62 and $7.30, respectively. This represents a decrease in total net assets for the year over year of 33%, driven by a combination of a decrease in total shares outstanding of 28% and a decrease in the NAV per share of ($0.52) or 7%. When comparing June 30, 2019 with March 31, 2019, there was an increase in total net assets of 1%, driven by a combination of an increase in total shares outstanding of 4% and a decrease in the NAV per share of ($0.20) or 3%. The closing prices per share for June 30, 2019 and 2018 and March 31, 2019, as reported by the NYSE Arca, were $7.09, $7.58 and $7.28, respectively. The change from June 30, 2019 over the same period last year was a 6% decrease, and a 3% decrease from March 31, 2019.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to June 30, 2019 and serves to illustrate the relative changes of these components.

CANE AUM Analysis
CANE Shares Outstanding
CANE AUM
CANE NAV Per Share
Shares Outstanding (Thousands)
AUM (Million $) & NAV ($ per share)
2500
2000
1500
1000
500
0
30
25
20
15
10
5
0
9/30/2011
12/31/2011
3/31/2012
6/30/2012
9/30/2012
12/31/2012
3/31/2013
6/30/2013
9/30/2013
12/31/2013
3/31/2014
6/30/2014
9/30/2014
12/31/2014
3/31/2015
6/30/2015
9/30/2015
12/31/2015
3/31/2016
6/30/2016
9/30/2016
12/31/2016
3/31/2017
6/30/2017
9/30/2017
12/31/2017
3/31/2018
6/30/2018
9/30/2018
12/31/2018
3/31/2019
6/30/2019

The total loss for the three-month period ended June 30, 2019 was ($271,558) resulting primarily from the net change in realized loss on commodity futures contracts totaling ($68,701) and by a net change in unrealized depreciation of commodity futures contracts of ($269,125). Total loss was ($689,717) in the same period of 2018. The total income for the six-month period ended June 30, 2019 was $216,466 resulting primarily from the net change in realized gain on commodity futures contracts totaling $292,667 and by a net change in unrealized depreciation of commodity futures contracts of ($209,093). Total loss was ($1,817,650) in the same period of 2018. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contact given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Interest income and other income for three-month period ended June 30, 2019 and 2018, respectively, was $66,268 and $60,762. Interest income and other income for six-month period ended June 30, 2019 and 2018, respectively, was $132,892 and $88,679.This increase year-over-year was partially the result of the Sponsor investing, at times, a portion of the available cash for the Fund in alternative demand deposit savings accounts with more attractive overnight deposit rates. This increase year over year was the result of the Sponsor investing, at times, a portion of the available cash for the Fund in alternative demand deposit savings accounts with more attractive overnight deposit rates. The Fund also invests in investment grade commercial paper with maturities of ninety days or less, these investments provide a higher rate than money market products offered in the past. Effective February 1, 2019, the Fund began investing a portion of the cash held at the broker for initial margin in short-term U.S. Treasury Securities. Interest rates paid on cash balances of the Fund have increased beginning March 2017 and have continued to increase through June 2019. These higher levels of interest rates are projected to decline in 2019.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the three-month period ended June 30, 2019 were $151,926 and for the same period in 2018 were $182,157. This represents a ($30,231) or 17% decrease for 2019 over 2018. The decrease for 2019 was driven by decreases in: 1) a ($5,874) or 19% decrease in the management fee paid to the Sponsor due to lower average net assets; 2) a ($24,018) or 44% decrease in professional fees related to auditing, legal and tax preparation fees; 3) a ($3,987) or 6% decrease in distribution and marketing fees; 4) a ($254) or 2% decrease in custodian fees and expenses; 5) a ($2,936) or 66% decrease in brokerage commissions due to an decrease in contracts purchased and rolled; and 5) a ($2,688) or 82% decrease in other expenses. The decrease was partially offset by increases in 1) a $1,150 or 35% increase in business permits and licenses and; 2) a $8,376 or 110% increase in general and administrative expenses. The decrease over the prior year are generally due to lower average net assets relative to the other Funds. The total expense ratio gross of expenses waived by the Sponsor for these periods was 5.97% in 2019 and 5.81% in 2018. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the six-month period ended June 30, 2019 were $286,964 and for the same period in 2018 were $324,132. This represents a $37,168 or 11% decrease for 2019 over 2018. The decrease for 2019 was driven by decreases in: 1) a ($4,071) or 5% decrease in professional fees related to auditing, legal and tax preparation fees; 2) a ($23,589) or 18% decrease in distribution and marketing fees; 3) a ($2,219) or a 12% decrease in custodian fees and expenses; 4) a ($10,655) or 55% decrease in business permits and licenses; 5) a ($3,162) or 48% decrease in brokerage commissions due to an decrease in contracts purchased and rolled; and 6) a ($4,777) or 75% decrease in other expenses. The decrease was partially offset by increases in 1) a $2,749 or 6% increase in the management fee paid to the Sponsor due to higher average net assets; and 2) a $8,556 or 73% increase in general and administrative expenses. The decrease over the prior year are generally due to lower average net assets relative to the other Funds. The total expense ratio gross of expenses waived by the Sponsor for these periods was 5.56% in 2019 and 6.64% in 2018. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the three-month period ended June 30, 2019 and 2018, the Sponsor waived fees of $57,954 and $66,209, respectively. For the six-month period ended June 30, 2019 and 2018, the Sponsor waived fees of $99,436 and $146,899, respectively. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for the three-month period ended June 30, 2019 and 2018 were $93,972 and $115,948, respectively. The total expense ratio net of expenses waived by the Sponsor for the three-month periods was 3.69% in 2019 and 3.70% in 2018. Net investment loss, which includes the impact of expenses and interest income, was 1.09% in 2019 and 1.76% in 2018.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for the six-month period ended June 30, 2019 and 2018 were $187,528 and $177,233, respectively. The total expense ratio net of expenses waived by the Sponsor for the six-month periods was 3.63% in 2019 and 3.63% in 2018. Net investment loss, which includes the impact of expenses and interest income, was 1.05% in 2019 and 1.81% in 2018.

Other than the management fee to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day-to-day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one year, or commitments regardless of the level of assets under management. The structure of the Fundand the nature of the expenses are such that as total net assets grow, there is a scalability of expenses that may allow the total expense ratio to be reduced. However, if total net assets for the Fund fall, the total expense ratio of the Fund will increase unless additional reductions are made by the Sponsor to the daily expense accrual. The Sponsor can elect to adjust the daily expense accruals at its discretion based on market conditions and other Fund considerations.

Teucrium Wheat Fund

The Teucrium Wheat Fund commenced investment operations on September 19, 2011. The investment objective of the Fund is to have the daily changes in percentage terms of the Shares’ Net Asset Value reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for three futures contracts for wheat (“Wheat Futures Contracts”) that are traded on the Chicago Board of Trade (“CBOT”), specifically: (1) the second to expire CBOT Wheat Futures Contract, weighted 35%, (2) the third to expire CBOT Wheat Futures Contract, weighted 30%, and (3) the CBOT Wheat Futures Contract expiring in the December following the expiration month of the third to expire contract, weighted 35%.

On June 30, 2019, the Fund had 10,200,004 shares outstanding and net assets of $58,699,891. This is in comparison to 10,450,004 shares outstanding and net assets of $66,566,470 on June 30, 2018 and 10,575,004 shares outstanding with net assets of $55,999,060 on March 31, 2019. Shares outstanding decreased by 250,000 or 2% for the period ended June 30, 2019 when compared to June 30, 2018 and decreased by 375,000 or 4% for the period ended June 30, 2019 when compared to March 31, 2019. This decrease year over year was, in the opinion of management, due to the larger projected U.S. supply, reduced domestic use and higher ending stocks.

Total net assets for the Fund were $58,699,891 on June 30, 2019 compared to $66,566,470 on June 30, 2018 and $55,999,060 on March 31, 2019. The Net Asset Values (“NAV”) per share related to these balances were $5.75, $6.37 and $5.30, respectively. This represents a decrease in total net assets for the year over year of 12% which was driven by a combination of a decrease in total shares outstanding of 2% and a change in the NAV per share which decreased by ($0.62) or 10%. When comparing June 30, 2019 with March 31, 2019, there was an increase in total net assets of 5%, driven by a combination of a decrease in total shares outstanding of 4% and a change in the NAV per share which increased by $0.45 or 8%. The closing prices per share for June 30, 2019 and 2018 and March 31, 2019, as reported by the NYSE Arca, were $5.73, $6.38 and $5.29, respectively. The change from June 30, 2019 over the same period last year was an 10% decrease, and an 8% increase from March 31, 2019.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to June 30, 2019 and serves to illustrate the relative changes of these components.

WEAT AUM Analysis
WEAT Shares Outstanding
WEAT AUM
WEAT NAV Per Share
Shares Outstanding (Thousands)
AUM (Million $) & NAV ($ per share)
12000
10000
8000
6000
4000
2000
0
90
80
70
60
50
40
30
20
10
0
9/30/2011
12/31/2011
3/31/2012
6/30/2012
9/30/2012
12/31/2012
3/31/2013
6/30/2013
9/30/2013
12/31/2013
3/31/2014
6/30/2014
9/30/2014
12/31/2014
3/31/2015
6/30/2015
9/30/2015
12/31/2015
3/31/2016
6/30/2016
9/30/2016
12/31/2016
3/31/2017
6/30/2017
9/30/2017
12/31/2017
3/31/2018
6/30/2018
9/30/2018
12/31/2018
3/31/2019
6/30/2019

The total income for the three-month period ended June 30, 2019 was $5,372,766 resulting primarily from the net change in realized loss on commodity futures contracts totaling ($4,271,888) and by a net change in unrealized appreciation of commodity futures contracts of $9,268,062. Total income was $2,560,956 in the same period of 2018. The total loss for the six-month period ended June 30, 2019 was ($467,016) resulting primarily from the net change in realized loss on commodity futures contracts totaling ($8,367,250) and by a net change in unrealized appreciation of commodity futures contracts of $7,151,175. Total income was $5,257,184 in the same period of 2018. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contact given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Interest income and other income for three-month period ended June 30, 2019 and 2018, respectively, was $376,592 and $343,981. Interest income and other income for six-month period ended June 30, 2019 and 2018, respectively, was $749,059 and $619,384. This increase year over year was partially the result of the Sponsor investing, at times, a portion of the available cash for the Fund in alternative demand deposit savings accounts with more attractive overnight deposit rates. The Fund also invests in investment grade commercial paper with maturities of ninety days or less, these investments provide a higher rate than money marketproducts offered in the past. Effective February 1, 2019, the Fund began investing a portion of the cash held at the broker for initial margin in short-term U.S. Treasury Securities. Interest rates paid on cash balances of the Fund have increased beginning March 2017 and have continued to increase through June 2019. These higher levels of interest rates are projected to decline in 2019.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the three-month period ended June 30, 2019 were $544,200 and for the same period in 2018 were $772,566. This represents a ($228,366) or 30% decrease year over year. The decrease for 2019 over 2018 was driven by decreases in all expense categories specifically: 1) a ($28,853) or 17% decrease in management fee paid to the Sponsor due to lower average net assets; 2) a ($41,841) or 27% decrease in professional fees related to auditing, legal and tax preparation fees; 3) a ($90,196) or 29% decrease in distribution and marketing fees; 4) a ($22,094) or 44% decrease in custodian fees and expenses; 5) a ($13) or 0% decrease in business permits and licenses; 6) a ($18,712) or 47% decrease general and administrative expenses; 7) a ($13,875) or 77% decrease in brokerage commissions due to a decrease in contracts purchased and rolled; and 8) a ($12,782) or 82% decrease in other expenses. The total expense ratio gross of expenses waived by the Sponsor for these periods was 3.85% in 2019 and 4.54% in 2018. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the six-month period ended June 30, 2019 were $1,039,466 and for the same period in 2018 were $1,428,694. This represents a ($389,228) or 27% decrease year over year. The decrease for 2019 over 2018 was driven by decreases in all expense categories specifically: 1) a ($56,245) or 17% decrease in management fee paid to the Sponsor due to lower average net assets; 2) a ($63,521) or 23% decrease in professional fees related to auditing, legal and tax preparation fees; 3) a ($172,686) or 29% decrease in distribution and marketing fees; 4) a ($31,913) or 38% decrease in custodian fees and expenses; 5) a ($4,077) or 22% decrease in business permits and licenses; 6) a ($17,415) or 28% decrease general and administrative expenses; 7) a ($20,302) or 58% decrease in brokerage commissions due to a decrease in contracts purchased and rolled; and 8) a ($23,069) or 81% decrease in other expenses. The total expense ratio gross of expenses waived by the Sponsor for these periods was 3.73% in 2019 and 4.26% in 2018. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the three-month periods ending June 30, 2019 and 2018, the Sponsor waived fees of $0 and $121,015, respectively. For the six-month periods ending June 30, 2019 and 2018, the Sponsor waived fees of $2,500 and $144,784, respectively. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for the three-month period ended June 30, 2019 and 2018 were $544,200 and $651,551, respectively. The total expense ratio net of expenses waived by the Sponsor periods was 3.85% in 2019 and 3.83% in 2018. Net investment loss, which includes the impact of expenses and interest income, was 1.18% in 2019 and 1.81% in 2018.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for the six-month period ended June 30, 2019 and 2018 were $1,036,966 and $1,283,910, respectively. The total expense ratio net of expenses waived by the Sponsor periods was 3.72% in 2019 and 3.83% in 2018. Net investment loss, which includes the impact of expenses and interest income, was 1.03% in 2019 and 1.98% in 2018.

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

The seasonality patterns for wheat futures prices are impacted by a variety of factors. These include, but are not limited to, the harvest in summer and fall, the planting conditions, and the weather throughout the critical germination and growing periods. Prices for wheat futures are affected by the availability and demand for substitute agricultural commodities, including corn and other feed grains. The price of wheat futures contracts is also influenced by global economic conditions, including the demand for exports to other countries. Such factors will impact the performance of the Fund and the results of operations on an ongoing basis. The Sponsor cannot predict the impact of such factors.

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

The investment objective of each Underlying Fund is to have the daily changes in percentage terms of its shares’ NAV reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for certain Futures Contracts for the commodity specified in the Underlying Fund’s name. (This weighted average is referred to herein as the Underlying Fund’s “Benchmark,” the Futures Contracts that at any given time make up an Underlying Fund’s Benchmark are referred to herein as the Underlying Fund’s “Benchmark Component Futures Contracts,” and the commodity specified in the Underlying Fund’s name is referred to herein as its “Specified Commodity.”) Specifically, the Teucrium Corn Fund’s Benchmark is: (1) the second-to-expire Futures Contract for corn traded on the Chicago Board of Trade (“CBOT”), weighted 35%, (2) the third-to-expire CBOT corn Futures Contract, weighted 30%, and (3) the CBOT corn Futures Contract expiring in the December following the expiration month of the third to expire contract, weighted 35%. The Teucrium Wheat Fund’s Benchmark is: (1) the second to expire CBOT wheat Futures Contract, weighted 35%, (2) the third to expire CBOT wheat Futures Contract, weighted 30%, and (3) the CBOT wheat Futures Contract expiring in the December following the expiration month of the third to expire contract, weighted 35%. The Teucrium Soybean Fund’s Benchmark is: (1) the second to expire CBOT soybean Futures Contract, weighted 35%, (2) the third to expire CBOT soybean Futures Contract, weighted 30%, and (3) the CBOT soybean Futures Contract expiring in the November following the expiration month of the third-to-expire contract, weighted 35%, except that CBOT soybean Futures Contracts expiring in August and September will not be part of the Teucrium Soybean Fund’s Benchmark because of the less liquid market for these Futures Contracts. The Teucrium Sugar Fund’s Benchmark is: (1) the second to expire Sugar No. 11 Futures Contract traded on ICE Futures US (“ICE Futures”), weighted 35%, (2) the third-to-expire ICE Futures Sugar No. 11 Futures Contract, weighted 30%, and (3) the ICE Futures Sugar No. 11 Futures Contract expiring in the March following the expiration month of the third to expire contract, weighted 35%.

On June 30, 2019, the Fund had 75,002 shares outstanding and net assets of $1,510,362. This is in comparison to 75,002 shares outstanding and net assets of $1,583,335 on June 30, 2018 and 75,002 shares outstanding with net assets of $1,463,487 on March 31, 2019. The Net Asset Values (“NAV”) per share related to these balances were $20.14, $21.11, and $19.51, respectively. This represents a decrease in total net assets for the year over year of 5% which was driven by a decrease in the NAV per share of ($0.97) or 5%. When comparing June 30, 2019 with March 31, 2019, there was an increase in total net assets of 3%, which was driven by an increase in the NAV per share of $0.63 or 3%. The closing prices per share for June 30, 2019 and 2018 and March 31, 2019, as reported by the NYSE Arca, were $20.13, $21.22, and $19.39, respectively. The change from June 30, 2019 over the same period last year was an 5% decrease, and a 4% increase from March 31, 2019.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to June 30, 2019 and serves to illustrate the relative changes of these components.

TAGS AUM Analysis
TAGS Shares Outstanding
TAGS AUM
TAGS NAV Per Share
Shares Outstanding (Thousands)
AUM (Million $) & NAV ($ per share)
350
300
250
200
150
100
50
0
60
50
40
30
20
10
0
3/30/2012
6/30/2012
9/30/2012
12/31/2012
3/31/2013
6/30/2013
9/30/2013
12/31/2013
3/31/2014
6/30/2014
9/30/2014
12/31/2014
3/31/2015
6/30/2015
9/30/2015
12/31/2015
3/31/2016
6/30/2016
9/30/2016
12/31/2016
3/31/2017
6/30/2017
9/30/2017
12/31/2017
3/31/2018
6/30/2018
9/30/2018
12/31/2018
3/31/2019
6/30/2019

Total income for the three-month period ended June 30, 2019 was $47,570 resulting from the realized loss on the securities of the Underlying Funds totaling ($58,112) and a gain generated by the unrealized appreciation on the securities of the Underlying Funds of $105,666. Total loss for the same period in 2018 was ($133,431). Total loss for the six-month period ended June 30, 2019 was ($12,985) resulting from the realized loss on the securities of the Underlying Funds totaling ($65,649) and a gain generated by the unrealized appreciation on the securities of the Underlying Funds of $52,630. Total loss for the same period in 2018 was ($129,987). Realized gain or loss on the securities of the Underlying Funds is a function of 1) the change in the price of particular contracts sold in relation to redemption of shares, and 2) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark. Unrealized gain or loss on the securities of the Underlying Funds is a function of the change in the price of shares held on the final date of the period versus the purchase price for each and the number held. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the three-month period ended June 30, 2019 were $7,876 and for the same period in 2018 were $12,096. This represents a ($4,220) or 35% decrease for 2019 over 2018. The decrease for 2019 was driven by decreases in all expense categories, specifically; 1) a ($3,253) or 57% decrease in professional fees related to auditing, legal and tax preparation fees; 2) a ($543) or 12% decrease in distribution and marketing fees; 3) a ($117) or 18% decrease in custodian fees and expenses; 4) a ($49) or 88% decrease in business permits and licenses fees; 5) a ($85) or 10% decrease in general and administrative and expenses; and 6) a (173) or 95% decrease in other expenses. The total expense ratio gross of expenses waived by the Sponsor were 2.15% in 2019 and 2.99% in 2018.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the six-month period ended June 30, 2019 were $30,178 and for the same period in 2018 were $30,725. This represents a ($547) or 2% decrease for 2019 over 2018. The decrease for 2019 over 2018 was driven by decreases in: 1) a ($1,333) or 20% decrease in professional fees related to auditing, legal and tax preparation fees; 2) a ($49) or 0% decrease in business permits and licenses fees; 3) a ($242) or 17% decrease in general and administrative and expenses; and 4) a (352) or 89% decrease in other expenses. These decreases were partially offset by increases in; 1) a $1,317 or 15% increase in distribution and marketing fees; and 2) a $112 or 9% increase in custodian fees and expenses. The total expense ratio gross of expenses waived by the Sponsor were 4.06% in 2019 and 4.47% in 2018.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the three-month period ended June 30, 2019 and 2018, the Sponsor waived fees of $7,181 and $10,086, respectively. For the six-month period ended June 30, 2019 and 2018, the Sponsor waived fees of $28,765 and $27,301, respectively. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for the three-month period ended June 30, 2019 and 2018 were $695 and $2,010, respectively. The total expense ratio net of expenses waived by the Sponsor periods was 0.19% in 2019 and 0.50% in 2018. Net investment loss, which includes the impact of expenses and interest income, was 0.19% in 2019 and 0.50% in 2018.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for the six-month period ended June 30, 2019 and 2018 were $1,413 and $3,424, respectively. The total expense ratio net of expenses waived by the Sponsor periods was 0.19% in 2019 and 0.50% in 2018. Net investment loss, which includes the impact of expenses and interest income, was 0.19% in 2019 and 0.50% in 2018.

Market Outlook

The Corn Market

Corn is currently the most widely produced livestock feed grain in the United States. The two largest demands for the United States’ corn crop are livestock feed and ethanol production. Corn is also processed into food and industrial products, including starch, sweeteners, corn oil, beverages and industrial alcohol. The United States Department of Agriculture (“USDA”) publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide corn production and consumption, and for other grains such as soybeans and wheat which can be used in some cases as a substitute for corn. These reports are available on the USDA’s website, www.usda.gov, at no charge. The outlook provided below is from the July 11, 2019 USDA report.

The United States is the world’s leading producer and exporter of corn. For the Crop Year 2019-20, the United States Department of Agriculture (“USDA”) estimates that the U.S. will produce approximately 32% of all the corn globally, of which about 15% will be exported. For 2019-2020, based on the July 11, 2019 USDA report, global consumption of 1,135 Million Metric Tons (MMT) is expected to be slightly higher than global production of 1,105 MMT. If the global supply of corn exceeds global demand, this may have an adverse impact on the price of corn. Besides the United States, other principal world corn exporters include Argentina, Brazil and the former Soviet Union nations known as the FSU-12 which includes the Ukraine. Major importer nations include Mexico, Japan, the European Union (EU), South Korea, Egypt and parts of Southeast Asia. China’s production at 254 MMT is approximately 9% less than its domestic usage.

According to the USDA, global corn consumption has increased by 583% from crop year 1960/1961 to 2019/2020 as demonstrated by the graph below and is projected to continue to grow in upcoming years. Consumption growth is the result of a combination of many factors including: 1) global population growth, which, according to the U.S. Census Department, is estimated to increase by approximately 77.3 million people in the 2019-20 time-frame and reach 9.5 billion by 2050; 2) a growing global middle class which is increasing the demand for protein and meat-based products globally and most significantly in developing countries; and 3) increased global use of bio-fuels which is generally driven by government policy. Based on USDA estimates as of July 11, 2019, for each person added to the population, there needs to be an additional 5.9 bushels of corn, 1.7 bushels of soybeans and 3.7 bushels of wheat produced.

While global consumption of corn has increased over the 1960/1961-2019/2020 period, so has production, driven by increases in acres planted and yield per acre. However, according to the USDA and United Nations, future growth in planted acres and yield may be inhibited by lower-productive land, and lack of infrastructure and transportation. In addition, agricultural crops such as corn are highly weather-dependent for yield and therefore susceptible to changing weather patterns. In addition, given the current production/consumption patterns, nearly 100% of all corn produced globally is consumed which leaves minimal excess inventory if production issues arise.

The price per bushel of corn in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to May 2019.

USDA Historical Price of Corn/Bushel by Month
United States
Jan 2007-May 2019
$8.00
$7.00
$6.00
$5.00
$4.00
$3.00
$2.00
Jan-07
Jul-07
Jan-08
Jul-08
Jan-09
Jul-09
Jan-10
Jul-10
Jan-11
Jul-11
Jan-12
Jul-12
Jan-13
Jul-13
Jan-14
Jul-14
Jan-15
Jul-15
Jan-16
Jul-16
Jan-17
Jul-17
Jan-18
Jul-18
Jan-19
Jul-19

On July 11, 2019, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2019-20. The exhibit below provides a summary of historical and current information for United States corn production.

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

If the futures market is in a state of backwardation (i.e., when the price of corn in the future is expected to be less than the current price), the Fund will buy later-to-expire contracts for a lower price than the sooner-to-expire contracts that it sells. Hypothetically, and assuming no changes to either prevailing corn prices or the price relationship between immediate delivery, soon-to-expire contracts and later-to-expire contracts, the value of a contract will rise as it approaches expiration. Over time, if backwardation remained constant, the differenceswould continue to increase. If the futures market is in contango, the Fund will buy later-to-expire contracts for a higher price than the sooner-to-expire contracts that it sells. Hypothetically, and assuming no other changes to either prevailing corn prices or the price relationship between the spot price, soon-to-expire contracts and later-to-expire contracts, the value of a contract will fall as it approaches expiration. Over time, if contango remained constant, the difference would continue to increase. Historically, the corn futures markets have experienced periods of both contango and backwardation. Frequently, whether contango or backwardation exists is a function, among other factors, of the seasonality of the corn market and the corn harvest cycle. All other things being equal, a situation involving prolonged periods of contango may adversely impact the returns of the Fund; conversely a situation involving prolonged periods of backwardation may positively impact the returns of the Fund.

Futures contracts may be either bought or sold long or short. The U.S Commodity Futures Trading Commission weekly releases the “Commitment of Traders” (COT) report, which depicts the open interest as well as long and short positions in the market. Market participants may use this report to gauge market sentiment.

The Soybean Market

Global soybean production is concentrated in the U.S., Brazil, Argentina and China. The United States Department of Agriculture (“USDA”) has estimated that, for the Crop Year 2019-20, the United States will produce approximately 105 MMT of soybeans or approximately 30% of estimated world production, with Brazil production at 123 MMT. Argentina is projected to produce about 53 MMT. For 2019-20, based on the July 11, 2019 USDA report, global consumption of 355 MMT is estimated slightly higher than global production of 347 MMT. If the global supply of soybeans exceeds global demand, this may have an adverse impact on the price of soybeans. The USDA publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide soybean production and consumption. These reports are available on the USDA’s website, www.usda.gov, at no charge. The outlook provided below is from the July 11, 2019 USDA report.

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

Futures contracts may be either bought or sold long or short. The U.S Commodity Futures Trading Commission weekly releases the “Commitment of Traders” (COT) report, which depicts the open interest as well as long and short positions in the market. Market participants may use this report to gauge market sentiment.

The price per bushel of soybeans in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to May 2019.

On July 11, 2019, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2019-20. The exhibit below provides a summary of historical and current information for United States soybean production.

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

The United States Department of Agriculture (“USDA”) publishes two major reports annually on U.S. domestic and worldwide sugar production and consumption. These are usually released in November and May. In addition, the USDA publishes periodic, but not as comprehensive, reports on sugar monthly. These reports are available on the USDA’s website, www.usda.gov, at no charge. The USDA’s May 2019 report forecasts global raw sugar production at 181 million metric tons, an increase of 2 million metric tons compared to the 2018/2019 production year. Brazil will be the largest producer of sugar totaling 32 million metric tons; India 30 million metric tons and Europe is expected to produce about 19 million metric tons. Global sugar consumption is forecast to increase for the 25th consecutive year due to increases in Egypt, India, Indonesia and Pakistan. The principal producers of sugar beets, as forecast by the USDA for 2019, include the European Union, the United States, and Russia.

If the futures market is in a state of backwardation (i.e., when the price of sugar in the future is expected to be less than the current price), the Fund will buy later-to-expire contracts for a lower price than the sooner-to-expire contracts that it sells. Hypothetically, and assuming no changes to either prevailing sugar prices or the price relationship between immediate delivery, soon-to-expire contracts and later-to-expire contracts, the value of a contract will rise as it approaches expiration. If the futures market is in contango, the Fund will buy later-to-expire contracts for a higher price than the sooner-to-expire contracts that it sells. Hypothetically, and assuming no other changes to either prevailing sugar prices or the price relationship between the spot price, soon-to-expire contractsand later-to-expire contracts, the value of a contract will fall as it approaches expiration. Historically, the sugar futures markets have experienced periods of both contango and backwardation. Frequently, whether contango or backwardation exists is a function, among other factors, of the seasonality of the sugar market and the sugar harvest cycle. All other things being equal, a situation involving prolonged periods of contango may adversely impact the returns of the Funds; conversely a situation involving prolonged periods of backwardation may positively impact the returns of the Funds.

Futures contracts may be either bought or sold long or short. The U.S Commodity Futures Trading Commission weekly releases the “Commitment of Traders” (COT) report, which depicts the open interest as well as long and short positions in the market. Market participants may use this report to gauge market sentiment.

The Wheat Market

Wheat is used to produce flour, the key ingredient for breads, pasta, crackers and many other food products, as well as several industrial products such as starches and adhesives. Wheat by-products are used in livestock feeds. Wheat is the principal food grain produced in the United States, and the United States’ output of wheat is typically exceeded only by that of China, the European Union, the former Soviet nations, known as the FSU-12, including the Ukraine, and India. The United States Department of Agriculture (“USDA”) estimates that for 2019-20, the principal global producers of wheat will be the EU, the former Soviet nations known as the FSU-12, China, India, the United States, Australia and Canada. The U.S. generates approximately 7% of the global production, with approximately 49% of that being exported. For 2019-20, based on the July 11, 2019 USDA report, global consumption of 760 MMT is estimated to be slightly lower than production of 771 MMT. If the global supply of wheat exceeds global demand, this may have an adverse impact on the price of wheat. The USDA publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide wheat production and consumption. These reports are available on the USDA’s website, www.usda.gov, at no charge. The outlook provided below is from the July 11, 2019 USDA report.

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

Futures contracts may be either bought or sold long or short. The U.S Commodity Futures Trading Commission weekly releases the “Commitment of Traders” (COT) report, which depicts the open interest as well as long and short positions in the market. Market participants may use this report to gauge market sentiment.

The price per bushel of wheat in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to February 2019.

On July 11, 2019, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2019-20. The exhibit below provides a summary of historical and current information for United States wheat production.

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

4.
Cash and cash equivalents are cash held at financial institutions in demand-deposit accounts or highly liquid investments with original maturity dates of three months or less at inception. The Funds report cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short-term maturities. The Funds have a substantial portion of assets on deposit with banks. Assets deposited with financial institutions may, at times, exceed federally insured limits.

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

9.
The Sponsor is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. The Fund pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, FINRA, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays its portion of the fees and expenses for services directly attributable to the Fund such as accounting, financial reporting, regulatory compliance and trading activities, which the Sponsor elected not to outsource. Certain aggregate expenses common to all Teucrium Funds within the Trust are allocated by the Sponsor to the respective Funds based on activity drivers deemed most appropriate by the Sponsor for such expenses, including but not limited to relative assets under management and creation order activity. These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Teucrium Funds, which are primarily the cost of performing certain accounting and financial reporting, regulatory compliance, and trading activities that aredirectly attributable to the Fund and are included, primarily, in distribution and marketing fees. In addition, the Funds, except for TAGS which has no such fee, are contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum.

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

Pursuant to authority in the CEA, the NFA has been formed and registered with the CFTC as a registered futures association. At the present time, the NFA is the only self-regulatory organization for commodity interest professionals, other than futures exchanges. The CFTC has delegated to the NFA responsibility for the registration of CPOs and FCMs and their respective associated persons. The Sponsor and the Fund’s clearing broker are members of the NFA. As such, they will be subject to NFA standards relating to fair trade practices, financial condition and consumer protection. The NFA also arbitrates disputes between members and their customers and conducts registration and fitness screening of applicants for membership and audits of its existing members. Neither the Trust nor the Funds are required to become a member of the NFA. The regulation of commodity interest transactions in the United States is a rapidly changing area of law and is subject to ongoing modification bygovernmental and judicial action. As noted above, considerable regulatory attention has been focused on non-traditional investment pools that are publicly distributed in the United States. There is a possibility of future regulatory changes within the United States altering, perhaps to a material extent, the nature of an investment in the Funds, or the ability of a Fund to continue to implement its investment strategy.

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

Management believes that as of June 30, 2019, it had fulfilled in a timely manner all Dodd-Frank or other regulatory requirements to which it is subject.

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

Position Limits, Aggregation Limits, Price Fluctuation Limits

On December 16, 2016, the CFTC issued a final rule to amend part 150 of the CFTC’s regulations with respect to the policy for aggregation under the CFTC’s position limits regime for futures and option contracts on nine agricultural commodities (“the Aggregation Requirements”). This final rule addressed the circumstances under which market participants would be required to aggregate all their positions, for purposes of the position limits, of all positions in Reference Contracts of the 9 agricultural commodities held by a single entity and its affiliates, regardless of whether such positions exist on US futures exchanges, non- US futures exchanges, or in over-the-counter swaps. An affiliate of a market participant is defined as two or more persons acting pursuant to an express or implied agreement or understanding. The Aggregation Requirements became effective on February 14, 2017. On August 10, 2017, the CFTC issued aNo- Action Relief Letter No. 17-37 to clarify several provisions under Regulation 150.4, regarding position aggregation filing requirements of market participants. The Sponsor does not anticipate that this order will have an impact on the ability of a Fund to meet its respective investment objectives.

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

Off Balance Sheet Financing

As of June 30, 2019, neither the Trust nor any of the Funds has any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Funds. While the exposure of each Fund under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial positions of each Fund.

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

During the period from January 1, 2018 through June 30, 2019 the average daily change in the NAV of each Fund was within plus/minus 10 percent of the average daily change in the Benchmark of each Fund, as stated in the applicable prospectus for each Fund.

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

For the period from August 2, 2012 through April 10, 2018, TAGS had 50,002 shares outstanding; this represents the minimum number of shares and, thus, no shares could be redeemed until additional shares have been created. This has generated a situation, at times, in which the spread between the bid/ask midpoint at 4pm and the NAV falls outside of the “1 to 49” or “-1 to -49” range. The situation does not affect the actual NAV of the Fund. Effective September 4, 2018, the Sponsor has determined to change the number of Shares required for a Creation Basket or Redemption Basket from 25,000 shares of the Fund to 12,500 shares. The Fund as of June 30, 2019 has 75,002 shares outstanding.

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

The tables below present a quantitative analysis of hypothetical impact of price decreases and increases in each of the commodity futures contracts held by each of the Funds, or the Underlying Funds in the case of TAGS, on the actual holdings and NAV per share as of June 30, 2019. For purposes of this analysis, all futures contracts held by the Funds and the Underlying Funds are assumed to change by the same percentage. In addition, the cash held by the Funds and any management fees paid to the Sponsor are assumed to remain constant and not impact the NAV per share. There may be very slight and immaterial differences, due to rounding, in the tables presented below.

CORN:

	June 30, 2019 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of June 30, 2019	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Corn Futures SEP19	1,561	$4.2475	$33,151,738	$29,836,564	$28,178,977	$26,521,390	$36,466,911	$38,124,498	$39,782,085
CBOT Corn Futures DEC19	1,318	$4.3150	$28,435,850	$25,592,265	$24,170,473	$22,748,680	$31,279,435	$32,701,228	$34,123,020
CBOT Corn Futures DEC20	1,675	$4.1575	$34,819,062	$31,337,156	$29,596,203	$27,855,250	$38,300,968	$40,041,921	$41,782,874
Total CBOT Corn Futures			$96,406,650	$86,765,985	$81,945,653	$77,125,320	$106,047,314	$110,867,647	$115,687,979

Shares outstanding			5,875,004	5,875,004	5,875,004	5,875,004	5,875,004	5,875,004	5,875,004

Net Asset Value per Share attributable directly to CBOT Corn Futures			$16.41	$14.77	$13.95	$13.13	$18.05	$18.87	$19.69
Total Net Asset Value per Share as reported			$16.40
Change in the Net Asset Value per Share				$(1.64)	$(2.46)	$(3.28)	$1.64	$2.46	$3.28

Percent Change in the Net Asset Value per Share				-10.00%	-15.01%	-20.01%	10.00%	15.01%	20.01%

SOYB:

	June 30, 2019 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of June 30, 2019	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Soybean Futures NOV19	250	$9.2300	$11,537,500	$10,383,750	$9,806,875	$9,230,000	$12,691,250	$13,268,125	$13,845,000
CBOT Soybean Futures JAN20	212	$9.3450	$9,905,700	$8,915,130	$8,419,845	$7,924,560	$10,896,270	$11,391,555	$11,886,840
CBOT Soybean Futures NOV20	244	$9.5150	$11,608,300	$10,447,470	$9,867,055	$9,286,640	$12,769,130	$13,349,545	$13,929,960
Total CBOT Soybean Futures			$33,051,500	$29,746,350	$28,093,775	$26,441,200	$36,356,650	$38,009,225	$39,661,800

Shares outstanding			2,100,004	2,100,004	2,100,004	2,100,004	2,100,004	2,100,004	2,100,004

Net Asset Value per Share attributable directly to CBOT Soybean Futures			$15.74	$14.16	$13.38	$12.59	$17.31	$18.10	$18.89
Total Net Asset Value per Share as reported			$15.72
Change in the Net Asset Value per Share				$(1.57)	$(2.36)	$(3.15)	$1.57	$2.36	$3.15

Percent Change in the Net Asset Value per Share				-10.01%	-15.01%	-20.02%	10.01%	15.01%	20.02%

CANE:

	June 30, 2019 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of June 30, 2019	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
ICE #11 Sugar Futures MAR20	228	$0.1355	$3,460,128	$3,114,115	$2,941,109	$2,768,102	$3,806,141	$3,979,147	$4,152,154
ICE #11 Sugar Futures MAY20	195	$0.1363	$2,976,792	$2,679,113	$2,530,273	$2,381,434	$3,274,471	$3,423,311	$3,572,150
ICE #11 Sugar Futures MAR21	219	$0.1424	$3,492,787	$3,143,508	$2,968,869	$2,794,230	$3,842,066	$4,016,705	$4,191,345
Total ICE #11 Sugar Futures			$9,929,707	$8,936,736	$8,440,251	$7,943,766	$10,922,678	$11,419,163	$11,915,649

Shares outstanding			1,400,004	1,400,004	1,400,004	1,400,004	1,400,004	1,400,004	1,400,004

Net Asset Value per Share attributable directly to ICE #11 Sugar Futures			$7.09	$6.38	$6.03	$5.67	$7.80	$8.16	$8.51
Total Net Asset Value per Share as reported			$7.10
Change in the Net Asset Value per Share				$(0.71)	$(1.06)	$(1.42)	$0.71	$1.06	$1.42

Percent Change in the Net Asset Value per Share				-9.99%	-14.99%	-19.99%	9.99%	14.99%	19.99%

WEAT:

	June 30, 2019 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of June 30, 2019	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Wheat Futures SEP19	776	$5.2725	$20,457,300	$18,411,570	$17,388,705	$16,365,840	$22,503,030	$23,525,895	$24,548,760
CBOT Wheat Futures DEC19	653	$5.3850	$17,582,025	$15,823,823	$14,944,721	$14,065,620	$19,340,228	$20,219,329	$21,098,430
CBOT Wheat Futures DEC20	733	$5.6350	$20,652,275	$18,587,048	$17,554,434	$16,521,820	$22,717,503	$23,750,116	$24,782,730
Total CBOT Wheat Futures			$58,691,600	$52,822,441	$49,887,860	$46,953,280	$64,560,761	$67,495,340	$70,429,920

Shares outstanding			10,200,004	10,200,004	10,200,004	10,200,004	10,200,004	10,200,004	10,200,004

Net Asset Value per Share attributable directly to CBOT Wheat Futures			$5.75	$5.18	$4.89	$4.60	$6.33	$6.62	$6.90
Total Net Asset Value per Share as reported			$5.75
Change in the Net Asset Value per Share				$(0.58)	$(0.86)	$(1.15)	$0.58	$0.86	$1.15

Percent Change in the Net Asset Value per Share				-10.01%	-15.01%	-20.01%	10.01%	15.01%	20.01%

TAGS:

	June 30, 2019 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of June 30, 2019	Number of Shares Held	Closing NAV	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value
Teucrium Corn Fund	22,658	$16.4000	$371,682	$334,514	$315,930	$297,345	$408,850	$427,434	$446,018
Teucrium Soybean Fund	24,181	$15.7200	$380,232	$342,209	$323,197	$304,185	$418,255	$437,266	$456,278
Teucrium Sugar Fund	53,124	$7.1000	$376,978	$339,281	$320,432	$301,583	$414,676	$433,525	$452,374
Teucrium Wheat Fund	66,037	$5.7500	$380,036	$342,033	$323,031	$304,029	$418,040	$437,042	$456,044
Total value of shares of the Underlying Funds			$1,508,928	$1,358,037	$1,282,590	$1,207,142	$1,659,821	$1,735,267	$1,810,714

Shares outstanding			75,002	75,002	75,002	75,002	75,002	75,002	75,002

Net Asset Value per Share attributable directly to shares of the Underlying Funds			$20.12	$18.11	$17.10	$16.09	$22.13	$23.14	$24.14
Total Net Asset Value per Share as reported			$20.14
Change in the Net Asset Value per Share				$(2.01)	$(3.02)	$(4.02)	$2.01	$3.02	$4.02

Percent Change in the Net Asset Value per Share				-9.99%	-14.98%	-19.98%	9.99%	14.98%	19.98%

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

Failures or breaches of the electronic systems of the Funds, the Sponsor, the Custodian or mutual funds or other financial institutions in which the Funds invest, or the Funds’ other service providers, market makers, Authorized Purchasers, NYSE Arca, exchanges on which Futures Contracts or Other Commodity Interests are traded or cleared, or counterparties have the ability to cause disruptions and negatively impact the Funds’ business operations, potentially resulting in financial losses to a Fund and its shareholders. Such failures or breaches may include intentional cyber-attacks that may result in an unauthorized party gaining access to electronic systems in order to misappropriate a Fund's assets or sensitive information. While the Funds have established business continuity plans and risk management systems seeking to address system breaches or failures, there are inherent limitations in such plans and systems. Furthermore, the Funds cannot control the cyber security plans and systems of the Custodian or mutual funds or other financial institutions in which the Funds invest, or the Funds’ other service providers, market makers, Authorized Purchasers, NYSE Arca, exchanges on which Futures Contracts or Other Commodity Interests are traded or cleared, or counterparties.

The Trust may, in its discretion, suspend the right to redeem Shares of a Fund or postpone the redemption settlement date: (1) for any period during which an applicable exchange is closed other than customary weekend or holiday closing, or trading is suspended or restricted; (2) for any period during which an emergency exists as a result of which delivery, disposal or evaluation of a Fund’s assets is not reasonably practicable; (3) for such other period as the Sponsor determines to be necessary for the protection of Shareholders; (4) if there is a possibility that any or all of the Benchmark Component Futures Contracts of a Fund on the specific exchange where the Fund is traded and from which the NAV of the Fund is calculated will be priced at a daily price limit restriction; or (5) if, in the sole discretion of the Sponsor, the execution of such an order would notbe in the best interest of a Fund or its Shareholders. In addition, the Trust will reject a redemption order if the order is not in proper form as described in the agreement with the Authorized Purchaser or if the fulfillment of the order, in the opinion of its counsel, might be unlawful. Any such postponement, suspension or rejection could adversely affect a redeeming Shareholder. For example, the resulting delay may adversely affect the value of the Shareholder’s redemption proceeds if the NAV of a Fund declines during the period of delay. The Trust Agreement provides that the Sponsor and its designees will not be liable for any loss or damage that may result from any such suspension or postponement. A minimum number of baskets and associated Shares are specified for each Fund in its prospectus and in Part I, Item 1 of this document. Once that minimum number of Shares outstanding is reached, there can be no further redemptions until there has been a Creation Basket.

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

When constructing a diversified portfolio, investors often look for asset classes and individual securities that will enhance the risk adjusted returns of their portfolios. During the security selection process investors typically consider the security’s risk profile as well as its correlation to other portfolio holdings. Commodities are often included in a diversified portfolio due to their low correlation to traditional asset classes such as stocks and bonds. However, it must be noted that portfolio diversification does not eliminate the risk of loss associated with investing. Historical returns and correlations are not guaranteed in the future. It’s important to note that past performance is not indicative of future results and that investments cannot be made directly into indexes which are often used to display correlation results.

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

The Performance of Each Fund May Not Correlate with the Applicable Benchmark

If a Fund is required to sell short-term Treasury Securities or cash equivalents at a price lower than the price at which they were acquired, the Fund will experience a loss. This loss may adversely impact the price of the Shares and may decrease the correlation between the price of the Shares, the Benchmark, and the spot price of the specific commodity interest or thecommodity interests of the Underlying Funds in the case of TAGS. The value of short-term Treasury Securities and other debt securities generally moves inversely with movements in interest rates. The prices of longer maturity securities are subject to greater market fluctuations as a result of changes in interest rates. While the short-term nature of a Fund’s investments in short-term Treasury Securities and cash equivalents should minimize the interest rate risk to which the Fund is subject, it is possible that the short-term Treasury Securities and cash equivalents held by the Fund will decline in value.

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

While it is not the current intention of the Funds to take physical delivery of any Commodity under its Commodity Interests, Commodity Futures Contracts are traditionally physically deliverable contracts, and, unless a position was traded out of, it is possible to take or make delivery under these and some Other Commodity Interests. Storage costs associated with purchasing the specific commodity could result in costs and other liabilities that could impact the value of the Commodity Futures Contracts or certain Other Commodity Interests. Storage costs include the time value of money invested in the physical commodity plus the actual costs of storing the commodity less any benefits from ownership that are not obtained by the holder of a futures contract. In general, Commodity Futures Contracts have a one-month delay for contract delivery and the pricing of back month contracts (the back month is any future delivery month other than the spot month) includes storage costs. To the extent that these storage costs change for the commodity while a Fund holds the Commodity Interests, the value of the Commodity Interests, and therefore the Fund’s NAV, may change as well.

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

The changing nature of the participants in the commodity specific market will influence whether futures prices are above or below the expected future spot price. Producers of the specific commodity will typically seek to hedge against falling commodity prices by selling Commodity Futures Contracts. Therefore, if commodity producers become the predominant hedgers in thefutures market, prices of Commodity Futures Contracts will typically be below expected future spot prices. Conversely, if the predominant hedgers in the futures market are the purchasers of the commodity, who purchase Commodity Futures Contracts to hedge against a rise in prices, prices of the Commodity Futures Contracts will likely be higher than expected future spot prices. This can have significant implications for a Fund when it is time to sell a Commodity Futures Contract that is no longer a BenchmarkComponent Futures Contract and purchase a new Commodity Futures Contract or to sell a Commodity Futures Contract to meet redemption requests. A Fund may invest in Other Commodity Interests. To the extent that these Other Commodity Interests are contracts individually negotiated between their parties, they may not be as liquid as Commodity Futures Contracts and will expose the Fund to credit risk that its counterparty may not be able to satisfy its obligations to the Fund.

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

There is Credit Risk Associated with the Operation of the Funds, Service Providers and Counterparties Which May Cause an Investment Loss

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

A portion of the Fund’s assets may be used to trade over-the-counter Commodity Interests, such as forward contracts or swaps. Over-the-counter contracts are typically traded on a principal-to-principal cleared and non-cleared basis through dealer markets that are dominated by major money center and investment banks and other institutions and that prior to the passage of the Dodd-Frank Act had been essentially unregulatedby the CFTC, although this is an area of pending, substantial regulatory change. The markets for over-the-counter contracts will continue to rely upon the integrity of market participants in lieu of the additional regulation imposed by the CFTC on participants in the futures markets. The forward markets have been largely unregulated, except for anti-manipulation and anti-fraud prohibitions, forward contracts have been executed bi-laterally and, in general historically, forward contracts were not cleared or guaranteed by a third party. On November 16, 2012, the Secretary of the Treasury issued a final determination that exempts both foreign exchange swaps and foreign exchange forwards from the definition of “swap” and, by extension, additional regulatory requirements (such as clearing and margin). The final determination does not extend to other FX derivatives, such as FX options, certain currency swaps, and non-deliverable forwards. While the Dodd-Frank Act and certain regulations adopted thereunder are intended to provide additional protections to participants in the over-the-counter market, the lack of regulation in these markets could expose the Fund in certain circumstances to significant losses in the event of trading abuses or financial failure by participants. While increased regulation of over-the-counter Commodity Interests is likely to result from changes that are required to be effectuated by the Dodd-Frank Act, there is no guarantee that such increased regulation will be effective to reduce these risks.

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

The price movements for corn are influenced by, among other things, weather conditions, crop disease, transportation difficulties, various planting, growing and harvesting problems, governmental policies, changing demand, and seasonal fluctuations in supply. More generally, commodity prices may be influenced byeconomic and monetary events such as changes in interest rates, changes in balances of payments and trade, U.S. and international inflation rates, currency valuations and devaluations, U.S. and international economic events, and changes in the philosophies and emotions of market participants. Because the Fund invests primarily in interests in a single commodity, it is not a diversified investment vehicle, and therefore may be subject to greater volatility than a diversified portfolio of stocks or bonds or a more diversified commodity pool.

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

Corn production is subject to United States federal, state, and local policies and regulations that materially affect operations. Governmental policies affecting the agricultural industry, such as taxes, tariffs, duties, subsidies, incentives, acreage control, and import and export restrictions on agricultural commodities and commodity products, can influence the planting of certain crops, the location and size of crop production, the volume and types of imports and exports, the availabilityand competitiveness of feedstocks as raw materials, and industry profitability. Additionally, corn production is affected by laws and regulations relating to, but not limited to, the sourcing, transporting, storing, and processing of agricultural raw materials as well as the transporting, storing and distributing of related agricultural products. U.S. corn producers also must comply with various environmental laws and regulations, such as those regulating the use of certain pesticides, and local laws that regulate the production of genetically modified crops. In addition, international trade disputes can adversely affect agricultural commodity trade flows by limiting or disrupting trade between countries or regions.

Seasonal fluctuations in the price of corn may cause risk to an investor because of the possibility that Share prices will be depressed because of the corn harvest cycle. In the United States, the corn market is normally at its weakest point, and corn prices are lowest, shortly before and duringthe harvest (between September and November), due to the high supply of corn in the market. Conversely, corn prices are generally highest during the winter and spring (between December and May), when farmer owned corn has largely been sold and used. Seasonal corn market peaks generally occur after planting is complete in May or June, and again as harvest begins around August. These normal market conditions are, however, often influenced by weather patterns, and domestic and global economic conditions, among other factors, and any specific year may not necessarily follow the traditional seasonal fluctuations described above. In the futures market, these seasonal fluctuations are typically reflected in contracts expiring in the relevant season (e.g., contracts expiring during the harvest season are typically priced lower than contracts expiring in the winter and spring). Thus, seasonal fluctuations could result in an investor incurring losses upon the sale of Fund Shares, particularly if the investor needs to sell Shares when the Benchmark Component Futures Contracts are, in whole or part, Corn Futures Contracts expiring in the fall.

The CFTC and U.S. designated contract markets such as the CBOT have established position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by the Fund is not) may hold, own or control. For example, the current position limit for aggregateinvestments at any one time in U.S. exchange traded Corn Futures Contracts, non-U.S. exchange Corn Futures Contracts, and over-the-counter corn swaps are 600 spot month contracts, 33,000 contracts expiring in any other non-spot single month, or 33,000 cumulative totals for all non-spot months. These position limits are fixed ceilings that the Fund would not be able to exceed without specific CFTC authorization.

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

The price and availability of soybeans is influenced by economic and industry conditions, including but not limited to supply and demand factors such as: crop disease, weed control, water availability, various planting, growing, or harvesting problems. Severe weather conditions such as drought, floods, heavy rains, frost, uncontrolled fires, (including arson), or natural disasters that are difficult to anticipate and which cannot be controlled. Additionally, demand for soybeans is affected by changes in international, national, regional and local economic conditions, challenges in doing business with foreign companies, legal and regulatory restrictions, transportation costs, interruptions in energy supply, currency exchange rate fluctuations, political and economic instability as well as demographic trends. The increased production of soybean crops in South America and the rising demand for soybeans in emerging nations such as China and India have increased competition in the soybean market.

The supply of soybeans could be reduced by the spread of soybean rust. Soybean rust is a wind-borne fungal disease that attacks soybeans. Although soybean rust can be killed with chemicals, chemical treatment increases production costs for farmers.

Soybean production is subject to United States and foreign policies and regulations that materially affect operations. Governmental policies affecting the agricultural industry, such as taxes, tariffs, duties, subsidies, incentives, acreage control, and import and export restrictions on agricultural commodities and commodity products, can influence the planting of certain crops, the location and size of crop production, the volume and types of imports and exports, and industry profitability. Additionally, soybean production is affected by laws and regulations relating to, but not limited to, the sourcing, transporting, storing and processing of agricultural raw materials as well as the transporting, storing and distributing of related agricultural products. Soybean producers also mayneed to comply with various environmental laws and regulations, such as those regulating the use of certain pesticides. In addition, international trade disputes can adversely affect agricultural commodity trade flows by limiting or disrupting trade between countries or regions.

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

The CFTC and U.S. designated contract markets have established position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by the Fund is not) may hold, own or control. For example, the current position limit for aggregate investmentsat any one time in U.S. exchange traded Soybean Futures Contracts, non--U.S. exchange Soybean Futures Contracts, and over-the-counter soybean swaps are 600 spot month contracts, 15,000 contracts expiring in any other single non--spot month, or 15,000 cumulative totals for all non-spot months. These position limits are fixed ceilings that the Fund would not be able to exceed without specific CFTC authorization.

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

The global price and availability of sugar is influenced by economic and industry conditions, including but not limited to supply and demand factors such as: crop disease, weed control, water availability, various planting, growing, or harvesting problems. severe weather conditions such as drought, floods, or frost that are difficult to anticipate and which cannot be controlled, uncontrolled fires, including arson. Additionally, demand for sugar is affected by changes in consumer tastes, national, regional and local economic conditions, challenges in doing business with foreign companies legal and regulatory restrictions, fluctuation of shipping rates, currency exchange rate fluctuations, political and economic instability as well as demographic trends. Global demand for sugar to produce ethanol has also been a significant factor affecting the price of sugar. rising affluence of emerging nations such as China and India have created demand for sugar. An influx of peoplein developing countries moving from rural to urban areas may create more disposable income to be spent on sugar products and might also reduce sugar production in rural areas on account of worker shortages, all of which would result in upward pressure on sugar prices. On the other hand, public health concerns regarding obesity, heart disease and diabetes, particularly in developed countries, may reduce demand for sugar. Due to the length of time it takes to grow sugarcane and sugar beets and the cost of new facilities for processing these crops, it may not be possible to increase supply quickly or in a cost-effective manner, in order to meet an increase in demand for sugar.

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

The price and availability of wheat is influenced by economic and industry conditions, including but not limited to supply and demand factors such as: crop disease, weed control, water availability, various planting, growing, harvesting problems, severe weather conditions such as drought, floods, or frost that are difficult to anticipate and which cannot be controlled. Demand for food products made from wheat flour is affected by changes in consumer tastes, national, regional and local economic conditions, and demographic trends. More specifically, demand for such food products in the United States is relatively unaffected by changes in wheat prices or disposable income but is closely tied to tastes and preferences. For example, in recent years the increase in the popularity of low carbohydrate diets caused the consumption of wheat flour to decrease rapidly before rebounding. Export demand for wheat fluctuates yearly, based largely on crop yields in the importing countries.

Wheat production is subject to United States federal, state and local policies and regulations that materially affect operations. Governmental policies affecting the agricultural industry, such as taxes, tariffs, duties, subsidies, incentives, acreage control, and import and export restrictions on agricultural commodities and commodity products, can influence the planting of certain crops, the location and size of crop production,the volume and types of imports and exports, the availability and competitiveness of feedstocks as raw materials, and industry profitability. Additionally, wheat production is affected by laws and regulations relating to, but not limited to, the sourcing, transporting, storing and processing of agricultural raw materials as well as the transporting, storing and distributing of related agricultural products. U.S. wheat producers also must comply with various environmental laws and regulations, such as those regulating the use of certain pesticides, and local laws that regulate the production of genetically modified crops. In addition, international trade disputes can adversely affect agricultural commodity trade flows by limiting or disrupting trade between countries or regions.

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

The original registration statement on Form S-1 registering 30,000,000 common units, or “Shares,” of the Teucrium Corn Fund (File No. 333-162033) was declared effective on June 7, 2010. A second registration statement on Form S-1 (File No. 333-187463) which replaced the original registration statement was declared effective on April 30, 2013, a third registration statement on Form S-1 (File No. 333-210010) which replaced thesecond registration statement was declared effective on April 29, 2016, and a fourth registration statement on Form S-1 (File No. 333-230626) which replaced the third registration statement was declared effective on April 29, 2019. From June 9, 2010 (the commencement of operations) through June 30, 2019, 19,675,000 Shares of the Fund were sold at an aggregate offering price of $548,652,362. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund from June 9, 2010 (the commencement of operations) through June 30, 2019 in an amount equal to $913,310, resulting in net offering proceeds of $547,739,052. The offering proceeds were invested in corn futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The original registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of Teucrium Soybean Fund (File No. 333-167590) was declared effective on June 13, 2011. A second registration statement on Form S-1 (File No. 333-196210) which replaced the original registration statement was declared effective on June 30, 2014. A third registration statement on Form S-1 (File No. 333-223940) which registered a total of 11,650,000 shares was declared effective on April 30, 2018. From September 19, 2011 (the commencement of the offering) through June 30, 2019, 5,275,000 Shares of the Fund were sold at an aggregate offering price of $99,653,826. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through June 30, 2019 in an amount equal to $131,600, resulting in net offering proceeds of $99,522,226. The offering proceeds were invested in soybean futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The original registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of Teucrium Sugar Fund (File No. 333-167585) was declared effective on June 13, 2011. A second registration statement on Form S-1 (File No. 333-196211) which replaced the original registration statement was declared effective on June 30, 2014. A third registration statement on Form S-1 (File No. 333-223941) which registered a total of 12,500,000 shares was declared effective on April 30, 2018. From September 19, 2011 (the commencement of the offering) through June 30, 2019, 4,775,000 Shares of the Fund were sold at an aggregate offering price of $47,213,858. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through June 30, 2019 in an amount equal to $63,636, resulting in net offering proceeds of $47,150,221. The offering proceeds were invested in sugar futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The original registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of Teucrium Wheat Fund (File No. 333-167591) was declared effective on June 13, 2011. A second registration statement on Form S-1 (File No. 333-196209) which replaced the original registration statement was declared effective on June 30, 2014. A third registration statement on Form S-1 (File No. 333-212481) which registered a total of 25,350,000 shares was declared effective on July 15, 2016. A fourth registration statement on Form S-1 (File No. 333-230623) which registered a total of 43,575,000 shares was declared effective on April 29, 2019. From September 19, 2011 (the commencement of the offering) through June 30, 2019, 20,675,000 Shares of the Fund were sold at an aggregate offering price of $179,112,960. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through June 30, 2019 in an amount equal to $299,473, resulting in net offering proceeds of $178,813,487. The offering proceeds were invested in wheat futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The original registration statement on Form S-1 registering 5,000,000 common units, or “Shares,” of Teucrium Agricultural Fund (File No. 333-173691) was declared effective on February 10, 2012. A second registration statement on Form S-1 (File No. 333-201953) which replaced the original registration statement was declared effective on April 30, 2015. A third registration statement on Form S-1 (File No. 333-223943) which replaced the second registration statement was declared effective on April 30, 2018. From March 28, 2012 (the commencement of the offering) through June 30, 2019, 375,000 Shares of the Fund were sold at an aggregate offering price of $18,285,685. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through June 30, 2019 in an amount equal to $10,606, resulting in net offering proceeds of $18,275,079. The offering proceeds were invested in Shares of the Underlying Funds and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Issuer Purchases of CORN Shares:
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, to April 30, 2019	-	-	N/A	N/A
May 1 to May 31, 2019	50,000	$14.84	N/A	N/A
June 1 to June 30, 2019	-	-	N/A	N/A
Total	50,000	$14.84

Issuer Purchases of CANE Shares:
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, to April 30, 2019	-	-	N/A	N/A
May 1 to May 31, 2019	250,000	$6.93	N/A	N/A
June 1 to June 30, 2019	-	-	N/A	N/A
Total	250,000	$6.93

Issuer Purchases of WEAT Shares:
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, to April 30, 2019	100,000	$5.29	N/A	N/A
May 1 to May 31, 2019	325,000	$5.43	N/A	N/A
June 1 to June 30, 2019	350,000	$5.85	N/A	N/A
Total	775,000	$5.60

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

Date August 9, 2019

Teucrium Commodity Trust (Registrant)

By:	Teucrium Trading, LLC
its Sponsor

By:	/s/ Sal Gilbertie
Name:	Sal Gilbertie
Chief Executive Officer

Date: August 9, 2019