Form 10-Q
period 2019-09-30
Teucrium Commodity Trust
filed 2019-11-08
CIK 1471824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2019.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to ..

Commission File Number: 001-34765

Teucrium Commodity Trust
(Exact name of registrant as specified in its charter)

Delaware	27-0724963
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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
☐   Yes ☒   No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Total Number of Outstanding Shares as of November 6, 2019
Teucrium Corn Fund	5,550,004
Teucrium Sugar Fund	1,575,004
Teucrium Soybean Fund	1,800,004
Teucrium Wheat Fund	9,000,004
Teucrium Agricultural Fund	75,002

TEUCRIUM COMMODITY TRUST

Part I. FINANCIAL INFORMATION
 Item 1. Financial Statements.

TEUCRIUM COMMODITY TRUST
 COMBINED STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets
Cash and cash equivalents	$174,022,266	$159,250,322
Interest receivable	575	113
Other assets	86,893	24,455
Equity in trading accounts:
Commodity futures contracts	3,208,610	569,742
Due from broker	6,458,214	10,972,275
Total equity in trading accounts	9,666,824	11,542,017
Total assets	$183,776,558	$170,816,907

Liabilities
Management fee payable to Sponsor	143,251	135,263
Payable for purchases of commercial paper	-	14,951,548
Other liabilities	169,512	109,342
Equity in trading accounts:
Commodity futures contracts	3,973,832	5,369,594
Total liabilities	$4,286,595	$20,565,747

Net Assets	$179,489,963	$150,251,160

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST
 COMBINED SCHEDULE OF INVESTMENTS
September 30, 2019

(Unaudited)
Description: Assets	Fair Value	Percentage of Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio (cost $4,120)	$4,120	0.00%	4,120

			Principal Amount
U.S. Treasury Obligations
U.S. Treasury Bills 1.89% (cost: $8,211,068 due 10/22/2019) (a)(b)	$8,214,052	4.58%	8,223,000

Commercial Paper
Broadcom 2.36%, 10/17/2019 (cost: $19,957,424)	$19,979,200	11.13%	20,000,000
General Motors 2.32%, 10/18/2019 (cost: $9,977,000)	9,989,138	5.57	10,000,000
Jabil Inc. 2.40%, 10/24/2019 (cost: $2,491,571)	2,496,199	1.39	2,500,000
Jabil Inc. 2.43%, 11/26/2019 (cost: $12,429,709)	12,453,139	6.94	12,500,000
Jabil Inc. 2.43%, 11/29/2019 (cost: $4,970,878)	4,980,252	2.77	5,000,000
Newell Brands Inc. 2.35%, 10/07/2019 (cost: $19,974,921)	19,992,233	11.14	20,000,000
WGL Holdings, Inc. 2.52%, 10/11/2019 (cost: $12,479,167)	12,491,320	6.96	12,500,000
Total Commercial Paper (cost: $82,280,670)	$82,381,481	45.90%
Total Cash Equivalents	$90,599,653	50.48%
			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States corn futures contracts
CBOT corn futures MAY20 (1,356 contracts)	$1,313,485	0.73%	$27,475,950

United States soybean futures contracts
CBOT soybean futures JAN20 (213 contracts)	635,073	0.35	9,792,675
CBOT soybean futures MAR20 (180 contracts)	77,940	0.04	8,370,000
CBOT soybean futures NOV20 (204 contracts)	91,475	0.05	9,733,350

United States sugar futures contracts
ICE sugar futures JUL20 (212 contracts)	5,676	0.00	3,051,104

United States wheat futures contracts
CBOT wheat futures MAY20 (598 contracts)	483,434	0.27	15,166,775
CBOT wheat futures DEC20 (665 contracts)	601,527	0.34	17,614,188
Total commodity futures contracts	$3,208,610	1.78%	$91,204,042

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT corn futures MAR20 (1,613 contracts)	$2,624,148	1.46%	$32,219,675
CBOT corn futures DEC20 (1,532 contracts)	276,793	0.15	31,271,950

United States sugar futures contracts
ICE sugar futures MAY20 (249 contracts)	180,041	0.10	3,555,720
ICE sugar futures MAR21 (234 contracts)	237,895	0.13	3,543,322

United States wheat futures contracts
CBOT wheat futures MAR20 (704 contracts)	654,955	0.36	17,688,000
Total commodity futures contracts	$3,973,832	2.20%	$88,278,667

Exchange-traded funds*			Shares
Teucrium Corn Fund	$356,364	0.20%	23,408
Teucrium Soybean Fund	349,422	0.19	22,531
Teucrium Sugar Fund	353,195	0.20	53,124
Teucrium Wheat Fund	363,578	0.20	68,437
Total exchange-traded funds (cost $1,934,680)	$1,422,559	0.79%

*The Trust eliminates the shares owned by the Teucrium Agricultural Fund from its combined statements of assets and liabilities due to the fact that these represent holdings of the Underlying Funds owned by the Teucrium Agricultural Fund, which are included as shares outstanding of the Underlying Funds.
(a) Discount yield at the time of purchase inclusive of collateral fees.
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

TEUCRIUM COMMODITY TRUST
COMBINED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized loss on commodity futures contracts	$(3,640,771)	$(12,210,874)	$(15,961,816)	$(5,518,367)
Net change in unrealized (depreciation) appreciation on commodity futures contracts	(8,566,065)	6,804,734	4,034,630	(449,117)
Interest income	1,140,175	995,171	3,227,990	2,514,842
Total loss	(11,066,661)	(4,410,969)	(8,699,196)	(3,452,642)

Expenses
Management fees	463,045	453,301	1,242,392	1,269,139
Professional fees	241,424	421,519	876,660	1,123,516
Distribution and marketing fees	708,227	854,026	2,005,420	2,416,995
Custodian fees and expenses	102,650	103,629	276,070	287,652
Business permits and licenses fees	25,330	17,425	79,636	105,151
General and administrative expenses	68,651	72,069	214,077	229,953
Brokerage commissions	-	56,262	41,273	144,986
Other expenses	8,503	33,511	24,064	99,650
Total expenses	1,617,830	2,011,742	4,759,592	5,677,042

Expenses waived by the Sponsor	(51,196)	(319,431)	(283,839)	(961,565)

Total expenses, net	1,566,634	1,692,311	4,475,753	4,715,477

Net loss	$(12,633,295)	$(6,103,280)	$(13,174,949)	$(8,168,119)

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST
 COMBINED STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2019	September 30, 2018
Operations
Net loss	$(13,174,949)	$(8,168,119)
Capital transactions
Issuance of Shares	67,257,986	79,071,522
Redemption of Shares	(24,847,563)	(41,941,536)
Net change in the cost of the Underlying Funds	3,329	(572,939)
Total capital transactions	42,413,752	36,557,047

Net change in net assets	29,238,803	28,388,928

Net assets, beginning of period	150,251,160	142,946,752

Net assets, end of period	$179,489,963	$171,335,680

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST
 COMBINED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2019	September 30, 2018
Cash flows from operating activities:
Net loss	$(13,174,949)	$(8,168,119)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized (appreciation) depreciation on commodity futures contracts	(4,034,630)	449,117
Changes in operating assets and liabilities:
Due from broker	4,514,061	(2,878,902)
Interest receivable	(462)	214
Other assets	(62,438)	(4,897)
Management fee payable to Sponsor	7,988	18,271
Payable for purchases of commercial paper	(14,951,548)	7,481,728
Other liabilities	60,170	310,205
Net cash used in operating activities	(27,641,808)	(2,792,383)

Cash flows from financing activities:
Proceeds from sale of Shares	67,257,986	79,071,522
Redemption of Shares	(24,847,563)	(41,941,536)
Net change in cost of the Underlying Funds	3,329	(572,939)
Net cash provided by financing activities	42,413,752	36,557,047

Net change in cash and cash equivalents	14,771,944	33,764,664
Cash and cash equivalents beginning of period	159,250,322	137,945,626
Cash and cash equivalents end of period	$174,022,266	$171,710,290

The accompanying notes are an integral part of these financial statements.

NOTES TO COMBINED FINANCIAL STATEMENTS
September 30, 2019
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

On June 5, 2010, the initial Form S-1 for CORN was declared effective by the U.S. Securities and Exchange Commission (“SEC”). On June 8, 2010, four Creation Baskets for CORN were issued representing 200,000 shares and $5,000,000. CORN began trading on the New York Stock Exchange (“NYSE”) Arca on June 9, 2010. As of September 30, 2019, CORN offered its shares pursuant to a registration statement that was declared effective on April 29, 2019.

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year ending December 31, 2019.

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

ED&F Man Capital Markets, Inc. (“ED&F Man”) serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. ED&F Man is registered as a FCM with the U.S. CFTC and is a member of the NFA. ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA. ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar and Wheat Futures Contracts ED&F Man is paid $9.00 per round turn. Prior to August 21, 2019, these expenses were recorded in brokerage commissions on the combined statements of operations. Beginning on August 21, 2019, these expenses were recognized on a per-trade basis. The half-turn is recognized as an unrealized loss on the combined statements of operations for contracts that have been purchased since the change in recognition, and a full turn is recognized as a realized loss on the combined statements of operations when a contract is sold. A summary of these expenses is included below.

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

The Sponsor employs Exchange Traded Concepts, LLC ("ETC") as the Marketing Agent, providing certain marketing consulting services in connection with the content strategy and e-mail marketing for the Funds. For its services as the Marketing Agent, ETC receives $2,500 a month and 0.02% of the Fund's average daily net assets, when assets are above the combined amount of $160 million. These services are recorded in distribution and marketing fees on the combined statements of the operations. A summary of these expenses is included below:

	Three months ended September 30, 2019	Three months ended September 30, 2018	Nine months ended September 30, 2019	Nine months ended September 30, 2018
Amount Recognized for Custody Services	$102,650	$103,629	$276,070	$287,651
Amount of Custody Services Waived	$2,296	$33,628	$21,863	$78,067

Amount Recognized for Distribution Services	$39,330	$40,200	$112,738	$127,401
Amount of Distribution Services Waived	$1,996	$15,565	$5,895	$37,156

Amount Recognized for Brokerage Commissions	$-	$56,262	$41,273	$144,986
Amount of Brokerage Commissions Waived	$-	$-	$-	$-

Amount Recognized for Wilmington Trust	$3,300	$3,160	$3,300	$3,160
Amount of Wilmington Trust Waived	$243	$24	$243	$24

Amount Recognized for ETC	$18,850	$-	$33,850	$-
Amount of ETC Waived	$1,355	$-	$1,846	$-

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

Revenue Recognition

Commodity futures contracts are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized appreciation or depreciation on commodity futures contracts are reflected in the combined statements of operations as the difference between the original contract amount and the fair market value as of the last business day of the year or as of the last date of the financial statements. Beginning on August 21, 2019, brokerage commission expenses were recognized on a per-trade basis. The half-turn is recognized as an unrealized loss on the combined statements of operations for contracts that have been purchased since the change in recognition, and a full turn is recognized as a realized loss on the combined statements of operations when a contract is sold. Changes in the appreciation or depreciation between periods are reflected in the combined statements of operations. Interest on cash equivalents with financial institutions are recognized on the accrual basis. The Funds earn interest on funds held at the custodian and other financial institutions at prevailing market rates for such investments.

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

Brokerage Commissions

Beginning on August 21, 2019, the Sponsor began recognizing the expense for brokerage commissions for futures contract trades on a per-trade basis. Prior to the change, brokerage commissions on all open commodity futures contracts were accrued on the trade date and on a full-turn basis. The below table shows the amounts included on the combined statements of operations as unrealized losses atrributed to brokerage commissions as of September 30, 2019.

	CORN	SOYB	CANE	WEAT	TRUST
Unrealized Loss Attributed to Brokerage Commissions	$7,443	$950	$1,355	$3,294	$13,042

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

The Funds are required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Funds file income tax returns in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2016 to 2018, the Funds remain subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Funds recording a tax liability that reduces net assets. Based on their analysis, the Funds have determined that they have not incurred any liability for unrecognized tax benefits as of September 30, 2019 and for the years ended December 31, 2018, 2017, and 2016. However, the Funds’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Funds recognize interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three and nine months ended September 30, 2019 and 2018.

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

	September 30, 2019	December 31, 2018
Money Market Funds	$4,120	$3,262
Demand Deposit Savings Accounts	83,422,613	71,898,880
Commercial Paper	82,381,481	87,348,180
Treasury Bills	8,214,052	-
Total cash and cash equivalents as presented on the combined Statement of Assets and Liabilities	$174,022,266	$159,250,322

Due from/to Broker

The amount recorded by the Trust for the amount due from and to the clearing broker includes, but is not limited to, cash held by the broker, amounts payable to the clearing broker related to open transactions, payables for commodities futures accounts liquidating to an equity balance on the clearing broker’s records, and amounts of brokerage commissions paid and recognized as unrealized losses.

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

Payable/Receivable for Securities Purchased/Sold

Due from/to broker for investments in securities are securities transactions pending settlement. The Trust and the Funds are subject to credit risk to the extent any broker with whom it conducts business is unable to fulfill contractual obligations on its behalf. The management of the Trust and the Funds monitors the financial condition of such brokers and does not anticipate any losses from these counter-parties. From inception through September 11, 2019, the principal broker through which the Trust and TAGS can execute securities transaction for TAGS was the Bank of New York Mellon Capital Markets. Effective September 11, 2019, the principal broker through which the Trust and TAGS can execute securities transactions for TAGS is U.S. Bank N.A.

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

	Three months ended September 30, 2019	Three months ended September 30, 2018	Nine months ended September 30, 2019	Nine months ended September 30, 2018
Recognized Related Party Transactions	$438,631	$470,347	$1,556,231	$1,923,198
Waived Related Party Transactions	$36,859	$132,156	$113,416	$383,327

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

	CORN	SOYB	CANE	WEAT	TAGS	TRUST
Three months ended September 30, 2019	$10,000	$-	$37,193	$-	$4,003	$51,196
Three months ended September 30, 2018	$32,123	$163,478	$71,371	$43,831	$8,628	$319,431
Nine months ended September 30, 2019	$15,639	$96,303	$136,629	$2,500	$32,768	$283,839
Nine months ended September 30, 2018	$170,846	$347,905	$218,270	$188,615	$35,929	$961,565

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

On September 30, 2019 and December 31, 2018, in the opinion of the Trust, the reported value at the close of the market for each commodity contract fairly reflected the value of the futures and no alternative valuations were required. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Funds consider the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

For the three and nine months ended September 30, 2019 and year ended December 31, 2018, the Funds did not have any significant transfers between any of the levels of the fair value hierarchy.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-07: “Codification Updates to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates.” The amendments improve, update, and simplify the SEC’s regulations on financial reporting and disclosure. The amendments were adopted for the quarter ended September 30, 2019; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Funds.

The FASB issued ASU 2019-04: “Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and hedging, and Topic 825, Financial Instruments.” The amendments clarify and improve areas of guidance related to the recently issued standards on credit losses, hedging, and recognition and measurement, specifically relating to ASU 2017-12. The amendments were early adopted for the quarter ended June 30, 2019; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Funds.

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

Note 4 – Fair Value Measurements

The Trust’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Trust’s significant accounting policies in Note 3. The following table presents information about the Trust’s assets and liabilities measured at fair value as of September 30, 2019 and December 31, 2018:

September 30, 2019

Assets:	Level 1	Level 2	Level 3	Balance as of September 30, 2019
Cash Equivalents	$90,599,653	$-	$-	$90,599,653
Commodity Futures Contracts
Corn futures contracts	1,313,485	-	-	1,313,485
Soybeans futures contracts	804,488	-	-	804,488
Sugar futures contracts	5,676	-	-	5,676
Wheat futures contracts	1,084,961	-	-	1,084,961
Total	$93,808,263	$-	$-	$93,808,263

Liabilities	Level 1	Level 2	Level 3	Balance as of September 30, 2019
Commodity Futures Contracts
Corn futures contracts	$2,900,941	$-	$-	$2,900,941
Sugar futures contracts	417,936	-	-	417,936
Wheat futures contracts	654,955	-	-	654,955
Total	$3,973,832	$-	$-	$3,973,832

December 31, 2018

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2018
Cash Equivalents	$87,351,442	$-	$-	$87,351,442
Commodity Futures Contracts
Corn futures contracts	107,363	-	-	107,363
Soybeans futures contracts	228,400	-	-	228,400
Sugar futures contracts	233,979	-	-	233,979
Total	$87,921,184	$-	$-	$87,921,184

Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2018
Commodity Futures Contracts
Corn futures contracts	$1,297,288	$-	$-	$1,297,288
Soybeans futures contracts	39,250	-	-	39,250
Sugar futures contracts	47,656	-	-	47,656
Wheat futures contracts	3,985,400	-	-	3,985,400
Total	$5,369,594	$-	$-	$5,369,594

For the nine months ended September 30, 2019 and year ended December 31, 2018, the Funds did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Funds utilize derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Funds’ derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Funds are also subject to additional counter-party risk due to inability of its counter-parties to meet the terms of their contracts. For the three and nine months ended September 30, 2019 and year ended December 31, 2018, the Funds invested only in commodity futures contracts specifically related to each Fund.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of September 30, 2019 and December 31, 2018.

Offsetting of Financial Assets and Derivative Assets as of September 30, 2019

	(i)	(ii)	(iii)=(i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount offset in the Statement of Assets and Liabilities	Net amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Corn futures contracts	$1,313,485	$-	$1,313,485	$1,313,485	$-	$-
Soybean futures contracts	$804,488	$-	$804,488	$-	$-	$804,488
Sugar futures contracts	$5,676	$-	$5,676	$5,676	$-	$-
Wheat futures contracts	$1,084,961	$-	$1,084,961	$654,955	$-	$430,006

Offsetting of Financial Liabilities and Derivative Liabilities as of September 30, 2019

	(i)	(ii)	(iii)=(i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount offset in the Statement of Assets and Liabilities	Net amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity Price
Corn futures contracts	$2,900,941	$-	$2,900,941	$1,313,485	$1,587,456	$-
Sugar futures contracts	$417,936	$-	$417,936	$5,676	$412,260	$-
Wheat futures contracts	$654,955	$-	$654,955	$654,955	$-	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2018

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral Due to Broker	Net Amount
Commodity Price
Corn futures contracts	$107,363	$-	$107,363	$107,363		$-
Soybeans futures contracts	$228,400	$-	$228,400	$39,250	$-	$189,150
Sugar futures contracts	$233,979	$-	$233,979	$47,656	$-	$186,323

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2018

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral Due from Broker	Net Amount
Commodity Price
Corn futures contracts	$1,297,288	$-	$1,297,288	$107,363	$1,189,925	$-
Soybeans futures contracts	$39,250	$-	$39,250	$39,250	$-	$-
Sugar futures contracts	$47,656	$-	$47,656	$47,656	$-	$-
Wheat futures contracts	$3,985,400	$-	$3,985,400	$-	$3,985,400	$-

The following is a summary of realized and unrealized gains (losses) of the derivative instruments utilized by the Trust:

Three months ended September 30, 2019

	Realized (Loss) Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(2,067,780)	$(4,814,068)
Soybean futures contracts	133,912	(626,737)
Sugar futures contracts	(153,090)	(389,491)
Wheat futures contracts	(1,553,813)	(2,735,769)
Total commodity futures contracts	$(3,640,771)	$(8,566,065)

Three months ended September 30, 2018

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation (Depreciation) on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(6,989,488)	$4,859,838
Soybean futures contracts	(1,270,462)	827,925
Sugar futures contracts	(1,477,762)	(458,729)
Wheat futures contracts	(2,473,162)	1,575,700
Total commodity futures contracts	$(12,210,874)	$6,804,734

Nine months ended September 30, 2019

	Realized (Loss) Gain on Commodity Futures Contracts	Net Change in Unrealized (Depreciation) Appreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(5,160,830)	$(397,531)
Soybean futures contracts	(1,019,501)	615,338
Sugar futures contracts	139,578	(598,583)
Wheat futures contracts	(9,921,063)	4,415,406
Total commodity futures contracts	$(15,961,816)	$4,034,630

Nine months ended September 30, 2018

	Realized (Loss) Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation (Depreciation) on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(3,818,950)	$50,500
Soybean futures contracts	(1,350,475)	(746,075)
Sugar futures contracts	(2,775,629)	(1,067,192)
Wheat futures contracts	2,426,687	1,313,650
Total commodity futures contracts	$(5,518,367)	$(449,117)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for the futures contracts held was $179.5 million and $161.8 million, respectively, for the three and nine months ended September 30, 2019 and $181.7 million and $169.5 million, respectively, for the three and nine months ended September 30, 2018.

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

Note 7 – Detail of the net assets and shares outstanding of the Funds that are a series of the Trust

The following are the net assets and shares outstanding of each Fund that is a series of the Trust and, thus, in total, comprise the combined net assets of the Trust:

September 30, 2019

	Outstanding Shares	Net Assets
Teucrium Corn Fund	5,975,004	$90,963,564
Teucrium Soybean Fund	1,800,004	27,915,287
Teucrium Sugar Fund	1,525,004	10,139,020
Teucrium Wheat Fund	9,500,004	50,469,335
Teucrium Agricultural Fund:
Net assets including the investment in the Underlying Funds	75,002	1,425,316
Less: Investment in the Underlying Funds		(1,422,559)
Net for the Fund in the combined net assets of the Trust		2,757
Total		$179,489,963

December 31, 2018
	Outstanding Shares	Net Assets
Teucrium Corn Fund	3,500,004	$56,379,057
Teucrium Soybean Fund	1,725,004	27,942,017
Teucrium Sugar Fund	1,525,004	10,778,739
Teucrium Wheat Fund	9,275,004	55,149,873
Teucrium Agricultural Fund:
Net assets including the investment in the Underlying Funds	75,002	1,524,760
Less: Investment in the Underlying Funds		(1,523,286)
Net for the Fund in the combined net assets of the Trust		1,474
Total		$150,251,160

The detailed information for the subscriptions and redemptions, and other financial information for each Fund that is a series of the Trust are included in the accompanying financial statements of each Fund.

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended September 30, 2019 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Trust and Funds.

CORN: Nothing to report.

SOYB: Nothing to report.

CANE: Nothing to report.

WEAT: Nothing to report.

TAGS: Nothing to report.

TEUCRIUM CORN FUND
 STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets
Cash and cash equivalents	$87,905,616	$58,910,133
Interest receivable	275	7
Other assets	6,349	6,380
Equity in trading accounts:
Commodity futures contracts	1,313,485	107,363
Due from broker	4,789,749	3,730,196
Total equity in trading accounts	6,103,234	3,837,559
Total assets	$94,015,474	$62,754,079

Liabilities
Management fee payable to Sponsor	72,421	51,822
Payable for purchases of commercial paper	-	4,981,957
Other liabilities	78,548	43,955
Equity in trading accounts:
Commodity futures contracts	2,900,941	1,297,288
Total liabilities	$3,051,910	$6,375,022

Net assets	$90,963,564	$56,379,057

Shares outstanding	5,975,004	3,500,004

Shares authorized	10,125,000	12,800,000

Net asset value per share	$15.22	$16.11

Market value per share	$15.18	$16.05

TEUCRIUM CORN FUND
 SCHEDULE OF INVESTMENTS
September 30, 2019
(Unaudited)

Description: Assets	Fair Value	Percentage of Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio (cost $102)	$102	0.00%	102

			Principal Amount
U.S. Treasury Obligations
U.S. Treasury Bills 1.90% (cost: $4,221,857 due 10/22/2019) (a)(b)	$4,223,393	4.64%	4,228,000

Commercial Paper
Broadcom Inc. 2.36% (cost: $14,967,825 due 10/17/2019)	$14,984,400	16.47%	15,000,000
General Motors Financial Company, Inc. 2.32% (cost: $4,988,500 due 10/18/2019)	4,994,569	5.49	5,000,000
Jabil Inc. 2.43% (cost: $7,457,825 due 11/26/2019)	7,471,883	8.22	7,500,000
Jabil Inc. 2.43% (cost: $2,485,439 due 11/29/2019)	2,490,126	2.74	2,500,000
Newell Brands Inc. 2.35% (cost: $7,490,616 due 10/07/2019)	7,497,088	8.24	7,500,000
WGL Holdings, Inc. 2.52% (cost: $4,991,667 due 10/11/2019)	4,996,528	5.49	5,000,000
Total Commercial Paper (cost: $42,381,872)	$42,434,594	46.65%
Total Cash Equivalents	$46,658,089	51.29%

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States corn futures contracts
CBOT corn futures MAY20 (1,356 contracts)	$1,313,485	1.44%	$27,475,950

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT corn futures MAR20 (1,613 contracts)	$2,624,148	2.89%	$32,219,675
CBOT corn futures DEC20 (1,532 contracts)	276,793	0.30	31,271,950
Total commodity futures contracts	$2,900,941	3.19%	$63,491,625

(a) Discount yield at the time of purchase inclusive of collateral fees.
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

TEUCRIUM CORN FUND
 STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized loss on commodity futures contracts	$(2,067,780)	$(6,989,488)	$(5,160,830)	$(3,818,950)
Net change in unrealized (depreciation) appreciation on commodity futures contracts	(4,814,068)	4,859,838	(397,531)	50,500
Interest income	576,767	402,187	1,430,347	1,083,119
Total loss	(6,305,081)	(1,727,463)	(4,128,014)	(2,685,331)

Expenses
Management fees	234,321	180,923	551,158	542,002
Professional fees	101,641	120,206	345,097	368,209
Distribution and marketing fees	379,590	290,639	863,852	898,125
Custodian fees and expenses	54,380	29,336	116,346	88,517
Business permits and licenses fees	4,687	1,215	13,826	21,886
General and administrative expenses	35,148	22,648	87,591	88,303
Brokerage commissions	-	25,560	18,768	66,870
Other expenses	4,687	13,099	11,023	35,331
Total expenses	814,454	683,626	2,007,661	2,109,243

Expenses waived by the Sponsor	(10,000)	(32,123)	(15,639)	(170,846)

Total expenses, net	804,454	651,503	1,992,022	1,938,397

Net loss	$(7,109,535)	$(2,378,966)	$(6,120,036)	$(4,623,728)

Net loss per share	$(1.18)	$(0.59)	$(0.89)	$(0.91)
Net loss per weighted average share	$(1.19)	$(0.54)	$(1.31)	$(1.09)
Weighted average shares outstanding	5,986,961	4,411,417	4,665,389	4,242,220

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND
 STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2019	September 30, 2018
Operations
Net loss	$(6,120,036)	$(4,623,728)
Capital transactions
Issuance of Shares	43,738,918	24,842,540
Redemption of Shares	(3,034,375)	(19,390,928)
Total capital transactions	40,704,543	5,451,612
Net change in net assets	34,584,507	827,884

Net assets, beginning of period	$56,379,057	$64,901,479

Net assets, end of period	$90,963,564	$65,729,363

Net asset value per share at beginning of period	$16.11	$16.75

Net asset value per share at end of period	$15.22	$15.84

Creation of Shares	2,675,000	1,425,000
Redemption of Shares	200,000	1,150,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND
 STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2019	September 30, 2018
Cash flows from operating activities:
Net loss	$(6,120,036)	$(4,623,728)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized depreciation (appreciation) on commodity futures contracts	397,531	(50,500)
Changes in operating assets and liabilities:
Due from broker	(1,059,553)	370,050
Interest receivable	(268)	51
Other assets	31	(2,017)
Management fee payable to Sponsor	20,599	(209)
Payable for purchases of commercial paper	(4,981,957)	2,494,729
Other liabilities	34,593	60,729
Net cash used in operating activities	(11,709,060)	(1,750,895)

Cash flows from financing activities:
Proceeds from sale of Shares	43,738,918	24,842,540
Redemption of Shares	(3,034,375)	(19,390,928)
Net cash provided by financing activities	40,704,543	5,451,612

Net change in cash and cash equivalents	28,995,483	3,700,717
Cash and cash equivalents, beginning of period	58,910,133	63,139,461
Cash and cash equivalents, end of period	$87,905,616	$66,840,178

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
September 30, 2019
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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year ending December 31, 2019.

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

ED&F Man Capital Markets, Inc. (“ED&F Man”) serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. ED&F Man is registered as a FCM with the U.S. CFTC and is a member of the NFA. ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA. ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar and Wheat Futures Contracts ED&F Man is paid $9.00 per round turn. Prior to August 21, 2019, these expenses were recorded in brokerage commissions on the statements of operations. Beginning on August 21, 2019, these expenses were recognized on a per-trade basis. The half-turn is recognized as an unrealized loss on the statements of operations for contracts that have been purchased since the change in recognition, and a full turn is recognized as a realized loss on the statements of operations when a contract is sold. A summary of these expenses is included below.

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

The Sponsor employs Exchange Traded Concepts, LLC ("ETC") as the Marketing Agent, providing certain marketing consulting services in connection with the content strategy and e-mail marketing for the Funds. For its services as the Marketing Agent, ETC receives $2,500 a month and 0.02% of the Fund's average daily net assets, when assets are above the combined amount of $160 million. These services are recorded in distribution and marketing fees on the statements of the operations. A summary of these expenses is included below:

	Three months ended September 30, 2019	Three months ended September 30, 2018	Nine months ended September 30, 2019	Nine months ended September 30, 2018
Amount Recognized for Custody Services	$54,380	$29,336	$116,346	$88,517
Amount of Custody Services Waived	$-	$-	$-	$762

Amount Recognized for Distribution Services	$19,590	$14,791	$46,891	$47,888
Amount of Distribution Services Waived	$-	$4,781	$-	$8,460

Amount Recognized for Brokerage Commissions	$-	$25,560	$18,768	$66,870
Amount of Brokerage Commissions Waived	$-	$-	$-	$-

Amount Recognized for Wilmington Trust	$1,688	$1,124	$1,688	$1,124
Amount of Wilmington Trust Waived	$-	$-	$-	$-

Amount Recognized for ETC	$9,593	$-	$15,829	$-
Amount of ETC Waived	$-	$-	$-	$-

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as detailed in the Financial Accounting Standards Board’s Accounting Standards Codification.

Revenue Recognition

Commodity futures contracts are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized appreciation or depreciation on commodity futures contracts are reflected in the statements of operations as the difference between the original contract amount and the fair market value as of the last business day of the year or as of the last date of the financial statements.  Beginning on August 21, 2019, brokerage commission expenses were recognized on a per-trade basis. The half-turn is recognized as an unrealized loss on the statements of operations for contracts that have been purchased since the change in recognition, and a full turn is recognized as a realized loss on the statements of operations when a contract is sold. Changes in the appreciation or depreciation between periods are reflected in the statements of operations. Interest on cash equivalents with financial institutions are recognized on the accrual basis. The Funds earn interest on funds held at the custodian and other financial institutions at prevailing market rates for such investments.

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

Brokerage Commissions

Beginning on August 21, 2019, the Sponsor began recognizing the expense for brokerage commissions for futures contract trades on a per-trade basis. Prior to the change, brokerage commissions on all open commodity futures contracts were accrued on the trade date and on a full-turn basis. The below table shows the amounts included on the statements of operations as unrealized losses atrributed to brokerage commissions as of September 30, 2019.

CORN
Unrealized Loss Attributed to Brokerage Commissions	$7,443

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2016 to 2018, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2019 and for the years ended December 31, 2018, 2017, and 2016. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three and nine months ended September 30, 2019 and 2018.

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

	September 30, 2019	December 31, 2018
Money Market Funds	$102	$100
Demand Deposit Savings Accounts	41,247,527	23,974,336
Commercial Paper	42,434,594	34,935,697
Treasury Bills	4,223,393	-
Total cash and cash equivalents as presented on the Statement of Assets and Liabilities	$87,905,616	$58,910,133

Payable for Purchases of Commercial Paper

The amount recorded by the Fund for commercial paper transactions awaiting settlement, which represents the amount payable for contracts purchased but not yet settled as of the reporting date. The value of the contract is included in cash and cash equivalents, and the payable amount is included as a liability.

Due from/to Broker

The amount recorded by the Fund for the amount due from and to the clearing broker includes, but is not limited to, cash held by the broker, amounts payable to the clearing broker related to open transactions, payables for commodities futures accounts liquidating to an equity balance on the clearing broker’s records and amounts of brokerage commissions paid and recognized as unrealized losses.

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

	Three months ended September 30, 2019	Three months ended September 30, 2018	Nine months ended September 30, 2019	Nine months ended September 30, 2018
Recognized Related Party Transactions	$220,563	$172,620	$635,975	$728,146
Waived Related Party Transactions	$10,000	$11,429	$14,500	$82,258

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
CORN
Three months ended September 30, 2019	$10,000
Three months ended September 30, 2018	$32,123
Nine months ended September 30, 2019	$15,639
Nine months ended September 30, 2018	$170,846

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

On September 30, 2019 and December 31, 2018, in the opinion of the Trust and the Fund, the reported value of the Corn Futures Contracts traded on the CBOT fairly reflected the value of the Corn Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

For the three and nine months ended September 30, 2019 and for the year ended December 31, 2018, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-07: “Codification Updates to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates.” The amendments improve, update, and simplify the SEC’s regulations on financial reporting and disclosure. The amendments were adopted for the quarter ended September 30, 2019; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2019-04: “Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and hedging, and Topic 825, Financial Instruments.” The amendments clarify and improve areas of guidance related to the recently issued standards on credit losses, hedging, and recognition and measurement, specifically relating to ASU 2017-12. The amendments were early adopted for the quarter ended June 30, 2019; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of September 30, 2019 and December 31, 2018:

September 30, 2019

Assets:	Level 1	Level 2	Level 3	Balance as of September 30, 2019
Cash Equivalents	$46,658,089	$-	$-	$46,658,089
Corn futures contracts	1,313,485	-	-	1,313,485
Total	$47,971,574	$-	$-	$47,971,574
Liabilities	Level 1	Level 2	Level 3	Balance as of September 30, 2019
Corn futures contracts	$2,900,941	$-	$-	$2,900,941

December 31, 2018

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2018
Cash equivalents	$34,935,797	$-	$-	$34,935,797
Corn futures contracts	107,363	-	-	107,363
Total	$35,043,160	$-	$-	$35,043,160

Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2018
Corn futures contracts	$1,297,288	$-	$-	$1,297,288

For the nine months ended September 30, 2019 and year ended December 31, 2018, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For three and nine months ended September 30, 2019 and year ended December 31, 2018, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of September 30, 2019 and December 31, 2018.

Offsetting of Financial Assets and Derivative Assets as of September 30, 2019

	(i)	(ii)	(iii)=(i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount offset in the Statement of Assets and Liabilities	Net amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Corn futures contracts	$1,313,485	$-	$1,313,485	$1,313,485	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of September 30, 2019

	(i)	(ii)	(iii)=(i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount offset in the Statement of Assets and Liabilities	Net amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity Price
Corn futures contracts	$2,900,941	$-	$2,900,941	$1,313,485	$1,587,456	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2018

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Corn futures contracts	$107,363	$-	$107,363	$107,363	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2018

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity Price
Corn futures contracts	$1,297,288	$-	$1,297,288	$107,363	$1,189,925	$-

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Three months ended September 30, 2019

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(2,067,780)	$(4,814,068)

Three months ended September 30, 2018

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(6,989,488)	$4,859,838

Nine months ended September 30, 2019

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(5,160,830)	$(397,531)

Nine months ended September 30, 2018

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(3,818,950)	$50,500

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for the futures contracts held was $91.5 million and $71.4 million, respectively, for the three and nine months ended September 30, 2019 and $70.9 million and $71.4 million, respectively, for the three and nine months ended September 30, 2018.

Note 6 – Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the three and nine months ended September 30, 2019 and 2018. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Per Share Operation Performance
Net asset value at beginning of period	$16.40	$16.43	$16.11	$16.75
Income from investment operations:
Investment income	0.10	0.09	0.31	0.26
Net realized and unrealized loss on commodity futures contracts	(1.15)	(0.53)	(0.77)	(0.71)
Total expenses, net	(0.13)	(0.15)	(0.43)	(0.46)
Net decrease in net asset value	(1.18)	(0.59)	(0.89)	(0.91)
Net asset value at end of period	$15.22	$15.84	$15.22	$15.84
Total Return	(7.20)%	(3.59)%	(5.52)%	(5.43)%
Ratios to Average Net Assets (Annualized)
Total expenses	3.48%	3.78%	3.64%	3.89%
Total expenses, net	3.43%	3.60%	3.61%	3.58%
Net investment loss	(0.97)%	(1.38)%	(1.02)%	(1.58)%

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

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended September 30, 2019 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund.

TEUCRIUM SOYBEAN FUND
 STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets
Cash and cash equivalents	$27,121,250	$26,774,939
Interest receivable	101	4
Other assets	28,658	-
Equity in trading accounts:
Commodity futures contracts	804,488	228,400
Due from broker	3,575	1,022,182
Total equity in trading accounts	808,063	1,250,582
Total assets	$27,958,072	$28,025,525

Liabilities
Management fee payable to Sponsor	23,056	24,973
Other liabilities	19,729	19,285
Equity in trading accounts:
Commodity futures contracts	-	39,250
Total liabilities	$42,785	$83,508

Net assets	$27,915,287	$27,942,017

Shares outstanding	1,800,004	1,725,004

Shares authorized	9,725,000	10,350,000

Net asset value per share	$15.51	$16.20

Market value per share	$15.51	$16.18

The accompanying notes are an integral part of these financial statements.

 TEUCRIUM SOYBEAN FUND
SCHEDULE OF INVESTMENTS
September 30, 2019
(Unaudited)

Description: Assets	Fair Value	Percentage of Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio (cost $102)	$102	0.00%	102

			Principal Amount
U.S. Treasury Obligations
U.S. Treasury Bills 1.89% (cost: $956,615 due 10/22/2019) (a)(b)	$956,962	3.43%	958,000

			Principal Amount
Commercial Paper
Broadcom Inc. 2.36% (cost: $2,494,312 due 10/17/2019)	$2,497,400	8.95%	2,500,000
Jabil Inc. 2.43% (cost: $2,485,942 due 11/26/2019)	2,490,628	8.92	2,500,000
Newell Brands Inc. 2.35% (cost: $4,993,690 due 10/07/2019)	4,998,058	17.90	5,000,000
WGL Holdings, Inc. 2.52% (cost: $2,495,833 due 10/11/2019)	2,498,264	8.95	2,500,000
Total Commercial Paper (cost: $12,469,777)	12,484,350	44.72
Total Cash Equivalents	$13,441,414	48.15%
			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures JAN20 (213 contracts)	$635,073	2.27%	$9,792,675
CBOT soybean futures MAR20 (180 contracts)	77,940	0.28	8,370,000
CBOT soybean futures NOV20 (204 contracts)	91,475	0.33	9,733,350
Total commodity futures contracts	$804,488	2.88%	$27,896,025

(a) Discount yield at the time of purchase inclusive of collateral fees.
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

TEUCRIUM SOYBEAN FUND
 STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$133,912	$(1,270,462)	$(1,019,501)	$(1,350,475)
Net change in unrealized (depreciation) or appreciation on commodity futures contracts	(626,737)	827,925	615,338	(746,075)
Interest income	187,124	149,890	539,377	280,547
Total (loss) income	(305,701)	(292,647)	135,214	(1,816,003)

Expenses
Management fees	76,080	68,079	208,085	138,836
Professional fees	40,322	97,107	142,734	192,810
Distribution and marketing fees	118,089	182,508	390,327	402,339
Custodian fees and expenses	16,738	32,025	58,607	53,261
Business permits and licenses fees	6,086	10,893	15,824	27,738
General and administrative expenses	12,934	19,439	40,375	37,027
Brokerage commissions	-	5,500	4,193	11,138
Other expenses	761	9,351	2,812	17,886
Total expenses	271,010	424,902	862,957	881,035

Expenses waived by the Sponsor	-	(163,478)	(96,303)	(347,905)

Total expenses, net	271,010	261,424	766,654	533,130

Net loss	$(576,711)	$(554,071)	$(631,440)	$(2,349,133)

Net loss per share	$(0.21)	$(0.39)	$(0.69)	$(2.02)
Net loss per weighted average share	$(0.29)	$(0.33)	$(0.35)	$(2.17)
Weighted average shares outstanding	1,979,352	1,685,602	1,782,513	1,081,506

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND
STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2019	September 30, 2018
Operations
Net loss	$(631,440)	$(2,349,133)
Capital transactions
Issuance of Shares	9,251,550	23,930,870
Redemption of Shares	(8,646,840)	(2,948,443)
Total capital transactions	604,710	20,982,427
Net change in net assets	(26,730)	18,633,294

Net assets, beginning of period	$27,942,017	$10,264,025

Net assets, end of period	$27,915,287	$28,897,319

Net asset value per share at beginning of period	$16.20	$17.85

Net asset value per share at end of period	$15.51	$15.83

Creation of Shares	625,000	1,425,000
Redemption of Shares	550,000	175,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND
 STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2019	September 30, 2018
Cash flows from operating activities:
Net loss	$(631,440)	$(2,349,133)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized (appreciation) and depreciation on commodity futures contracts	(615,338)	746,075
Changes in operating assets and liabilities:
Due from broker	1,018,607	(1,626,578)
Interest receivable	(97)	13
Other assets	(28,658)	708
Management fee payable to Sponsor	(1,917)	11,468
Other liabilities	444	105,454
Net cash used in operating activities	(258,399)	(3,111,993)

Cash flows from financing activities:
Proceeds from sale of Shares	9,251,550	23,930,870
Redemption of Shares	(8,646,840)	(2,948,443)
Net cash provided by financing activities	604,710	20,982,427

Net change in cash and cash equivalents	346,311	17,870,434
Cash and cash equivalents beginning of period	26,774,939	9,942,185
Cash and cash equivalents end of period	$27,121,250	$27,812,619

The accompanying notes are an integral part of these financial statements.

 NOTES TO FINANCIAL STATEMENTS
September 30, 2019
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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year ending December 31, 2019.

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

ED&F Man Capital Markets, Inc. (“ED&F Man”) serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. ED&F Man is registered as a FCM with the U.S. CFTC and is a member of the NFA. ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA. ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar and Wheat Futures Contracts ED&F Man is paid $9.00 per round turn. Prior to August 21, 2019, these expenses were recorded in brokerage commissions on the statements of operations. Beginning on August 21, 2019, these expenses were recognized on a per-trade basis. The half-turn is recognized as an unrealized loss on the statements of operations for contracts that have been purchased since the change in recognition, and a full turn is recognized as a realized loss on the statements of operations when a contract is sold. A summary of these expenses is included below.

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

The Sponsor employs Exchange Traded Concepts, LLC ("ETC") as the Marketing Agent, providing certain marketing consulting services in connection with the content strategy and e-mail marketing for the Funds. For its services as the Marketing Agent, ETC receives $2,500 a month and 0.02% of the Fund's average daily net assets, when assets are above the combined amount of $160 million. These services are recorded in distribution and marketing fees on the statements of the operations. A summary of these expenses is included below:

	Three months ended September 30, 2019	Three months ended September 30, 2018	Nine months ended September 30, 2019	Nine months ended September 30, 2018
Amount Recognized for Custody Services	$16,738	$32,025	$58,607	$53,261
Amount of Custody Services Waived	$-	$17,168	$12,828	$28,904

Amount Recognized for Distribution Services	$6,748	$7,780	$22,418	$19,614
Amount of Distribution Services Waived	$-	$7,780	$-	$12,313

Amount Recognized for Brokerage Commissions	$-	$5,500	$4,193	$11,138
Amount of Brokerage Commissions Waived	$-	$-	$-	$-

Amount Recognized for Wilmington Trust	$533	$711	$533	$711
Amount of Wilmington Trust Waived	$-	$-	$-	$-

Amount Recognized for ETC	$3,081	$-	$6,410	$-
Amount of ETC Waived	$-	$-	$-	$-

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as detailed in the Financial Accounting Standards Board’s Accounting Standards Codification.

Revenue Recognition

Commodity futures contracts are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized appreciation or depreciation on commodity futures contracts are reflected in the statements of operations as the difference between the original contract amount and the fair market value as of the last business day of the year or as of the last date of the financial statements. Beginning on August 21, 2019, brokerage commission expenses were recognized on a per-trade basis. The half-turn is recognized as an unrealized loss on the statements of operations for contracts that have been purchased since the change in recognition, and a full turn is recognized as a realized loss on the statements of operations when a contract is sold. Changes in the appreciation or depreciation between periods are reflected in the statements of operations. Interest on cash equivalents with financial institutions are recognized on the accrual basis. The Funds earn interest on funds held at the custodian and other financial institutions at prevailing market rates for such investments.

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

Brokerage Commissions

Beginning on August 21, 2019, the Sponsor began recognizing the expense for brokerage commissions for futures contract trades on a per-trade basis. Prior to the change, brokerage commissions on all open commodity futures contracts were accrued on the trade date and on a full-turn basis. The below table shows the amounts included on the statements of operations as unrealized losses atrributed to brokerage commissions as of September 30, 2019.

SOYB
Unrealized Loss Attributed to Brokerage Commissions	$950

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2016 to 2018, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2019 and for the years ended December 31, 2018, 2017, and 2016. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three and nine months ended September 30, 2019 and 2018.

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

	September 30, 2019	December 31, 2018
Money Market Funds	$102	$100
Demand Deposit Savings Accounts	13,679,836	14,282,321
Commercial Paper	12,484,350	12,492,518
Treasury Bills	956,962	-
Total cash and cash equivalents as presented on the Statement of Assets and Liabilities	$27,121,250	$26,774,939

Due from/to Broker

The amount recorded by the Fund for the amount due from and to the clearing broker includes, but is not limited to, cash held by the broker, amounts payable to the clearing broker related to open transactions, payables for commodities futures accounts liquidating to an equity balance on the clearing broker’s records and amounts of brokerage commissions paid and recognized as unrealized losses.

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

	Three months ended September 30, 2019	Three months ended September 30, 2018	Nine months ended September 30, 2019	Nine months ended September 30, 2018
Recognized Related Party Transactions	$73,221	$93,840	$309,071	$288,392
Waived Related Party Transactions	$-	$65,812	$31,537	$155,306

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

SOYB
Three months ended September 30, 2019	$-
Three months ended September 30, 2018	$163,478
Nine months ended September 30, 2019	$96,303
Nine months ended September 30, 2018	$347,905

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

On September 30, 2019 and December 31, 2018, in the opinion of the Trust and the Fund, the reported value of the Soybean Futures Contracts traded on the CBOT fairly reflected the value of the Soybean Futures Contracts held by the Fund, with no adjustments necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

For the three and nine months ended September 30, 2019 and for the year ended December 31, 2018, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-07: “Codification Updates to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates.” The amendments improve, update, and simplify the SEC’s regulations on financial reporting and disclosure. The amendments were adopted for the quarter ended September 30, 2019; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2019-04: “Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and hedging, and Topic 825, Financial Instruments.” The amendments clarify and improve areas of guidance related to the recently issued standards on credit losses, hedging, and recognition and measurement, specifically relating to ASU 2017-12. The amendments were early adopted for the quarter ended June 30, 2019; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of September 30, 2019 and December 31, 2018:

September 30, 2019

Assets:	Level 1	Level 2	Level 3	Balance as of September 30, 2019
Cash Equivalents	$13,441,414	$-	$-	$13,441,414
Soybean futures contracts	804,488	-	-	804,488
Total	$14,245,902	$-	$-	$14,245,902

December 31, 2018

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2018
Cash Equivalents	$12,492,618	$-	$-	$12,492,618
Soybeans futures contracts	228,400	-	-	228,400
Total	$12,721,018	$-	$-	$12,721,018

Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2018
Soybeans futures contracts	$39,250	$-	$-	$39,250

For the three and nine months ended September 30, 2019 and year ended December 31, 2018, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the three and nine months ended September 30, 2019 and year ended December 31, 2018, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of September 30, 2019 and December 31, 2018.

Offsetting of Financial Assets and Derivative Assets as of September 30, 2019

	(i)	(ii)	(iii)=(i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount offset in the Statement of Assets and Liabilities	Net amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Soybean futures contracts	$804,488	$-	$804,488	$-	$-	$804,488

Offsetting of Financial Assets and Derivative Assets as of December 31, 2018
	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Soybeans futures contracts	$228,400	$-	$228,400	$39,250	$-	$189,150

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2018

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity Price
Soybeans futures contracts	$39,250	$-	$39,250	$39,250	$-	$-

The following is a summary of realized and unrealized gains and losses of the derivative instruments utilized by the Fund:

Three months ended September 30, 2019

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Soybean futures contracts	$133,912	$(626,737)

Three months ended September 30, 2018

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Soybean futures contracts	$(1,270,462)	$827,925

Nine months ended September 30, 2019

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Soybean futures contracts	$(1,019,501)	$615,338

Nine months ended September 30, 2018

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Soybean futures contracts	$(1,350,475)	$(746,075)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $28.9 million and $26.6 million, respectively for the three and nine months ended September 30, 2019 and $29.5 million and $19.3 million, respectively, for the three and nine months ended September 30, 2018.

Note 6 – Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the three and nine months ended September 30, 2019 and 2018. This information has been derived from information presented in the financial statements. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended September 30, 2019	Three months ended September 30, 2018	Nine months ended September 30, 2019	Nine months ended September 30, 2018
Per Share Operation Performance
Net asset value at beginning of period	$15.72	$16.22	$16.20	$17.85
Income from investment operations:
Investment income	0.10	0.09	0.30	0.26
Net realized and unrealized loss on commodity futures contracts	(0.17)	(0.32)	(0.56)	(1.79)
Total expenses, net	(0.14)	(0.16)	(0.43)	(0.49)
Net decrease in net asset value	(0.21)	(0.39)	(0.69)	(2.02)
Net asset value at end of period	$15.51	$15.83	$15.51	$15.83
Total Return	(1.34)%	(2.40)%	(4.26)%	(11.32)%
Ratios to Average Net Assets (Annualized)
Total expenses	3.56%	6.24%	4.15%	6.35%
Total expenses, net	3.56	3.84%	3.68%	3.84%
Net investment loss	(1.10)%	(1.64)%	(1.09)%	(1.82)%

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

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended September 30, 2019 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund.

TEUCRIUM SUGAR FUND
 STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets
Cash and cash equivalents	$9,916,912	$10,261,941
Interest receivable	40	90
Other assets	42,024	4,621
Equity in trading accounts:
Commodity futures contracts	5,676	233,979
Due from broker	603,543	351,972
Total equity in trading accounts	609,219	585,951
Total assets	$10,568,195	$10,852,603

Liabilities
Management fee payable to Sponsor	7,601	9,918
Other liabilities	3,638	16,290
Equity in trading accounts:
Commodity futures contracts	417,936	47,656
Total liabilities	$429,175	$73,864

Net assets	$10,139,020	$10,778,739

Shares outstanding	1,525,004	1,525,004

Shares Authorized	10,050,000	10,525,000

Net asset value per share	$6.65	$7.07

Market value per share	$6.67	$7.09

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND
 SCHEDULE OF INVESTMENTS
September 30, 2019
(Unaudited)

Description: Assets	Fair Value	Percentage of Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio (cost $102)	$102	0.00%	102

			Principal Amount
U.S. Treasury Obligations
U.S. Treasury Bills 1.90% (cost: $583,150 due 10/22/2019) (a)(b)	$583,363	5.75%	584,000

Commercial Paper
Jabil Inc. 2.40% (cost: $2,491,571 due 10/24/2019)	$2,496,199	24.62%	2,500,000
Total Cash Equivalents	$3,079,664	30.37%

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States sugar futures contracts
ICE sugar futures JUL20 (212 contracts)	$5,676	0.06%	$3,051,104

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States sugar futures contracts
ICE sugar futures MAY20 (249 contracts)	$180,041	1.77%	$3,555,720
ICE sugar futures MAR21 (234 contracts)	237,895	2.35	3,543,322
Total commodity futures contracts	$417,936	4.12%	$7,099,042

(a) Discount yield at the time of purchase inclusive of collateral fees.
(b) All of the security is held by the broker as collateral for open futures contracts.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND
SCHEDULE OF INVESTMENTS
December 31, 2018

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio (cost $100)	$100	0.00%	100

			Principal Amount
Commercial Paper
Enbridge Energy Partners, L.P. 2.98% (cost: $2,491,806 due 1/15/2019)	$2,497,132	23.17%	2,500,000
Total Cash Equivalents	$2,497,232	23.17%

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

TEUCRIUM SUGAR FUND
 STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized (loss) gain on commodity futures contracts	$(153,090)	$(1,477,762)	$139,578	$(2,775,629)
Net change in depreciation on commodity futures contracts	(389,491)	(458,729)	(598,583)	(1,067,192)
Interest income	55,606	79,414	188,495	168,093
Total loss	(486,975)	(1,857,077)	(270,510)	(3,674,728)

Expenses
Management fees	23,368	38,405	74,964	87,252
Professional fees	17,095	70,533	94,239	151,748
Distribution and marketing fees	61,897	71,249	170,183	203,125
Custodian fees and expenses	6,639	9,817	22,365	27,762
Business permits and licenses fees	4,197	3,064	13,088	22,610
General and administrative expenses	4,364	8,604	24,663	20,345
Brokerage commissions	-	8,613	3,471	15,246
Other expenses	467	3,185	2,018	9,513
Total expenses	118,027	213,470	404,991	537,601

Expenses waived by the Sponsor	(37,193)	(71,371)	(136,629)	(218,270)

Total expenses, net	80,834	142,099	268,362	319,331

Net loss	$(567,809)	$(1,999,176)	$(538,872)	$(3,994,059)

Net loss per share	$(0.45)	$(0.99)	$(0.42)	$(3.16)
Net loss per weighted average share	$(0.41)	$(0.91)	$(0.38)	$(2.58)
Weighted average shares outstanding	1,386,961	2,203,265	1,415,480	1,546,341

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND
 STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2019	September 30, 2018
Operations
Net loss	$(538,872)	$(3,994,059)
Capital transactions
Issuance of Shares	3,306,553	16,721,415
Redemption of Shares	(3,407,400)	(3,998,005)
Total capital transactions	(100,847)	12,723,410
Net change in net assets	(639,719)	8,729,351

Net assets, beginning of period	$10,778,739	$6,363,710

Net assets, end of period	$10,139,020	$15,093,061

Net asset value per share at beginning of period	$7.07	$9.79

Net asset value per share at end of period	$6.65	$6.63

Creation of Shares	475,000	2,200,000
Redemption of Shares	475,000	575,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND
 STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2019	September 30, 2018
Cash flows from operating activities:
Net loss	$(538,872)	$(3,994,059)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized depreciation on commodity futures contracts	598,583	1,067,192
Changes in operating assets and liabilities:
Due from broker	(251,571)	(2,143,742)
Interest receivable	50	(29)
Other assets	(37,403)	(2,070)
Management fee payable to Sponsor	(2,317)	7,328
Other liabilities	(12,652)	50,264
Net cash used in operating activities	(244,182)	(5,015,116)

Cash flows from financing activities:
Proceeds from sale of Shares	3,306,553	16,721,415
Redemption of Shares	(3,407,400)	(3,998,005)
Net cash (used in) provided by financing activities	(100,847)	12,723,410

Net change in cash and cash equivalents	(345,029)	7,708,294
Cash and cash equivalents beginning of period	10,261,941	5,929,275
Cash and cash equivalents end of period	$9,916,912	$13,637,569

The accompanying notes are an integral part of these financial statements.

 NOTES TO FINANCIAL STATEMENTS
September 30, 2019
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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year ending December 31, 2019.

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

ED&F Man Capital Markets, Inc. (“ED&F Man”) serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. ED&F Man is registered as a FCM with the U.S. CFTC and is a member of the NFA. ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA. ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar and Wheat Futures Contracts ED&F Man is paid $9.00 per round turn. Prior to August 21, 2019, these expenses were recorded in brokerage commissions on the statements of operations. Beginning on August 21, 2019, these expenses were recognized on a per-trade basis. The half-turn is recognized as an unrealized loss on the statements of operations for contracts that have been purchased since the change in recognition, and a full turn is recognized as a realized loss on the statements of operations when a contract is sold. A summary of these expenses is included below.

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

The Sponsor employs Exchange Traded Concepts, LLC ("ETC") as the Marketing Agent, providing certain marketing consulting services in connection with the content strategy and e-mail marketing for the Funds. For its services as the Marketing Agent, ETC receives $2,500 a month and 0.02% of the Fund's average daily net assets, when assets are above the combined amount of $160 million. These services are recorded in distribution and marketing fees on the statements of the operations. A summary of these expenses is included below:

	Three months ended September 30, 2019	Three months ended September 30, 2018	Nine months ended September 30, 2019	Nine months ended September 30, 2018
Amount Recognized for Custody Services	$6,639	$9,817	$22,365	$27,762
Amount of Custody Services Waived	$1,965	$5,867	$7,372	$15,150

Amount Recognized for Distribution Services	$2,756	$3,861	$10,746	$10,464
Amount of Distribution Services Waived	$1,851	$2,709	$5,293	$6,262

Amount Recognized for Brokerage Commissions	$-	$8,613	$3,471	$15,246
Amount of Brokerage Commissions Waived	$-	$-	$-	$-

Amount Recognized for Wilmington Trust	$224	$334	$224	$334
Amount of Wilmington Trust Waived	$224	$-	$224	$-

Amount Recognized for ETC	$1,289	$-	$2,521	$-
Amount of ETC Waived	$1,289	$-	$1,693	$-

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as detailed in the Financial Accounting Standards Board’s Accounting Standards Codification.

Revenue Recognition

Commodity futures contracts are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized appreciation or depreciation on commodity futures contracts are reflected in the statements of operations as the difference between the original contract amount and the fair market value as of the last business day of the year or as of the last date of the financial statements. Beginning on August 21, 2019, brokerage commission expenses were recognized on a per-trade basis. The half-turn is recognized as an unrealized loss on the statements of operations for contracts that have been purchased since the change in recognition, and a full turn is recognized as a realized loss on the statements of operations when a contract is sold. Changes in the appreciation or depreciation between periods are reflected in the statements of operations. Interest on cash equivalents with financial institutions are recognized on the accrual basis. The Funds earn interest on funds held at the custodian and other financial institutions at prevailing market rates for such investments.

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

Brokerage Commissions

Beginning on August 21, 2019, the Sponsor began recognizing the expense for brokerage commissions for futures contract trades on a per-trade basis. Prior to the change, brokerage commissions on all open commodity futures contracts were accrued on the trade date and on a full-turn basis. The below table shows the amounts included on the statements of operations as unrealized losses atrributed to brokerage commissions as of September 30, 2019.

CANE
Unrealized Loss Attributed to Brokerage Commissions	$1,355

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2016 to 2018, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for tax benefits as of September 30, 2019 and for the years ended December 31, 2018, 2017 and 2016. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three and nine months ended September 30, 2019 and 2018.

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

	September 30, 2019	December 31, 2018
Money Market Funds	$102	$100
Demand Deposit Savings Accounts	6,837,248	7,764,709
Commercial Paper	2,496,199	2,497,132
Treasury Bills	583,363	-
Total cash and cash equivalents as presented on the Statement of Assets and Liabilities	$9,916,912	$10,261,941

Due from/to Broker

The amount recorded by the Fund for the amount due from and to the clearing broker includes, but is not limited to, cash held by the broker, amounts payable to the clearing broker related to open transactions, payables for commodities futures accounts liquidating to an equity balance on the clearing broker’s records, and amounts of brokerage commissions paid and recognized as unrealized losses.

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

	Three months ended September 30, 2019	Three months ended September 30, 2018	Nine months ended September 30, 2019	Nine months ended September 30, 2018
Recognized Related Party Transactions	$30,609	$44,971	$155,364	$152,305
Waived Related Party Transactions	$24,846	$18,149	$55,319	$62,360

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

CANE
Three months ended September 30, 2019	$37,193
Three months ended September 30, 2018	$71,371
Nine months ended September 30, 2019	$136,629
Nine months ended September 30, 2018	$218,270

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

On September 30, 2019 and December 31, 2018, in the opinion of the Trust and the Fund, the reported value of the Sugar Futures Contracts traded on the ICE fairly reflected the value of the Sugar Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

For the three and nine months ended September 30, 2019 and year ended December 31, 2018, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-07: “Codification Updates to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates.” The amendments improve, update, and simplify the SEC’s regulations on financial reporting and disclosure. The amendments were adopted for the quarter ended September 30, 2019; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2019-04: “Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and hedging, and Topic 825, Financial Instruments.” The amendments clarify and improve areas of guidance related to the recently issued standards on credit losses, hedging, and recognition and measurement, specifically relating to ASU 2017-12. The amendments were early adopted for the quarter ended June 30, 2019; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of September 30, 2019 and December 31, 2018:

September 30, 2019

Assets:	Level 1	Level 2	Level 3	Balance as of September 30, 2019
Cash Equivalents	$3,079,664	$-	$-	$3,079,664
Sugar futures contracts	5,676	-	-	5,676
Total	$3,085,340	$-	$-	$3,085,340

Liabilities	Level 1	Level 2	Level 3	Balance as of September 30, 2019
Sugar futures contracts	$417,936	$-	$-	$417,936

December 31, 2018

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2018
Cash Equivalents	$2,497,232	$-	$-	$2,497,232
Sugar Futures Contracts	233,979	-	-	233,979
Total	$2,731,211	$-	$-	$2,731,211

Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2018
Sugar Futures Contracts	$47,656	$-	$-	$47,656

For the nine months ended September 30, 2019 and year ended December 31, 2018, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the three and nine months ended September 30, 2019 and year ended December 31, 2018, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of September 30, 2019 and December 31, 2018.

Offsetting of Financial Assets and Derivative Assets as of September 30, 2019

	(i)	(ii)	(iii)=(i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount offset in the Statement of Assets and Liabilities	Net amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Sugar futures contracts	$5,676	$-	$5,676	$5,676	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of September 30, 2019

	(i)	(ii)	(iii)=(i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount offset in the Statement of Assets and Liabilities	Net amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity Price
Sugar futures contracts	$417,936	$-	$417,936	$5,676	$412,260	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2018

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Sugar futures contracts	$233,979	$-	$233,979	$47,656	$-	$186,323

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2018

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity Price
Sugar futures contracts	$47,656	$-	$47,656	$47,656	$-	$-

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Three months ended September 30, 2019

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Sugar futures contracts	$(153,090)	$(389,491)

Three months ended September 30, 2018

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Sugar futures contracts	$(1,477,762)	$(458,729)

Nine months ended September 30, 2019

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Sugar futures contracts	$139,578	$(598,583)

Nine months ended September 30, 2018

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Sugar futures contracts	$(2,775,629)	$(1,067,192)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held were $9.4 million and $10.0 million, respectively, for the three and nine months ended September 30, 2019 and $15.5 million and $11.2 million, respectively, for the three and nine months ended September 30, 2018.

Note 6 – Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the three and nine months ended September 30, 2019 and 2018. This information has been derived from information presented in the financial statements. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended September 30, 2019	Three months ended September 30, 2018	Nine months ended September 30, 2019	Nine months ended September 30, 2018
Per Share Operation Performance
Net asset value at beginning of period	$7.10	$7.62	$7.07	$9.79
Income (loss) from investment operations:
Investment income	0.04	0.04	0.13	0.11
Net realized and unrealized loss on commodity futures contracts	(0.43)	(0.96)	(0.36)	(3.06)
Total expenses, net	(0.06)	(0.07)	(0.19)	(0.21)
Net decrease in net asset value	(0.45)	(0.99)	(0.42)	(3.16)
Net asset value at end of period	$6.65	$6.63	$6.65	$6.63
Total Return	(6.34)%	(12.99)%	(5.94)%	(32.28)%
Ratios to Average Net Assets (Annualized)
Total expenses	5.05%	5.56%	5.40%	6.16%
Total expenses, net	3.46%	3.70%	3.58%	3.66%
Net investment loss	(1.08)%	(1.63)%	(1.07)%	(1.73)%

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

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended September 30, 2019 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund.

TEUCRIUM WHEAT FUND
 STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets
Cash and cash equivalents	$49,074,793	$63,300,447
Interest receivable	153	7
Other assets	9,862	13,454
Equity in trading accounts:
Commodity futures contracts	1,084,961	-
Due from broker	1,061,347	5,867,925
Total equity in trading accounts	2,146,308	5,867,925
Total assets	$51,231,116	$69,181,833

Liabilities
Management fee payable to Sponsor	40,173	48,550
Payable for purchases of commercial paper	-	9,969,591
Other liabilities	66,653	28,419
Equity in trading accounts:
Commodity futures contracts	654,955	3,985,400
Total liabilities	$761,781	$14,031,960

Net assets	$50,469,335	$55,149,873

Shares outstanding	9,500,004	9,275,004

Shares authorized	43,175,000	15,175,000

Net asset value per share	$5.31	$5.95

Market value per share	$5.30	$5.93

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND
 SCHEDULE OF INVESTMENTS
September 30, 2019
 (Unaudited)

Description: Assets	Fair Value	Percentage of Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio (cost $119)	$119	0.00%	119

			Principal Amount
U.S. Treasury Obligations
U.S. Treasury Bills 1.89% (cost: $2,449,446 due10/22/2019) (a)(b)	$2,450,334	4.85%	2,453,000

Commercial Paper
Broadcom Inc. 2.36% (cost: $2,495,287 due 10/17/2019)	$2,497,400	4.95%	2,500,000
General Motors Financial Company, Inc. 2.32% (cost: $4,988,500 due 10/18/2019)	4,994,569	9.90	5,000,000
Jabil Inc. 2.43% (cost: $2,485,440 due 11/29/2019)	2,490,126	4.93	2,500,000
Jabil Inc. 2.43% (cost: $2,485,942 due 11/26/2019)	2,490,628	4.94	2,500,000
Newell Brands Inc. 2.35% (cost: $7,490,615 due 10/07/2019)	7,497,087	14.85	7,500,000
WGL Holdings, Inc. 2.52% (cost: $4,991,667 due 10/11/2019)	4,996,528	9.90	5,000,000
Total Commercial Paper (Total cost: $24,937,451)	$24,966,338	49.47%
Total Cash Equivalents	$27,416,791	54.32%

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures MAY20 (598 contracts)	$483,434	0.96%	$15,166,775
CBOT wheat futures DEC20 (665 contracts)	601,527	1.19	17,614,188
Total commodity futures contracts	$1,084,961	2.15%	$32,780,963

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures MAR20 (704 contracts)	$654,955	1.30%	$17,688,000

(a) Discount yield at the time of purchase inclusive of collateral fees.
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

TEUCRIUM WHEAT FUND
 STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Income
Realized and unrealized (loss) gain on trading of commodity futures contracts:
Realized (loss) gain on commodity futures contracts	$(1,553,813)	$(2,473,162)	$(9,921,063)	$2,426,687
Net change in unrealized (depreciation) or appreciation on commodity futures contracts	(2,735,769)	1,575,700	4,415,406	1,313,650
Interest income	320,662	363,665	1,069,721	983,049
Total (loss) income	(3,968,920)	(533,797)	(4,435,936)	4,723,386

Expenses
Management fees	129,276	165,894	408,185	501,049
Professional fees	81,432	129,130	288,217	399,434
Distribution and marketing fees	145,365	304,791	567,573	899,685
Custodian fees and expenses	24,562	31,804	77,089	116,245
Business permits and licenses fees	10,342	2,151	24,873	20,759
General and administrative expenses	16,090	21,110	60,177	82,612
Brokerage commissions	-	16,589	14,841	51,732
Other expenses	2,586	7,736	8,164	36,383
Total expenses	409,653	679,205	1,449,119	2,107,899

Expenses waived by the Sponsor	-	(43,831)	(2,500)	(188,615)

Total expenses, net	409,653	635,374	1,446,619	1,919,284

Net (loss) income	$(4,378,573)	$(1,169,171)	$(5,882,555)	$2,804,102

Net (loss) income per share	$(0.44)	$(0.13)	$(0.64)	$0.25
Net (loss) income per weighted average share	$(0.45)	$(0.12)	$(0.59)	$0.27
Weighted average shares outstanding	9,692,124	10,052,993	9,982,605	10,321,616

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND
 STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2019	September 30, 2018
Operations
Net (loss) income	$(5,882,555)	$2,804,102
Capital transactions
Issuance of Shares	10,960,965	12,997,590
Redemption of Shares	(9,758,948)	(15,604,160)
Total capital transactions	1,202,017	(2,606,570)
Net change in net assets	(4,680,538)	197,532

Net assets, beginning of period	$55,149,873	$61,416,019

Net assets, end of period	$50,469,335	$61,613,551

Net asset value per share at beginning of period	$5.95	$5.99

Net asset value per share at end of period	$5.31	$6.24

Creation of Shares	2,000,000	2,000,000
Redemption of Shares	1,775,000	2,375,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND
 STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2019	September 30, 2018
Cash flows from operating activities:
Net (loss) income	$(5,882,555)	$2,804,102
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Net change in unrealized appreciation on commodity futures contracts	(4,415,406)	(1,313,650)
Changes in operating assets and liabilities:
Due from broker	4,806,578	521,368
Payable for purchases of commercial paper	(9,969,591)	4,986,999
Interest receivable	(146)	181
Other assets	3,592	(887)
Management fee payable to Sponsor	(8,377)	(316)
Other liabilities	38,234	93,356
Net cash (used in) provided by operating activities	(15,427,671)	7,091,153

Cash flows from financing activities:
Proceeds from sale of Shares	10,960,965	12,997,590
Redemption of Shares	(9,758,948)	(15,604,160)
Net cash provided by (used in) financing activities	1,202,017	(2,606,570)

Net change in cash and cash equivalents	(14,225,654)	4,484,583
Cash and cash equivalents, beginning of period	63,300,447	58,932,231
Cash and cash equivalents, end of period	$49,074,793	$63,416,814

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
September 30, 2019
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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year ending December 31, 2019.

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

ED&F Man Capital Markets, Inc. (“ED&F Man”) serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. ED&F Man is registered as a FCM with the U.S. CFTC and is a member of the NFA. ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA. ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar and Wheat Futures Contracts ED&F Man is paid $9.00 per round turn. Prior to August 21, 2019, these expenses were recorded in brokerage commissions on the statements of operations. Beginning on August 21, 2019, these expenses were recognized on a per-trade basis. The half-turn is recognized as an unrealized loss on the statements of operations for contracts that have been purchased since the change in recognition, and a full turn is recognized as a realized loss on the statements of operations when a contract is sold. A summary of these expenses is included below.

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

The Sponsor employs Exchange Traded Concepts, LLC ("ETC") as the Marketing Agent, providing certain marketing consulting services in connection with the content strategy and e-mail marketing for the Funds. For its services as the Marketing Agent, ETC receives $2,500 a month and 0.02% of the Fund's average daily net assets, when assets are above the combined amount of $160 million. These services are recorded in distribution and marketing fees on the statements of the operations. A summary of these expenses is included below:

	Three months ended September 30, 2019	Three months ended September 30, 2018	Nine months ended September 30, 2019	Nine months ended September 30, 2018
Amount Recognized for Custody Services	$24,562	$31,804	$77,089	$116,244
Amount of Custody Services Waived	$-	$9,946	$-	$31,513

Amount Recognized for Distribution Services	$10,017	$13,473	$31,915	$48,591
Amount of Distribution Services Waived	$-	$-	$-	$9,354

Amount Recognized for Brokerage Commissions	$-	$16,589	$14,841	$51,732
Amount of Brokerage Commissions Waived	$-	$-	$-	$-

Amount Recognized for Wilmington Trust	$837	$967	$837	$967
Amount of Wilmington Trust Waived	$-	$-	$-	$-

Amount Recognized for ETC	$4,782	$-	$8,898	$-
Amount of ETC Waived	$-	$-	$-	$-

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as detailed in the Financial Accounting Standards Board’s Accounting Standards Codification.

Revenue Recognition

Commodity futures contracts are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized appreciation or depreciation on commodity futures contracts are reflected in the statements of operations as the difference between the original contract amount and the fair market value as of the last business day of the year or as of the last date of the financial statements.  Beginning on August 21, 2019, brokerage commission expenses were recognized on a per-trade basis. The half-turn is recognized as an unrealized loss on the statements of operations for contracts that have been purchased since the change in recognition, and a full turn is recognized as a realized loss on the statements of operations when a contract is sold. Changes in the appreciation or depreciation between periods are reflected in the statements of operations. Interest on cash equivalents with financial institutions are recognized on the accrual basis. The Funds earn interest on funds held at the custodian and other financial institutions at prevailing market rates for such investments.

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

Brokerage Commissions

Beginning on August 21, 2019, the Sponsor began recognizing the expense for brokerage commissions for futures contract trades on a per-trade basis. Prior to the change, brokerage commissions on all open commodity futures contracts were accrued on the trade date and on a full-turn basis. The below table shows the amounts included on the statements of operations as unrealized losses atrributed to brokerage commissions as of September 30, 2019.

WEAT
Unrealized Loss Attributed to Brokerage Commissions	$3,294

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2016 to 2018, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2019 and for the years ended December 31, 2018, 2017 and 2016. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three and nine months ended September 30, 2019 and 2018.

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

Cash and Cash Equivalents

	September 30, 2019	December 31, 2018
Money Market Funds	$119	$100
Demand Deposit Savings Accounts	21,658,002	25,877,514
Commercial Paper	24,966,338	37,422,833
Treasury Bills	2,450,334	-
Total cash and cash equivalents as presented on the Statement of Assets and Liabilities	$49,074,793	$63,300,447

Due from/to Broker

The amount recorded by the Fund for the amount due from and to the clearing broker includes, but is not limited to, cash held by the broker, amounts payable to the clearing broker related to open transactions, payables for commodities futures accounts liquidating to an equity balance on the clearing broker’s records and amounts of brokerage commissions paid and recognized as unrealized losses.

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

	Three months ended September 30, 2019	Three months ended September 30, 2018	Nine months ended September 30, 2019	Nine months ended September 30, 2018
Recognized Related Party Transactions	$111,788	$155,465	$444,598	$742,274
Waived Related Party Transactions	$-	$33,885	$2,500	$75,016

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

WEAT
Three months ended September 30, 2019	$-
Three months ended September 30, 2018	$43,831
Nine months ended September 30, 2019	$2,500
Nine months ended September 30, 2018	$188,615

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

On September 30, 2019 and December 31, 2018, in the opinion of the Trust and the Fund, the reported value of the Wheat Futures Contracts traded on the CBOT fairly reflected the value of the Wheat Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

For the three and nine months ended September 30, 2019 and year ended December 31, 2018, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-07: “Codification Updates to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates.” The amendments improve, update, and simplify the SEC’s regulations on financial reporting and disclosure. The amendments were adopted for the quarter ended September 30, 2019; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2019-04: “Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and hedging, and Topic 825, Financial Instruments.” The amendments clarify and improve areas of guidance related to the recently issued standards on credit losses, hedging, and recognition and measurement, specifically relating to ASU 2017-12. The amendments were early adopted for the quarter ended June 30, 2019; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of September 30, 2019 and December 31, 2018:

September 30, 2019

Assets:	Level 1	Level 2	Level 3	Balance as of September 30, 2019
Cash Equivalents	$27,416,791	$-	$-	$27,416,791
Wheat futures contracts	1,084,961	-	-	1,084,961
Total	$28,501,752	$-	$-	$28,501,752
Liabilities	Level 1	Level 2	Level 3	Balance as of September 30, 2019
Wheat futures contracts	$654,955	$-	$-	$654,955

December 31, 2018

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2018
Cash equivalents	$37,422,933	$-	$-	$37,422,933

Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2018
Wheat futures contracts	$3,985,400	$-	$-	$3,985,400

For the nine months ended September 30, 2019 and year ended December 31, 2018, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the three and nine months ended September 30, 2019 and for the year ended December 31, 2018, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of September 30, 2019 and December 31, 2018.

Offsetting of Financial Assets and Derivative Assets as of September 30, 2019

	(i)	(ii)	(iii)=(i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount offset in the Statement of Assets and Liabilities	Net amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Wheat futures contracts	$1,084,961	$-	$1,084,961	$654,955	$-	$430,006

Offsetting of Financial Liabilities and Derivative Liabilities as of September 30, 2019

	(i)	(ii)	(iii)=(i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount offset in the Statement of Assets and Liabilities	Net amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity Price
Wheat futures contracts	$654,955	$-	$654,955	$654,955	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2018

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity Price
Wheat futures contracts	$3,985,400	$-	$3,985,400	$-	$3,985,400	$-

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Three months ended September 30, 2019

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Wheat futures contracts	$(1,553,813)	$(2,735,769)

Three months ended September 30, 2018

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Wheat futures contracts	$(2,473,162)	$1,575,700

Nine months ended September 30, 2019

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Wheat futures contracts	$(9,921,063)	$4,415,406

Nine months ended September 30, 2018

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Wheat futures contracts	$2,426,687	$1,313,650

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $49.7 million and $53.7 million, respectively, for the three and nine months ended September 30, 2019 and $65.8 million  and $67.6 million, respectively, for the three and nine months ended September 30, 2018.

Note 6 – Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the three and nine months ended September 30, 2019 and 2018. This information has been derived from information presented in the financial statements. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended September 30, 2019	Three months ended September 30, 2018	Nine months ended September 30, 2019	Nine months ended September 30, 2018
Per Share Operation Performance
Net asset value at beginning of period	$5.75	$6.37	$5.95	$5.99
Income (loss) from investment operations:
Investment income	0.03	0.03	0.11	0.10
Net realized and unrealized (loss) gain on commodity futures contracts	(0.43)	(0.10)	(0.60)	0.34
Total expenses, net	(0.04)	(0.06)	(0.15)	(0.19)
Net (decrease) increase in net asset value	(0.44)	(0.13)	(0.64)	0.25
Net asset value at end of period	$5.31	$6.24	$5.31	$6.24
Total Return	(7.65)%	(2.04)%	(10.76)%	4.17%
Ratios to Average Net Assets (Annualized)
Total expenses	3.17%	4.09%	3.55%	4.21%
Total expenses, net	3.17%	3.83%	3.54%	3.83%
Net investment loss	(0.69)%	(1.64)%	(0.92)%	(1.87)%

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

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended September 30, 2019 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund.

TEUCRIUM AGRICULTURAL FUND
 STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets
Cash equivalents	$3,695	$2,862
Interest receivable	6	5
Equity in trading accounts:
Investments in securities, at fair value (cost $1,934,680 and $2,021,172 as of September 30, 2019 and December 31, 2018, respectively)	1,422,559	1,523,286
Total assets	$1,426,260	$1,526,153

Liabilities
Other liabilities	$944	$1,393

Net assets	$1,425,316	$1,524,760

Shares outstanding	75,002	75,002

Shares authorized	4,625,000	4,625,000

Net asset value per share	$19.00	$20.33

Market value per share	$18.93	$20.53

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND
 SCHEDULE OF INVESTMENTS
September 30, 2019
(Unaudited)

Description: Assets	Fair Value	Percentage of Net Assets	Shares

Exchange-traded funds
Teucrium Corn Fund	$356,364	25.00%	23,408
Teucrium Soybean Fund	349,422	24.52	22,531
Teucrium Sugar Fund	353,195	24.78	53,124
Teucrium Wheat Fund	363,578	25.51	68,437
Total exchange-traded funds (cost $1,934,680)	$1,422,559	99.81%

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio (cost $3,695)	$3,695	0.26%	3,695

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

TEUCRIUM AGRICULTURAL FUND
 STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Income
Realized and unrealized gain (loss) on trading of securities:
Realized loss on securities	$(17,514)	$(108,459)	$(83,163)	$(281,650)
Net change in unrealized (depreciation) or appreciation on securities	(66,865)	27,458	(14,235)	70,643
Interest income	16	15	50	34
Total loss	(84,363)	(80,986)	(97,348)	(210,973)

Expenses
Professional fees	934	4,543	6,373	11,315
Distribution and marketing fees	3,286	4,839	13,485	13,721
Custodian fees and expenses	331	647	1,663	1,867
Business permits and licenses fees	18	102	12,025	12,158
General and administrative expenses	115	268	1,271	1,666
Other expenses	2	140	47	537
Total expenses	4,686	10,539	34,864	41,264

Expenses waived by the Sponsor	(4,003)	(8,628)	(32,768)	(35,929)

Total expenses, net	683	1,911	2,096	5,335

Net loss	$(85,046)	$(82,897)	$(99,444)	$(216,308)

Net loss per share	$(1.14)	$(1.10)	$(1.33)	$(2.74)
Net loss per weighted average share	$(1.13)	$(1.11)	$(1.33)	$(3.29)
Weighted average shares outstanding	75,002	75,002	75,002	65,844

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND
 STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2019	September 30, 2018
Operations
Net loss	$(99,444)	$(216,308)
Capital transactions
Issuance of Shares	-	579,107
Total capital transactions	-	579,107
Net change in net assets	(99,444)	362,799

Net assets, beginning of period	$1,524,760	$1,137,639

Net assets, end of period	$1,425,316	$1,500,438

Net asset value per share at beginning of period	$20.33	$22.75

Net asset value per share at end of period	$19.00	$20.01

Creation of Shares	-	25,000
Redemption of Shares	-	-

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND
 STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2019	September 30, 2018
Cash flows from operating activities:
Net loss	$(99,444)	$(216,308)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) or depreciation on securities	14,235	(70,643)
Changes in operating assets and liabilities:
Net sale of investments in securities	86,492	(291,289)
Interest receivable	(1)	(2)
Other assets	-	(631)
Other liabilities	(449)	402
Net cash provided by (used in) operating activities	833	(578,471)

Cash flows from financing activities:
Proceeds from sale of Shares	-	579,107
Net cash provided by financing activities	-	579,107

Net change in cash equivalents	833	636
Cash equivalents, beginning of period	2,862	2,474
Cash equivalents, end of period	$3,695	$3,110

The accompanying notes are an integral part of these financial statements.

 NOTES TO FINANCIAL STATEMENTS
September 30, 2019
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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year ending December 31, 2019.

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

ED&F Man Capital Markets, Inc. (“ED&F Man”) serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. ED&F Man is registered as a FCM with the U.S. CFTC and is a member of the NFA. ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA. ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar and Wheat Futures Contracts ED&F Man is paid $9.00 per round turn. Prior to August 21, 2019, these expenses were recorded in brokerage commissions on the statements of operations. Beginning on August 21, 2019, these expenses were recognized on a per-trade basis. The half-turn is recognized as an unrealized loss on the statements of operations for contracts that have been purchased since the change in recognition, and a full turn is recognized as a realized loss on the statements of operations when a contract is sold. A summary of these expenses is included below.

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

The Sponsor employs Exchange Traded Concepts, LLC ("ETC") as the Marketing Agent, providing certain marketing consulting services in connection with the content strategy and e-mail marketing for the Funds. For its services as the Marketing Agent, ETC receives $2,500 a month and 0.02% of the Fund's average daily net assets, when assets are above the combined amount of $160 million. These services are recorded in distribution and marketing fees on the statements of the operations. A summary of these expenses is included below:

	Three months ended September 30, 2019	Three months ended September 30, 2018	Nine months ended September 30, 2019	Nine months ended September 30, 2018
Amount Recognized for Custody Services	$331	$647	$1,663	$1,867
Amount of Custody Services Waived	$331	$647	$1,663	$1,738

Amount Recognized for Distribution Services	$219	$295	$768	$844
Amount of Distribution Services Waived	$145	$295	$602	$767

Amount Recognized for Brokerage Commissions	$-	$-	$-	$-
Amount of Brokerage Commissions Waived	$-	$-	$-	$-

Amount Recognized for Wilmington Trust	$18	$24	$18	$24
Amount of Wilmington Trust Waived	$18	$24	$18	$24

Amount Recognized for ETC	$105	$-	$192	$-
Amount of ETC Waived	$66	$-	$153	$-

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as detailed in the Financial Accounting Standards Board’s Accounting Standards Codification.

Revenue Recognition

Investment transactions are accounted for on a trade-date basis. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized appreciation or depreciation on investments are reflected in the statements of assets and liabilities as the difference between the original amount and the fair market value as of the last business day of the year or as of the last date of the financial statements.  Beginning on August 21, 2019, brokerage commission expenses were recognized on a per-trade basis. The half-turn is recognized as an unrealized loss on the statements of operations for contracts that have been purchased since the change in recognition, and a full turn is recognized as a realized loss on the statements of operations when a contract is sold. Changes in the appreciation or depreciation between periods are reflected in the statements of operations.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2016 to 2018, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. This policy has been applied to all existing tax positions upon the Fund’s initial adoption. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2019 and for the years ended December 31, 2018, 2017 and 2016. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three and nine months ended September 30, 2019 and 2018.

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

Cash  and Cash Equivalents

Cash equivalents are highly-liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has these balances of its assets on deposit with banks. Assets deposited with a financial institution may, at times, exceed federally insured limits. TAGS had a balance of $3,695 and $2,862 in money market funds at September 30, 2019 and December 31, 2018, respectively; these balances are included in cash equivalents on the statements of assets and liabilities.

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

	Three months ended September 30, 2019	Three months ended September 30, 2018	Nine months ended September 30, 2019	Nine months ended September 30, 2018
Recognized Related Party Transactions	$2,449	$3,451	$11,223	$12,081
Waived Related Party Transactions	$2,013	$2,881	$9,559	$8,387

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

TAGS
Three months ended September 30, 2019	$4,003
Three months ended September 30, 2018	$8,628
Nine months ended September 30, 2019	$32,768
Nine months ended September 30, 2018	$35,929

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-07: “Codification Updates to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates.” The amendments improve, update, and simplify the SEC’s regulations on financial reporting and disclosure. The amendments were adopted for the quarter ended September 30, 2019; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2019-04: “Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and hedging, and Topic 825, Financial Instruments.” The amendments clarify and improve areas of guidance related to the recently issued standards on credit losses, hedging, and recognition and measurement, specifically relating to ASU 2017-12. The amendments were early adopted for the quarter ended June 30, 2019; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2. The following table presents information about the Fund’s assets and liabilities measured at fair value as of September 30, 2019 and December 31, 2018:

September 30, 2019

Assets:	Level 1	Level 2	Level 3	Balance as of September 30, 2019
Exchange Traded Funds	$1,422,559	$-	$-	$1,422,559
Cash Equivalents	3,695	-	-	3,695
Total	$1,426,254	$-	$-	$1,426,254

December 31, 2018

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2018
Exchange Traded Funds	$1,523,286	$-	$-	$1,523,286
Cash Equivalents	2,862	-	-	2,862
Total	$1,526,148	$-	$-	$1,526,148

For the nine months ended September 30, 2019 and year ended December 31, 2018, the Fund did not have any transfers between any of the level of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the three and nine months ended September 30, 2019 and 2018. This information has been derived from information presented in the financial statements. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended September 30, 2019	Three months ended September 30, 2018	Nine months ended September 30, 2019	Nine months ended September 30, 2018
Per Share Operation Performance
Net asset value at beginning of period	$20.14	$21.11	$20.33	$22.75
Loss from investment operations:
Net realized and unrealized loss on investment transactions	(1.13)	(1.08)	(1.30)	(2.66)
Total expenses, net	(0.01)	(0.02)	(0.03)	(0.08)
Net decrease in net asset value	(1.14)	(1.10)	(1.33)	(2.74)
Net asset value at end of period	$19.00	$20.01	$19.00	$20.01
Total Return	(5.66)%	(5.21)%	(6.54)%	(12.04)%
Ratios to Average Net Assets (Annualized)
Total expenses	1.30%	2.70%	3.16%	3.83%
Total expenses, net	0.19%	0.49%	0.19%	0.50%
Net investment loss	(0.19)%	(0.49)%	(0.19)%	(0.50)%

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

Note 7 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended September 30, 2019 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund.

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

Each Benchmark is rebalanced periodically to ensure that each of the Benchmark Component Futures Contracts is weighted in the same proportion as in the investment objective for each Fund. The following tables reflect the September 30, 2019, Benchmark Component Futures Contracts weights for each of the Funds, the contract held is identified by the generally accepted nomenclature of contract month and year, which may differ from the month in which the contract expires:

CORN Benchmark Component Futures Contracts	Notional Value	Weight (%)

CBOT Corn Futures (1,613 contracts, MAR20)	$32,219,675	35%
CBOT Corn Futures (1,356 contracts, MAY20)	27,475,950	30
CBOT Corn Futures (1,532 contracts, DEC20)	31,271,950	35

Total at September 30, 2019	$90,967,575	100%

SOYB Benchmark Component Futures Contracts	Notional Value	Weight (%)

CBOT Soybean Futures (213 contracts, JAN20)	$9,792,675	35%
CBOT Soybean Futures (180 contracts, MAR20)	8,370,000	30
CBOT Soybean Futures (204 contracts, NOV20)	9,733,350	35

Total at September 30, 2019	$27,896,025	100%

CANE Benchmark Component Futures Contracts	Notional Value	Weight (%)

ICE Sugar Futures (249 contracts, MAY20)	$3,555,720	35%
ICE Sugar Futures (212 contracts, JUL20)	3,051,104	30
ICE Sugar Futures (234 contracts, MAR21)	3,543,322	35

Total at September 30, 2019	$10,150,146	100%

WEAT Benchmark Component Futures Contracts	Notional Value	Weight (%)

CBOT Wheat Futures (704 contracts, MAR20)	$17,688,000	35%
CBOT Wheat Futures (598 contracts, MAY20)	15,166,775	30
CBOT Wheat Futures (665 contracts, DEC20)	17,614,188	35

Total at September 30, 2019	$50,468,963	100%

TAGS Benchmark Component Futures Contracts	Fair Value	Weight (%)
Shares of Teucrium Corn Fund (23,408 shares)	$356,364	25%
Shares of Teucrium Soybean Fund (22,531 shares)	349,422	25
Shares of Teucrium Wheat Fund (68,437 shares)	363,578	25
Shares of Teucrium Sugar Fund (53,124 shares)	353,195	25

Total at September 30, 2019	$1,422,559	100%

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

The total portfolio composition for each Fund is disclosed each business day that the NYSE Arca is open for trading on the Fund’s website. The website for CORN is www.teucriumcornfund.com, for CANE is www.teucriumcanefund.com, for SOYB is www.teucriumsoybfund.com, for WEAT is www.teucriumweatfund.com, and for TAGS is www.teucriumtagsfund.com. These sites are accessible at no charge. The website disclosure of portfolio holdings is made daily and includes, as applicable, the name and value of each Futures Contract, other commodity interests and the amount of cash and cash equivalents held in the Fund’s portfolio. The specific types of other commodity interests held (if any, which may include options on futures contracts and derivative contracts such as swaps) (collectively, “Other Commodity Interests,” and together with Futures Contracts, “Commodity Interests” or “Interests”) (in addition to futures contracts, options on futures contracts and derivative contracts) that are tied to various commodities are entered into outside of public exchanges. These “over-the-counter” contracts are entered into between two parties in private contracts, or on a swap execution facility (“SEF”) for standardized swaps. For example, unlike Futures Contracts, which are guaranteed by a clearing organization, each party to an over-the-counter derivative contract bears the credit risk of the other party (unless such over-the-counter swap is cleared through a derivatives clearing organization (“DCO”)), i.e., the risk that the other party will not be able to perform its obligations under its contract, and characteristics of such Other Commodity Interests.

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

The Funds earn interest and other income (“interest income”) from cash equivalents that it purchases and on cash it holds through the Custodian or other financial institutions. The Sponsor anticipates that the interest income will increase the NAV of each Fund. The Funds apply the interest income to the acquisition of additional investments or use it to pay its expenses. If the Fund reinvests the earned interest income, it makes investments that are consistent with its investment objectives as disclosed. Any cash equivalent invested by a Fund will have original maturity dates of three months or less at inception. Any cash equivalents invested by a Fund will be deemed by the Sponsor to be of investment grade quality. At the end of the quarter, available cash balances in each of the Funds were invested in the Fidelity Institutional Money Market Funds – Government Portfolio, in demand deposits at Mechanics Bank, and in commercial paper with maturities of ninety days or less. On February 1, 2019, in CORN, SOYB, CANE, and WEAT, the Sponsor elected to invest a portion of the amount of funds required to be on deposit with the FCM as initial margin in U.S. Treasury obligations with time to maturity of 90 days or less. The obligations are purchased and held in the respective Fund accounts through the FCM.

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

Under the Trust Agreement, the Sponsor is solely responsible for management, and conducts or directs the conduct of the business of the Trust, the Funds, and any other Fund that may from time to time be established and designated by the Sponsor. The Sponsor is required to oversee the purchase and sale of Shares by firms designated as “Authorized Purchasers” and to manage the Funds’ investments, including to evaluate the credit risk of futures commission merchants and swap counterparties and to review daily positions and margin/collateral requirements. The Sponsor has the power to enter into agreements as may be necessary or appropriate for the offer and sale of the Funds’ Shares and the conduct of the Trust’s activities. Accordingly, the Sponsor is responsible for selecting the Trustee, Administrator, Distributor, the independent registered public accounting firm of the Trust, and any legal counsel employed by the Trust. The Sponsor is also responsible for preparing and filing periodic reports on behalf of the Trust with the SEC and providing any required certification for such reports. No person other than the Sponsor and its principals was involved in the organization of the Trust or the Funds.

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

Performance Summary

This report covers the periods from January 1 to September 30, 2019 for each Fund. Total expenses are presented both gross and net of any expenses waived or paid by the Sponsor that would have been incurred by the Funds (“expenses waived by the Sponsor”).

CORN Per Share Operation Performance
Net asset value at beginning of period	$16.11
Income from investment operations:
Investment income	0.31
Net realized and unrealized loss on commodity futures contracts	(0.77)
Total expenses	(0.43)
Net decrease in net asset value	(0.89)
Net asset value end of period	$15.22
Total Return	(5.52)%
Ratios to Average Net Assets (Annualized)
Total expenses	3.64%
Total expenses, net	3.61%
Net investment loss	(1.02)%

SOYB Per Share Operation Performance
Net asset value at beginning of period	$16.20
Loss from investment operations:
Investment income	0.30
Net realized and unrealized loss on commodity futures contracts	(0.56)
Total expenses	(0.43)
Net decrease in net asset value	(0.69)
Net asset value at end of period	$15.51
Total Return	(4.26)%
Ratios to Average Net Assets (Annualized)
Total expenses	4.15%
Total expenses, net	3.68%
Net investment loss	(1.09)%

CANE Per Share Operation Performance
Net asset value at beginning of period	$7.07
Income from investment operations:
Investment income	0.13
Net realized and unrealized gain on commodity futures contracts	(0.36)
Total expenses	(0.19)
Net increase in net asset value	(0.42)
Net asset value at end of period	$6.65
Total Return	(5.94)%
Ratios to Average Net Assets (Annualized)
Total expenses	5.40%
Total expenses, net	3.58%
Net investment loss	(1.07)%

WEAT Per Share Operation Performance
Net asset value at beginning of period	$5.95
Loss from investment operations:
Investment income	0.11
Net realized and unrealized loss on commodity futures contracts	(0.60)
Total expenses	(0.15)
Net decrease in net asset value	(0.64)
Net asset value at end of period	$5.31
Total Return	(10.76)%
Ratios to Average Net Assets (Annualized)
Total expenses	3.55%
Total expenses, net	3.54%
Net investment loss	(0.92)%

TAGS Per Share Operation Performance
Net asset value at beginning of period	$20.33
Loss from investment operations:
Net realized and unrealized loss on investment transactions	(1.30)
Total expenses	(0.03)
Net decrease in net asset value	(1.33)
Net asset value at end of period	$19.00
Total Return	(6.54)%
Ratios to Average Net Assets (Annualized)
Total expenses	3.16%
Total expenses, net	0.19%
Net investment loss	(0.19)%

Past performance of a Fund is not necessarily indicative of future performance.

Results of Operations

The following includes a section for each Fund of the Trust.

The discussion below addresses the material changes in the results of operations for the three and nine months ended September 30, 2019 compared to the same periods in 2018. The following includes a section for each Fund of the Trust for the periods in which each Fund was in operation. CORN, SOYB, WEAT, CANE and TAGS each operated for the entirety of all periods.

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

The Fund generally pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. Each Fund also pays its portion of the fees and expenses associated with the Trust’s tax accounting and reporting requirements. Certain aggregate expenses common to all Funds within the Trust are allocated by the Sponsor to the respective funds based on activity drivers deemed most appropriate by the Sponsor for such expenses, including but not limited to relative assets under management and creation order activity. These aggregate common expenses include, but are not limited to, legal, auditing, accountingand financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to services provided by the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Funds and are, primarily, included as distribution and marketing fees on the statements of operations. These amounts, for the Trust and for each Fund, are detailed in the notes to the financial statements included in Part II of this filing.

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

On September 30, 2019, the Fund had 5,975,004 shares outstanding and net assets of $90,963,564. This is in comparison to 4,150,004 shares outstanding and net assets of $65,729,363 on September 30, 2018 and 5,875,004 shares outstanding with net assets of $96,373,394 on June 30, 2019. Shares outstanding increased by 1,825,000 or 44% for the period ended September 30, 2019 when compared to September 30, 2018 and increased by 100,000 or 2% for the period ended September 30, 2019 when compared to June 30, 2019. This increase year over year was, in the opinion of management, due to the continued low price of corn relative to historical levels and concerns over the U.S. weather during the harvest period.

Total net assets for the Fund were $90,963,564 on September 30, 2019 compared to $65,729,363 on September 30, 2018 and $96,373,394 on June 30, 2019. The Net Asset Values (“NAV”) per share related to these balances were $15.22, $15.84 and $16.40, respectively. This represents an increase in total net assets year over year of 38%, driven by a combination of an increase in total shares outstanding of 44% and a decrease in the NAV per share of ($0.62) or 4%. When comparing September 30, 2019 with June 30, 2019, there was a decrease in total net assets of 6%, driven by a combination of a decrease in the NAV per share of ($1.18) or 7% and an increase in total shares outstanding of 2%. The closing prices per share for September 30, 2019 and 2018 and June 30, 2019, as reported by the NYSE Arca, were $15.18, $15.87 and $16.44, respectively. The change from September 30, 2019 over the same period last year was a 4% decrease, and an 8% decrease from June 30, 2019.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to September 30, 2019 and serves to illustrate the relative changes of these components.

The total loss for the three-month period ended September 30, 2019 was ($6,305,081) resulting primarily from the net change in realized loss on commodity futures contracts totaling ($2,067,780), and by a net change in unrealized depreciation of commodity futures contracts of ($4,814,068). Total loss was ($1,727,463) in the same period of 2018. The total loss for the nine-month period ended September 30, 2019 was ($4,128,014) resulting primarily from the net change in realized loss on commodity futures contracts totaling ($5,160,830), and by a net change in unrealized depreciation of commodity futures contracts of ($397,531). Total loss was ($2,685,331) in the same period of 2018. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contract given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark, 4) the number of contracts held and then sold for either circumstance aforementioned and 5) the full-turn brokerage commission fee is recognized when a contract is sold. Unrealized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month and 2) the half-turn brokerage commission fee is recognized as an unrealized loss when contracts are purchased. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Interest income and other income for the three-month period ended September 30, 2019 and 2018, respectively, was $576,767 and $402,187. Interest income and other income for the nine-month period ended September 30, 2019 and 2018, respectively, was $1,430,347 and $1,083,119. This increase year over year was partially the result of the Sponsor investing, at times, a portion of the available cash for the Fund in alternative demand deposit savings accounts with more attractive overnight deposit rates. The Fund also invests in investment grade commercial paper with maturities of ninety days or less, these investments provide a higher rate than money market products offered in the past. Effective February 1, 2019, the Fund began investing a portion of the cash held at the broker for initial margin in short-term U.S. Treasury Securities. Interest rates paid on cash balances of the Fund have increased beginning March 2017 and continued to increase through June 2019. These higher levels of interest rates are projected to decline in 2019 and into 2020.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the three-month period ended September 30, 2019 were $814,454 and for the same period in 2018 were $683,626. This represents a $130,828 or 19% increase for 2019 over 2018. The increase for 2019 was driven by increases in: 1) a $53,398 or 30% increase in management fee paid to the Sponsor as a result of higher average net assets; 2) a $88,951 or 31% increase in distribution and marketing expenses; 3) a $25,044 or 85% increase in custodian fees and expenses; 4) a $3,472 or 286% increase in business permits and licenses; and 5) a $12,500 or 55% increase in general and administrative expenses. These increases were partially offset by: 1) a ($18,565) or a 15% decrease in professional fees related to auditing, legal and tax preparation fees; 2) a ($25,560) or 100% decrease in brokerage commissions due to a change in accounting policy; and 3) a ($8,412) or 64% decrease in other expenses. The increases were due, in general, to the increase in the average assets under management relative to the other Funds. The total expense ratio gross of expenses waived by the Sponsor for the three-month periods were 3.48% in 2019 and 3.78% in 2018. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the nine-month period ended September 30, 2019 were $2,007,661 and for the same period in 2018 were $2,109,243. This represents a ($101,582) or 5% decrease for 2019 over 2018. The decrease for 2019 was driven by decreases in: 1) a ($23,112) or 6% decrease in professional fees related to auditing, legal and tax preparation fees; 2) a ($34,273) or a 4% decrease in distribution and marketing expenses; 3) a ($8,060) or 37% decrease in business permits and licenses; 4) a ($712) or 1% decrease in general and administrative expenses; 5) a ($48,102) or 72% decrease in brokerage commissions due to a change in accounting policy; and 6) a ($24,308) or 69% decrease in other expenses. These decreases were partially offset by 1) a $9,156 or 2% increase in management fee paid to the Sponsor as a result of higher average net assets; and 2) a $27,829 or 31% increase in custodian fees and expense. The total expense ratio gross of expenses waived by the Sponsor for the nine-month periods were 3.64% in 2019 and 3.89% in 2018. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the three-month period ended September 30, 2019 and 2018, the Sponsor waived fees of $10,000 and $32,123, respectively. For the nine-month period ended September 30, 2019 and 2018, the Sponsor waived fees of $15,639 and $170,846, respectively. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for the three-month period ended September 30, 2019 and 2018 were $804,454 and $651,503, respectively. The total expense ratio net of expenses waived by the Sponsor was 3.43% in 2019 and 3.60% in 2018. Net investment loss, which includes the impact of expenses and interest income, was 0.97% in 2019 and 1.38% in 2018.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for the nine-month period ended September 30, 2019 and 2018 were $1,992,022 and $1,938,397, respectively. The total expense ratio net of expenses waived by the Sponsor was 3.61% in 2019 and 3.58% in 2018. Net investment loss, which includes the impact of expenses and interest income, was 1.02% in 2019 and 1.58% in 2018.

Other than the management fee to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day-to-day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one year, or commitments regardless of the level of assets under management. The structure of the Fund and the nature of the expenses are such that as total net assets grow, there is a scalability of expenses that may allow the total expense ratio to be reduced. However, if total net assets for the Fund fall, the total expense ratio of the Fund will increase unless additional reductions are made by the Sponsor to the daily expense accruals. The Sponsor can elect to adjust the daily expense accruals at its discretion based on market conditions and other Fund considerations.

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

On September 30, 2019, the Fund had 1,800,004 shares outstanding and net assets of $27,915,287. This is in comparison to 1,825,004 shares outstanding and net assets of $28,897,319 on September 30, 2018 and 2,100,004 shares outstanding with net assets of $33,021,388 on June 30, 2019. Shares outstanding decreased by 25,000 or 1% for the period ended September 30, 2019 when compared to September 30, 2018 and decreased by 300,000 or 14% for the period ended September 30, 2019 when compared to June 30, 2019. The decrease year over year is due, in the opinion of management, to concerns over the U.S. weather during the growing and harvest season and geopolitical concerns over the impact of proposed tariffs.

Total net assets for the Fund were $27,915,287 on September 30, 2019 compared to $28,897,319 on September 30, 2018 and $33,021,388 on June 30, 2019. The Net Asset Values (“NAV”) per share related to these balances were $15.51, $15.83 and $15.72, respectively. This represents a decrease in total net assets for the year over year of 3%, driven by a combination of a decrease in total shares outstanding of 1% and a decrease in the NAV per share of ($0.32) or 2%. When comparing September 30, 2019 with June 30, 2019, there was a decrease in total net assets of 15%, driven by a decrease in total shares outstanding of 14%. The closing prices per share for September 30, 2019 and 2018 and June 30, 2019, as reported by the NYSE Arca, were $15.51, $15.85 and $15.73, respectively. The change from September 30, 2019 over the same period last year was a 2% decrease, and a 1% decrease from June 30, 2019.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to September 30, 2019 and serves to illustrate the relative changes of these components.

The total loss for the three-month period ended September 30, 2019 was ($305,701) resulting primarily from the net change in realized gain on commodity futures contracts totaling $133,912 and by a net change in unrealized depreciation of commodity futures contracts of ($626,737). Total loss was ($292,647) in the same period of 2018. The total income for the nine-month period ended September 30, 2019 was $135,214 resulting primarily from the net change in realized loss on commodity futures contracts totaling ($1,019,501) and by a net change in unrealized appreciation of commodity futures contracts of $615,338. Total loss was ($1,816,003) in the same period of 2018. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contract given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark, 4) the number of contracts held and then sold for either circumstance aforementioned and 5) the full-turn brokerage commission fee is recognized when a contract is sold. Unrealized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month and 2) the half-turn brokerage commission fee is recognized as an unrealized loss when contracts are purchased. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Interest income and other income for the three-month periods ended September 30, 2019 and 2018, respectively, was $187,124 and $149,890. Interest income and other income for the nine-month periods ended September 30, 2019 and 2018, respectively, was $539,377 and $280,547. This increase year over year was partially the result of the Sponsor investing, at times, a portion of the available cash for the Fund in alternative demand deposit savings accounts with more attractive overnight deposit rates. The Fund also invests in investment grade commercial paper with maturities of ninety days or less, these investments provide a higher rate than money market products offered in the past. Effective February 1, 2019, the Fund began investing a portion of the cash held at the broker for initial margin in short-term U.S. Treasury Securities. Interest rates paid on cash balances of the Fund have increased beginning March 2017 and continued to increase through June 2019. These higher levels of interest rates are projected to decline in 2019 and into 2020.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the three-month period ended September 30, 2019 were $271,010 and for the same period in 2018 were $424,902. This represents a $153,892 or 36% decrease for 2019 over 2018. The decrease year over year was driven by decreases in: 1) a ($56,785) or 58% decrease in professional fees related to auditing, legal and tax preparation fees; 2) a ($64,419) or 35% decrease in distribution and marketing expenses; 3) a ($15,287) or 48% decrease in custodian fees and expenses; 4) a ($4,807) or 44% decrease in business permits and licenses; 5) a ($6,505) or 33% decrease in general and administrative expenses; 6) a ($5,500) or 100% decrease in brokerage commissions due to a change in accounting policy; and 7) a ($8,590) or 92% decrease in other expenses. These decreases were partially offset by a $8,001 or a 12% increase in management fees payable to the Sponsor as a result of higher average net assets. The decrease in expenses is primarily due to lower average net assets in 2019 compared to the other Funds. The total expense ratio gross of expenses waived by the Sponsor for these periods was 3.56% in 2019 and 6.24% in 2018. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the nine-month period ended September 30, 2019 were $862,957 and for the same period in 2018 were $881,035. This represents a $18,078 or 2% decrease for 2019 over 2018. The decrease year over year was driven by decreases in: 1) a ($50,076) or 26% decrease in professional fees related to auditing, legal and tax preparation fees; 2) a ($12,012) or 3% decrease in distribution and marketing expenses; 3) a ($11,914) or 43% decrease in business permits and licenses; 4) a ($6,945) or 62% decrease in brokerage commissions due to a change in accounting policy; and 5) a ($15,074) or 84% decrease in other expenses. These decreases were partially offset by 1) a $69,249 or 50% increase in management fees payable to the Sponsor as a result of higher average net assets; 2) a $5,346 or a 10% increase in custodian fees and expenses; and 3) a $3,348 or 9% increase in general and administrative expenses. The decrease in expenses is primarily due to lower average net assets in 2019 compared to the other Funds. The total expense ratio gross of expenses waived by the Sponsor for these periods was 4.15% in 2019 and 6.35% in 2018. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the three-month period ended September 30, 2019 and 2018, the Sponsor waived fees of $0 and $163,478. For the nine-month period ended September 30, 2019 and 2018, the Sponsor waived fees of $96,303 and $347,905. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for the three-month period ended September 30, 2019 and 2018 were $271,010 and $261,424, respectively. The total expense ratio net of expenses waived by the Sponsor periods was 3.56% in 2019 and 3.84% in 2018. Net investment loss, which includes the impact of expenses and interest income, was 1.10% in 2019 and 1.64% in 2018.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for the nine-month period ended September 30, 2019 and 2018 were $766,654 and $533,130, respectively. The total expense ratio net of expenses waived by the Sponsor periods was 3.68% in 2019 and 3.84% in 2018. Net investment loss, which includes the impact of expenses and interest income, was 1.09% in 2019 and 1.82% in 2018.

Other than the management fee to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day-to-day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one year, or commitments regardless of the level of assets under management. The structure of the Fund and the nature of the expenses are such that as total net assets grow, there is a scalability of expenses that may allow the total expense ratio to be reduced. However, if total net assets for the Fund fall, the total expense ratio of the Fund will increase unless additional reductions are made by the Sponsor to the daily expense accruals. The Sponsor can elect to adjust the daily expense accruals at its discretion based on market conditions and other Fund considerations.

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

On September 30, 2019, the Fund had 1,525,004 shares outstanding and net assets of $10,139,020. This is in comparison to 2,275,004 shares outstanding and net assets of $15,093,061 on September 30, 2018 and 1,400,004 shares outstanding with net assets of $9,934,774 on June 30, 2019. Shares outstanding decreased by 750,000 or 33% for the period ended September 30, 2019 when compared to September 30, 2018 and increased by 125,000 or 9% for the period ended September 30, 2019 when compared to June 30, 2019. This decrease was, in the opinion of management, due to the low price of sugar and record world demand relative to recent years, which focused investor interest.

Total net assets for the Fund were $10,139,020 on September 30, 2019 compared to $15,093,061 on September 30, 2018 and $9,934,774 on June 30, 2019. The Net Asset Values (“NAV”) per share related to these balances were $6.65, $6.63 and $7.10, respectively. This represents a decrease in total net assets for the year over year of 33%, driven by a decrease in total shares outstanding of 33%. When comparing September 30, 2019 with June 30, 2019, there was an increase in total net assets of 2%, driven by a combination of an increase in total shares outstanding of 9% and a decrease in the NAV per share of ($0.45) or 6%. The closing prices per share for September 30, 2019 and 2018 and June 30, 2019, as reported by the NYSE Arca, were $6.67, $6.63 and $7.09, respectively. The change from September 30, 2019 over the same period last year was a 1% increase, and a 6% decrease from June 30, 2019.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to September 30, 2019 and serves to illustrate the relative changes of these components.

The total loss for the three-month period ended September 30, 2019 was ($486,975) resulting primarily from the net change in realized loss on commodity futures contracts totaling ($153,090) and by a net change in unrealized depreciation of commodity futures contracts of ($389,491). Total loss was ($1,857,077) in the same period of 2018. The total loss for the nine-month period ended September 30, 2019 was ($270,510) resulting primarily from the net change in realized gain on commodity futures contracts totaling $139,578 and by a net change in unrealized depreciation of commodity futures contracts of ($598,583). Total loss was ($3,674,728) in the same period of 2018. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contract given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark, 4) the number of contracts held and then sold for either circumstance aforementioned and 5) the full-turn brokerage commission fee is recognized when a contract is sold. Unrealized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month and 2) the half-turn brokerage commission fee is recognized as an unrealized loss when contracts are purchased. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Interest income and other income for three-month period ended September 30, 2019 and 2018, respectively, was $55,606 and $79,414. Interest income and other income for nine-month period ended September 30, 2019 and 2018, respectively, was $188,495 and $168,093. This increase year-over-year was partially the result of the Sponsor investing, at times, a portion of the available cash for the Fund in alternative demand deposit savings accounts with more attractive overnight deposit rates. This increase year over year was the result of the Sponsor investing, at times, a portion of the available cash for the Fund in alternative demand deposit savings accounts with more attractive overnight deposit rates. The Fund also invests in investment grade commercial paper with maturities of ninety days or less, these investments provide a higher rate than money market products offered in the past. Effective February 1, 2019, the Fund began investing a portion of the cash held at the broker for initial margin in short-term U.S. Treasury Securities. Interest rates paid on cash balances of the Fund have increased beginning March 2017 and continued to increase through June 2019. These higher levels of interest rates are projected to decline in 2019 and into 2020.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the three-month period ended September 30, 2019 were $118,027 and for the same period in 2018 were $213,470. This represents a ($95,443) or 45% decrease for 2019 over 2018. The decrease for 2019 was driven by decreases in: 1) a ($15,037) or 39% decrease in the management fee paid to the Sponsor due to lower average net assets; 2) a ($53,438) or 76% decrease in professional fees related to auditing, legal and tax preparation fees; 3) a ($9,352) or 13% decrease in distribution and marketing fees; 4) a ($3,178) or 32% decrease in custodian fees and expenses; 5) a ($4,240) or 49% decrease in general and administrative expenses; 6) a ($8,613) or 100% decrease in brokerage commissions due to a change in accounting policy; and 7) a ($2,718) or 85% decrease in other expenses. The decrease was partially offset by an increase in business permits and licenses of $1,133 or 37%. The decrease over the prior year are generally due to lower average net assets relative to the other Funds. The total expense ratio gross of expenses waived by the Sponsor for these periods was 5.05% in 2019 and 5.56% in 2018. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the nine-month period ended September 30, 2019 were $404,991 and for the same period in 2018 were $537,601. This represents a ($132,610) or 25% decrease for 2019 over 2018. The decrease for 2019 was driven by decreases in: 1) a ($12,288) or 14% decrease in the management fee paid to the Sponsor due to lower average net assets; 2) a ($57,509) or 38% decrease in professional fees related to auditing, legal and tax preparation fees; 3) a ($32,942) or 16% decrease in distribution and marketing fees; 4) a ($5,397) or a 19% decrease in custodian fees and expenses; 5) a ($9,522) or 42% decrease in business permits and licenses; 6) a ($11,775) or 77% decrease in brokerage commissions due to a change in accounting policy; and 7) a ($7,495) or 79% decrease in other expenses. The decrease was partially offset by an increase in general and administrative expenses of $4,318 or 21%. The decrease over the prior year are generally due to lower average net assets relative to the other Funds. The total expense ratio gross of expenses waived by the Sponsor for these periods was 5.40% in 2019 and 6.16% in 2018. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the three-month period ended September 30, 2019 and 2018, the Sponsor waived fees of $37,193 and $71,371, respectively. For the nine-month period ended September 30, 2019 and 2018, the Sponsor waived fees of $136,629 and $218,270, respectively. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for the three-month period ended September 30, 2019 and 2018 were $80,834 and $142,099, respectively. The total expense ratio net of expenses waived by the Sponsor for the three-month periods was 3.46% in 2019 and 3.70% in 2018. Net investment loss, which includes the impact of expenses and interest income, was 1.08% in 2019 and 1.63% in 2018.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for the nine-month period ended September 30, 2019 and 2018 were $268,362 and $319,331, respectively. The total expense ratio net of expenses waived by the Sponsor for the nine-month periods was 3.58% in 2019 and 3.66% in 2018. Net investment loss, which includes the impact of expenses and interest income, was 1.07% in 2019 and 1.73% in 2018.

Other than the management fee to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day-to-day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one year, or commitments regardless of the level of assets under management. The structure of the Fund and the nature of the expenses are such that as total net assets grow, there is a scalability of expenses that may allow the total expense ratio to be reduced. However, if total net assets for the Fund fall, the total expense ratio of the Fund will increase unless additional reductions are made by the Sponsor to the daily expense accruals. The Sponsor can elect to adjust the daily expense accruals at its discretion based on market conditions and other Fund considerations.

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

On September 30, 2019, the Fund had 9,500,004 shares outstanding and net assets of $50,469,335. This is in comparison to 9,875,004 shares outstanding and net assets of $61,613,551 on September 30, 2018 and 10,200,004 shares outstanding with net assets of $58,699,891 on June 30, 2019. Shares outstanding decreased by 375,000 or 4% for the period ended September 30, 2019 when compared to September 30, 2018 and decreased by 700,000 or 7% for the period ended September 30, 2019 when compared to June 30, 2019. This decrease year over year was, in the opinion of management, due to the larger projected U.S. supply, reduced domestic use and higher ending stocks.

Total net assets for the Fund were $50,469,335 on September 30, 2019 compared to $61,613,551 on September 30, 2018 and $58,699,891 on June 30, 2019. The Net Asset Values (“NAV”) per share related to these balances were $5.31, $6.24 and $5.75, respectively. This represents a decrease in total net assets for the year over year of 18% which was driven by a combination of a decrease in total shares outstanding of 4% and a change in the NAV per share which decreased by ($0.93) or 15%. When comparing September 30, 2019 with June 30, 2019, there was a decrease in total net assets of 14%, driven by a combination of a decrease in total shares outstanding of 7% and a change in the NAV per share which decreased by ($0.44) or 8%. The closing prices per share for September 30, 2019 and 2018 and June 30, 2019, as reported by the NYSE Arca, were $5.30, $6.25 and $5.73, respectively. The change from September 30, 2019 over the same period last year was an 15% decrease, and an 8% decrease from June 30, 2019.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to September 30, 2019 and serves to illustrate the relative changes of these components.

The total loss for the three-month period ended September 30, 2019 was ($3,968,920) resulting primarily from the net change in realized loss on commodity futures contracts totaling ($1,553,813) and by a net change in unrealized depreciation of commodity futures contracts of ($2,735,769). Total loss was ($533,797) in the same period of 2018. The total loss for the nine-month period ended September 30, 2019 was ($4,435,936) resulting primarily from the net change in realized loss on commodity futures contracts totaling ($9,921,063) and by a net change in unrealized appreciation of commodity futures contracts of $4,415,406. Total income was $4,723,386 in the same period of 2018. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contract given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark, 4) the number of contracts held and then sold for either circumstance aforementioned and 5) the full-turn brokerage commission fee is recognized when a contract is sold. Unrealized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month and 2) the half-turn brokerage commission fee is recognized as an unrealized loss when contracts are purchased. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Interest income and other income for three-month period ended September 30, 2019 and 2018, respectively, was $320,662 and $363,665. Interest income and other income for nine-month period ended September 30, 2019 and 2018, respectively, was $1,069,721 and $983,049. This increase year over year was partially the result of the Sponsor investing, at times, a portion of the available cash for the Fund in alternative demand deposit savings accounts with more attractive overnight deposit rates. The Fund also invests in investment grade commercial paper with maturities of ninety days or less, these investments provide a higher rate than money market products offered in the past. Effective February 1, 2019, the Fund began investing a portion of the cash held at the broker for initial margin in short-term U.S. Treasury Securities. Interest rates paid on cash balances of the Fund have increased beginning March 2017 and continued to increase through June 2019. These higher levels of interest rates are projected to decline in 2019 and into 2020.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the three-month period ended September 30, 2019 were $409,653 and for the same period in 2018 were $679,205. This represents a ($269,552) or 40% decrease year over year. The decrease for 2019 over 2018 was driven by decreases in all expense categories except business permits and licenses, which increased by $8,191 or 381%. The decreases were specifically: 1) a ($36,618) or 22% decrease in management fee paid to the Sponsor due to lower average net assets; 2) a ($47,698) or 37% decrease in professional fees related to auditing, legal and tax preparation fees; 3) a ($159,426) or 52% decrease in distribution and marketing fees; 4) a ($7,242) or 23% decrease in custodian fees and expenses; 5) a ($5,020) or 24% decrease general and administrative expenses; 6) a ($16,589) or 100% decrease in brokerage commissions due to a change in accounting policy; and 7) a ($5,150) or 67% decrease in other expenses. The total expense ratio gross of expenses waived by the Sponsor for these periods was 3.17% in 2019 and 4.09% in 2018. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the nine-month period ended September 30, 2019 were $1,449,119 and for the same period in 2018 were $2,107,899. This represents a ($658,780) or 31% decrease year over year. The decrease for 2019 over 2018 was driven by decreases in all expense categories except business permits and licenses, which increased by $4,114 or 20%. The decreases were specifically: 1) a ($92,864) or 19% decrease in management fee paid to the Sponsor due to lower average net assets; 2) a ($111,217) or 28% decrease in professional fees related to auditing, legal and tax preparation fees; 3) a ($332,112) or 37% decrease in distribution and marketing fees; 4) a ($39,156) or 34% decrease in custodian fees and expenses; 5) a ($22,435) or 27% decrease general and administrative expenses; 6) a ($36,891) or 71% decrease in brokerage commissions due to a change in accounting policy; and 7) a ($28,219) or 78% decrease in other expenses. The total expense ratio gross of expenses waived by the Sponsor for these periods was 3.55% in 2019 and 4.21% in 2018. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the three-month periods ending September 30, 2019 and 2018, the Sponsor waived fees of $0 and $43,831, respectively. For the nine-month periods ending September 30, 2019 and 2018, the Sponsor waived fees of $2,500 and $188,615, respectively. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for the three-month period ended September 30, 2019 and 2018 were $409,653 and $635,374, respectively. The total expense ratio net of expenses waived by the Sponsor periods was 3.17% in 2019 and 3.83% in 2018. Net investment loss, which includes the impact of expenses and interest income, was 0.69% in 2019 and 1.64% in 2018.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for the nine-month period ended September 30, 2019 and 2018 were $1,446,619 and $1,919,284, respectively. The total expense ratio net of expenses waived by the Sponsor periods was 3.54% in 2019 and 3.83% in 2018. Net investment loss, which includes the impact of expenses and interest income, was 0.92% in 2019 and 1.87% in 2018.

Other than the management fee to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day-to-day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and upto one year, or commitments regardless of the level of assets under management. The structure of the Fund and the nature of the expenses are such that as total net assets grow, there is a scalability of expenses that may allow the total expense ratio to be reduced. However, if total net assets for the Fund fall, the total expense ratio of the Fund will increase unless additional reductions are made by the Sponsor to the daily expense accruals. The Sponsor can elect to adjust the daily expense accruals at its discretion based on market conditions and other Fund considerations.

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

On September 30, 2019, the Fund had 75,002 shares outstanding and net assets of $1,425,316. This is in comparison to 75,002 shares outstanding and net assets of $1,500,438 on September 30, 2018 and 75,002 shares outstanding with net assets of $1,510,362 on June 30, 2019. The Net Asset Values (“NAV”) per share related to these balances were $19.00, $20.01, and $20.14, respectively. This represents a decrease in total net assets for the year over year of 5% which was driven by a decrease in the NAV per share of ($1.01) or 5%. When comparing September 30, 2019 with June 30, 2019, there was a decrease in total net assets of 6%, which was driven by a decrease in the NAV per share of ($1.14) or 6%. The closing prices per share for September 30, 2019 and 2018 and June 30, 2019, as reported by the NYSE Arca, were $18.93, $20.03, and $20.13, respectively. The change from September 30, 2019 over the same period last year was an 5% decrease, and a 6% decrease from June 30, 2019.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to September 30, 2019 and serves to illustrate the relative changes of these components.

Total loss for the three-month period ended September 30, 2019 was ($84,363) resulting from the realized loss on the securities of the Underlying Funds totaling ($17,514) and a loss generated by the unrealized depreciation on the securities of the Underlying Funds of ($66,865). Total loss for the same period in 2018 was ($80,986). Total loss for the nine-month period ended September 30, 2019 was ($97,348) resulting from the realized loss on the securities of the Underlying Funds totaling ($83,163) and a loss generated by the unrealized depreciation on the securities of the Underlying Funds of ($14,235). Total loss for the same period in 2018 was ($210,973). Realized gain or loss on the securities of the Underlying Funds is a function of 1) the change in the price of particular contracts sold in relation to redemption of shares, 2) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 3) the full-turn brokerage commission fee is recognized when a contract is sold. Unrealized gain or loss on the securities of the Underlying Funds is a function of: 1) the change in the price of shares held on the final date of the period versus the purchase price for each and the number held and 2) the half-turn brokerage commission fee is recognized as an unrealized loss when contracts are purchased. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the three-month period ended September 30, 2019 were $4,686 and for the same period in 2018 were $10,539. This represents a ($5,853) or 56% decrease for 2019 over 2018. The decrease for 2019 was driven by decreases in all expense categories, specifically; 1) a ($3,609) or 79% decrease in professional fees related to auditing, legal and tax preparation fees; 2) a ($1,553) or 32% decrease in distribution and marketing fees; 3) a ($316) or 49% decrease in custodian fees and expenses; 4) a ($84) or 82% decrease in business permits and licenses fees; 5) a ($153) or 57% decrease in general and administrative and expenses; and 6) a ($138) or 99% decrease in other expenses. The total expense ratio gross of expenses waived by the Sponsor were 1.30% in 2019 and 2.70% in 2018.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the nine-month period ended September 30, 2019 were $34,864 and for the same period in 2018 were $41,264. This represents a ($6,400) or 16% decrease for 2019 over 2018. The decrease for 2019 over 2018 was driven by decreases in all expense categories, specifically: 1) a ($4,942) or 44% decrease in professional fees related to auditing, legal and tax preparation fees; 2) a ($236) or 2% decrease in distribution and marketing fees; 3) a ($204) or 11% decrease in custodian fees and expenses; 4) a ($133) or 1% decrease in business permits and licenses fees; 5) a ($395) or 24% decrease in general and administrative and expenses; and 6) a ($490) or 91% decrease in other expenses. The total expense ratio gross of expenses waived by the Sponsor were 3.16% in 2019 and 3.83% in 2018.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the three-month period ended September 30, 2019 and 2018, the Sponsor waived fees of $4,003 and $8,628, respectively. For the nine-month period ended September 30, 2019 and 2018, the Sponsor waived fees of $32,768 and $35,929, respectively. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for the three-month period ended September 30, 2019 and 2018 were $683 and $1,911, respectively. The total expense ratio net of expenses waived by the Sponsor periods was 0.19% in 2019 and 0.49% in 2018. Net investment loss, which includes the impact of expenses and interest income, was 0.19% in 2019 and 0.49% in 2018.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for the nine-month period ended September 30, 2019 and 2018 were $2,096 and $5,335, respectively. The total expense ratio net of expenses waived by the Sponsor periods was 0.19% in 2019 and 0.50% in 2018. Net investment loss, which includes the impact of expenses and interest income, was 0.19% in 2019 and 0.50% in 2018.

Market Outlook

The Corn Market

Corn is currently the most widely produced livestock feed grain in the United States. The two largest demands for the United States’ corn crop are livestock feed and ethanol production. Corn is also processed into food and industrial products, including starch, sweeteners, corn oil, beverages and industrial alcohol. The United States Department of Agriculture (“USDA”) publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide corn production and consumption, and for other grains such as soybeans and wheat which can be used in some cases as a substitute for corn. These reports are available on the USDA’s website, www.usda.gov, at no charge. The outlook provided below is from the October 10, 2019 USDA report.

The United States is the world’s leading producer and exporter of corn. For the Crop Year 2019-20, the United States Department of Agriculture (“USDA”) estimates that the U.S. will produce approximately 32% of all the corn globally, of which about 14% will be exported. For 2019-2020, based on the October 10, 2019 USDA report, global consumption of 1,125 Million Metric Tons (MMT) is expected to be slightly higher than global production of 1,104 MMT. If the global supply of corn exceeds global demand, this may have an adverse impact on the price of corn. Besides the United States, other principal world corn exporters include Argentina, Brazil and the former Soviet Union nations known as the FSU-12 which includes the Ukraine. Major importer nations include Mexico, Japan, the European Union (EU), South Korea, Egypt and parts of Southeast Asia. China’s production at 254 MMT is approximately 9% less than its domestic usage.

According to the USDA, global corn consumption has increased by 579% from crop year 1960/1961 to 2019/2020 as demonstrated by the graph below and is projected to continue to grow in upcoming years. Consumption growth is the result of a combination of many factors including: 1) global population growth, which, according to the U.S. Census Department, is estimated to increase by approximately 77.3 million people in the 2019-20 time-frame and reach 9.5 billion by 2050; 2) a growing global middle class which is increasing the demand for protein and meat-based products globally and most significantly in developing countries; and 3) increased global use of bio-fuels which is generally driven by government policy. Based on USDA estimates as of October 10, 2019, for each person added to the population, there needs to be an additional 5.8 bushels of corn, 1.7 bushels of soybeans and 3.6 bushels of wheat produced.

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

The price per bushel of corn in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to September 2019.

On October 10, 2019, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2019-20. The exhibit below provides a summary of historical and current information for United States corn production.

U.S. Corn Supply/Demand Balance

Marketing Year September - August

Million Bushels

Crop Year	06-07	07-08	08-09	09-10	10-11	11-12	12-13	13-14	14-15	15-16	16-17	17-18	Oct 10 Est. USDA 18-19	18-19 to 17-18 % Change	Oct 10 Est. USDA 19-20	19-20 to 18-19 % Change
Planted Acres	78.3	93.5	86.0	86.4	88.2	91.9	97.3	95.4	90.6	88.0	94.0	90.2	89.1	-1%	89.9	1%
Harvested Acres	70.6	86.5	78.6	79.5	81.4	84.0	87.4	87.5	83.1	80.8	86.7	82.7	81.7	-1%	81.8	0%
Difference	7.7	7.0	7.4	6.9	6.8	7.9	9.9	7.9	7.5	7.2	7.3	7.5	7.4	-1%	8.1	9%
Yield	149.1	150.7	153.9	164.7	152.8	147.2	123.1	158.1	171.0	168.4	174.6	176.6	176.4	0%	168.4	-5%
Beginning Stocks	1,967	1,304	1,624	1,673	1,708	1,128	989	821	1,232	1,731	1,737	2,293	2,140	-7%	2,114	-1%
Production	10,531	13,038	12,092	13,092	12,447	12,360	10,755	13,829	14,216	13,602	15,148	14,609	14,420	-1%	13,779	-4%
Imports	12	20	14	8	28	29	160	36	32	68	57	36	28	-22%	50	79%
Total Supply	12,510	14,362	13,730	14,774	14,182	13,516	11,904	14,686	15,479	15,401	16,942	16,939	16,588	-2%	15,944	-4%
Feed	5,540	5,858	5,205	5,125	4,793	4,545	4,315	5,040	5,280	5,114	5,470	5,304	5,618	6%	5,300	-6%
Food/Seed/Industrial	3,541	4,442	4,993	5,961	6,428	6,439	6,038	6,493	6,601	6,648	6,885	7,057	6,791	-4%	6,815	0%
Ethanol for Fuel(incld above)	2,119	3,049	3,677	4,591	5,021	5,011	4,641	5,124	5,200	5,224	5,432	5,605	5,376	-4%	5,400	0%
Exports	2,125	2,437	1,858	1,980	1,834	1,543	730	1,920	1,867	1,901	2,294	2,438	2,065	-15%	1,900	-8%
Total Usage	11,206	12,737	12,056	13,066	13,055	12,527	11,083	13,454	13,748	13,664	14,650	14,798	14,474	-2%	14,015	-3%
Ending Stocks (Inventory)	1,304	1,624	1,673	1,708	1,128	989	821	1,232	1,731	1,737	2,293	2,140	2,114	-1%	1,929	-9%
Stocks/Use Ratio	12%	13%	14%	13%	9%	8%	7%	9%	13%	13%	16%	14%	15%	1%	14%	-6%
farm Price ($/bushel)	$ 3.04	$ 4.20	$ 4.06	$ 3.55	$ 5.18	$ 6.22	$ 6.89	$ 4.46	$ 3.70	$ 3.61	$ 3.36	$3.36	$3.61		$3.80	
Calculations:																
Demand per day (incld expt)[1]	30.7	34.9	33.0	35.8	35.8	34.3	30.4	36.9	37.7	37.4	40.1	40.5	39.7	-2%	38.4	-3%
Carry-out days supply	42.5	46.5	50.7	47.7	31.5	28.8	27.0	33.4	46.0	46.4	57.1	52.8	53.3	1%	50.2	-6%

[1] in millions of bushels per day

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

The Soybean Market

Global soybean production is concentrated in the U.S., Brazil, Argentina and China. The United States Department of Agriculture (“USDA”) has estimated that, for the Crop Year 2019-20, the United States will produce approximately 97 MMT of soybeans or approximately 29% of estimated world production, with Brazil production at 123 MMT. Argentina is projected to produce about 53 MMT. For 2019-20, based on the October 10, 2019 USDA report, global consumption of 352 MMT is estimated slightly higher than global production of 339 MMT. If the global supply of soybeans exceeds global demand, this may have an adverse impact on the price of soybeans. The USDA publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide soybean production and consumption. These reports are available on the USDA’s website, www.usda.gov, at no charge. The outlook provided below is from the October 10, 2019 USDA report.

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

The price per bushel of soybeans in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to September 2019.

On October 10, 2019, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2019-20. The exhibit below provides a summary of historical and current information for United States soybean production.

The Sugar Market

Sugarcane accounts for about 79% of the world’s sugar production, while sugar beets account for the remainder of the world’s sugar production. Sugar manufacturers use sugar beets and sugarcane as the raw material from which refined sugar (sucrose) for industrial and consumer use is produced. Sugar is produced in various forms, including granulated, powdered, liquid, brown, and molasses. The food industry (in particular, producers of baked goods, beverages, cereal, confections, and dairy products) uses sugar and sugarcane molasses to make sugar-containing food products. Sugar beet pulp and molasses products are used as animal feed ingredients. Ethanol is an important by-product of sugarcane processing. Additionally, the material that is left over after sugarcane is processed is used to manufacture paper, cardboard, and “environmentally friendly” eating utensils.

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

If the futures market is in a state of backwardation (i.e., when the price of sugar in the future is expected to be less than the current price), the Fund will buy later-to-expire contracts for a lower price than the sooner-to-expire contracts that it sells. Hypothetically, and assuming no changes to either prevailingsugar prices or the price relationship between immediate delivery, soon-to-expire contracts and later-to-expire contracts, the value of a contract will rise as it approaches expiration. If the futures market is in contango, the Fund will buy later-to-expire contracts for a higher price than the sooner-to-expire contracts that it sells. Hypothetically, and assuming no other changes to either prevailing sugar prices or the price relationship between the spot price, soon-to-expire contracts and later-to-expire contracts, the value of a contract will fall as it approaches expiration. Historically, the sugar futures markets have experienced periods of both contango and backwardation. Frequently, whether contango or backwardation exists is a function, among otherfactors, of the seasonality of the sugar market and the sugar harvest cycle. All other things being equal, a situation involving prolonged periods of contango may adversely impact the returns of the Funds; conversely a situation involving prolonged periods of backwardation may positively impact the returns of the Funds.

Futures contracts may be either bought or sold long or short. The U.S Commodity Futures Trading Commission weekly releases the “Commitment of Traders” (COT) report, which depicts the open interest as well as long and short positions in the market. Market participants may use this report to gauge market sentiment.

The Wheat Market

Wheat is used to produce flour, the key ingredient for breads, pasta, crackers and many other food products, as well as several industrial products such as starches and adhesives. Wheat by-products are used in livestock feeds. Wheat is the principal food grain produced in the United States, and the United States’ output of wheat is typically exceeded only by that of China, the European Union, the former Soviet nations, known as the FSU-12, including the Ukraine, and India. The United States Department of Agriculture (“USDA”) estimates that for 2019-20, the principal global producers of wheat will be the EU, the former Soviet nations known as the FSU-12, China, India, the United States, Australia and Canada. The U.S. generates approximately 7% of the global production, with approximately 48% of that being exported. For 2019-20, based on the October 10, 2019 USDA report, global consumption of 755 MMT is estimated to be slightly lower than production of 765 MMT. If the global supply of wheat exceeds global demand, this may have an adverse impact on the price of wheat. The USDA publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide wheat production and consumption. These reports are available on the USDA’s website, www.usda.gov, at no charge.

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

If the futures market is in a state of backwardation (i.e., when the price of wheat in the future is expected to be less than the current price), the Fund will buy later-to-expire contracts for a lower price than the sooner-to-expire contracts that it sells. Hypothetically, and assuming no changes to either prevailing wheat prices or the price relationship between immediate delivery, soon-to-expire contracts and later-to-expire contracts, the value of a contract will rise as it approaches expiration. If the futuresmarket is in contango, the Fund will buy later-to-expire contracts for a higher price than the sooner-to-expire contracts that it sells. Hypothetically, and assuming no other changes to either prevailing wheat prices or the price relationship between the spot price, soon-to-expire contracts and later-to-expire contracts, the value of a contract will fall as it approaches expiration. Historically, the wheat futures markets have experienced periods of both contango and backwardation. Frequently, whether contango or backwardation exists is a function, among other factors, of the seasonality of the wheat market and the wheat harvest cycle. All other things being equal, a situation involving prolonged periods of contango may adversely impact the returns of the Fund; conversely a situation involving prolonged periods of backwardation may positively impact the returns of the Fund.

Futures contracts may be either bought or sold long or short. The U.S Commodity Futures Trading Commission weekly releases the “Commitment of Traders” (COT) report, which depicts the open interest as well as long and short positions in the market. Market participants may use this report to gauge market sentiment.

The price per bushel of wheat in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to September 2019.

On October 10, 2019, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2019-20. The exhibit below provides a summary of historical and current information for United States wheat production.

U.S. Wheat Supply/Demand Balance
Marketing Year June - May
Million Bushels

Crop Year	06-07	07-08	08-09	09-10	10-11	11-12	12-13	13-14	14-15	15-16	16-17	17-18	Oct 10 Est. USDA 18-19	18-19 to 17-18 % Change	Oct 10 Est. USDA 19-20	19-20 to 18-19 % Change
Planted Acres	57.3	60.5	63.2	59.2	53.6	54.4	55.3	56.2	56.8	55.0	50.1	46.1	47.8	4%	45.2	-5%
Harvested Acres	46.8	51.0	55.7	49.9	47.6	45.7	48.8	45.3	46.4	47.3	43.8	37.6	39.6	5%	38.1	-4%
Difference	10.5	9.5	7.5	9.3	6.0	8.7	6.5	10.9	10.4	7.7	6.3	8.5	8.2	-4%	7.1	-13%
Yield	38.6	40.2	44.9	44.5	46.3	43.7	46.2	47.1	43.7	43.6	52.7	46.4	47.6	3%	51.6	8%
Beginning Stocks	571	456	306	657	976	862	743	718	590	752	976	1,181	1,099	-7%	1,080	-2%
Production	1,808	2,051	2,499	2,218	2,207	1,999	2,252	2,135	2,026	2,062	2,309	1,741	1,885	8%	1,962	4%
Imports	122	113	127	119	97	112	123	173	151	113	118	158	135	-15%	120	-11%
Total Supply	2,501	2,620	2,932	2,993	3,279	2,974	3,118	3,026	2,768	2,927	3,402	3,080	3,119	1%	3,161	1%
Food	938	948	927	919	926	941	951	955	958	957	949	964	955	-1%	960	1%
Seed	82	88	78	69	71	76	73	77	79	67	61	63	59	-6%	68	15%
Feed and residual	117	16	255	150	132	164	364	228	114	149	160	47	90	91%	140	56%
Exports	908	1,263	1,015	879	1,289	1,050	1,012	1,176	864	778	1,051	906	936	3%	950	1%
Total Usage	2,045	2,315	2,275	2,018	2,417	2,231	2,400	2,436	2,015	1,951	2,222	1,981	2,039	3%	2,118	4%
Ending Stocks (Inventory)	456	305	657	976	862	743	718	590	752	976	1,181	1,099	1,080	-2%	1,043	-3%
Stocks/Use Ratio	22.3%	13.2%	28.9%	48.4%	35.7%	33.3%	29.7%	24.2%	37.3%	50.0%	53.2%	55.5%	53.0%	-5%	49.2%	-7%
farm Price ($/bushel)	$ 4.26	$ 6.48	$ 6.78	$ 4.87	$ 5.70	$ 7.24	$ 7.77	$ 6.87	$ 5.99	$ 4.89	$ 3.89	$4.72	$5.16		$4.70	
Calculations:																
Demand per day (incld expt)[1]	5.6	6.3	6.2	5.5	6.6	6.1	6.6	6.7	5.5	5.3	6.1	5.4	5.6	3%	5.8	4%
Carry-out days supply	81.4	48.1	105.4	176.5	130.2	121.6	108.6	88.4	136.2	182.6	194.0	202.5	193.3	-5%	179.7	-7%

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

Dissemination of the indicative fund values provides additional information that is not otherwise available to the public and is useful to investors and market professionals in connection with the trading of Shares of the Funds on the NYSE Arca. Investors and market professionals are able throughout the trading dayto compare the market price of each Fund and its indicative fund value. If the market price of the Shares of a Fund diverges significantly from the indicative fund value, market professionals may have an incentive to execute arbitrage trades. For example,if the Fund appears to be trading at a discount compared to the indicative fund value, a market professional could buy Fund Shares on the NYSE Arca, aggregate them into Redemption Baskets, and receive the NAV of such Shares by redeeming them to the Trust, provided that there is not a minimum number of shares outstanding for the Fund. Such arbitrage trades can tighten the tracking between the market price of the Fund and the indicative fund value.

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

6.
Effective August 21, 2019, the Funds began recognizing brokerage commissions on a per-trade basis. Prior to this date, brokerage commissions on all open commodity futures contracts were accrued on a full-turn basis.

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

8.
Due from/to broker for investments in financial instruments are securities transactions pending settlement. The Trust and TAGS are subject to credit risk to the extent any broker with whom it conducts business is unable to fulfill contractual obligations on its behalf. The management of the Trust and the Funds monitors the financial condition of such brokers and does not anticipate any losses from these counterparties. From inception through September 11, 2019 the principal broker through which the Trust and TAGS can execute securities transaction for TAGS was the Bank of New York Mellon Capital Markets. Effective September 11, 2019 the principal broker through which the Trust and TAGS has the ability to clear securities transactions for TAGS is U.S. Bank.

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

Credit Risk

When any of the Funds enter into Commodity Interests, it will be exposed to the credit risk that the counterparty will not be able to meet its obligations. For purposes of credit risk, the counterparty for the Futures Contracts traded on the CBOT, NYMEX, and ICE is the clearinghouse associated with those exchanges. In general, clearinghouses are backed by their members who may be required to share in the financial burden resulting from the nonperformance of one of their members, which should significantly reduce credit risk. Some foreign exchanges are not backed by their clearinghouse members but may be backed by a consortium of banks or other financial institutions. Unlike in the case of exchange-traded futures contracts, the counterparty to an over-the-counter Commodity Interest contractis generally a single bank or other financial institution. As a result, there will be greater counterparty credit risk in over-the-counter transactions. There can be no assurance that any counterparty, clearinghouse, or their financial backers will satisfy their obligations to any of the Funds.

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

The CEA requires all FCMs, such as the Teucrium Funds’ clearing brokers, to meet and maintain specified fitness and financial requirements, to segregate customer funds from proprietary funds and account separately for all customers’ funds and positions, and to maintain specified books and records open to inspection by the staff of the CFTC. The CFTC has similar authority over introducing brokers, or persons who solicit or accept orders for commodity interest trades but who do not accept margin deposits forthe execution of trades. The CEA authorizes the CFTC to regulate trading by FCMs and by their officers and directors, permits the CFTC to require action by exchanges in the event of market emergencies, and establishes an administrative procedure under which customers may institute complaints for damages arising from alleged violations of the CEA. The CEA also gives the states powers to enforce its provisions and the regulations of the CFTC.

Currently, ED&F Man Capital Markets Inc. (“ED&F Man”) serves as the Funds’ FCM and the clearing broker to execute and clear the Funds’ futures and provide other brokerage--related services.

The Funds, other than TAGS, will generally retain cash positions of approximately 97% of total net assets; this balance represents the total net assets less the initial margin requirements held by the FCM. These cash assets are either: 1) deposited by the Sponsor in demand deposit accounts of financial institutions which are deemed by the Sponsor to be of investment level quality, 2) held in a money-market fund which is deemed to be a cash equivalent under the most recent SEC definition, or 3) held in a cash equivalent with a maturity of 90 days or less that is deemed by the Sponsor to be of investment level quality.

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

The Funds generate cash primarily from (i) the sale of Creation Baskets and (ii) interest earned on short-term Treasury Securities, cash and/or cash equivalents. Generally, all of the net assets of the Funds are allocated to trading in Commodity Interests. Most of the assets of the Funds are held in short-term Treasury Securities, cash and/or cash equivalents. The percentage that such assets bear to the total net assets will vary from period to period as the market values of the Commodity Interests change. Interest earned on interest-bearing assets of a Fund are paid to that Fund.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted in response to the economic crisis of 2008 and 2009 and it significantly altered the regulatory regime to which the securities and commodities markets are subject. To date, the CFTC has issued proposed or final versions of almost all of the rules it is required to promulgate under the Dodd-Frank Act, and it continues to issue proposed versionsof additional rules that it has authority to promulgate. Provisions of the new law include the requirement that position limits be established on a wide range of commodity interests, including agricultural, energy, and metal-based commodity futures contracts, options on such futures contracts and uncleared swaps that are economically equivalent to such futures contracts and options (“Reference Contracts”). new registration and recordkeeping requirements for swap market participants. capital and margin requirements for “swap dealers” and “major swap participants,” as determined by the new law and applicable regulations. reporting of all swap transactions to swap data repositories. and the mandatory use of clearinghouse mechanisms for sufficiently standardized swap transactions that were historically entered into in the over-the-counter market but are now designated as subject to the clearing requirement. and margin requirements for over-the-counter swaps that are not subject to the clearing requirements.

The Dodd-Frank Act was intended to reduce systemic risks that may have contributed to the 2008/2009 financial crisis. Since the first draft of what became the Dodd-Frank Act, opponents have criticized the broad scope of the legislation and, in particular, theregulations implemented by federal agencies as a result. Since 2010, and most notably in 2015 and 2016, Republicans have proposed comprehensive legislation both in the House and the Senate of the US Congress. These bills are intended to pare back some of the provisions of the Dodd-Frank Act of 2010 that critics view as overly broad, unnecessary to the stability of the U.S. financial system, and inhibiting the growth of the U.S. economy. Furthermore, the administration has issued several executive orders intended to relieve the financial burden created by the Dodd-Frank Act, although these executive orders only set forth several general principles to be followed by the federal agencies and do not mandate the wholesale repeal of the Dodd-Frank Act. The scope of the effect that passage of new financial reform legislation could have on U.S. securities, derivatives and commodities markets is not clear at this time because each federal regulatory agency would have to promulgate new regulations to implement such legislation. Nevertheless, regulatory reform may have a significant impact on U.S.- regulated entities.

Management believes that as of September 30, 2019, it had fulfilled in a timely manner all Dodd-Frank or other regulatory requirements to which it is subject.

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

The Proposed Position Limit Rules were a reproposal and the CFTC has requested comments from the public. It remains to be seen whether the Proposed Position Limit Rules will become effective as the CFTC has proposed, as comments could result in modifications to the proposed limits or implementation could be delayed for otherreasons. In general, the Proposed Position Limit Rules do not appear to have a substantial or adverse effect on the Funds. However, if the total net assets of a Fund were to increase significantly from current levels, the Position Limit Rules as proposed could negatively impact the ability of a Fund to meet its respective investment objectives through limits that may inhibit the Sponsor’s ability to sell additional Creation Baskets of the Fund. However, it is not expected that any Fund will reach asset levels that would cause these position limits to be reached in the near future.

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

Off Balance Sheet Financing

As of September 30, 2019, neither the Trust nor any of the Funds has any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Funds. While the exposure of each Fund under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial positions of each Fund.

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

Contractual Obligations

The primary contractual obligations of each Fund will be with the Sponsor and certain other service providers. Except for TAGS, which has no management fee, the Sponsor, in return for its services, will be entitled to a management fee calculated as a fixed percentage of each Fund’s NAV, currently 1.00% of its average net assets. Each Fund will also be responsible for all ongoing fees, costs and expenses of its operation, including (i) brokerage and other fees and commissions incurred in connection with the trading activities of the Fund; (ii) expenses incurred in connection with registering additional Shares of the Fund or offering Shares of the Fund; (iii) the routineexpenses associated with the preparation and, if required, the printing and mailing of monthly, quarterly, annual and other reports required by applicable U.S. federal and state regulatory authorities, Trust meetings and preparing, printing and mailing proxy statements to Shareholders; (iv) the payment of any distributions related to redemption of Shares; (v) payment for routine services of the Trustee, legal counsel and independent accountants; (vi) payment for routine accounting, bookkeeping, custodial and transfer agency services, whether performed by an outside service provider or by affiliates of the Sponsor; (vii) postage and insurance; (viii) costs and expenses associated with client relations and services; (ix) costs of preparation of all federal, state, local and foreign tax returns and any taxes payable on the income, assets or operations of the Fund; and (xi) extraordinary expenses (including, but not limited to, legal claims and liabilities and litigation costs and any indemnification related thereto).

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

During the period from January 1, 2019 through September 30, 2019 the average daily change in the NAV of each Fund was within plus/minus 10 percent of the average daily change in the Benchmark of each Fund, as stated in the applicable prospectus for each Fund.

Frequency Distribution of Premiums and Discounts: NAV versus the 4pm Bid/Ask Midpoint on the NYSE Arca.

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

For the period from August 2, 2012 through April 10, 2018, TAGS had 50,002 shares outstanding; this represents the minimum number of shares and, thus, no shares could be redeemed until additional shares have been created. This has generated a situation, at times, in which the spread between the bid/ask midpoint at 4pm and the NAV falls outside of the “1 to 49” or “-1 to -49” range. The situation does not affect the actual NAV of the Fund. Effective September 4, 2018, the Sponsor has determined to change the number of Shares required for a Creation Basket or Redemption Basket from 25,000 shares of the Fund to 12,500 shares. The Fund as of September 30, 2019 has 75,002 shares outstanding.

Description

The above frequency distribution charts present information about the difference between the daily market price for Shares of each Fund and the Fund’s reported Net Asset Value per share. The amount that a Fund’s market price is above the reported NAV is called the premium. The amount that a Fund’s market price is below the reported NAV is called the discount. The market price is determined using the midpoint between the highest bid and the lowest offer on the listing exchange, as of the time that a Fund’s NAV is calculated (usually 4:00 p.m., New York time). Each value in the tables represents the number of trading days in which a Fund traded within the premium/discount range indicated. The premium or discount is expressed in basis points.

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

The tables below present a quantitative analysis of hypothetical impact of price decreases and increases in each of the commodity futures contracts held by each of the Funds, or the Underlying Funds in the case of TAGS, on the actual holdings and NAV per share as of September 30, 2019. For purposes of this analysis, all futures contracts held by the Funds and the Underlying Funds are assumed to change by the same percentage. In addition, the cash held by the Funds and any management fees paid to the Sponsor are assumed to remain constant and not impact the NAV per share. There may be very slight and immaterial differences, due to rounding, in the tables presented below.

CORN:
	September 30, 2019 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of September 30, 2019	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Corn Futures MAR20	1,613	$ 3.9950	$ 32,219,675	$ 28,997,708	$ 27,386,724	$ 25,775,740	$ 35,441,643	$ 37,052,626	$ 38,663,610
CBOT Corn Futures MAY20	1,356	$ 4.0525	$ 27,475,950	$ 24,728,355	$ 23,354,558	$ 21,980,760	$ 30,223,545	$ 31,597,343	$ 32,971,140
CBOT Corn Futures DEC20	1,532	$ 4.0825	$ 31,271,950	$ 28,144,755	$ 26,581,158	$ 25,017,560	$ 34,399,145	$ 35,962,743	$ 37,526,340
Total CBOT Corn Futures			$ 90,967,575	$ 81,870,818	$ 77,322,440	$ 72,774,060	$ 100,064,333	$ 104,612,712	$ 109,161,090

Shares outstanding			5,975,004	5,975,004	5,975,004	5,975,004	5,975,004	5,975,004	5,975,004

Net Asset Value per Share attributable directly to CBOT Corn Futures			$ 15.22	$ 13.70	$ 12.94	$ 12.18	$ 16.75	$ 17.51	$ 18.27
Total Net Asset Value per Share as reported			$ 15.22
Change in the Net Asset Value per Share				$ (1.52)	$ (2.28)	$ (3.04)	$ 1.52	$ 2.28	$ 3.04

Percent Change in the Net Asset Value per Share				-10.00%	-15.00%	-20.00%	10.00%	15.00%	20.00%

SOYB:

	September 30, 2019 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of September 30, 2019	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Soybean Futures JAN20	213	$ 9.1950	$ 9,792,675	$ 8,813,408	$ 8,323,774	$ 7,834,140	$ 10,771,943	$ 11,261,576	$ 11,751,210
CBOT Soybean Futures MAR20	180	$ 9.3000	$ 8,370,000	$ 7,533,000	$ 7,114,500	$ 6,696,000	$ 9,207,000	$ 9,625,500	$ 10,044,000
CBOT Soybean Futures NOV20	204	$ 9.5425	$ 9,733,350	$ 8,760,015	$ 8,273,348	$ 7,786,680	$ 10,706,685	$ 11,193,353	$ 11,680,020
Total CBOT Soybean Futures			$ 27,896,025	$ 25,106,423	$ 23,711,622	$ 22,316,820	$ 30,685,628	$ 32,080,429	$ 33,475,230

Shares outstanding			1,800,004	1,800,004	1,800,004	1,800,004	1,800,004	1,800,004	1,800,004

Net Asset Value per Share attributable directly to CBOT Soybean Futures			$ 15.50	$ 13.95	$ 13.17	$ 12.40	$ 17.05	$ 17.82	$ 18.60
Total Net Asset Value per Share as reported			$ 15.51
Change in the Net Asset Value per Share				$ (1.55)	$ (2.32)	$ (3.10)	$ 1.55	$ 2.32	$ 3.10

Percent Change in the Net Asset Value per Share				-9.99%	-14.99%	-19.99%	9.99%	14.99%	19.99%

CANE:

	September 30, 2019 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of September 30, 2019	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
ICE #11 Sugar Futures MAY20	249	$ 0.1275	$ 3,555,720	$ 3,200,148	$ 3,022,362	$ 2,844,576	$ 3,911,292	$ 4,089,078	$ 4,266,864
ICE #11 Sugar Futures JUL20	212	$ 0.1285	$ 3,051,104	$ 2,745,994	$ 2,593,438	$ 2,440,883	$ 3,356,214	$ 3,508,770	$ 3,661,325
ICE #11 Sugar Futures MAR21	234	$ 0.1352	$ 3,543,322	$ 3,188,989	$ 3,011,823	$ 2,834,657	$ 3,897,654	$ 4,074,820	$ 4,251,986
Total ICE #11 Sugar Futures			$ 10,150,146	$ 9,135,131	$ 8,627,623	$ 8,120,116	$ 11,165,160	$ 11,672,668	$ 12,180,175

Shares outstanding			1,525,004	1,525,004	1,525,004	1,525,004	1,525,004	1,525,004	1,525,004

Net Asset Value per Share attributable directly to ICE #11 Sugar Futures			$ 6.66	$ 5.99	$ 5.66	$ 5.32	$ 7.32	$ 7.65	$ 7.99
Total Net Asset Value per Share as reported			$ 6.65
Change in the Net Asset Value per Share				$ (0.67)	$ (1.00)	$ (1.33)	$ 0.67	$ 1.00	$ 1.33

Percent Change in the Net Asset Value per Share				-10.01%	-15.02%	-20.02%	10.01%	15.02%	20.02%

WEAT:

	September 30, 2019 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of September 30, 2019	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Wheat Futures MAR20	704	$ 5.0250	$ 17,688,000	$ 15,919,200	$ 15,034,800	$ 14,150,400	$ 19,456,800	$ 20,341,200	$ 21,225,600
CBOT Wheat Futures MAY20	598	$ 5.0725	$ 15,166,775	$ 13,650,098	$ 12,891,759	$ 12,133,420	$ 16,683,453	$ 17,441,791	$ 18,200,130
CBOT Wheat Futures DEC20	665	$ 5.2975	$ 17,614,188	$ 15,852,769	$ 14,972,059	$ 14,091,350	$ 19,375,606	$ 20,256,316	$ 21,137,025
Total CBOT Wheat Futures			$ 50,468,963	$ 45,422,067	$ 42,898,618	$ 40,375,170	$ 55,515,859	$ 58,039,307	$ 60,562,755

Shares outstanding			9,500,004	9,500,004	9,500,004	9,500,004	9,500,004	9,500,004	9,500,004

Net Asset Value per Share attributable directly to CBOT Wheat Futures			$ 5.31	$ 4.78	$ 4.52	$ 4.25	$ 5.84	$ 6.11	$ 6.38
Total Net Asset Value per Share as reported			$ 5.31
Change in the Net Asset Value per Share				$ (0.53)	$ (0.80)	$ (1.06)	$ 0.53	$ 0.80	$ 1.06

Percent Change in the Net Asset Value per Share				-10.00%	-15.01%	-20.01%	10.00%	15.01%	20.01%

TAGS:

	September 30, 2019 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of September 30, 2019	Number of Shares Held	Closing NAV	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value
Teucrium Corn Fund	23,408	$ 15.2200	$ 356,364	$ 320,728	$ 302,909	$ 285,091	$ 392,000	$ 409,819	$ 427,637
Teucrium Soybean Fund	22,531	$ 15.5100	$ 349,422	$ 314,480	$ 297,009	$ 279,538	$ 384,364	$ 401,835	$ 419,306
Teucrium Sugar Fund	53,124	$ 6.6500	$ 353,195	$ 317,876	$ 300,216	$ 282,556	$ 388,515	$ 406,174	$ 423,834
Teucrium Wheat Fund	68,437	$ 5.3100	$ 363,578	$ 327,220	$ 309,041	$ 290,862	$ 399,936	$ 418,115	$ 436,294
Total value of shares of the Underlying Funds			$ 1,422,559	$ 1,280,304	$ 1,209,175	$ 1,138,047	$ 1,564,815	$ 1,635,943	$ 1,707,071

Shares outstanding			75,002	75,002	75,002	75,002	75,002	75,002	75,002

Net Asset Value per Share attributable directly to shares of the Underlying Funds			$ 18.97	$ 17.07	$ 16.12	$ 15.17	$ 20.86	$ 21.81	$ 22.76
Total Net Asset Value per Share as reported			$ 19.00
Change in the Net Asset Value per Share				$ (1.90)	$ (2.85)	$ (3.79)	$ 1.90	$ 2.85	$ 3.79

Percent Change in the Net Asset Value per Share				-9.98%	-14.97%	-19.97%	9.98%	14.97%	19.97%

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

The Funds, other than TAGS, will generally retain cash positions of approximately 97% of total net assets; this balance represents the total net assets less the initial margin requirements discussed above. These cash assets are either: 1) deposited by the Sponsor in demand deposit accounts of financial institutions which are rated in the highest short-term rating category by a nationally recognized statistical rating organization or deemed by the Sponsor to be of comparable quality; 2) held in short-term Treasury Securities; 3) held in a money-market fund which is deemed to be a cash equivalent under the most recent SEC definition; or 4) held in commercial paper with maturities of 90 days or less.

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

While it is not the current intention of the Funds to take physical delivery of any Commodity under its Commodity Interests, Commodity Futures Contracts are traditionally physically deliverable contracts, and, unless a position was traded out of, it is possible to take or make delivery under these and some Other Commodity Interests. Storage costs associated with purchasing the specific commodity could result incosts and other liabilities that could impact the value of the Commodity Futures Contracts or certain Other Commodity Interests. Storage costs include the time value of money invested in the physical commodity plus the actual costs of storing the commodity less any benefits from ownership that are not obtained by the holder of a futures contract. In general, Commodity Futures Contracts have a one-month delay for contract delivery and the pricing of back month contracts (the back month is any future delivery month other than the spot month) includes storage costs. To the extent that these storage costs change for the commodity while a Fund holds the Commodity Interests, the value of the Commodity Interests, and therefore the Fund’s NAV, may change as well.

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

The Sponsor may use spreads and straddles as part of its overall trading strategy to closely follow the Benchmark. There is a risk that a Fund’s NAV may not closely track the change in its Benchmark. Spreads combine simultaneous long and short positions in related futures contracts that differ by commodity, by market or by delivery month (for example, long April, short November). Spreads gain or lose value as a result of relative changes in price between the long and short positions. Spreads often reduce risk to investors because the contracts tend to move up or down together. However, both legs of the spread could move against an investor simultaneously, in which case the spread would losevalue. Certain types of spreads may face unlimited risk, e.g., because the price of a futures contract underlying a short position can increase by an unlimited amount and the investor would have to take delivery or offset at that price. A commodity straddle takes both long and short option positions in the same commodity in the same market and delivery month simultaneously. The buyer of a straddle profits if either the long or the short leg of the straddle moves further than the combined cost of both options. The seller of the straddle profits if both the long and short positions do not trade beyond a range equal to the combined premium for selling both options. If the Sponsor were to utilize a spread or straddle position and the position performed differently than expected, the results could impact that Fund’s tracking error. This could affect the Fund’s investment objective of having its NAV closely track the Benchmark. Additionally, a loss on the position would negatively impact the Fund’s absolute return.

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

Further, President Donald J. Trump has promised and issued several executive orders intended to relieve the financial burden created by the Dodd-Frank Act, although these executive orders only set forth several general principles to be followed by the federal agencies and do not mandate the wholesale repeal of the Dodd-Frank Act. The scope of the effect that passage of new financial reform legislation could have on U.S. securities, derivatives and commodities markets is not clear at this time because each federal regulatory agency would have topromulgate new regulations to implement such legislation. These regulatory changes may affect the continued operation of the Funds. For additional information regarding recent regulatory developments that may impact the Funds or the Trust, refer to the section entitled “Regulatory Considerations” section of this document.

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

Each Fund faces the risk of non-performance by the counterparties to the over-the-counter contracts. Unlike in futures contracts, the counterparty to these contracts is generally a single bank or other financial institution, rather than a clearing organization backed by a group of financial institutions. As a result, there will be greater counterparty credit risk in these transactions. A counterparty may not be able to meet its obligations to a Fund, in which case the Fund could suffer significant losses on these contracts. If a counterparty becomes bankrupt or otherwise fails to perform its obligations due to financial difficulties, a Fund may experience significant delays inobtaining any recovery in a bankruptcy or other reorganization proceeding. During any such period, the Fund may have difficulty in determining the value of its contracts with the counterparty, which in turn could result in the overstatement or understatement of the Fund’s NAV. The Fund may eventually obtain only limited recovery or no recovery in such circumstances.

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

There are Risks Associated with Trading in International Markets

A significant portion of the Futures Contracts entered into by the Funds is traded on United States exchanges. However, a portion of the Funds’ trades may take place on markets or exchanges outside the United States. Some non-U.S. markets present risks because they are not subject to the same degree of regulation as their U.S. counterparts. None of the CFTC, NFA, or any domestic exchange regulates activities of any foreign boards of trade or exchanges, including the execution, delivery and clearing of transactions, has the power to compel enforcement of the rules of a foreign board of trade or exchange or of any applicable non-U.S. laws. Similarly, the rights of market participants,such as the Funds, in the event of the insolvency or bankruptcy of a non-U.S. market or broker are also likely to be more limited than in the case of U.S. markets or brokers. As a result, in these markets, the Funds have less legal and regulatory protection than they do when they trade domestically. Currently the Funds do not place trades on any markets or exchanges outside of the United States and do not anticipate doing so in the foreseeable future. In some of these non-U.S. markets, the performance on afutures contract is the responsibility of the counterparty and is not backed by an exchange or clearing corporation and therefore exposes the Funds to credit risk. Additionally, trading on non-U.S. exchanges is subject to the risks presented by exchange controls, expropriation, increased tax burdens and exposure to local economic declines and political instability. An adverse development with respect to any of these variables could reduce the profit or increase the loss earned on trades in the affected international markets.

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

The Trust has received an opinion of counsel that, under current U.S. federal income tax laws, the Funds will be treated as partnerships that are not taxable as corporations for U.S. federal income tax purposes, provided that (i) at least 90 percent of each Fund’s annual gross income consists of “qualifying income” as defined in the Code, (ii) the Funds are organized and operated in accordance with their governing agreements and applicable law, and (iii) the Funds do not elect to be taxed as corporations for federal income tax purposes. Although the Sponsor anticipates that the Funds have satisfied and will continue to satisfy the “qualifying income” requirement for all of their taxable years, that result cannot be assured. The Funds have not requested and will not request any ruling from the IRS with respect to their classification as partnerships not taxable as corporations for federal income tax purposes. If the IRS were to successfully assert that the Funds are taxable as corporations for federal income tax purposes in any taxable year, rather than passing through their income, gains, losses and deductions proportionately to Shareholders,each Fund would be subject to tax on its net income for the year at corporate tax rates. In addition, although the Sponsor does not currently intend to make distributions with respect to Shares, any distributions would be taxable to Shareholders as dividend income. Taxation of the Funds as corporations could materially reduce the after-tax return on an investment in Shares and could substantially reduce the value of your Shares.

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

Seasonal fluctuations in the price of corn may cause risk to an investor because of the possibility that Share prices will be depressed because of the corn harvest cycle. In the United States, the corn market is normally at its weakest point, and corn prices are lowest, shortly before and during the harvest (between September and November), due to the high supply of corn in the market. Conversely, corn prices are generally highest during the winter and spring (between December and May), when farmer owned corn has largely been sold and used. Seasonal corn market peaks generally occur after planting is complete in May or June, and again as harvest begins around August. These normal market conditions are, however,often influenced by weather patterns, and domestic and global economic conditions, among other factors, and any specific year may not necessarily follow the traditional seasonal fluctuations described above. In the futures market, these seasonal fluctuations are typically reflected in contracts expiring in the relevant season (e.g., contracts expiring during the harvest season are typically priced lower than contracts expiring in the winter and spring). Thus, seasonal fluctuations could result in an investor incurring losses upon the sale of Fund Shares, particularly if the investor needs to sell Shares when the Benchmark Component Futures Contracts are, in whole or part, Corn Futures Contracts expiring in the fall.

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

Seasonal fluctuations in the price of wheat may cause risk to an investor because of the possibility that Share prices will be depressed because of the wheat harvest cycle. In the United States, the market for winter wheat, the type of wheat upon which CBOT Wheat Futures Contracts are based, is at its lowest point, and wheat prices are lowest, shortly before and during the harvest (in the spring or early summer), due to the high supply of wheat in the market. Conversely, winter wheat prices are generally highest in the fall or early winter, when the wheat harvested that year has largely been sold and used. In the futures market, these seasonal fluctuations are typically reflected in contracts expiring in the relevantseason (e.g., contracts expiring during the harvest season are typically priced lower than contracts expiring in the fall and early winter). Thus, seasonal fluctuations could result in an investor incurring losses upon the sale of Fund Shares, particularly if the investor needs to sell Shares when the Benchmark Component Futures Contracts are, in whole or part, Wheat Futures Contracts expiring in the spring.

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

The original registration statement on Form S-1 registering 30,000,000 common units, or “Shares,” of the Teucrium Corn Fund (File No. 333-162033) was declared effective on June 7, 2010. A second registration statement on Form S-1 (File No. 333-187463) which replaced the original registration statement was declared effective on April 30, 2013, a third registration statement on Form S-1 (File No. 333-210010) which replaced the second registration statement was declared effective on April 29, 2016, and a fourth registration statement on Form S-1 (File No. 333-230626) which replaced the third registration statement was declared effective on April 29, 2019. From June 9, 2010 (the commencement of operations) through September 30, 2019, 19,875,000 Shares of the Fund were sold at an aggregate offering price of $551,834,792. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund from June 9, 2010 (the commencement of operations) through September 30, 2019 in an amount equal to $932,400, resulting in net offering proceeds of $550,902,391. The offering proceeds were invested in corn futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The original registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of Teucrium Soybean Fund (File No. 333-167590) was declared effective on June 13, 2011. A second registration statement on Form S-1 (File No. 333-196210) which replaced the original registration statement was declared effective on June 30, 2014. A third registration statement on Form S-1 (File No. 333-223940) which registered a total of 11,650,000 shares was declared effective on April 30, 2018. From September 19, 2011 (the commencement of the offering) through September 30, 2019, 5,275,000 Shares of the Fund were sold at an aggregate offering price of $99,653,826. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through September 30, 2019 in an amount equal to $134,921, resulting in net offering proceeds of $99,518,905. The offering proceeds were invested in soybean futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The original registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of Teucrium Sugar Fund (File No. 333-167585) was declared effective on June 13, 2011. A second registration statement on Form S-1 (File No. 333-196211) which replaced the original registration statement was declared effective on June 30, 2014. A third registration statement on Form S-1 (File No. 333-223941) which registered a total of 12,500,000 shares was declared effective on April 30, 2018. From September 19, 2011 (the commencement of the offering) through September 30, 2019, 4,950,000 Shares of the Fund were sold at an aggregate offering price of $48,335,474. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through September 30, 2019 in an amount equal to $69,372, resulting in net offering proceeds of $48,266,101. The offering proceeds were invested in sugar futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The original registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of Teucrium Wheat Fund (File No. 333-167591) was declared effective on June 13, 2011. A second registration statement on Form S-1 (File No. 333-196209) which replaced the original registration statement was declared effective on June 30, 2014. A third registration statement on Form S-1 (File No. 333-212481) which registered a total of 25,350,000 shares was declared effective on July 15, 2016. A fourth registration statement on Form S-1 (File No. 333-230623) which registered a total of 43,575,000 shares was declared effective on April 29, 2019. From September 19, 2011 (the commencement of the offering) through September 30, 2019, 20,875,000 Shares of the Fund were sold at an aggregate offering price of $180,134,915. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through September 30, 2019 in an amount equal to $309,082, resulting in net offering proceeds of $179,825,833. The offering proceeds were invested in wheat futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The original registration statement on Form S-1 registering 5,000,000 common units, or “Shares,” of Teucrium Agricultural Fund (File No. 333-173691) was declared effective on February 10, 2012. A second registration statement on Form S-1 (File No. 333-201953) which replaced the original registration statement was declared effective on April 30, 2015. A third registration statement on Form S-1 (File No. 333-223943) which replaced the second registration statement was declared effective on April 30, 2018. From March 28, 2012 (the commencement of the offering) through September 30, 2019, 375,000 Shares of the Fund were sold at an aggregate offering price of $18,285,685. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through September 30, 2019 in an amount equal to $10,817, resulting in net offering proceeds of $18,274,868. The offering proceeds were invested in Shares of the Underlying Funds and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Issuer Purchases of CORN Shares:

Issuer Purchases of CANE Shares:

Issuer Purchases of WEAT Shares:

Issuer Purchases of SOYB Shares:

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

Date November 8, 2019

Teucrium Commodity Trust (Registrant)

By:	Teucrium Trading, LLC
its Sponsor

By:	/s/ Sal Gilbertie
Name:	Sal Gilbertie
Chief Executive Officer

Date: November 8, 2019