Form 10-K
period 2019-12-31
Teucrium Commodity Trust
filed 2020-03-11
CIK 1471824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2019

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 001-34765

Teucrium Commodity Trust
 (Exact name of registrant as specified in its charter)

Delaware	61-1604335
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

☒  Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒  Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes     ☒  No

The aggregate market value of the units of each series of the registrant held by non-affiliates as of June 30, 2019 are included in the table below:

	Aggregate Market Value of Each Funds’ Shares Held	Total Number of Outstanding
	by Non-Affiliates as of June 30, 2019	Shares as of March 9, 2020

Teucrium Corn Fund	$96,585,066	4,775,004

Teucrium Sugar Fund	9,926,028	1,350,004

Teucrium Soybean Fund	33,033,063	1,725,004

Teucrium Wheat Fund	58,446,023	8,600,004

Teucrium Agricultural Fund	$1,509,790	75,002

Total	$199,499,970

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

The Sponsor

Teucrium Trading, LLC is the sponsor of the Trust and each of the series of the Trust. The Sponsor is a Delaware limited liability company, formed on July 28, 2009. The principal office is located at Three Main Street, Suite 215, Burlington, Vermont 05401. The Sponsor is registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (“CFTC”) and became a member of the National Futures Association (“NFA”) on November 10, 2009. Teucrium Trading, LLC registered as a Commodity Trading Advisor (“CTA”) with the CFTC effective September 8, 2017. The Trust and the Funds operate pursuant to the Trust Agreement.

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

Teucrium Trading, LLC designed the Funds to offer liquidity, transparency, and capacity in single commodity investing for a variety of investors, including institutions and individuals, in an exchange traded product format. The Funds have also been designed to mitigate the impacts of contango and backwardation, situations that can occur in the course of commodity trading which can affect the potential returns to investors. Backwardation is defined as a market condition in which a futures price of a commodity is lower in the distant delivery months than in the near delivery months, while contango, the opposite of backwardation, is defined as a condition in which distant delivery prices for futures exceed spot prices, often due to the costs of storing and insuring the underlying commodity.

The Sponsor has a patent on certain business methods and procedures used with respect to the Funds.

The Funds

On June 7, 2010, the initial Form S-1 for CORN was declared effective by the U.S. Securities and Exchange Commission (“SEC”). On June 8, 2010, four Creation Baskets for CORN were issued representing 200,000 shares and $5,000,000. CORN began trading on the New York Stock Exchange (“NYSE”) Arca on June 9, 2010. The current registration statement for CORN was declared effective by the SEC on April 29, 2019.

On June 13, 2011, the initial Forms S-1 for CANE, SOYB, and WEAT were declared effective by the SEC. On September 16, 2011, two Creation Baskets were issued for each Fund, representing 100,000 shares and $2,500,000, for CANE, SOYB, and WEAT. On September 19, 2011, CANE, SOYB, and WEAT started trading on the NYSE Arca. The current registration statements for CANE and SOYB were declared effective by the SEC on April 30, 2018. The registration statements for SOYB and CANE registered an additional 5,000,000 shares each. The current registration statement for WEAT was declared effective on April 29, 2019. This registration statement for WEAT registered an additional 30,000,000 shares.

On February 10, 2012, the Form S-1 for TAGS was declared effective by the SEC. On March 27, 2012, six Creation Baskets for TAGS were issued representing 300,000 shares and $15,000,000. TAGS began trading on the NYSE Arca on March 28, 2012. The current registration statement for TAGS was declared effective by the SEC on April 30, 2018.

Investing Strategy

Overview

The Funds are designed and managed so that the daily changes in percentage terms of the Shares’ Net Asset Value (“NAV”) reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for specific futures contracts on designated commodities or the closing Net Asset Value per share of the Underlying Funds (as defined below) in the case of TAGS. Each Fund pursues its investment objective by investing in a portfolio of exchange traded futures contracts (each, a “Futures Contract”) that expire in a specific month and trade on a specific exchange in the designated commodity comprising the Benchmark as defined below, or shares of the Underlying Funds in the case of TAGS. Each Fund can hold United States government (“Treasury Securities”), cash equivalents, including money-market funds and investment grade commercial paper, and/or merely hold such assets in cash in interest-bearing accounts. Therefore, the focus of the Sponsor in managing the Fund is investing in Corn Interests and in short-term Treasury Securities, cash and/or cash equivalents. The Fund earns interest income from the short-term Treasury Securities and/or cash equivalents that it purchases, and, on the cash, it holds at financial institutions.

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

This weighted average of the referenced specific Futures Contracts for each Fund is referred to herein as the “Benchmark,” and the specific Futures Contracts that at any given time make up the Benchmark for that Fund and are referred to herein as the “Benchmark Component Futures Contracts.” Each Fund seeks to achieve its investment objective by investing under normal market conditions in Benchmark Component Futures Contracts (“Futures Contracts”) of the Fund or, in certain circumstances, in other Futures Contracts for its Specified Commodity. In addition, and to a limited extent, a Fund also may invest in exchange traded options on Futures Contracts for its Specified Commodity. Once position limits or accountability levels on Futures Contracts on a Fund’s Specified Commodity are applicable, each Fund’s intention is to invest first in contracts and instruments such as cash-settled options on Futures Contracts and forward contracts, swaps and other over the counter transactions that are based on the price of its Specified Commodity or Futures Contracts on its Specified Commodity (collectively, “Other Commodity Interests,” and together with Futures Contracts, “Commodity Interests”). By utilizing certain or all of these investments, the Sponsor will endeavor to cause each Fund’s performance to closely track that of its Benchmark.

The Sponsor operates the Funds with the intent to never hold a Benchmark Component Futures Contract once it becomes the next to expire contract (commonly called the “spot” contract). Accordingly, the positions of each Fund in its Specified Commodity Interests are changed or “rolled” on a regular basis in order to track the changing nature of the Benchmark. Using CORN as an example, five times a year (on the dates on which certain Corn Futures Contracts expire), a particular Corn Futures Contract will no longer be a Benchmark Component Futures Contract, and the Corn Fund’s investments will have to be changed accordingly. Corn Futures Contracts traded on the CBOT expire on a specified day in the following five months: March, May, July, September, and December. Therefore, in terms of the Benchmark, in June of a given year the next to expire or “spot month” Corn Futures Contract will expire in July of that year, and the Benchmark Component Futures Contracts will be the contracts expiring in September of that year (the second to expire contract), December of that year (the third to expire contract), and December of the following year. As another example using CORN, in November of a given year the Benchmark Component Futures Contracts will be the contracts expiring in March, May and December of the following year. The Teucrium Corn Fund is designed to roll or replace its contracts five times per year but will always hold a December Corn Futures Contract as an “anchor” month. The Sponsor will determine if the investments of a Fund will be “rolled” in one day or over a period of several days, in order that any trading does not signal unwanted market movements and to make it more difficult for third parties to profit by trading ahead based on such expected market movements. Such “roll” periods are posted to the website well in advance of the “roll” date.

The Sponsor employs a “neutral” investment strategy intended to track the changes in the Benchmark of each Fund regardless of whether the Benchmark goes up or goes down. The Fund’s “neutral” investment strategy is designed to permit investors generally to purchase and sell the Fund’s Shares for the purpose of investing indirectly in the commodity specific market in a cost-effective manner. Such investors may include participants in the specific industry and other industries seeking to hedge the risk of losses in their commodity specific related transactions, as well as investors seeking exposure to that commodity market. Accordingly, depending on the investment objective of an individual investor, the risks generally associated with investing in the commodity specific market and/or the risks involved in hedging may exist. In addition, an investment in a Fund involves the risks that the changes in the price of the Fund’s Shares will not accurately track the changes in the Benchmark, and that changes in the Benchmark will not closely correlate with changes in the price of the commodity on the spot market. The Sponsor does not intend to operate each Fund in a fashion such that its per share NAV equals, in dollar terms, the spot price of the commodity or the price of any particular commodity specific Futures Contract.

Calculation of the Benchmark

The notional amount of each Benchmark Component Futures Contract included in each Benchmark is intended to reflect the changes in market value of each such Benchmark Component Futures Contract within the Benchmark. The closing level of each Benchmark is calculated on each business day by U.S. Bank Global Fund Services (“Global Fund Services”) based on the closing price of the futures contracts for each of the underlying Benchmark Component Futures Contracts and the notional amounts of such Benchmark Component Futures Contracts.

Each Benchmark is rebalanced periodically to ensure that each of the Benchmark Component Futures Contracts is weighted in the same proportion as in the investment objective for each Fund. The following tables reflect the December 31, 2019, Benchmark Component Futures Contracts weights for each of the Funds. The contract held is identified by the generally accepted nomenclature of contract month and year, which may differ from the month in which the contract expires:

CORN Benchmark Component Futures Contracts	Notional Value	Weight (%)
CBOT Corn Futures (1,334 contracts, MAY20)	$26,329,825	35%
CBOT Corn Futures (1,126 contracts, JUL20)	22,576,300	30
CBOT Corn Futures (1,308 contracts, DEC20)	26,323,500	35

Total at December 31, 2019	$75,229,625	100%

SOYB Benchmark Component Futures Contracts	Notional Value	Weight (%)
CBOT Soybean Futures (207 contracts, MAR20)	$9,889,425	35%
CBOT Soybean Futures (175 contracts, MAY20)	8,476,563	30
CBOT Soybean Futures (200 contracts, NOV20)	9,787,500	35

Total at December 31, 2019	$28,153,488	100%

CANE Benchmark Component Futures Contracts	Notional Value	Weight (%)
ICE Sugar Futures (284 contracts, MAY20)	$4,306,803	35%
ICE Sugar Futures (241 contracts, JUL20)	3,687,107	30
ICE Sugar Futures (268 contracts, MAR21)	4,316,301	35

Total at December 31, 2019	$12,310,211	100%

WEAT Benchmark Component Futures Contracts	Notional Value	Weight (%)
CBOT Wheat Futures (650 contracts, MAY20)	$18,256,875	35%
CBOT Wheat Futures (556 contracts, JUL20)	15,665,300	30
CBOT Wheat Futures (634 contracts, DEC20)	18,314,675	35

Total at December 31, 2019	$52,236,850	100%

TAGS Benchmark Component Futures Contracts	Notional Value	Weight (%)
Shares of Teucrium Corn Fund	$360,286	25%
Shares of Teucrium Soybean Fund	371,397	25
Shares of Teucrium Wheat Fund	371,411	25
Shares of Teucrium Sugar Fund	373,786	25

Total at December 31, 2019	$1,476,880	100%

The price relationship between the near month Futures Contract to expire and the Benchmark Component Futures Contracts will vary and may impact both the total return of each Fund over time and the degree to which such total return tracks the total return of the price indices related to the commodity of each Fund. In cases in which the near month contract’s price is lower than later expiring contracts’ prices (a situation known as “contango” in the futures markets), then absent the impact of the overall movement in commodity prices the value of the Benchmark Component Futures Contracts would tend to decline as they approach expiration. In cases in which the near month contract’s price is higher than later expiring contracts’ prices (a situation known as “backwardation” in the futures markets), then absent the impact of the overall movement in a Fund’s prices the value of the Benchmark Component Futures Contracts would tend to rise as they approach expiration, all other things being equal.

The total portfolio composition for each Fund is disclosed each business day that the NYSE Arca is open for trading on the Sponsor’s website. The website for the Funds and the Sponsor is www.teucrium.com. The website is accessible at no charge. The website disclosure of portfolio holdings is made daily and includes, as applicable, the name and value of each Futures Contract, other commodity interests and the amount of cash and cash equivalents held in the Fund’s portfolio. The specific types of other commodity interests held (if any, which may include options on futures contracts and derivative contracts such as swaps) collectively, “Other Commodity Interests,” and together with Futures Contracts, “Commodity Interests” or “Interests” in addition to futures contracts, options on futures contracts and derivative contracts that are tied to various commodities are entered into outside of public exchanges. These “over the counter” contracts are entered into between two parties in private contracts, or on a recently formed swap execution facility (“SEF”) for standardized swaps. For example, unlike Futures Contracts, which are guaranteed by a clearing organization, each party to an over the counter derivative contract bears the credit risk of the other party (unless such over the counter swap is cleared through a derivatives clearing organization (“DCO”)), i.e., the risk that the other party will not be able to perform its obligations under its contract, and characteristics of such Other Commodity Interests.

Consistent with achieving a Fund’s investment objective of closely tracking the Benchmark, the Sponsor may for certain reasons cause a Fund to enter into or hold Futures Contracts other than the Benchmark Component Futures Contracts and/or Other Commodity Interests. Other Commodity Interests that do not have standardized terms and are not exchange traded, referred to as “over the counter” Commodity Interests, can generally be structured as the parties to the Commodity Interest contract desire. Therefore, each Fund might enter into multiple and/or over the counter Interests intended to replicate the performance of each of the Benchmark Component Futures Contracts for a Fund, or a single over the counter Interest designed to replicate the performance of the Benchmark as a whole. Assuming that there is no default by a counterparty to an over the counter Interest, the performance of the Interest will necessarily correlate with the performance of the Benchmark or the applicable Benchmark Component Futures Contract. Each Fund might also enter into or hold Interests other than Benchmark Component Futures Contracts to facilitate effective trading, consistent with the discussion of the Fund’s “roll” strategy. In addition, each Fund might enter into or hold Interests that would be expected to alleviate overall deviation between the Fund’s performance and that of the Benchmark that may result from certain market and trading inefficiencies or other reasons. By utilizing certain or all of the investments described above, the Sponsor will endeavor to cause the Fund’s performance to closely track that of the Benchmark of each Fund.

An “exchange for related position” (“EFRP”) can be used by each Fund as a technique to facilitate the exchanging of a futures hedge position against a creation or redemption order, and thus each Fund may use an EFRP transaction in connection with the creation and redemption of shares. The market specialist/market maker that is the ultimate purchaser or seller of shares in connection with the creation or redemption basket, respectively, agrees to sell or purchase a corresponding offsetting futures position which is then settled on the same business day as a cleared futures transaction by the FCMs. The Fund will become subject to the credit risk of the market specialist/market maker until the EFRP is settled within the business day, which is typically 7 hours or less. Each Fund reports all activity related to EFRP transactions under the procedures and guidelines of the CFTC and the exchanges on which the futures are traded.

The Funds earn interest and other income (“interest income”) from cash equivalents that it purchases and, on the cash it holds through the Custodian or other financial institutions. The Sponsor anticipates that the interest income will increase the NAV of each Fund. The Funds apply the interest income to the acquisition of additional investments or use it to pay its expenses. If the Fund reinvests the earned interest income, it makes investments that are consistent with its investment objectives as disclosed. Any cash equivalent invested by a Fund will have original maturity dates of three months or less at inception. Any cash equivalent invested by a Fund will be deemed by the Sponsor to be of investment grade quality. As of December 31, 2019, available cash balances in each of the Funds were invested in the Fidelity Institutional Money Market Funds – Government Portfolio, in demand deposits at Mechanics Bank, and in commercial paper with maturities of ninety days or less. Additionally, the CORN, SOYB, CANE and WEAT Funds invest a portion of the amount of funds required to be deposited with the FCM as initial margin in U.S. Treasury obligations with time to maturity of 90 days or less. The obligations are purchased and held in the respective Fund accounts through the FCM.

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

The Sponsor employs a “neutral” investment strategy intended to track the changes in the Benchmark of each Fund regardless of whether the Benchmark goes up or goes down. The Fund’s “neutral” investment strategy is designed to permit investors generally to purchase and sell the Fund’s Shares for the purpose of investing indirectly in the commodity specific market in a cost-effective manner. Such investors may include participants in the specific industry and other industries seeking to hedge the risk of losses in their commodity specific related transactions, as well as investors seeking exposure to that commodity market. Accordingly, depending on the investment objective of an individual investor, the risks generally associated with investing in the commodity specific market and/or the risks involved in hedging may exist. In addition, an investment in a Fund involves the risk that the changes in the price of the Fund’s Shares will not accurately track the changes in the Benchmark, and that changes in the Benchmark will not closely correlate with changes in the price of the commodity on the spot market. The Sponsor does not intend to operate each Fund in a fashion such that its per share NAV equals, in dollar terms, the spot price of the commodity or the price of any particular commodity specific Futures Contract.

Market Outlook

The Corn Market

Corn is currently the most widely produced livestock feed grain in the United States. The two largest demands of the United States’ corn crop are used in livestock feed and ethanol production. Corn is also processed into food and industrial products, including starch, sweeteners, corn oil, beverages and industrial alcohol. The United States Department of Agriculture (“USDA”) publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide corn production and consumption, and for other grains such as soybeans and wheat which can be used in some cases as a substitute for corn. These reports are available on the USDA’s website, www.usda.gov, at no charge. The outlook provided below is from the January 10, 2020 USDA report.

The United States is the world’s leading producer and exporter of corn. For the Crop Year 2019-20, the United States Department of Agriculture (“USDA”) estimates that the U.S. will produce approximately 31% of all the corn globally, of which about 13% will be exported. For 2019-2020, based on the January 10, 2020 USDA reports, global consumption of 1,133 Million Metric Tons (MMT) is expected to be slightly higher than global production of 1,111 MMT. If the global supply of corn exceeds global demand, this may have an adverse impact on the price of corn. Besides the United States, other principal world corn exporters include Argentina, Brazil and the former Soviet Union nations known as the FSU-12 which includes the Ukraine. Major import nations include Mexico, Japan, the European Union (EU), South Korea, Egypt and parts of Southeast Asia. China’s production at 261 MMT is approximately 7% less than its domestic usage.

According to the USDA, global corn consumption has increased just over 584% from crop year 1960/1961 to 2019/2020 as demonstrated by the graph below and is projected to continue to grow in coming years. Consumption growth is the result of a combination of many factors including: 1) global population growth, which, according to the U.S. Census Department, is estimated to increase by approximately 79.6 million people in the 2019-20 time-frame and reach 9.7 billion by 2050; 2) a growing global middle class which is increasing the demand for protein and meat-based products globally and most significantly in developing countries; and 3) increased use of biofuels, including ethanol in the United States. Based on USDA estimates as of January 10, 2020, for each person added to the population, there needs to be an additional 5.9 bushels of corn, 1.7 bushels of soybeans and 3.6 bushels of wheat produced.

Global corn consumption may fluctuate year over year due to any number of reasons which may include, but is not limited to, economic conditions, global health concerns, international trade policy.  Corn is a staple commodity used  pervasively across the globe so that any contractions in consumption may only be temporary as has historically been the case.

While global consumption of corn has increased over the 1960/1961-2019/2020 period, so has production, driven by increases in acres planted and yield per acre. However, according to the USDA and United Nations, future growth in planted acres and yield may be inhibited by lower productive land, and lack of infrastructure and transportation. In addition, agricultural crops such as corn are highly weather dependent for yield and therefore susceptible to changing weather patterns. In addition, given the current production/consumption patterns, nearly 100% of all corn produced globally is consumed which leaves minimal excess inventory if production issues arise.

The price per bushel of corn in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to December 2019.

On January 10, 2020, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2019-20. The exhibit below provides a summary of historical and current information for United States corn production.

U.S. Corn Supply/Demand Balance
Marketing Year September - August
Million Bushels
											Jan 10 Est.	18-19 to	Jan 10 Est.	19-20 to
											USDA	17-18	USDA	18-19
Crop Year	08-09	09-10	10-11	11-12	12-13	13-14	14-15	15-16	16-17	17-18	18-19	% Change	19-20	% Change
Planted Acres	86.0	86.4	88.2	91.9	97.3	95.4	90.6	88.0	94.0	90.2	88.9	-1%	89.7	1%
Harvested Acres	78.6	79.5	81.4	84.0	87.4	87.5	83.1	80.8	86.7	82.7	81.3	-2%	81.5	0%
Difference	7.4	6.9	6.8	7.9	9.9	7.9	7.5	7.2	7.3	7.5	7.6	1%	8.2	8%
Yield	153.9	164.7	152.8	147.2	123.1	158.1	171.0	168.4	174.6	176.6	176.4	0%	168.0	-5%

Beginning Stocks	1,624	1,673	1,708	1,128	989	821	1,232	1,731	1,737	2,293	2,140	-7%	2,221	4%
Production	12,092	13,092	12,447	12,360	10,755	13,829	14,216	13,602	15,148	14,609	14,340	-2%	13,692	-5%
Imports	14	8	28	29	160	36	32	68	57	36	28	-22%	50	79%
Total Supply	13,730	14,774	14,182	13,516	11,904	14,686	15,479	15,401	16,942	16,939	16,509	-3%	15,962	-3%

Feed	5,205	5,125	4,793	4,545	4,315	5,040	5,280	5,114	5,470	5,304	5,432	2%	5,525	2%
Food/Seed/Industrial	4,993	5,961	6,428	6,439	6,038	6,493	6,601	6,648	6,885	7,057	6,791	-4%	6,770	0%
Ethanol for Fuel(incld above)	3,677	4,591	5,021	5,011	4,641	5,124	5,200	5,224	5,432	5,605	5,376	-4%	5,375	0%
Exports	1,858	1,980	1,834	1,543	730	1,920	1,867	1,901	2,294	2,438	2,065	-15%	1,775	-14%
Total Usage	12,056	13,066	13,055	12,527	11,083	13,454	13,748	13,664	14,650	14,798	14,288	-3%	14,070	-2%

Ending Stocks (Inventory)	1,673	1,708	1,128	989	821	1,232	1,731	1,737	2,293	2,140	2,221	4%	1,892	-15%

Stocks/Use Ratio	14%	13%	9%	8%	7%	9%	13%	13%	16%	14%	16%	7%	13%	-13%
farm Price ($/bushel)	$ 4.06	$ 3.55	$ 5.18	$ 6.22	$ 6.89	$ 4.46	$ 3.70	$ 3.61	$ 3.36	$3.36	$3.61		$3.85

Calculations:
Demand per day (incld expt)¹	33.0	35.8	35.8	34.3	30.4	36.9	37.7	37.4	40.1	40.5	39.1	-3%	38.5	-2%
Carry-out days supply	50.7	47.7	31.5	28.8	27.0	33.4	46.0	46.4	57.1	52.8	56.7	7%	49.1	-13%
¹ in millions of bushels per day

Standard Corn Futures Contracts trade on the CBOT in units of 5,000 bushels, although 1,000 bushels “mini-corn” Corn Futures Contracts also trade. Three grades of corn are deliverable under CBOT Corn Futures Contracts: Number 1 yellow, which may be delivered at 1.5 cents over the contract price; Number 2 yellow, which may be delivered at the contract price; and Number 3 yellow, which may be delivered at 1.5 cents under the contract price for all contract months prior to March 2020 or may be delivered between 2 and 4 cents per bushel under the contract price for all contract months commencing with March 2020 and beyond. There are five months each year in which CBOT Corn Futures Contracts expire: March, May, July, September and December.

If the futures market is in a state of backwardation (i.e., when the price of corn in the future is expected to be less than the current price), the Fund will buy later to expire contracts for a lower price than the sooner to expire contracts that it sells. Hypothetically, and assuming no changes to either prevailing corn prices or the price relationship between immediate delivery, soon to expire contracts and later to expire contracts, the value of a contract will rise as it approaches expiration. Over time, if backwardation remained constant, the differences would continue to increase. If the futures market is in contango, the Fund will buy later to expire contracts for a higher price than the sooner to expire contracts that it sells. Hypothetically, and assuming no other changes to either prevailing corn prices or the price relationship between the spot price, soon to expire contracts and later to expire contracts, the value of a contract will fall as it approaches expiration. Over time, if contango remained constant, the difference would continue to increase. Historically, the corn futures markets have experienced periods of both contango and backwardation. Frequently, whether contango or backwardation exists is a function, among other factors, of the seasonality of the corn market and the corn harvest cycle. All other things being equal, a situation involving prolonged periods of contango may adversely impact the returns of the Fund; conversely a situation involving prolonged periods of backwardation may positively impact the returns of the Fund.

The Soybean Market

Global soybean production is concentrated in the U.S., Brazil, Argentina and China. The United States Department of Agriculture (“USDA”) has estimated that, for the Crop Year 2019-20, the United States will produce approximately 97 MMT of soybeans or approximately 29% of estimated world production, with Brazil production at 123 MMT. Argentina is projected to produce about 53 MMT. For 2019-20, based on the January 10, 2020 USDA report, global consumption of 350 MMT is estimated slightly higher than global production of 338 MMT. If the global supply of soybeans exceeds global demand, this may have an adverse impact on the price of soybeans. Global soybean consumption may fluctuate year over year due to any number of reasons which may include, but is not limited to, economic conditions, global health concerns, international trade policy.  Soybeans is a staple commodity used  pervasively across the globe so that any contractions in consumption may only be temporary as has historically been the case. The USDA publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide soybean production and consumption. These reports are available on the USDA’s website, www.usda.gov, at no charge. The outlook provided below is from the January 10, 2020 USDA report.

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

If the futures market is in a state of backwardation (i.e., when the price of soybeans in the future is expected to be less than the current price), the Fund will buy later to expire contracts for a lower price than the sooner to expire contracts that it sells. Hypothetically, and assuming no changes to either prevailing soybean prices or the price relationship between immediate delivery, soon to expire contracts and later to expire contracts, the value of a contract will rise as it approaches expiration. If the futures market is in contango, the Fund will buy later to expire contracts for a higher price than the sooner to expire contracts that it sells. Hypothetically, and assuming no other changes to either prevailing soybean prices or the price relationship between the spot price, soon to expire contracts and later to expire contracts, the value of a contract will fall as it approaches expiration. Historically, the soybeans futures markets have experienced periods of both contango and backwardation. Frequently, whether contango or backwardation exists is a function, among other factors, of the seasonality of the soybean market and the soybean harvest cycle. All other things being equal, a situation involving prolonged periods of contango may adversely impact the returns of the Fund; conversely a situation involving prolonged periods of backwardation may positively impact the returns of the Fund.

The price per bushel of soybeans in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to December 2019.

On January 10, 2020, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2019-20. The exhibit below provides a summary of historical and current information for United States soybean production.

U.S. Soybean Supply/Demand Balance
Marketing Year September - August
Million Bushels
											Jan 10 Est.	18-19 to	Jan 10 Est.	19-20 to
											USDA	17-18	USDA	18-19
Crop Year	08-09	09-10	10-11	11-12	12-13	13-14	14-15	15-16	16-17	17-18	18-19	% Change	19-20	% Change
Planted Acres	75.7	77.5	77.4	75.0	77.2	76.8	83.3	82.7	83.5	90.2	89.2	-1%	76.1	-15%
Harvested Acres	74.7	76.4	76.6	73.8	76.1	76.3	82.6	81.7	82.7	89.5	87.6	-2%	75.0	-14%
Difference	1.0	1.1	0.8	1.2	1.0	0.5	0.7	1.0	0.8	0.7	1.6	129%	1.1	-31%
Yield	39.7	44.0	43.5	41.9	40.0	44.0	47.5	48.0	51.9	49.3	50.6	3%	47.4	-6%

Beginning Stocks	205	138	151	215	169	141	92	191	197	302	438	45%	909	108%
Production	2,967	3,359	3,329	3,094	3,042	3,358	3,927	3,926	4,296	4,412	4,428	0%	3,558	-20%
Imports	13	15	14	16	41	72	33	24	22	22	14	-36%	15	7%
Total Supply	3,185	3,512	3,495	3,325	3,252	3,570	4,052	4,140	4,516	4,735	4,880	3%	4,482	-8%

Crushings	1,662	1,752	1,648	1,703	1,689	1,734	1,873	1,886	1,901	2,055	2,092	2%	2,105	1%
Seed, Feed and Residual	106	110	131	89	105	107	146	115	147	109	131	20%	128	-2%
Exports	1,279	1,499	1,501	1,365	1,317	1,638	1,842	1,942	2,166	2,134	1,748	-18%	1,775	2%
Total Usage	3,047	3,361	3,280	3,155	3,111	3,478	3,862	3,944	4,214	4,297	3,971	-8%	4,008	1%

Ending Stocks (Inventory)	138	151	215	169	141	92	191	197	302	438	909	108%	475	-48%

Stocks/Use Ratio	4.5%	4.5%	6.6%	5.4%	4.5%	2.6%	4.9%	5.0%	7.2%	10.2%	22.9%	125%	11.9%	-48%
farm Price ($/bushel)	$ 9.97	$ 9.59	$ 11.30	$ 12.50	$ 14.40	$ 13.00	$ 10.10	$ 8.95	$ 9.47	$9.33	$8.48		$9.00

Calculations:
Demand per day (incld expt)¹	8.3	9.2	9.0	8.6	8.5	9.5	10.6	10.8	11.5	11.8	10.9	-8%	11.0	1%
Carry-out days supply	16.5	16.4	23.9	19.6	16.6	9.7	18.1	18.2	26.2	37.2	83.6	125%	43.3	-48%
¹ in millions of bushels per day

The Sugar Market

Sugarcane accounts for about 79% of the world’s sugar production, while sugar beets account for the remainder of the world’s sugar production. Sugar manufacturers use sugar beets and sugarcane as the raw material from which refined sugar (sucrose) for industrial and consumer use is produced. Sugar is produced in various forms, including granulated, powdered, liquid, brown, and molasses. The food industry (in particular, producers of baked goods, beverages, cereal, confections, and dairy products) uses sugar and sugarcane molasses to make sugar containing food products. Sugar beet pulp and molasses products are used as animal feed ingredients. Ethanol is an important by-product of sugarcane processing. Additionally, the material that is left over after sugarcane is processed is used to manufacture paper, cardboard, and “environmentally friendly” eating utensils.

The Sugar No. 11 Futures Contract is the world benchmark contract for raw sugar trading. This contract prices the physical delivery of raw cane sugar, delivered to the receiver’s vessel at a specified port within the country of origin of the sugar. Sugar No. 11 Futures Contracts trade on ICE Futures US and the NYMEX in units of 112,000 pounds.

The United States Department of Agriculture (“USDA”) publishes two major reports annually on U.S. domestic and worldwide sugar production and consumption. These are usually released in November and May. In addition, the USDA publishes periodic, but not as comprehensive, reports on sugar monthly. These reports are available on the USDA’s website, www.usda.gov, at no charge. The USDA’s November 2019 report forecasts for 2019/20 a decline in global production of 174 Million due to a 5 million ton drop in India resulting from reported lower area and expected yields. Brazil and India are essentially tied as top producers. Brazil’s production is estimated slightly down due to more sugarcane being diverted towards ethanol production and less to sugar. Consumption is projected to continue to rise due to record use in India and exports are estimated to be flat while global stocks are projected to be down due to lower stocks in China, India, and Pakistan. Global sugar consumption may fluctuate year over year due to any number of reasons which may include, but is not limited to, economic conditions, global health concerns, international trade policy.  Sugar is a staple commodity used pervasively across the globe so that any contractions in consumption may only be temporary as has historically been the case.

If the futures market is in a state of backwardation (i.e., when the price of sugar in the future is expected to be less than the current price), the Fund will buy later to expire contracts for a lower price than the sooner to expire contracts that it sells. Hypothetically, and assuming no changes to either prevailing sugar prices or the price relationship between immediate delivery, soon to expire contracts and later to expire contracts, the value of a contract will rise as it approaches expiration. If the futures market is in contango, the Fund will buy later to expire contracts for a higher price than the sooner to expire contracts that it sells. Hypothetically, and assuming no other changes to either prevailing sugar prices or the price relationship between the spot price, soon to expire contracts and later to expire contracts, the value of a contract will fall as it approaches expiration. Historically, the sugar futures markets have experienced periods of both contango and backwardation. Frequently, whether contango or backwardation exists is a function, among other factors, of the seasonality of the sugar market and the sugar harvest cycle. All other things being equal, a situation involving prolonged periods of contango may adversely impact the returns of the Funds; conversely a situation involving prolonged periods of backwardation may positively impact the returns of the Funds.

Futures contracts may be either bought or sold long or short. The U.S Commodity Futures Trading Commission weekly releases the “Commitment of Traders” (COT) report, which depicts the open interest as well as long and short positions in the market. Market participants may use this report to gauge market sentiment.

The Wheat Market

Wheat is used to produce flour, the key ingredient for breads, pasta, crackers and many other food products, as well as several industrial products such as starches and adhesives. Wheat by-products are used in livestock feeds. Wheat is the principal food grain produced in the United States, and the United States’ output of wheat is typically exceeded only by that of China, the European Union, the former Soviet nations, known as the FSU-12, including the Ukraine, and India. The United States Department of Agriculture (“USDA”) estimates that for 2019-20, the principal global producers of wheat will be the EU, the former Soviet nations known as the FSU-12, China, India, the United States, Australia and Canada. The U.S. generates approximately 7% of the global production, with approximately 51% of that being exported. For 2019-20, based on the January 10, 2020 USDA report, global consumption of 754 MMT is estimated to be slightly lower than production of 764 MMT. If the global supply of wheat exceeds global demand, this may have an adverse impact on the price of wheat. Global wheat consumption may fluctuate year over year due to any number of reasons which may include, but is not limited to, economic conditions, global health concerns, international trade policy.  Wheat is a staple commodity used pervasively across the globe so that any contractions in consumption may only be temporary as has historically been the case. The USDA publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide wheat production and consumption. These reports are available on the USDA’s website, www.usda.gov, at no charge. The outlook provided below is from the January 10, 2020 USDA report.

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

If the futures market is in a state of backwardation (i.e., when the price of wheat in the future is expected to be less than the current price), the Fund will buy later to expire contracts for a lower price than the sooner to expire contracts that it sells. Hypothetically, and assuming no changes to either prevailing wheat prices or the price relationship between immediate delivery, soon to expire contracts and later to expire contracts, the value of a contract will rise as it approaches expiration. If the futures market is in contango, the Fund will buy later to expire contracts for a higher price than the sooner to expire contracts that it sells. Hypothetically, and assuming no other changes to either prevailing wheat prices or the price relationship between the spot price, soon to expire contracts and later to expire contracts, the value of a contract will fall as it approaches expiration. Historically, the wheat futures markets have experienced periods of both contango and backwardation. Frequently, whether contango or backwardation exists is a function, among other factors, of the seasonality of the wheat market and the wheat harvest cycle. All other things being equal, a situation involving prolonged periods of contango may adversely impact the returns of the Fund; conversely a situation involving prolonged periods of backwardation may positively impact the returns of the Fund.

The price per bushel of wheat in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to December 2019.

On January 10, 2020, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2019-20. The exhibit below provides a summary of historical and current information for United States wheat production.

U.S. Wheat Supply/Demand Balance
Marketing Year June - May
Million Bushels
											Jan 10 Est.	18-19 to	Jan 10 Est.	19-20 to
											USDA	17-18	USDA	18-19
Crop Year	08-09	09-10	10-11	11-12	12-13	13-14	14-15	15-16	16-17	17-18	18-19	% Change	19-20	% Change
Planted Acres	63.2	59.2	53.6	54.4	55.3	56.2	56.8	55.0	50.1	46.1	47.8	4%	45.2	-5%
Harvested Acres	55.7	49.9	47.6	45.7	48.8	45.3	46.4	47.3	43.8	37.6	39.6	5%	37.2	-6%
Difference	7.5	9.3	6.0	8.7	6.5	10.9	10.4	7.7	6.3	8.5	8.2	-4%	8.0	-2%
Yield	44.9	44.5	46.3	43.7	46.2	47.1	43.7	43.6	52.7	46.4	47.6	3%	51.7	9%

Beginning Stocks	306	657	976	862	743	718	590	752	976	1,181	1,099	-7%	1,080	-2%
Production	2,499	2,218	2,207	1,999	2,252	2,135	2,026	2,062	2,309	1,741	1,885	8%	1,920	2%
Imports	127	119	97	112	123	173	151	113	118	158	135	-15%	105	-22%
Total Supply	2,932	2,993	3,279	2,974	3,118	3,026	2,768	2,927	3,402	3,080	3,119	1%	3,105	0%

Food	927	919	926	941	951	955	958	957	949	964	955	-1%	955	0%
Seed	78	69	71	76	73	77	79	67	61	63	59	-6%	60	2%
Feed and residual	255	150	132	164	364	228	114	149	160	47	90	91%	150	67%
Exports	1,015	879	1,289	1,050	1,012	1,176	864	778	1,051	906	936	3%	975	4%
Total Usage	2,275	2,018	2,417	2,231	2,400	2,436	2,015	1,951	2,222	1,981	2,039	3%	2,140	5%

Ending Stocks (Inventory)	657	976	862	743	718	590	752	976	1,181	1,099	1,080	-2%	965	-11%

Stocks/Use Ratio	28.9%	48.4%	35.7%	33.3%	29.7%	24.2%	37.3%	50.0%	53.2%	55.5%	53.0%	-5%	45.1%	-15%
farm Price ($/bushel)	$ 6.78	$ 4.87	$ 5.70	$ 7.24	$ 7.77	$ 6.87	$ 5.99	$ 4.89	$ 3.89	$4.72	$5.16		$4.55

Calculations:
Demand per day (incld expt)¹	6.2	5.5	6.6	6.1	6.6	6.7	5.5	5.3	6.1	5.4	5.6	3%	5.9	5%
Carry-out days supply	105.4	176.5	130.2	121.6	108.6	88.4	136.2	182.6	194.0	202.5	193.3	-5%	164.6	-15%
¹ in millions of bushels per day

Competitive Environment

Investors may choose among several options when considering an investment in agricultural commodities. For instance, an investor may choose to invest directly in commodity futures, although such an investment generally requires significant capital. Additionally, there are a variety of commodity index funds which include baskets of commodity interests; these funds invest in a range of commodity interests, although some are weighted toward, or invest solely in, agricultural commodities. Finally, there are exchange traded notes which are credit instruments, some of which may invest or mirror investments in agricultural commodities.

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

The Sponsor maintains a website on behalf of each of the Funds. The total portfolio composition of each Fund is disclosed on the Fund’s website each business day that the NYSE Arca is open for trading. The website disclosure of portfolio holdings is made daily and includes, as applicable, the name and value of each Commodity Futures Contract held and those that are pending, and the amount of cash and cash equivalents held in the Fund’s portfolio. Each Fund’s website also includes the NAV, the 4 p.m. Bid/Ask Midpoint as reported by the NYSE Arca, the last trade price as reported by the NYSE Arca, the shares outstanding, the shares available for issuance, and the shares created or redeemed on that day. The prospectus, Monthly Statement of Account, Quarterly Performance of the Midpoint versus the NAV, and the Roll Dates, as well as Forms 10-Q, Forms 10-K, and other SEC filings for that Fund, are also posted on the website. The website is publicly accessible at no charge. The website address for the Sponsor and each Fund is www.teucrium.com.

A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Trust and the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Trust and the Funds. For the period ended December 31, such expenses, which are primarily included as distribution and marketing fees, totaled $1,992,524 in 2019, $2,674,984 in 2018, and $2,196,388 in 2017; of these amounts, $137,711 in 2019, $556,063 in 2018, and $453,736 in 2017 were waived by the Sponsor.

All asset-based fees and expenses for the Funds are calculated on the prior day’s net assets.

The Sponsor has an information security program and policy in place. The program takes reasonable care to look beyond the security and controls developed and implemented for the Trust and the Funds directly to the platforms and controls in place for the key service providers. Such review of cybersecurity and information technology plans of key service providers are part of the Sponsor’s disaster recovery and business continuity planning. The Sponsor provides regular training to all employees of the Sponsor regarding cybersecurity topics, in addition to real-time dissemination of information regarding cybersecurity matters as needed. The information security plan is reviewed and updated as needed, but at a minimum on an annual basis.

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

The Officers of the Sponsor, one of whom is a Class A member of the Sponsor, are the following:

Sal Gilbertie has been the President of the Sponsor since its inception, its Chief Investment Officer since September 2011, and its Chief Executive Officer and Secretary since September 17, 2018, and was approved by the NFA as a principal of the Sponsor on September 23, 2009 and registered as an associated person of the Sponsor on November 10, 2009. He maintains his main business office at 65 Adams Road, Easton, Connecticut 06612. Effective July 16, 2012, Mr. Gilbertie was registered with the NFA as the Branch Manager for this location. Since October 18, 2010, Mr. Gilbertie has been an associated person of the Distributor under the terms of the Securities Activities and Services Agreement (“SASA”) between the Sponsor and the Distributor. Additional information regarding the SASA can be found in the section of this disclosure document entitled “Plan of Distribution.” From October 2005 until December 2009, Mr. Gilbertie was employed by Newedge USA, LLC, an FCM and broker-dealer registered with the CFTC and the SEC, where he headed the Renewable Fuels/Energy Derivatives OTC Execution Desk and was an active futures contract and over the counter derivatives trader and market maker in multiple classes of commodities. (Between January 2008 and October 2008, he also held a comparable position with Newedge Financial, Inc., an FCM and an affiliate of Newedge USA, LLC.) From October 1998 until October 2005, Mr. Gilbertie was principal and co-founder of Cambial Asset Management, LLC, an adviser to two private funds that focused on equity options, and Cambial Financing Dynamics, a private boutique investment bank. While at Cambial Asset Management, LLC and Cambial Financing Dynamics, Mr. Gilbertie served as principal and managed the day-to-day activities of the business and the portfolio of both companies. Mr. Gilbertie is 59 years old.

Cory Mullen-Rusin has been the Chief Financial Officer, Chief Accounting Officer and Chief Compliance Officer of the Sponsor since September 17, 2018 and Ms. Mullen-Rusin has primary responsibility for the financial management, compliance and reporting of the Sponsor and is in charge of its books of account and accounting records, and its accounting procedures. She maintains her main business office at Three Main Street, Suite 215, Burlington, Vermont 05401. Ms. Mullen-Rusin worked directly with the former CFO at Teucrium for seven years. Her responsibilities included aspects of financial planning, financial operations, and financial reporting for the Trust and the Sponsor. Additionally, Ms. Mullen-Rusin assisted in developing, instituting, and monitoring the effectiveness of processes and procedures to comply with all regulatory agency requirements. Ms. Mullen-Rusin graduated from Boston College with a Bachelor of Arts and Science in Communications in 2009, where she was a four-year scholarship player on the NCAA Division I Women’s Basketball team. In 2017, she earned a Master of Business Administration from Nichols College. Ms. Mullen-Rusin is 32 years old.

Steve Kahler, Chief Operating Officer, began working for the Sponsor in November 2011 as Managing Director in the trading division. He became the Chief Operating Officer on May 24, 2012 and served in that capacity through September 6, 2018, at which time he resigned. Mr. Kahler was unemployed from September 7, 2018 until September 18, 2018. Mr. Kahler was reappointed and officially resumed his role as Chief Operating Officer on October 10, 2018. Mr. Kahler has primary responsibility for the Trade Operations for the Funds. He maintains his main business office at 13520 Excelsior Blvd., Minnetonka, MN 55345. Mr. Kahler was registered as an Associated Person of the Sponsor on November 25, 2011, approved as a Branch Manager of the Sponsor on March 16, 2012 and approved by the NFA as a Principal of the Sponsor on May 16, 2012. Since January 18, 2012, Mr. Kahler has been an associated person of the Distributor under the terms of the SASA between the Sponsor and the Distributor. Additional information regarding the SASA can be found in the section of this disclosure document entitled “Plan of Distribution.” Prior to his employment with the Sponsor, Mr. Kahler worked for Cargill Inc., an international producer and marketer of food, agricultural, financial and industrial products and services, from April 2006 until November 2011 in the Energy Division as Senior Petroleum Trader. In October 2006 and while employed at Cargill Inc., Mr. Kahler was approved as an Associated Person of Cargill Commodity Services Inc., a commodity trading affiliate of Cargill Inc. from September 13, 2006 to November 9, 2011. Mr. Kahler graduated from the University of Minnesota with a Bachelors of Agricultural Business Administration and is 52 years old. Mr. Kahler is primarily responsible for making trading and investment decisions for the Fund and other Teucrium Funds, and for directing Fund and other Teucrium Fund trades for execution.

The Custodian and Administrator

In its capacity as the Fund’s custodian, the Custodian, currently U.S. Bank, N.A., holds the Funds’ securities, cash and/or cash equivalents pursuant to a custodial agreement. U.S. Bancorp Fund Services, LLC, doing business as U.S. Bank Global Fund Services ("Global Fund Services"), an entity affiliated with U.S. Bank, N.A., is the registrar and transfer agent for the Funds. In addition, Global Fund Services also serves as Administrator for the Fund, performing certain administrative and accounting services and preparing certain SEC and CFTC reports on behalf of the Fund. For these services, the Funds pays fees to the Custodian and Global Fund Services set forth in the table entitled “Contractual Fees and Compensation Arrangements with the Sponsor and Third-Party Service Providers.”

The Custodian is located at 1555 North Rivercenter Drive, Suite 302, Milwaukee, Wisconsin 53212. U.S. Bank N.A. is a Wisconsin state-chartered bank subject to regulation by the Board of Governors of the Federal Reserve System and the Wisconsin State Banking Department. The principal address for Global Fund Services is 615 E. Michigan Street, Milwaukee, WI 53202.

The Distributor

The Funds employ Foreside Fund Services, LLC as the Distributor for the Funds. The Distribution Services Agreement among the Distributor, the Sponsor and the Trust calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. For these services, the Funds pays fees to the Distributor set forth in the table entitled “Contractual Fees and Compensation Arrangements with the Sponsor and Third-Party Service Providers.” The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under FINRA rules. As Registered Representatives of the Distributor, these persons are permitted to engage in certain marketing activities for the Fund that they would otherwise not be permitted to engage in. Under the SASA, the Sponsor is obligated to ensure that such marketing activities comply with applicable law and are permitted by the SASA and the Distributor’s internal procedures.

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

The Firm is registered as an FCM with the CFTC, is a member of the National Futures Association (“NFA”) and is a clearing member of all major U.S. futures exchanges.  The Firm’s Designated Self-Regulatory Organization is the Chicago Mercantile Exchange Inc. (www.cmegroup.com).  The Firm is also registered as a broker-dealer (“BD”) with the U.S. Securities and Exchange Commission (“SEC”) and is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”).

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

Effective in 2019, U.S. Bank N.A. became the broker for some, but not all, of the equity transactions related to the purchase and sale of the Underlying Funds for TAGS. The Bank of New York Mellon Capital Markets was previously the broker since inception of the TAGS Fund.

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

For each of the contractual agreements discussed above, the expense recognized in 2019 by the Trust and each Fund is detailed in the notes to the financial statements included in Part II of this filing.

Form of Shares

Registered Form

For all the Funds, Shares are issued in registered form in accordance with the Trust Agreement. Global Fund Services has been appointed registrar and transfer agent for the purpose of transferring Shares in certificated form. Global Fund Services keeps a record of all Shareholders and holders of the Shares in certificated form in the registry (Register). The Sponsor recognizes transfers of Shares in certificated form only if done in accordance with the Trust Agreement. The beneficial interests in such Shares are held in book-entry form through participants and/or account holders in DTC.

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

Creation and Redemption of Shares

The Funds create and redeem Shares from time to time, but only in one or more Creation Baskets or Redemption Baskets. The creation and redemption of baskets are only made in exchange for delivery to the Funds or the distribution by the Funds of the amount of cash equal to the combined NAV of the number of Shares included in the baskets being created or redeemed determined as of 4:00 p.m. (EST) on the day the order to create or redeem baskets is properly received.

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

Minimum Number of Shares

There are a minimum number of baskets and associated shares specified for each Fund in the Fund’s respective prospectus as amended from time to time. Once the minimum number of baskets is reached, there can be no more redemptions until there has been a creation basket. As of December 31, 2019, and March 9, 2020, these minimum levels are as follows:

	Minimum Level	Minimum Level	Shares Outstanding	Shares Outstanding
	of Shares	of Baskets	December 31, 2019	March 9, 2020
Teucrium Corn Fund	50,000	2	5,075,004	4,775,004
Teucrium Soybean Fund	50,000	2	1,775,004	1,725,004
Teucrium Sugar Fund	50,000	2	1,750,004	1,350,004
Teucrium Wheat Fund	50,000	2	8,950,004	8,600,004
Teucrium Agricultural Fund	50,000	4	75,002	75,002

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

The Administrator calculates the NAV of each Fund once each trading day. It calculates NAV as of the earlier of the close of the New York Stock Exchange or 4:00 p.m., (EST). The NAV for a particular trading day will be released after 4:15 p.m., (EST).

In determining the value of the Futures Contracts for each Fund, the Administrator uses the closing price on the exchange on which the commodity is traded, commonly referred to as the settlement price. The time of settlement for each exchange is determined by that exchange and may change from time to time. The current settlement time for each exchange can be found at the respective website for the CBOT or ICE, as the case may be, as follows:

1) for the CBOT (CORN, SOYB and WEAT) http://www.cmegroup.com/trading_hours/commodities-hours.html.
2) for ICE (CANE) http://www.theice.com/productguide/Search.shtml?tradingHours=.

The Administrator determines the value of all other investments for each Fund as of the earlier of the close of the New York Stock Exchange or 4:00 p.m., (EST), in accordance with the current Services Agreement between the Administrator and the Trust.

The value of over the counter Commodity Interests will be determined based on the value of the commodity or Futures Contract underlying such Commodity Interest, except that a fair value may be determined if the Sponsor believes that a Fund is subject to significant credit risk relating to the counterparty to such Commodity Interest. For purposes of financial statements and reports, the Sponsor will recalculate the NAV of a specific Fund where necessary to reflect the “fair value” of a Futures Contract when the Futures Contract of such Fund closes at its price fluctuation limit for the day. Treasury Securities held by the Fund are valued by the Administrator using values received from recognized third-party vendors (such as Reuters) and dealer quotes. The NAV includes any unrealized profit or loss on open Commodity Interests and any other credit or debit accruing to each Fund but unpaid or not received by the Fund.

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

The indicative fund value is disseminated on a per share basis every 15 seconds during regular NYSE Arca trading hours of 9:30 a.m., (EST), to 4:00 p.m., (EST). The CBOT and the ICE are generally open for trading only during specified hours which vary by exchange and may be adjusted by the exchange. However, the futures markets on these exchanges do not currently operate twenty-four hours per day. In addition, there may be some trading hours which may be limited to electronic trading only. This means that there is a gap in time at the beginning and the end of each day during which the Fund’s Shares are traded on the NYSE Arca, when, for example, real-time CBOT trading prices for Corn Futures Contracts traded on such Exchange are not available. As a result, during those gaps there will be no update to the indicative fund values. The most current trading hours for each exchange may be found on the website of that exchange as listed above.

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

Creation Procedures

On any business day, an Authorized Purchaser may place an order with the transfer agent to create one or more baskets for a Fund. For purposes of processing purchase and redemption orders, a “business day” means any day other than a day when any of the NYSE Arca, CBOT, ICE, or the New York Stock Exchange is closed for regular trading. Purchase orders must be placed by noon (EST) or the close of regular trading on the New York Stock Exchange, whichever is earlier for CANE and TAGS. Purchase orders must be placed by 1:15 pm (EST) or the close of regular trading on the New York Stock Exchange, whichever is earlier for CORN, SOYB and WEAT. The day on which the transfer agent and Distributor receive a valid purchase order is referred to as the purchase order date.

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

Because orders to purchase baskets must be placed by noon or 1:15 pm, (EST), depending on the Fund, but the total payment required to create a basket during the continuous offering period will not be determined until 4:00 p.m., (EST), on the date the purchase order is received, Authorized Purchasers will not know the total amount of the payment required to create a basket at the time they submit an irrevocable purchase order for the basket. The Fund’s NAV and the total amount of the payment required to create a basket could rise or fall substantially between the time an irrevocable purchase order is submitted and the time the amount of the purchase price in respect thereof is determined.

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

Redemption Procedures

The procedures by which an Authorized Purchaser can redeem one or more baskets mirror the procedures for the creation of baskets. On any business day, an Authorized Purchaser may place an order with the Distributor to redeem one or more baskets. Redemption orders must be placed by noon or 1:15 pm, (EST), depending on the Fund, or the close of regular trading on the New York Stock Exchange, whichever is earlier. A redemption order so received will be effective on the date it is received in satisfactory form by the transfer agent and Distributor. The redemption procedures allow Authorized Purchasers to redeem baskets and do not entitle an individual Shareholder to redeem any Shares in an amount less than a Redemption Basket, or to redeem baskets other than through an Authorized Purchaser. By placing a redemption order, an Authorized Purchaser agrees to deliver the baskets to be redeemed through DTC’s book-entry system to a Fund by the end of the next business day following the effective date of the redemption order for all funds other than TAGS or by the end of the second business day for TAGS, or by the end of such later business day, not to exceed two business days after the effective date of the redemption order, as agreed to between the Authorized Purchaser, transfer agent and the Distributor when the redemption order is placed (the “Redemption Settlement Date”). Prior to the delivery of the redemption distribution for a redemption order, the Authorized Purchaser must also have wired to the Sponsor’s account at the Custodian the non-refundable transaction fee due for the redemption order. An Authorized Purchaser may not withdraw a redemption order without the prior consent of the Sponsor in its discretion.

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

Delivery of Redemption Distribution

The redemption distribution due from a Fund will be delivered to the Authorized Purchaser on the Redemption Settlement Date if the Fund’s DTC account has been credited with the baskets to be redeemed. If the Fund’s DTC account has not been credited with all of the baskets to be redeemed by the end of such date, the redemption distribution will be delivered to the extent of whole baskets received. Any remainder of the redemption distribution will be delivered on the next business day after the Redemption Settlement Date to the extent of remaining whole baskets received. Pursuant to information from the Sponsor, the Custodian will also be authorized to deliver the redemption distribution notwithstanding that the baskets to be redeemed are not credited to the Fund’s DTC account by noon (EST) on the Redemption Settlement Date if the Authorized Purchaser has collateralized its obligation to deliver the baskets through DTC’s book entry-system on such terms as the Sponsor may from time to time determine.

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

Creation and Redemption Transaction Fees

To compensate the Sponsor for its expenses in connection with the creation and redemption of baskets, an Authorized Purchaser is required to pay a transaction fee to the Sponsor. The fees for all Funds as of December 31, 2019 are a flat $250 per creation or redemption order.

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

●
To make any elections on behalf of the Trust under the Internal Revenue Code of 1986, as amended, or any other applicable U.S. federal or state tax law as the Sponsor shall determine to be in the best interests of the Trust; and

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

Liability and Indemnification

Under the Trust Agreement, the Sponsor, the Trustee and their respective Affiliates (collectively, “Covered Persons”) shall have no liability to the Trust, the Fund, or to any Shareholder for any loss suffered by the Trust or the Fund which arises out of any action or inaction of such Covered Person if such Covered Person, in good faith, determined that such course of conduct was in the best interest of the Trust or the Fund and such course of conduct did not constitute gross negligence or willful misconduct of such Covered Person. Subject to the foregoing, neither the Sponsor nor any other Covered Person shall be personally liable for the return or repayment of all or any portion of the capital or profits of any Shareholder or assignee thereof, it being expressly agreed that any such return of capital or profits made pursuant to the Trust Agreement shall be made solely from the assets of the applicable Teucrium Fund without any rights of contribution from the Sponsor or any other Covered Person. A Covered Person shall not be liable for the conduct or willful misconduct of any administrator or other delegate selected by the Sponsor with reasonable care, provided, however, that the Trustee and its Affiliates shall not, under any circumstances be liable for the conduct or willful misconduct of any administrator or other delegate or any other person selected by the Sponsor to provide services to the Trust.

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

The Sponsor has sole current authority to manage the investments and operations of the Funds, and this may allow it to act in a way that furthers its own interests rather than your best interests, including the authority of the Sponsor to allocate expenses to and between the Funds. Shareholders have very limited voting rights, which will limit their ability to influence matters such as amendment of the Trust Agreement, change in the Fund’s basic investment policies, or dissolution of a Fund or the Trust.

The Sponsor serves as the Sponsor to the Teucrium Funds and may in the future serve as the Sponsor or investment adviser to commodity pools other than the Teucrium Funds. The Sponsor may have a conflict to the extent that its trading decisions for the Fund may be influenced by the effect they would have on the other pools it manages. In addition, the Sponsor may be required to indemnify the officers and directors of the other pools, if the need for indemnification arises. This potential indemnification will cause the Sponsor’s assets to decrease. If the Sponsor’s other sources of income are not sufficient to compensate for the indemnification, it could cease operations, which could in turn result in Fund losses and/or termination of the Fund.

If the Sponsor acquires knowledge of a potential transaction or arrangement that may be an opportunity for a Fund, it shall have no duty to offer such opportunity to the Fund. The Sponsor will not be liable to the Fund or the Shareholders for breach of any fiduciary or other duty if Sponsor pursues such opportunity or directs it to another person or does not communicate such opportunity to the Fund. Neither the Fund nor any Shareholder has any rights or obligations by virtue of the Trust Agreement, the trust relationship created thereby, or this prospectus in such business ventures or the income or profits derived from such business ventures. The pursuit of such business ventures, even if competitive with the activities of a Fund, will not be deemed wrongful or improper.

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

The Sponsor or any affiliate thereof may engage in or possess an interest in other profit seeking or business ventures of any nature or description, independently or with others, whether or not such ventures are competitive with the Trust and the doctrine of corporate opportunity, or any analogous doctrine, shall not apply to the Sponsor. If the Sponsor acquires knowledge of a potential transaction, agreement, arrangement or other matter that may be an opportunity for the Trust, it shall have no duty to communicate or offer such opportunity to the Trust, and the Sponsor shall not be liable to the Trust or to the Shareholders for breach of any fiduciary or other duty by reason of the fact that the Sponsor pursues or acquires for, or directors such opportunity to, another person or does not communicate such opportunity or information to the Trust. Neither the Trust nor any Shareholder shall have any rights or obligations by virtue of the Trust Agreement or the trust relationship created thereby in or to such independent ventures or the income or profits or losses derived therefrom, and the pursuit of such ventures, even if competitive with the activities of the Trust, shall not be deemed wrongful or improper. Except to the extent expressly provided in the Trust Agreement, the Sponsor may engage or be interested in any financial or other transaction with the Trust, the Shareholders or any affiliate of the Trust or the Shareholders.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted in response to the economic crisis of 2008 and 2009 and it significantly altered the regulatory regime to which the securities and commodities markets are subject. To date, the CFTC has issued proposed or final versions of almost all of the rules it is required to promulgate under the Dodd-Frank Act, and it continues to issue proposed versions of additional rules that it has authority to promulgate. Provisions of the new law include the requirement that position limits be established on a wide range of commodity interests, including agricultural, energy, and metal-based commodity futures contracts, options on such futures contracts and uncleared swaps that are economically equivalent to such futures contracts and options (“Reference Contracts”); new registration and recordkeeping requirements for swap market participants; capital and margin requirements for “swap dealers” and “major swap participants,” as determined by the new law and applicable regulations; reporting of all swap transactions to swap data repositories; and the mandatory use of clearinghouse mechanisms for sufficiently standardized swap transactions that were historically entered into in the over the counter market, but are now designated as subject to the clearing requirement; and margin requirements for over the counter swaps that are not subject to the clearing requirements.

The Dodd-Frank Act was intended to reduce systemic risks that may have contributed to the 2008/2009 financial crisis. Since the first draft of what became the Dodd-Frank Act, supporters and opponents have debated the scope of the legislation. As the administrations of the U.S. change, the interpretation and implementation will change along with them. Nevertheless, regulatory reform of any kind may have a significant impact on U.S. regulated entities.

Management believes that as of December 31, 2019, it had fulfilled in a timely manner all Dodd-Frank Act or other regulatory requirements to which it is subject.

Position Limits, Aggregation Limits, Price Fluctuation Limits

The CFTC and US futures exchanges impose limits on the maximum net long or net short speculative positions that any person may hold or control in any particular futures or options contracts traded on US futures exchanges. For example, the CFTC currently imposes speculative position limits on a number of agricultural commodities (e.g., corn, oats, wheat, soybeans and cotton) and US futures exchanges currently impose speculative position limits on many other commodities. A Fund could be required to liquidate positions it holds in order to comply with position limits or may not be able to fully implement trading instructions generated by its trading models, in order to comply with position limits. Any such liquidation or limited implementation could result in substantial costs to a Fund.

The Dodd-Frank Act significantly expanded the CFTC’s authority to impose position limits with respect to futures contracts and options on futures contracts, swaps that are economically equivalent to futures or options on futures, and swaps that are traded on a regulated exchange and certain swaps that perform a significant price discovery function. On December 16, 2016, the CFTC issued a final rule to amend part 150 of the CFTC’s regulations with respect to the policy for aggregation under the CFTC’s position limits regime for futures and option contracts on nine agricultural commodities (“the Aggregation Requirements”). This final rule addressed the circumstances under which market participants would be required to aggregate all their positions, for purposes of the position limits, of all positions in Reference Contracts of the 9 agricultural commodities held by a single entity and its affiliates, regardless of whether such positions exist on US futures exchanges, non-US futures exchanges, or in over the counter swaps. An affiliate of a market participant is defined as two or more persons acting pursuant to an express or implied agreement or understanding. The Aggregation Requirements became effective on February 14, 2017. On August 10, 2017, the CFTC issued a No-Action Relief Letter No. 17-37 to clarify several provisions under Regulation 150.4, regarding position aggregation filing requirements of market participants. The Sponsor does not anticipate that this order will have an impact on the ability of a Fund to meet its respective investment objectives.

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

The CFTC has attempted to exercise authority to enact additional and more restricted speculative position limits with respect to futures and options on futures on so-called “exempt commodities” (which includes most energy and metals contracts) and with respect to agricultural commodities, but those proposed limits were vacated by a United States District Court. The CFTC has once again attempted to enact additional and more restrictive limits. On January 30, 2020, the CFTC proposed a rule which is intended to replace the CFTC’s current rules on position limits. The proposed rules would establish position limits with respect to 25 “core referenced futures contracts,” identified as the most liquid, physically settled exchange-traded futures contracts. The 25 contracts include the nine “legacy” agricultural futures contracts that are currently subject to CFTC position limits, seven additional agricultural futures contracts, five metals futures contracts and four energy futures contracts. With certain exceptions, cash-settled futures contracts that are directly or indirectly linked to the to the price of the physically settled contract or the underlying commodity and economically equivalent swaps, as defined, also would be subject to the proposed position limits.

With the exception of the nine legacy agricultural contracts, the CFTC’s position limits would apply only in the spot month. These limits would generally be set at 25 percent of the deliverable supply, but may be higher or lower for certain contracts. With respect to the non-legacy contracts, the rule would require the relevant exchange on which the contracts are traded to adopt either position limits or position accountability levels.

The proposed rules also would expand the current list of enumerated bona fide hedges to include, for example, hedges of anticipated merchandizing. To provide market participants with greater flexibility on managing their business risks, the proposal also provides guidance on whether and when market participants are permitted to measure risk on a gross basis rather than a net basis. However, firms will be required to measure risk on a consistent basis. Enumerated hedges are self-effectuating. That is, no prior approval would be required from the CFTC, although a market participant would be required to obtain approval from the relevant exchange. Self-effectuating hedge exemptions also would be available for other transactions such as spreads and pass-through swaps as approved by exchanges. With respect to non-enumerated hedge exemptions, a market participant would be required to file a request to exceed the position limit with the relevant exchange. If the exchange grants the request for a non-enumerated hedge exemption, the exchange will forward its decision to the CFTC forreview. The exemption will be deemed granted provided the CFTC does not intervene during a 10-day review period. The market participant would not be permitted to exceed the applicable position limit until the 10-day review period lapses. Importantly, the CFTC may act solely through its commissioners and not through staff. In terms of process changes, the CFTC is proposing to eliminate Form 204 cash positions report and the cash information reported under Form 304. Comments on the proposed rule must be submitted no later than 90 days after approval of the proposal by the CFTC (i.e., April 29, 2020). The CFTC does not intend to extend the comment period.

It is unknown at this time the effect that such passage, adoption or modification will have, positively or negatively, on our industry or on a Fund. The size or duration of positions available to a Fund may be severely limited. Pursuant to the CFTC’s and the exchanges’ aggregation requirements, all accounts owned or managed by the Sponsor are likely to be combined for speculative position limits purposes. The Funds could be required to liquidate positions it holds in order to comply with such limits, or may not be able to fully implement trading instructions generated by its trading models, in order to comply with such limits. Any such liquidation or limited implementation could result in substantial costs to a Fund.

These new regulations and the resulting increased costs and regulatory oversight requirements may result in market participants being required or deciding to limit their trading activities, which could lead to decreased market liquidity and increased market volatility. In addition, transaction costs incurred by market participants are likely to be higher due to the increased costs of compliance with the new regulations. These consequences could adversely affect a Fund’s returns.

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

Margin for OTC Uncleared Swaps

During 2015 and 2016, the CFTC and the US bank prudential regulators completed their rulemakings under the Dodd-Frank Act on margin for uncleared over the counter swaps (and option agreements that qualify as swaps). Margin requirements went into effect for the largest swap entities in September 2016 and went into effect for small financial entities in March 2017. Under these regulations, swap dealers (such as sell-side counterparties to swaps), major swap participants, and financial end users (such as buy-side counterparties to swaps who are not physical traders) are required in most instances, to post and collect initial and variation margin, depending on the regulatory classification of their counterparty. European and Asian regulators are also implementing similar regulations, which were scheduled to become effective on the same dates as the US-promulgated rules. As a result of these requirements, additional capital will be required to be committed to the margin accounts to support transactions involving uncleared over the counter swaps and, consequently, these transactions may become more expensive. While the Funds currently do not generally engage in uncleared over the counter swaps, to the extent they do so in the future, the additional margin required to be posted could adversely impact the profitability (if any) to the Funds from entering into these transactions.

Books and Records

The Trust keeps its books of record and account at its office located at Three Main Street, Suite 215, Burlington Vermont 05401, or at the offices of U.S. Bancorp Fund Services, LLC, doing business as U.S. Bank Global Fund Services ("Global Fund Services"), the Administrator, located at 615 East Michigan Street, Milwaukee, Wisconsin 53202, or such office, including of an administrative agent, as it may subsequently designate upon notice. The books of account of the Fund are open to inspection by any Shareholder (or any duly constituted designee of a Shareholder) at all times during the usual business hours of the Fund upon reasonable advance notice to the extent such access is required under CFTC rules and regulations. In addition, the Trust keeps a copy of the Trust Agreement on file in its office which will be available for inspection by any Shareholder at all times during its usual business hours upon reasonable advance notice.

SEC Reports

The Sponsor makes available, free of charge, on the website for each Fund, the annual reports on Form 10-K for the Trust, the quarterly reports on Form 10-Q for the Trust, current reports on Form 8-K and amendments to these reports as soon as reasonably practicable after these documents are filed with, or furnished to, the SEC. The documents that the Trust has filed with, or furnished to, the SEC may be found on the Fund’s website under the heading “Fund Information-Filings.” The website for the Sponsor and the Funds is www.teucrium.com. These reports are also available from the SEC through that agency’s website at: www.sec.gov and will be provided free of charge in paper or electronically on request.

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

The Sponsor intends to reinvest any income and realized gains of a Fund in additional Commodity Interests, or Shares of the Underlying Funds in the case of TAGS, rather than distributing cash to Shareholders. Although a Fund does not intend to make cash distributions, the income earned from its investments held directly or posted as margin may reach levels that merit distribution, e.g., at levels where such income is not necessary to support its underlying investments in Commodity Interests, corn for example, and where investors adversely react to being taxed on such income without receiving distributions that could be used to pay such tax. Cash distributions may be made in these and similar instances.

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

To the extent that investors use a Fund as a means of investing indirectly in a specific Commodity Interest, there is the risk that the changes in the price of the Fund’s Shares on the NYSE Arca will not closely track with the changes in spot price of that Commodity Interest. This could happen if the price of Shares traded on the NYSE Arca does not correlate with the Fund’s NAV, if the changes in the Fund’s NAV do not correlate with changes in the Benchmark, or if the changes in the Benchmark do not correlate with changes in the cash or spot price of the specific Commodity Interest. This is a risk because if these correlations are not sufficiently close, then investors may not be able to use the Fund as a cost effective way to invest indirectly in the specific Commodity Interest, or the underlying specific Commodity Interest in the case of TAGS, or as a hedge against the risk of loss in commodity related transactions.

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

An investment in a Fund faces numerous risks from its shares being traded in the secondary market, any of which may lead to the Fund’s shares trading at a premium or discount to NAV. Although Fund shares are listed for trading on the NYSE Arca, there can be no assurance that an active trading market for such shares will develop or be maintained. Trading in Fund shares may be halted due to market conditions or for reasons that, in the view of the NYSE Arca, make trading in shares inadvisable. There can be no assurance that the requirements of the NYSE Arca necessary to maintain the listing of any Fund will continue to be met or will remain unchanged or that the shares will trade with any volume, or at all. The NAV of each Fund’s shares will generally fluctuate with changes in the market value of the Fund’s portfolio holdings. The market prices of shares will generally fluctuate in accordance with changes in the Fund’s NAV and supply and demand of shares on the NYSE Arca. It cannot be predicted whether a Fund's shares will trade below, at or above their NAV. Investors buying or selling Fund shares in the secondary market will pay brokerage commissions or other charges imposed by brokers as determined by that broker. Brokerage commissions are often a fixed amount and may be a significant proportional cost for investors seeking to buy or sell relatively small amounts of shares. Trading volume of the shares of each Fund could be affected by investors who trade significant quantities of shares on any given business day. Such investors may or may not file all required SEC filings reporting ownership of such shares. In addition, if interest rates realized on cash balances were to continue to decline, there is a risk that the net investment ratio of the Funds may increase from the current level.

Neither the Trust, nor any of the Funds, is an investment company subject to the Investment Company Act of 1940. Accordingly, you do not have the protections afforded by that statute, which, for example, requires investment companies to have a board of directors with a majority of disinterested directors and regulates the relationship between the investment company and its investment manager.

The arrangements between clearing brokers and counterparties on the one hand, and the Funds on the other, generally are terminable by the clearing brokers or counterparty upon notice to the Funds. In addition, the agreements between the Funds and their third-party service providers, such as the Distributor and the Custodian, are generally terminable at specified intervals. Upon termination, the Sponsor may be required to renegotiate or make other arrangements for obtaining similar services if the Funds intend to continue to operate. Comparable services from another party may not be available, or may not be available on the terms as favorable as those of the expired or terminated arrangements.

The Sponsor does not employ trading advisors for the Funds, however, it reserves the right to employ them in the future. The only advisor to the Funds is the Sponsor. A lack of independent trading advisors may be disadvantageous to the Funds because they will not receive the benefit of their independent expertise.

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

The development of complex computer and communications systems and new technologies may render the existing computer and communications systems supporting the Funds’ trading activities obsolete. In addition, these computer and communications systems must be compatible with those of third parties, such as the systems of exchanges, clearing brokers and the executing brokers. As a result, if these third parties upgrade their systems, the Sponsor will need to make corresponding upgrades to effectively continue its trading activities. The Funds’ future success may depend on the Funds’ ability to respond to changing technologies on a timely and cost-effective basis.

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

The operations of the Funds, the exchanges, brokers and counterparties with which the Funds do business, and the markets in which the Funds do business could be severely disrupted in the event of a major terrorist attack, natural disaster, cyber-attack, outbreak or public health emergency as declared by the World Health Organization, continuation or expansion of war or other hostilities. Global terrorist attacks, anti-terrorism initiatives, and political unrest continue to fuel this concern. In addition, a prolonged U.S. government shutdown could weaken the U.S. economy, interfere with the commodities markets that rely upon data published by U.S. federal government agencies, and prevent the Funds from receiving necessary regulatory review or approvals. Recently, commodity markets have experienced volatility, which may continue and may increase as a result of the perceived impact of novel coronavirus (2019-nCov) and its impact on the global economy and markets.

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

In managing and directing the day to day activities and affairs of the Funds, the Sponsor relies almost entirely on a small number of individuals, including Mr. Sal Gilbertie, Mr. Steve Kahler and Ms. Cory Mullen-Rusin. If Mr. Gilbertie, Mr. Kahler or Ms. Mullen-Rusin were to leave or be unable to carry out their present responsibilities, it may have an adverse effect on the management of the Funds. To the extent that the Sponsor establishes additional commodity pools, even greater demands will be placed on these individuals.

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

The Funds earn interest on cash balances available for investment. If actual interest rates were to continue to fall, the net investment loss of the Funds could be adversely impacted if the Sponsor were not able to waive expenses sufficient to cover any deficit.

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

The Shares of a Fund are limited liability investments; Shareholders may not lose more than the amount that they invest plus any profits recognized on their investment. However, Shareholders could be required, as a matter of bankruptcy law, to return to the estate of the Fund any distribution they received at a time when the Fund was in fact insolvent or that was made in violation of its Trust Agreement.

The price relationship between the near month Commodity Futures Contract to expire and the Benchmark Component Futures Contracts for each Fund, or the Underlying Funds in the case of TAGS, will vary and may impact both a Fund’s total return over time and the degree to which such total return tracks the total return of the specific commodity price indices. In cases in which the near month contract’s price is lower than later expiring contracts’ prices (a situation known as “contango” in the futures markets), then absent the impact of the overall movement in the commodity specific prices the value of the Benchmark Component Futures Contracts would tend to decline as they approach expiration which could cause the Benchmark Component Futures Contracts, and therefore the Fund’s total return, to track lower. In cases in which the near month contract’s price is higher than later expiring contracts’ prices (a situation known as “backwardation” in the futures markets), then absent the impact of the overall movement in commodity specific prices, the value of the Benchmark Component Futures Contracts would tend to rise as they approach expiration.

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

While it is not the current intention of the Funds to take physical delivery of any Commodity under its Commodity Interests, Commodity Futures Contracts are traditionally physically deliverable contracts, and, unless a position was traded out of, it is possible to take or make delivery under these and some Other Commodity Interests. Storage costs associated with purchasing the specific commodity could result in costs and other liabilities that could impact the value of the Commodity Futures Contracts or certain Other Commodity Interests. Storage costs include the time value of money invested in the physical commodity plus the actual costs of storing the commodity less any benefits from ownership that are not obtained by the holder of a futures contract. In general, Commodity Futures Contracts have a one month delay for contract delivery and the pricing of back month contracts (the back month is any future delivery month other than the spot month) include storage costs. To the extent that these storage costs change for the commodity while a Fund holds the Commodity Interests, the value of the Commodity Interests, and therefore the Fund’s NAV, may change as well.

The Funds are not actively managed and are designed to track a benchmark, regardless of whether the price of the Benchmark Component Futures Contracts is flat, declining, or rising.

The design of each Fund’s Benchmark is such that the Benchmark Component Futures Contracts change throughout the year, and the Fund’s investments must be rolled periodically to reflect the changing composition of the Benchmark. For example, when the second to expire Commodity Futures Contract becomes the first to expire contract, such contract will no longer be a Benchmark Component Futures Contract and the Fund’s position in it will no longer be consistent with tracking the Benchmark. In the event of a commodity futures market where near to expire contracts trade at a higher price than longer to expire contracts, a situation referred to as “backwardation,” then absent the impact of the overall movement in the specific commodity prices of the Fund, the value of the Benchmark Component Futures Contracts would tend to rise as they approach expiration. As a result, a Fund may benefit because it would be selling more expensive contracts and buying less expensive ones on an ongoing basis. Conversely, using corn as an example, in the event of a corn futures market where near to expire contracts trade at a lower price than longer to expire contracts, a situation referred to as “contango,” then absent the impact of the overall movement in corn prices the value of the Benchmark Component Futures Contracts would tend to decline as they approach expiration. As a result, the Fund’s total return may be lower than might otherwise be the case because it would be selling less expensive contracts and buying more expensive ones. The impact of backwardation and contango may lead the total return of a Fund to vary significantly from the total return of other price references, such as the spot price of the specific commodity. In the event of a prolonged period of contango, and absent the impact of rising or falling specific commodity prices, this could have a significant negative impact on a Fund’s NAV and total return.

Position limits and daily price fluctuation limits set by the CFTC and the exchanges have the potential to cause tracking error, which could cause the price of Shares of the Fund to substantially vary from the Benchmark and prevent you from being able to effectively use the Fund as a way to hedge against underlying commodity related losses or as a way to indirectly invest in the underlying commodity.

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

There Is No Assurance that There Will Be a Liquid Market for the Shares of the Funds or the Funds’ Underlying Investments, which May Mean that Shareholders May Not be Able to Sell Their Shares at a Market Price Relatively Close to the NAV

If a substantial number of requests for redemption of Redemption Baskets are received by a Fund during a relatively short period of time, the Fund may not be able to satisfy the requests from the Fund’s assets not committed to trading. As a consequence, it could be necessary to liquidate the Fund’s trading positions before the time that its trading strategies would otherwise call for liquidation, which may result in losses.

A portion of a Fund’s investments could be illiquid, which could cause large losses to investors at any time or from time to time.

A Fund may not always be able to liquidate its positions in its investments at the desired price. As to futures contracts, it may be difficult to execute a trade at a specific price when there is a relatively small volume of buy and sell orders in a market. Limits imposed by futures exchanges or other regulatory organizations, such as accountability levels, position limits and price fluctuation limits, may contribute to a lack of liquidity with respect to some exchange traded commodity Interests. In addition, over the counter contracts may be illiquid because they are contracts between two parties and generally may not be transferred by one party to a third party without the counterparty’s consent. Conversely, a counterparty may give its consent, but the Fund still may not be able to transfer an over the counter Commodity Interest to a third party due to concerns regarding the counterparty’s credit risk.

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

A market disruption, such as a foreign government taking political actions that disrupt the market in its currency, its commodity production or exports, or in another major export, can also make it difficult to liquidate a position. Unexpected market illiquidity may cause major losses to investors at any time or from time to time. In addition, no Fund intends at this time to establish a credit facility, which would provide an additional source of liquidity, but instead will rely only on the short term Treasury Securities, cash and/or cash equivalents that it holds to meet its liquidity needs. The anticipated large value of the positions in a specific Commodity Interest that the Sponsor will acquire or enter into for a Fund increases the risk of illiquidity. Because Commodity Interests may be illiquid, a Fund’s holdings may be more difficult to liquidate at favorable prices in periods of illiquid markets and losses may be incurred during the period in which positions are being liquidated.

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

Under CFTC regulations, a clearing broker with respect to a Fund’s exchange traded Commodity Interests must maintain customers’ assets in a bulk segregated account. If a clearing broker fails to do so or is unable to satisfy a substantial deficit in a customer account, its other customers may be subject to risk of a substantial loss of their funds in the event of that clearing broker’s bankruptcy. In that event, the clearing broker’s customers, such as a Fund, are entitled to recover, even in respect of property specifically traceable to them, only a proportional share of all property available for distribution to all of that clearing broker’s customers. A Fund also may be subject to the risk of the failure of, or delay in performance by, any exchanges and markets and their clearing organizations, if any, on which Commodity Interests are traded. From time to time, the clearing brokers may be subject to legal or regulatory proceedings in the ordinary course of their business. A clearing broker’s involvement in costly or time consuming legal proceedings may divert financial resources or personnel away from the clearing broker’s trading operations, which could impair the clearing broker’s ability to successfully execute and clear a Fund’s trades. For additional information regarding recent regulatory developments that may impact the Funds or the Trust, refer to the section entitled “Regulatory Considerations” section of this document.

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

A portion of the Fund’s assets may be used to trade over the counter Commodity Interests, such as forward contracts or swaps. Over the counter contracts are typically traded on a principal-to-principal cleared and non-cleared basis through dealer markets that are dominated by major money center and investment banks and other institutions and that prior to the passage of the Dodd-Frank Act had been essentially unregulated by the CFTC, although this is an area of pending, substantial regulatory change. The markets for over the counter contracts will continue to rely upon the integrity of market participants in lieu of the additional regulation imposed by the CFTC on participants in the futures markets. The forward markets have been largely unregulated, except for anti-manipulation and anti-fraud prohibitions, forward contracts have been executed bi-laterally and, in general historically, forward contracts were not cleared or guaranteed by a third party. On November 16, 2012, the Secretary of the Treasury issued a final determination that exempts both foreign exchange swaps and foreign exchange forwards from the definition of “swap” and, by extension, additional regulatory requirements (such as clearing and margin). The final determination does not extend to other FX derivatives, such as FX options, certain currency swaps, and non-deliverable forwards. While the Dodd-Frank Act and certain regulations adopted thereunder are intended to provide additional protections to participants in the over the counter market, the lack of regulation in these markets could expose the Fund in certain circumstances to significant losses in the event of trading abuses or financial failure by participants. While increased regulation of over the counter Commodity Interests is likely to result from changes that are required to be effectuated by the Dodd-Frank Act, there is no guarantee that such increased regulation will be effective to reduce these risks.

Each Fund faces the risk of non-performance by the counterparties to the over the counter contracts. Unlike in futures contracts, the counterparty to these contracts is generally a single bank or other financial institution, rather than a clearing organization backed by a group of financial institutions. As a result, there will be greater counterparty credit risk in these transactions. A counterparty may not be able to meet its obligations to a Fund, in which case the Fund could suffer significant losses on these contracts. If a counterparty becomes bankrupt or otherwise fails to perform its obligations due to financial difficulties, a Fund may experience significant delays in obtaining any recovery in a bankruptcy or other reorganization proceeding. During any such period, the Fund may have difficulty in determining the value of its contracts with the counterparty, which in turn could result in the overstatement or understatement of the Fund’s NAV. The Fund may eventually obtain only limited recovery or no recovery in such circumstances.

Over the counter contracts may have terms that make them less marketable than Futures Contracts. Over the counter contracts are less marketable because they are not traded on an exchange, do not have uniform terms and conditions, and are entered into based upon the creditworthiness of the parties and the availability of credit support, such as collateral, and in general, they are not transferable without the consent of the counterparty. These conditions make such contracts less liquid than standardized futures contracts traded on a commodities exchange and diminish the ability to realize the full value of such contracts. In addition, even if collateral is used to reduce counterparty credit risk, sudden changes in the value of over the counter transactions may leave a party open to financial risk due to a counterparty default since the collateral held may not cover a party’s exposure on the transaction in such situations. In general, valuing OTC derivatives is less certain than valuing actively traded financial instruments such as exchange traded futures contracts and securities because the price and terms on which such OTC derivatives are entered into or can be terminated are individually negotiated, and those prices and terms may not reflect the best price or terms available from other sources. In addition, while market makers and dealers generally quote indicative prices or terms for entering into or terminating OTC contracts, they typically are not contractually obligated to do so, particularly if they are not a party to the transaction. As a result, it may be difficult to obtain an independent value for an outstanding OTC derivatives transaction.

In addition, regulations adopted by global prudential regulators that are now in effect require certain prudentially regulated entities and certain of their affiliates and subsidiaries (including swap dealers) to include in their derivatives contracts and certain other financial contracts, terms that delay or restrict the rights of counterparties (such as the Funds) to terminate such contracts, foreclose upon collateral, exercise other default rights or restrict transfers of credit support in the event that the prudentially regulated entity and/or its affiliates are subject to certain types of resolution or insolvency proceedings. Similar regulations and laws have been adopted in non-US jurisdictions that may apply to a Fund’s counterparties located in those jurisdictions. It is possible that these new requirements, as well as potential additional related government regulation, could adversely affect a Fund’s ability to terminate existing derivatives contracts, exercise default rights or satisfy obligations owed to it with collateral received under such contracts.

There are Risks Associated with Trading in International Markets

A significant portion of the Futures Contracts entered into by the Funds are traded on United States exchanges. However, a portion of the Funds’ trades may take place on markets or exchanges outside the United States. Some non-U.S. markets present risks because they are not subject to the same degree of regulation as their U.S. counterparts. None of the CFTC, NFA, or any domestic exchange regulates activities of any foreign boards of trade or exchanges, including the execution, delivery and clearing of transactions, has the power to compel enforcement of the rules of a foreign board of trade or exchange or of any applicable non-U.S. laws. Similarly, the rights of market participants, such as the Funds, in the event of the insolvency or bankruptcy of a non-U.S. market or broker are also likely to be more limited than in the case of U.S. markets or brokers. As a result, in these markets, the Funds have less legal and regulatory protection than they do when they trade domestically. Currently the Funds do not place trades on any markets or exchanges outside of the United States and do not anticipate doing so in the foreseeable future. In some of these non-U.S. markets, the performance on a futures contract is the responsibility of the counterparty and is not backed by an exchange or clearing corporation and therefore exposes the Funds to credit risk. Additionally, trading on non-U.S. exchanges is subject to the risks presented by exchange controls, expropriation, increased tax burdens and exposure to local economic declines and political instability. An adverse development with respect to any of these variables could reduce the profit or increase the loss earned on trades in the affected international markets.

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

Legislative, regulatory or administrative changes could be enacted or promulgated at any time, either prospectively or with retroactive effect, and may adversely affect the Funds and their Shareholders. Please consult a tax advisor regarding the implications of an investment in Shares of the Funds, including without limitation the federal, state, local and foreign tax consequences.

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

The price movements for corn are influenced by, among other things, weather conditions, crop disease, transportation difficulties, various planting, growing and harvesting problems, governmental policies, changing demand, and seasonal fluctuations in supply. More generally, commodity prices may be influenced by economic and monetary events such as changes in interest rates, changes in balances of payments and trade, U.S. and international inflation rates, currency valuations and devaluations, U.S. and international economic events, and changes in the philosophies and emotions of market participants. Because the Fund invests primarily in interests in a single commodity, it is not a diversified investment vehicle, and therefore may be subject to greater volatility than a diversified portfolio of stocks or bonds or a more diversified commodity pool. Historically, price changes in corn have a low correlation with the S&P 500.  Historical performance is not indicative of future results and correlations may change.

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

Corn production is subject to United States federal, state, and local policies and regulations that materially affect operations. Governmental policies affecting the agricultural industry, such as taxes, tariffs, duties, subsidies, incentives, acreage control, and import and export restrictions on agricultural commodities and commodity products, can influence the planting of certain crops, the location and size of crop production, the volume and types of imports and exports, the availability and competitiveness of feedstocks as raw materials, and industry profitability. Additionally, corn production is affected by laws and regulations relating to, but not limited to, the sourcing, transporting, storing, and processing of agricultural raw materials as well as the transporting, storing and distributing of related agricultural products. U.S. corn producers also must comply with various environmental laws and regulations, such as those regulating the use of certain pesticides, and local laws that regulate the production of genetically modified crops. In addition, international trade disputes can adversely affect agricultural commodity trade flows by limiting or disrupting trade between countries or regions. The cost of production for corn can vary among producers and change over time. Historically prices have not trended below the future’s equivalent cost of production for an extended period.

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

The CFTC and U.S. designated contract markets such as the CBOT have established position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by the Fund is not) may hold, own or control. For example, the current position limit for aggregate investments at any one time in U.S. exchange traded Corn Futures Contracts, non-U.S. exchange Corn Futures Contracts, and over the counter corn swaps are 600 spot month contracts, 33,000 contracts expiring in any other non-spot single month, or 33,000 cumulative totals for all non-spot months. These position limits are fixed ceilings that the Fund would not be able to exceed without specific CFTC authorization.

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

The price and availability of soybeans is influenced by economic and industry conditions, including but not limited to supply and demand factors such as: crop disease, weed control, water availability, various planting, growing, or harvesting problems. Severe weather conditions such as drought, floods, heavy rains, frost, uncontrolled fires, (including arson), or natural disasters that are difficult to anticipate and which cannot be controlled. Additionally, demand for soybeans is affected by changes in international, national, regional and local economic conditions, challenges in doing business with foreign companies, legal and regulatory restrictions, transportation costs, interruptions in energy supply, currency exchange rate fluctuations, global trade disruption due to outbreaks, political and economic instability as well as demographic trends. The increased production of soybean crops in South America and the rising demand for soybeans in emerging nations such as China and India have increased competition in the soybean market. The supply of soybeans could be reduced by the spread of soybean rust. Soybean rust is a wind-borne fungal disease that attacks soybeans. Although soybean rust can be killed with chemicals, chemical treatment increases production costs for farmers.

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

The CFTC and U.S. designated contract markets have established position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by the Fund is not) may hold, own or control. For example, the current position limit for aggregate investments at any one time in U.S. exchange traded Soybean Futures Contracts, non-U.S. exchange Soybean Futures Contracts, and over the counter soybean swaps are 600 spot month contracts, 15,000 contracts expiring in any other single non-spot month, or 15,000 cumulative totals for all non-spot months. These position limits are fixed ceilings that the Fund would not be able to exceed without specific CFTC authorization.

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

The CFTC and U.S. designated contract markets such as the CBOT have established position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by the Fund is not) may hold, own or control. For example, the current position limit for aggregate investments at any one time per exchange in U.S. exchange traded Wheat Futures Contracts, non-U.S. exchange linked Wheat Futures Contracts, and over the counter wheat swaps are 600 spot month contracts, 12,000 contracts expiring in any other single month, or cumulative 12,000 total for all months. These position limits are fixed ceilings that the Fund would not be able to exceed without specific CFTC authorization.

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

Price Range of Shares

The following tables set forth the range of reported high and low closing prices of the shares for each Fund as reported on the NYSE Arca for the fiscal year ended December 31, 2019 and 2018.

The following table sets forth the range of reported high and low closing prices of the shares of the Teucrium Corn Fund (symbol “CORN”) as reported on the NYSE Arca:

Fiscal Year Ended December 31, 2019	High	Low
Quarter Ended
March 31, 2019	$16.40	$15.23
June 30, 2019	$17.41	$14.67
September 30, 2019	$17.25	$14.30
December 31, 2019	$15.43	$14.24

Fiscal Year Ended December 31, 2018	High	Low
Quarter Ended
March 31, 2018	$18.10	$16.58
June 30, 2018	$18.48	$16.21
September 30, 2018	$16.98	$15.40
December 31, 2018	$16.62	$15.81

The following table sets forth the range of reported high and low closing prices of the shares of the Teucrium Soybean Fund (symbol “SOYB”) as reported on the NYSE Arca:

Fiscal Year Ended December 31, 2019	High	Low
Quarter Ended
March 31, 2019	$16.72	$15.75
June 30, 2019	$16.15	$14.35
September 30, 2019	$15.89	$14.77
December 31, 2019	$16.00	$14.84

Fiscal Year Ended December 31, 2018	High	Low
Quarter Ended
March 31, 2018	$19.45	$17.65
June 30, 2018	$19.12	$16.24
September 30, 2018	$16.86	$15.30
December 31, 2018	$16.82	$15.59

The following table sets forth the range of reported high and low closing prices of the shares of the Teucrium Sugar Fund (symbol “CANE”) as reported on the NYSE Arca:

Fiscal Year Ended December 31, 2019	High	Low
Quarter Ended
March 31, 2019	$7.81	$6.90
June 30, 2019	$7.49	$6.79
September 30, 2019	$7.07	$6.30
December 31, 2019	$7.08	$6.44

Fiscal Year Ended December 31, 2018	High	Low
Quarter Ended
March 31, 2018	$9.94	$8.27
June 30, 2018	$8.36	$7.42
September 30, 2018	$7.32	$6.50
December 31, 2018	$8.07	$6.84

The following table sets forth the range of reported high and low closing prices of the shares of the Teucrium Wheat Fund (symbol “WEAT”) as reported on the NYSE Arca:

Fiscal Year Ended December 31, 2019	High	Low
Quarter Ended
March 31, 2019	$6.15	$5.03
June 30, 2019	$5.94	$4.88
September 30, 2019	$5.74	$4.90
December 31, 2019	$5.85	$5.24

Fiscal Year Ended December 31, 2018	High	Low
Quarter Ended
March 31, 2018	$6.98	$5.88
June 30, 2018	$7.06	$6.15
September 30, 2018	$7.18	$6.07
December 31, 2018	$6.43	$5.93

The following table sets forth the range of reported high and low closing prices of the shares of the Teucrium Agricultural Fund (symbol “TAGS”) as reported on the NYSE Arca:

Fiscal Year Ended December 31, 2019	High	Low
Quarter Ended
March 31, 2019	$20.92	$19.16
June 30, 2019	$20.73	$18.19
September 30, 2019	$20.31	$17.92
December 31, 2019	$19.68	$18.67

Fiscal Year Ended December 31, 2018	High	Low
Quarter Ended
March 31, 2018	$24.25	$21.90
June 30, 2018	$25.70	$20.93
September 30, 2018	$21.69	$19.88
December 31, 2018	$21.54	$20.17

Change in Net Asset Value per Share

The graphs below reflect the change in net asset value (“NAV”) per share for each year during which a Fund has been in operation. For the first year of operation, the graph reflects the change from the NAV per share from the initial price at the commencement of operations to the price on December 31 for that year ended. For all other years, the change is from December 31 of the preceding year to December 31 of that year.

Holders of the Funds

The table below sets forth the approximate number of shareholders for each Fund of the Trust as of December 31, 2019.

Fund	Approximate Number of Shareholders
CORN	7,163
SOYB	3,512
CANE	1,712
WEAT	4,160
TAGS	148

Use of Proceeds

Teucrium Corn Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-162033	30,000,000	June 7, 2010
2	333-187463	-	April 30, 2013
3	333-210010	-	April 29, 2016
4	333-230626	-	April 29, 2019

From June 9, 2010 (the commencement of operations) through December 31, 2019, 19,875,000 Shares of the Fund were sold at an aggregate offering price of $551,834,792. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund from June 9, 2010 (the commencement of operations) through December 31, 2019 in an amount equal to $957,233, resulting in net offering proceeds of $550,877,559. The offering proceeds were invested in corn futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Teucrium Soybean Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-167590	10,000,000	June 13, 2011
2	333-196210	-	June 30, 2014
3	333-217247	-	May 1, 2017
4	333-223940	5,000,000	April 30, 2018

From September 19, 2011 (the commencement of the offering) through December 31, 2019, 5,300,000 Shares of the Fund were sold at an aggregate offering price of $100,029,286. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through December 31, 2019 in an amount equal to $142,691, resulting in net offering proceeds of $99,886,595. The offering proceeds were invested in soybean futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Teucrium Sugar Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-167585	10,000,000	June 13, 2011
2	333-196211	-	June 30, 2014
3	333-217248	-	May 1, 2017
4	333-223941	5,000,000	April 30, 2018

From September 19, 2011 (the commencement of the offering) through December 31, 2019, 5,275,000 Shares of the Fund were sold at an aggregate offering price of $50,496,341. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through December 31, 2019 in an amount equal to $72,566, resulting in net offering proceeds of $50,423,775. The offering proceeds were invested in sugar futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Teucrium Wheat Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-167591	10,000,000	June 13, 2011
2	333-196209	-	June 30, 2014
3	333-212481	24,050,000	July 15, 2016
4	333-230623	30,000,000	April 29, 2019

From September 19, 2011 (the commencement of the offering) through December 31, 2019, 21,050,000 Shares of the Fund were sold at an aggregate offering price of $181,114,363. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through December 31, 2019 in an amount equal to $321,588, resulting in net offering proceeds of $180,792,775. The offering proceeds were invested in wheat futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Teucrium Agricultural Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-173691	5,000,000	Februrary 10, 2012
2	333-201953	-	April 30, 2015
3	333-223943	-	April 30, 2018

From March 28, 2012 (the commencement of the offering) through December 31, 2019, 375,000 Shares of the Fund were sold at an aggregate offering price of $18,285,685. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through December 31, 2019 in an amount equal to $11,095, resulting in net offering proceeds of $18,274,590. The offering proceeds were invested in Shares of the Underlying Funds and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Issuer Purchases of Equity Securities

The Sponsor, the Trust or any Fund do not purchase shares directly from shareholders; however, the information below details for the current period, October 1, 2019 to December 31, 2019, by month and for the year ended December 31, 2019, the share purchases in connection with the redemption of baskets by Authorized Purchasers.

Issuer Purchases of CORN Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2019	325,000	$ 15.27	N/A	N/A
November 1 to November 30, 2019	375,000	$ 14.72	N/A	N/A
December 1 to December 31, 2019	200,000	$ 14.83	N/A	N/A
Total	900,000	$ 14.94

January 1 to December 31, 2019	1,100,000	$ 14.98	N/A	N/A

Issuer Purchases of SOYB Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2019	-	$ -	N/A	N/A
November 1 to November 30, 2019	50,000	$ 15.20	N/A	N/A
December 1 to December 31, 2019	-	$ -	N/A	N/A
Total	50,000	$ 15.10

January 1 to December 31, 2019	600,000	$ 15.68	N/A	N/A

Issuer Purchases of WEAT Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2019	500,000	$ 5.54	N/A	N/A
November 1 to November 30, 2019	100,000	$ 5.34	N/A	N/A
December 1 to December 31, 2019	125,000	$ 5.59	N/A	N/A
Total	725,000	$ 5.52

January 1 to December 31, 2019	2,500,000	$ 5.50	N/A	N/A

Issuer Purchases of CANE Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2019	50,000	$ 6.42	N/A	N/A
November 1 to November 30, 2019	-	$ -	N/A	N/A
December 1 to December 31, 2019	50,000	$ 7.07	N/A	N/A
Total	100,000	$ 6.74

January 1 to December 31, 2019	575,000	$ 7.10	N/A	N/A

Issuer Purchases of TAGS Shares: Nothing to Report

Dividends

Neither the Trust nor any Fund has made, and there are no plans to make any cash distributions to shareholders.

Item 6. Selected Financial Data

Financial Highlights for the Teucrium Corn Fund (for the years ended December 31, 2019, 2018, 2017, 2016, and 2015).

	Year ended	Year ended	Year ended	Year ended	Year ended
	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015
Net assets	$75,220,190	$56,379,057	$64,901,479	$73,213,541	$61,056,223
Net realized and unrealized loss on futures contracts	$(7,538,742)	$(2,373,675)	$(5,984,276)	$(6,991,162)	$(14,193,913)
Net loss	$(8,416,897)	$(3,413,397)	$(7,715,090)	$(9,564,067)	$(17,183,472)
Weighted-average shares outstanding	4,882,196	4,169,662	3,714,045	3,598,843	3,243,223
Net loss per share	$(1.29)	$(0.64)	$(2.02)	$(2.47)	$(5.38)
Net loss per weighted average share	$(1.72)	$(0.82)	$(2.08)	$(2.66)	$(5.30)
Cash and cash equivalents at end of year	$74,521,123	$58,910,133	$63,139,461	$69,072,284	$57,110,089

Financial Highlights for the Teucrium Soybean Fund (for the years ended December 31, 2019, 2018, 2017, 2016, and 2015).

	Year ended	Year ended	Year ended	Year ended	Year ended
	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015
Net assets	$28,135,131	$27,942,017	$10,264,025	$12,882,100	$6,502,552
Net realized and unrealized gain (loss) on futures contracts	$304,278	$(1,448,225)	$(785,113)	$1,507,050	$(1,301,212)
Net (loss) income	$(27,201)	$(1,764,857)	$(1,115,780)	$1,094,528	$(1,517,824)
Weighted-average shares outstanding	1,784,251	1,261,579	717,607	623,023	386,237
Net (loss) income per share	$(0.35)	$(1.65)	$(1.23)	$1.74	$(3.45)
Net (loss) income per weighted average share	$(0.02)	$(1.40)	$(1.55)	$1.76	$(3.93)
Cash and cash equivalents at end of year	$27,874,691	$26,774,939	$9,942,185	$12,300,383	$5,937,824

Financial Highlights for the Teucrium Sugar Fund (for the years ended December 31, 2019, 2018, 2017, 2016, and 2015).

	Year ended	Year ended	Year ended	Year ended	Year ended
	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015
Net assets	$12,313,180	$10,778,739	$6,363,710	$5,513,971	$5,508,663
Net realized and unrealized gain (loss) on futures contracts	$274,853	$(2,245,847)	$(2,171,724)	$1,457,243	$(411,880)
Net income (loss)	$148,546	$(2,435,786)	$(2,290,088)	$1,349,263	$(475,806)
Weighted-average shares outstanding	1,477,196	1,620,415	674,456	507,654	373,018
Net (loss) income per share	$(0.03)	$(2.72)	$(3.18)	$2.95	$(1.81)
Net income (loss) per weighted average share	$0.10	$(1.50)	$(3.40)	$2.66	$(1.28)
Cash and cash equivalents at end of year	$12,215,795	$10,261,941	$5,929,275	$5,016,531	$4,932,791

Financial Highlights for the Teucrium Wheat Fund (for the years ended December 31, 2019, 2018, 2017, 2016, and 2015).

	Year ended	Year ended	Year ended	Year ended	Year ended
	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015
Net assets	$52,236,196	$55,149,873	$61,416,019	$62,344,759	$26,529,260
Net realized and unrealized income (loss) on futures contracts	$(569,759)	$1,112,762	$(3,979,575)	$(11,628,525)	$(7,200,826)
Net income (loss)	$(1,091,945)	$15,244	$(5,589,587)	$(13,111,481)	$(8,137,705)
Weighted-average shares outstanding	9,768,840	10,111,031	9,594,936	5,340,851	2,470,483
Net loss per share	$(0.11)	$(0.04)	$(0.90)	$(2.26)	$(3.57)
Net loss per weighted average share	$(0.11)	$0.00	$(0.58)	$(2.45)	$(3.29)
Cash and cash equivalents at end of year	$51,467,643	$63,300,447	$58,932,231	$58,931,911	$24,579,091

Financial Highlights for the Teucrium Agricultural Fund (for the years ended December 31, 2019, 2018, 2017, 2016, and 2015).

	Year ended	Year ended	Year ended	Year ended	Year ended
	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015
Net assets	$1,478,780	$1,524,760	$1,137,639	$1,316,370	$1,329,390
Net realized and unrealized loss on securities	$(43,261)	$(184,933)	$(172,534)	$(6,231)	$(316,182)
Net loss	$(45,980)	$(191,986)	$(178,731)	$(13,020)	$(323,359)
Weighted-average shares outstanding	75,002	68,153	50,002	50,002	50,002
Net loss per share	$(0.61)	$(2.42)	$(3.58)	$(0.26)	$(6.46)
Net loss per weighted average share	$(0.61)	$(2.82)	$(3.57)	$(0.26)	$(6.47)
Cash equivalents at end of year	$2,633	$2,862	$2,474	$2,360	$1,815

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and the notes thereto of the Teucrium Commodity Trust and all of the Funds which are series of the Trust included elsewhere in the annual report on Form 10-K.

This annual report on Form 10-K, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this filing that address activities, events or developments that will or may occur in the future, including such matters as movements in the commodities markets and indexes that track such movements, operations of the Funds, the Sponsor’s plans and references to the future success of a Fund or the Funds and other similar matters, are forward-looking statements. These statements are only predictions. Actual events or results may differ materially.

These statements are based upon certain assumptions and analyses the Sponsor has made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this prospectus, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. Consequently, all the forward looking statements made in this filing are qualified by these cautionary statements, and there can be no assurance that actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, that they will result in the expected consequences to, or have the expected effects on, the operations of the Funds or the value of the Shares of the Funds.

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

2.
The Sponsor has determined that the valuation of Commodity Interests that are not traded on a U.S. or internationally recognized futures exchange (such as swaps and other over the counter contracts) involves a critical accounting policy. The values which are used by the Funds for futures contracts will be provided by the commodity broker who will use market prices when available, while over the counter contracts will be valued based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date. Values will be determined on a daily basis.

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

6.
Effective August 21, 2019, the Funds began recognizing brokerage commissions on a per-trade basis. Prior to this date, broker commissions on all open commodity futures contracts were accrued on a full-turn basis.

7.
Margin is the minimum amount of funds that must be deposited by a commodity interest trader with the trader’s broker to initiate and maintain an open position in futures contracts. A margin deposit acts to assure the trader’s performance of the futures contracts purchased or sold. Futures contracts are customarily bought and sold on initial margin that represents a very small percentage of the aggregate purchase or sales price of the contract. Because of such low margin requirements, price fluctuations occurring in the futures markets may create profits and losses that, in relation to the amount invested, are greater than are customary in other forms of investment or speculation. As discussed below, adverse price changes in the futures contract may result in margin requirements that greatly exceed the initial margin. In addition, the amount of margin required in connection with a particular futures contract is set from time to time by the exchange on which the contract is traded and may be modified from time to time by the exchange during the term of the contract. Brokerage firms, such as the Funds’ clearing brokers, carrying accounts for traders in commodity interest contracts generally require higher amounts of margin as a matter of policy to further protect themselves. Over the counter trading generally involves the extension of credit between counterparties, so the counterparties may agree to require the posting of collateral by one or both parties to address credit exposure.

When a trader purchases an option, there is no margin requirement; however, the option premium must be paid in full. When a trader sells an option, on the other hand, he or she is required to deposit margin in an amount determined by the margin requirements established for the underlying interest and, in addition, an amount substantially equal to the current premium for the option. The margin requirements imposed on the selling of options, although adjusted to reflect the probability that out of the money options will not be exercised, can in fact be higher than those imposed in dealing in the futures markets directly. Complicated margin requirements apply to spreads and conversions, which are complex trading strategies in which a trader acquires a mixture of options positions and positions in the underlying interest.

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

8.
Due from/to broker for investments in financial instruments are securities transactions pending settlement. The Trust and TAGS are subject to credit risk to the extent any broker with whom it conducts business is unable to fulfill contractual obligations on its behalf. The management of the Trust and the Funds monitors the financial condition of such brokers and does not anticipate any losses from these counterparties. From inception through September 11, 2019 the principal broker through which the Trust and TAGS could execute securities transactions was the Bank of New York Mellon Capital Markets. Effective September 11, 2019, the principal broker through which the Trust and TAGS has the ability to clear securities transactions for TAGS is U.S. Bank.

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

Results of Operations

The discussion below addresses the material changes in the results of operations for the year ended December 31, 2019 compared to the years ended December 31, 2018 and 2017. CORN, SOYB, CANE WEAT and TAGS operated for the entirety of all periods discussed below.

Total expenses for the current and comparative periods are presented both gross and net of any expenses waived or paid by the Sponsor that would have been incurred by the Funds (“expenses waived by the Sponsor”). For all expenses waived in 2017, 2018 and 2019, the Sponsor has determined that no reimbursement will be sought in future periods. “Total expenses, net”, which is after the impact of any expenses waived by or reimbursed to the Sponsor, are presented in the same manner as previously reported. There is, therefore, no impact to or change in the net gain or net loss in any period for the Trust and each Fund as a result of this change in presentation.

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

The Fund generally pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. Each Fund also pays its portion of the fees and expenses associated with the Trust’s tax accounting and reporting requirements. Certain aggregate expenses common to all Funds within the Trust are allocated by the Sponsor to the respective funds based on activity drivers deemed most appropriate by the Sponsor for such expenses, including but not limited to relative assets under management and creation order activity. These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations.A portion of these aggregate common expenses are related to services provided by the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Funds and are, primarily, included as distribution and marketing fees on the statements of operations. These amounts, for the Trust and for each Fund, are detailed in the notes to the financial statements included in Part II of this filing.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Funds or waive the management fee. This election is subject to change by the Sponsor, at its discretion. Expenses paid by the Sponsor and Management fees waived by the Sponsor are, if applicable, presented as waived expenses in the statements of operations for each Fund.

For the period January 1, 2019 to December 31, 2019, the Funds, in total, recorded a decrease in expenses, gross and net of any expenses waived by the Sponsor, over what had been recorded in 2018. For the year ending December 31, 2019, total expenses gross of any waived expenses, were $6,268,784, while total expenses, net were $5,942,079. For the year 2018, these were, $7,411,981 and $6,184,551, respectively. For 2017, these were $6,580,718 and $5,551,819, respectively. The decrease in expenses for the period 2019 compared to 2018, gross of any waived expenses, was $1,143,197 which was driven by decreases in: 1) a ($12,725) or 1% decrease in management fees paid to the Sponsor due to lower average net assets; 2) a ($398,540) or 25% decrease in professional fees related to auditing, legal and tax preparation fees; 3) a ($441,260) or 14% decrease in distribution and marketing fees; 4) a ($11,688) or 10% decrease in business permits and licenses; 5) a ($30,363) or 11% decrease in general and administrative expenses; and 6) a ($96,493) or 80% decrease in other expenses. There was a ($153,281) or 79% decrease in brokerage commissions due to a change in accounting policy, see Critical Accounting Policies for a discussion of this change and Part II for a breakdown of brokerage commissions paid during the period. The decrease year over year was marginally offset by a $1,153 increase in custodian fees and expenses. The 15% decrease in operating expenses year over year was generally due to expense controls undertaken by the Sponsor and lower average net assets. Total expenses, net of expenses waived by the Sponsor, decreased by $242,472 for 2019 compared to 2018. For the year ended December 31, 2019, the Sponsor waived $326,705 of expenses and no reimbursement to the Sponsor will be sought in any future period for these expenses.

Teucrium Corn Fund

The Teucrium Corn Fund commenced investment operations on June 9, 2010. The investment objective of the Corn Fund is to have the daily changes in percentage terms of the Shares’ NAV reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for three futures contracts for corn (“Corn Futures Contracts”) that are traded on the Chicago Board of Trade (“CBOT”), specifically (1) the second to expire CBOT Corn Futures Contract, weighted 35%, (2) the third to expire CBOT Corn Futures Contract, weighted 30%, and (3) the CBOT Corn Futures Contract expiring in the December following the expiration month of the third to expire contract, weighted 35%. On December 31, 2019, the Corn Fund held a total of 3,768 CBOT Corn Futures contracts with a notional value of $75,229,625. Of these, 2,460 contracts had an asset fair value of $1,365,055, while 1,308 contracts had a liability fair value of $581,574. The weighting of the notional value of the contracts was weighted as follows: (1) 35% to the MAY20 contracts, the second to expire CBOT Corn Futures Contract, (2) 30% to JUL20 CBOT contracts, the third to expire CBOT Corn Futures Contract, and (3) 35% to DEC20 CBOT contracts, the CBOT Corn Futures Contract expiring in the December following the expiration month of the third to expire contract.

The benchmark for the Fund is the Teucrium Corn Index (TCORN) which is defined as: a weighted average of daily changes in the closing settlement prices of (1) the second to expire Corn Futures Contract traded on the CBOT, weighted 35%, (2) the third to expire CBOT Corn Futures Contract, weighted 30%, and (3) the CBOT Corn Futures Contract expiring in the December following the expiration month of third to expire contract, weighted 35%. To convert to an index, 100 is set to $25, the opening day price of CORN.

The chart below shows the percent change in the NAV per share for the Fund, the market price of the Fund shares, represented by the closing price of the Fund on the NYSE Arca, and TCORN for five specific periods. The Benchmark does not reflect any impact of expenses, which would generally reduce the Fund’s NAV, or interest income, which would generally increase the NAV. The actual results for the NAV include the impacts of both expenses and interest income.

Teucrium Corn ETF Performance as of 12/31/2019

	Three Month	Year to Date	3 Year Annualized	5 Year Annualized	Inception Annualized
NAV	-2.64%	-7.99%	-7.57%	-11.05%	-5.32%
Price	-2.50%	-7.79%	-7.52%	-11.09%	-5.33%
Benchmark (TCORN)	-2.23%	-6.92%	-5.95%	-8.74%	-1.80%

For the Year Ended December 31, 2019 Compared to the Years Ended December 31, 2018 and 2017

On December 31, 2019, the Fund had 5,075,004 shares outstanding and net assets of $75,220,190. This is in comparison to 3,500,004 shares outstanding and net assets of $56,379,057 on December 31, 2018 and 3,875,004 shares outstanding with net assets of $64,901,479 on December 31, 2017. Shares outstanding increased by 1,575,000 or 45% for the period of 2019 when compared to 2018. This increase year over year was, in the opinion of management, due to the continued low price of corn relative to historical levels and concerns over the U.S. weather during the harvest period. In total, the Fund issued 2,675,000 shares and purchased 1,100,000 shares, in 2019, as part of creation and redemption baskets. For the period 2019 compared to 2017, there was an increase in shares outstanding of 1,200,000 or 31%. In total, in 2018, the Fund issued 1,525,000 shares and purchased 1,900,000 shares as part of creation and redemption baskets.

Total net assets for the Fund were $75,220,190 on December 31, 2019, compared to $56,379,057 on December 31, 2018 and $64,901,479 on December 31, 2017. The Net Asset Values (“NAV”) per share related to these balances were $14.82, $16.11, and $16.75, respectively. When comparing December 31, 2019 with 2018, there was an increase in total net assets of 33%, driven by a combination of an increase in the number of shares outstanding of 1,575,000 or 45% and a decrease in the NAV per share of ($1.29) or 8%. When comparing December 31, 2019 with 2017, there was an increase in total net assets of 16%, driven by a combination of an increase in the number of shares outstanding of 1,200,000 or 31% and a change in the NAV per share which decreased by ($1.93) or 12%. The closing prices per share for 2019, 2018 and 2017, as reported by the NYSE Arca, were $14.80, $16.05, and $16.77, respectively. The change from December 31, 2019 over prior years was an 8% decrease from 2018 and a 12% decrease from 2017.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to December 31, 2019 and serves to illustrate the relative changes of these components.

The total loss for the year ended December 31, 2019 was ($5,695,311) resulting primarily from the net change in realized loss on commodity futures contracts totaling ($9,512,148), and by a net change in unrealized appreciation of commodity futures contracts of $1,973,406. Total loss was ($892,853) in 2018, and ($5,205,716) in 2017. Realized gain or loss on trading of commodity futures contracts is a function of 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contact given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Interest income and other income for year ended December 31, 2019, 2018, and 2017, respectively, was $1,843,431, $1,480,822, and $778,560. This increase year-over-year was partially the result of the Sponsor investing, at times, a portion of the available cash for the Fund in alternative demand deposit savings accounts with more attractive overnight deposit rates. The Fund also invests in investment grade commercial paper with maturities of ninety days or less, these investments provide a higher rate than money market products offered in the past. Effective February 1, 2019, the Fund began investing a portion of the cash held at the broker for initial margin in short-term U.S. Treasury Securities. Interest rates paid on cash balances of the Fund increased beginning March 2017 and continued to increase through June 2019. These higher levels of interest rates declined in the second half of 2019 and are projected to remain stable at the current levels through 2020.

Total expenses gross of expenses waived by the Sponsor (“Total expenses”) for 2019, 2018, and 2017 were $2,737,225; $2,801,361 and $2,918,936 respectively. This represents a ($64,136) or 2% decrease for 2019 over 2018 and a ($181,711) or 6% decrease for 2019 over 2017. The decrease for 2019 over 2018 was driven by: 1) a ($18,908) or 4% decrease in professional fees related to auditing, legal and tax preparation fees; and 2) a ($15,610) or 1% decrease in distribution and marketing fees; 3) a ($2,511) or 11% decrease in business permits and licenses; 4) a ($5,172) or 5% decrease in general and administrative expenses; 5) a ($32,716) or 75% decrease in other expenses. There was a ($72,297) or 79% decrease in brokerage commissions due to a change in accounting policy, see Critical Accounting Policies for a discussion of this change and Part II for a breakdown of brokerage commissions paid during the period. These decreases were partially offset by 1) a $54,191 or 8% increase in management fee paid to the Sponsor as a result of higher average net assets and 2) a $28,887 or 23% increase in custodian fees and expenses. The decreases in operating expenses were generally due to expense controls undertaken by the Sponsor.

The decrease for 2019 over 2017 was driven by: 1) a ($112,188) or 18% decrease in professional fees related to auditing, legal and tax preparation fees; 2) a ($28,547) or 2% decrease distribution and marketing fees; 3) a ($5,101) or 20% decrease in business permits and licenses; 4) a ($22,458) or 18% decrease in general and administrative expenses; and 5) a ($30,383) or 73% decrease in other expenses. The decreases were partially offset by 1) a $75,521 or 11% increase in the management fee paid to the Sponsor as a result of higher average net assets: and 2) a $2,377 or a 2% increase in custodian fees and expenses. The decreases in operating expenses were due to expense controls undertaken by the Sponsor and lower average net asset balance relative to the other Funds. There was a ($60,932) or 76% decrease in brokerage commissions due to a change in accounting policy, see Critical Accounting Policies for a discussion of this change and Part II for a breakdown of brokerage commissions paid during the period. The total expense ratio gross of expenses waived by the Sponsor for these years was 3.61% in 2019, 3.98% in 2018, and 4.28% in 2017. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the year ended December 31, 2019, the Sponsor waived fees of $15,639; the Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the year. The Sponsor permanently waived $280,817 of expenses in 2018 and $409,562 in 2017.

Total expenses net of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses, net”) for 2019, 2018 and 2017 were $2,721,586, $2,520,544, and $2,509,374 respectively. The total expense ratio net of expenses waived by the Sponsor periods was 3.59% in 2019, 3.58% in 2018, 3.68% in 2017. Net investment loss, which includes the impact of expenses and interest income, was 1.16% in 2019, 1.48% in 2018, and 2.54% in 2017.

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

Net cash (used in) provided by the Fund’s operating activities during the year was ($11,647,040) in 2019, $879,697 in 2018, and ($5,335,851) in 2017. In 2019, proceeds from the sale of shares were $43,738,918, representing 2,675,000 shares while payments for redemptions were $16,480,888 representing 1,100,000 shares. In 2018, proceeds from the sale of shares were $26,460,193 representing 1,525,000 shares while payments for redemptions were $31,569,218, representing 1,900,000 shares. In 2017, proceeds from the sale of shares were $25,173,968, representing 1,325,000 shares while payments for redemptions were $25,770,940, representing 1,350,000 shares.

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

Teucrium Soybean Fund

The Teucrium Soybean Fund commenced investment operations on September 19, 2011. The investment objective of the Fund is to have the daily changes in percentage terms of the Shares’ Net Asset Value (“NAV”) reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for three futures contracts for soybeans (“Soybean Futures Contracts”) that are traded on the Chicago Board of Trade (“CBOT”). Except as described in the following paragraph, the three Soybean Futures Contracts will be: (1) second to expire CBOT Soybean Futures Contract, weighted 35%, (2) the third to expire CBOT Soybean Futures Contract, weighted 30%, and (3) the CBOT Soybean Futures Contract expiring in the November following the expiration month of the third to expire contract, weighted 35%, except the CBOT soybean futures contracts expiring in August and September will not be part of the Teucrium Soybean Fund’s Benchmark because of the less liquid market for these Futures Contracts. On December 31, 2019, the Fund held a total of 582 CBOT soybean futures contracts with a notional value of $28,153,488. Of these, 582 contracts had an asset fair value of $931,896. The weighting of the notional value of the contracts was weighted as follows: (1) 35% to MAR20 CBOT contracts, (2) 30% to MAY20 CBOT contracts, and (3) 35% to NOV20 CBOT contracts.

The benchmark for the Fund is the Teucrium Soybean Index (TSOYB) which is defined as: a weighted average of daily changes in the closing settlement prices of (1) second to expire CBOT Soybean Futures Contract, weighted 35%, (2) the third to expire CBOT Soybean Futures Contract, weighted 30%, and (3) the CBOT Soybean Futures Contract expiring in the November following the expiration month of the third to expire contract, weighted 35%, except the CBOT soybean futures contracts expiring in August and September will not be part of the Teucrium Soybean Fund’s Benchmark because of the less liquid market for these Futures Contracts. During the period when the Excluded Contracts are the second to expire and third to expire Soybean Futures Contract, the fourth-to-expire and fifth-to-expire Soybean Futures Contracts will take the place of the second to expire and third to expire Soybean Futures Contracts, respectively, as Benchmark Component Futures Contracts. Similarly, when the August Contract is the third to expire Soybean Futures Contract, the fifth-to-expire Soybean Futures Contract will take the place of the August Contract as a Benchmark Component Futures Contract, and when the September Contract is the second to expire Soybean Futures Contract, the third to expire and fourth-to-expire Soybean Futures Contracts will be Benchmark Component Futures Contracts. To convert to an index, 100 is set to $25, the opening day price of SOYB.

The chart below shows the percent change in the NAV per share for the Fund, the market price of the Fund shares, represented by the closing price of the Fund on the NYSE Arca, and TSOYB for five specific periods. The Benchmark does not reflect any impact of expenses, which would generally reduce the Fund’s NAV, or interest income, which would generally increase the NAV. The actual results for the NAV include the impacts of both expenses and interest income.

Teucrium Soybean ETF Performance as of 12/31/2019

	Three Month	Year to Date	3 Year Annualized	5 Year Annualized	Inception Annualized
NAV	2.21%	-2.15%	-6.00%	-5.28%	-5.35%
Price	2.06%	-2.16%	-6.06%	-5.28%	-5.36%
Benchmark (TSOYB)	2.59%	-0.97%	-4.30%	-3.01%	-1.50%

For the Year Ended December 31, 2019 Compared to the Years Ended December 31, 2018 and 2017

On December 31, 2019, the Fund had 1,775,004 shares outstanding and net assets of $28,135,131. This is in comparison to 1,725,004 shares outstanding and net assets of $27,942,017 on December 31, 2018 and 575,004 shares outstanding with net assets of $10,264,025 on December 31, 2017. Shares outstanding increased by 50,000 or 3% for the period of 2019 when compared to 2018. This increase was, in the opinion of management, due to the continued growth in China's soybean imports during the period reported. In total, the Fund issued 650,000 shares and purchased 600,000 shares as part of creation and redemption baskets in 2019. For the period 2019 compared to 2017, there was an increase in shares outstanding of 1,200,000 or 209%. In total, the Fund issued 1,575,000 shares and purchased 425,000 shares as part of creation and redemption baskets, in 2018.

Total net assets for the Fund were $28,135,131 on December 31, 2019, compared to $27,942,017 on December 31, 2018 and $10,264,025 on December 31, 2017. The Net Asset Values (“NAV”) per share related to these balances were $15.85, $16.20, and $17.85 respectively. When comparing December 31, 2019 with 2018, there was an increase in total net assets of 1%, which was driven by a combination of an increase in total shares outstanding of 3% and a decrease in the NAV per share of ($0.35) or 2%. When comparing December 31, 2019 with 2017, there was an increase in total net assets of 174%, which was driven by a combination of an increase in the number of shares outstanding of 209% and a decrease in the NAV per share of ($2.00) or 11%. The closing prices per share for 2019, 2018, and 2017, as reported by the NYSE Arca, were $15.83, $16.18, and $17.88, respectively. The change from December 31, 2019 over prior years was a 2% decrease from 2018 and a 11% decrease from 2017.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to December 31, 2019 and serves to illustrate the relative changes of these components.

Total income for the year ended December 31, 2019 was $981,441 resulting from the net change in realized loss on commodity futures contracts totaling ($438,468) and a change in unrealized appreciation on commodity futures contracts of 742,746. Total loss was ($988,055) in 2018 and ($632,168) in 2017. Realized gain or loss on trading of commodity futures contracts is a function of 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contact given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Interest income and other income for year ended December 31, 2019, 2018, and 2017, respectively, was $677,163, $460,170, and $152,945. This increase year-over-year was partially the result of the Sponsor investing, at times, a portion of the available cash for the Fund in alternative demand deposit savings accounts with more attractive overnight deposit rates. The Fund also invests in investment grade commercial paper with maturities of ninety days or less, these investments provide a higher rate than money market products offered in the past. Effective February 1, 2019, the Fund began investing a portion of the cash held at the broker for initial margin in short-term U.S. Treasury Securities. Interest rates paid on cash balances of the Fund increased beginning March 2017 and continued to increase through June 2019. These higher levels of interest rates declined in the second half of 2019 and are projected to remain stable at the current levels through 2020.

Total expenses gross of expenses waived by the Sponsor (“Total expenses”) for 2019, 2018, and 2017 were $1,104,945; $1,171,393 and $610,101 respectively. This represents a ($66,448) or 6% decrease for 2019 over 2018 and a $494,844 or 81% increase for 2019 over 2017. The decrease for 2019 over 2018 was driven by: 1) a ($78,038) or 29% decrease in professional fees related to auditing, legal and tax preparation fees; 2) a ($24,162) or 5% decrease in distribution and marketing expenses; 3) a ($10,601) or 35% decrease in business permits and licenses; and 4) a ($18,892) or 87% decrease in other expenses. There was also a ($11,587) or 73% decrease in brokerage commissions due to a change in accounting policy, see Critical Accounting Policies for a discussion of this change and Part II for a breakdown of brokerage commissions paid during the period. These decreases were partially offset by increases in 1) a $65,865 or 31% increase in management fee paid to the Sponsor due to higher average net assets; 2) a $5,230 or 9% increase in custodian fees and expenses; and 3) a $5,737 or 13% increase in general and administrative expenses. The increases year over year were generally due to higher average net assets.

The increase for 2019 over 2017 was driven by increases in: 1) a $145,094 or 109% increase in management fee paid to the Sponsor due to higher average net assets; 2) a $14,493 or 8% increase in professional fees related to auditing, legal and tax preparation fees; 3) a $282,260 or 134% increase in distribution and marketing expenses; 4) a $38,000 or 135% increase in custodian fees and expenses; 5) a $2,073 or 12% increase in business permits and licenses; and 6) a $24,070 or 99% increase in general and administrative expenses. These increases were partially offset by 1) a (6,877) or 71% decrease in other expenses and a ($4,269) or 50% decrease in brokerage commissions due to a change in accounting policy, see Critical Accounting Policies for a discussion of this change and Part II for a breakdown of brokerage commissions paid during the period. The increases year over year were generally due to higher average net assets relative to other funds. The total expense ratio gross of expenses waived by the Sponsor for these years was 3.97% in 2019, 5.52% in 2018, and 4.59% in 2017. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the year ended December 31, 2019, the Sponsor waived fees of $96,303; the Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the year. The Sponsor permanently waived $394,591 of expenses in 2018 and $126,489 in 2017.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for 2019, 2018, and 2017 were $1,008,642, $776,802, and $483,612 respectively. The total expense ratio net of expenses waived by the Sponsor was 3.63% in 2019, 3.66% in 2018, and 3.63% in 2017. Net investment loss, which includes the impact of expenses and interest income, was 1.20% in 2019, 1.49% in 2018, and 2.48% in 2017.

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

Net cash provided by the Fund’s operating activities during 2019 was $879,437. Net cash used in operating activities by the Fund was ($2,610,095) in 2018 and $933,519 in 2017. In 2019, proceeds from the sale of shares were $9,627,010 representing 650,000 shares while payments for the redemption of shares were $9,406,695 representing 600,000 shares. In 2018, $26,403,162 representing 1,575,000 shares while payments for the redemption of shares were $6,960,313 representing 425,000 shares. In 2017, proceeds from the sale of shares were $20,374,923 representing 1,100,000 shares while payments for the redemption of shares were $21,877,218 representing 1,200,000 shares.

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

Teucrium Sugar Fund

The Teucrium Sugar Fund commenced investment operations on September 19, 2011. The investment objective of the Fund is to have the daily changes in percentage terms of the Shares’ Net Asset Value (“NAV”) reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for three futures contracts for sugar (“Sugar Futures Contracts”) that are traded on ICE Futures US (“ICE Futures”), specifically: (1) the second to expire Sugar No. 11 Futures Contract (a “Sugar No. 11 Futures Contract”), weighted 35%, (2) the third to expire Sugar No. 11 Futures Contract, weighted 30%, and (3) the Sugar No. 11 Futures Contract expiring in the March following the expiration month of the third to expire contract, weighted 35%. On December 31, 2019, the Fund held a total of 793 ICE sugar futures contracts with a notional value of $12,310,211. Of these, 793 had an asset fair value of $347,429. The weighting of the notional value of the contracts was weighted as follows: (1) 35% to the MAY20 ICE No 11 contracts, (2) 30% to the JUL20 ICE No 11 contracts, and (3) 35% to the MAR21 ICE No 11 contracts.

The benchmark for the Fund is the Teucrium Sugar Index (TCANE) which is defined as: a weighted average of daily changes in the closing settlement prices (1) the second to expire Sugar No. 11 Futures Contract (a “Sugar No. 11 Futures Contract”), weighted 35%, (2) the third to expire Sugar No. 11 Futures Contract, weighted 30%, and (3) the Sugar No. 11 Futures Contract expiring in the March following the expiration month of the third to expire contract, weighted 35%. To convert to an index, 100 is set to $25, the opening day price of CANE.

The chart below shows the percent change in the NAV per share for the Fund, the market price of the Fund shares, represented by the closing price of the Fund on the NYSE Arca, and TCANE for five specific periods. The Benchmark does not reflect any impact of expenses, which would generally reduce the Fund’s NAV, or interest income, which would generally increase the NAV. The actual results for the NAV include the impacts of both expenses and interest income.

Teucrium Sugar ETF Performance as of 12/31/2019

	Three Month	Year to Date	3 Year Annualized	5 Year Annualized	Inception Annualized
NAV	5.83%	-0.45%	-18.45%	-9.87%	-14.18%
Price	5.25%	-0.97%	-18.56%	-9.99%	-14.20%
Benchmark (TCANE)	6.28%	0.88%	-17.13%	-8.27%	-11.77%

For the Year Ended December 31, 2019 Compared to the Years Ended December 31, 2018 and 2017

On December 31, 2019, the Fund had 1,750,004 shares outstanding and net assets of $12,313,180. This is in comparison to 1,525,004 shares outstanding and net assets of $10,778,739 on December 31, 2018 and 650,004 shares outstanding with net assets of $6,363,710 on December 31, 2017. Shares outstanding increased by 225,000 or 15% for the period of 2019 when compared to 2018. This increase was, in the opinion of management, due to the low price of sugar and record world demand relative to recent years, which accelerated investor interest. In 2019, the Fund issued 800,000 shares and purchased 575,000 shares as part of creation and redemption baskets. In 2018, the Fund issued 2,450,000 shares and purchased 1,575,000 shares as part of creation and redemption baskets. For the period 2019 compared to 2017, there was an increase in shares outstanding of 1,100,000 or 169%. In 2017, the Fund issued 925,000 shares and purchased 700,000 shares as part of creation and redemption baskets.

Total net assets for the Fund were $12,313,180 on December 31, 2019, compared to $10,778,739 on December 31, 2018 and $6,363,710 on December 31, 2017. The Net Asset Values (“NAV”) per share related to these balances were $7.04, $7.07, and $9.79 respectively. When comparing December 31, 2019 with 2018, there was an increase in total net assets of 14%, driven by a combination of an increase in total shares outstanding of 15% and by a change in the NAV per share which decreased by ($0.03). When comparing December 31, 2019 with 2017, there was an increase in total net assets of 93%, driven by a combination of an increase in total shares outstanding of 169% and by a decrease in the NAV per share of ($2.75) or 28%. The closing prices per share for 2019, 2018 and 2017, as reported by the NYSE Arca, were $7.02, $7.09, and $9.78 respectively. The change from December 31, 2019 over prior years was a 1% decrease from 2018 and a 28% decrease from 2017.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to December 31, 2019 and serves to illustrate the relative changes of these components.

Total income for the year ended December 31, 2019 was $515,487 resulting primarily from the realized gain on commodity futures contracts totaling $113,747 and a gain generated by the net change in unrealized appreciation on commodity futures contracts of $161,106. Total loss was ($1,996,430) in 2018 and ($2,092,835) in 2017. Realized gain or loss on trading of commodity futures contracts is a function of 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contact given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Interest income and other income for year ended December 31, 2019, 2018, and 2017, respectively, was $240,634, $249,417, and $78,889. The decrease from 2019 over 2018, was due to lower average net assets. The increase over prior years was partially the result of the Sponsor investing, at times, a portion of the available cash for the Fund in alternative demand deposit savings accounts with more attractive overnight deposit rates. The Fund also invests in investment grade commercial paper with maturities of ninety days or less, these investments provide a higher rate than money market products offered in the past. Effective February 1, 2019, the Fund began investing a portion of the cash held at the broker for initial margin in short-term U.S. Treasury Securities. Interest rates paid on cash balances of the Fund increased beginning March 2017 and continued to increase through June 2019. These higher levels of interest rates declined in the second half of 2019 and are projected to remain stable at the current levels through 2020.

Total expenses gross of expenses waived by the Sponsor (“Total expenses”) for 2019, 2018, and 2017 were $538,687; $708,276 and $326,587 respectively. This represents a ($169,589) or 24% decrease for 2019 over 2018 and a $212,100 or 65% increase for 2019 over 2017. The decrease for 2019 over 2018 was driven by: 1) a ($19,038) or 16% decrease in management fee paid to the Sponsor due to lower average net assets; 2) a ($69,723) or 37% decrease in professional fees related to auditing, legal and tax preparation fees; 3) a ($37,964) or 14% decrease in distribution and marketing expenses; 4) a ($3,966) or 12% decrease in custodian fees and expenses; 5) a ($10,082) or 34% decrease in business permits and licenses; 6) a ($9,319) or 81% decrease in other expenses. There was also a ($20,559) or 86% decrease in brokerage commissions due to a change in accounting policy, see Critical Accounting Policies for a discussion of this change and Part II for a breakdown of brokerage commissions paid during the period. These decreases were marginally offset by an increase of $1,062 or 4% in general and administrative expenses. The decreases year over year were generally due to lower average net assets relative to the other Funds.

The increase for 2019 over 2017 was driven by increases of 1) a $32,398 or 46% increase in management fee paid to the Sponsor due to higher average net assets; 2) a $53,096 or 84% increase in professional fees related to auditing, legal and tax preparation fees; 3) a $112,917 or 90% increase in distribution and marketing expenses; 4) a $10,897 or 57% increase in custodian fees and expenses; 5) a $1,865 or 11% increase in business permits and licenses; and 6) a $10,778 or 74% increase in general and administrative expenses. These increases were partially offset by decreases in 1) a ($2,797) or 57% decrease in other expenses and a ($7,054) or 67% decrease in brokerage commissions due to a change in accounting policy, see Critical Accounting Policies for a discussion of this change and Part II for a breakdown of brokerage commissions paid during the period. The increase in expenses year over year were generally due to higher average net assets. The total expense ratio gross of expenses waived by the Sponsor for these years was 5.22% in 2019, 5.80% in 2018, and 4.62% in 2017. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the year ended December 31, 2019, the Sponsor waived fees of $171,746; the Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the year. The Sponsor permanently waived $268,920 of expenses in 2018 and $129,334 in 2017.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for 2019, 2018 and 2017 were $366,941, $439,356, and $197,253, respectively. The total expense ratio net of expenses waived by the Sponsor periods was 3.56% in 2019, 3.60% in 2018, and 2.79% in 2017. Net investment loss, which includes the impact of expenses and interest income, was 1.23% in 2019, 1.56% in 2018, and 1.68% in 2017.

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

Net cash provided by the Fund’s operating activities during the 2019 was $567,959. Net cash used in operating activities by the Fund was ($2,518,149) in 2018 and ($2,301,151) in 2017. In 2019, proceeds from the sale of shares were $5,467,420 representing 800,000 shares while payments for the redemption of shares were $4,081,525 representing 575,000 shares. In 2018, proceeds from the sale of shares were $18,588,300 representing 2,450,000 shares while payments for the redemption of shares were $11,737,485 representing 1,575,000 shares. In 2017, proceeds from the sale of shares was $10,190,950 representing 925,000 while payments for the redemption of shares were $7,051,123 representing 700,000 shares.

Teucrium Wheat Fund

The Teucrium Wheat Fund commenced investment operations on September 19, 2011. The investment objective of the Fund is to have the daily changes in percentage terms of the Shares’ Net Asset Value reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for three futures contracts for wheat (“Wheat Futures Contracts”) that are traded on the Chicago Board of Trade (“CBOT”), specifically: (1) the second to expire CBOT Wheat Futures Contract, weighted 35%, (2) the third to expire CBOT Wheat Futures Contract, weighted 30%, and (3) the CBOT Wheat Futures Contract expiring in the December following the expiration month of the third to expire contract, weighted 35%. On December 31, 2019, the Fund held a total of 1,840 CBOT wheat futures contracts with a notional value of $52,236,850. The contracts had an asset fair value of $5,068,476. The weighting of the notional value of the contracts was weighted as follows: (1) 35% to MAY20 CBOT contracts, (2) 30% to JUL20 CBOT contracts, and (3) 35% to DEC20 CBOT contracts.

The benchmark for the Fund is the Teucrium Wheat Index (TWEAT) which is defined as: a weighted average of daily changes in the closing settlement prices of (1) the second to expire Wheat Futures Contract traded on the CBOT, weighted 35%, (2) the third to expire CBOT Wheat Futures Contract, weighted 30%, and (3) the CBOT Wheat Futures Contract expiring in the December following the expiration month of third to expire contract, weighted 35%. To convert to an index, 100 is set to $25, the opening day price of WEAT.

The chart below shows the percent change in the NAV per share for the Fund, the market price of the Fund shares, represented by the closing price of the Fund on the NYSE Arca, and TWEAT for five specific periods. The Benchmark does not reflect any impact of expenses, which would generally reduce the Fund’s NAV, or interest income, which would generally increase the NAV. The actual results for the NAV include the impacts of both expenses and interest income.

Teucrium Wheat ETF Performance as of 12/31/2019

	Three Month	Year to Date	3 Year Annualized	5 Year Annualized	Inception Annualized
NAV	9.86%	-1.84%	-5.38%	-14.43%	-16.09%
Price	10.38%	-1.35%	-5.26%	-14.41%	-16.07%
Benchmark (TWEAT)	10.18%	-0.82%	-3.72%	-12.26%	-12.59%

For the Year Ended December 31, 2019 Compared to the Years Ended December 31, 2018 and 2017

On December 31, 2019, the Fund had 8,950,004 shares outstanding and net assets of $52,236,196. This is in comparison to 9,275,004 shares outstanding and net assets of $55,149,873 on December 31, 2018 and 10,250,004 shares outstanding with net assets of $61,416,019 on December 31, 2017. Shares outstanding decreased by 325,000 or 4% for the period of 2019 when compared to 2018. This decrease was, in the opinion of management, due to larger projected U.S. supply, reduced domestic use and higher ending stocks. In 2019, the Fund issued 2,175,000 shares and purchased 2,500,000 shares as part of creation and redemption baskets. In 2018, the Fund issued 2,000,000 shares and purchased 2,975,000 shares as part of creation and redemption baskets. For the period 2019 compared to 2017, there was a decrease in shares outstanding of 1,300,000 shares or 13%. In 2017, the Fund issued 5,375,000 shares and purchased 4,175,000 shares as part of creation and redemption baskets.

Total net assets for the Fund were $52,236,196 on December 31, 2019, compared to $55,149,873 on December 31, 2018 and $61,416,019 on December 31, 2017. The Net Asset Values (“NAV”) per share related to these balances were $5.84, $5.95, and $5.99 respectively. When comparing December 31, 2019 with 2018, the net assets decreased by 5%, which was driven by a decrease in the number of shares outstanding of 4%. When comparing December 31, 2019 with 2017, there was a decrease in total net assets of 15%, driven by a combination of a decrease in total shares outstanding of 13% and a decrease in the NAV per share of ($0.15) or 3%. The closing prices per share for 2019, 2018 and 2017, as reported by the NYSE Arca, were $5.85, $5.93, and $6.00, respectively. The change from December 31, 2019 over prior years was a 1% decrease from 2018 and a 3% decrease from 2017.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to December 31, 2019 and serves to illustrate the relative changes of these components.

The total income for the year ended December 31, 2019 was $750,183 resulting primarily from the net change in realized loss on commodity futures contracts totaling ($9,623,635), and by a net change in unrealized appreciation of commodity futures contracts of $9,053,876. Total income (loss) was $2,455,989 in 2018, and ($3,234,218) in 2017. Realized gain or loss on trading of commodity futures contracts is a function of 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contact given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Interest income and other income for year ended December 31, 2019, 2018, and 2017, respectively, was $1,319,942, $1,343,227, and $745,357. The decrease from 2019 over 2018, was due to lower average net assets. The increase over prior years was partially the result of the Sponsor investing, at times, a portion of the available cash for the Fund in alternative demand deposit savings accounts with more attractive overnight deposit rates. The Fund also invests in investment grade commercial paper with maturities of ninety days or less, these investments provide a higher rate than money market products offered in the past. Effective February 1, 2019, the Fund began investing a portion of the cash held at the broker for initial margin in short-term U.S. Treasury Securities. Interest rates paid on cash balances of the Fund increased beginning March 2017 and continued to increase through June 2019. These higher levels of interest rates declined in the second half of 2019 and are projected to remain stable at the current levels through 2020.

Total expenses gross of expenses waived by the Sponsor (“Total expenses”) for 2019, 2018, and 2017 were $1,844,628; $2,675,481 and $2,678,613 respectively. This represents a ($830,853) or 31% decrease for 2019 over 2018 and a ($833,985) or 31% decrease for 2019 over 2017. The decrease for 2019 over 2018 was driven by: 1) a ($113,743) or 18% decrease in management fee paid to the Sponsor due to lower average net assets; 2) a ($225,542) or 39% decrease in professional fees related to auditing, legal and tax preparation fees; 3) a ($359,648) or 33% decrease in distribution and marketing expenses; 4) a ($28,603) or 23% decrease in custodian fees and expenses;5) a ($31,407) or 30% decrease in general and administrative expenses; and 6) a ($34,786) or 81% decrease in other expenses. There was also a ($48,838) or 77% decrease in brokerage commissions due to a change in accounting policy, see Critical Accounting Policies for a discussion of this change and Part II for a breakdown of brokerage commissions paid during the period. These decreases were offset by a $11,714 or 56% increase in business permits and licenses. The decreases in operating expenses were generally due to expense controls undertaken by the Sponsor and lower average net assets relative to the other Funds.

The decrease for 2019 over 2017 was driven by: 1) a ($119,357) or 18% decrease in management fee paid to the Sponsor due to lower average net assets; 2) a ($236,192) or 40% decrease in professional fees related to auditing, legal and tax preparation fees; 3) a ($335,233) or 31% decrease in distribution and marketing expenses; 4) a ($46,124) or 32% decrease in custodian fees and expenses; 5) a ($34,922) or 33% decrease in general and administrative expenses;and 6) a ($29,218) or 78% decrease in other expenses. There was also a ($44,679) or 75% decrease in brokerage commissions due to a change in accounting policy, see Critical Accounting Policies for a discussion of this change and Part II for a breakdown of brokerage commissions paid during the period. The decreases in operating expenses were due to expense controls undertaken by the Sponsor and lower average net assets relative to the other Funds. The total expense ratio gross of expenses waived by the Sponsor for these years was 3.45% in 2019, 4.13% in 2018, and 4.09% in 2017. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the year ended December 31, 2019, the Sponsor waived fees of $2,500; the Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the year. The Sponsor permanently waived $234,736 of expenses in 2018 and $323,244 in 2017.

Total expenses net of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses, net”) for 2019, 2018 and 2017 were $1,842,128, $2,440,745, and $2,355,369 respectively. The total expense ratio net of expenses waived by the Sponsor periods was 3.44% in 2019, 3.76% in 2018, and 3.60% in 2017. Net investment loss, which includes the impact of expenses and interest income, was 0.97% in 2019, 1.69% in 2018, and 2.46% in 2017.

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

Net cash (used in) provided by the Fund’s operating activities during the period was ($10,011,072) in 2019, $10,649,606 in 2018 and ($4,660,527) in 2017. In 2019, proceeds from the sale of shares were $11,940,413 representing 2,175,000 shares while payments for redemption of shares were $13,762,145 representing 2,500,000 shares. In 2018, proceeds from the sale of shares were $12,997,590 representing 2,000,000 shares while payments for redemption of shares were $19,278,980 representing 2,975,000 shares. In 2017, proceeds from the sale of shares were $35,809,657 representing 5,375,000 shares while payments for the redemption of shares were $31,148,810 representing 4,175,000 shares.

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

The investment objective of each Underlying Fund is to have the daily changes in percentage terms of its shares’ NAV reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for certain Futures Contracts for the commodity specified in the Underlying Fund’s name. (This weighted average is referred to herein as the Underlying Fund’s “Benchmark,” the Futures Contracts that at any given time make up an Underlying Fund’s Benchmark are referred to herein as the Underlying Fund’s “Benchmark Component Futures Contracts,” and the commodity specified in the Underlying Fund’s name is referred to herein as its “Specified Commodity.”) Specifically, the Teucrium Corn Fund’s Benchmark is: (1) the second to expire Futures Contract for corn traded on the Chicago Board of Trade (“CBOT”), weighted 35%, (2) the third to expire CBOT corn Futures Contract, weighted 30%, and (3) the CBOT corn Futures Contract expiring in the December following the expiration month of the third to expire contract, weighted 35%. The Teucrium Wheat Fund’s Benchmark is: (1) the second to expire CBOT wheat Futures Contract, weighted 35%, (2) the third to expire CBOT wheat Futures Contract, weighted 30%, and (3) the CBOT wheat Futures Contract expiring in the December following the expiration month of the third to expire contract, weighted 35%. The Teucrium Soybean Fund’s Benchmark is: (1) the second to expire CBOT soybean Futures Contract, weighted 35%, (2) the third to expire CBOT soybean Futures Contract, weighted 30%, and (3) the CBOT soybean Futures Contract expiring in the November following the expiration month of the third to expire contract, weighted 35%, except that CBOT soybean Futures Contracts expiring in August and September will not be part of the Teucrium Soybean Fund’s Benchmark because of the less liquid market for these Futures Contracts. The Teucrium Sugar Fund’s Benchmark is: (1) the second to expire Sugar No. 11 Futures Contract traded on ICE Futures US (“ICE Futures”), weighted 35%, (2) the third to expire ICE Futures Sugar No. 11 Futures Contract, weighted 30%, and (3) the ICE Futures Sugar No. 11 Futures Contract expiring in the March following the expiration month of the third to expire contract, weighted 35%.

On December 31, 2019, the Fund held: 1) 24,308 shares of CORN with a fair value of $360,286; 2) 63,637 shares of WEAT with a fair value of $371,411; 3) 23,431 shares of SOYB with a fair value of $371,397; and 4) 53,124 shares of CANE with a fair value of $373,786. The weighting on December 31, 2019 was 25% to CORN, 25% to WEAT, 25% to SOYB and 25% to CANE.

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

The chart below shows the percent change in the NAV per share for the Fund, the market price of the Fund shares, represented by the closing price of the Fund on the NYSE Arca, and TTAGS for five periods. The Benchmark does not reflect any impact of expenses, which would generally reduce the Fund’s NAV, or interest income, which would generally increase the NAV. The actual results for the NAV include the impacts of both expenses and interest income.

Teucrium Agricultural ETF Performance as of 12/31/2019

	Three Month	Year to Date	3 Year Annualized	5 Year Annualized	Inception Annualized
NAV	3.75%	-3.02%	-9.19%	-9.82%	-11.29%
Price	3.52%	-4.55%	-8.62%	-9.93%	-11.36%
Benchmark (TTAGS)	3.85%	-2.40%	-8.72%	-9.31%	-10.79%

For the Year Ended December 31, 2019 Compared to the Years Ended December 31, 2018 and 2017

On December 31, 2019, the Fund had 75,002 shares outstanding and 75,002 for the same period in 2018 and 50,002 in 2017 respectively. The net assets of the Fund were $1,478,780 in 2019, $1,524,760 in 2018, and $1,137,639 in 2017. There were no shares issued or redeemed in 2019. In 2018, the Fund issued 25,000 shares as part of creation baskets and there were no shares issued or redeemed in 2017. Effective August 2, 2012 through April 9, 2018, the Fund was at 50,002 shares outstanding which represents a minimum number of shares and there could be no further redemptions until additional shares are created.

Total net assets for the Fund were $1,478,780 on December 31, 2019, compared to $1,524,760 on December 31, 2018 and $1,137,639 on December 31, 2017. The Net Asset Values (“NAV”) per share related to these balances were $19.72, $20.33, and $22.75 respectively. When comparing December 31, 2019 with 2018, there was a decrease in total net assets of 3%, which was driven by a change in the NAV per share which decreased by ($0.61) or 3%. When comparing December 31, 2019 with 2017, there was an increase in total net assets of 30%, which was driven by a combination of a change in the NAV per share which decreased by ($3.03) or 13% and an increase in the number of shares outstanding of 50%. The closing prices per share for 2019, 2018 and 2017, as reported by the NYSE Arca, were $19.60, $20.53, and $22.10, respectively. The change from December 31, 2019 over prior years was a 5% decrease from 2018 and 11% decrease from 2017.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to December 31, 2019 and serves to illustrate the relative changes of these components.

Total loss for 2019 was ($43,198) resulting from the realized loss on the securities of the Underlying Funds totaling ($109,378) and a gain generated by the unrealized appreciation on the securities of the Underlying Funds of $66,117. Total loss for the period in 2018 and 2017 was ($184,882) and ($172,520), respectively. Realized gain or loss on the securities of the Underlying Funds is a function of 1) the change in the price of particular contracts sold in relation to redemption of shares, and 2) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark. Unrealized gain or loss on the securities of the Underlying Funds is a function of the change in the price of shares held on the final date of the period versus the purchase price for each and the number held. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Total expenses gross of expenses waived by the Sponsor (“Total expenses”) for 2019, 2018, and 2017 were $43,299; $55,470 and $46,481 respectively. This represents a $12,171 or 22% decrease for 2019 over 2018 and a $3,182 or 7% decrease for 2019 over 2017. The decrease for 2019 over 2018 was driven by decreases in all expense categories, specifically: 1) a ($6,329) or 38% decrease in professional fees related to auditing, legal and tax preparation fees; 2) a ($3,876) or 18% decrease in distribution and marketing expenses; 3) a ($395) or 15% decrease in custodian fees and expenses; 4) a ($208) or 2% decrease in business permits and licenses; 5) a ($583) or 28% decrease in general and administrative expenses; and 6) a ($780) or 94% decrease in other expenses. The decreases year over year were generally due to lower average net assets relative to other funds.

The slight decrease for 2019 over 2017 was driven by decreases in: 1) a ($4,795) or 32% decrease in professional fees related to auditing, legal and tax preparation fees; 2) a ($165) or 1% decrease in business permits and licenses; 3) a ($248) or 14% decrease in general and administrative expenses; and 4) a ($571) or 91% decrease in other expenses. These decreases were partially offset by increases in 1) a $2,528 or 17% increase in distribution and marketing expenses: and 2) a $69 or 3% increase in custodian fees and expenses. The total expense ratio gross of expenses waived by the Sponsor for these years was 2.96% in 2019, 3.77% in 2018, and 3.74% in 2017.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund. This election is subject to change by the Sponsor, at its discretion. For the year ended December 31, 2019, the Sponsor waived fees of $40,517; the Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the year. The Sponsor permanently waived $48,366 of expenses in 2018 and $40,270 of expenses in 2017.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for 2019, 2018 and 2017 were $2,782, $7,104, and $6,211 respectively. The total expense ratio net of expenses waived by the Sponsor for these periods was 0.19% in 2019, 0.48% in 2018, and 0.50% in 2017.

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

Net cash (used in) provided by the Fund’s operating activities during the period was ($229) in 2019, ($578,719) in 2018, and $114 in 2017. There were no proceeds from creation baskets or payments for redemption baskets in 2019 and 2017. In 2018, proceeds from the sale of shares were $579,107 representing 25,000 shares and there were no payments for redemption baskets.

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

During the period from January 1, 2019 through December 31, 2019, the average daily change in the NAV of each Fund was within plus/minus 10 percent of the average daily change in the Benchmark of the Fund, as stated in the prospectus for each Fund.

Frequency Distribution of Premiums and Discounts

Description

The frequency distribution charts below present information about the difference between the daily market price for Shares of each Fund and the Fund’s reported Net Asset Value per share. The amount that a Fund’s market price is above the reported NAV is called the premium. The amount that a Fund’s market price is below the reported NAV is called the discount. The market price is determined using the midpoint between the highest bid and the lowest offer on the listing exchange, as of the time that a Fund’s NAV is calculated (usually 4:00 p.m., (EST)). The chart shows the premium or discount expressed in basis points and the number of trading days in which a Fund traded within the premium/discount range indicated. The charts are also available on the website for each Fund on a quarterly basis.

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

Off Balance Sheet Financing

As of December 31, 2019, neither the Trust nor any of the Funds has any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Funds. While the exposure of each Fund under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial positions of each Fund.

Liquidity and Capital Resources

The Funds do not anticipate making use of borrowings or other lines of credit to meet their obligations. The Funds meet their liquidity needs in the normal course of business from the proceeds of the sale of their investments from the cash, cash equivalents and/or the Treasuries Securities that they intend to hold, and/or from the fee waivers provided by the Sponsor. The Funds’ liquidity needs include redeeming their shares, providing margin deposits for existing Futures Contracts or the purchase of additional Futures Contracts, posting collateral for over the counter Commodity Interests, and paying expenses.

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

The exposure of the Funds to market risk will depend on a number of factors including the markets for the specific commodity, the volatility of interest rates and foreign exchange rates, the liquidity of the Commodity Specific Interests markets and the relationships among the contracts held by each Fund.

Credit Risk

When any of the Funds enter into Commodity Interests, it will be exposed to the credit risk that the counterparty will not be able to meet its obligations. For purposes of credit risk, the counterparty for the Futures Contracts traded on the CBOT and ICE is the clearinghouse associated with those exchanges. In general, clearinghouses are backed by their members who may be required to share in the financial burden resulting from the nonperformance of one of their members, which should significantly reduce credit risk. Some foreign exchanges are not backed by their clearinghouse members but may be backed by a consortium of banks or other financial institutions. Unlike in the case of exchange traded futures contracts, the counterparty to an over the counter Commodity Interest contract is generally a single bank or other financial institution. As a result, there will be greater counterparty credit risk in over the counter transactions. There can be no assurance that any counterparty, clearinghouse, or their financial backers will satisfy their obligations to any of the Funds.

The Funds may engage in off exchange transactions broadly called an “exchange for risk” transaction, also referred to as an “exchange for swap.” For purposes of the Dodd-Frank Act and related CFTC rules, an “exchange for risk” transaction is treated as a “swap.” An “exchange for risk” transaction, sometimes referred to as an “exchange for swap” or “exchange of futures for risk,” is a privately negotiated and simultaneous exchange of a futures contract position for a swap or other over the counter instrument on the corresponding commodity. An exchange for risk transaction can be used by the Funds as a technique to avoid taking physical delivery of a commodity futures contract, corn for example, in that a counterparty will take the Fund’s position in a Corn Futures Contract into its own account in exchange for a swap that does not by its terms call for physical delivery. The Funds will become subject to the credit risk of a counterparty when it acquires an over the counter position in an exchange for risk transaction. The Fund may use an “exchange for risk” transaction in connection with the creation and redemption of shares. These transactions must be carried out only in accordance with the rules of the applicable exchange where the futures contracts trade.

The Sponsor will attempt to manage the credit risk of each Fund by following certain trading limitations and policies. In particular, each Fund intends to post margin and collateral and/or hold liquid assets that will be equal to approximately the face amount of the Interests it holds. The Sponsor will implement procedures that will include, but will not be limited to, executing and clearing trades and entering into over the counter transactions only with parties it deems creditworthy and/or requiring the posting of collateral by such parties for the benefit of each Fund to limit its credit exposure.

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

The exposure of the Funds to market risk will depend primarily on the market price of the specific commodities held by the Fund. The market price of the commodities depends in part on the volatility of interest rates and foreign exchange rates and the liquidity of the commodity specific markets. TAGS is subject to the risks of the commodity specific futures contracts of the Underlying Funds as the fair value of its holdings is based on the NAV of each of the Underlying Funds, each of which is directly impacted by the factors discussed above.

The tables below present a quantitative analysis of hypothetical impact of price decreases and increases in each of the commodity futures contracts held by each of the Funds, or the Underlying Funds in the case of TAGS, on the actual holdings and NAV per share as of December 31, 2019. For purposes of this analysis, all futures contracts held by the Funds and the Underlying Funds are assumed to change by the same percentage. In addition, the cash held by the Funds and any management fees paid to the Sponsor are assumed to remain constant and not impact the NAV per share. There may be very slight and immaterial differences, due to rounding, in the tables presented below.

Quantitative Risk Analysis

CORN:
	December 31, 2019 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of December 31, 2019	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Corn Futures MAY20	1,334	$ 3.9475	$ 26,329,825	$ 23,696,843	$ 22,380,351	$ 21,063,860	$ 28,962,808	$ 30,279,299	$ 31,595,790
CBOT Corn Futures JUL20	1,126	$ 4.0100	$ 22,576,300	$ 20,318,670	$ 19,189,855	$ 18,061,040	$ 24,833,930	$ 25,962,745	$ 27,091,560
CBOT Corn Futures DEC20	1,308	$ 4.0250	$ 26,323,500	$ 23,691,150	$ 22,374,975	$ 21,058,800	$ 28,955,850	$ 30,272,025	$ 31,588,200
Total CBOT Corn Futures			$ 75,229,625	$ 67,706,663	$ 63,945,181	$ 60,183,700	$ 82,752,588	$ 86,514,069	$ 90,275,550

Shares outstanding			5,075,004	5,075,004	5,075,004	5,075,004	5,075,004	5,075,004	5,075,004

Net Asset Value per Share attributable directly to CBOT Corn Futures			$ 14.82	$ 13.34	$ 12.60	$ 11.86	$ 16.31	$ 17.05	$ 17.79
Total Net Asset Value per Share as reported			$ 14.82
Change in the Net Asset Value per Share				$ (1.48)	$ (2.22)	$ (2.96)	$ 1.48	$ 2.22	$ 2.96

Percent Change in the Net Asset Value per Share				-10.00%	-15.00%	-20.00%	10.00%	15.00%	20.00%

SOYB:
	December 31, 2019 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of December 31, 2019	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Soybean Futures MAR20	207	$ 9.5550	$ 9,889,425	$ 8,900,483	$ 8,406,011	$ 7,911,540	$ 10,878,368	$ 11,372,839	$ 11,867,310
CBOT Soybean Futures MAY20	175	$ 9.6875	$ 8,476,563	$ 7,628,906	$ 7,205,078	$ 6,781,250	$ 9,324,219	$ 9,748,047	$ 10,171,875
CBOT Soybean Futures NOV20	200	$ 9.7875	$ 9,787,500	$ 8,808,750	$ 8,319,375	$ 7,830,000	$ 10,766,250	$ 11,255,625	$ 11,745,000
Total CBOT Soybean Futures			$ 28,153,488	$ 25,338,139	$ 23,930,464	$ 22,522,790	$ 30,968,837	$ 32,376,511	$ 33,784,185

Shares outstanding			1,775,004	1,775,004	1,775,004	1,775,004	1,775,004	1,775,004	1,775,004

Net Asset Value per Share attributable directly to CBOT Soybean Futures			$ 15.86	$ 14.27	$ 13.48	$ 12.69	$ 17.45	$ 18.24	$ 19.03
Total Net Asset Value per Share as reported			$ 15.85
Change in the Net Asset Value per Share				$ (1.59)	$ (2.38)	$ (3.17)	$ 1.59	$ 2.38	$ 3.17

Percent Change in the Net Asset Value per Share				-10.01%	-15.01%	-20.01%	10.01%	15.01%	20.01%

CANE:
	December 31, 2019 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of December 31, 2019	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
ICE #11 Sugar Futures MAY20	284	$ 0.1354	$ 4,306,803	$ 3,876,123	$ 3,660,783	$ 3,445,443	$ 4,737,484	$ 4,952,824	$ 5,168,164
ICE #11 Sugar Futures JUL20	241	$ 0.1366	$ 3,687,107	$ 3,318,396	$ 3,134,041	$ 2,949,686	$ 4,055,818	$ 4,240,173	$ 4,424,529
ICE #11 Sugar Futures MAR21	268	$ 0.1438	$ 4,316,301	$ 3,884,671	$ 3,668,856	$ 3,453,041	$ 4,747,931	$ 4,963,746	$ 5,179,561
Total ICE #11 Sugar Futures			$ 12,310,211	$ 11,079,190	$ 10,463,680	$ 9,848,170	$ 13,541,233	$ 14,156,743	$ 14,772,254

Shares outstanding			1,750,004	1,750,004	1,750,004	1,750,004	1,750,004	1,750,004	1,750,004

Net Asset Value per Share attributable directly to ICE #11 Sugar Futures			$ 7.03	$ 6.33	$ 5.98	$ 5.63	$ 7.74	$ 8.09	$ 8.44
Total Net Asset Value per Share as reported			$ 7.04
Change in the Net Asset Value per Share				$ (0.70)	$ (1.06)	$ (1.41)	$ 0.70	$ 1.06	$ 1.41

Percent Change in the Net Asset Value per Share				-10.00%	-15.00%	-20.00%	10.00%	15.00%	20.00%

WEAT:
	December 31, 2019 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of December 31, 2019	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Wheat Futures MAY20	650	$ 5.6175	$ 18,256,875	$ 16,431,188	$ 15,518,344	$ 14,605,500	$ 20,082,563	$ 20,995,406	$ 21,908,250
CBOT Wheat Futures JUL20	556	$ 5.6350	$ 15,665,300	$ 14,098,770	$ 13,315,505	$ 12,532,240	$ 17,231,830	$ 18,015,095	$ 18,798,360
CBOT Wheat Futures DEC20	634	$ 5.7775	$ 18,314,675	$ 16,483,208	$ 15,567,474	$ 14,651,740	$ 20,146,143	$ 21,061,876	$ 21,977,610
Total CBOT Wheat Futures			$ 52,236,850	$ 47,013,166	$ 44,401,323	$ 41,789,480	$ 57,460,536	$ 60,072,377	$ 62,684,220

Shares outstanding			8,950,004	8,950,004	8,950,004	8,950,004	8,950,004	8,950,004	8,950,004

Net Asset Value per Share attributable directly to CBOT Wheat Futures			$ 5.84	$ 5.25	$ 4.96	$ 4.67	$ 6.42	$ 6.71	$ 7.00
Total Net Asset Value per Share as reported			$ 5.84
Change in the Net Asset Value per Share				$ (0.58)	$ (0.88)	$ (1.17)	$ 0.58	$ 0.88	$ 1.17

Percent Change in the Net Asset Value per Share				-9.99%	-14.99%	-19.99%	9.99%	14.99%	19.99%

TAGS:
	December 31, 2019 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of December 31, 2019	Number of Shares Held	Closing NAV	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value
Teucrium Corn Fund	24,308	$ 14.8200	$ 360,286	$ 324,257	$ 306,243	$ 288,229	$ 396,315	$ 414,329	$ 432,343
Teucrium Soybean Fund	23,431	$ 15.8500	$ 371,397	$ 334,257	$ 315,687	$ 297,118	$ 408,537	$ 427,107	$ 445,676
Teucrium Sugar Fund	53,124	$ 7.0400	$ 373,786	$ 336,407	$ 317,718	$ 299,029	$ 411,165	$ 429,854	$ 448,543
Teucrium Wheat Fund	63,637	$ 5.8400	$ 371,411	$ 334,270	$ 315,699	$ 297,129	$ 408,552	$ 427,123	$ 445,693
Total value of shares of the Underlying Funds			$ 1,476,880	$ 1,329,191	$ 1,255,347	$ 1,181,505	$ 1,624,569	$ 1,698,413	$ 1,772,255

Shares outstanding			75,002	75,002	75,002	75,002	75,002	75,002	75,002

Net Asset Value per Share attributable directly to shares of the Underlying Funds			$ 19.69	$ 17.72	$ 16.74	$ 15.75	$ 21.66	$ 22.64	$ 23.63
Total Net Asset Value per Share as reported			$ 19.72
Change in the Net Asset Value per Share				$ (1.97)	$ (2.95)	$ (3.94)	$ 1.97	$ 2.95	$ 3.94

Percent Change in the Net Asset Value per Share				-9.99%	-14.98%	-19.97%	9.99%	14.98%	19.97%

Qualitative Risk Analysis

Margin is the minimum amount of funds that must be deposited by a commodity interest trader with the trader’s broker to initiate and maintain an open position in futures contracts. A margin deposit acts to assure the trader’s performance of the futures contracts purchased or sold. Futures contracts are customarily bought and sold on initial margin that represents a very small percentage of the aggregate purchase or sales price of the contract. Because of such low margin requirements, price fluctuations occurring in the futures markets may create profits and losses that, in relation to the amount invested, are greater than are customary in other forms of investment or speculation. As discussed below, adverse price changes in the futures contract may result in margin requirements that greatly exceed the initial margin. In addition, the amount of margin required in connection with a particular futures contract is set from time to time by the exchange on which the contract is traded and may be modified from time to time by the exchange during the term of the contract. Brokerage firms, such as the Funds’ clearing brokers, carrying accounts for traders in commodity interest contracts generally require higher amounts of margin as a matter of policy to further protect themselves. Over the counter trading generally involves the extension of credit between counterparties, so the counterparties may agree to require the posting of collateral by one or both parties to address credit exposure.

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

The Dodd-Frank Act requires the CFTC, the SEC and the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Farm Credit System and the Federal Housing Finance Agency (collectively, the “Prudential Regulators”) to establish “both initial and variation margin requirements on all swaps that are not cleared by a registered clearing organization” (i.e., uncleared or over the counter swaps). The proposed rules would require swap dealers and major swap participants to collect both variation and initial margin from counterparties known as “financial end-users” such as the Funds or Underlying Funds and in certain circumstances require these swap dealers or major swap participants to post variation margin or initial margin to the Funds or Underlying Funds. The CFTC and the Prudential Regulators finalized these rules in 2016 and compliance became necessary in September 2016.

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

The Sponsor, on behalf of the Teucrium Commodity Trust and each of the Funds that is a series of the Trust, assessed the effectiveness of both the Trust’s and each Fund’s internal control over financial reporting as of December 31, 2019. In making this assessment, it used the criteria in the Internal Control – Integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the assessment, management of the Sponsor believes that, as of December 31, 2019, the internal control over financial reporting of both the Trust and each of the Fund that is a series of the Trust is effective.

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

Management of the Sponsor, including Sal Gilbertie, Principal Executive Officer of the Sponsor, and Cory Mullen-Rusin, Principal Financial Officer of the Sponsor, who perform functions equivalent to those of a principal executive officer and principal financial officer of the Trust if the Trust had any officers, assessed the effectiveness of the Trust’s and each Fund’s internal control over financial reporting as of December 31, 2019. In making this assessment, it used the criteria in the Internal Control – Integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the assessment, Management believes that, as of December 31, 2019, the internal control over financial reporting is effective for the Trust and each Fund thereof. Grant Thornton, the public accounting firm that audited the financial statement included herein for the year-ended 2019, has issued an attestation report on the Trust and each Fund’s internal control over financial reporting for that period.

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
Suite 215
Burlington, Vermont 05401
Phone: (802) 540-0019

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors and executive officers of the Sponsor and persons who are beneficial owners of at least 10% a Fund’s Shares to file with the SEC an Initial Statement of Beneficial Ownership of Securities on Form 3 within ten calendar days of first becoming a director, executive officer or beneficial owner of at least 10% of a Fund’s Shares and a Statement of Changes in Beneficial Ownership of Securities on Form 4 within two business days of a subsequent acquisition or disposition of Shares of a Fund and, unless all reportable transactions were previously reported on Form 3 or Form 4, an Annual Statement of Changes in Beneficial Ownership of Securities on Form 5 within 45 days after the Trust’s fiscal year-end. For the year ended December 31, 2019, based solely on a review of the Section 16(a) reports furnished to the Trust and written representation by the Trust’s Section 16(a) reporting persons, to the best knowledge of the Sponsor, all such filings have been made within these prescribed timeframes.

Item 11. Executive Compensation

The Trust does not directly compensate any of the executive officers of the Sponsor. The executive officers of the Sponsor are compensated by the Sponsor for the work they perform on behalf of the Trust. The Trust does not set the amount or form of any portion of, the compensation paid to the executive officers by the Sponsor. Each of the series of the Trust, except for TAGS, is obligated to pay a management fee to the Sponsor at an annualized rate of 1.00% of average daily net assets. The Sponsor has the right to elect to waive the management fee for any Fund; that election may be changed by the Sponsor. For 2019, the Funds recognized $1,674,357 in management fees to the Sponsor. In addition to the management fee, each Fund reimburses the Sponsor for expenses related to the operation of the Fund. These related party expenses are discussed in the Notes to the Financial Statements for the Trust and each Fund in Part II of this filing.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

a.
Security Ownership of Certain Beneficial Owners. The following table sets forth information with respect to each person known to own beneficially more than 5% of the outstanding shares of any series in the Trust as of December 31, 2019, based on information known to the Sponsor.

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
CANE	Korean Securities Depository, Seoul SK	181,234 common units(1)	10.36%
SOYB	Flow Traders US LLC, New York, NY	119,230 common units(1)	6.72%
TAGS	George Rapier III San Antonio, TX	12,306 common units (1)	16.41%
TAGS	Interactive Investor Services LTD, UK	4,500 common units(1)	6.00%
TAGS	Gregory Toufayan, Saddle River, NJ	5,000 common units(1)	6.67%
TAGS	Virtu Americas LLC, New York, NY	17,436 common units(1)	23.25%

(1) These individuals and entities have not filed any public reports with the SEC.

b. Security Ownership of Management

The following table sets forth information regarding the beneficial ownership of shares by the executive officers of the Sponsor as of December 31, 2019. Except as listed, no other executive officer of the Sponsor is a beneficial owner of shares of any series of the Trust.

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and nature of Beneficial Ownership	(4) Percent of Class
CORN	Sal Gilbertie	701 common units	*
SOYB	Sal Gilbertie	100 common units	*
CANE	Sal Gilbertie	500 common units	*
WEAT	Sal Gilbertie	200 common units	*
TAGS	Sal Gilbertie	2,300 common units	3.07%

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

Item 14. Principal Accountant Fees and Services

Fees paid by the Trust for services performed by Grant Thornton and PricewaterhouseCoopers, for the years ended December 31, 2019 and December 31, 2018 were:

	Year Ended	Year Ended
	December 31, 2019	December 31, 2018
Audit fees - Grant Thornton	$595,800	$495,374
Tax Accounting fees - PricewaterhouseCoopers	$350,312	$474,878

The Sponsor approved all services provided by Grant Thornton and PricewaterhouseCoopers, above. The Sponsor preapproves all audit, non-audit, tax preparation, and tax accounting services, if any, of the Trust’s independent registered public accounting firm and tax accounting firm, including all engagement fees and terms.

PART IV

Item 15. Exhibits and Financial Statements Schedules

The following exhibits are filed as part of this report as required under Item 601 of Regulation S-K:

3.1	Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Registrant. (1)

3.2	Certificate of Trust of the Registrant. (2)

3.3	Instrument Establishing Teucrium Sugar Fund, Teucrium Wheat Fund, Teucrium Soybean Fund, Teucrium Natural Gas Fund and Teucrium WTI Crude Oil Fund. (3)

3.4	Instrument Establishing Teucrium Agricultural Fund (4)

10.1	Form of Authorized Purchaser Agreement. (9)

10.2	Distribution Services Agreement. (5)

10.3	Amended and Restated Distribution Services Agreement. (6)

10.4	Amendment to Amended and Restated Distribution Services Agreement. (7)

10.5	Second Amendment to Amended and Restated Distribution Services Agreement (8)

10.6	Third Amendment to Amended and Restated Distribution Services Agreement (10)

10.7	Fourth Amendment to Amended and Restated Distribution Services Agreement (11)

10.8	Custody Agreement. (12)

10.9	Fund Accounting Servicing Agreement (12)

10.10	Transfer Agent Servicing Agreement (12)

10.11	Fund Administration Servicing Agreement (12)

31.1	Certification by the Principal Executive Officer of the Registrant pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.(13)

31.2	Certification by the Principal Financial Officer of the Registrant pursuant to Rules 13a-14 and 15d-14 of the Exchange Act. (13)

32.1	Certification by the Principal Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (13)

32.2	Certification by the Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (13)

101.INS	XBRL Instance Document (13)

101.SCH	XBRL Taxonomy Extension Schema (13)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (13)

101.DEF	XBRL Taxonomy Definition Linkbase (13)

101.LAB	XBRL Taxonomy Extension Label Linkbase (13)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (13)

(1)      Previously filed as like-numbered exhibit to Pre-Effective Amendment No. 2 to Registration Statement No. 333-230623, filed on April 26, 2019 and incorporated by reference herein.

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

(13)    Filed herein.

 TEUCRIUM COMMODITY TRUST
FINANCIAL STATEMENTS AS OF DECEMBER 31, 2019

Report of Independent Registered Public Accounting Firm

To the Sponsor of
     Teucrium Commodity Trust

 Opinion on the financial statements
We have audited the accompanying combined statements of assets and liabilities, including the combined schedules of investments of Teucrium Commodity Trust (a Delaware statutory Trust) (the “Trust”), as of December 31, 2019 and 2018, the related combined statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Trust’s internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 11, 2020 expressed an unqualified opinion.

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
March 11, 2020

 Report of Independent Registered Public Accounting Firm

To the Sponsor of
     Teucrium Commodity Trust

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Teucrium Commodity Trust (a Delaware statutory Trust) (the “Trust”) as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the combined financial statements of the Trust as of and for the year ended December 31, 2019, and our report dated March 11, 2020 expressed an unqualified opinion on those financial statements.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audits included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ GRANT THORNTON LLP

New York, New York
March 11, 2020

TEUCRIUM COMMODITY TRUST
COMBINED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2019	December 31, 2018

Assets
Cash and cash equivalents	$166,081,885	$159,250,322
Interest receivable	250	113
Other assets	9,719	24,455
Equity in trading accounts:
Commodity futures contracts	7,712,856	569,742
Due from broker	4,252	10,972,275
Total equity in trading accounts	7,717,108	11,542,017
Total assets	$173,808,962	$170,816,907

Liabilities
Management fee payable to Sponsor	141,898	135,263
Payable for purchases of commercial paper	-	14,951,548
Other liabilities	38,767	109,342
Equity in trading accounts:
Commodity futures contracts	581,574	5,369,594
Due to broker	5,140,126	-
Total equity in trading accounts	5,721,700	5,369,594
Total liabilities	5,902,365	20,565,747

Net Assets	$167,906,597	$150,251,160

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST
COMBINED SCHEDULE OF INVESTMENTS
December 31, 2019

Description: Assets	Fair Value	Percentage of Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio 1.50% (cost $3,060)	$3,060	0.00%	3,060

			Principal Amount
U.S. Treasury Obligations
U.S. Treasury Bills 1.53% (cost: $6,609,673 due 01/30/2020) (a)(b)	$6,611,271	3.94%	6,619,000

Commercial Paper
Broadcom Inc. 2.01% (cost: $4,984,445 due 01/09/20)	$4,997,778	2.98%	5,000,000
CNH Industrial Capital LLC 2.12% (cost: $4,975,210 due 01/10/20)	4,997,375	2.98	5,000,000
CNH Industrial Capital LLC 1.86% (cost: $4,987,924 due 01/06/20)	4,998,716	2.98	5,000,000
Energy Transfer Operating, L.P. 1.99% (cost: $4,987,626 due 01/31/20)	4,991,750	2.97	5,000,000
FMC Technologies, Inc. 1.93% (cost: $12,440,666 due 02/04/20)	12,477,333	7.43	12,500,000
FMC Technologies, Inc. 2.01% (cost: $4,977,779 due 03/06/20)	4,981,945	2.97	5,000,000
FMC Technologies, Inc. 1.86% (cost: $2,494,476 due 01/02/20)	2,499,872	1.49	2,500,000
General Motors Financial Company, Inc. 2.17% (cost: $2,486,562 due 01/02/20)	2,499,851	1.49	2,500,000
General Motors Financial Company, Inc. 2.15% (cost: $7,461,393 due 01/06/20)	7,497,782	4.47	7,500,000
General Motors Financial Company, Inc. 2.16% (cost: $9,947,094 due 01/15/20)	9,991,678	5.95	10,000,000
Jabil Inc. 2.15% (cost: $2,489,202 due 02/28/20)	2,491,421	1.48	2,500,000
Jabil Inc. 2.03% (cost: $2,488,637 due 02/28/20)	2,491,864	1.48	2,500,000
Royal Caribbean Cruises Ltd. 2.12% (cost: $4,975,500 due 01/09/20)	4,997,666	2.98	5,000,000
Total Commercial Paper (total cost: $69,697,514)	$69,915,031	41.65%
Total Cash Equivalents	$76,529,362	45.59%

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States corn futures contracts
CBOT corn futures MAY20 (1,334 contracts)	$583,610	0.35%	$26,329,825
CBOT corn futures JUL20 (1,126 contracts)	781,445	0.47	22,576,300

United States soybean futures contracts
CBOT soybean futures MAR20 (207 contracts)	345,319	0.21	9,889,425
CBOT soybean futures MAY20 (175 contracts)	247,987	0.15	8,476,563
CBOT soybean futures NOV20 (200 contracts)	338,590	0.20	9,787,500

United States sugar futures contracts
ICE sugar futures MAY20 (284 contracts)	88,865	0.05	4,306,803
ICE sugar futures JUL20 (241 contracts)	223,677	0.13	3,687,107
ICE sugar futures MAR21 (268 contracts)	34,887	0.02	4,316,301

United States wheat futures contracts
CBOT wheat futures MAY20 (650 contracts)	2,113,350	1.26	18,256,875
CBOT wheat futures JUL20 (556 contracts)	892,498	0.53	15,665,300
CBOT wheat futures DEC20 (634 contracts)	2,062,628	1.23	18,314,675
Total commodity futures contracts	$7,712,856	4.60%	$141,606,674

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT corn futures DEC20 (1,308 contracts)	$581,574	0.35%	$26,323,500

Exchange-traded funds*			Shares
Teucrium Corn Fund	$360,286	0.21%	24,308
Teucrium Soybean Fund	371,397	0.22	23,431
Teucrium Sugar Fund	373,786	0.22	53,124
Teucrium Wheat Fund	371,411	0.22	63,637
Total exchange-traded funds (cost $1,908,649)	$1,476,880	0.87%

*The Trust eliminates the shares owned by the Teucrium Agricultural Fund from its combined statements of assets and liabilities due to the fact that these represent holdings of the Underlying Funds owned by the Teucrium Agricultural Fund, which are included as shares outstanding of the Underlying Funds.
(a) Discount yield at the time of purchase inclusive of collateral fees.
(b) The security is held by the broker as collateral for open futures contracts.

The accompanying notes are an integral part of these financial statements.

 TEUCRIUM COMMODITY TRUST
COMBINED SCHEDULE OF INVESTMENTS
December 31, 2018

Description: Assets	Fair Value	Percentage of Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio 2.24% (cost $3,262)	$3,262	0.00%	3,262

			Principal Amount
Commercial Paper
CNH Industrial Capital LLC 2.63% (cost: $9,939,333 due 1/10/2019)	$9,993,500	6.65%	10,000,000
Enable Midstream Partners, LP 2.83% (cost: $2,484,445 due 1/11/2019)	2,498,056	1.66	2,500,000
Enable Midstream Partners, LP 2.98% (cost: $2,488,528 due 1/16/2019)	2,496,927	1.66	2,500,000
Enable Midstream Partners, LP 2.75% (cost: $4,982,938 due 1/10/2019)	4,996,588	3.33	5,000,000
Enable Midstream Partners, LP 3.04% (cost: $9,924,850 due 2/28/2019)	9,951,570	6.62	10,000,000
Enbridge Energy Partners, L.P. 2.96% (cost: $2,490,844 due 1/10/2019)	2,498,169	1.66	2,500,000
Enbridge Energy Partners, L.P. 2.98% (cost: $4,983,612 due 1/15/2019)	4,994,264	3.32	5,000,000
Energy Transfer Operating, L.P. 2.80% (cost: $4,986,486 due 1/4/2019)	4,998,842	3.33	5,000,000
Energy Transfer Operating, L.P. 3.10% (cost: $9,975,269 due 1/31/2019)	9,975,269	6.64	10,000,000
Ford Motor Credit Company LLC 2.63% (cost: $4,967,500 due 1/3/2019)	4,999,278	3.33	5,000,000
Ford Motor Credit Company LLC 2.68% (cost: $4,967,612 due 1/18/2019)	4,993,744	3.32	5,000,000
Ford Motor Credit Company LLC 2.81% (cost: $2,483,783 due 2/6/2019)	2,493,050	1.66	2,500,000
General Motors Financial Company, Inc. 2.83% (cost: $4,976,278 due 3/5/2019)	4,976,278	3.31	5,000,000
Humana Inc. 2.91% (cost: $4,969,200 due 2/11/2019)	4,983,600	3.32	5,000,000
Royal Caribbean Cruises Ltd. 2.73% (cost: $7,483,063 due 1/2/2019)	7,499,427	4.99	7,500,000
Royal Caribbean Cruises Ltd. 2.77% (cost: $4,988,924 due 1/2/2019)	4,999,618	3.33	5,000,000
Total Commercial Paper (total cost: $87,092,665)	$87,348,180	58.13%
Total Cash Equivalents	$87,351,442	58.13%

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

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST
COMBINED STATEMENTS OF OPERATIONS

	Year ended	Year ended	Year ended
	December 31, 2019	December 31, 2018	December 31, 2017
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized loss on commodity futures contracts	$(19,460,504)	$(4,923,623)	$(13,335,506)
Net change in unrealized appreciation (depreciation) on commodity futures contracts	11,931,134	(31,362)	414,818
Interest income	4,081,233	3,533,687	1,755,765
Total loss	(3,448,137)	(1,421,298)	(11,164,923)

Expenses
Management fees	1,674,357	1,687,082	1,540,701
Professional fees	1,191,133	1,589,673	1,476,719
Distribution and marketing fees	2,632,221	3,073,481	2,598,296
Custodian fees and expenses	351,514	350,361	346,295
Business permits and licenses fees	103,438	115,126	93,026
General and administrative expenses	250,644	281,007	273,423
Brokerage commissions	41,273	194,554	158,207
Other expenses	24,204	120,697	94,051
Total expenses	6,268,784	7,411,981	6,580,718

Expenses waived by the Sponsor	(326,705)	(1,227,430)	(1,028,899)

Total expenses, net	5,942,079	6,184,551	5,551,819

Net loss	$(9,390,216)	$(7,605,849)	$(16,716,742)

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST
COMBINED STATEMENTS OF CHANGES IN NET ASSETS

	Year ended	Year ended	Year ended
	December 31, 2019	December 31, 2018	December 31, 2017
Operations
Net loss	$(9,390,216)	$(7,605,849)	$(16,716,742)
Capital transactions
Issuance of Shares	70,773,761	85,028,352	91,549,498
Redemption of Shares	(43,731,253)	(69,545,996)	(85,848,091)
Net change in the cost of the Underlying Funds	3,145	(572,099)	4,900
Total capital transactions	27,045,653	14,910,257	5,706,307

Net change in net assets	17,655,437	7,304,408	(11,010,435)

Net assets, beginning of period	150,251,160	142,946,752	153,957,187

Net assets, end of period	$167,906,597	$150,251,160	$142,946,752

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST
COMBINED STATEMENTS OF CASH FLOWS

	Year ended	Year ended	Year ended
	December 31, 2019	December 31, 2018	December 31, 2017
Cash flows from operating activities:
Net loss	$(9,390,216)	$(7,605,849)	$(16,716,742)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Net change in unrealized (appreciation) depreciation on commodity futures contracts	(11,931,134)	31,362	(414,818)
Changes in operating assets and liabilities:
Due from broker	10,968,023	(984,604)	3,794,945
Interest receivable	(137)	142	453
Other assets	14,736	(17,707)	20,387
Due to broker	5,140,126	-	-
Management fee payable to Sponsor	6,635	10,114	(4,052)
Payable for purchases of commercial paper	(14,951,548)	14,951,548	-
Other liabilities	(70,575)	9,433	83,993
Net cash (used in)/provided by operating activities	(20,214,090)	6,394,439	(13,235,834)

Cash flows from financing activities:
Proceeds from sale of Shares	70,773,761	85,028,352	91,549,498
Redemption of Shares	(43,731,253)	(69,545,996)	(85,848,091)
Net change in cost of the Underlying Funds	3,145	(572,099)	4,900
Net cash provided by financing activities	27,045,653	14,910,257	5,706,307

Net change in cash and cash equivalents	6,831,563	21,304,696	(7,529,527)
Cash and cash equivalents, beginning of period	159,250,322	137,945,626	145,475,153
Cash and cash equivalents, end of period	$166,081,885	$159,250,322	$137,945,626

 The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
December 31, 2019

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

On June 7, 2010, the initial Form S-1 for CORN was declared effective by the U.S. Securities and Exchange Commission (“SEC”). On June 8, 2010, four Creation Baskets for CORN were issued representing 200,000 shares and $5,000,000. CORN began trading on the New York Stock Exchange (“NYSE”) Arca on June 9, 2010. As of December 31, 2019, CORN offered its shares pursuant to a registration statement that was declared effective on April 29, 2019.

On June 13, 2011, the initial Forms S-1 for CANE, SOYB, and WEAT were declared effective by the SEC. On September 16, 2011, two Creation Baskets were issued for each Fund, representing 100,000 shares and $2,500,000, for CANE, SOYB, and WEAT. On September 19, 2011, CANE, SOYB, and WEAT started trading on the NYSE Arca. The current registration statements for CANE and SOYB were declared effective by the SEC on April 30, 2018. The registration statements for SOYB and CANE registered an additional 5,000,000 shares each. The current registration statement for WEAT was declared effective on April 29, 2019. This registration statement for WEAT registered an additional 30,000,000 shares.

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

Note 2 – Principal Contracts and Agreements

The Sponsor employs U.S. Bank N.A. as the Custodian for the Funds. The principal business address for U.S. Bank N.A is 1555 North Rivercenter Drive, Suite 302, Milwaukee, Wisconsin 53212. U.S. Bank N.A. is a Wisconsin state chartered bank subject to regulation by the Board of Governors of the Federal Reserve System and the Wisconsin State Banking Department. The principal address for U.S. Bancorp Fund Services, LLC doing business as U.S. Bank Global Fund Services ("Global Fund Services") is 615 E. Michigan Street, Milwaukee, WI 53202. In addition, effective on the Conversion Date, Global Fund Services, a wholly owned subsidiary of U.S. Bank, commenced serving as administrator for each Fund, performing certain administrative and accounting services and preparing certain SEC reports on behalf of the Funds, and also became the registrar and transfer agent for each Fund’s Shares. For such services, U.S. Bank and Global Fund Services will receive an asset based fee, subject to a minimum annual fee.

For custody services, the Funds will pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to U.S. Bank N.A. 0.06% of average gross assets on the first $250 million, 0.05% on the next $250 million, 0.04% on the next $500 million and 0.03% on the balance over $1 billion annually. A combined minimum annual fee of up to $64,500 for custody, transfer agency, accounting and administrative services is assessed per Fund. These services are recorded in custodian fees and expenses on the combined statements of operations. A summary of these expenses is included below.

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

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Amount Recognized for Custody Services	$351,514	$350,361	$346,295
Amount of Custody Services Waived	$24,397	$82,390	$43,464

Amount Recognized for Distribution Services	$161,317	$172,684	$184,118
Amount of Distribution Services Waived	$7,770	$47,021	$48,147

Amount Recognized for Brokerage Commissions	$41,273	$188,705	$158,207
Amount of Brokerage Commissions Waived	$-	$-	$-

Amount Recognized for Wilmington Trust	$3,300	$3,160	$3,072
Amount of Wilmington Trust Waived	$243	$24	$1,515

Amount Recognized for ETC	$52,850	$-	$-
Amount of ETC Waived	$1,954	$-	$-

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

Revenue Recognition

Commodity futures contracts are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized appreciation or depreciation on commodity futures contracts are reflected in the statements of assets and liabilities as the difference between the original contract amount and the fair market value as of the last business day of the year or as of the last date of the financial statements. Changes in the appreciation or depreciation between periods are reflected in the statements of operations. Interest on cash equivalents and deposits with the Futures Commission Merchant are recognized on the accrual basis. The Funds earn interest on its assets denominated in U.S. dollars on deposit with the Futures Commission Merchant. In addition, the Funds earn interest on funds held at the custodian and at other financial institutions at prevailing market rates for such investments.

Beginning in October 2017, the Sponsor began investing a portion of cash in commercial paper, which is deemed a cash equivalent based on the rating and duration of contracts as described in the notes to the financial statements and reflected in cash and cash equivalents on the combined statements of assets and liabilites and in cash and cash equivalents cash on the combined statements of cash flows. Accretion on these investments are recognized using the effective interest method in U.S. dollars and included in interest income on the combined statements of operations.

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

Brokerage Commissions

Beginning on August 21, 2019, the Sponsor began recognizing the expense for brokerage commissions for futures contract trades on a per-trade basis. Prior to the change, brokerage commissions on all open commodity futures contracts were accrued on the trade date and on a full-turn basis. The below table shows the amounts included on the combined statements of operations as unrealized losses attributed to brokerage commissions as of December 31, 2019, as well as total brokerage commissions paid in 2019 inclusive of this unrealized loss.

	CORN	SOYB	CANE	WEAT	TAGS	TRUST
Unrealized Loss Attributed to Brokerage Commissions	$11,457	$1,742	$1,944	$5,612	$-	$20,755
Total Brokerage Commissions paid including unrealized loss	$81,568	$12,219	$12,776	$41,004	$1	$147,568

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

The Funds are required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Funds file income tax returns in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2016 to 2019, the Funds remain subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Funds recording a tax liability that reduces net assets. Based on their analysis, the Funds have determined that they have not incurred any liability for unrecognized tax benefits as of and for the years ended December 31, 2019, 2018, and 2017. However, the Funds’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Funds recognize interest accrued related to any unrecognized tax benefits and penalties in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the years ended December 31, 2019, 2018 and 2017.

The Funds may be subject to potential examination by U.S. federal, U.S. state, or foreign jurisdictional authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions, and compliance with U.S. federal, U.S. state and foreign tax laws.

Creations and Redemptions

Authorized Purchasers may purchase Creation Baskets from each Fund. The amount of the proceeds required to purchase a Creation Basket will be equal to the NAV of the shares in the Creation Basket determined as of 4:00 p.m. (EST) on the day the order to create the basket is properly received.

Authorized Purchasers may redeem shares from each Fund only in blocks of shares called “Redemption Baskets.” The amount of the redemption proceeds for a Redemption Basket will be equal to the NAV of the shares in the Redemption Basket determined as of 4:00 p.m. (EST) on the day the order to redeem the basket is properly received.

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
SOYB: 50,000 shares representing 2 baskets
CANE: 50,000 shares representing 2 baskets
WEAT: 50,000 shares representing 2 baskets
TAGS: 50,000 shares representing 4 baskets

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with original maturity dates of 90 days or less when acquired. The Trust reported its cash equivalents in the combined statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short term maturities. Each Fund that is a series of the Trust has the balance of its cash equivalents on deposit with financial institutions. The Trust holds a balance in money market funds that is included in cash and cash equivalents on the combined statements of assets and liabilities. Effective in the second quarter 2015, the Sponsor began investing a portion of the available cash for the Funds in alternative demand deposit savings accounts, which are classified as cash and not as cash equivalents. Assets deposited with the bank may, at times, exceed federally insured limits. Effective in the fourth quarter 2017, the Sponsor began investing a portion of the available cash for the Funds in investment grade commercial paper with durations of 90 days or less, which is classified as a cash equivalent and is not FDIC insured. Effective February 2019, the Sponsor began investing a portion of the cash held by the FCM in short term Treasury Bills as collateral for open futures contracts, which is classified as a cash equivalent and is not FDIC insured.

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Money Market Funds	$3,060	$3,262	$3,014
Demand Deposit Savings Accounts	89,552,523	71,898,880	88,012,866
Commercial Paper	69,915,031	87,348,180	49,929,746
Treasury Bills	6,611,271	-	-
Total cash and cash equivalents as presented on the combined Statement of Assets and Liabilities	$166,081,885	$159,250,322	$137,945,626

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

Margin is the minimum amount of funds that must be deposited by a commodity interest trader with the trader’s broker to initiate and maintain an open position in futures contracts. A margin deposit acts to assure the trader’s performance of the futures contracts purchased or sold. Futures contracts are customarily bought and sold on initial margin that represents a relatively small percentage of the aggregate purchase or sales price of the contract. Because of such low margin requirements, price fluctuations occurring in the futures markets may create profits and losses that, in relation to the amount invested, are greater than are customary in other forms of investment or speculation. As discussed below, adverse price changes in a futures contract may result in margin requirements that greatly exceed the initial margin. In addition, the amount of margin required in connection with a particular futures contract is set from time to time by the exchange on which the contract is traded and may be modified from time to time by the exchange during the term of the contract. Brokerage firms, such as the Funds’ clearing brokers, carrying accounts for traders in commodity interest contracts generally require higher amounts of margin as a matter of policy to further protect themselves. Over-the-counter trading generally involves the extension of credit between counterparties, so the counterparties may agree to require the posting of collateral by one or both parties to address credit exposure.

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

Payable/Receivable for Securities Purchased/Sold

Due from/to broker for investments in securities are securities transactions pending settlement. The Trust and the Funds are subject to credit risk to the extent any broker with whom it conducts business is unable to fulfill contractual obligations on its behalf. The management of the Trust and the Funds monitors the financial condition of such brokers and does not anticipate any losses from these counterparties. From inception through September 11, 2019, the principal broker through which the Trust and TAGS can execute securities transactions for TAGS was the Bank of New York Mellon Capital Markets. Effective September 11, 2019, the principal broker through which the Trust and TAGS can execute securities transactions for TAGS is U.S. Bank N.A.

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

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Recognized Related Party Transactions	$1,992,524	$2,674,984	$2,196,388
Waived Related Party Transactions	$137,711	$556,063	$453,736

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

	CORN	SOYB	CANE	WEAT	TAGS	Trust
Year Ended December 31, 2019	$15,639	$96,303	$171,746	$2,500	$40,517	$326,705
Year Ended December 31, 2018	$280,817	$394,591	$268,920	$234,736	$48,366	$1,227,430
Year Ended December 31, 2017	$409,562	$126,489	$129,334	$323,244	$40,270	$1,028,899

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

On December 31, 2019 and 2018, in the opinion of the Trust, the reported value at the close of the market for each commodity contract fairly reflected the value of the futures and no alternative valuations were required. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Funds consider the average volume of the specific underlying futures contracts traded on the relevant exchange for the years being reported.

For the years ended December 31, 2019 and 2018, the Funds did not have any significant transfers between any of the levels of the fair value hierarchy.

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

The FASB issued ASU 2019-01: "Leases (Topic 842): Codification Improvements." These amendments align the guidance for fair value of underlying assets by lessors that are not manufacturers or dealers in Topic 842 with that of existing guidance. The amendments will be effective for fiscal years and interim periods beginning after December 15, 2019 and may be adopted early. The amendments were early adopted for the year ended December 31, 2019; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Funds.

The FASB issued ASU 2018-13: “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. These amendments modify public and private company fair value disclosure requirements. While some disclosures were removed or modified, others were added. The guidance is a result of the FASB’s test of the principals developed to improve the effectiveness of disclosures in the notes to the financial statements. The amendments will be effective for fiscal years and interim periods beginning after December 15, 2019 and may be adopted early. The amendments were early adopted for the year ended December 31, 2019; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Funds.

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

The FASB issued ASU 2017-13, “Revenue Recognition (Topic 605), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments”. The amendment amends the early adoption date option for certain companies related to adoption of ASU No. 2014-09 and ASU No. 2016-02. The SEC staff stated the SEC would not object to a public business entity that otherwise would not meet the definition of a public business entity except for a requirement to include or the inclusion of its financial statements or financial information in another entity’s filing with the SEC adopting ASC Topic 842 for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The amendments were early adopted for the year ended December 31, 2019; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Funds.

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

Note 4 – Fair Value Measurements

The Trust’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Trust’s significant accounting policies in Note 3. The following table presents information about the Trust’s assets and liabilities measured at fair value as of December 31, 2019 and December 31, 2018:

December 31, 2019

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2019
Cash Equivalents	$76,529,362	$-	$-	$76,529,362
Commodity Futures Contracts
Corn futures contracts	1,365,055	-	-	1,365,055
Soybeans futures contracts	931,896	-	-	931,896
Sugar futures contracts	347,429	-	-	347,429
Wheat futures contracts	5,068,476	-	-	5,068,476
Total	$84,242,218	$-	$-	$84,242,218

Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2019
Commodity Futures Contracts
Corn futures contracts	$581,574	$-	$-	$581,574

December 31, 2018

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2018
Cash Equivalents	$87,351,442	$-	$-	$87,351,442
Commodity Futures Contracts
Corn futures contracts	107,363	-	-	107,363
Soybeans futures contracts	228,400	-	-	228,400
Sugar futures contracts	233,979	-	-	233,979
Total	$87,921,184	$-	$-	$87,921,184

Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2018
Commodity Futures Contracts
Corn futures contracts	$1,297,288	$-	$-	$1,297,288
Soybeans futures contracts	39,250	-	-	39,250
Sugar futures contracts	47,656	-	-	47,656
Wheat futures contracts	3,985,400	-	-	3,985,400
Total	$5,369,594	$-	$-	$5,369,594

For the years ended December 31, 2019 and 2018, the Funds did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 4 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Funds utilize derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Funds’ derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Funds are also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the years ended December 31, 2019 and 2018, the Funds invested only in commodity futures contracts specifically related to each Fund.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of December 31, 2019 and 2018.

Offsetting of Financial Assets and Derivative Assets as of December 31, 2019

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Corn futures contracts	$1,365,055	$-	$1,365,055	$581,574	$-	$783,481
Soybeans futures contracts	$931,896	$-	$931,896	$-	$643,808	$288,088
Sugar futures contracts	$347,429	$-	$347,429	$-	$237,908	$109,521
Wheat futures contracts	$5,068,476	$-	$5,068,476	$-	$4,258,410	$810,066

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2019

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity Price
Corn futures contracts	$581,574	$-	$581,574	$581,574	$-	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2018
	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Corn futures contracts	$107,363	$-	$107,363	$107,363	$-	$-
Soybeans futures contracts	$228,400	$-	$228,400	$39,250	$-	$189,150
Sugar futures contracts	$233,979	$-	$233,979	$47,656	$-	$186,323

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2018
	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity Price
Corn futures contracts	$1,297,288	$-	$1,297,288	$107,363	$1,189,925	$-
Soybeans futures contracts	$39,250	$-	$39,250	$39,250	$-	$-
Sugar futures contracts	$47,656	$-	$47,656	$47,656	$-	$-
Wheat futures contracts	$3,985,400	$-	$3,985,400	$-	$3,985,400	$-

The following is a summary of realized and net change in unrealized gains (losses) of the derivative instruments utilized by the Trust:

Year ended December 31, 2019

Primary Underlying Risk	Realized (Loss) Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(9,512,148)	$1,973,406
Soybeans futures contracts	(438,468)	742,746
Sugar futures contracts	113,747	161,106
Wheat futures contracts	(9,623,635)	9,053,876
Total commodity futures contracts	$(19,460,504)	$11,931,134

Year ended December 31, 2018
Primary Underlying Risk	Realized (Loss) Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation or (Depreciation) on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(3,025,313)	$651,638
Soybeans futures contracts	(2,085,438)	637,213
Sugar futures contracts	(2,314,984)	69,137
Wheat futures contracts	2,502,112	(1,389,350)
Total commodity futures contracts	$(4,923,623)	$(31,362)

Year ended December 31, 2017
Primary Underlying Risk	Realized (Loss) Gain on Commodity Futures Contracts	Net Change in Unrealized (Depreciation) or Appreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(5,603,513)	$(380,763)
Soybeans futures contracts	8,425	(793,538)
Sugar futures contracts	(2,435,305)	263,581
Wheat futures contracts	(5,305,113)	1,325,538
Total commodity futures contracts	$(13,335,506)	$414,818

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $167.2 million in 2019, $169.0 million in 2018, and $153.9 million in 2017.

Note 6 - Organizational and Offering Costs

Expenses incurred in organizing of the Trust and the initial offering of the shares, including applicable SEC registration fees, were borne directly by the Sponsor for the Funds and will be borne directly by the Sponsor for any series of the Trust which is not yet operating or will be issued in the future. The Trust will not be obligated to reimburse the Sponsor. The Funds bear their own costs incurred in connection with the registration and offering of additional shares, which include registration fees, legal fees, underwriting fees, and other similar costs.

Note 7 – Detail of the net assets and shares outstanding of the Funds that are a series of the Trust

The following are the net assets and shares outstanding of each Fund that is a series of the Trust and, thus, in total, comprise the combined net assets of the Trust:

December 31, 2019
	Outstanding Shares	Net Assets
Teucrium Corn Fund	5,075,004	$75,220,190
Teucrium Soybean Fund	1,775,004	28,135,131
Teucrium Sugar Fund	1,750,004	12,313,180
Teucrium Wheat Fund	8,950,004	52,236,196
Teucrium Agricultural Fund:	75,002
Net assets including the investment in the Underlying Funds		1,478,780
Less: Investment in the Underlying Funds		(1,476,880)
Net for the Fund in the combined net assets of the Trust		1,900
Total		$167,906,597

December 31, 2018
	Outstanding Shares	Net Assets
Teucrium Corn Fund	3,500,004	$56,379,057
Teucrium Soybean Fund	1,725,004	27,942,017
Teucrium Sugar Fund	1,525,004	10,778,739
Teucrium Wheat Fund	9,275,004	55,149,873
Teucrium Agricultural Fund:
Net assets including the investment in the Underlying Funds	75,002	1,524,760
Less: Investment in the Underlying Funds		(1,523,286)
Net for the Fund in the combined net assets of the Trust		1,474
Total		$150,251,160

The detailed information for the subscriptions and redemptions, and other financial information for each Fund that is a series of the Trust are included in the accompanying financial statements of each Fund.

Note 8 – Subsequent Events

Management has evaluated the financial statements for the year-ended December 31, 2019 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Trust and Funds other than those noted below:

CORN: Nothing to report.

SOYB: Nothing to report.

CANE: The total net assets of the Fund decreased by $3,517,548 or 29% for the period from December 31, 2019 through March 9, 2020. This was driven by a 23% decrease in the shares outstanding and a 7% decrease in the net asset value per share.

WEAT: Nothing to report.

TAGS: Nothing to report.

Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of
     Teucrium Corn Fund

Opinion on the financial statements
We have audited the accompanying statements of assets and liabilities, including the schedules of investments, of Teucrium Corn Fund (the “Fund”), as of December 31, 2019 and 2018, the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Fund’s internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 11, 2020 expressed an unqualified opinion.

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
March 11, 2020

 Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of
     Teucrium Corn Fund

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Teucrium Corn Fund (the “Fund”) as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the financial statements of the Fund as of and for the year ended December 31, 2019, and our report dated March 11, 2020 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

New York, New York
March 11, 2020

TEUCRIUM CORN FUND
STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2019	December 31, 2018

Assets
Cash and cash equivalents	$74,521,123	$58,910,133
Interest receivable	106	7
Other assets	-	6,380
Equity in trading accounts:
Commodity futures contracts	1,365,055	107,363
Due from broker	4,252	3,730,196
Total equity in trading accounts	1,369,307	3,837,559
Total assets	75,890,536	62,754,079

Liabilities
Management fee payable to Sponsor	65,233	51,822
Payable for purchases of commercial paper	-	4,981,957
Other liabilities	23,539	43,955
Equity in trading accounts:
Commodity futures contracts	581,574	1,297,288
Total liabilities	670,346	6,375,022

Net assets	$75,220,190	$56,379,057

Shares outstanding	5,075,004	3,500,004

Shares authorized	10,125,000	12,800,000

Net asset value per share	$14.82	$16.11

Market value per share	$14.80	$16.05

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND
SCHEDULE OF INVESTMENTS
December 31, 2019

Description: Assets	Fair Value	Percentage of Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio 1.50% (cost $102)	$102	0.00%	102

			Principal Amount
U.S. Treasury Obligations
U.S. Treasury Bills 1.53% (cost: $3,263,392 due 01/30/2020) (a)(b)	$3,264,182	4.34%	3,268,000

Commercial Paper
Broadcom Inc. 2.01% (cost: $4,984,445 due 01/09/2020)	$4,997,778	6.65%	5,000,000
CNH Industrial Capital LLC 2.12% (cost: $4,975,210 due 01/10/2020)	4,997,375	6.65	5,000,000
FMC Technologies, Inc. 1.93% (cost: $4,976,267 due 02/04/2020)	4,990,933	6.64	5,000,000
FMC Technologies, Inc. 2.01% (cost: $4,977,779 due 03/06/2020)	4,981,945	6.62	5,000,000
General Motors Financial Company, Inc. 2.17% (cost: $2,486,562 due 01/02/2020)	2,499,851	3.32	2,500,000
General Motors Financial Company, Inc. 2.15% (cost: $2,487,131 due 01/06/2020)	2,499,261	3.32	2,500,000
General Motors Financial Company, Inc. 2.16% (cost: $4,973,547 due 01/15/2020)	4,995,839	6.64	5,000,000
Jabil Inc. 2.15% (cost: $2,489,202 due 02/28/2020)	2,491,421	3.31	2,500,000
Royal Caribbean Cruises Ltd. 2.12% (cost: $2,487,750 due 01/09/2020)	2,498,833	3.32	2,500,000
Total Commercial Paper (cost: $34,837,893)	$34,953,236	46.47%
Total Cash Equivalents	$38,217,520	50.81%

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States corn futures contracts
CBOT corn futures MAY20 (1,334 contracts)	$583,610	0.77%	$26,329,825
CBOT corn futures JUL20 (1,126 contracts)	781,445	1.04	22,576,300
Total commodity futures contracts	$1,365,055	1.81%	$48,906,125

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT corn futures DEC20 (1,308 contracts)	$581,574	0.77%	$26,323,500

(a) Discount yield at the time of purchase inclusive of collateral fees.
(b) The security is held by the broker as collateral for open futures contracts.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND
SCHEDULE OF INVESTMENTS
December 31, 2018

Description: Assets	Fair Value	Percentage of Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio 2.24% (cost $100)	$100	0.00%	100

			Principal Amount
Commercial Paper
CNH Industrial Capital LLC 2.62% (cost: $4,969,667 due 1/10/2019)	$4,996,750	8.86%	5,000,000
Enable Midstream Partners, LP 2.83% (cost: $2,484,445 due 1/11/2019)	2,498,056	4.43	2,500,000
Enable Midstream Partners, LP 2.98% (cost: $2,488,528 due 1/16/2019)	2,496,927	4.43	2,500,000
Enable Midstream Partners, LP 2.75% (cost: $2,491,469 due 1/10/2019)	2,498,294	4.43	2,500,000
Enable Midstream Partners, LP 3.04% (cost: $4,962,425 due 2/28/2019)	4,975,785	8.83	5,000,000
Energy Transfer Operating, L.P. 3.10% (cost: $2,493,817 due 1/31/2019)	2,493,817	4.42	2,500,000
Ford Motor Credit Company LLC 2.63% (cost: $2,483,750 due 1/3/2019)	2,499,639	4.43	2,500,000
Ford Motor Credit Company LLC 2.68% (cost: $2,483,806 due 1/18/2019)	2,496,872	4.43	2,500,000
General Motors Financial Company, Inc. 2.83% (cost: $2,488,139 due 3/5/2019)	2,488,139	4.41	2,500,000
Humana Inc. 2.91% (cost: $2,484,600 due 2/11/2019)	2,491,800	4.42	2,500,000
Royal Caribbean Cruises Ltd. 2.73% (cost: $2,494,354 due 1/2/2019)	2,499,809	4.44	2,500,000
Royal Caribbean Cruises Ltd. 2.77% (cost: $2,494,462 due 1/2/2019)	2,499,809	4.44	2,500,000
Total Commercial Paper (cost: $34,819,462)	$34,935,697	61.97%
Total Cash Equivalents	$34,935,797	61.97%

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States corn futures contracts
CBOT corn futures MAY19 (1,030 contracts)	$107,363	0.19%	$19,724,500

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT corn futures JUL19 (866 contracts)	$348,200	0.62%	$16,919,475
CBOT corn futures DEC19 (993 contracts)	949,088	1.68	19,735,875
Total commodity futures contracts	$1,297,288	2.30%	$36,655,350

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND
STATEMENTS OF OPERATIONS

	Year ended	Year ended	Year ended
	December 31, 2019	December 31, 2018	December 31, 2017
Income
Realized and unrealized (loss) gain on trading of commodity futures contracts:
Realized loss on commodity futures contracts	$(9,512,148)	$(3,025,313)	$(5,603,513)
Net change in unrealized appreciation (depreciation) on commodity futures contracts	1,973,406	651,638	(380,763)
Interest income	1,843,431	1,480,822	778,560
Total loss	(5,695,311)	(892,853)	(5,205,716)

Expenses
Management fees	758,195	704,004	682,674
Professional fees	521,193	540,101	633,381
Distribution and marketing fees	1,148,456	1,164,066	1,177,003
Custodian fees and expenses	156,364	127,477	153,987
Business permits and licenses fees	20,150	22,661	25,251
General and administrative expenses	103,076	108,248	125,534
Brokerage commissions	18,768	91,065	79,700
Other expenses	11,023	43,739	41,406
Total expenses	2,737,225	2,801,361	2,918,936

Expenses waived by the Sponsor	(15,639)	(280,817)	(409,562)

Total expenses, net	2,721,586	2,520,544	2,509,374

Net loss	$(8,416,897)	$(3,413,397)	$(7,715,090)

Net loss per share	$(1.29)	$(0.64)	$(2.02)
Net loss per weighted average share	$(1.72)	$(0.82)	$(2.08)
Weighted average shares outstanding	4,882,196	4,169,662	3,714,045

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND
STATEMENTS OF CHANGES IN NET ASSETS

	Year ended	Year ended	Year ended
	December 31, 2019	December 31, 2018	December 31, 2017
Operations
Net loss	$(8,416,897)	$(3,413,397)	$(7,715,090)
Capital transactions
Issuance of Shares	43,738,918	26,460,193	25,173,968
Redemption of Shares	(16,480,888)	(31,569,218)	(25,770,940)
Total capital transactions	27,258,030	(5,109,025)	(596,972)
Net change in net assets	18,841,133	(8,522,422)	(8,312,062)

Net assets, beginning of period	$56,379,057	$64,901,479	$73,213,541

Net assets, end of period	$75,220,190	$56,379,057	$64,901,479

Net asset value per share at beginning of period	$16.11	$16.75	$18.77

Net asset value per share at end of period	$14.82	$16.11	$16.75

Creation of Shares	2,675,000	1,525,000	1,325,000
Redemption of Shares	1,100,000	1,900,000	1,350,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND
STATEMENTS OF CASH FLOWS

	Year ended	Year ended	Year ended
	December 31, 2019	December 31, 2018	December 31, 2017
Cash flows from operating activities:
Net loss	$(8,416,897)	$(3,413,397)	$(7,715,090)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Net change in unrealized (appreciation) or depreciation on commodity futures contracts	(1,973,406)	(651,638)	380,763
Changes in operating assets and liabilities:
Due from broker	3,725,944	(26,300)	1,960,760
Interest receivable	(99)	66	266
Other assets	6,380	(3,608)	7,679
Management fee payable to Sponsor	13,411	(3,610)	(9,733)
Payable for purchases of commercial paper	(4,981,957)	4,981,957	-
Other liabilities	(20,416)	(3,773)	39,504
Net cash (used in)/provided by operating activities	(11,647,040)	879,697	(5,335,851)

Cash flows from financing activities:
Proceeds from sale of Shares	43,738,918	26,460,193	25,173,968
Redemption of Shares	(16,480,888)	(31,569,218)	(25,770,940)
Net cash provided by/(used in) financing activities	27,258,030	(5,109,025)	(596,972)

Net change in cash and cash equivalents	15,610,990	(4,229,328)	(5,932,823)
Cash and cash equivalents, beginning of period	58,910,133	63,139,461	69,072,284
Cash and cash equivalents, end of period	$74,521,123	$58,910,133	$63,139,461

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
December 31, 2019

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

On June 7, 2010, the initial Form S-1 for CORN was declared effective by the U.S. Securities and Exchange Commission (“SEC”). On June 8, 2010, four Creation Baskets for CORN were issued representing 200,000 shares and $5,000,000. CORN began trading on the New York Stock Exchange (“NYSE”) Arca on June 9, 2010. The current registration statement for CORN was declared effective by the SEC on April 29, 2019.

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

Note 2 – Principal Contracts and Agreements

The Sponsor employs U.S. Bank N.A. as the Custodian for the Funds. The principal business address for U.S. Bank N.A is 1555 North Rivercenter Drive, Suite 302, Milwaukee, Wisconsin 53212. U.S. Bank N.A. is a Wisconsin state chartered bank subject to regulation by the Board of Governors of the Federal Reserve System and the Wisconsin State Banking Department. The principal address for U.S. Bancorp Fund Services, LLC doing business as U.S. Bank Global Fund Services ("Global Fund Services") is 615 E. Michigan Street, Milwaukee, WI 53202. In addition, effective on the Conversion Date, Global Fund Services, a wholly owned subsidiary of U.S. Bank, commenced serving as administrator for each Fund, performing certain administrative and accounting services and preparing certain SEC reports on behalf of the Funds, and also became the registrar and transfer agent for each Fund’s Shares. For such services, U.S. Bank and Global Fund Services will receive an asset based fee, subject to a minimum annual fee.

For custody services, the Funds will pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to U.S. Bank N.A. 0.06% of average gross assets on the first $250 million, 0.05% on the next $250 million, 0.04% on the next $500 million and 0.03% on the balance over $1 billion annually. A combined minimum annual fee of up to $64,500 for custody, transfer agency, accounting and administrative services is assessed per Fund. These services are recorded in custodian fees and expenses on the statements of operations. A summary of these expenses is included below.

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

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Amount Recognized for Custody Services	$156,364	$127,477	$153,987
Amount of Custody Services Waived	$-	$762	$11,607

Amount Recognized for Distribution Services	$71,723	$64,527	$81,940
Amount of Distribution Services Waived	$-	$12,840	$20,150

Amount Recognized for Brokerage Commissions	$18,768	$91,065	$79,700
Amount of Brokerage Commissions Waived	$-	$-	$-

Amount Recognized for Wilmington Trust	$1,688	$1,124	$1,311
Amount of Wilmington Trust Waived	$-	$-	$1,311

Amount Recognized for ETC	$25,517	$-	$-
Amount of ETC Waived	$-	$-	$-

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as detailed in the Financial Accounting Standards Board’s Accounting Standards Codification.

Revenue Recognition

Commodity futures contracts are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized appreciation or depreciation on commodity futures contracts are reflected in the statements of assets and liabilities as the difference between the original contract amount and the fair market value as of the last business day of the year or as of the last date of the financial statements. Changes in the appreciation or depreciation between periods are reflected in the statements of operations. Interest on cash equivalents and deposits with the Futures Commission Merchant are recognized on the accrual basis. The Fund earns interest on its assets denominated in U.S. dollars on deposit with the Futures Commission Merchant. In addition, the Fund earns interest on funds held at the custodian and at other financial institutions at prevailing market rates for such investments.

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

Brokerage Commissions

Beginning on August 21, 2019, the Sponsor began recognizing the expense for brokerage commissions for futures contract trades on a per-trade basis. Prior to the change, brokerage commissions on all open commodity futures contracts were accrued on the trade date and on a full-turn basis. The below table shows the amounts included on the statements of operations as unrealized losses attributed to brokerage commissions as of December 31, 2019, as well as total brokerage commissions paid in 2019 inclusive of this unrealized loss.

CORN
Unrealized Loss Attributed to Brokerage Commissions	$11,457
Total Brokerage Commissions paid including unrealized loss	$81,568

Income Taxes

For United States federal income tax purposes, the Fund will be treated as a partnership. The Fund does not record a provision for income taxes because the shareholders report their share of the Fund’s income or loss on their income tax returns. The financial statements reflect the Fund’s transactions without adjustment, if any, required for income tax purposes.

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2016 to 2019, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of and for the years ended December 31, 2019, 2018, and 2017. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund will recognize interest accrued related to any unrecognized tax benefits and penalties in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the years ended December 31, 2019, 2018, and 2017.

The Fund may be subject to potential examination by U.S. federal, U.S. state, or foreign jurisdictional authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions, and compliance with U.S. federal, U.S. state and foreign tax laws.

Creations and Redemptions

Authorized Purchasers may purchase Creation Baskets consisting of 25,000 shares from CORN. The amount of the proceeds required to purchase a Creation Basket will be equal to the NAV of the shares in the Creation Basket determined as of 4:00 p.m. (EST) on the day the order to create the basket is properly received.

Authorized Purchasers may redeem shares from the Fund only in blocks of 25,000 shares called “Redemption Baskets.” The amount of the redemption proceeds for a Redemption Basket will be equal to the NAV of the shares in the Redemption Basket determined as of 4:00 p.m. (EST) on the day the order to redeem the basket is properly received.

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

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with original maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short term maturities. Each Fund that is a series of the Trust has the balance of its cash equivalents on deposit with financial institutions. The Trust holds a balance in money market funds that is included in cash and cash equivalents on the statements of assets and liabilities. Effective in the second quarter 2015, the Sponsor began investing a portion of the available cash for the Funds in alternative demand deposit savings accounts, which are classified as cash and not as cash equivalents. Assets deposited with the bank may, at times, exceed federally insured limits. Effective in the fourth quarter 2017, the Sponsor began investing a portion of the available cash for the Funds in investment grade commercial paper with durations of 90 days or less, which is classified as a cash equivalent and is not FDIC insured. Effective February 2019, the Sponsor began investing a portion of the cash held by the FCM in short term Treasury Bills as collateral for open futures contracts, which is classified as a cash equivalent and is not FDIC insured.

	December 31, 2019	December 31, 2018	December 31, 2017
Money Market Funds	$102	$100	$170
Demand Deposit Savings Accounts	36,303,603	23,974,336	38,174,418
Commercial Paper	34,953,236	34,935,697	24,964,873
Treasury Bills	3,264,182	-	-
Total cash and cash equivalents as presented on the Statement of Assets and Liabilities	$74,521,123	$58,910,133	$63,139,461

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

Margin is the minimum amount of funds that must be deposited by a commodity interest trader with the trader’s broker to initiate and maintain an open position in futures contracts. A margin deposit acts to assure the trader’s performance of the futures contracts purchased or sold. Futures contracts are customarily bought and sold on initial margin that represents a relatively small percentage of the aggregate purchase or sales price of the contract. Because of such low margin requirements, price fluctuations occurring in the futures markets may create profits and losses that, in relation to the amount invested, are greater than are customary in other forms of investment or speculation. As discussed below, adverse price changes in a futures contract may result in margin requirements that greatly exceed the initial margin. In addition, the amount of margin required in connection with a particular futures contract is set from time to time by the exchange on which the contract is traded and may be modified from time to time by the exchange during the term of the contract. Brokerage firms, such as the Fund’s clearing brokers, carrying accounts for traders in commodity interest contracts generally require higher amounts of margin as a matter of policy to further protect themselves. Over-the-counter trading generally involves the extension of credit between counterparties, so the counterparties may agree to require the posting of collateral by one or both parties to address credit exposure.

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

Calculation of Net Asset Value

The Fund’s NAV is calculated by:

●
Taking the current market value of its total assets and
●
Subtracting any liabilities

The administrator, Global Fund Services, calculates the NAV of the Fund once each trading day. It calculates the NAV as of the earlier of the close of the NYSE or 4:00 p.m. (EST). The NAV for a particular trading day is released after 4:15 p.m. (EST).

In determining the value of Corn Futures Contracts, the administrator uses the CBOT closing price. The administrator determines the value of all other Fund investments as of the earlier of the close of the NYSE or 4:00 p.m. (EST). The value of over-the-counter corn interests is determined based on the value of the commodity or futures contract underlying such corn interest, except that a fair value may be determined if the Sponsor believes that the Fund is subject to significant credit risk relating to the counterparty to such corn interest. For purposes of financial statements and reports, the Sponsor will recalculate the NAV where necessary to reflect the “fair value” of a Futures Contract when the Futures Contract closes at its price fluctuation limit for the day. Treasury securities held by the Fund are valued by the administrator using values received from recognized third-party vendors and dealer quotes. NAV includes any unrealized profit or loss on open corn interests and any other income or expense accruing to the Fund but unpaid or not received by the Fund.

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

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Recognized Related Party Transactions	$858,901	$1,004,019	$998,194
Waived Related Party Transactions	$14,500	$157,258	$215,815

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

CORN
Year Ended December 31, 2019	$15,639
Year Ended December 31, 2018	$280,817
Year Ended December 31, 2017	$409,562

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

On December 31, 2019 and 2018, in the opinion of the Trust and the Fund, the reported value of the Corn Futures Contracts traded on the CBOT fairly reflected the value of the Corn Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the years being reported.

For the years ended December 31, 2019 and 2018, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

The FASB issued ASU 2019-01: "Leases (Topic 842): Codification Improvements." These amendments align the guidance for fair value of underlying assets by lessors that are not manufacturers or dealers in Topic 842 with that of existing guidance. The amendments will be effective for fiscal years and interim periods beginning after December 15, 2019 and may be adopted early. The amendments were early adopted for the year ended December 31, 2019; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2018-13: “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. These amendments modify public and private company fair value disclosure requirements. While some disclosures were removed or modified, others were added. The guidance is a result of the FASB’s test of the principals developed to improve the effectiveness of disclosures in the notes to the financial statements. The amendments will be effective for fiscal years and interim periods beginning after December 15, 2019 and may be adopted early. The amendments were early adopted for the year ended December 31, 2019; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

The FASB issued ASU 2017-13, “Revenue Recognition (Topic 605), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments”. The amendment amends the early adoption date option for certain companies related to adoption of ASU No. 2014-09 and ASU No. 2016-02. The SEC staff stated the SEC would not object to a public business entity that otherwise would not meet the definition of a public business entity except for a requirement to include or the inclusion of its financial statements or financial information in another entity’s filing with the SEC adopting ASC Topic 842 for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The amendments were early adopted for the year ended December 31, 2019; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of December 31, 2019 and December 31, 2018:

December 31, 2019

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2019
Cash Equivalents	$38,217,520	$-	$-	$38,217,520
Corn Futures Contracts	1,365,055	-	-	1,365,055
Total	$39,582,575	$-	$-	$39,582,575

Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2019
Corn Futures Contracts	$581,574	$-	$-	$581,574

December 31, 2018

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2018
Cash Equivalents	$34,935,797	$-	$-	$34,935,797
Corn Futures Contracts	107,363	-	-	107,363
Total	$35,043,160	$-	$-	$35,043,160

Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2018
Corn Futures Contracts	$1,297,288	$-	$-	$1,297,288

For the years ended December 31, 2019 and 2018, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy

Note 5 - Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the years ended December 31, 2019 and 2018, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of December 31, 2019 and 2018.

Offsetting of Financial Assets and Derivative Assets as of December 31, 2019

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Corn futures contracts	$1,365,055	$-	$1,365,055	$581,574	$-	$783,481

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2019

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity Price
Corn futures contracts	$581,574	$-	$581,574	$581,574	$-	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2018

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Corn futures contracts	$107,363	$-	$107,363	$107,363	-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2018

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity Price
Corn futures contracts	$1,297,288	$-	$1,297,288	$107,363	1,189,925	$-

The following is a summary of realized and net change in unrealized gains (losses) of the derivative instruments utilized by the Fund:

Year ended December 31, 2019

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(9,512,148)	$1,973,406

Year ended December 31, 2018

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(3,025,313)	$651,638

Year ended December 31, 2017

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(5,603,513)	$(380,763)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $76.3 million in 2019, $69.7 million in 2018, and $67.5 million in 2017.

Note 6 - Financial Highlights

The following table presents per share performance data and other supplemental financial data for the years ended December 31, 2019, 2018 and 2017. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Year ended	Year ended	Year ended
	December 31, 2019	December 31, 2018	December 31, 2017
Per Share Operation Performance
Net asset value at beginning of period	$16.11	$16.75	$18.77
Income (loss) from investment operations:
Investment income	0.38	0.35	0.21
Net realized and unrealized loss on commodity futures contracts	(1.11)	(0.39)	(1.55)
Total expenses, net	(0.56)	(0.60)	(0.68)
Net decrease in net asset value	(1.29)	(0.64)	(2.02)
Net asset value at end of period	$14.82	$16.11	$16.75
Total Return	(7.99)%	(3.82)%	(10.76)%
Ratios to Average Net Assets (Annualized)
Total expenses	3.61%	3.98%	4.28%
Total expenses, net	3.59%	3.58%	3.68%
Net investment loss	(1.16)%	(1.48)%	(2.54)%

The financial highlights per share data are calculated consistent with the methodology used to calculate asset-based fees and expenses.

Note 7 – Quarterly Financial Data (Unaudited)

The following summarized quarterly financial information presents the results of operations for the Teucrium Corn Fund and other data for three-month periods ended March 31, June 30, September 30 and December 31, 2019 and 2018.

	Three months ended	Three months ended	Three months ended	Three months ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Total Income (Loss)	$(2,641,781)	$4,818,848	$(6,305,081)	$(1,567,297)
Total Expenses	510,239	682,968	814,454	729,564
Total Expenses, net	504,600	682,968	804,454	729,564
Net Income (Loss)	$(3,146,381)	$4,135,880	$(7,109,535)	$(2,296,861)
Net Income (Loss) per share	$(0.89)	$1.18	$(1.18)	$(0.40)

	Three months ended	Three months ended	Three months ended	Three months ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Total Income (Loss)	$5,507,209	$(6,465,079)	$(1,727,463)	$1,792,478
Total Expenses	670,883	754,733	683,626	692,119
Total Expenses, net	630,201	656,692	651,503	582,148
Net Income (Loss)	$4,877,008	$(7,121,771)	$(2,378,966)	$1,210,330
Net Income (Loss) per share	$1.24	$(1.56)	$(0.59)	$(1.49)

Note 8 - Organizational and Offering Costs

Expenses incurred in organizing of the Trust and the initial offering of the Shares of the Fund, including applicable SEC registration fees were borne directly by the Sponsor. The Fund is not obligated to reimburse these costs to the Sponsor. The Fund bears its own costs incurred in connection with the registration and offering of additional shares, which include registration fees, legal fees, underwriting fees and other similar costs.

Note 9 – Subsequent Events

Management has evaluated the financial statements for the year ended December 31, 2019 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Trust and Funds.

Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of
     Teucrium Soybean Fund

 Opinion on the financial statements
We have audited the accompanying statements of assets and liabilities, including the schedules of investments, of Teucrium Soybean Fund (the “Fund”), as of December 31, 2019 and 2018, the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Fund’s internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 11, 2020 expressed an unqualified opinion.

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
March 11, 2020

 Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of
     Teucrium Soybean Fund

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Teucrium Soybean Fund (the “Fund”) as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the financial statements of the Fund as of and for the year ended December 31, 2019, and our report dated March 11, 2020 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

New York, New York
March 11, 2020

 TEUCRIUM SOYBEAN FUND
STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2019	December 31, 2018

Assets
Cash and cash equivalents	$27,874,691	$26,774,939
Interest receivable	42	4
Other assets	4,370	-
Equity in trading accounts:
Commodity futures contracts	931,896	228,400
Due from broker	-	1,022,182
Total equity in trading accounts	931,896	1,250,582
Total assets	28,810,999	28,025,525

Liabilities
Management fee payable to Sponsor	23,139	24,973
Other liabilities	8,921	19,285
Equity in trading accounts:
Commodity futures contracts	-	39,250
Due to broker	643,808	-
Total equity in trading accounts	643,808	39,250
Total liabilities	675,868	83,508

Net assets	$28,135,131	$27,942,017

Shares outstanding	1,775,004	1,725,004

Shares authorized	9,700,000	10,350,000

Net asset value per share	$15.85	$16.20

Market value per share	$15.83	$16.18

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND
SCHEDULE OF INVESTMENTS
December 31, 2019

Description: Assets	Fair Value	Percentage of Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio 1.50% (cost $103)	$103	0.00%	103

			Principal Amount
U.S. Treasury Obligations
U.S. Treasury Bills 1.53% (cost: $714,992 due 01/30/2020) (a)(b)	$715,165	2.54%	716,000

Commercial Paper
General Motors Financial Company, Inc. 2.15% (cost: $2,487,131 due 01/06/2020)	$2,499,260	8.88%	2,500,000
FMC Technologies, Inc. 1.93% (cost: $2,488,133 due 02/04/2020)	2,495,467	8.87	2,500,000
CNH Industrial Capital LLC 1.86% (cost: $2,493,962 due 01/06/2020)	2,499,358	8.89	2,500,000
Jabil Inc. 2.03% (cost: $2,488,637 due 02/28/2020)	2,491,864	8.86	2,500,000
Energy Transfer Operating, L.P. 1.99% (cost: $2,493,813 due 01/31/2020)	2,495,875	8.87	2,500,000
Total Commercial Paper (cost: $12,451,676)	$12,481,824	44.37%
Total Cash Equivalents	$13,197,092	46.91%

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures MAR20 (207 contracts)	$345,319	1.23%	$9,889,425
CBOT soybean futures MAY20 (175 contracts)	247,987	0.88	8,476,563
CBOT soybean futures NOV20 (200 contracts)	338,590	1.20	9,787,500
Total commodity futures contracts	$931,896	3.31%	$28,153,488

(a) Discount yield at the time of purchase inclusive of collateral fees.
(b) The security is held by the broker as collateral for open futures contracts.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND
SCHEDULE OF INVESTMENTS
December 31, 2018

Description: Assets	Fair Value	Percentage of Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio 2.24% (cost $100)	$100	0.00%	100

			Principal Amount
Commercial Paper
CNH Industrial Capital LLC 2.63% (cost: $2,484,833 due 1/10/2019)	$2,498,375	8.94%	2,500,000
Enbridge Energy Partners, L.P. 2.96% (cost: $2,490,844 due 1/10/2019)	2,498,169	8.94	2,500,000
Energy Transfer Operating, L.P. 2.80% (cost: $4,986,486 due 1/4/2019)	4,998,842	17.89	5,000,000
Enbridge Energy Partners, L.P. 2.98% (cost: $2,491,806 due 1/15/2019)	2,497,132	8.94	2,500,000
Total Commercial Paper (cost: $12,453,969)	$12,492,518	44.71%
Total Cash Equivalents	$12,492,618	44.71%

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures MAR19 (218 contracts)	$228,400	0.82%	$9,755,500

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures MAY19 (185 contracts)	$35,688	0.13%	$8,396,688
CBOT soybean futures NOV19 (209 contracts)	3,562	0.01	9,773,363
Total commodity futures contracts	$39,250	0.14%	$18,170,051

  The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND
STATEMENTS OF OPERATIONS

	Year ended	Year ended	Year ended
	December 31, 2019	December 31, 2018	December 31, 2017
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized (loss) gain on commodity futures contracts	$(438,468)	$(2,085,438)	$8,425
Net change in unrealized appreciation or (depreciation) on commodity futures contracts	742,746	637,213	(793,538)
Interest income	677,163	460,170	152,945
Total income (loss)	981,441	(988,055)	(632,168)

Expenses
Management fees	278,152	212,287	133,058
Professional fees	193,574	271,612	179,081
Distribution and marketing fees	492,175	516,337	209,915
Custodian fees and expenses	66,109	60,879	28,109
Business permits and licenses fees	19,578	30,179	17,505
General and administrative expenses	48,352	42,615	24,282
Brokerage commissions	4,193	15,780	8,462
Other expenses	2,812	21,704	9,689
Total expenses	1,104,945	1,171,393	610,101

Expenses waived by the Sponsor	(96,303)	(394,591)	(126,489)

Total expenses, net	1,008,642	776,802	483,612

Net loss	$(27,201)	$(1,764,857)	$(1,115,780)

Net loss per share	$(0.35)	$(1.65)	$(1.23)
Net loss per weighted average share	$(0.02)	$(1.40)	$(1.55)
Weighted average shares outstanding	1,784,251	1,261,579	717,607

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND
STATEMENTS OF CHANGES IN NET ASSETS

	Year ended	Year ended	Year ended
	December 31, 2019	December 31, 2018	December 31, 2017
Operations
Net loss	$(27,201)	$(1,764,857)	$(1,115,780)
Capital transactions
Issuance of Shares	9,627,010	26,403,162	20,374,923
Redemption of Shares	(9,406,695)	(6,960,313)	(21,877,218)
Total capital transactions	220,315	19,442,849	(1,502,295)
Net change in net assets	193,114	17,677,992	(2,618,075)

Net assets, beginning of period	$27,942,017	$10,264,025	$12,882,100

Net assets, end of period	$28,135,131	$27,942,017	$10,264,025

Net asset value per share at beginning of period	$16.20	$17.85	$19.08

Net asset value per share at end of period	$15.85	$16.20	$17.85

Creation of Shares	650,000	1,575,000	1,100,000
Redemption of Shares	600,000	425,000	1,200,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND
STATEMENTS OF CASH FLOWS

	Year ended	Year ended	Year ended
	December 31, 2019	December 31, 2018	December 31, 2017
Cash flows from operating activities:
Net loss	$(27,201)	$(1,764,857)	$(1,115,780)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) or depreciation on commodity futures contracts	(742,746)	(637,213)	793,538
Changes in operating assets and liabilities:
Due from broker	1,022,182	(232,546)	(618,663)
Interest receivable	(38)	18	16
Other assets	(4,370)	1,839	2,265
Due to broker	643,808	-	-
Management fee payable to Sponsor	(1,834)	12,862	220
Other liabilities	(10,364)	9,802	4,885
Net cash provided by/(used in) operating activities	879,437	(2,610,095)	(933,519)

Cash flows from financing activities:
Proceeds from sale of Shares	9,627,010	26,403,162	20,374,923
Redemption of Shares	(9,406,695)	(6,960,313)	(21,877,218)
Net cash provided by/(used in) financing activities	220,315	19,442,849	(1,502,295)

Net change in cash and cash equivalents	1,099,752	16,832,754	(2,435,814)
Cash and cash equivalents, beginning of period	26,774,939	9,942,185	12,377,999
Cash and cash equivalents, end of period	$27,874,691	$26,774,939	$9,942,185

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
December 31, 2019

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

On June 13, 2011, the initial Form S-1 for SOYB was declared effective by the SEC. On September 16, 2011, two Creation Baskets were issued representing 100,000 shares and $2,500,000. On September 19, 2011, SOYB started trading on the NYSE Arca. The current registration statements for SOYB was declared effective by the SEC on April 30, 2018. The registration statements for SOYB registered an additional 5,000,000 shares.

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

Note 2 – Principal Contracts and Agreements

The Sponsor employs U.S. Bank N.A. as the Custodian for the Funds. The principal business address for U.S. Bank N.A is 1555 North Rivercenter Drive, Suite 302, Milwaukee, Wisconsin 53212. U.S. Bank N.A. is a Wisconsin state chartered bank subject to regulation by the Board of Governors of the Federal Reserve System and the Wisconsin State Banking Department. The principal address for U.S. Bancorp Fund Services, LLC doing business as U.S. Bank Global Fund Services ("Global Fund Services") is 615 E. Michigan Street, Milwaukee, WI 53202. In addition, effective on the Conversion Date, Global Fund Services, a wholly owned subsidiary of U.S. Bank, commenced serving as administrator for each Fund, performing certain administrative and accounting services and preparing certain SEC reports on behalf of the Funds, and also became the registrar and transfer agent for each Fund’s Shares. For such services, U.S. Bank and Global Fund Services will receive an asset based fee, subject to a minimum annual fee.

For custody services, the Funds will pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to U.S. Bank N.A. 0.06% of average gross assets on the first $250 million, 0.05% on the next $250 million, 0.04% on the next $500 million and 0.03% on the balance over $1 billion annually. A combined minimum annual fee of up to $64,500 for custody, transfer agency, accounting and administrative services is assessed per Fund. These services are recorded in custodian fees and expenses on the statements of operations. A summary of these expenses is included below.

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

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Amount Recognized for Custody Services	$66,109	$60,879	$28,109
Amount of Custody Services Waived	$12,828	$28,904	$4,574

Amount Recognized for Distribution Services	$30,189	$29,079	$15,730
Amount of Distribution Services Waived	$-	$14,542	$6,932

Amount Recognized for Brokerage Commissions	$4,193	$15,780	$8,462
Amount of Brokerage Commissions Waived	$-	$-	$-

Amount Recognized for Wilmington Trust	$533	$711	$204
Amount of Wilmington Trust Waived	$-	$-	$204

Amount Recognized for ETC	$9,385	$-	$-
Amount of ETC Waived	$-	$-	$-

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

Beginning in February 2018, the Sponsor began investing a portion of cash in commercial paper, which is deemed a cash equivalent based on the rating and duration of contracts as described in the notes to the financial statements and reflected in cash and cash equivalents on the statements of assets and liabilities and in cash and cash equivalents on the statements of cash flows. Accretion on these investments are recognized using the effective interest method in U.S. dollars and included in interest income on the statements of operations.

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

Brokerage Commissions

Beginning on August 21, 2019, the Sponsor began recognizing the expense for brokerage commissions for futures contract trades on a per-trade basis. Prior to the change, brokerage commissions on all open commodity futures contracts were accrued on the trade date and on a full-turn basis. The below table shows the amounts included on the statements of operations as unrealized losses attributed to brokerage commissions as of December 31, 2019, as well as total brokerage commissions paid in 2019 inclusive of this unrealized loss.

SOYB
Unrealized Loss Attributed to Brokerage Commissions	$1,742
Total Brokerage Commissions paid including unrealized loss	$12,219

Income Taxes

For United States federal income tax purposes, the Fund will be treated as a partnership. The Fund does not record a provision for income taxes because the shareholders report their share of the Fund’s income or loss on their income tax returns. The financial statements reflect the Fund’s transactions without adjustment, if any, required for income tax purposes.

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2016 to 2019, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of and for the years ended December 31, 2019, 2018, and 2017. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund will recognize interest accrued related to any unrecognized tax benefits and penalties in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the years ended December 31, 2019, 2018 and 2017.

The Fund may be subject to potential examination by U.S. federal, U.S. state, or foreign jurisdictional authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions, and compliance with U.S. federal, U.S. state and foreign tax laws.

Creations and Redemptions

Authorized Purchasers may purchase Creation Baskets consisting of 25,000 shares from the Fund. The amount of the proceeds required to purchase a Creation Basket will be equal to the NAV of the shares in the Creation Basket determined as of 4:00 p.m. (EST) on the day the order to create the basket is properly received.

Authorized Purchasers may redeem shares from the Fund only in blocks of 25,000 shares called “Redemption Baskets.” The amount of the redemption proceeds for a Redemption Basket will be equal to the NAV of the shares in the Redemption Basket determined as of 4:00 p.m. (EST) on the day the order to redeem the basket is properly received.

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

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with original maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short term maturities. Each Fund that is a series of the Trust has the balance of its cash equivalents on deposit with financial institutions. The Trust holds a balance in money market funds that is included in cash and cash equivalents on the statements of assets and liabilities. Effective in the second quarter 2015, the Sponsor began investing a portion of the available cash for the Funds in alternative demand deposit savings accounts, which are classified as cash and not as cash equivalents. Assets deposited with the bank may, at times, exceed federally insured limits. Effective in the first quarter 2018, the Sponsor began investing a portion of the available cash for the Funds in investment grade commercial paper with durations of 90 days or less, which is classified as a cash equivalent and is not FDIC insured. Effective February 2019, the Sponsor began investing a portion of the cash held by the FCM in short term Treasury Bills as collateral for open futures contracts, which is classified as a cash equivalent and is not FDIC insured.

	December 31, 2019	December 31, 2018	December 31, 2017
Money Market Funds	$103	$100	$100
Demand Deposit Savings Accounts	14,677,599	14,282,321	9,942,085
Commercial Paper	12,481,824	12,492,518	-
Treasury Bills	715,165	-	-
Total cash and cash equivalents as presented on the Statement of Assets and Liabilities	$27,874,691	$26,774,939	$9,942,185

Due from/to Broker

The amount recorded by the Fund for the amount due from and to the clearing broker includes, but is not limited to, cash held by the broker, amounts payable to the clearing broker related to open transactions and payables for commodities futures accounts liquidating to an equity balance on the clearing broker’s records.

Margin is the minimum amount of funds that must be deposited by a commodity interest trader with the trader’s broker to initiate and maintain an open position in futures contracts. A margin deposit acts to assure the trader’s performance of the futures contracts purchased or sold. Futures contracts are customarily bought and sold on initial margin that represents a relatively small percentage of the aggregate purchase or sales price of the contract. Because of such low margin requirements, price fluctuations occurring in the futures markets may create profits and losses that, in relation to the amount invested, are greater than are customary in other forms of investment or speculation. As discussed below, adverse price changes in a futures contract may result in margin requirements that greatly exceed the initial margin. In addition, the amount of margin required in connection with a particular futures contract is set from time to time by the exchange on which the contract is traded and may be modified from time to time by the exchange during the term of the contract. Brokerage firms, such as the Fund’s clearing brokers, carrying accounts for traders in commodity interest contracts generally require higher amounts of margin as a matter of policy to further protect themselves. Over-the-counter trading generally involves the extension of credit between counterparties, so the counterparties may agree to require the posting of collateral by one or both parties to address credit exposure.

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

Calculation of Net Asset Value

The Fund’s NAV is calculated by:

●
Taking the current market value of its total assets and
●
Subtracting any liabilities

The administrator, Fund Services, calculates the NAV of the Fund once each trading day. It calculates the NAV as of the earlier of the close of the NYSE or 4:00 p.m. (EST). The NAV for a particular trading day is released after 4:15 p.m. (EST).

In determining the value of Soybean Futures Contracts, the administrator uses the CBOT closing price. The administrator determines the value of all other Fund investments as of the earlier of the close of the NYSE or 4:00 p.m. (EST). The value of over-the-counter soybean interests is determined based on the value of the commodity or futures contract underlying such soybean interest, except that a fair value may be determined if the Sponsor believes that the Fund is subject to significant credit risk relating to the counterparty to such soybean interest. For purposes of financial statements and reports, the Sponsor will recalculate the NAV where necessary to reflect the “fair value” of a Futures Contract when the Futures Contract closes at its price fluctuation limit for the day. Treasury securities held by the Fund are valued by the administrator using values received from recognized third-party vendors and dealer quotes. NAV includes any unrealized profit or loss on open soybean interests and any other income or expense accruing to the Fund but unpaid or not received by the Fund.

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

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Recognized Related Party Transactions	$379,031	$444,365	$183,076
Waived Related Party Transactions	$31,537	$192,822	$45,597

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

SOYB
Year Ended December 31, 2019	$96,303
Year Ended December 31, 2018	$394,591
Year Ended December 31, 2017	$126,489

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

On December 31, 2019 and 2018, in the opinion of the Trust and the Fund, the reported value of the Soybean Futures Contracts traded on the CBOT fairly reflected the value of the Soybean Futures Contracts held by the Fund, with no adjustments necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the years being reported.

For the years ended December 31, 2019 and 2018, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

The FASB issued ASU 2019-01: "Leases (Topic 842): Codification Improvements." These amendments align the guidance for fair value of underlying assets by lessors that are not manufacturers or dealers in Topic 842 with that of existing guidance. The amendments will be effective for fiscal years and interim periods beginning after December 15, 2019 and may be adopted early. The amendments were early adopted for the year ended December 31, 2019; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2018-13: “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. These amendments modify public and private company fair value disclosure requirements. While some disclosures were removed or modified, others were added. The guidance is a result of the FASB’s test of the principals developed to improve the effectiveness of disclosures in the notes to the financial statements. The amendments will be effective for fiscal years and interim periods beginning after December 15, 2019 and may be adopted early. The amendments were early adopted for the year ended December 31, 2019; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

The FASB issued ASU 2017-13, “Revenue Recognition (Topic 605), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments”. The amendment amends the early adoption date option for certain companies related to adoption of ASU No. 2014-09 and ASU No. 2016-02. The SEC staff stated the SEC would not object to a public business entity that otherwise would not meet the definition of a public business entity except for a requirement to include or the inclusion of its financial statements or financial information in another entity’s filing with the SEC adopting ASC Topic 842 for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The amendments were early adopted for the year ended December 31, 2019; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of December 31, 2019 and December 31, 2018:

December 31, 2019

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2019
Cash Equivalents	$13,197,092	$-	$-	$13,197,092
Soybeans futures contracts	931,896	-	-	931,896
Total	$14,128,988	$-	$-	$14,128,988

December 31, 2018

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2018
Cash Equivalents	$12,492,618	$-	$-	$12,492,618
Soybeans futures contracts	228,400	-	-	228,400
Total	$12,721,018	$-	$-	$12,721,018

Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2018
Soybeans futures contracts	$39,250	$-	$-	$39,250

For the years ended December 31, 2019 and 2018, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

Note 5 - Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For years ended December 31, 2019 and 2018, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of December 31, 2019 and 2018.

Offsetting of Financial Assets and Derivative Assets as of December 31, 2019

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Soybeans futures contracts	$931,896	$-	$931,896	$-	$643,808	$288,088

Offsetting of Financial Assets and Derivative Assets as of December 31, 2018
	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Soybeans futures contracts	$228,400	$-	$228,400	$39,250	$-	$189,150

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2018
	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity Price
Soybeans futures contracts	$39,250	$-	$39,250	$39,250	$-	$-

The following is a summary of realized and net change in unrealized gains (losses) of the derivative instruments utilized by the Fund:

Year ended December 31, 2019

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Soybeans futures contracts	$(438,468)	$742,746

Year ended December 31, 2018

Primary Underlying Risk	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Soybeans futures contracts	$(2,085,438)	$637,213

Year ended December 31, 2017

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Soybeans futures contracts	$8,425	$(793,538)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $27.5 million in 2019, $21.9 million in 2018, and $13.2 million in 2017.

Note 6 - Financial Highlights

The following table presents per share performance data and other supplemental financial data for the years ended December 31, 2019, 2018 and 2017. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Year ended	Year ended	Year ended
	December 31, 2019	December 31, 2018	December 31, 2017
Per Share Operation Performance
Net asset value at beginning of period	$16.20	$17.85	$19.08
Income (loss) from investment operations:
Investment income	0.38	0.37	0.21
Net realized and unrealized loss on commodity futures contracts	(0.16)	(1.40)	(0.77)
Total expenses, net	(0.57)	(0.62)	(0.67)
Net decreases in net asset value	(0.35)	(1.65)	(1.23)
Net asset value at end of period	$15.85	$16.20	$17.85
Total Return	(2.15)%	(9.24)%	(6.45)%
Ratios to Average Net Assets (Annualized)
Total expenses	3.97%	5.52%	4.59%
Total expenses, net	3.63%	3.66%	3.63%
Net investment loss	(1.20)%	(1.49)%	(2.48)%

The financial highlights per share data are calculated consistent with the methodology used to calculate asset-based fees and expenses.

Note 7 – Quarterly Financial Data (Unaudited)

The following summarized quarterly financial information presents the results of operations for the Teucrium Soybean Fund and other data for three-month periods ended March 31, June 30, September 30 and December 31, 2019 and 2018.

	Three months ended	Three months ended	Three months ended	Three months ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Total (Loss) Income	$(303,245)	$744,160	$(305,701)	$846,227
Total Expenses	288,839	303,108	271,010	241,988
Total Expenses, net	225,927	269,717	271,010	241,988
Net Income (Loss)	$(529,172)	$474,443	$(576,711)	$604,239
Net Income (Loss) per share	$(0.41)	$(0.07)	$(0.21)	$0.34

	Three months ended	Three months ended	Three months ended	Three months ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Total (Loss) Income	$854,752	$(2,378,109)	$(292,647)	$827,947
Total Expenses	215,850	240,283	424,902	290,357
Total Expenses, net	115,908	155,798	261,424	243,671
Net Income (Loss)	$738,844	$(2,533,907)	$(554,071)	$584,276
Net Income (Loss) per share	$1.19	$(2.82)	$(0.39)	$0.37

Note 8 - Organizational and Offering Costs

Expenses incurred in organizing of the Trust and the initial offering of the Shares of the Fund, including applicable SEC registration fees were borne directly by the Sponsor. The Fund is not obligated to reimburse these costs to the Sponsor. The Fund bears its own costs incurred in connection with the registration and offering of additional shares, which include registration fees, legal fees, underwriting fees and other similar costs.

Note 9 – Subsequent Events

Management has evaluated the financial statements for the year ended December 31, 2019 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund.

Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of
     Teucrium Sugar Fund

 Opinion on the financial statements
We have audited the accompanying statements of assets and liabilities, including the schedules of investments, of Teucrium Sugar Fund (the “Fund”), as of December 31, 2019 and 2018, the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Fund’s internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 11, 2020 expressed an unqualified opinion.

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
March 11, 2020

Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of
     Teucrium Sugar Fund

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Teucrium Sugar Fund (the “Fund”) as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the financial statements of the Fund as of and for the year ended December 31, 2019, and our report dated March 11, 2020 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

New York, New York
March 11, 2020

TEUCRIUM SUGAR FUND
STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2019	December 31, 2018

Assets
Cash and cash equivalents	$12,215,795	$10,261,941
Interest receivable	28	90
Other assets	1,140	4,621
Equity in trading accounts:
Commodity futures contracts	347,429	233,979
Due from broker	-	351,972
Total equity in trading accounts	347,429	585,951
Total assets	12,564,392	10,852,603

Liabilities
Management fee payable to Sponsor	10,609	9,918
Other liabilities	2,695	16,290
Equity in trading accounts:
Commodity futures contracts	-	47,656
Due to broker	237,908	-
Total equity in trading accounts	237,908	47,656
Total liabilities	251,212	73,864

Net assets	$12,313,180	$10,778,739

Shares outstanding	1,750,004	1,525,004

Shares authorized	9,725,000	10,525,000

Net asset value per share	$7.04	$7.07

Market value per share	$7.02	$7.09

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND
SCHEDULE OF INVESTMENTS
December 31, 2019

Description: Assets	Fair Value	Percentage of Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio 1.50% (cost $103)	$103	0.00%	103

			Principal Amount
U.S. Treasury Obligations
U.S. Treasury Bills 1.53% (cost: $683,030 due 01/30/2020) (a)(b)	$683,196	5.55%	684,000

Commercial Paper
FMC Technologies 1.86% (cost: $2,494,476 due 01/02/2020)	$2,499,872	20.30%	2,500,000
Total Cash Equivalents	$3,183,171	25.85%

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States sugar futures contracts
ICE sugar futures MAY20 (284 contracts)	$88,865	0.72%	$4,306,803
ICE sugar futures JUL20 (241 contracts)	223,677	1.82	3,687,107
ICE sugar futures MAR21 (268 contracts)	34,887	0.28	4,316,301
Total commodity futures contracts	$347,429	2.82%	$12,310,211

(a) Discount yield at the time of purchase inclusive of collateral fees.
(b) The security is held by the broker as collateral for open futures contracts.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND
SCHEDULE OF INVESTMENTS
December 31, 2018

Description: Assets	Fair Value	Percentage of Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio 2.24% (cost $100)	$100	0.00%	100

			Principal Amount
Commercial Paper
Enbridge Energy Partners, L.P. 2.98% (cost: $2,491,806 due 1/15/2019)	$2,497,132	23.17%	2,500,000
Total Cash Equivalents	$2,497,232	23.17%

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States sugar futures contracts
ICE sugar futures MAY19 (278 contracts)	$29,254	0.27%	$3,767,456
ICE sugar futures JUL19 (235 contracts)	204,725	1.90	3,221,568
Total commodity futures contracts	$233,979	2.17%	$6,989,024

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States sugar futures contracts
ICE sugar futures MAR20 (257 contracts)	$47,656	0.44%	$3,785,096

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND
STATEMENTS OF OPERATIONS

	Year ended	Year ended	Year ended
	December 31, 2019	December 31, 2018	December 31, 2017
Income
Realized and unrealized (loss) gain on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$113,747	$(2,314,984)	$(2,435,305)
Net change in unrealized appreciation on commodity futures contracts	161,106	69,137	263,581
Interest income	240,634	249,417	78,889
Total income (loss)	515,487	(1,996,430)	(2,092,835)

Expenses
Management fees	103,160	122,198	70,762
Professional fees	116,404	186,127	63,308
Distribution and marketing fees	239,069	277,033	126,152
Custodian fees and expenses	29,935	33,901	19,038
Business permits and licenses fees	19,207	29,289	17,342
General and administrative expenses	25,290	24,228	14,512
Brokerage commissions	3,471	24,030	10,525
Other expenses	2,151	11,470	4,948
Total expenses	538,687	708,276	326,587

Expenses waived by the Sponsor	(171,746)	(268,920)	(129,334)

Total expenses, net	366,941	439,356	197,253

Net income (loss)	$148,546	$(2,435,786)	$(2,290,088)

Net loss per share	$(0.03)	$(2.72)	$(3.18)
Net income (loss) per weighted average share	$0.10	$(1.50)	$(3.40)
Weighted average shares outstanding	1,477,196	1,620,415	674,456

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND
STATEMENTS OF CHANGES IN NET ASSETS

	Year ended	Year ended	Year ended
	December 31, 2019	December 31, 2018	December 31, 2017
Operations
Net income (loss)	$148,546	$(2,435,786)	$(2,290,088)
Capital transactions
Issuance of Shares	5,467,420	18,588,300	10,190,950
Redemption of Shares	(4,081,525)	(11,737,485)	(7,051,123)
Total capital transactions	1,385,895	6,850,815	3,139,827
Net change in net assets	1,534,441	4,415,029	849,739

Net assets, beginning of period	$10,778,739	$6,363,710	$5,513,971

Net assets, end of period	$12,313,180	$10,778,739	$6,363,710

Net asset value per share at beginning of period	$7.07	$9.79	$12.97

Net asset value per share at end of period	$7.04	$7.07	$9.79

Creation of Shares	800,000	2,450,000	925,000
Redemption of Shares	575,000	1,575,000	700,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND
STATEMENTS OF CASH FLOWS

	Year ended	Year ended	Year ended
	December 31, 2019	December 31, 2018	December 31, 2017
Cash flows from operating activities:
Net income (loss)	$148,546	$(2,435,786)	$(2,290,088)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) on commodity futures contracts	(161,106)	(69,137)	(263,581)
Changes in operating assets and liabilities:
Due from broker	351,972	(24,087)	237,396
Interest receivable	62	(43)	4
Other assets	3,481	(4,345)	4,159
Due to broker	237,908	-	-
Management fee payable to Sponsor	691	4,286	5,632
Other liabilities	(13,595)	10,963	5,327
Net cash provided by/(used in) operating activities	567,959	(2,518,149)	(2,301,151)

Cash flows from financing activities:
Proceeds from sale of Shares	5,467,420	18,588,300	10,190,950
Redemption of Shares	(4,081,525)	(11,737,485)	(7,051,123)
Net cash provided by financing activities	1,385,895	6,850,815	3,139,827

Net change in cash and cash equivalents	1,953,854	4,332,666	838,676
Cash and cash equivalents, beginning of period	10,261,941	5,929,275	5,090,599
Cash and cash equivalents, end of period	$12,215,795	$10,261,941	$5,929,275

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
December 31, 2019

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

On June 13, 2011, the initial Form S-1 for CANE was declared effective by the SEC. On September 16, 2011, two Creation Baskets were issued representing 100,000 shares and $2,500,000. On September 19, 2011, CANE started trading on the NYSE Arca. The current registration statements for CANE was declared effective by the SEC on April 30, 2018. The registration statements for CANE registered an additional 5,000,000 shares.

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

Note 2 – Principal Contracts and Agreements

The Sponsor employs U.S. Bank N.A. as the Custodian for the Funds. The principal business address for U.S. Bank N.A is 1555 North Rivercenter Drive, Suite 302, Milwaukee, Wisconsin 53212. U.S. Bank N.A. is a Wisconsin state chartered bank subject to regulation by the Board of Governors of the Federal Reserve System and the Wisconsin State Banking Department. The principal address for U.S. Bancorp Fund Services, LLC doing business as U.S. Bank Global Fund Services ("Global Fund Services") is 615 E. Michigan Street, Milwaukee, WI 53202. In addition, effective on the Conversion Date, Global Fund Services, a wholly owned subsidiary of U.S. Bank, commenced serving as administrator for each Fund, performing certain administrative and accounting services and preparing certain SEC reports on behalf of the Funds, and also became the registrar and transfer agent for each Fund’s Shares. For such services, U.S. Bank and Global Fund Services will receive an asset based fee, subject to a minimum annual fee.

For custody services, the Funds will pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to U.S. Bank N.A. 0.06% of average gross assets on the first $250 million, 0.05% on the next $250 million, 0.04% on the next $500 million and 0.03% on the balance over $1 billion annually. A combined minimum annual fee of up to $64,500 for custody, transfer agency, accounting and administrative services is assessed per Fund. These services are recorded in custodian fees and expenses on the statements of operations. A summary of these expenses is included below.

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

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Amount Recognized for Custody Services	$29,935	$33,901	$19,038
Amount of Custody Services Waived	$9,410	$18,786	$13,246

Amount Recognized for Distribution Services	$13,940	$15,840	$9,947
Amount of Distribution Services Waived	$6,891	$9,155	$5,473

Amount Recognized for Brokerage Commissions	$3,471	$18,182	$10,525
Amount of Brokerage Commissions Waived	$-	$-	$-

Amount Recognized for Wilmington Trust	$224	$334	$192
Amount of Wilmington Trust Waived	$224	$-	$-

Amount Recognized for ETC	$3,837	$-	$-
Amount of ETC Waived	$1,941	$-	$-

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

Beginning in February 2018, the Sponsor began investing a portion of cash in commercial paper, which is deemed a cash equivalent based on the rating and duration of contracts as described in the notes to the financial statements and reflected in cash and cash equivalents on the statements of assets and liabilities and in cash and cash equivalents on the statements of cash flows. Accretion on these investments are recognized using the effective interest method in U.S. dollars and included in interest income on the statements of operations.

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

Brokerage Commissions

Beginning on August 21, 2019, the Sponsor began recognizing the expense for brokerage commissions for futures contract trades on a per-trade basis. Prior to the change, brokerage commissions on all open commodity futures contracts were accrued on the trade date and on a full-turn basis. The below table shows the amounts included on the statements of operations as unrealized losses atrributed to brokerage commissions as of December 31, 2019, as well as total brokerage commissions paid in 2019 inclusive of this unrealized loss.

CANE
Unrealized Loss Attributed to Brokerage Commissions	$1,944
Total Brokerage Commissions paid including unrealized loss	$12,776

Income Taxes

For United States federal income tax purposes, the Fund will be treated as a partnership. The Fund does not record a provision for income taxes because the shareholders report their share of the Fund’s income or loss on their income tax returns. The financial statements reflect the Fund’s transactions without adjustment, if any, required for income tax purposes.

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2016 to 2019, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for tax benefits as of and for the years ended December 31, 2019, 2018, and 2017. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund will recognize interest accrued related to any unrecognized tax benefits and penalties in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the years ended December 31, 2019, 2018 and 2017.

The Fund may be subject to potential examination by U.S. federal, U.S. state, or foreign jurisdictional authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions, and compliance with U.S. federal, U.S. state and foreign tax laws.

Creations and Redemptions

Authorized Purchasers may purchase Creation Baskets consisting of 25,000 shares from the Fund. The amount of the proceeds required to purchase a Creation Basket will be equal to the NAV of the shares in the Creation Basket determined as of 4:00 p.m. (EST) on the day the order to create the basket is properly received.

Authorized Purchasers may redeem shares from the Fund only in blocks of 25,000 shares called “Redemption Baskets.” The amount of the redemption proceeds for a Redemption Basket will be equal to the NAV of the shares in the Redemption Basket determined as of 4:00 p.m. (EST) on the day the order to redeem the basket is properly received.

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

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with original maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short term maturities. Each Fund that is a series of the Trust has the balance of its cash equivalents on deposit with financial institutions. The Trust holds a balance in money market funds that is included in cash and cash equivalents on the statements of assets and liabilities. Effective in the second quarter 2015, the Sponsor began investing a portion of the available cash for the Funds in alternative demand deposit savings accounts, which are classified as cash and not as cash equivalents. Assets deposited with the bank may, at times, exceed federally insured limits. Effective in the first quarter 2018, the Sponsor began investing a portion of the available cash for the Funds in investment grade commercial paper with durations of 90 days or less, which is classified as a cash equivalent and is not FDIC insured. Effective February 2019, the Sponsor began investing a portion of the cash held by the FCM in short term Treasury Bills as collateral for open futures contracts, which is classified as a cash equivalent and is not FDIC insured.

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Money Market Funds	$103	$100	$100
Demand Deposit Savings Accounts	9,032,624	7,764,709	5,929,175
Commercial Paper	2,499,872	2,497,132	-
Treasury Bills	683,196	-	-
Total cash and cash equivalents as presented on the Statement of Assets and Liabilities	$12,215,795	$10,261,941	$5,929,275

Due from/to Broker

The amount recorded by the Fund for the amount due from and to the clearing broker includes, but is not limited to, cash held by the broker, amounts payable to the clearing broker related to open transactions and payables for commodities futures accounts liquidating to an equity balance on the clearing broker’s records.

Margin is the minimum amount of funds that must be deposited by a commodity interest trader with the trader’s broker to initiate and maintain an open position in futures contracts. A margin deposit acts to assure the trader’s performance of the futures contracts purchased or sold. Futures contracts are customarily bought and sold on initial margin that represents a relatively small percentage of the aggregate purchase or sales price of the contract. Because of such low margin requirements, price fluctuations occurring in the futures markets may create profits and losses that, in relation to the amount invested, are greater than are customary in other forms of investment or speculation. As discussed below, adverse price changes in a futures contract may result in margin requirements that greatly exceed the initial margin. In addition, the amount of margin required in connection with a particular futures contract is set from time to time by the exchange on which the contract is traded and may be modified from time to time by the exchange during the term of the contract. Brokerage firms, such as the Fund’s clearing brokers, carrying accounts for traders in commodity interest contracts generally require higher amounts of margin as a matter of policy to further protect themselves. Over-the-counter trading generally involves the extension of credit between counterparties, so the counterparties may agree to require the posting of collateral by one or both parties to address credit exposure.

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

Calculation of Net Asset Value

The Fund’s NAV is calculated by:

●
Taking the current market value of its total assets and
●
Subtracting any liabilities

The administrator, Global Fund Services, calculates the NAV of the Fund once each trading day. It calculates the NAV as of the earlier of the close of the NYSE or 4:00 p.m. (EST). The NAV for a particular trading day is released after 4:15 p.m. (EST).

In determining the value of Sugar Futures Contracts, the administrator uses the ICE closing price. The administrator determines the value of all other Fund investments as of the earlier of the close of the NYSE or 4:00 p.m. (EST). The value of over-the-counter sugar interests is determined based on the value of the commodity or futures contract underlying such sugar interest, except that a fair value may be determined if the Sponsor believes that the Fund is subject to significant credit risk relating to the counterparty to such sugar interest. For purposes of financial statements and reports, the Sponsor will recalculate the NAV where necessary to reflect the “fair value” of a Futures Contract when the Futures Contract closes at its price fluctuation limit for the day. Treasury securities held by the Fund are valued by the administrator using values received from recognized third-party vendors and dealer quotes. NAV includes any unrealized profit or loss on open sugar interests and any other income or expense accruing to the Fund but unpaid or not received by the Fund.

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

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Recognized Related Party Transactions	$183,750	$242,126	$109,266
Waived Related Party Transactions	$77,532	$93,112	$57,667

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

CANE
Year Ended December 31, 2019	$171,746
Year Ended December 31, 2018	$268,920
Year Ended December 31, 2017	$129,334

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

On December 31, 2019 and 2018, in the opinion of the Trust and the Fund, the reported value of the Sugar Futures Contracts traded on the ICE fairly reflected the value of the Sugar Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the years being reported.

For the years ended December 31, 2019 and 2018, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

The FASB issued ASU 2019-01: "Leases (Topic 842): Codification Improvements." These amendments align the guidance for fair value of underlying assets by lessors that are not manufacturers or dealers in Topic 842 with that of existing guidance. The amendments will be effective for fiscal years and interim periods beginning after December 15, 2019 and may be adopted early. The amendments were early adopted for the year ended December 31, 2019; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2018-13: “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. These amendments modify public and private company fair value disclosure requirements. While some disclosures were removed or modified, others were added. The guidance is a result of the FASB’s test of the principals developed to improve the effectiveness of disclosures in the notes to the financial statements. The amendments will be effective for fiscal years and interim periods beginning after December 15, 2019 and may be adopted early. The amendments were early adopted for the year ended December 31, 2019; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

The FASB issued ASU 2017-13, “Revenue Recognition (Topic 605), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments”. The amendment amends the early adoption date option for certain companies related to adoption of ASU No. 2014-09 and ASU No. 2016-02. The SEC staff stated the SEC would not object to a public business entity that otherwise would not meet the definition of a public business entity except for a requirement to include or the inclusion of its financial statements or financial information in another entity’s filing with the SEC adopting ASC Topic 842 for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The amendments were early adopted for the year ended December 31, 2019; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of December 31, 2019 and December 31, 2018.

December 31, 2019

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2019
Cash Equivalents	$3,183,171	$-	$-	$3,183,171
Sugar Futures Contracts	347,429	-	-	347,429
Total	$3,530,600	$-	$-	$3,530,600

December 31, 2018
Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2018
Cash Equivalents	$2,497,232	$-	$-	$2,497,232
Sugar futures contracts	233,979	-	-	233,979
Total	$2,731,211	$-	$-	$2,731,211

Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2018
Commodity Futures Contracts
Sugar futures contracts	$47,656	$-	$-	$47,656

For the years ended December 31, 2019 and 2018, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the years ended December 31, 2019 and 2018, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of December 31, 2019 and 2018.

Offsetting of Financial Assets and Derivative Assets as of December 31, 2019

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Sugar futures contracts	$347,429	$-	$347,429	$-	$237,908	$109,521

Offsetting of Financial Assets and Derivative Assets as of December 31, 2018

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Sugar Futures Contracts	$233,979	$-	$233,979	$ 47,656	$-	$186,323

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2018

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity Price
Sugar futures contracts	$47,656	$-	$47,656	$47,656	$-	$-

The following is a summary of realized and net change in unrealized gains (losses) of the derivative instruments utilized by the Fund:

Year ended December 31, 2019

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Sugar futures contracts	$113,747	$161,106

Year ended December 31, 2018
	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Sugar futures contracts	$(2,314,984)	$69,137

Year ended December 31, 2017

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Sugar futures contracts	$(2,435,305)	$263,581

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $10.4 million in 2019, $12.3 million in 2018, and $7.1 million in 2017.

Note 6 - Financial Highlights

The following table presents per share performance data and other supplemental financial data for the years ended December 31, 2019, 2018 and 2017. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Year ended	Year ended	Year ended
	December 31, 2019	December 31, 2018	December 31, 2017
Per Share Operation Performance
Net asset value at beginning of period	$7.07	$9.79	$12.97
Income (loss) from investment operations:
Investment income	0.16	0.15	0.12
Net realized and unrealized gain (loss) on commodity futures contracts	0.06	(2.60)	(3.01)
Total expenses, net	(0.25)	(0.27)	(0.29)
Net decrease in net asset value	(0.03)	(2.72)	(3.18)
Net asset value at end of period	$7.04	$7.07	$9.79
Total Return	(0.45)%	(27.78)%	(24.52)%
Ratios to Average Net Assets (Annualized)
Total expenses	5.22%	5.80%	4.62%
Total expenses, net	3.56%	3.60%	2.79%
Net investment loss	(1.23)%	(1.56)%	(1.68)%

The financial highlights per share data are calculated consistent with the methodology used to calculate asset-based fees and expenses.

Note 7 – Quarterly Financial Data (Unaudited)

The following summarized quarterly financial information presents the results of operations for the Teucrium Sugar Fund and other data for three-month periods ended March 31, June 30, September 30 and December 31, 2019 and 2018.

	Three months ended	Three months ended	Three months ended	Three months ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Total Income (Loss)	$488,023	$(271,558)	$(486,975)	$785,997
Total Expenses	135,037	151,926	118,027	133,697
Total Expenses, net	93,555	93,972	80,834	98,580
Net Income (Loss)	$394,468	$(365,530)	$(567,809)	$687,417
Net Income (Loss) per share	$0.23	$(0.20)	$(0.45)	$0.39

	Three months ended	Three months ended	Three months ended	Three months ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Total Income (Loss)	$(1,127,935)	$(689,717)	$(1,857,077)	$1,678,297
Total Expenses	141,974	182,157	213,470	170,674
Total Expenses, net	61,284	115,948	142,099	120,024
Net Income (Loss)	$(1,189,219)	$(805,665)	$(1,999,176)	$1,558,273
Net Income (Loss) per share	$(1.50)	$(0.67)	$(0.99)	$0.44

Note 8 - Organizational and Offering Costs

Expenses incurred in organizing of the Trust and the initial offering of the Shares of the Fund, including applicable SEC registration fees, were borne directly by the Sponsor. The Fund is not obligated to reimburse these costs to the Sponsor. The Fund bears its own costs incurred in connection with the registration and offering of additional shares, which include registration fees, legal fees, underwriting fees and other similar costs.

Note 9 – Subsequent Events

Management has evaluated the financial statements for the year ended December 31, 2019 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than those noted below:

The total net assets of the Fund decreased by $3,517,548 or 29% for the period from December 31, 2019 through March 9, 2020. This was driven by a 23% decrease in the shares outstanding and a 7% decrease in the net asset value per share.

Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of
     Teucrium Wheat Fund

 Opinion on the financial statements
We have audited the accompanying statements of assets and liabilities, including the schedules of investments, of Teucrium Wheat Fund (the “Fund”), as of December 31, 2019 and 2018, the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Fund’s internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 11, 2020 expressed an unqualified opinion.

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
March 11, 2020

Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of
     Teucrium Wheat Fund

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Teucrium Wheat Fund (the “Fund”) as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the financial statements of the Fund as of and for the year ended December 31, 2019, and our report dated March 11, 2020 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

New York, New York
March 11, 2020

TEUCRIUM WHEAT FUND
STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2019	December 31, 2018

Assets
Cash and cash equivalents	$51,467,643	$63,300,447
Interest receivable	71	7
Other assets	4,209	13,454
Equity in trading accounts:
Commodity futures contracts	5,068,476	-
Due from broker	-	5,867,925
Total equity in trading accounts	5,068,476	5,867,925
Total assets	56,540,399	69,181,833

Liabilities
Management fee payable to Sponsor	42,917	48,550
Payable for purchases of commercial paper	-	9,969,591
Other liabilities	2,876	28,419
Equity in trading accounts:
Commodity futures contracts	-	3,985,400
Due to broker	4,258,410	-
Total equity in trading accounts	4,258,410	3,985,400
Total liabilities	4,304,203	14,031,960

Net assets	$52,236,196	$55,149,873

Shares outstanding	8,950,004	9,275,004

Shares authorized	43,000,000	15,175,000

Net asset value per share	$5.84	$5.95

Market value per share	$5.85	$5.93

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND
SCHEDULE OF INVESTMENTS
December 31, 2019

Description: Assets	Fair Value	Percentage of Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio 1.50% (cost $119)	$119	0.00%	119

			Principal Amount
U.S. Treasury Obligations
U.S. Treasury Bills 1.53% (cost: $1,948,259 due 01/30/2020) (a)(b)	$1,948,728	3.73%	1,951,000

Commercial Paper
CNH Industrial Capital LLC 1.86% (cost: $2,493,962 due 01/06/2020)	$2,499,358	4.79%	2,500,000
Energy Transfer Operating, L.P. 1.99% (cost: $2,493,813 due 01/31/2020)	2,495,875	4.78	2,500,000
FMC Technologies, Inc. 1.93% (cost: $4,976,266 due 02/04/2020)	4,990,933	9.56	5,000,000
General Motors Financial Company, Inc. 2.15% (cost: $2,487,131 due 01/06/2020)	2,499,261	4.78	2,500,000
General Motors Financial Company, Inc. 2.16% (cost: $4,973,547 due 01/15/2020)	4,995,839	9.56	5,000,000
Royal Caribbean Cruises Ltd. 2.12% (cost: $2,487,750 due 01/09/2020)	2,498,833	4.78	2,500,000
Total Commercial Paper (cost: $19,912,469)	$19,980,099	38.25%
Total Cash Equivalents	$21,928,946	41.98%

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures MAY20 (650 contracts)	$2,113,350	4.04%	$18,256,875
CBOT wheat futures JUL20 (556 contracts)	892,498	1.71	15,665,300
CBOT wheat futures DEC20 (634 contracts)	2,062,628	3.95	18,314,675
Total commodity futures contracts	$5,068,476	9.70%	$52,236,850

(a) Discount yield at the time of purchase inclusive of collateral fees.
(b) The security is held by the broker as collateral for open futures contracts.

TEUCRIUM WHEAT FUND
SCHEDULE OF INVESTMENTS
December 31, 2018

Description: Assets	Fair Value	Percentage of Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio 2.24% (cost $100)	$100	0.00%	100

			Principal Amount
Commercial Paper
CNH Industrial Capital LLC 2.62% (cost: $2,484,833 due 1/10/2019)	$2,498,375	4.53%	2,500,000
Enable Midstream Partners, LP 2.75% (cost: $2,491,469 due 1/10/2019)	2,498,294	4.53	2,500,000
Enable Midstream Partners, LP 3.04% (cost: $4,962,425 due 2/28/2019)	4,975,785	9.02	5,000,000
Energy Transfer Operating, L.P. 3.10% (cost: $7,481,452 due 1/31/2019)	7,481,452	13.57	7,500,000
Ford Motor Credit Company LLC 2.63% (cost: $2,483,750 due 1/3/2019)	2,499,639	4.53	2,500,000
Ford Motor Credit Company LLC 2.68% (cost: $2,483,806 due 1/18/2019)	2,496,872	4.53	2,500,000
Ford Motor Credit Company LLC 2.81% (cost: $2,483,783 due 2/6/2019)	2,493,050	4.52	2,500,000
General Motors Financial Company, Inc. 2.83% (cost: $2,488,139 due 3/5/2019)	2,488,139	4.51	2,500,000
Humana Inc. 2.91% (cost: $2,484,600 due 2/11/2019)	2,491,800	4.52	2,500,000
Royal Caribbean Cruises Ltd. 2.73% (cost: $4,988,709 due 1/2/2019)	4,999,618	9.07	5,000,000
Royal Caribbean Cruises Ltd. 2.77% (cost: $2,494,462 due 1/2/2019)	2,499,809	4.53	2,500,000
Total Commercial Paper (cost: $37,327,428)	$37,422,833	67.86%
Total Cash Equivalents	$37,422,933	67.86%

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures MAY19 (756 contracts)	$1,367,838	2.48%	$19,296,900
CBOT wheat futures JUL19 (637 contracts)	544,812	0.99	16,514,225
CBOT wheat futures DEC19 (713 contracts)	2,072,750	3.76	19,340,125
Total commodity futures contracts	$3,985,400	7.23%	$55,151,250

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND
STATEMENTS OF OPERATIONS

	Year ended	Year ended	Year ended
	December 31, 2019	December 31, 2018	December 31, 2017
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized (loss) gain on commodity futures contracts	$(9,623,635)	$2,502,112	$(5,305,113)
Net change in unrealized appreciation (depreciation) on commodity futures contracts	9,053,876	(1,389,350)	1,325,538
Interest income	1,319,942	1,343,227	745,357
Total income (loss)	750,183	2,455,989	(3,234,218)

Expenses
Management fees	534,850	648,593	654,207
Professional fees	349,582	575,124	585,774
Distribution and marketing fees	735,336	1,094,984	1,070,569
Custodian fees and expenses	96,947	125,550	143,071
Business permits and licenses fees	32,473	20,759	20,733
General and administrative expenses	72,435	103,842	107,357
Brokerage commissions	14,841	63,679	59,520
Other expenses	8,164	42,950	37,382
Total expenses	1,844,628	2,675,481	2,678,613

Expenses waived by the Sponsor	(2,500)	(234,736)	(323,244)

Total expenses, net	1,842,128	2,440,745	2,355,369

Net (loss) income	$(1,091,945)	$15,244	$(5,589,587)

Net loss per share	$(0.11)	$(0.04)	$(0.90)
Net (loss) income per weighted average share	$(0.11)	$0.00	$(0.58)
Weighted average shares outstanding	9,768,840	10,111,031	9,594,936

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND
STATEMENTS OF CHANGES IN NET ASSETS

	Year ended	Year ended	Year ended
	December 31, 2019	December 31, 2018	December 31, 2017
Operations
Net (loss) income	$(1,091,945)	$15,244	$(5,589,587)
Capital transactions
Issuance of Shares	11,940,413	12,997,590	35,809,657
Redemption of Shares	(13,762,145)	(19,278,980)	(31,148,810)
Total capital transactions	(1,821,732)	(6,281,390)	4,660,847
Net change in net assets	(2,913,677)	(6,266,146)	(928,740)

Net assets, beginning of period	$55,149,873	$61,416,019	$62,344,759

Net assets, end of period	$52,236,196	$55,149,873	$61,416,019

Net asset value per share at beginning of period	$5.95	$5.99	$6.89

Net asset value per share at end of period	$5.84	$5.95	$5.99

Creation of Shares	2,175,000	2,000,000	5,375,000
Redemption of Shares	2,500,000	2,975,000	4,175,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND
STATEMENTS OF CASH FLOWS

	Year ended	Year ended	Year ended
	December 31, 2019	December 31, 2018	December 31, 2017
Cash flows from operating activities:
Net (loss) income	$(1,091,945)	$15,244	$(5,589,587)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Net change in unrealized (appreciation) depreciation on commodity futures contracts	(9,053,876)	1,389,350	(1,325,538)
Changes in operating assets and liabilities:
Due from broker	5,867,925	(701,671)	2,215,452
Interest receivable	(64)	104	168
Other assets	9,245	(11,593)	5,776
Due to broker	4,258,410	-	-
Management fee payable to Sponsor	(5,633)	(3,424)	(171)
Payable for purchases of commercial paper	(9,969,591)	9,969,591	-
Other liabilities	(25,543)	(7,995)	33,373
Net cash (used in)/provided by operating activities	(10,011,072)	10,649,606	(4,660,527)

Cash flows from financing activities:
Proceeds from sale of Shares	11,940,413	12,997,590	35,809,657
Redemption of Shares	(13,762,145)	(19,278,980)	(31,148,810)
Net cash (used in)/provided by financing activities	(1,821,732)	(6,281,390)	4,660,847

Net change in cash and cash equivalents	(11,832,804)	4,368,216	320
Cash and cash equivalents, beginning of period	63,300,447	58,932,231	58,931,911
Cash and cash equivalents, end of period	$51,467,643	$63,300,447	$58,932,231

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
December 31, 2019

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

On June 13, 2011, the Fund’s initial registration of 10,000,000 shares on Form S1 was declared effective by the SEC. On September 19, 2011, the Fund listed its shares on the NYSE Arca under the ticker symbol “WEAT.” On the business day prior to that, the Fund issued 100,000 shares in exchange for $2,500,000 at the Fund’s initial NAV of $25 per share. The Fund also commenced investment operations on September 19, 2011 by purchasing commodity futures contracts traded on the CBOT. On December 31, 2010, the Fund had four shares outstanding, which were owned by the Sponsor. The current registration statement for WEAT was declared effective on April 29, 2019. This registration statement for WEAT registered an additional 30,000,000 shares.

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

Note 2 – Principal Contracts and Agreements

The Sponsor employs U.S. Bank N.A. as the Custodian for the Funds. The principal business address for U.S. Bank N.A is 1555 North Rivercenter Drive, Suite 302, Milwaukee, Wisconsin 53212. U.S. Bank N.A. is a Wisconsin state chartered bank subject to regulation by the Board of Governors of the Federal Reserve System and the Wisconsin State Banking Department. The principal address for U.S. Bancorp Fund Services, LLC doing business as U.S. Bank Global Fund Services ("Global Fund Services") is 615 E. Michigan Street, Milwaukee, WI 53202. In addition, effective on the Conversion Date, Global Fund Services, a wholly owned subsidiary of U.S. Bank, commenced serving as administrator for each Fund, performing certain administrative and accounting services and preparing certain SEC reports on behalf of the Funds, and also became the registrar and transfer agent for each Fund’s Shares. For such services, U.S. Bank and Global Fund Services will receive an asset based fee, subject to a minimum annual fee.

For custody services, the Funds will pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to U.S. Bank N.A. 0.06% of average gross assets on the first $250 million, 0.05% on the next $250 million, 0.04% on the next $500 million and 0.03% on the balance over $1 billion annually. A combined minimum annual fee of up to $64,500 for custody, transfer agency, accounting and administrative services is assessed per Fund. These services are recorded in custodian fees and expenses on the statements of operations. A summary of these expenses is included below.

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

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Amount Recognized for Custody Services	$96,947	$125,550	$143,071
Amount of Custody Services Waived	$-	$31,513	$12,241

Amount Recognized for Distribution Services	$44,421	$62,031	$75,469
Amount of Distribution Services Waived	$-	$9,354	$14,910

Amount Recognized for Brokerage Commissions	$14,841	$63,678	$59,520
Amount of Brokerage Commissions Waived	$-	$-	$-

Amount Recognized for Wilmington Trust	$837	$967	$1,349
Amount of Wilmington Trust Waived	$-	$-	$-

Amount Recognized for ETC	$13,810	$-	$-
Amount of ETC Waived	$-	$-	$-

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as detailed in the Financial Accounting Standards Board’s Accounting Standards Codification.

Revenue Recognition

Commodity futures contracts are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized appreciation or depreciation on commodity futures contracts are reflected in the statements of assets and liabilities as the difference between the original contract amount and the fair market value as of the last business day of the year or as of the last date of the financial statements. Changes in the appreciation or depreciation between periods are reflected in the statements of operations. Interest on cash equivalents and deposits with the Futures Commission Merchant are recognized on the accrual basis. The Fund earns interest on its assets denominated in U.S. dollars on deposit with the Futures Commission Merchant. In addition, the Fund earns interest on funds held at the custodian and at other financial institutions at prevailing market rates for such investments.

Beginning in October 2017, the Sponsor began investing a portion of cash in commercial paper, which is deemed a cash equivalent based on the rating and duration of contracts as described in the notes to the financial statements and reflected in cash and cash equivalents on the statements of assets and liabilites and in cash and cash equivalents on the statements of cash flows. Accretion on these investments are recognized using the effective interest method in U.S. dollars and included in interest income on the statements of operations.

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

Brokerage Commissions

Beginning on August 21, 2019, the Sponsor began recognizing the expense for brokerage commissions for futures contract trades on a per-trade basis. Prior to the change, brokerage commissions on all open commodity futures contracts were accrued on the trade date and on a full-turn basis. The below table shows the amounts included on the statements of operations as unrealized losses atrributed to brokerage commissions as of December 31, 2019 as well as total brokerage commissions paid in 2019 inclusive of this unrealized loss.

WEAT
Unrealized Loss Attributed to Brokerage Commissions	$5,612
Total Brokerage Commissions paid including unrealized loss	$41,004

Income Taxes

For United States federal income tax purposes, the Fund will be treated as a partnership. The Fund does not record a provision for income taxes because the shareholders report their share of the Fund’s income or loss on their income tax returns. The financial statements reflect the Fund’s transactions without adjustment, if any, required for income tax purposes

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2016 to 2019, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of and for the years ended December 31, 2019, 2018, and 2017. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund will recognize interest accrued related to any unrecognized tax benefits and penalties in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the years ended December 31, 2019, 2018 and 2017.

The Fund may be subject to potential examination by U.S. federal, U.S. state, or foreign jurisdictional authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions, and compliance with U.S. federal, U.S. state and foreign tax laws.

Creations and Redemptions

Authorized Purchasers may purchase Creation Baskets consisting of 25,000 shares from the Fund. The amount of the proceeds required to purchase a Creation Basket will be equal to the NAV of the shares in the Creation Basket determined as of 4:00 p.m. (EST) on the day the order to create the basket is properly received.

Authorized Purchasers may redeem shares from the Fund only in blocks of 25,000 shares called “Redemption Baskets.” The amount of the redemption proceeds for a Redemption Basket will be equal to the NAV of the shares in the Redemption Basket determined as of 4:00 p.m. (EST) on the day the order to redeem the basket is properly received.

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

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with original maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short term maturities. Each Fund that is a series of the Trust has the balance of its cash equivalents on deposit with financial institutions. The Trust holds a balance in money market funds that is included in cash and cash equivalents on the statements of assets and liabilities. Effective in the second quarter 2015, the Sponsor began investing a portion of the available cash for the Funds in alternative demand deposit savings accounts, which are classified as cash and not as cash equivalents. Assets deposited with the bank may, at times, exceed federally insured limits. Effective in the fourth quarter 2017, the Sponsor began investing a portion of the available cash for the Funds in investment grade commercial paper with durations of 90 days or less, which is classified as a cash equivalent and is not FDIC insured. Effective February 2019, the Sponsor began investing a portion of the cash held by the FCM in short term Treasury Bills as collateral for open futures contracts, which is classified as a cash equivalent and is not FDIC insured.

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Money Market Funds	$119	$100	$170
Demand Deposit Savings Accounts	29,538,697	25,877,514	33,967,188
Commercial Paper	19,980,099	37,422,833	24,964,873
Treasury Bills	1,948,728	-	-
Total cash and cash equivalents as presented on the Statement of Assets and Liabilities	$51,467,643	$63,300,447	$58,932,231

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

Margin is the minimum amount of funds that must be deposited by a commodity interest trader with the trader’s broker to initiate and maintain an open position in futures contracts. A margin deposit acts to assure the trader’s performance of the futures contracts purchased or sold. Futures contracts are customarily bought and sold on initial margin that represents a relatively small percentage of the aggregate purchase or sales price of the contract. Because of such low margin requirements, price fluctuations occurring in the futures markets may create profits and losses that, in relation to the amount invested, are greater than are customary in other forms of investment or speculation. As discussed below, adverse price changes in a futures contract may result in margin requirements that greatly exceed the initial margin. In addition, the amount of margin required in connection with a particular futures contract is set from time to time by the exchange on which the contract is traded and may be modified from time to time by the exchange during the term of the contract. Brokerage firms, such as the Fund’s clearing brokers, carrying accounts for traders in commodity interest contracts generally require higher amounts of margin as a matter of policy to further protect themselves. Over-the-counter trading generally involves the extension of credit between counterparties, so the counterparties may agree to require the posting of collateral by one or both parties to address credit exposure.

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

Calculation of Net Asset Value

The Fund’s NAV is calculated by:

●
Taking the current market value of its total assets and
●
Subtracting any liabilities

The administrator, Global Fund Services, calculates the NAV of the Fund once each trading day. It calculates the NAV as of the earlier of the close of the NYSE or 4:00 p.m. (EST). The NAV for a particular trading day is released after 4:15 p.m. (EST).

In determining the value of Wheat Futures Contracts, the administrator uses the CBOT closing price. The administrator determines the value of all other Fund investments as of the earlier of the close of the NYSE or 4:00 p.m. (EST). The value of over-the-counter wheat interests is determined based on the value of the commodity or futures contract underlying such wheat interest, except that a fair value may be determined if the Sponsor believes that the Fund is subject to significant credit risk relating to the counterparty to such wheat interest. For purposes of financial statements and reports, the Sponsor will recalculate the NAV where necessary to reflect the “fair value” of a Futures Contract when the Futures Contract closes at its price fluctuation limit for the day. Treasury securities held by the Fund are valued by the administrator using values received from recognized third-party vendors and dealer quotes. NAV includes any unrealized profit or loss on open wheat interests and any other income or expense accruing to the Fund but unpaid or not received by the Fund.

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

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Recognized Related Party Transactions	$557,131	$966,288	$893,340
Waived Related Party Transactions	$2,500	$99,345	$125,219

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

WEAT
Year Ended December 31, 2019	$2,500
Year Ended December 31, 2018	$234,736
Year Ended December 31, 2017	$323,244

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

On December 31, 2019 and 2018, in the opinion of the Trust and the Fund, the reported value of the Wheat Futures Contracts traded on the CBOT fairly reflected the value of the Wheat Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the years being reported.

For the years ended December 31, 2019 and 2018, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

The FASB issued ASU 2019-01: "Leases (Topic 842): Codification Improvements." These amendments align the guidance for fair value of underlying assets by lessors that are not manufacturers or dealers in Topic 842 with that of existing guidance. The amendments will be effective for fiscal years and interim periods beginning after December 15, 2019 and may be adopted early. The amendments were early adopted for the year ended December 31, 2019; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2018-13: “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. These amendments modify public and private company fair value disclosure requirements. While some disclosures were removed or modified, others were added. The guidance is a result of the FASB’s test of the principals developed to improve the effectiveness of disclosures in the notes to the financial statements. The amendments will be effective for fiscal years and interim periods beginning after December 15, 2019 and may be adopted early. The amendments were early adopted for the year ended December 31, 2019; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

The FASB issued ASU 2017-13, “Revenue Recognition (Topic 605), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments”. The amendment amends the early adoption date option for certain companies related to adoption of ASU No. 2014-09 and ASU No. 2016-02. The SEC staff stated the SEC would not object to a public business entity that otherwise would not meet the definition of a public business entity except for a requirement to include or the inclusion of its financial statements or financial information in another entity’s filing with the SEC adopting ASC Topic 842 for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The amendments were early adopted for the year ended December 31, 2019; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of December 31, 2019 and December 31, 2018:

December 31, 2019

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2019
Cash Equivalents	$21,928,946	$-	$-	$21,928,946
Wheat Futures contracts	5,068,476	-	-	5,068,476
Total	$26,997,422	$-	$-	$26,997,422

December 31, 2018
Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2018
Cash Equivalents	$37,422,933	$-	$-	$37,422,933

Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2018
Wheat Futures contracts	$3,985,400	$-	$-	$3,985,400

For the years ended December 31, 2019 and 2018, the Fund did not have any transfers between any of the level of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the years ended December 31, 2019 and 2018, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of December 31, 2019 and 2018.

Offsetting of Financial Assets and Derivative Assets as of December 31, 2019

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities a	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Wheat futures contracts	$5,068,476	$-	$5,068,476	$-	$4,258,410	$810,066

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2018

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity Price
Wheat futures contracts	$3,985,400	$-	$3,985,400	$-	$3,985,400	$-

The following is a summary of realized and net change in unrealized gains (losses) of the derivative instruments utilized by the Fund:

Year ended December 31, 2019

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Wheat futures contracts	$(9,623,635)	$9,053,876

Year ended December 31, 2018

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Wheat futures contracts	$2,502,112	$(1,389,350)

Year ended December 31, 2017

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Wheat futures contracts	$(5,305,113)	$1,325,538

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $53.1 million in 2019, $65.0 million in 2018, and $66.0 million in 2017.

Note 6 – Financial Highlights

The following table presents per share performance data and other supplemental financial data for the years ended December 31, 2019, 2018 and 2017. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Year ended	Year ended	Year ended
	December 31, 2019	December 31, 2018	December 31, 2017
Per Share Operation Performance
Net asset value at beginning of period	$5.95	$5.99	$6.89
Income (loss) from investment operations:
Investment income	0.14	0.13	0.08
Net realized and unrealized (loss) gain on commodity futures contracts	(0.06)	0.07	(0.73)
Total expenses, net	(0.19)	(0.24)	(0.25)
Net decrease in net asset value	(0.11)	(0.04)	(0.90)
Net asset value at end of period	$5.84	$5.95	$5.99
Total Return	(1.84)%	(0.67)%	(13.06)%
Ratios to Average Net Assets (Annualized)
Total expenses	3.45%	4.13%	4.09%
Total expenses, net	3.44%	3.76%	3.60%
Net investment loss	(0.97)%	(1.69)%	(2.46)%

The financial highlights per share data are calculated consistent with the methodology used to calculate asset-based fees and expenses

Note 7 – Quarterly Financial Data (Unaudited)

The following summarized quarterly financial information presents the results of operations for the Teucrium Wheat Fund and other data for three-month periods ended March 31, June 30, September 30 and December 31, 2019 and 2018.

	Three months ended	Three months ended	Three months ended	Three months ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Total Income (Loss)	$(5,839,784)	$5,372,766	$(3,968,920)	$5,186,121
Total Expenses	495,266	544,200	409,653	395,509
Total Expenses, net	492,766	544,200	409,653	395,509
Net Income (Loss)	$(6,332,550)	$4,828,566	$(4,378,573)	$4,790,612
Net Income (Loss) per share	$(0.65)	$0.45	$(0.44)	$0.53

	Three months ended	Three months ended	Three months ended	Three months ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Total Income (Loss)	$2,696,228	$2,560,956	$(533,797)	$(2,267,398)
Total Expenses	656,128	772,566	679,205	567,581
Total Expenses, net	632,359	651,551	635,374	521,460
Net Income (Loss)	$2,063,869	$1,909,405	$(1,169,171)	$(2,788,858)
Net Income (Loss) per share	$0.20	$0.18	$(0.13)	$(0.29)

Note 8 – Organizational and Offering Costs

Expenses incurred in organizing of the Trust and the initial offering of the Shares of the Fund, including applicable SEC registration fees, were borne directly by the Sponsor. The Fund is not obligated to reimburse these costs to the Sponsor. The Fund bears its own costs incurred in connection with the registration and offering of additional shares, which include registration fees, legal fees, underwriting fees and other similar costs.

Note 9 – Subsequent Events

Management has evaluated the financial statements for the year ended December 31, 2019 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund.

Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of
     Teucrium Agricultural Fund

 Opinion on the financial statements
We have audited the accompanying statements of assets and liabilities, including the schedules of investments, of Teucrium Agricultural Fund (the “Fund”), as of December 31, 2019 and 2018, the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Fund’s internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 11, 2020 expressed an unqualified opinion.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error orfraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Fund’s auditor since 2014.

New York, New York
March 11, 2020

 Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of
     Teucrium Agricultural Fund

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Teucrium Agricultural Fund (the “Fund”) as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the financial statements of the Fund as of and for the year ended December 31, 2019, and our report dated March 11, 2020 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

New York, New York
March 11, 2020

TEUCRIUM AGRICULTURAL FUND
STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2019	December 31, 2018

Assets
Cash equivalents	$2,633	2,862
Interest receivable	3	5
Equity in trading accounts:
Investments in securities, at fair value (cost $1,908,649 and $2,021,172 as of December 31, 2019 and December 31, 2018, respectively)	1,476,880	1,523,286
Total assets	1,479,516	1,526,153

Liabilities
Other liabilities	736	1,393

Net assets	$1,478,780	$1,524,760

Shares outstanding	75,002	75,002

Shares authorized	4,625,000	4,625,000

Net asset value per share	$19.72	$20.33

Market value per share	$19.60	$20.53

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND
SCHEDULE OF INVESTMENTS
December 31, 2019

Description: Assets	Fair Value	Percentage of Net Assets	Shares

Exchange-traded funds
Teucrium Corn Fund	$360,286	24.36%	24,308
Teucrium Soybean Fund	371,397	25.11	23,431
Teucrium Sugar Fund	373,786	25.28	53,124
Teucrium Wheat Fund	371,411	25.12	63,637
Total exchange-traded funds (cost: $1,908,649)	$1,476,880	99.87%

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio 1.50% (cost $2,633)	$2,633	0.18%	2,633

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND
SCHEDULE OF INVESTMENTS
December 31, 2018

Description: Assets	Fair Value	Percentage of Net Assets	Shares

Exchange-traded funds
Teucrium Corn Fund	$383,506	25.15%	23,808
Teucrium Soybean Fund	381,970	25.05	23,581
Teucrium Sugar Fund	374,067	24.53	52,924
Teucrium Wheat Fund	383,743	25.17	64,537
Total exchange-traded funds (cost: $2,021,172)	$1,523,286	99.90%

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio 2.24% (cost $2,862)	$2,862	0.19%	2,862

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND
STATEMENTS OF OPERATIONS

	Year ended	Year ended	Year ended
	December 31, 2019	December 31, 2018	December 31, 2017
Income
Realized and unrealized gain (loss) on trading of securities:
Realized loss on securities	$(109,378)	$(341,548)	$(238,398)
Net change in unrealized appreciation on securities	66,117	156,615	65,864
Interest income	63	51	14
Total loss	(43,198)	(184,882)	(172,520)

Expenses
Professional fees	10,380	16,709	15,175
Distribution and marketing fees	17,185	21,061	14,657
Custodian fees and expenses	2,159	2,554	2,090
Business permits and licenses fees	12,030	12,238	12,195
General and administrative expenses	1,491	2,074	1,739
Other expenses	54	834	625
Total expenses	43,299	55,470	46,481

Expenses waived by the Sponsor	(40,517)	(48,366)	(40,270)

Total expenses, net	2,782	7,104	6,211

Net loss	$(45,980)	$(191,986)	$(178,731)

Net loss per share	$(0.61)	$(2.42)	$(3.58)
Net loss per weighted average share	$(0.61)	$(2.82)	$(3.57)
Weighted average shares outstanding	75,002	68,153	50,002

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND
STATEMENTS OF CHANGES IN NET ASSETS

	Year ended	Year ended	Year ended
	December 31, 2019	December 31, 2018	December 31, 2017
Operations
Net loss	$(45,980)	$(191,986)	$(178,731)
Capital transactions
Issuance of Shares	-	579,107	-
Total capital transactions	-	579,107
Net change in net assets	(45,980)	387,121	(178,731)

Net assets, beginning of period	$1,524,760	$1,137,639	$1,316,370

Net assets, end of period	$1,478,780	$1,524,760	$1,137,639

Net asset value per share at beginning of period	$20.33	$22.75	$26.33

Net asset value per share at end of period	$19.72	$20.33	$22.75

Creation of Shares	-	25,000	-
Redemption of Shares	-	-	-

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND
STATEMENTS OF CASH FLOWS

	Year ended	Year ended	Year ended
	December 31, 2019	December 31, 2018	December 31, 2017
Cash flows from operating activities:
Net loss	$(45,980)	$(191,986)	$(178,731)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Net change in unrealized appreciation on securities	(66,117)	(156,615)	(65,864)
Changes in operating assets and liabilities:
Net sale of investments in securities	112,523	(230,551)	243,298
Interest receivable	2	(3)	(1)
Other assets	-	-	508
Other liabilities	(657)	436	904
Net cash (used in)/provided by operating activities	(229)	(578,719)	114

Cash flows from financing activities:
Proceeds from sale of Shares	-	579,107	-
Net cash provided by financing activities	-	579,107	-

Net change in cash equivalents	(229)	388	114
Cash equivalents, beginning of period	2,862	2,474	2,360
Cash equivalents, end of period	$2,633	$2,862	$2,474

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
December 31, 2019

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

On April 22, 2011, a registration statement was filed with the Securities and Exchange Commission (“SEC”). On February 10, 2012, the Fund’s initial registration of 5,000,000 shares on Form S-1 was declared effective by the SEC. On March 28, 2012, the Fund listed its shares on the NYSE Arca under the ticker symbol “TAGS.” On the business day prior to that, the Fund issued 300,000 shares in exchange for $15,000,000 at the Fund’s initial NAV of $50 per share. The Fund also commenced investment operations on March 28, 2012 by purchasing shares of the Underlying Funds. On December 31, 2011, the Fund had two shares outstanding, which were owned by the Sponsor. The current registration statement for TAGS was declared effective on April 30, 2018.

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

While the Fund expects to maintain substantially all of its assets in shares of the Underlying Funds at all times, the Fund may hold some residual amount of assets in obligations of the United States government (“Treasury Securities”) or cash equivalents, and/or merely hold such assets in cash (generally in interest-bearing accounts). The Underlying Funds invest in Commodity Interests to the fullest extent possible without being leveraged or unable to satisfy their expected current or potential margin or collateral obligations with respect to their investments in Commodity Interests. After fulfilling such margin and collateral requirements, the Underlying Funds will invest the remainder of the proceeds from the sale of baskets in Treasury Securities or cash equivalents, and/or merely hold such assets in cash. Therefore, the focus of the Sponsor in managing the Underlying Funds is investing in Commodity Interests, in Treasury Securities, and cash and cash equivalents. The Fund and Underlying Funds will earn interest income from the Treasury Securities and cash equivalents that it purchases and on the cash it holds through the Fund’s custodian and other financial institutions.

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

Note 2 – Principal Contracts and Agreements

The Sponsor employs U.S. Bank N.A. as the Custodian for the Funds. The principal business address for U.S. Bank N.A is 1555 North Rivercenter Drive, Suite 302, Milwaukee, Wisconsin 53212. U.S. Bank N.A. is a Wisconsin state chartered bank subject to regulation by the Board of Governors of the Federal Reserve System and the Wisconsin State Banking Department. The principal address for U.S. Bancorp Fund Services, LLC doing business as U.S. Bank Global Fund Services ("Global Fund Services") is 615 E. Michigan Street, Milwaukee, WI 53202. In addition, effective on the Conversion Date, Global Fund Services, a wholly owned subsidiary of U.S. Bank, commenced serving as administrator for each Fund, performing certain administrative and accounting services and preparing certain SEC reports on behalf of the Funds, and also became the registrar and transfer agent for each Fund’s Shares. For such services, U.S. Bank and Global Fund Services will receive an asset based fee, subject to a minimum annual fee.

For custody services, the Funds will pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to U.S. Bank N.A. 0.06% of average gross assets on the first $250 million, 0.05% on the next $250 million, 0.04% on the next $500 million and 0.03% on the balance over $1 billion annually. A combined minimum annual fee of up to $64,500 for custody, transfer agency, accounting and administrative services is assessed per Fund. These services are recorded in custodian fees and expenses on the statements of operations. A summary of these expenses is included below.

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

ED&F Man Capital Markets, Inc. (“ED&F Man”) serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. ED&F Man is registered as a FCM with the U.S. CFTC and is a member of the NFA. ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA. ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar and Wheat Futures Contracts ED&F Man is paid $9.00 per round turn. Prior to August 21, 2019, these expenses were recorded in brokerage commissions on the statements of operations. Beginning on August 21, 2019, these expenses were recognized on a per-trade basis. The half-turn is recognized as an unrealized loss on the statements of operations for contracts that have been purchased since the change in recognition, and a full turn is recognized as a realized loss on the statements of operations when a contract is sold. A summary of these expenses is included in the disclosure of the underlying Funds.

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

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Amount Recognized for Custody Services	$2,159	$2,554	$2,090
Amount of Custody Services Waived	$2,159	$2,425	$1,796

Amount Recognized for Distribution Services	$1,045	$1,207	$1,032
Amount of Distribution Services Waived	$879	$1,130	$682

Amount Recognized for Wilmington Trust	$18	$24	$16
Amount of Wilmington Trust Waived	$18	$24	$-

Amount Recognized for ETC	$301	$-	$-
Amount of ETC Waived	$261	$-	$-

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2016 to 2019, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. This policy has been applied to all existing tax positions upon the Fund’s initial adoption. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of and for the years ended December 31, 2019, 2018, and 2017. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund will recognize interest accrued related to any unrecognized tax benefits and penalties in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the years ended December 31, 2019, 2018 and 2017.

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

Authorized Purchasers may purchase Creation Baskets consisting of 12,500 shares from the Fund. The amount of the proceeds required to purchase a Creation Basket will be equal to the NAV of the shares in the Creation Basket determined as of 4:00 p.m. (EST) on the day the order to create the basket is properly received.

Authorized Purchasers may redeem shares from the Fund only in blocks of 12,500 shares called “Redemption Baskets.” The amount of the redemption proceeds for a Redemption Basket will be equal to the NAV of the shares in the Redemption Basket determined as of 4:00 p.m. (EST) on the day the order to redeem the basket is properly received.

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

Cash and Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has these balances of its cash equivalents on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits. TAGS had a balance of $2,633 and $2,862 in money market funds at December 31, 2019 and December 31, 2018, respectively; these balances are included in cash equivalents on the statements of assets and liabilities.

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

Calculation of Net Asset Value

The Fund’s NAV is calculated by:

●
Taking the current market value of its total assets and
●
Subtracting any liabilities

The administrator, Global Fund Services, will calculate the NAV of the Fund once each trading day. It will calculate the NAV as of the earlier of the close of the New York Stock Exchange or 4:00 p.m. (EST). The NAV for a particular trading day will be released after 4:15 p.m. (EST).

For purposes of the determining the Fund’s NAV, the Fund’s investments in the Underlying Funds will be valued based on the Underlying Funds’ NAVs. In turn, in determining the value of the Futures Contracts held by the Underlying Funds, the Administrator will use the closing price on the exchange on which they are traded. The Administrator will determine the value of all other Fund and Underlying Fund investments as of the earlier of the close of the New York Stock Exchange or 4:00 p.m. (EST), in accordance with the current Services Agreement between the Administrator and the Trust. The value of over-the-counter Commodity Interests will be determined based on the value of the commodity or Futures Contract underlying such Commodity Interest, except that a fair value may be determined if the Sponsor believes that the Underlying Fund is subject to significant credit risk relating to the counterparty to such Commodity Interest. For purposes of financial statements and reports, the Sponsor will recalculate the NAV of an Underlying Fund where necessary to reflect the “fair value” of a Futures Contract held by an Underlying Fund when a Futures Contract held by an Underlying Fund closes at its price fluctuation limit for the day. Treasury Securities held by the Fund or Underlying Funds will be valued by the Administrator using values received from recognized third-party vendors (such as Reuters) and dealer quotes. NAV will include any unrealized profit or loss on open Commodity Interests and any other credit or debit accruing to the Fund but unpaid or not received by the Fund.

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

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Recognized Related Party Transactions	$13,711	$18,186	$12,512
Waived Related Party Transactions	$11,641	$13,526	$9,438

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

TAGS
Year Ended December 31, 2019	$40,517
Year Ended December 31, 2018	$48,366
Year Ended December 31, 2017	$40,270

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

The FASB issued ASU 2019-01: "Leases (Topic 842): Codification Improvements." These amendments align the guidance for fair value of underlying assets by lessors that are not manufacturers or dealers in Topic 842 with that of existing guidance. The amendments will be effective for fiscal years and interim periods beginning after December 15, 2019 and may be adopted early. The amendments were early adopted for the year ended December 31, 2019; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2018-13: “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. These amendments modify public and private company fair value disclosure requirements. While some disclosures were removed or modified, others were added. The guidance is a result of the FASB’s test of the principals developed to improve the effectiveness of disclosures in the notes to the financial statements. The amendments will be effective for fiscal years and interim periods beginning after December 15, 2019 and may be adopted early. The amendments were early adopted for the year ended December 31, 2019; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

The FASB issued ASU 2017-13, “Revenue Recognition (Topic 605), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments”. The amendment amends the early adoption date option for certain companies related to adoption of ASU No. 2014-09 and ASU No. 2016-02. The SEC staff stated the SEC would not object to a public business entity that otherwise would not meet the definition of a public business entity except for a requirement to include or the inclusion of its financial statements or financial information in another entity’s filing with the SEC adopting ASC Topic 842 for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The amendments were early adopted for the year ended December 31, 2019; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of December 31, 2019 and December 31, 2018:

December 31, 2019

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2019
Exchange Traded Funds	$1,476,880	$-	$-	$1,476,880
Cash Equivalents	2,633	-	-	2,633
Total	$1,479,513	$-	$-	$1,479,513

December 31, 2018
Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2018
Exchange Traded Funds	$1,523,286	$-	$-	$1,523,286
Cash Equivalents	$2,862	$-	$-	$2,862
Total	$1,526,148	$-	$-	$1,526,148

For the years ended December 31, 2019 and 2018, the Fund did not have any transfers between any of the level of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 - Financial Highlights

The following table presents per share performance data and other supplemental financial data for the years ended December 31, 2019, 2018 and 2017. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Year ended	Year ended	Year ended
	December 31, 2019	December 31, 2018	December 31, 2017
Per Share Operation Performance
Net asset value at beginning of period	$20.33	$22.75	$26.33
Income (loss) from investment operations:
Net realized and unrealized loss on investment transactions	(0.57)	(2.32)	(3.46)
Total expenses, net	(0.04)	(0.10)	(0.12)
Net decrease in net asset value	(0.61)	(2.42)	(3.58)
Net asset value at end of period	$19.72	$20.33	$22.75
Total Return	(3.02)%	(10.64)%	(13.60)%
Ratios to Average Net Assets (Annualized)
Total expenses	2.96%	3.77%	3.74%
Total expenses, net	0.19%	0.48%	0.50%
Net investment loss	(0.19)%	(0.48)%	(0.50)%

The financial highlights per share data are calculated consistent with the methodology used to calculate asset-based fees and expenses.

Note 6 – Quarterly Financial Data (Unaudited)

The following summarized quarterly financial information presents the results of operations for the Teucrium Agricultural Fund and other data for three-month periods ended March 31, June 30, September 30 and December 31, 2019 and 2018.

	Three months ended	Three months ended	Three months ended	Three months ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Total (Loss) Income	$(60,556)	$47,570	$(84,363)	$54,151
Total Expenses	22,301	7,876	4,686	8,436
Total Expenses, net	717	695	683	687
Net (Loss) Income	$(61,273)	$46,875	$(85,046)	$53,464
Net (Loss) Income per share	$(0.82)	$0.63	$(1.14)	$0.72

	Three months ended	Three months ended	Three months ended	Three months ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Total Income (Loss)	$3,444	$(133,431)	$(80,986)	$26,092
Total Expenses	18,629	12,096	10,539	14,207
Total Expenses, net	1,414	2,010	1,911	1,770
Net Income (Loss)	$2,030	$(135,441)	$(82,897)	$24,322
Net Income (Loss) per share	$0.04	$(1.68)	$(1.10)	$0.32

Note 7 – Organizational and Offering Costs

Expenses incurred in organizing of the Trust and the initial offering of the Shares of the Fund, including applicable SEC registration fees, were borne directly by the Sponsor. The Fund is not obligated to reimburse these costs to the Sponsor. The Fund bears its own costs incurred in connection with the registration and offering of additional shares, which include registration fees, legal fees, underwriting fees and other similar costs.

Note 8 – Subsequent Events

Management has evaluated the financial statements for the year ended December 31, 2019 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund.

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

Date: March 11, 2020