Form 10-Q
period 2020-03-31
Teucrium Commodity Trust
filed 2020-05-08
CIK 1471824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2020.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to ..

Commission File Number: 001-34765

Teucrium Commodity Trust
(Exact name of registrant as specified in its charter)

Delaware	27-0724963
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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
☐   Yes ☒   No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Total Number of Oustanding Shares as of May 7, 2020
Teucrium Corn Fund	4,750,004
Teucrium Sugar Fund	1,350,004
Teucrium Soybean Fund	2,075,004
Teucrium Wheat Fund	8,975,004
Teucrium Agricultural Fund	75,002

TEUCRIUM COMMODITY TRUST

Part I. FINANCIAL INFORMATION
 Item 1. Financial Statements.

TEUCRIUM COMMODITY TRUST
 COMBINED STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Cash and cash equivalents	$134,559,122	$166,081,885
Interest receivable	7,598	250
Other assets	216,850	9,719
Equity in trading accounts:
Commodity futures contracts	4,069,150	7,712,856
Due from broker	10,027,631	4,252
Total equity in trading accounts	14,096,781	7,717,108
Total assets	$148,880,351	$173,808,962

Liabilities
Management fee payable to Sponsor	119,938	141,898
Other liabilities	6,559	38,767
Equity in trading accounts:
Commodity futures contracts	9,403,383	581,574
Due to broker	2,789,534	5,140,126
Total equity in trading accounts	12,192,917	5,721,700
Total liabilities	12,319,414	5,902,365

Net Assets	$136,560,937	$167,906,597

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST
 COMBINED SCHEDULE OF INVESTMENTS
March 31, 2020

(Unaudited)

Description: Assets	Fair Value	Percentage of Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio 0.28% (cost $62,641,650)	$62,641,650	45.87%	62,641,650
Blackrock FedFund - Institutional Class 0.36% (cost: $2,542,247)	2,542,247	1.86	2,542,247
Total money market funds (cost: $65,183,897)	$65,183,897	47.73%

			Principal Amount
U.S. Treasury Obligations
U.S. Treasury Bills 1.01% (cost: $6,135,045 due: 4/07/2020) (a)(b)	$6,139,099	4.50%	6,140,000

Commercial Paper
Energy Transfer Partners 1.56% (cost: $19,956,766 due: 4/29/2020)	$19,975,790	14.63%	20,000,000
FMC Technologies 1.95% (cost: $2,488,818 due: 4/01/2020)	2,500,000	1.83	2,500,000
FMC Technologies 1.85% (cost: $12,444,417 due: 5/01/2020)	12,480,833	9.14	12,500,000
HP Inc 3.23% (cost: $12,457,778 due: 5/08/2020)	12,458,890	9.12	12,500,000
Jabil Inc 1.86% (cost: $4,983,812 due: 5/08/2020)	4,990,493	3.65	5,000,000
PVH Corp 1.86% (cost: $4,979,188 due: 5/19/2020)	4,987,666	3.65	5,000,000
PVH Corp 1.61% (cost: $4,992,445 due: 4/13/2020)	4,997,333	3.66	5,000,000
Total Commercial Paper (total cost: $62,303,224)	$62,391,005	45.68%
Total Cash Equivalents	$133,714,001	97.91%

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures JUL20 (611 contracts)	$1,006,000	0.74%	$17,184,375
CBOT wheat futures SEP20 (522 contracts)	1,343,901	0.98	14,753,025
CBOT wheat futures DEC20 (599 contracts)	1,719,249	1.26	17,153,863
Total commodity futures contracts	$4,069,150	2.98%	$49,091,263

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT corn futures JUL20 (1,195 contracts)	$2,304,990	1.69%	$20,673,500
CBOT corn futures SEP20 (1,004 contracts)	895,568	0.66	17,557,450
CBOT corn futures DEC20 (1,141 contracts)	3,032,440	2.22	20,395,375

United States soybean futures contracts
CBOT soybean futures JUL20 (174 contracs)	533,646	0.39	7,738,650
CBOT soybean futures NOV20 (152 contracts)	451,546	0.33	6,669,000
CBOT soybean futures NOV21 (181 contracts)	376,677	0.28	7,649,513

United States sugar futures contracts
ICE sugar futures JUL20 (203 contracts)	563,378	0.41	$2,387,280
ICE sugar futures OCT20 (171 contracts)	667,517	0.49	2,060,755
ICE sugar futures MAR21 (190 contracts)	577,621	0.42	2,425,920
Total commodity futures contracts	$9,403,383	6.89%	$87,557,443

Exchange-traded funds*			Shares
Teucrium Corn Fund	$314,694	0.23%	24,308
Teucrium Soybean Fund	325,962	0.24	23,281
Teucrium Sugar Fund	312,214	0.23	56,824
Teucrium Wheat Fund	347,074	0.25	60,137
Total exchange-traded funds (cost $1,835,997)	$1,299,944	0.95%

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

TEUCRIUM COMMODITY TRUST
  COMBINED SCHEDULE OF INVESTMENTS
December 31, 2019

Description: Assets	Fair Value	Percentage of Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio (cost $3,060)	$3,060	0.00%	3,060

			Principal Amount
U.S. Treasury Obligations
U.S. Treasury Bills 1.53% (cost: $6,609,673 due 01/30/2020) (a)(b)	$6,611,271	3.94%	6,619,000

Commercial Paper
Broadcom Inc. 2.01% (cost: $4,984,445 due 01/09/20)	$4,997,778	2.98%	5,000,000
CNH Industrial Capital LLC 2.12% (cost: $4,975,210 due 01/10/20)	4,997,375	2.98	5,000,000
CNH Industrial Capital LLC 1.86% (cost: $4,987,924 due 01/06/20)	4,998,716	2.98	5,000,000
Energy Transfer Operating, L.P. 1.99% (cost: $4,987,626 due 01/31/20)	4,991,750	2.97	5,000,000
FMC Technologies, Inc. 1.93% (cost: $12,440,666 due 02/04/20)	12,477,333	7.43	12,500,000
FMC Technologies, Inc. 2.01% (cost: $4,977,779 due 03/06/20)	4,981,945	2.97	5,000,000
FMC Technologies, Inc. 1.86% (cost: $2,494,476 due 01/02/20)	2,499,872	1.49	2,500,000
General Motors Financial Company, Inc. 2.17% (cost: $2,486,562 due 01/02/20)	2,499,851	1.49	2,500,000
General Motors Financial Company, Inc. 2.15% (cost: $7,462,393 due 01/06/20)	7,497,782	4.47	7,500,000
General Motors Financial Company, Inc. 2.16% (cost: $9,947,094 due 01/15/20)	9,991,678	5.95	10,000,000
Jabil Inc. 2.15% (cost: $2,489,202 due 02/28/20)	2,491,421	1.48	2,500,000
Jabil Inc. 2.03% (cost: $2,488,637 due 02/28/20)	2,491,864	1.48	2,500,000
Royal Caribbean Cruises Ltd. 2.12% (cost: $4,975,500 due 01/09/20)	4,997,666	2.98	5,000,000
Total Commercial Paper (total cost: $69,697,514)	$69,915,031	41.65%
Total Cash Equivalents	$76,529,362	45.59%

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

TEUCRIUM COMMODITY TRUST
COMBINED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended	Three months ended
	March 31, 2020	March 31, 2019
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized loss on commodity futures contracts	$(1,689,955)	$(4,606,081)
Net change in unrealized depreciation on commodity futures contracts	(12,465,515)	(4,676,731)
Interest income	640,533	986,041
Total loss	(13,514,937)	(8,296,771)

Expenses
Management fees	384,364	366,662
Professional fees	290,889	302,080
Distribution and marketing fees	654,180	567,197
Custodian fees and expenses	77,872	84,049
Business permits and licenses fees	41,878	31,946
General and administrative expenses	50,909	63,719
Brokerage commissions	-	28,128
Other expenses	19	7,899
Total expenses	1,500,111	1,451,680

Expenses waived by the Sponsor	(173,253)	(134,117)

Total expenses, net	1,326,858	1,317,563

Net loss	$(14,841,795)	$(9,614,334)

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST
 COMBINED STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	Three months ended	Three months ended
	March 31, 2020	March 31, 2019
Operations
Net loss	$(14,841,795)	$(9,614,334)
Capital transactions
Issuance of Shares	6,857,296	10,098,620
Redemption of Shares	(23,362,396)	(6,794,615)
Net change in the cost of the Underlying Funds	1,235	1,554
Total capital transactions	(16,503,865)	3,305,559

Net change in net assets	(31,345,660)	(6,308,775)

Net assets, beginning of period	167,906,597	150,251,160

Net assets, end of period	$136,560,937	$143,942,385

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST
 COMBINED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended	Three months ended
	March 31, 2020	March 31, 2019
Cash flows from operating activities:
Net loss	$(14,841,795)	$(9,614,334)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized depreciation on commodity futures contracts	12,465,515	4,676,731
Changes in operating assets and liabilities:
Due from broker	(10,023,379)	3,027,583
Interest receivable	(7,348)	90
Other assets	(207,131)	(348,421)
Due to broker	(2,350,592)	77,840
Management fee payable to Sponsor	(21,960)	(12,198)
Payable for purchases of commercial paper	-	(14,951,548)
Other liabilities	(32,208)	13,120
Net cash used in operating activities	(15,018,898)	(17,131,137)

Cash flows from financing activities:
Proceeds from sale of Shares	6,857,296	10,098,620
Redemption of Shares	(23,362,396)	(6,794,615)
Net change in cost of the Underlying Funds	1,235	1,554
Net cash (used in)/provided by financing activities	(16,503,865)	3,305,559

Net change in cash and cash equivalents	(31,522,763)	(13,825,578)
Cash and cash equivalents, beginning of period	166,081,885	159,250,322
Cash and cash equivalents, end of period	$134,559,122	$145,424,744

The accompanying notes are an integral part of these financial statements.

NOTES TO COMBINED FINANCIAL STATEMENTS
March 31, 2020
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

On June 7, 2010, the initial Form S-1 for CORN was declared effective by the U.S. Securities and Exchange Commission (“SEC”). On June 8, 2010, four Creation Baskets for CORN were issued representing 200,000 shares and $5,000,000. CORN began trading on the New York Stock Exchange (“NYSE”) Arca on June 9, 2010. The current registration statement for CORN was declared effective by the SEC on May 1, 2020. The registration statement for CORN registered an additional 10,000,000 shares.

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year ending December 31, 2020.

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

For custody services, the Funds will pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to Global Fund Services 0.06% of average gross assets on the first $250 million, 0.05% on the next $250 million, 0.04% on the next $500 million and 0.03% on the balance over $1 billion annually. A combined minimum annual fee of up to $64,500 for custody, transfer agency, accounting and administrative services is assessed per Fund. These services are recorded in custodian fees and expenses on the combined statements of operations. A summary of these expenses is included below.

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

The Sponsor employs Thales Capital Partners LLC (TCP) as the Marketing Agent. TCP is registered as a Broker-Dealer with the SEC and a member of Financial Industry Regulatory Authority (FINRA) and SIPC. TCP receives an annual fee of $90,000 and an additional 0.0015% of average daily net assets in referred accounts for distribution and solicitation-related services. This additional fee is determined by an agreed upon level of assets at the time of signing the contract. These services are recorded in distribution and marketing fees on the combined statements of operations. A summary of these expenses is included below:

	Three months ended March 31, 2020	Three months ended March 31, 2019
Amount Recognized for Custody Services	$77,872	$84,049
Amount of Custody Services Waived	$12,735	$13,616

Amount Recognized for Distribution Services	$43,703	$37,906
Amount of Distribution Services Waived	$1,470	$1,606

Amount Recognized for Brokerage Commissions	$-	$28,128
Amount of Brokerage Commissions Waived	$-	$-

Amount Recognized for Wilmington Trust	$-	$-
Amount of Wilmington Trust Waived	$-	$-

Amount Recognized for TCP	$22,500	$-
Amount of TCP Waived	$130	$-

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

Brokerage Commissions

Beginning on August 21, 2019, the Sponsor began recognizing the expense for brokerage commissions for futures contract trades on a per-trade basis. Prior to the change, brokerage commissions on all open commodity futures contracts were accrued on the trade date and on a full-turn basis. The below table shows the amounts included on the combined statements of operations as unrealized losses attributed to brokerage commissions as of March 31, 2020.

	CORN	SOYB	CANE	WEAT	TAGS	TRUST
Unrealized Loss Attributed to Brokerage Commissions	$10,661	$1,656	$2,057	$5,400	$-	$19,774
Total Brokerage Commissions paid including unrealized loss	$15,154	$4,454	$3,075	$6,802	$1	$29,486

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

The Funds are required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Funds file income tax returns in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2017 to 2019, the Funds remain subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Funds recording a tax liability that reduces net assets. Based on their analysis, the Funds have determined that they have not incurred any liability for unrecognized tax benefits as of March 31, 2020 and for the years ended December 31, 2019, 2018, and 2017. However, the Funds’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Funds recognize interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three months ended March 31, 2020 and 2019.

The Funds may be subject to potential examination by U.S. federal, U.S. state, or foreign jurisdictional authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions, and compliance with U.S. federal, U.S. state and foreign tax laws.

Creations and Redemptions

Authorized Purchasers may purchase Creation Baskets from each Fund. The amount of the proceeds required to purchase a Creation Basket will be equal to the NAV of the shares in the Creation Basket determined as of 4:00 p.m. (EST) time on the day the order to create the basket is properly received.

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
SOYB: 50,000 shares representing 2 baskets
CANE: 50,000 shares representing 2 baskets
WEAT: 50,000 shares representing 2 baskets
TAGS: 50,000 shares representing 4 baskets

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with maturity dates of 90 days or less when acquired. The Trust reported its cash equivalents in the combined statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short term maturities. Each Fund that is a series of the Trust has the balance of its cash equivalents on deposit with financial institutions. The Trust holds a balance in money market funds that is included in cash and cash equivalents on the combined statements of assets and liabilities. The Sponsor invests a portion of the available cash for the Funds in alternative demand deposit savings accounts, which is classified as cash and not as cash equivalents. Assets deposited with the bank may, at times, exceed federally insured limits. The Sponsor invested a portion of the available cash for the Funds in investment grade commercial paper with durations of 90 days or less, which is classified as a cash equivalent and is not FDIC insured. The Sponsor invests a portion of the cash held by the broker in short term Treasury Bills as collateral for open futures contracts, which is classified as a cash equivalent and is not FDIC insured.

	March 31, 2020	December 31, 2019
Money Market Funds	$65,183,897	$3,060
Demand Deposit Savings Accounts	845,121	89,552,523
Commercial Paper	62,391,005	69,915,031
Treasury Bills	6,139,099	6,611,271
Total cash and cash equivalents as presented on the combined Statement of Assets and Liabilities	$134,559,122	$166,081,885

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

	Three months ended March 31, 2020	Three months ended March 31, 2019
Recognized Related Party Transactions	$591,124	$690,808
Waived Related Party Transactions	$100,682	$36,680

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

	CORN	SOYB	CANE	WEAT	TAGS	TRUST
Three months ended March 31, 2020	$87,107	$29,971	$37,353	$-	$18,822	$173,253
Three months ended March 31, 2019	$5,639	$62,912	$41,482	$2,500	$21,584	$134,117

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

On March 31, 2020 and December 31, 2019, in the opinion of the Trust, the reported value at the close of the market for each commodity contract fairly reflected the value of the futures and no alternative valuations were required. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Funds consider the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

For the three months ended March 31, 2020 and year ended December 31, 2019, the Funds did not have any significant transfers between any of the levels of the fair value hierarchy.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-02: “Financial Instruments—Credit Losses (Topic 326) and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842). The amendment updates and adds language to ASU 2016-02. The amendments were adopted for the quarter ended March 31, 2020; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Funds.

The FASB issued ASU 2020-01: Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The amendments clarify the treatment of transactions that require a company to apply or discontinue the equity method of accounting. The amendments were adopted early for the quarter ended March 31, 2020; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Funds.

The FASB issued 2019-07: “Codification Updates to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates.” The amendments improve, update, and simplify the SEC’s regulations on financial reporting and disclosure. The amendments were adopted for the quarter ended September 30, 2019; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Funds.

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

Note 4 – Fair Value Measurements

The Trust’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Trust’s significant accounting policies in Note 3. The following table presents information about the Trust’s assets and liabilities measured at fair value as of March 31, 2020 and December 31, 2019:

March 31, 2020

Assets:	Level 1	Level 2	Level 3	Balance as of March 31, 2020
Cash Equivalents	$133,714,001	$-	$-	$133,714,001
Commodity Futures Contracts
Wheat futures contracts	4,069,150	-	-	4,069,150
Total	$137,783,151	$-	$-	$137,783,151

Liabilities:	Level 1	Level 2	Level 3	Balance as of March 31, 2020
Commodity Futures Contracts
Corn futures contracts	$6,232,998	$-	$-	$6,232,998
Soybeans futures contracts	1,361,869	-	-	1,361,869
Sugar futures contracts	1,808,516	-	-	1,808,516
Total	$9,403,383	$-	$-	$9,403,383

December 31, 2019

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2019
Cash Equivalents	$76,529,362	$-	$-	$76,529,362
Commodity Futures Contracts
Corn futures contracts	1,365,055	-	-	1,365,055
Soybeans futures contracts	931,896	-	-	931,896
Sugar futures contracts	347,429	-	-	347,429
Wheat futures contracts	5,068,476	-	-	5,068,476
Total	$84,242,218	$-	$-	$84,242,218

Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2019
Commodity Futures Contracts
Corn futures contracts	$581,574	$-	$-	$581,574

For the three months ended March 31, 2020 and year ended December 31, 2019, the Funds did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Funds utilize derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Funds’ derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Funds are also subject to additional counter-party risk due to inability of its counter-parties to meet the terms of their contracts. For the three months ended March 31, 2020 and year ended December 31, 2019, the Funds invested only in commodity futures contracts specifically related to each Fund.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of March 31, 2020 and December 31, 2019.

Offsetting of Financial Assets and Derivative Assets as of March 31, 2020

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Wheat futures contracts	$4,069,150	$-	$4,069,150	$-	$2,789,534	$1,279,616

Offsetting of Financial Liabilities and Derivative Liabilities as of March 31, 2020

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity Price
Corn futures contracts	$6,232,998	$-	$6,232,998	$-	$6,262,998	$-
Soybeans futures contracts	$1,361,869	$-	$1,361,869	$-	$1,361,869	$-
Sugar futures contracts	$1,808,516	$-	$1,808,516	$-	$1,764,665	$43,851

Offsetting of Financial Assets and Derivative Assets as of December 31, 2019

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Corn futures contracts	$1,365,055	$-	$1,365,055	$581,574	$-	$783,481
Soybeans futures contracts	$931,896	$-	$931,896	$-	$643,808	$288,088
Sugar futures contracts	$347,429	$-	$347,429	$-	$237,908	$109,521
Wheat futures contracts	$5,068,476	$-	$5,068,476	$-	$4,258,410	$810,066

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2019

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity Price
Corn futures contracts	$581,574	$-	$581,574	$581,574	$-	$-

The following is a summary of realized and unrealized gains (losses) of the derivative instruments utilized by the Trust:

Three months ended March 31, 2020
Primary Underlying Risk	Realized (Loss) Gain on Commodity Futures Contracts	Net Change in Unrealized (Depreciation) Appreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(1,579,104)	$(7,016,479)
Soybeans futures contracts	(856,215)	(2,293,765)
Sugar futures contracts	292,057	(2,155,945)
Wheat futures contracts	453,307	(999,326)
Total commodity futures contracts	$(1,689,955)	$(12,465,515)

Three months ended March 31, 2019
Primary Underlying Risk	Realized (Loss) Gain on Commodity Futures Contracts	Net Change in Unrealized (Depreciation) Appreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(905,724)	$(2,115,000)
Soybeans futures contracts	33,638	(504,875)
Sugar futures contracts	361,368	60,032
Wheat futures contracts	(4,095,363)	(2,116,888)
Total commodity futures contracts	$(4,606,081)	$(4,676,731)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for the futures contracts held was $148.3 million and $145.6 million for the three months ended March 31, 2020 and 2019, respectively.

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

Note 7 – Detail of the net assets and shares outstanding of the Funds that are a series of the Trust

The following are the net assets and shares outstanding of each Fund that is a series of the Trust and, thus, in total, comprise the combined net assets of the Trust:

March 31, 2020

	Outstanding Shares	Net Assets
Teucrium Corn Fund	4,525,004	$58,581,304
Teucrium Soybean Fund	1,575,004	22,051,905
Teucrium Sugar Fund	1,250,004	6,868,034
Teucrium Wheat Fund	8,500,004	49,057,221
Teucrium Agricultural Fund:
Net assets including the investment in the Underlying Funds	75,002	1,302,417
Less: Investment in the Underlying Funds		(1,299,944)
Net for the Fund in the combined net assets of the Trust		2,473
Total		$136,560,937

December 31, 2019
	Outstanding Shares	Net Assets
Teucrium Corn Fund	5,075,004	$75,220,190
Teucrium Soybean Fund	1,775,004	28,135,131
Teucrium Sugar Fund	1,750,004	12,313,180
Teucrium Wheat Fund	8,950,004	52,236,196
Teucrium Agricultural Fund:
Net assets including the investment in the Underlying Funds	75,002	1,478,780
Less: Investment in the Underlying Funds		(1,476,880)
Net for the Fund in the combined net assets of the Trust		1,900
Total		$167,906,597

The detailed information for the subscriptions and redemptions, and other financial information for each Fund that is a series of the Trust are included in the accompanying financial statements of each Fund.

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended March 31, 2020 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Trust and Funds other than those noted below:

The impact of COVID-19 is evolving rapidly and such events can be highly disruptive to economies and markets. The impact of COVID-19 to the Trust and the Funds is described in more detail in Part 2 of this 10-Q.

CORN: On May 1, 2020 the SEC declared effective a new registration statement for CORN. This registration statement registered an additional 10,000,000 shares of the Fund.

SOYB: The total net assets for the fund increased by $5,957,653, or 27%, for the period March 31, 2020 through May 7, 2020. This was driven by a 32% increase in the shares outstanding and partially offset by a 4% decrease in the net asset value per share.

CANE: Nothing additional to report.

WEAT: Nothing additional to report.

TAGS: Nothing addtional to report.

TEUCRIUM CORN FUND
 STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Cash and cash equivalents	$58,049,998	$74,521,123
Interest receivable	2,765	106
Other assets	112,168	-
Equity in trading accounts:
Commodity futures contracts	-	1,365,055
Due from broker	6,704,211	4,252
Total equity in trading accounts	6,704,211	1,369,307
Total assets	64,869,142	75,890,536

Liabilities
Management fee payable to Sponsor	53,639	65,233
Other liabilities	1,201	23,539
Equity in trading accounts:
Commodity futures contracts	6,232,998	581,574
Total liabilities	6,287,838	670,346

Net assets	$58,581,304	$75,220,190

Shares outstanding	4,525,004	5,075,004

Shares authorized	9,875,000	10,125,000

Net asset value per share	$12.95	$14.82

Market value per share	$12.96	$14.80

  The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND
 SCHEDULE OF INVESTMENTS
March 31, 2020
(Unaudited)

Description: Assets	Fair Value	Percentage of Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio 0.28% (cost $22,343,582)	$22,343,582	38.14%	22,343,582
Blackrock FedFund - Institutional Class 0.36% (cost $2,516,914)	2,516,914	4.30	2,516,914
Total money market funds (cost: $24,860,496)	$24,860,496	42.44%

			Principal Amount
U.S. Treasury Obligations
U.S. Treasury Bills 1.01% (cost: $3,020,558 due 4/7/2020) (a)(b)	$3,022,556	5.16%	3,023,000

Commercial Paper
Energy Transfer Partners 1.56% (cost: $9,978,383 due 4/29/2020)	$9,987,895	17.05%	10,000,000
FMC Technologies, Inc 1.95% (cost: $2,488,818 due 4/01/2020)	2,500,000	4.27	2,500,000
FMC Technologies Inc 1.85% (cost: $4,977,767 due 5/01/2020)	4,992,333	8.52	5,000,000
HP Inc 3.23% (cost: $4,983,111 due 5/08/2020)	4,983,556	8.51	5,000,000
Jabil Inc 1.86% (cost: $4,983,812 due 5/08/2020)	4,990,493	8.52	5,000,000
PVH Corp 1.86% (cost: $2,489,594 due 5/19/2020)	2,493,833	4.25	2,500,000
Total Commercial Paper (cost: $29,901,485)	$29,948,110	51.12%
Total Cash Equivalents	$57,831,162	98.72%

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT corn futures JUL20 (1,195 contracts)	$2,304,990	3.93%	$20,673,500
CBOT corn futures SEP20 (1,004 contracts)	895,568	1.53	17,557,450
CBOT corn futures DEC20 (1,141 contracts)	3,032,440	5.18	20,395,375
Total commodity futures contracts	$6,232,998	10.64%	$58,626,325

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

TEUCRIUM CORN FUND
 STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended	Three months ended
	March 31, 2020	March 31, 2019
Income
Realized and unrealized (loss) gain on trading of commodity futures contracts:
Realized loss on commodity futures contracts	$(1,579,104)	$(905,724)
Net change in unrealized depreciation on commodity futures contracts	(7,016,479)	(2,115,000)
Interest income	289,459	378,942
Total loss	(8,306,124)	(2,641,782)

Expenses
Management fees	170,797	140,122
Professional fees	129,806	98,245
Distribution and marketing fees	328,178	198,415
Custodian fees and expenses	37,328	26,623
Business permits and licenses fees	3,416	5,605
General and administrative expenses	25,619	24,960
Brokerage commissions	-	13,466
Other expenses	-	2,802
Total expenses	695,144	510,238

Expenses waived by the Sponsor	(87,107)	(5,639)

Total expenses, net	608,037	504,599

Net loss	$(8,914,161)	$(3,146,381)

Net loss per share	$(1.87)	$(0.89)
Net loss per weighted average share	$(1.84)	$(0.89)
Weighted average shares outstanding	4,834,619	3,542,782

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND
 STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	Three months ended	Three months ended
	March 31, 2020	March 31, 2019
Operations
Net loss	$(8,914,161)	$(3,146,381)
Capital transactions
Issuance of Shares	3,574,235	2,373,645
Redemption of Shares	(11,298,960)	(809,525)
Total capital transactions	(7,724,725)	1,564,120
Net change in net assets	(16,638,886)	(1,582,261)

Net assets, beginning of period	$75,220,190	$56,379,057

Net assets, end of period	$58,581,304	$54,796,796

Net asset value per share at beginning of period	$14.82	$16.11

Net asset value per share at end of period	$12.95	$15.22

Creation of Shares	250,000	150,000
Redemption of Shares	800,000	50,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND
 STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended	Three months ended
	March 31, 2020	March 31, 2019
Cash flows from operating activities:
Net loss	$(8,914,161)	$(3,146,381)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized depreciation on commodity futures contracts	7,016,479	2,115,000
Changes in operating assets and liabilities:
Due from broker	(6,699,959)	2,175,156
Interest receivable	(2,659)	7
Other assets	(112,168)	(126,378)
Management fee payable to Sponsor	(11,594)	(4,078)
Payable for purchases of commercial paper	-	(4,981,957)
Other liabilities	(22,338)	(485)
Net cash used in operating activities	(8,746,400)	(3,969,116)

Cash flows from financing activities:
Proceeds from sale of Shares	3,574,235	2,373,645
Redemption of Shares	(11,298,960)	(809,525)
Net cash (used in)/provided by financing activities	(7,724,725)	1,564,120

Net change in cash and cash equivalents	(16,471,125)	(2,404,996)
Cash and cash equivalents, beginning of period	74,521,123	58,910,133
Cash and cash equivalents, end of period	$58,049,998	$56,505,137

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
March 31, 2020
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

The investment objective of CORN is to have the daily changes in the NAV of the Fund’s Shares reflect the daily changes in the corn market for future delivery as measured by the Benchmark.  The Benchmark is a weighted average of the closing settlement prices for three futures contracts for corn (“Corn Futures Contracts”) that are traded on the Chicago Board of Trade (“CBOT”):

CORN Benchmark
CBOT Corn Futures Contract	Weighting
Second to expire	35%
Third to expire	30%
December following the third to expire	35%

The Fund commenced investment operations on June 9, 2010 and has a fiscal year ending on December 31. The Fund’s sponsor is Teucrium Trading, LLC (the “Sponsor”). The Sponsor is responsible for the management of the Fund. The Sponsor is registered as a commodity pool operator (“CPO”) and a commodity trading adviser (“CTA”) with the Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association (“NFA”).

On June 7, 2010, the initial Form S-1 for CORN was declared effective by the U.S. Securities and Exchange Commission (“SEC”). On June 8, 2010, four Creation Baskets for CORN were issued representing 200,000 shares and $5,000,000. CORN began trading on the New York Stock Exchange (“NYSE”) Arca on June 9, 2010.  The current registration statement for CORN was declared effective by the SEC on May 1, 2020. The registration statement for CORN registered an additional 10,000,000 shares.

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year ending December 31, 2020.

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

For custody services, the Funds will pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to Global Fund Services 0.06% of average gross assets on the first $250 million, 0.05% on the next $250 million, 0.04% on the next $500 million and 0.03% on the balance over $1 billion annually. A combined minimum annual fee of up to $64,500 for custody, transfer agency, accounting and administrative services is assessed per Fund. These services are recorded in custodian fees and expenses on the statements of operations. A summary of these expenses is included below.

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

The Sponsor employs Thales Capital Partners LLC (TCP) as the Marketing Agent. TCP is registered as a Broker-Dealer with the SEC and a member of Financial Industry Regulatory Authority (FINRA) and SIPC. TCP receives an annual fee of $90,000 and an additional 0.0015% of average daily net assets in referred accounts for distribution and solicitation-related services. This additional fee is determined by an agreed upon level of assets at the time of signing the contract. These services are recorded in distribution and marketing fees on the statements of operations. A summary of these expenses is included below:

	Three months ended March 31, 2020	Three months ended March 31, 2019
Amount Recognized for Custody Services	$37,328	$26,623
Amount of Custody Services Waived	$10,000	$-

Amount Recognized for Distribution Services	$22,315	$13,737
Amount of Distribution Services Waived	$-	$-

Amount Recognized for Brokerage Commissions	$-	$13,466
Amount of Brokerage Commissions Waived	$-	$-

Amount Recognized for Wilmington Trust	$-	$-
Amount of Wilmington Trust Waived	$-	$-

Amount Recognized for TCP	$11,384	$-
Amount of TCP Waived	$-	$-

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

Brokerage Commissions

Beginning on August 21, 2019, the Sponsor began recognizing the expense for brokerage commissions for futures contract trades on a per-trade basis. Prior to the change, brokerage commissions on all open commodity futures contracts were accrued on the trade date and on a full-turn basis. The below table shows the amounts included on the statements of operations as unrealized losses attributed to brokerage commissions as of March 31, 2020.

CORN
Unrealized Loss Attributed to Brokerage Commissions	$10,661
Total Brokerage Commissions paid including unrealized loss	$15,154

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2017 to 2019, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2020 and for the years ended December 31, 2019, 2018, and 2017. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three months ended March 31, 2020 and 2019.

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

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with maturity dates of 90 days or less when acquired. The Trust reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short term maturities. Each Fund that is a series of the Trust has the balance of its cash equivalents on deposit with financial institutions. The Trust holds a balance in money market funds that is included in cash and cash equivalents on the statements of assets and liabilities. The Sponsor invests a portion of the available cash for the Funds in alternative demand deposit savings accounts, which is classified as cash and not as cash equivalents. Assets deposited with the bank may, at times, exceed federally insured limits. The Sponsor invests a portion of the available cash for the Funds in investment grade commercial paper with durations of 90 days or less, which is classified as a cash equivalent and is not FDIC insured. The Sponsor invests a portion of the cash held by the broker in short term Treasury Bills as collateral for open futures contracts, which is classified as a cash equivalent and is not FDIC insured.

	March 31, 2020	December 31, 2019
Money Market Funds	$24,860,496	$102
Demand Deposit Savings Accounts	218,836	36,303,603
Commercial Paper	29,948,110	34,953,236
Treasury Bills	3,022,556	3,264,182
Total cash and cash equivalents as presented on the Statement of Assets and Liabilities	$58,049,998	$74,521,123

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

	Three months ended March 31, 2020	Three months ended March 31, 2019
Recognized Related Party Transactions	$301,642	$249,583
Waived Related Party Transactions	$77,107	$4,500

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

CORN
Three months ended March 31, 2020	$87,107
Three months ended March 31, 2019	$5,639

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

On March 31, 2020 and December 31, 2019, in the opinion of the Trust and the Fund, the reported value of the Corn Futures Contracts traded on the CBOT fairly reflected the value of the Corn Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

For the three months ended March 31, 2020 and for the year ended December 31, 2019, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-02: “Financial Instruments—Credit Losses (Topic 326) and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842). The amendment updates and adds language to ASU 2016-02. The amendments were adopted for the quarter ended March 31, 2020; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2020-01: Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The amendments clarify the treatment of transactions that require a company to apply or discontinue the equity method of accounting. The amendments were adopted early for the quarter ended March 31, 2020; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued 2019-07: “Codification Updates to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates.” The amendments improve, update, and simplify the SEC’s regulations on financial reporting and disclosure. The amendments were adopted for the quarter ended September 30, 2019; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of March 31, 2020 and December 31, 2019:

March 31, 2020

Assets:	Level 1	Level 2	Level 3	Balance as of March 31, 2020
Cash Equivalents	$57,831,162	$-	$-	$57,831,162

Liabilities:	Level 1	Level 2	Level 3	Balance as of March 31, 2020
Corn Futures Contracts	$6,232,998	$-	$-	$6,232,998

December 31, 2019

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2019
Cash Equivalents	$38,217,520	$-	$-	$38,217,520
Corn Futures Contracts	1,365,055	-	-	1,365,055
Total	$39,582,575	$-	$-	$39,582,575

Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2019
Corn Futures Contracts	$581,574	$-	$-	$581,574

For the three months ended March 31, 2020 and year ended December 31, 2019, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For three months ended March 31, 2020 and year ended December 31, 2019, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of March 31, 2020 and December 31, 2019.

Offsetting of Financial Liabilities and Derivative Liabilities as of March 31, 2020

	(i)	(ii)	(iii)=(i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount offset in the Statement of Assets and Liabilities	Net amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity Price
Corn futures contracts	$6,232,998	$-	$6,232,998	$-	$6,232,998	$ -

Offsetting of Financial Assets and Derivative Assets as of December 31, 2019

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Corn futures contracts	$1,365,055	$-	$1,365,055	$581,574	$-	$783,481

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2019

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity Price
Corn futures contracts	$581,574	$-	$581,574	$581,574	$-	$-

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Three months ended March 31, 2020

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(1,579,104)	$(7,016,479)

Three months ended March 31, 2019

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(905,724)	$(2,115,000)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for the futures contracts held was $65.3 million and $55.6 million, respectively, for the three months ended March 31, 2020 and March 31, 2019.

Note 6 – Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the three months ended March 31, 2020 and 2019. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended March 31, 2020	Three months ended March 31, 2019
Per Share Operation Performance
Net asset value at beginning of period	$14.82	$16.11
Income (loss) from investment operations:
Investment income	0.06	0.10
Net realized and unrealized loss on commodity futures contracts	(1.80)	(0.85)
Total expenses, net	(0.13)	(0.14)
Net decrease in net asset value	(1.87)	(0.89)
Net asset value at end of period	$12.95	$15.22
Total Return	(12.65)%	(5.52)%
Ratios to Average Net Assets (Annualized)
Total expenses	4.07%	3.64%
Total expenses, net	3.56%	3.60%
Net investment loss	(1.87)%	(0.90)%

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

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended March 31, 2020 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than those noted below:

The impact of COVID-19 is evolving rapidly and such events can be highly disruptive to economies and markets. The impact of COVID-19 to the Fund is described in more detail in Part 2 of this 10-Q.

On May 1, 2020 the SEC declared effective a new registration statement for CORN. This registration statement registered an additional 10,000,000 shares of the Fund.

TEUCRIUM SOYBEAN FUND
 STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Cash and cash equivalents	$21,822,371	$27,874,691
Interest receivable	1,317	42
Other assets	52,234	4,370
Equity in trading accounts:
Commodity futures contracts	-	931,896
Due from broker	1,558,755	-
Total equity in trading accounts	1,558,755	931,896
Total assets	23,434,677	28,810,999

Liabilities
Management fee payable to Sponsor	19,853	23,139
Other liabilities	1,050	8,921
Equity in trading accounts:
Commodity futures contracts	1,361,869	-
Due to broker	-	643,808
Total equity in trading accounts	1,361,869	643,808
Total liabilities	1,382,772	675,868

Net assets	$22,051,905	$28,135,131

Shares outstanding	1,575,004	1,775,004

Shares authorized	9,625,000	9,700,000

Net asset value per share	$14.00	$15.85

Market value per share	$14.05	$15.83

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND
SCHEDULE OF INVESTMENTS
March 31, 2020
(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio 0.28% (cost $10,926,585)	$10,926,585	49.55%	10,926,585

			Principal Amount
U.S. Treasury Obligations
U.S. Treasury Bills 1.01% (cost: $699,432 due 4/07/2020) (a)(b)	$699,897	3.17%	700,000

Commercial Paper
FMC Techologies 1.85% (cost: $2,488,883 due 5/01/2020)	$2,496,167	11.32%	2,500,000
PVH Corp 1.61% (cost: $4,992,445 due 4/13/2020)	4,997,333	22.66	5,000,000
PVH Corp 1.86% (cost: $2,489,594 due 5/19/2020)	2,493,833	11.31	2,500,000
Total Commercial Paper (cost: $9,970,922)	$9,987,333	45.29%
Total Cash Equivalents	$21,613,815	98.01%

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures JUL20 (174 contracs)	$533,646	2.42%	$7,738,650
CBOT soybean futures NOV20 (152 contracts)	451,546	2.05	6,669,000
CBOT soybean futures NOV21 (181 contracts)	376,677	1.71	7,649,513
Total commodity futures contracts	$1,361,869	6.18%	$22,057,163

(a) Discount yield at the time of purchase inclusive of collateral fees.
(b) All of the security is held by the broker as collateral for open futures contracts.

The accompanying notes are an integral part of these financial statements.

 TEUCRIUM SOYBEAN FUND
SCHEDULE OF INVESTMENTS
December 31, 2019

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio (cost $103)	$103	0.00%	103

			Principal Amount
U.S. Treasury Obligations
U.S. Treasury Bills 1.53% (cost: $714,992 due 01/30/2020) (a)(b)	$715,165	2.54%	716,000

Commercial Paper
General Motors Financial Company, Inc. 2.15% (cost: $2,487,131 due 01/06/2020)	$2,499,260	8.88%	2,500,000
FMC Technologies, Inc. 1.93% (cost: $2,488,133 due 02/04/2020)	2,495,467	8.87	2,500,000
CNH Industrial Capital LLC 1.86% (cost: $2,493,962 due 01/06/2020)	2,499,358	8.89	2,500,000
Jabil Inc. 2.03% (cost: $2,488,637 due 02/28/2020)	2,491,864	8.86	2,500,000
Energy Transfer Operating, L.P. 1.99% (cost: $2,493,813 due 01/31/2020)	2,495,875	8.87	2,500,000
Total Commercial Paper (cost: $12,451,676)	$12,481,824	44.37%
Total Cash Equivalents	$13,197,092	46.91%

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

TEUCRIUM SOYBEAN FUND
 STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended	Three months ended
	March 31, 2020	March 31, 2019
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized (loss) gain on commodity futures contracts	$(856,215)	$33,638
Net change in unrealized depreciation on commodity futures contracts	(2,293,765)	(504,875)
Interest income	105,227	167,991
Total loss	(3,044,753)	(303,246)

Expenses
Management fees	63,221	62,763
Professional fees	58,565	60,706
Distribution and marketing fees	92,158	120,196
Custodian fees and expenses	10,747	26,636
Business permits and licenses fees	3,793	4,393
General and administrative expenses	5,690	10,670
Brokerage commissions	-	2,116
Other expenses	-	1,358
Total expenses	234,174	288,838

Expenses waived by the Sponsor	(29,971)	(62,912)

Total expenses, net	204,203	225,926

Net loss	$(3,248,956)	$(529,172)

Net loss per share	$(1.85)	$(0.41)
Net loss per weighted average share	$(1.89)	$(0.34)
Weighted average shares outstanding	1,718,960	1,555,560

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND
STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	Three months ended	Three months ended
	March 31, 2020	March 31, 2019
Operations
Net loss	$(3,248,956)	$(529,172)
Capital transactions
Issuance of Shares	1,109,288	-
Redemption of Shares	(3,943,558)	(4,117,450)
Total capital transactions	(2,834,270)	(4,117,450)
Net change in net assets	(6,083,226)	(4,646,622)

Net assets, beginning of period	$28,135,131	$27,942,017

Net assets, end of period	$22,051,905	$23,295,395

Net asset value per share at beginning of period	$15.85	$16.20

Net asset value per share at end of period	$14.00	$15.79

Creation of Shares	75,000	-
Redemption of Shares	275,000	250,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND
 STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended	Three months ended
	March 31, 2020	March 31, 2019
Cash flows from operating activities:
Net loss	$(3,248,956)	$(529,172)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Net change in unrealized depreciation on commodity futures contracts	2,293,765	504,875
Changes in operating assets and liabilities:
Due from broker	(1,558,755)	618,790
Interest receivable	(1,275)	4
Other assets	(47,864)	(68,474)
Due to broker	(643,808)	-
Management fee payable to Sponsor	(3,286)	(4,787)
Other liabilities	(7,871)	(120)
Net cash (used in)/provided by operating activities	(3,218,050)	521,116

Cash flows from financing activities:
Proceeds from sale of Shares	1,109,288	-
Redemption of Shares	(3,943,558)	(4,117,450)
Net cash used in financing activities	(2,834,270)	(4,117,450)

Net change in cash and cash equivalents	(6,052,320)	(3,596,334)
Cash and cash equivalents, beginning of period	27,874,691	26,774,939
Cash and cash equivalents, end of period	$21,822,371	$23,178,605

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
March 31, 2020
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

The investment objective of SOYB is to have the daily changes in the NAV of the Fund’s Shares reflect the daily changes in the soybean market for future delivery as measured by the Benchmark. The Benchmark is a weighted average of the closing settlement prices for three futures contracts for soybeans (“Soybean Futures Contracts”) that are traded on the Chicago Board of Trade (“CBOT”):

SOYB Benchmark
CBOT Soybeans Futures Contract	Weighting
Second to expire (excluding August & September)	35%
Third to expire (excluding August & September)	30%
Expiring in the November following the expiration of the third-to-expire contract	35%

The fund commenced investment operations on September 19, 2011 and has a fiscal year ending December 31. The Fund’s sponsor is Teucrium Trading, LLC (the “Sponsor”). The Sponsor is responsible for the management of the Fund. The Sponsor is registered as a commodity pool operator (“CPO”) and a commodity trading adviser (“CTA”) with the Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association (“NFA”).

On June 13, 2011, the initial Form S-1 for SOYB was declared effective by the SEC. On September 16, 2011, two Creation Baskets were issued representing 100,000 shares and $2,500,000. On September 19, 2011, SOYB started trading on the NYSE Arca. The current registration statement for SOYB was declared effective by the SEC on April 30, 2018. The registration statement for SOYB registered an additional 5,000,000 shares.

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year ending December 31, 2020.

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

For custody services, the Funds will pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to Global Fund Services 0.06% of average gross assets on the first $250 million, 0.05% on the next $250 million, 0.04% on the next $500 million and 0.03% on the balance over $1 billion annually. A combined minimum annual fee of up to $64,500 for custody, transfer agency, accounting and administrative services is assessed per Fund. These services are recorded in custodian fees and expenses on the statements of operations. A summary of these expenses is included below.

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

The Sponsor employs Thales Capital Partners LLC (TCP) as the Marketing Agent. TCP is registered as a Broker-Dealer with the SEC and a member of Financial Industry Regulatory Authority (FINRA) and SIPC. TCP receives an annual fee of $90,000 and an additional 0.0015% of average daily net assets in referred accounts for distribution and solicitation-related services. This additional fee is determined by an agreed upon level of assets at the time of signing the contract. These services are recorded in distribution and marketing fees on the statements of operations. A summary of these expenses is included below:

	Three months ended March 31, 2020	Three months ended March 31, 2019
Amount Recognized for Custody Services	$10,747	$26,636
Amount of Custody Services Waived	$-	$12,828

Amount Recognized for Distribution Services	$6,883	$7,916
Amount of Distribution Services Waived	$-	$-

Amount Recognized for Brokerage Commissions	$-	$2,116
Amount of Brokerage Commissions Waived	$-	$-

Amount Recognized for Wilmington Trust	$-	$-
Amount of Wilmington Trust Waived	$-	$-

Amount Recognized for TCP	$3,501	$-
Amount of TCP Waived	$-	$-

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

Beginning in February 2018, the Sponsor began investing a portion of cash in commercial paper, which is deemed a cash equivalent based on the rating and duration of contracts as described in the notes to the financial statements and reflected in cash and cash equivalents on the statements of assets and liabilities and on the statements of cash flows. Accretion on these investments are recognized using the effective interest method in U.S. dollars and included in interest income on the statements of operations.

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

Brokerage Commissions

Beginning on August 21, 2019, the Sponsor began recognizing the expense for brokerage commissions for futures contract trades on a per-trade basis. Prior to the change, brokerage commissions on all open commodity futures contracts were accrued on the trade date and on a full-turn basis. The below table shows the amounts included on the statements of operations as unrealized losses attributed to brokerage commissions as of March 31, 2020.

SOYB
Unrealized Loss Attributed to Brokerage Commissions	$1,656
Total Brokerage Commissions paid including unrealized loss	$4,454

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2017 to 2019, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2020 and for the years ended December 31, 2019, 2018, and 2017. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three months ended March 31, 2020 and 2019.

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

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with maturity dates of 90 days or less when acquired. The Trust reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short term maturities. Each Fund that is a series of the Trust has the balance of its cash equivalents on deposit with financial institutions. The Trust holds a balance in money market funds that is included in cash and cash equivalents on the statements of assets and liabilities. The Sponsor invests a portion of the available cash for the Funds in alternative demand deposit savings accounts, which is classified as cash and not as cash equivalents. Assets deposited with the bank may, at times, exceed federally insured limits. The Sponsor invests a portion of the available cash for the Funds in investment grade commercial paper with durations of 90 days or less, which is classified as a cash equivalent and is not FDIC insured. The Sponsor invests a portion of the cash held by the broker in short term Treasury Bills as collateral for open futures contracts, which is classified as a cash equivalent and is not FDIC insured.

	March 31, 2020	December 31, 2019
Money Market Funds	$10,926,585	$103
Demand Deposit Savings Accounts	208,556	14,677,599
Commercial Paper	9,987,333	12,481,824
Treasury Bills	699,897	715,165
Total cash and cash equivalents as presented on the Statement of Assets and Liabilities	$21,822,371	$27,874,691

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

	Three months ended March 31, 2020	Three months ended March 31, 2019
Recognized Related Party Transactions	$92,650	$143,242
Waived Related Party Transactions	$9,971	$15,706

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

SOYB
Three months ended March 31, 2020	$29,971
Three months ended March 31, 2019	$62,912

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

On March 31, 2020 and December 31, 2019, in the opinion of the Trust and the Fund, the reported value of the Soybean Futures Contracts traded on the CBOT fairly reflected the value of the Soybean Futures Contracts held by the Fund, with no adjustments necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

For the three months ended March 31, 2020 and for the year ended December 31, 2019, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-02: “Financial Instruments—Credit Losses (Topic 326) and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842). The amendment updates and adds language to ASU 2016-02. The amendments were adopted for the quarter ended March 31, 2020; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2020-01: Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The amendments clarify the treatment of transactions that require a company to apply or discontinue the equity method of accounting. The amendments were adopted early for the quarter ended March 31, 2020; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued 2019-07: “Codification Updates to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates.” The amendments improve, update, and simplify the SEC’s regulations on financial reporting and disclosure. The amendments were adopted for the quarter ended September 30, 2019; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of March 31, 2020 and December 31, 2019:

March 31, 2020

Assets:	Level 1	Level 2	Level 3	Balance as of March 31, 2020
Cash Equivalents	$21,613,815	$-	$-	$21,613,815

Liabilities:	Level 1	Level 2	Level 3	Balance as of March 31, 2020
Soybeans futures contracts	$1,361,869	$-	$-	$1,361,869

December 31, 2019

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2019
Cash Equivalents	$13,197,092	$-	$-	$13,197,092
Soybeans futures contracts	931,896	-	$-	931,896
Total	$14,128,988	$-	$-	$14,128,988

For the three months ended March 31, 2020 and year ended December 31, 2019, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the three months ended March 31, 2020 and year ended December 31, 2019, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of March 31, 2020 and December 31, 2019.

Offsetting of Financial Liabilities and Derivative Liabilities as of March 31, 2020

	(i)	(ii)	(iii)=(i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount offset in the Statement of Assets and Liabilities	Net amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Soybean futures contracts	$1,361,869	$-	$1,361,869	$-	$1,361,869	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2019

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Soybeans futures contracts	$931,896	$-	$931,896	$-	$643,808	$288,088

The following is a summary of realized and unrealized gains and losses of the derivative instruments utilized by the Fund:

Three months ended March 31, 2020
	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Soybeans futures contracts	$(856,215)	$(2,293,765)

Three months ended March 31, 2019
	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Soybeans futures contracts	$33,638	$(504,875)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $24.1 million and $24.2 million, respectively for the three months ended March 31, 2020 and March 31, 2019.

Note 6 – Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the three months ended March 31, 2020 and 2019. This information has been derived from information presented in the financial statements. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended March 31, 2020	Three months ended March 31, 2019
Per Share Operation Performance
Net asset value at beginning of period	$15.85	$16.20
Income (loss) from investment operations:
Investment income	0.06	0.11
Net realized and unrealized loss on commodity futures contracts	(1.79)	(0.37)
Total expenses, net	(0.12)	(0.15)
Net decrease in net asset value	(1.85)	(0.41)
Net asset value at end of period	$14.00	$15.79
Total Return	(11.67)%	(2.53)%
Ratios to Average Net Assets (Annualized)
Total expenses	3.70%	4.60%
Total expenses, net	3.23%	3.60%
Net investment loss	(1.57)%	(0.92)%

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

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended March 31, 2020 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than those noted below:
The impact of COVID-19 is evolving rapidly and such events can be highly disruptive to economies and markets. The impact of COVID-19 to the Fund is described in more detail in Part 2 of this 10-Q.

The total net assets for the fund increased by $5,957,653, or 27%, for the period March 31, 2020 through May 7, 2020. This was driven by a 32% increase in the shares outstanding and partially offset by a 4% decrease in the net asset value per share.

TEUCRIUM SUGAR FUND
 STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Cash and cash equivalents	$6,902,073	$12,215,795
Interest receivable	585	28
Other assets	18,230	1,140
Equity in trading accounts:
Commodity futures contracts	-	347,429
Due from broker	1,764,665	-
Total equity in trading accounts	1,764,665	347,429
Total assets	8,685,553	12,564,392

Liabilities
Management fee payable to Sponsor	6,825	10,609
Other liabilities	2,178	2,695
Equity in trading accounts:
Commodity futures contracts	1,808,516	-
Due to broker	-	237,908
Total equity in trading accounts	1,808,516	237,908
Total liabilities	1,817,519	251,212

Net assets	$6,868,034	$12,313,180

Shares outstanding	1,250,004	1,750,004

Shares authorized	9,650,000	9,725,000

Net asset value per share	$5.49	$7.04

Market value per share	$5.46	$7.02

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND
 SCHEDULE OF INVESTMENTS
March 31, 2020
(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio 0.28% (cost $3,668,401)	$3,668,401	53.41%	3,668,401
Blackrock FedFund - Institutional Class 0.36% (cost: $8,444)	8,444	0.12	8,444
Total money market funds (cost: $3,676,845)	$3,676,845	53.53%

			Principal Amount
U.S. Treasury Obligations
U.S. Treasury Bills 1.01% (cost: $529,582 due 4/07/2020) (a)(b)	$529,924	7.72%	530,000

Commercial Paper
HP Inc. 3.23% (cost: $2,491,556 due 5/08/2020)	$2,491,778	36.28%	2,500,000
Total cash equivalents	$6,698,547	97.53%

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States sugar futures contracts
ICE sugar futures JUL20 (203 contracts)	$563,378	8.20%	$2,387,280
ICE sugar futures OCT20 (171 contracts)	667,517	9.72	2,060,755
ICE sugar futures MAR21 (190 contracts)	577,621	8.41	2,425,920
Total commodity futures contracts	$1,808,516	26.33%	$6,873,955

(a) Discount yield at the time of purchase inclusive of collateral fees.
(b) All of the security is held by the broker as collateral for open futures contracts.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND
SCHEDULE OF INVESTMENTS
December 31, 2019

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio (cost $103)	$103	0.00%	103

			Principal Amount
U.S. Treasury Obligations
U.S. Treasury Bills 1.53% (cost: $683,030 due 01/30/2020) (a)(b)	$683,196	5.55%	684,000

Commercial Paper
FMC Technologies 1.86% (cost: $2,494,476 due 01/02/2020)	$ 2,499,872	20.30%	2,500,000
Total Cash Equivalents	$3,183,171	25.85%

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

TEUCRIUM SUGAR FUND
 STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended	Three months ended
	March 31, 2020	March 31, 2019
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain on commodity futures contracts	$292,057	$361,368
Net change in unrealized (depreciation) appreciation on commodity futures contracts	(2,155,945)	60,032
Interest income	42,971	66,622
Total (loss) income	$(1,820,917)	488,022

Expenses
Management fees	26,501	26,133
Professional fees	23,160	46,448
Distribution and marketing fees	45,334	45,591
Custodian fees and expenses	6,971	5,226
Business permits and licenses fees	18,590	4,442
General and administrative expenses	3,176	4,304
Brokerage commissions	-	1,943
Other expenses	15	950
Total expenses	123,747	135,037

Expenses waived by the Sponsor	(37,353)	(41,482)

Total expenses, net	86,394	93,555

Net (loss) income	$(1,907,311)	$394,467

Net (loss) income per share	$(1.55)	$0.23
Net (loss) income per weighted average share	$(1.25)	$0.28
Weighted average shares outstanding	1,525,279	1,427,782

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND
 STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	Three months ended	Three months ended
	March 31, 2020	March 31, 2019
Operations
Net (loss) income	$(1,907,311)	$394,467
Capital transactions
Issuance of Shares	422,640	-
Redemption of Shares	(3,960,475)	(1,324,400)
Total capital transactions	(3,537,835)	(1,324,400)
Net change in net assets	(5,445,146)	(929,933)

Net assets, beginning of period	$12,313,180	$10,778,739

Net assets, end of period	$6,868,034	$9,848,806

Net asset value per share at beginning of period	$7.04	$7.07

Net asset value per share at end of period	$5.49	$7.30

Creation of Shares	75,000	-
Redemption of Shares	575,000	175,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND
 STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended	Three months ended
	March 31, 2020	March 31, 2019
Cash flows from operating activities:
Net (loss) income	$(1,907,311)	$394,467
Adjustments to reconcile net (loss) income to net cash (used in)/provided by operating activities:
Net change in unrealized depreciation (appreciation) on commodity futures contracts	2,155,945	(60,032)
Changes in operating assets and liabilities:
Due from broker	(1,764,665)	351,972
Interest receivable	(557)	90
Other assets	(17,090)	(78,642)
Due to broker	(237,908)	77,840
Management fee payable to Sponsor	(3,784)	(1,238)
Other liabilities	(517)	(10,820)
Net cash (used in)/provided by operating activities	(1,775,887)	673,637

Cash flows from financing activities:
Proceeds from sale of Shares	422,640	-
Redemption of Shares	(3,960,475)	(1,324,400)
Net cash used in financing activities	(3,537,835)	(1,324,400)

Net change in cash and cash equivalents	(5,313,722)	(650,763)
Cash and cash equivalents, beginning of period	12,215,795	10,261,941
Cash and cash equivalents, end of period	$6,902,073	$9,611,178

The accompanying notes are an integral part of these financial statements.

 NOTES TO FINANCIAL STATEMENTS
March 31, 2020
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

The investment objective of CANE is to have the daily changes in the NAV of the Fund’s Shares reflect the daily changes in the sugar market for future delivery as measured by the Benchmark. The Benchmark is a weighted average of the closing settlement prices for three futures contracts for No. 11 sugar (“Sugar Futures Contracts”) that are traded on the ICE Futures US (“ICE”):

CANE Benchmark
ICE Sugar Futures Contract	Weighting
Second to expire	35%
Third to expire	30%
Expiring in the March following the expiration of the third-to-expire contract	35%

The Fund commenced investment operations on September 19, 2011 and has a fiscal year ending December 31. The Fund’s sponsor is Teucrium Trading, LLC (the “Sponsor”). The Sponsor is responsible for the management of the Fund.  The Sponsor is registered as a commodity pool operator (“CPO”) and a commodity trading adviser (“CTA”) with the Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association (“NFA”).

On June 13, 2011, the initial Form S-1 for CANE was declared effective by the SEC. On September 16, 2011, two Creation Baskets were issued representing 100,000 shares and $2,500,000. On September 19, 2011, CANE started trading on the NYSE Arca. The current registration statement for CANE was declared effective by the SEC on April 30, 2018. The registration statement for CANE registered an additional 5,000,000 shares.

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year ending December 31, 2020.

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

For custody services, the Funds will pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to Global Fund Services 0.06% of average gross assets on the first $250 million, 0.05% on the next $250 million, 0.04% on the next $500 million and 0.03% on the balance over $1 billion annually. A combined minimum annual fee of up to $64,500 for custody, transfer agency, accounting and administrative services is assessed per Fund. These services are recorded in custodian fees and expenses on the statements of operations. A summary of these expenses is included below.

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

The Sponsor employs Thales Capital Partners LLC (TCP) as the Marketing Agent. TCP is registered as a Broker-Dealer with the SEC and a member of Financial Industry Regulatory Authority (FINRA) and SIPC. TCP receives an annual fee of $90,000 and an additional 0.0015% of average daily net assets in referred accounts for distribution and solicitation-related services. This additional fee is determined by an agreed upon level of assets at the time of signing the contract. These services are recorded in distribution and marketing fees on the statements of operations. A summary of these expenses is included below:

	Three months ended March 31, 2020	Three months ended March 31, 2019
Amount Recognized for Custody Services	$6,971	$5,226
Amount of Custody Services Waived	$2,201	$-

Amount Recognized for Distribution Services	$3,027	$4,556
Amount of Distribution Services Waived	$1,213	$1,365

Amount Recognized for Brokerage Commissions	$-	$1,943
Amount of Brokerage Commissions Waived	$-	$-

Amount Recognized for Wilmington Trust	$-	$-
Amount of Wilmington Trust Waived	$-	$-

Amount Recognized for TCP	$1,594	$-
Amount of TCP Waived	$-	$-

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

Beginning in February 2018, the Sponsor began investing a portion of cash in commercial paper, which is deemed a cash equivalent based on the rating and duration of contracts as described in the notes to the financial statements and reflected in cash and cash equivalents on the statements of assets and liabilities and on the statements of cash flows. Accretion on these investments are recognized using the effective interest method in U.S. dollars and included in interest income on the statements of operations.

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

Brokerage Commissions

Beginning on August 21, 2019, the Sponsor began recognizing the expense for brokerage commissions for futures contract trades on a per-trade basis. Prior to the change, brokerage commissions on all open commodity futures contracts were accrued on the trade date and on a full-turn basis. The below table shows the amounts included on the statements of operations as unrealized losses attributed to brokerage commissions as of March 31, 2020.

CANE
Unrealized Loss Attributed to Brokerage Commissions	$2,057
Total Brokerage Commissions paid including unrealized loss	$3,075

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2017 to 2019, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for tax benefits as of March 31, 2020 and for the years ended December 31, 2019, 2018 and 2017. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three months ended March 31, 2020 and 2019.

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

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with maturity dates of 90 days or less when acquired. The Trust reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short term maturities. Each Fund that is a series of the Trust has the balance of its cash equivalents on deposit with financial institutions. The Trust holds a balance in money market funds that is included in cash and cash equivalents on the statements of assets and liabilities. The Sponsor invests a portion of the available cash for the Funds in alternative demand deposit savings accounts, which is classified as cash and not as cash equivalents. Assets deposited with the bank may, at times, exceed federally insured limits. The Sponsor invests a portion of the available cash for the Funds in investment grade commercial paper with durations of 90 days or less, which is classified as a cash equivalent and is not FDIC insured. The Sponsor invests a portion of the cash held by the broker in short term Treasury Bills as collateral for open futures contracts, which is classified as a cash equivalent and is not FDIC insured.

	March 31, 2020	December 31, 2019
Money Market Funds	$3,676,845	$103
Demand Deposit Savings Accounts	203,526	9,032,624
Commercial Paper	2,491,778	2,499,872
Treasury Bills	529,924	683,196
Total cash and cash equivalents as presented on the Statement of Assets and Liabilities	$6,902,073	$12,215,795

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

	Three months ended March 31, 2020	Three months ended March 31, 2019
Recognized Related Party Transactions	$41,198	$83,422
Waived Related Party Transactions	$10,139	$9,168

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

CANE
Three months ended March 31, 2020	$37,353
Three months ended March 31, 2019	$41,482

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

On March 31, 2020 and December 31, 2019, in the opinion of the Trust and the Fund, the reported value of the Sugar Futures Contracts traded on the ICE fairly reflected the value of the Sugar Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

For the three months ended March 31, 2020 and year ended December 31, 2019, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-02: “Financial Instruments—Credit Losses (Topic 326) and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842). The amendment updates and adds language to ASU 2016-02. The amendments were adopted for the quarter ended March 31, 2020; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2020-01: Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The amendments clarify the treatment of transactions that require a company to apply or discontinue the equity method of accounting. The amendments were adopted early for the quarter ended March 31, 2020; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued 2019-07: “Codification Updates to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates.” The amendments improve, update, and simplify the SEC’s regulations on financial reporting and disclosure. The amendments were adopted for the quarter ended September 30, 2019; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of March 31, 2020 and December 31, 2019:

March 31, 2020
Assets:	Level 1	Level 2	Level 3	Balance as of March 31, 2020
Cash Equivalents	$6,698,547	$-	$-	$6,698,547

Liabilities:	Level 1	Level 2	Level 3	Balance as of March 31, 2020
Sugar Futures Contracts	$1,808,516	$-	$-	$1,808,516

December 31, 2019
Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2019
Cash Equivalents	$3,183,171	$-	$-	$3,183,171
Sugar Futures Contracts	347,429	-	-	347,429
Total	$3,530,600	$-	$-	$3,530,600

For the three months ended March 31, 2020 and year ended December 31, 2019, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the three months ended March 31, 2020 and year ended December 31, 2019, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of March 31, 2020 and December 31, 2019.

Offsetting of Financial Liabilities and Derivative Liabilities as of March 31, 2020

	(i)	(ii)	(iii)=(i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount offset in the Statement of Assets and Liabilities	Net amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity Price
Sugar futures contracts	$1,808,516	$-	$1,808,516	$-	$1,764,665	$43,851

Offsetting of Financial Assets and Derivative Assets as of December 31, 2019

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Sugar futures contracts	$347,429	$-	$347,429	$-	$237,908	$109,521

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Three months ended March 31, 2020
	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Sugar futures contracts	$292,057	$(2,155,945)

Three months ended March 31, 2019
	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Sugar futures contracts	$361,368	$60,032

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held were $9.7 million and $10.3 million, respectively, for the three months ended March 31, 2020 and March 31, 2019.

Note 6 – Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the three months ended March 31, 2020 and 2019. This information has been derived from information presented in the financial statements. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended March 31, 2020	Three months ended March 31, 2019
Per Share Operation Performance
Net asset value at beginning of period	$7.04	$7.07
Income (loss) from investment operations:
Investment income	0.03	0.05
Net realized and unrealized (loss) gain on commodity futures contracts	(1.52)	0.25
Total expenses, net	(0.06)	(0.07)
Net (decrease) increase in net asset value	(1.55)	0.23
Net asset value at end of period	$5.49	$7.30
Total Return	(21.91)%	3.25%
Ratios to Average Net Assets (Annualized)
Total expenses	4.67%	5.17%
Total expenses, net	3.26%	3.58%
Net investment loss	(1.64)%	(1.03)%

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

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended March 31, 2020 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than those noted below:

The impact of COVID-19 is evolving rapidly and such events can be highly disruptive to economies and markets. The impact of COVID-19 to the Fund is described in more detail in Part 2 of this 10-Q.

TEUCRIUM WHEAT FUND
 STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Cash and cash equivalents	$47,780,802	$51,467,643
Interest receivable	2,929	71
Other assets	34,218	4,209
Equity in trading accounts:
Commodity futures contracts	4,069,150	5,068,476
Total assets	51,887,099	56,540,399

Liabilities
Management fee payable to Sponsor	39,621	42,917
Other liabilities	723	2,876
Equity in trading accounts:
Due to broker	2,789,534	4,258,410
Total liabilities	2,829,878	4,304,203

Net assets	$49,057,221	$52,236,196

Shares outstanding	8,500,004	8,950,004

Shares authorized	42,700,000	43,000,000

Net asset value per share	$5.77	$5.84

Market value per share	$5.80	$5.85

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND
 SCHEDULE OF INVESTMENTS
March 31, 2020
 (Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio 0.28% (cost $25,699,204)	$25,699,204	52.39%	25,699,204
Blackrock RedFund - Institutional Class 0.36% (cost: $16,889)	16,889	0.03	16,889
Total money market funds (cost: $25,716,093)	$25,716,093	52.42%

			Principal Amount
U.S. Treasury Obligations
U.S. Treasury Bills 1.01% (cost: $1,885,473 due 4/07/2020)	$1,886,722	3.85%	1,887,000

Commercial Paper
Energy Transfer Partners 1.56% (cost: $9,978,383 due 04/29/2020)	$9,987,895	20.36%	10,000,000
FMC Technologies 1.85% (cost: $4,977,767 due 05/01/2020)	4,992,333	10.17	5,000,000
HP Inc 3.23% (cost: $4,983,111 due 05/08/2020)	4,983,556	10.16	5,000,000
Total Commercial Paper (Total cost: $19,939,261)	$19,963,784	40.69%
Total Cash Equivalents	$47,566,599	96.96%

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures JUL20 (611 contracts)	$1,006,000	2.05%	$17,184,375
CBOT wheat futures SEP20 (522 contracts)	1,343,901	2.74	14,753,025
CBOT wheat futures DEC20 (599 contracts)	1,719,249	3.50	17,153,863
Total commodity futures contracts	$4,069,150	8.29%	$49,091,263

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

TEUCRIUM WHEAT FUND
 STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended	Three months ended
	March 31, 2020	March 31, 2019
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$453,307	$(4,095,363)
Net change in unrealized depreciation on commodity futures contracts	(999,326)	(2,116,888)
Interest income	202,866	372,469
Total loss	(343,153)	(5,839,782)

Expenses
Management fees	123,845	137,644
Professional fees	76,784	93,678
Distribution and marketing fees	183,577	196,907
Custodian fees and expenses	22,292	24,776
Business permits and licenses fees	4,954	5,506
General and administrative expenses	16,100	23,399
Brokerage commissions	-	10,603
Other expenses	-	2,753
Total expenses	427,552	495,266

Expenses waived by the Sponsor	-	(2,500)

Total expenses, net	427,552	492,766

Net loss	$(770,705)	$(6,332,548)

Net loss per share	$(0.07)	$(0.65)
Net loss per weighted average share	$(0.09)	$(0.65)
Weighted average shares outstanding	8,777,477	9,752,782

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND
 STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	Three months ended	Three months ended
	March 31, 2020	March 31, 2019
Operations
Net loss	$(770,705)	$(6,332,548)
Capital transactions
Issuance of Shares	1,751,133	7,724,975
Redemption of Shares	(4,159,403)	(543,240)
Total capital transactions	(2,408,270)	7,181,735
Net change in net assets	(3,178,975)	849,187

Net assets, beginning of period	$52,236,196	$55,149,873

Net assets, end of period	$49,057,221	$55,999,060

Net asset value per share at beginning of period	$5.84	$5.95

Net asset value per share at end of period	$5.77	$5.30

Creation of Shares	300,000	1,400,000
Redemption of Shares	750,000	100,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND
 STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended	Three months ended
	March 31, 2020	March 31, 2019
Cash flows from operating activities:
Net loss	$(770,705)	$(6,332,548)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized depreciation on commodity futures contracts	999,326	2,116,888
Changes in operating assets and liabilities:
Due from broker	-	(118,335)
Interest receivable	(2,858)	(10)
Other assets	(30,009)	(74,552)
Due to broker	(1,468,876)	-
Payable for purchases of commercial paper	-	(9,969,591)
Management fee payable to Sponsor	(3,296)	(2,095)
Other liabilities	(2,153)	24,946
Net cash used in operating activities	(1,278,571)	(14,355,297)

Cash flows from financing activities:
Proceeds from sale of Shares	1,751,133	7,724,975
Redemption of Shares	(4,159,403)	(543,240)
Net cash (used in)/provided by financing activities	(2,408,270)	7,181,735

Net change in cash and cash equivalents	(3,686,841)	(7,173,562)
Cash and cash equivalents, beginning of period	51,467,643	63,300,447
Cash and cash equivalents, end of period	$47,780,802	$56,126,885

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
March 31, 2020
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

The investment objective of WEAT is to have the daily changes in the NAV of the Fund’s Shares reflect the daily changes in the wheat market for future delivery as measured by the Benchmark. The Benchmark is a weighted average of the closing settlement prices for three futures contracts for wheat (“Wheat Futures Contracts”) that are traded on the Chicago Board of Trade (“CBOT”):

WEAT Benchmark
CBOT Wheat Futures Contract	Weighting
Second to expire	35%
Third to expire	30%
December following the third-to-expire	35%

The Fund commenced investment operations on September 19, 2011 and has a fiscal year ending December 31. The Fund’s sponsor is Teucrium Trading, LLC (the “Sponsor”). The Sponsor is responsible for the management of the Fund.  The Sponsor is registered as a commodity pool operator (“CPO”) and a commodity trading adviser (“CTA”) with the Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association (“NFA”).

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year ending December 31, 2020.

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

For custody services, the Funds will pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to Global Fund Services 0.06% of average gross assets on the first $250 million, 0.05% on the next $250 million, 0.04% on the next $500 million and 0.03% on the balance over $1 billion annually. A combined minimum annual fee of up to $64,500 for custody, transfer agency, accounting and administrative services is assessed per Fund.These services are recorded in custodian fees and expenses on the statements of operations. A summary of these expenses is included below.

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

The Sponsor employs Thales Capital Partners LLC (TCP) as the Marketing Agent. TCP is registered as a Broker-Dealer with the SEC and a member of Financial Industry Regulatory Authority (FINRA) and SIPC. TCP receives an annual fee of $90,000 and an additional 0.0015% of average daily net assets in referred accounts for distribution and solicitation-related services. This additional fee is determined by an agreed upon level of assets at the time of signing the contract. These services are recorded in distribution and marketing fees on the statements of operations. A summary of these expenses is included below:

	Three months ended March 31, 2020	Three months ended March 31, 2019
Amount Recognized for Custody Services	$22,292	$24,776
Amount of Custody Services Waived	$-	$-

Amount Recognized for Distribution Services	$11,222	$11,365
Amount of Distribution Services Waived	$-	$-

Amount Recognized for Brokerage Commissions	$-	$10,603
Amount of Brokerage Commissions Waived	$-	$-

Amount Recognized for Wilmington Trust	$-	$-
Amount of Wilmington Trust Waived	$-	$-

Amount Recognized for TCP	$5,890	$-
Amount of TCP Waived	$-	$-

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

Beginning in October 2017, the Sponsor began investing a portion of cash in commercial paper, which is deemed a cash equivalent based on the rating and duration of contracts as described in the notes to the financial statements and reflected in cash and cash equivalents on the statements of assets and liabilities and on the statements of cash flows. Accretion on these investments are recognized using the effective interest method in U.S. dollars and included in interest income on the statements of operations.

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

Brokerage Commissions

Beginning on August 21, 2019, the Sponsor began recognizing the expense for brokerage commissions for futures contract trades on a per-trade basis. Prior to the change, brokerage commissions on all open commodity futures contracts were accrued on the trade date and on a full-turn basis. The below table shows the amounts included on the statements of operations as unrealized losses attributed to brokerage commissions as of March 31, 2020.

WEAT
Unrealized Loss Attributed to Brokerage Commissions	$5,400
Total Brokerage Commissions paid including unrealized loss	$6,802

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2017 to 2019, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2020 and for the years ended December 31, 2019, 2018 and 2017. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three months ended March 31, 2020 and 2019.

The Fund may be subject to potential examination by U.S. federal, U.S. state, or foreign jurisdictional authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions, and compliance with U.S. federal, U.S. state and foreign tax laws.

Creations and Redemptions

Authorized Purchasers may purchase Creation Baskets consisting of 25,000 shares from the Fund.. The amount of the proceeds required to purchase a Creation Basket will be equal to the NAV of the shares in the Creation Basket determined as of 4:00 p.m.(EST) on the day the order to create the basket is properly received.

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

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with maturity dates of 90 days or less when acquired. The Trust reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short term maturities. Each Fund that is a series of the Trust has the balance of its cash equivalents on deposit with financial institutions. The Trust holds a balance in money market funds that is included in cash and cash equivalents on the statements of assets and liabilities. The Sponsor invests a portion of the available cash for the Funds in alternative demand deposit savings accounts, which is classified as cash and not as cash equivalents. Assets deposited with the bank may, at times, exceed federally insured limits. The Sponsor invests a portion of the available cash for the Funds in investment grade commercial paper with durations of 90 days or less, which is classified as a cash equivalent and is not FDIC insured. The Sponsor invests a portion of the cash held by the broker in short term Treasury Bills as collateral for open futures contracts, which is classified as a cash equivalent and is not FDIC insured.

	March 31, 2020	December 31, 2019
Money Market Funds	$25,716,093	$119
Demand Deposit Savings Accounts	214,203	29,538,697
Commercial Paper	19,963,784	19,980,099
Treasury Bills	1,886,722	1,948,728
Total cash and cash equivalents as presented on the Statement of Assets and Liabilities	$47,780,802	$51,467,643

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

	Three months ended March 31, 2020	Three months ended March 31, 2019
Recognized Related Party Transactions	$152,169	$208,528
Waived Related Party Transactions	$-	$2,500

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

WEAT
Three months ended March 31, 2020	$-
Three months ended March 31, 2019	$2,500

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

On March 31, 2020 and December 31, 2019, in the opinion of the Trust and the Fund, the reported value of the Wheat Futures Contracts traded on the CBOT fairly reflected the value of the Wheat Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

For the three months ended March 31, 2020 and year ended December 31, 2019, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-02: “Financial Instruments—Credit Losses (Topic 326) and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842). The amendment updates and adds language to ASU 2016-02. The amendments were adopted for the quarter ended March 31, 2020; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2020-01: Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The amendments clarify the treatment of transactions that require a company to apply or discontinue the equity method of accounting. The amendments were adopted early for the quarter ended March 31, 2020; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued 2019-07: “Codification Updates to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates.” The amendments improve, update, and simplify the SEC’s regulations on financial reporting and disclosure. The amendments were adopted for the quarter ended September 30, 2019; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of March 31, 2020 and December 31, 2019:

March 31, 2020

Assets:	Level 1	Level 2	Level 3	Balance as of March 31, 2020
Cash Equivalents	$47,566,599	$-	$-	$47,566,599
Wheat Futures contracts	4,069,150	-	-	4,069,150
Total	$51,635,749	$-	$-	$51,635,749

December 31, 2019

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2019
Cash Equivalents	$21,928,946	$-	$-	$21,928,946
Wheat Futures contracts	5,068,476	-	-	5,068,476
Total	$26,997,422	$-	$-	$26,997,422

For the three months ended March 31, 2020 and year ended December 31, 2019, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the three months ended March 31, 2020 and for the year ended December 31, 2019, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of March 31, 2020 and December 31, 2019.

Offsetting of Financial Assets and Derivative Assets as of March 31, 2020

	(i)	(ii)	(iii)=(i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount offset in the Statement of Assets and Liabilities	Net amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Wheat futures contracts	$4,069,150	$-	$4,069,150	$-	$2,789,534	$1,279,616

Offsetting of Financial Assets and Derivative Assets as of December 31, 2019

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity Price
Wheat futures contracts	$5,068,476	$-	$5,068,476	$-	$4,258,410	$810,066

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Three months ended March 31, 2020
	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Wheat futures contracts	$453,307	$(999,326)

Three months ended March 31, 2019
	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Wheat futures contracts	$(4,095,363)	$(2,116,888)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $49.2 million and $55.5 million, respectively, for the three months ended March 31, 2020 and March 31, 2019.

Note 6 – Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the three months ended March 31, 2020 and 2019. This information has been derived from information presented in the financial statements. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended March 31, 2020	Three months ended March 31, 2019
Per Share Operation Performance
Net asset value at beginning of period	$5.84	$5.95
Income (loss) from investment operations:
Investment income	0.02	0.04
Net realized and unrealized loss on commodity futures contracts	(0.04)	(0.64)
Total expenses, net	(0.05)	(0.05)
Net decrease in net asset value	(0.07)	(0.65)
Net asset value at end of period	$5.77	$5.30
Total Return	(1.11)%	(10.92)%
Ratios to Average Net Assets (Annualized)
Total expenses	3.45%	3.60%
Total expenses, net	3.45%	3.58%
Net investment loss	(1.81)%	(0.87)%

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

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended March 31, 2020 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than those noted below:

The impact of COVID-19 is evolving rapidly and such events can be highly disruptive to economies and markets. The impact of COVID-19 to the Fund is described in more detail in Part 2 of this 10-Q.

TEUCRIUM AGRICULTURAL FUND
 STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Cash equivalents	$3,878	$2,633
Interest receivable	2	3
Equity in trading accounts:
Investments in securities, at fair value (cost $1,835,997 and $1,908,649 as of March 31, 2020 and December 31, 2019, respectively)	1,299,944	1,476,880
Total assets	1,303,824	1,479,516

Liabilities
Other liabilities	1,407	736

Net assets	$1,302,417	$1,478,780

Shares outstanding	75,002	75,002

Shares authorized	4,625,000	4,625,000

Net asset value per share	$17.37	$19.72

Market value per share	$16.97	$19.60

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND
 SCHEDULE OF INVESTMENTS
March 31, 2020
(Unaudited)

Description: Assets	Fair Value	Percentage of Net Assets	Shares

Exchange-traded funds
Teucrium Corn Fund	$314,694	24.16%	24,308
Teucrium Soybean Fund	325,962	25.03	23,281
Teucrium Sugar Fund	312,214	23.97	56,824
Teucrium Wheat Fund	347,074	26.65	60,137
Total exchange-traded funds (cost $1,835,997)	$1,299,944	99.81%

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio 0.28% (cost $3,878)	$3,878	0.30%	3,878

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

TEUCRIUM AGRICULTURAL FUND
 STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended	Three months ended
	March 31, 2020	March 31, 2019
Income
Realized and unrealized gain (loss) on trading of securities:
Realized loss on securities	$(71,417)	$(7,537)
Net change in unrealized depreciation on securities	(104,284)	(53,036)
Interest income	10	17
Total loss	(175,691)	(60,556)

Expenses
Professional fees	2,574	3,003
Distribution and marketing fees	4,933	6,088
Custodian fees and expenses	534	788
Business permits and licenses fees	11,125	12,000
General and administrative expenses	324	386
Other expenses	4	36
Total expenses	19,494	22,301

Expenses waived by the Sponsor	(18,822)	(21,584)

Total expenses, net	672	717

Net loss	$(176,363)	$(61,273)

Net (loss) income per share	$(2.35)	$(0.82)
Net (loss) income per weighted average share	$(2.35)	$(0.82)
Weighted average shares outstanding	75,002	75,002

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND
 STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	Three months ended	Three months ended
	March 31, 2020	March 31, 2019
Operations
Net loss	$(176,363)	$(61,273)
Net change in net assets	(176,363)	(61,273)

Net assets, beginning of period	$1,478,780	$1,524,760

Net assets, end of period	$1,302,417	$1,463,487

Net asset value per share at beginning of period	$19.72	$20.33

Net asset value per share at end of period	$17.37	$19.51

Creation of Shares	-	-
Redemption of Shares	-	-

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND
 STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended	Three months ended
	March 31, 2020	March 31, 2019
Cash flows from operating activities:
Net loss	$(176,363)	$(61,273)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net change in unrealized depreciation on securities	104,284	53,036
Changes in operating assets and liabilities:
Net sale of investments in securities	72,652	9,091
Interest receivable	1	(1)
Other assets	-	(375)
Other liabilities	671	(401)
Net cash provided by operating activities	1,245	77

Net change in cash equivalents	1,245	77
Cash equivalents, beginning of period	2,633	2,862
Cash equivalents, end of period	$3,878	$2,939

The accompanying notes are an integral part of these financial statements.

 NOTES TO FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

Note 1 – Organization and Operation

Teucrium Agricultural Fund (referred to herein as “TAGS” or the “Fund”) is a series of Teucrium Commodity Trust (“Trust”), a Delaware statutory trust organized on September 11, 2009. The Fund operates pursuant to the Trust’s Fifth Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”). The Fund was formed on March 29, 2011 and is managed and controlled by Teucrium Trading, LLC (the “Sponsor”). The Sponsor is a limited liability company formed in Delaware on July 28, 2009. The Sponsor is registered as a commodity pool operator (“CPO”) and a commodity trading adviser (“CTA”) with the Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association (“NFA”).

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

The Fund seeks to provide daily investment results that reflect the combined daily performance of the Underlying Funds. Under normal market conditions, the Fund seeks to achieve its investment objective generally by investing equally in shares of each Underlying Fund and, to a lesser extent, cash equivalents. The Fund’s investments in shares of Underlying Funds is rebalanced, generally on a daily basis, in order to maintain approximately a 25% allocation of the Fund’s assets to each Underlying Fund. (This weighted average is referred to herein as the Underlying Fund’s “Benchmark,” the Futures Contracts that at any given time make up an Underlying Fund’s Benchmark are referred to herein as the Underlying Fund’s “Benchmark Component Futures Contracts,” and the commodity specified in the Underlying Fund’s name is referred to herein as its “Specified Commodity.”) Specifically, the Teucrium Corn Fund’s Benchmark is: (1) the second-to-expire Futures Contract for corn traded on the Chicago Board of Trade (“CBOT”), weighted 35%, (2) the third to expire CBOT corn Futures Contract, weighted 30%, and (3) the CBOT corn Futures Contract expiring in the December following the expiration month of the third to expire contract, weighted 35%. The Teucrium Wheat Fund’s Benchmark is: (1) the second to-expire CBOT wheat Futures Contract, weighted 35%, (2) the third to expire CBOT wheat Futures Contract, weighted 30%, and (3) the CBOT wheat Futures Contract expiring in the December following the expiration month of the third to expire contract, weighted 35%. The Teucrium Soybean Fund’s Benchmark is: (1) the second-to-expire CBOT soybean Futures Contract, weighted 35%, (2) the third to expire CBOT soybean Futures Contract, weighted 30%, and (3) the CBOT soybean Futures Contract expiring in the November following the expiration month of the third to expire contract, weighted 35%, except that CBOT soybean Futures Contracts expiring in August and September will not be part of the Teucrium Soybean Fund’s Benchmark because of the less liquid market for these Futures Contracts. The Teucrium Sugar Fund’s Benchmark is: (1) the second-to-expire Sugar No. 11 Futures Contract traded on ICE Futures US (“ICE Futures”), weighted 35%, (2) the third to expire ICE Futures Sugar No. 11 Futures Contract, weighted 30%, and (3) the ICE Futures Sugar No. 11 Futures Contract expiring in the March following the expiration month of the third to expire contract, weighted 35%.

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year ending December 31, 2020.

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

For custody services, the Funds will pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to Global Fund Services 0.06% of average gross assets on the first $250 million, 0.05% on the next $250 million, 0.04% on the next $500 million and 0.03% on the balance over $1 billion annually. A combined minimum annual fee of up to $64,500 for custody, transfer agency, accounting and administrative services is assessed per Fund. These services are recorded in custodian fees and expenses on the statements of operations. A summary of these expenses is included below.

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

The Sponsor employs Thales Capital Partners LLC (TCP) as the Marketing Agent. TCP is registered as a Broker-Dealer with the SEC and a member of Financial Industry Regulatory Authority (FINRA) and SIPC. TCP receives an annual fee of $90,000 and an additional 0.0015% of average daily net assets in referred accounts for distribution and solicitation-related services. This additional fee is determined by an agreed upon level of assets at the time of signing the contract. These services are recorded in distribution and marketing fees on the statements of operations. A summary of these expenses is included below:

	Three months ended March 31, 2020	Three months ended March 31, 2019
Amount Recognized for Custody Services	$534	$788
Amount of Custody Services Waived	$534	$788

Amount Recognized for Distribution Services	$257	$332
Amount of Distribution Services Waived	$257	$241

Amount Recognized for Brokerage Commissions	$-	$-
Amount of Brokerage Commissions Waived	$-	$-

Amount Recognized for Wilmington Trust	$-	$-
Amount of Wilmington Trust Waived	$-	$-

Amount Recognized for TCP	$130	$-
Amount of TCP Waived	$130	$-

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2017 to 2019, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. This policy has been applied to all existing tax positions upon the Fund’s initial adoption. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2020 and for the years ended December 31, 2019, 2018 and 2017. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three months ended March 31, 2020 and 2019.

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

Cash Equivalents

Cash equivalents are highly-liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has these balances of its assets on deposit with banks. Assets deposited with a financial institution may, at times, exceed federally insured limits. TAGS had a balance of $3,878 and $2,633 in money market funds at March 31, 2020 and December 31, 2019, respectively; these balances are included in cash equivalents on the statements of assets and liabilities.

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

	Three months ended March 31, 2020	Three months ended March 31, 2019
Recognized Related Party Transactions	$3,465	$6,033
Waived Related Party Transactions	$3,465	$4,806

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

TAGS
Three months ended March 31, 2020	$18,822
Three months ended March 31, 2019	$21,584

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-02: “Financial Instruments—Credit Losses (Topic 326) and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842). The amendment updates and adds language to ASU 2016-02. The amendments were adopted for the quarter ended March 31, 2020; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund

The FASB issued ASU 2020-01: Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The amendments clarify the treatment of transactions that require a company to apply or discontinue the equity method of accounting. The amendments were adopted early for the quarter ended March 31, 2020; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued 2019-07: “Codification Updates to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates.” The amendments improve, update, and simplify the SEC’s regulations on financial reporting and disclosure. The amendments were adopted for the quarter ended September 30, 2019; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2. The following table presents information about the Fund’s assets and liabilities measured at fair value as of March 31, 2020 and December 31, 2019:

March 31, 2020
Assets:	Level 1	Level 2	Level 3	Balance as of March 31, 2020
Exchange Traded Funds	$1,299,944	$-	$-	$1,299,944
Cash Equivalents	3,878	-	-	3,878
Total	$1,303,822	$-	$-	$1,303,822

December 31, 2019
Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2019
Exchange Traded Funds	$1,476,880	$-	$-	$1,476,880
Cash Equivalents	2,633	-	-	2,633
Total	$1,479,513	$-	$-	$1,479,513

For the three months ended March 31, 2020 and year ended December 31, 2019, the Fund did not have any transfers between any of the level of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the three months ended March 31, 2020 and 2019. This information has been derived from information presented in the financial statements. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended March 31, 2020	Three months ended March 31, 2019
Per Share Operation Performance
Net asset value at beginning of period	$19.72	$20.33
Loss from investment operations:
Net realized and unrealized loss on investment transactions	(2.34)	(0.81)
Total expenses, net	(0.01)	(0.01)
Net decrease in net asset value	(2.35)	(0.82)
Net asset value at end of period	$17.37	$19.51
Total Return	(11.93)%	(4.03)%
Ratios to Average Net Assets (Annualized)
Total expenses	5.51%	5.90%
Total expenses, net	0.19%	0.19%
Net investment loss	(0.19)%	(0.19)%

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

Note 7 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended March 31, 2020 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than those noted below:

The impact of COVID-19 is evolving rapidly and such events can be highly disruptive to economies and markets. The impact of COVID-19 to the Fund is described in more detail in Part 2 of this 10-Q.

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

Overview/Introduction

Teucrium Commodity Trust (“Trust”), a Delaware statutory trust organized on September 11, 2009, is a series trust consisting of five series: Teucrium Corn Fund (“CORN”), Teucrium Sugar Fund (“CANE”), Teucrium Soybean Fund (“SOYB”), Teucrium Wheat Fund (“WEAT”), and Teucrium Agricultural Fund (“TAGS”). All of the series of the Trust are collectively referred to as the “Funds” and singularly as the “Fund.” Each Fund is a commodity pool that is a series of the Trust. The Funds issue common units, called the “Shares,” representing fractional undivided beneficial interests in a Fund. Effective as of April 26, 2019, the Trust and the Funds operate pursuant to the Trust’s Fifth Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”).

On June 7, 2010, the initial Form S-1 for CORN was declared effective by the U.S. Securities and Exchange Commission (“SEC”). On June 8, 2010, four Creation Baskets for CORN were issued representing 200,000 shares and $5,000,000. CORN began trading on the New York Stock Exchange (“NYSE”) Arca on June 9, 2010. The current registration statement for CORN was declared effective by the SEC on May 1, 2020. This registration statement for CORN registered an additional 10,000,000 shares.

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

The investment objective of each Underlying Fund is to have the daily changes in the NAV of the Fund’s Shares reflect the daily changes in a weighted average of the closing settlement prices for certain futures contracts for the commodity specified in the Underlying Fund’s name. (This weighted average is referred to herein as the Underlying Fund’s “Benchmark,” the Futures Contracts that at any given time make up an Underlying Fund’s Benchmark are referred to herein as the Underlying Fund’s “Benchmark Component Futures Contracts,” and the commodity specified in the Underlying Fund’s name is referred to herein as its “Specified Commodity.”) In the case of TAGS, the fund seeks to provide daily investment results that reflect the combined daily performance of the Underlying Funds. Each Fund pursues its investment objective by investing in a portfolio of exchange traded futures contracts (each, a “Futures Contract”) that expire in a specific month and trade on a specific exchange in the designated commodity comprising the Benchmark as defined below, or shares of the Underlying Funds in the case of TAGS. Under normal market conditions, the Underlying Funds invest in futures contracts and cash and cash equivalents, and TAGS seeks to achieve its investment objective generally by investing equally in shares of each Underlying Fund.

A climate of uncertainty and panic, including the contagion of the COVID-19 virus and other infectious viruses or diseases, may adversely affect global, regional, and local economies and reduce the availability of potential investment opportunities, and increases the difficulty of performing due diligence and modeling market conditions, potentially reducing the accuracy of financial projections. Under these circumstances, the Funds may have difficulty achieving their investment objectives which may adversely impact performance. Further, such events can be highly disruptive to economies and markets, significantly disrupt the operations of individual companies (including, but not limited to, the Funds’ Sponsor and third party service providers), sectors, industries, markets, securities and commodity exchanges, currencies, interest and inflation rates, credit ratings, investor sentiment, and other factors affecting the value of the Funds’ investments. These factors could cause substantial market volatility, exchange trading suspensions and closures that could impact the ability of the Funds to complete redemptions and otherwise affect Fund performance and Fund trading in the secondary market. A widespread crisis may also affect the global economy in ways that cannot necessarily be foreseen at the current time. How long such events will last and whether they will continue or recur cannot be predicted. Impacts from these events could have significant impact on a Fund’s performance, resulting in losses to your investment. The global economic shocks being experienced as of the date hereof may cause the underlying assumptions and expectations of the Funds to become outdated quickly or inaccurate, resulting in significant losses.

The Investment Objective of the Funds

The investment objective of CORN is to have the daily changes in the NAV of the Fund’s Shares reflect the daily changes in the corn market for future delivery as measured by the Benchmark. The Benchmark is a weighted average of the closing settlement prices for three futures contracts for corn (“Corn Futures Contracts”) that are traded on the Chicago Board of Trade (“CBOT”):

CORN Benchmark
CBOT Corn Futures Contract	Weighting
Second to expire	35%
Third to expire	30%
December following the third to expire	35%

The investment objective of SOYB is to have the daily changes in the NAV of the Fund’s Shares reflect the daily changes in the soybean market for future delivery as measured by the Benchmark. The Benchmark is a weighted average of the closing settlement prices for three futures contracts for soybeans (“Soybean Futures Contracts”) that are traded on the Chicago Board of Trade (“CBOT”):

SOYB Benchmark
CBOT Soybeans Futures Contract	Weighting
Second to expire (excluding August & September)	35%
Third to expire (excluding August & September)	30%
Expiring in the November following the expiration of the third to expire contract	35%

The investment objective of CANE is to have the daily changes in the NAV of the Fund’s Shares reflect the daily changes in the sugar market for future delivery as measured by the Benchmark. The Benchmark is a weighted average of the closing settlement prices for three futures contracts for No. 11 sugar (“Sugar Futures Contracts”) that are traded on the ICE Futures US (“ICE”):

CANE Benchmark
ICE Sugar Futures Contract	Weighting
Second to expire	35%
Third to expire	30%
Expiring in the March following the expiration of the third to expire contract	35%

 The investment objective of WEAT is to have the daily changes in the NAV of the Fund’s Shares reflect the daily changes in the wheat market for future delivery as measured by the Benchmark. The Benchmark is a weighted average of the closing settlement prices for three futures contracts for wheat (“Wheat Futures Contracts”) that are traded on the Chicago Board of Trade (“CBOT”):

WEAT Benchmark
CBOT Wheat Futures Contract	Weighting
Second to expire	35%
Third to expire	30%
December following the third to expire	35%

The investment objective of TAGS is to provide daily investment results that reflect the combined daily performance of four other commodity pools, specifically CORN, SOYB, CANE and WEAT (the “Underlying Funds”). Under normal market conditions, the Fund seeks to achieve its investment objective generally by investing equally in shares of each Underlying Fund and, to a lesser extent, cash equivalents. The Fund’s investments in shares of Underlying Funds is rebalanced, generally on a daily basis, in order to maintain approximately a 25% allocation of the Fund’s assets to each Underlying Fund:

TAGS Benchmark
Underlying Fund	Weighting
CORN	25%
SOYB	25%
CANE	25%
WEAT	25%

The notional amount of each Benchmark Component Futures Contract included in each Benchmark is intended to reflect the changes in market value of each such Benchmark Component Futures Contract within the Benchmark. The closing level of each Benchmark is calculated on each business day by U.S. Bank Global Fund Services (”Global Fund Services”) based on the closing price of the futures contracts for each of the underlying Benchmark Component Futures Contracts and the notional amounts of such Benchmark Component Futures Contracts.

Each Benchmark is rebalanced periodically to ensure that each of the Benchmark Component Futures Contracts is weighted in the same proportion as in the investment objective for each Fund. The following tables reflect the March 31, 2020, Benchmark Component Futures Contracts weights for each of the Funds, the contract held is identified by the generally accepted nomenclature of contract month and year, which may differ from the month in which the contract expires:
CORN Benchmark Component Futures Contracts	Notional Value	Weight (%)

CBOT Corn Futures (1,195 contracts, JUL20)	$20,673,500	35%
CBOT Corn Futures (1,004 contracts, SEP20)	17,557,450	30
CBOT Corn Futures (1,141 contracts, DEC20)	20,395,375	35

Total at March 31, 2020	$58,626,325	100%

SOYB Benchmark Component Futures Contracts	Notional Value	Weight (%)

CBOT Soybean Futures (174 contracts, JUL20)	$7,738,650	35%
CBOT Soybean Futures (152 contracts, NOV20)	6,669,000	30
CBOT Soybean Futures (181 contracts, NOV21)	7,649,513	35

Total at March 31, 2020	$22,057,163	100%

CANE Benchmark Component Futures Contracts	Notional Value	Weight (%)

ICE Sugar Futures (203 contracts, JUL20)	$2,387,280	35%
ICE Sugar Futures (171 contracts, OCT20)	2,060,755	30
ICE Sugar Futures (190 contracts, MAR21)	2,425,920	35

Total at March 31, 2020	$6,873,955	100%

WEAT Benchmark Component Futures Contracts	Notional Value	Weight (%)

CBOT Wheat Futures (611 contracts, JUL20)	$17,184,375	35%
CBOT Wheat Futures (522 contracts, SEP20)	14,753,025	30
CBOT Wheat Futures (599 contracts, DEC20)	17,153,863	35

Total at March 31, 2020	$49,091,263	100%

TAGS Benchmark Component Futures Contracts	Fair Value	Weight (%)
Shares of Teucrium Corn Fund (24,308 shares)	$314,694	24%
Shares of Teucrium Soybean Fund (23,281 shares)	325,962	25
Shares of Teucrium Wheat Fund (60,137 shares)	347,074	27
Shares of Teucrium Sugar Fund (56,824 shares)	312,214	24

Total at March 31, 2020	$1,299,944	100%

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

The total portfolio composition for each Fund is disclosed each business day that the NYSE Arca is open for trading on the Sponsor’s website. The website for the Funds and the Sponsor is www.teucrium.com. The website is accessible at no charge. The website disclosure of portfolio holdings is made daily and includes, as applicable, the name and value of each Futures Contract, other commodity interests and the amount of cash and cash equivalents held in the Fund’s portfolio. The specific types of other commodity interests held (if any, which may include options on futures contracts and derivative contracts such as swaps) collectively, “Other Commodity Interests,” and together with Futures Contracts, “Commodity Interests” or “Interests” in addition to futures contracts, options on futures contracts and derivative contracts that are tied to various commodities are entered into outside of public exchanges. These “over the counter” contracts are entered into between two parties in private contracts, or on a recently formed swap execution facility (“SEF”) for standardized swaps. For example, unlike Futures Contracts, which are guaranteed by a clearing organization, each party to an over the counter derivative contract bears the credit risk of the other party (unless such over the counter swap is cleared through a derivatives clearing organization (“DCO”), i.e., the risk that the other party will not be able to perform its obligations under its contract, and characteristics of such Other Commodity Interests.

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

An “exchange for related position” (“EFRP”) can be used by each Fund as a technique to facilitate the exchanging of a futures hedge position against a creation or redemption order, and thus each Fund may use an EFRP transaction in connection with the creation and redemption of shares. The market specialist/market maker that is the ultimate purchaseror seller of shares in connection with the creation or redemption basket, respectively, agrees to sell or purchase a corresponding offsetting futures position which is then settled on the same business day as a cleared futures transaction by the FCMs. TheFund will become subject to the credit risk of the market specialist/market maker until the EFRP is settled within the business day, which is typically 7 hours or less. Each Fund reports all activity related to EFRP transactions under the procedures and guidelines of the CFTC and the exchanges on which the futures are traded.

The Funds earn interest and other income (“interest income”) from cash equivalents that it purchases and, on the cash it holds through the Custodian or other financial institutions. The Sponsor anticipates that the interest income will increase the NAV of each Fund. The Funds apply the interest income to the acquisition of additional investments or use it to pay its expenses. If the Fund reinvests the earned interest income, it makesinvestments that are consistent with its investment objectives as disclosed. Any cash equivalent invested by a Fund will have original maturity dates of three months or less at inception. Any cash equivalent invested by a Fund will be deemed by the Sponsor to be of investment grade quality. As of March 31, 2020, available cash balances in each of the Funds were invested in the Fidelity Institutional Money Market Funds – Government Portfolio, Morgan Stanley Blackrock Fed Fund – Institutional Class, in demand deposits at Mechanics Bank, and in commercial paper with maturities of ninety days or less. Additionally, the CORN, SOYB, CANE and WEAT Funds invest a portion of the amount of funds required to be deposited with the FCM as initial margin in U.S. Treasury obligations with time to maturity of 90 days or less. The obligations are purchased and held in the respective Fund accounts through the FCM.

In managing the assets of the Funds, the Sponsor does not use a technical trading system that automatically issues buy and sell orders. Instead, the Sponsor will purchase or sell the specific underlying Commodity Interests with an aggregate market value that approximates the amount of cash received or paid upon the purchase or redemption of Shares.

The Sponsor anticipates managing the fund in a way that tracks the stated benchmark. The fund benchmark does not hold spot futures and therefore does not anticipate letting the commodity Futures Contracts of any Fund expire, thus avoiding delivery of the underlying commodity. Instead, the Sponsor will close out existing positions, for instance, in response to ordinary scheduled changes in the Benchmark or, if at the Sponsor’s sole discretion, it otherwise determines it would be appropriate to do so, will reinvest the proceeds in new Commodity Interests. Positions may also be closed out to meet redemption orders, in which case the proceeds from closing the positions are not reinvested.

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

The Sponsor

Teucrium Trading, LLC is the sponsor of the Trust and each of the series of the Trust. The Sponsor is a Delaware limited liability company, formed on July 28, 2009. The principal office is located at Three Main Street, Suite 215, Burlington, Vermont 05401. The Sponsor is registered as a commodity pool operator (“CPO”) and a commodity trading adviser (“CTA”) with the Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association (“NFA”).

Under the Trust Agreement, the Sponsor is solely responsible for management and conducts or directs the conduct of the business of the Trust, the Fund, and any series of the Trust that may from time to time be established and designated by the Sponsor. The Sponsor is required to oversee the purchase and sale of Shares by Authorized Purchasers and to manage the Fund’s investments, including to evaluate the credit risk of FCMs and swap counterparties and to review daily positions and margin/collateral requirements. The Sponsor has the power to enter into agreements as may be necessary or appropriate for the offer and sale of the Fund’s Shares and the oversight of the Trust’s activities. Accordingly, the Sponsor is responsible for selecting the Trustee, Administrator, Distributor, the independent registered public accounting firm of the Trust, and any legal counsel employed by the Trust. The Sponsor is also responsible for preparing and filing periodic reports on behalf of the Trust with the SEC and will provide any required certification for such reports. No person other than the Sponsor and its principals was involved in the organization of the Trust or the Fund.

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

Performance Summary

This report covers the periods from January 1 to March 31, 2020 for each Fund. Total expenses are presented both gross and net of any expenses waived or paid by the Sponsor that would have been incurred by the Funds (“expenses waived by the Sponsor”).

CORN Per Share Operation Performance
Net asset value at beginning of period	$14.82
Income from investment operations:
Investment income	0.06
Net realized and unrealized loss on commodity futures contracts	(1.80)
Total expenses	(0.13)
Net decrease in net asset value	(1.87)
Net asset value end of period	$12.95
Total Return	(12.65)%
Ratios to Average Net Assets (Annualized)
Total expenses	4.07%
Total expenses, net	3.56%
Net investment loss	(1.87)%

SOYB Per Share Operation Performance
Net asset value at beginning of period	$15.85
Loss from investment operations:
Investment income	0.06
Net realized and unrealized loss on commodity futures contracts	(1.79)
Total expenses	(0.12)
Net decrease in net asset value	(1.85)
Net asset value at end of period	$14.00
Total Return	(11.67)%
Ratios to Average Net Assets (Annualized)
Total expenses	3.70%
Total expenses, net	3.23%
Net investment loss	(1.57)%

CANE Per Share Operation Performance
Net asset value at beginning of period	$7.04
Income from investment operations:
Investment income	0.03
Net realized and unrealized loss on commodity futures contracts	(1.52)
Total expenses	(0.06)
Net decrease in net asset value	(1.55)
Net asset value at end of period	$5.49
Total Return	(21.91)%
Ratios to Average Net Assets (Annualized)
Total expenses	4.67%
Total expenses, net	3.26%
Net investment loss	(1.64)%

WEAT Per Share Operation Performance
Net asset value at beginning of period	$5.84
Loss from investment operations:
Investment income	0.02
Net realized and unrealized loss on commodity futures contracts	(0.04)
Total expenses	(0.05)
Net decrease in net asset value	(0.07)
Net asset value at end of period	$5.77
Total Return	(1.11)%
Ratios to Average Net Assets (Annualized)
Total expenses	3.45%
Total expenses, net	3.45%
Net investment loss	(1.81)%

TAGS Per Share Operation Performance
Net asset value at beginning of period	$19.72
Loss from investment operations:
Net realized and unrealized loss on investment transactions	(2.34)
Total expenses	(0.01)
Net decrease in net asset value	(2.35)
Net asset value at end of period	$17.37
Total Return	(11.93)%
Ratios to Average Net Assets (Annualized)
Total expenses	5.51%
Total expenses, net	0.19%
Net investment loss	(0.19)%

Past performance of a Fund is not necessarily indicative of future performance.

Results of Operations

The following includes a section for each Fund of the Trust.

The discussion below addresses the material changes in the results of operations for the three months ended March 31, 2020 compared to the same period in 2019. The following includes a section for each Fund of the Trust for the periods in which each Fund was in operation. CORN, SOYB, WEAT, CANE and TAGS each operated for the entirety of all periods.

Total expenses for the current and comparative periods are presented both gross and net of any expenses waived or paid by the Sponsor that would have been incurred by the Funds (“expenses waived by the Sponsor”). For all expenses waived in 2019 and 2020, the Sponsor has determined that no reimbursement will be sought in future periods. “Total expenses, net” is after the impact of any expenses waived by the Sponsor, are presented in the same manner as previously reported. There is, therefore, no impact to or change in the Net gain or Net loss in any period for the Trust and each Fund as a result of this change in presentation.

The Sponsor is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency, compliance and other necessary services to the Fund, including services directly attributable to the Fund such as accounting, financial reporting, regulatory compliance and trading activities. In some cases, at its discretion, the Sponsor may elect not to outsource certain of these expenses. In addition, the Funds, except for TAGS which has no such fee, are contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum.

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

On March 31, 2020, the Fund had 4,525,004 shares outstanding and net assets of $58,581,304. This is in comparison to 3,600,004 shares outstanding and net assets of $54,796,796 on March 31, 2019 and 5,075,004 shares outstanding with net assets of $75,220,190 on December 31, 2019. Shares outstanding increased by 925,000 or 26% for the period ended March 31, 2020 when compared to March 31, 2019 and decreased by 550,000 or 11% for the period ended March 31, 2020 when compared to December 31, 2019. This increase year over year, in the opinion of management, was due to the continued low price of corn relative to historical levels and concerns over the U.S. weather as planting commences.

Total net assets for the Fund were $58,581,304 on March 31, 2020 compared to $54,796,796 on March 31, 2019 and $75,220,190 on December 31, 2019. The Net Asset Values (“NAV”) per share related to these balances were $12.95, $15.22 and $14.82, respectively. This represents an increase in total net assets year over year of 7%, driven by a combination of an increase in total shares outstanding of 26% and a decrease in the NAV per share of ($2.27) or 15%. When comparing March 31, 2020 with December 31, 2019, there was a decrease in total net assets of 22%, driven by a combination of a decrease in the NAV per share of ($1.88) or 13% and a decrease in total shares outstanding of 11%. The closing prices per share for March 31, 2020 and 2019 and December 31, 2019, as reported by the NYSE Arca, were $12.96, $15.23 and $14.80, respectively. The change from March 31, 2020 over the same period last year was a 15% decrease, and an 12% decrease from December 31, 2019.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to March 31, 2020 and serves to illustrate the relative changes of these components.

The total loss for the three-month period ended March 31, 2020 was ($8,306,124) resulting primarily from the net change in realized loss on commodity futures contracts totaling ($1,579,104), and by a net change in unrealized depreciation of commodity futures contracts of ($7,016,479). Total loss was ($2,641,782) in the same period of 2019. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contract given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark, 4) the number of contracts held and then sold for either circumstance aforementioned. Beginning on August 21, 2019, the Sponsor began recognizing the expense for brokerage commissions for futures contract trades on a per trade basis. Prior to the change, brokerage commissions on all open commodity futures contracts were accrued on thetrade date on a full-turn basis. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Interest income and other income for the three-month period ended March 31, 2020 and 2019, respectively, was $289,459 and $378,942. This decrease year over year was due to the economic uncertainty of the COVID-19 pandemic and the significant decrease in interest rates. The Fund earns interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s buy-and-hold cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the three-month period ended March 31, 2020 were $695,144 and for the same period in 2019 were $510,238. This represents a $184,906 or 36% increase for 2020 over 2019. The increase for 2020 was driven by increases in: 1) a $170,797 or 22% increase in management fee paid to the Sponsor as a result of higher average net assets; 2) a $31,561 or a 32% increase in professional fees related to auditing, legal and tax preparation fees; 3) a $129,763 or 65% increase in distribution and marketing expenses; and 4) a $10,705 or 40% increase in custodian fees and expenses; 5) a $659 or 3% increase in general and administrative expenses. These increases were partially offset by 1) a ($2,189) or 39% decrease in business permits and licenses and 2) a ($2,802) or 100% decrease in other expenses. There was a ($13,466) or 100% decrease in brokerage commissions due to a change in accounting policy, see Critical Accounting Policies for a discussion of this change and Part II for a breakdown of brokerage commissions paid during the period. The increases were due, in general, to the increase in the average assets under management relative to the other Funds. The total expense ratio gross of expenses waived by the Sponsor for the three-month periods were 4.10% in 2020 and 3.64% in 2019. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the three-month period ended March 31, 2020 and 2019, the Sponsor waived fees of $87,107 and $5,639, respectively. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for the three-month period ended March 31, 2020 and 2019 were $608,037 and $504,599, respectively. The total expense ratio net of expenses waived by the Sponsor was 3.56% in 2020 and 3.60% in 2019. Net investment loss, which includes the impact of expenses and interest income, was 1.87% in 2019 and 0.90% in 2019.

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

On March 31, 2020, the Fund had 1,575,004 shares outstanding and net assets of $22,051,905. This is in comparison to 1,475,004 shares outstanding and net assets of $23,295,395 on March 31, 2019 and 1,775,004 shares outstanding with net assets of $28,135,131 on December 31, 2019. Shares outstanding increased by 100,000 or 7% for the period ended March 31, 2020 when compared to March 31, 2019 and decreased by 200,000 or 11% for the period ended March 31, 2020 when compared to December 31, 2019. This decrease year over year, in the opinion of management, was due to concerns over economic uncertainty and market volatility due to the COVID-19 pandemic.

Total net assets for the Fund were $22,051,905 on March 31, 2020 compared to $23,295,395 on March 31, 2019 and $28,135,131 on December 31, 2019. The Net Asset Values (“NAV”) per share related to these balances were $14.00, $15.79 and $15.85, respectively. This represents a decrease in total net assets for the year over year of 5%, driven by a combination of an increase in total shares outstanding of 7% and a decrease in the NAV per share of ($1.79) or 11%. When comparing March 31, 2020 with December 31, 2019, there was a decrease in total net assets of 22%, driven by a combination of a decrease in total shares outstanding of 11% and a decrease in the NAV per share of ($1.85) or 12%. The closing prices per share for March 31, 2020 and 2019 and December 31, 2019, as reported by the NYSE Arca, were $14.05, $15.75 and $15.83, respectively. The change from March 31, 2020 over the same period last year was a 11% decrease, and a 11% decrease from December 31, 2019.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to March 31, 2020 and serves to illustrate the relative changes of these components.

The total loss for the three-month period ended March 31, 2020 was ($3,044,753) resulting primarily from the net change in realized loss on commodity futures contracts totaling ($856,215) and by a net change in unrealized depreciation of commodity futures contracts of ($2,293,765). Total loss was ($303,246) in the same period of 2019. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contract given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark, 4) the number of contracts held and then sold for either circumstance aforementioned. Beginning on August 21, 2019, the Sponsor began recognizing the expense for brokerage commissions for futures contract trades on a per trade basis. Prior to the change, brokerage commissions on all open commodity futures contracts were accrued on the trade date on a full-turn basis. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Interest income and other income for the three-month period ended March 31, 2020 and 2019, respectively, was $105,227 and $167,991. This decrease year over year was due to the economic uncertainty of the COVID-19 pandemic and the significant decrease in interest rates. The Fund earns interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s buy-and-hold cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the three-month period ended March 31, 2020 were $234,174 and for the same period in 2019 were $288,838. This represents a ($54,664) or 19% decrease for 2020 over 2019. The decrease year over year was driven by decreases in: 1) a ($2,141) or 4% decrease in professional fees related to auditing, legal and tax preparation fees; 2) a ($28,038) or 23% decrease in distribution and marketing expenses; 3) a ($15,889) or 60% decrease in custodian fees and expenses; 4) a ($600) or 14% decrease in business permits and licenses; 5) a ($4,980) or 47% decrease in general and administrative expenses; 6) a ($1,358) or 100% decrease in other expenses. There was a ($2,116) or 100% decrease in brokerage commissions due to a change in accounting policy, see Critical Accounting Policies for a discussion of this change and Part II for a breakdown of brokerage commissions paid during the period. These decreases were partially offset by a $458 or a 1% increase in management fees payable to the Sponsor as a result of higher average net assets. The decrease in expenses is primarily due to actions taken by management to reduce overall expenses and due lower average net assets in 2020 compared to the other Funds. The total expense ratio gross of expenses waived by the Sponsor for these periods was 3.70% in 2020 and 4.60% in 2019. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the three-month period ended March 31, 2020 and 2019, the Sponsor waived fees of $29,971 and $62,912. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for the three-month period ended March 31, 2020 and 2019 were $204,203 and $225,926, respectively. The total expense ratio net of expenses waived by the Sponsor periods was 3.23% in 2020 and 3.60% in 2019. Net investment loss, which includes the impact of expenses and interest income, was 1.57% in 2020 and 0.92% in 2019.

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

On March 31, 2020, the Fund had 1,250,004 shares outstanding and net assets of $6,868,034. This is in comparison to 1,350,004 shares outstanding and net assets of $9,848,806 on March 31, 2019 and 1,750,004 shares outstanding with net assets of $12,313,180 on December 31, 2019. Shares outstanding decreased by 100,000 or 7% for the period ended March 31, 2020 when compared to March 31, 2019 and decreased by 500,000 or 29% for the period ended March 31, 2020 when compared to December 31, 2019. This decrease year over year, in the opinion of management, was due to concerns over economic uncertainty and market volatility due to the COVID-19 pandemic.

Total net assets for the Fund were $6,868,034 on March 31, 2020 compared to $9,848,806 on March 31, 2019 and $12,313,180 on December 31, 2019. The Net Asset Values (“NAV”) per share related to these balances were $5.49, $7.30 and $7.04, respectively. This represents a decrease in total net assets for the year over year of 30%, driven by a combination of a decrease in total shares outstanding of 7% and a decrease in the NAV per share of ($1.81) or 25%. When comparing March 31, 2020 with December 31, 2019, there was a decrease in total net assets of 44%, driven by a combination of a decrease in total shares outstanding of 29% and a decrease in the NAV per share of ($1.54) or 22%. The closing prices per share for March 31, 2020 and 2019 and December 31, 2019, as reported by the NYSE Arca, were $5.46, $7.28 and $7.02, respectively. The change from March 31, 2020 over the same period last year was a 25% decrease, and a 22% decrease from December 31, 2019.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to March 31, 2020 and serves to illustrate the relative changes of these components.

The total loss for the three-month period ended March 31, 2020 was ($1,820,917) resulting primarily from the net change in realized gain on commodity futures contracts totaling ($292,057) and by a net change in unrealized depreciation of commodity futures contracts of ($2,155,945). Total income was $488,022 in the same period of 2019. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contract given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark, 4) the number of contracts held and then sold for either circumstance aforementioned. Beginning on August 21, 2019, the Sponsor began recognizing the expense for brokerage commissions for futures contract trades on a per trade basis. Prior to the change, brokerage commissions on all open commodity futures contracts were accrued on the trade date on a full-turn basis. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Interest income and other income for the three-month period ended March 31, 2020 and 2019, respectively, was $42,971 and $66,622. This decrease year over year was due to the economic uncertainty of the COVID-19 pandemic and the significant decrease in interest rates. The Fund earns interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s buy-and-hold cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the three-month period ended March 31, 2020 were $123,747 and for the same period in 2019 were $135,037. This represents a ($11,290) or 8% decrease for 2020 over 2019. The decrease for 2020 was driven by decreases in: 1) a ($23,288) or 50% decrease in professional fees related to auditing, legal and tax preparation fees; 2) a ($257) or 1% decrease in distribution and marketing fees; 3) a ($1,128) or 26% decrease in general and administrative expenses; 4) a ($935) or 98% decrease in other expenses. There was a ($1,943) or 100% decrease in brokerage commissions due to a change in accounting policy, see Critical Accounting Policies for a discussion of this change and Part II for a breakdown of brokerage commissions paid during the period. These decreases were partially offset by 1) a $368 or a 1% increase in management fees payable to the Sponsor as a result of higher average net assets; 2) a $1,745 or 33% increase in custodian fees and expenses; and 3) a $14,148 or 319% increase in business permits and licenses. The decrease over the prior year are generally due to lower average net assets relative to the other Funds. The total expense ratio gross of expenses waived by the Sponsor for these periods was 4.67% in 2020 and 5.17% in 2019. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the three-month period ended March 31, 2020 and 2019, the Sponsor waived fees of $37,535 and $41,482, respectively. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for the three-month period ended March 31, 2020 and 2019 were $86,394 and $93,555, respectively. The total expense ratio net of expenses waived by the Sponsor for the three-month periods was 3.26% in 2020 and 3.58% in 2019. Net investment loss, which includes the impact of expenses and interest income, was 1.64% in 2020 and 1.03% in 2019.

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

On March 31, 2020, the Fund had 8,500,004 shares outstanding and net assets of $49,057,221. This is in comparison to 10,575,004 shares outstanding and net assets of $55,999,060 on March 31, 2019 and 8,950,004 shares outstanding with net assets of $52,236,196 on December 31, 2019. Shares outstanding decreased by 2,075,000 or 20% for the period ended March 31, 2020 when compared to March 31, 2019 and decreased by 450,000 or 5% for the period ended March 31, 2020 when compared to December 31, 2019. This decrease year over year, in the opinion of management, was due to concerns over economic uncertainty and market volatility due to the COVID-19 pandemic.

Total net assets for the Fund were $49,057,221 on March 31, 2020 compared to $55,999,060 on March 31, 2019 and $52,236,16 on December 31, 2019. The Net Asset Values (“NAV”) per share related to these balances were $5.77, $5.30 and $5.84, respectively. This represents a decrease in total net assets for the year over year of 12% which was driven by a combination of a decrease in total shares outstanding of 20% and a change in the NAV per share which increased by $0.47 or 9%. When comparing March 31, 2020 with December 31, 2019, there was a decrease in total net assets of 6%, driven by a combination of a decrease in total shares outstanding of 5% and a change in the NAV per share which decreased by ($0.07) or 1%. The closing prices per share for March 31, 2020 and 2019 and December 31, 2019, as reported by the NYSE Arca, were $5.80, $5.29 and $5.85, respectively. The change from March 31, 2020 over the same period last year was an 10% increase, and an 1% decrease from December 31, 2019.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to March 31, 2020 and serves to illustrate the relative changes of these components.

The total loss for the three-month period ended March 31, 2020 was ($343,153) resulting primarily from the net change in realized gain on commodity futures contracts totaling $453,307 and by a net change in unrealized depreciation of commodity futures contracts of ($999,326). Total loss was ($5,839,782) in the same period of 2019. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contract given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark, 4) the number of contracts held and then sold for either circumstance aforementioned. Beginning on August 21, 2019, the Sponsor began recognizing the expense for brokerage commissions for futures contract trades on a per trade basis. Prior to the change, brokerage commissions on all open commodity futures contracts were accrued on the trade date on a full-turn basis. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Interest income and other income for the three-month period ended March 31, 2020 and 2019, respectively, was $202,866 and $372,469. This decrease year over year was due to the economic uncertainty of the COVID-19 pandemic and the significant decrease in interest rates. The Fund earns interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s buy-and-hold cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the three-month period ended March 31, 2020 were $427,552 and for the same period in 2019 were $495,266. This represents a ($67,714) or 14% decrease year over year. The decrease for 2020 over 2019 was driven by decreases in all expense categories. These decreases were: 1) a ($13,799) or 10% decrease in management fee paid to the Sponsor due to lower average net assets; 2) a ($16,894) or 18% decrease in professional fees related to auditing, legal and tax preparation fees; 3) a ($13,330) or 7% decrease in distribution and marketing fees; 4) a ($552) or 10% decrease in business permits and licenses; 5) a ($2,484) or 10% decrease in custodian fees and expenses; 6) a ($7,299) or 31% decrease general and administrative expenses; and 7) a ($2,753) or 100% decrease in other expenses. There was a ($10,603) or 100% decrease in brokerage commissions due to a change in accounting policy, see Critical Accounting Policies for a discussion of this change and Part II for a breakdown of brokerage commissions paid during the period. The decrease over the prior year are generally due to lower average net assets relative to the other Funds. The total expense ratio gross of expenses waived by the Sponsor for these periods was 3.45% in 2020 and 3.60% in 2019. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the three-month periods ending March 31, 2020 and 2019, the Sponsor waived fees of $0 and $2,500, respectively. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for the three-month period ended March 31, 2020 and 2019 were $427,552 and $492,766, respectively. The total expense ratio net of expenses waived by the Sponsor periods was 3.45% in 2020 and 3.58% in 2019. Net investment loss, which includes the impact of expenses and interest income, was 1.81% in 2020 and 0.87% in 2019.

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

On March 31, 2020, the Fund had 75,002 shares outstanding and net assets of $1,302,417. This is in comparison to 75,002 shares outstanding and net assets of $1,463,487 on March 31, 2019 and 75,002 shares outstanding with net assets of $1,478,780 on December 31, 2019. The Net Asset Values (“NAV”) per share related to these balances were $17.37, $19.51, and $19.72, respectively. This represents a decrease in total net assets for the year over year of 11% which was driven by a decrease in the NAV per share of ($2.14) or 11%. When comparing March 31, 2020 with December 31, 2019, there was a decrease in total net assets of 12%, which was driven by a decrease in the NAV per share of ($2.35) or 12%. The closing prices per share for March 31, 2020 and 2019 and December 31, 2019, as reported by the NYSE Arca, were $16.97, $19.39, and $19.60, respectively. The change from March 31, 2020 over the same period last year was an 12% decrease, and a 13% decrease from December 31, 2019.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to March 31, 2020 and serves to illustrate the relative changes of these components.

Total loss for the three-month period ended March 31, 2020 was ($175,691) resulting from the realized loss on the securities of the Underlying Funds totaling ($71,417) and a loss generated by the unrealized depreciation on the securities of the Underlying Funds of ($104,284). Total loss for the same period in 2019 was ($60,556). Realized gain or loss on the securities of the Underlying Funds is a function of 1) the change in the price of particular contracts sold in relation to redemption of shares, 2) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 3) the full-turn brokerage commission fee recognized on a per trade basis. Unrealized gain or loss on the securities of the Underlying Funds is a function of the change in the price of shares held on the final date of the period versus the purchase price for each and the number held. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the three-month period ended March 31, 2020 were $19,494 and for the same period in 2019 were $22,301. This represents a ($2,807) or 13% decrease for 2020 over 2019. The decrease for 2020 was driven by decreases in all expense categories, specifically; 1) a ($429) or 14% decrease in professional fees related to auditing, legal and tax preparation fees; 2) a ($1,155) or 19% decrease in distribution and marketing fees; 3) a ($254) or 32% decrease in custodian fees and expenses; 4) a ($875) or 7% decrease in business permits and licenses fees; 5) a ($62) or 16% decrease in general and administrative and expenses; and 6) a ($32) or 89% decrease in other expenses. The total expense ratio gross of expenses waived by the Sponsor were 5.51% in 2020 and 5.90% in 2019.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the three-month period ended March 31, 2020 and 2019, the Sponsor waived fees of $18,822 and $21,584, respectively. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for the three-month period ended March 31, 2020 and 2019 were $672 and $717, respectively. The total expense ratio net of expenses waived by the Sponsor periods was 0.19% in 2020 and 0.19% in 2019. Net investment loss, which includes the impact of expenses and interest income, was 0.19% in 2020 and 0.19% in 2019.

Market Outlook

The Corn Market

Corn is currently the most widely produced livestock feed grain in the United States. The two largest demands for the United States’ corn crop are livestock feed and ethanol production. Corn is also processed into food and industrial products, including starch, sweeteners, corn oil, beverages and industrial alcohol. The United States Department of Agriculture (“USDA”) publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide corn production and consumption, and for other grains such as soybeans and wheat which can be used in some cases as a substitute for corn. These reports are available on the USDA’s website, www.usda.gov, at no charge. The outlook provided below is from the April 9, 2020 USDA report.

The United States is the world’s leading producer and exporter of corn. For the Crop Year 2019-20, the United States Department of Agriculture (“USDA”) estimates that the U.S. will produce approximately 31% of all the corn globally, of which about 13% will be exported. For 2019-2020, based on the April 9, 2020 USDA report, global consumption of 1,131 Million Metric Tons (MMT) is expected to be slightly higher than global production of 1,113 MMT. If the global supply of corn exceeds global demand, this may have an adverse impact on the price of corn. Besides the United States, other principal world corn exporters include Argentina, Brazil and the former Soviet Union nations known as the FSU-12 which includes the Ukraine. Major importer nations include Mexico, Japan, the European Union (EU), South Korea, Egypt and parts of Southeast Asia. China’s production at 261 MMT is approximately 7% less than its domestic usage.

According to the USDA, global corn consumption has increased by 584% from crop year 1960/1961 to 2019/2020 as demonstrated by the graph below and is projected to continue to grow in upcoming years. Consumption growth is the result of a combination of many factors including: 1) global population growth, which, according to the U.S. Census Department, is estimated to increase by approximately 81 million people per year and reach 9.7 billion by 2050; 2) a growing global middle class which is increasing the demand for protein and meat-based products globally and most significantly in developing countries; and 3) global use of bio-fuels which is generally driven by government policy. Based on USDA estimates as of April 9, 2020, for each person added to the population, there needs to be an additional 5.7 bushels of corn, 1.6 bushels of soybeans and 3.5 bushels of wheat produced.

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

The price per bushel of corn in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to February 2020.

On April 9, 2020, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2019-20. The exhibit below provides a summary of historical and current information for United States corn production.

Standard Corn Futures Contracts trade on the CBOT in units of 5,000 bushels. Three grades of corn are deliverable under CBOT Corn Futures Contracts: Number 1 yellow, which may be delivered at 1.5 cents over the contract price; Number 2 yellow, which may be delivered at the contract price; and Number 3 yellow, between a 2 and 4 cents per bushel under contract price depending on broken corn and foreign material and damage grade factors. There are five months each year in which CBOT Corn Futures Contracts expire: March, May, July, September and December.

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

The Soybean Market

Global soybean production is concentrated in the U.S., Brazil, Argentina and China. The United States Department of Agriculture (“USDA”) has estimated that, for the Crop Year 2019-20, the United States will produce approximately 97 MMT of soybeans or approximately 29% of estimated world production, with Brazil production at 125 MMT. Argentina is projected to produce about 52 MMT. For 2019-20, based on the April 9, 2020 USDA report, global consumption of 348 MMT is estimated slightly higher than global production of 338 MMT. If the global supply of soybeans exceeds global demand, this may have an adverse impact on the price of soybeans. The USDA publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide soybean production and consumption. These reports are available on the USDA’s website, www.usda.gov, at no charge. The outlook provided below is from the April 9, 2020 USDA report.

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

Standard Soybean Futures Contracts trade on the CBOT in units of 5,000 bushels. Three grades of soybean are deliverable under CBOT Soybean Futures Contracts: Number 1 yellow, which may be delivered at 6 cents per bushel over the contract price; Number 2 yellow, which may be delivered at the contract price; and Number 3 yellow, which may be delivered at 6 cents per bushel under the contract price. There are seven months each year in which CBOT Soybean Futures Contracts expire: January, March, May, July, August, September and November.

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

The price per bushel of soybeans in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to February 2020.

On April 9, 2020, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2019-20. The exhibit below provides a summary of historical and current information for United States soybean production.

U.S. Corn Supply/Demand Balance

Marketing Year September - August

Million Bushels

Crop Year	08-09	09-10	10-11	11-12	12-13	13-14	14-15	15-16	16-17	17-18	April 9 Est. USDA 18-19	18-19 to 17-18 % Change	April 9 Est. USDA 19-20	19-20 to 18-19 % Change
Planted Acres	86.0	86.4	88.2	91.9	97.3	95.4	90.6	88.0	94.0	90.2	88.9	-1%	89.7	1%
Harvested Acres	78.6	79.5	81.4	84.0	87.4	87.5	83.1	80.8	86.7	82.7	81.3	-2%	81.5	0%
Difference	7.4	6.9	6.8	7.9	9.9	7.9	7.5	7.2	7.3	7.5	7.6	1%	8.2	8%
Yield	153.9	164.7	152.8	147.2	123.1	158.1	171.0	168.4	174.6	176.6	176.4	0%	168.0	-5%
Beginning Stocks	1,624	1,673	1,708	1,128	989	821	1,232	1,731	1,737	2,293	2,140	-7%	2,221	4%
Production	12,092	13,092	12,447	12,360	10,755	13,829	14,216	13,602	15,148	14,609	14,340	-2%	13,692	-5%
Imports	14	8	28	29	160	36	32	68	57	36	28	-22%	45	61%
Total Supply	13,730	14,774	14,182	13,516	11,904	14,686	15,479	15,401	16,942	16,939	16,509	-3%	15,957	-3%
Feed	5,205	5,125	4,793	4,545	4,315	5,040	5,280	5,114	5,470	5,304	5,430	2%	5,675	5%
Food/Seed/Industrial	4,993	5,961	6,428	6,439	6,038	6,493	6,601	6,648	6,885	7,057	6,793	-4%	6,465	-5%
Ethanol for Fuel(incld above)	3,677	4,591	5,021	5,011	4,641	5,124	5,200	5,224	5,432	5,605	5,378	-4%	5,050	-6%
Exports	1,858	1,980	1,834	1,543	730	1,920	1,867	1,901	2,294	2,438	2,065	-15%	1,725	-16%
Total Usage	12,056	13,066	13,055	12,527	11,083	13,454	13,748	13,664	14,650	14,798	14,288	-3%	13,865	-3%
Ending Stocks (Inventory)	1,673	1,708	1,128	989	821	1,232	1,731	1,737	2,293	2,140	2,221	4%	2,092	-6%
Stocks/Use Ratio	14%	13%	9%	8%	7%	9%	13%	13%	16%	14%	16%	7%	15%	-3%
farm Price ($/bushel)	$ 4.06	$ 3.55	$ 5.18	$ 6.22	$ 6.89	$ 4.46	$ 3.70	$ 3.61	$ 3.36	$3.36	$3.61		$3.60	
Calculations:														
Demand per day (incld expt)[1]	33.0	35.8	35.8	34.3	30.4	36.9	37.7	37.4	40.1	40.5	39.1	-3%	38.0	-3%
Carry-out days supply	50.7	47.7	31.5	28.8	27.0	33.4	46.0	46.4	57.1	52.8	56.7	7%	55.1	-3%

[1] in millions of bushels per day

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

The Wheat Market

Wheat is used to produce flour, the key ingredient for breads, pasta, crackers and many other food products, as well as several industrial products such as starches and adhesives. Wheat by-products are used in livestock feeds. Wheat is the principal food grain produced in the United States, and the United States’ output of wheat is typically exceeded only by that of China, the European Union, the former Soviet nations, known as the FSU-12, including the Ukraine, and India. The United States Department of Agriculture (“USDA”) estimates that for 2019-20, the principal global producers of wheat will be the EU, Russia, Ukraine, China, India, the United States, Australia and Canada. The U.S. generates approximately 7% of the global production, with approximately 51% of that being exported. For 2019-20, based on the April 9, 2020 USDA report, global consumption of 750 MMT is estimated to be slightly lower than production of764 MMT. If the global supply of wheat exceeds global demand, this may have an adverse impact on the price of wheat. The USDA publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide wheat production and consumption. These reports are available on the USDA’s website, www.usda.gov, at no charge.

There are several types of wheat grown in the U.S., which are classified in terms of color, hardness, and growing season. CBOT Wheat Futures Contracts call for delivery of #2 soft red winter wheat, which is generally grown in the eastern third of the United States, but other types and grades of wheat may also be delivered (Grade #1 soft red winter wheat, Hard Red Winter, Dark Northern Spring and Northern Spring wheat may be delivered at 3 cents premium per bushel over the contract price and #2 soft red winter wheat, Hard Red Winter, Dark Northern Spring and Northern Spring wheat may be delivered at the contract price.) Winter wheat is planted in the fall and is harvested in the late spring or early summer of the following year, while spring wheat is planted in the spring and harvested in late summer or fall of the same year. Standard Wheat Futures Contracts trade on the CBOT in units of 5,000 bushels. There are five months each year in which CBOT Wheat Futures Contracts expire: March, May, July, September and December.

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

The price per bushel of wheat in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to February 2020.

On April 9, 2020, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2019-20. The exhibit below provides a summary of historical and current information for United States wheat production.

U.S. Wheat Supply/Demand Balance

Marketing Year June - May

Million Bushels

Crop Year	06-07	07-08	08-09	09-10	10-11	11-12	12-13	13-14	14-15	15-16	16-17	17-18	April 9 Est. USDA 18-19	18-19 to 17-18 % Change	April 9 Est. USDA 19-20	19-20 to 18-19 % Change
Planted Acres	57.3	60.5	63.2	59.2	53.6	54.4	55.3	56.2	56.8	55.0	50.1	46.1	47.8	4%	45.2	-5%
Harvested Acres	46.8	51.0	55.7	49.9	47.6	45.7	48.8	45.3	46.4	47.3	43.8	37.6	39.6	5%	37.2	-6%
Difference	10.5	9.5	7.5	9.3	6.0	8.7	6.5	10.9	10.4	7.7	6.3	8.5	8.2	-4%	8.0	-2%
Yield	38.6	40.2	44.9	44.5	46.3	43.7	46.2	47.1	43.7	43.6	52.7	46.4	47.6	3%	51.7	9%
Beginning Stocks	571	456	306	657	976	862	743	718	590	752	976	1,181	1,099	-7%	1,080	-2%
Production	1,808	2,051	2,499	2,218	2,207	1,999	2,252	2,135	2,026	2,062	2,309	1,741	1,885	8%	1,920	2%
Imports	122	113	127	119	97	112	123	173	151	113	118	158	135	-15%	105	-22%
Total Supply	2,501	2,620	2,932	2,993	3,279	2,974	3,118	3,026	2,768	2,927	3,402	3,080	3,119	1%	3,105	0%
Food	938	948	927	919	926	941	951	955	958	957	949	964	955	-1%	955	0%
Seed	82	88	78	69	71	76	73	77	79	67	61	63	59	-6%	60	2%
Feed and residual	117	16	255	150	132	164	364	228	114	149	160	47	90	91%	135	50%
Exports	908	1,263	1,015	879	1,289	1,050	1,012	1,176	864	778	1,051	906	936	3%	985	5%
Total Usage	2,045	2,315	2,275	2,018	2,417	2,231	2,400	2,436	2,015	1,951	2,222	1,981	2,039	3%	2,135	5%
Ending Stocks (Inventory)	456	305	657	976	862	743	718	590	752	976	1,181	1,099	1,080	-2%	970	-10%
Stocks/Use Ratio	22.3%	13.2%	28.9%	48.4%	35.7%	33.3%	29.7%	24.2%	37.3%	50.0%	53.2%	55.5%	53.0%	-5%	45.4%	-14%
farm Price ($/bushel)	$ 4.26	$ 6.48	$ 6.78	$ 4.87	$ 5.70	$ 7.24	$ 7.77	$ 6.87	$ 5.99	$ 4.89	$ 3.89	$4.72	$5.16		$4.60	
Calculations:																
Demand per day (incld expt)[1]	5.6	6.3	6.2	5.5	6.6	6.1	6.6	6.7	5.5	5.3	6.1	5.4	5.6	3%	5.8	5%
Carry-out days supply	81.4	48.1	105.4	176.5	130.2	121.6	108.6	88.4	136.2	182.6	194.0	202.5	193.3	-5%	165.8	-14%

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

Dissemination of the indicative fund value provides additional information that is not otherwise available to the public and is useful to investors and market professionals in connection with the trading of Fund Shares on the NYSE Arca. Investors and market professionals are able throughout the trading day to compare the market price of the Fund and the indicative fund value. If the market price of Fund Shares diverges significantly from the indicative fund value, market professionals may have an incentive to execute arbitrage trades. For example, if the Fund appears to be trading at a discount compared to the indicative fund value, a market professional could buy Fund Shares on the NYSE Arca, aggregate them into Redemption Baskets, and receive the NAV of such Shares by redeeming them to the Trust, provided that there is not a minimum number of shares outstanding for the Fund. Such arbitrage trades can tighten the tracking between the market price of the Fund and the indicative fund value.

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

4.
Cash and cash equivalents are cash held at financial institutions in demand-deposit accounts or highly liquid investments with original maturity dates of three months or less at inception. The Funds report cash equivalents in the statements of assets and liabilities at market value,or at carrying amounts that approximate fair value, because of their highly liquid nature and short-term maturities. The Funds have a substantial portion of assets on deposit with banks. Assets deposited with financial institutions may, at times, exceed federally insured limits.

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

8.
Due from/to broker for investments in financial instruments are securities transactions pending settlement. The Trust and TAGS are subject to credit risk to the extent any broker with whom it conducts business is unable to fulfill contractual obligations on its behalf. The management of the Trust and the Funds monitors the financial condition of such brokers and does not anticipate any losses from these counterparties. From inception through September 11, 2019 the principal broker through which the Trust and TAGS can execute securities transaction for TAGS was the Bank of New York Mellon Capital Markets. Effective September 11, 2019 the principal broker through which the Trust and TAGS has the ability to clear securities transactions for TAGS is U.S. Bank N.A.

9.
The Sponsor is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. The Fund pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, FINRA, formally the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays its portion of the fees and expenses for services directly attributable to the Fund such as accounting, financial reporting, regulatory compliance and trading activities, which the Sponsor elected not to outsource. Certain aggregate expenses common to all Teucrium Funds within the Trust are allocated by the Sponsor to the respective Funds based on activity drivers deemed most appropriate by the Sponsor for such expenses, including but not limited to relative assets under management and creation order activity. These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Teucrium Funds, which are primarily the cost of performing certain accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Fund and are included, primarily, in distribution and marketing fees. In addition, the Funds, except for TAGS which has no such fee, are contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum.

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

Credit Risk

When any of the Funds enter into Commodity Interests, it will be exposed to the credit risk that the counterparty will not be able to meet its obligations. For purposes of credit risk, the counterparty for the Futures Contracts traded on the CBOT and ICE is the clearinghouse associated with those exchanges. In general, clearinghouses are backed by their members who may be required to share in the financial burden resulting from the nonperformance of one of their members, which should significantly reduce credit risk. Some foreign exchanges are not backed by their clearinghouse members but may be backed by a consortium of banks or other financial institutions. Unlike in the case of exchange traded futures contracts, the counterparty to an over the counter Commodity Interest contract is generally asingle bank or other financial institution. As a result, there will be greater counterparty credit risk in over the counter transactions. There can be no assurance that any counterparty, clearinghouse, or their financial backers will satisfy their obligations to any of the Funds.

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

On November 14, 2013, the CFTC published final regulations that require enhanced customer protections, risk management programs, internal monitoring and controls, capital and liquidity standards, customer disclosures and auditing and examination programs for FCMs. The rules are intended to afford greater assurances to market participants that customer segregated funds and secured amounts are protected, customers are provided with appropriate notice of the risks of futures trading and of the FCMs with which they may choose to do business, FCMs are monitoring and managing risks in a robust manner, the capital and liquidity of FCMs are strengthened to safeguard the continued operations and the auditing and examination programs of the CFTC and the SROs are monitoring the activities of FCMs in a thorough manner.

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

Liquidity and Capital Resources

The Funds do not anticipate making use of borrowings or other lines of credit to meet their obligations. The Funds meet their liquidity needs in the normal course of business from the proceeds of the sale of their investments from the cash and cash equivalents that they intend to hold, and/or from the fee waivers provided by the Sponsor. The Funds’ liquidity needs include redeeming their shares, providing margin deposits for existing Futures Contracts or the purchase of additional Futures Contracts, posting collateral for over the counter Commodity Interests, and paying expenses.

The Funds generate cash primarily from (i) the sale of Creation Baskets and (ii) interest earned on cash and cash equivalents. Generally, all of the net assets of the Funds are allocated to trading in Commodity Interests. Most of the assets of the Funds are held in cash and/or cash equivalents. The percentage that such assets bear to the total net assets will vary from period to period as the market values of the Commodity Interests change. Interest earned on interest-bearing assets of a Fund are paid to that Fund. Due to the economic uncertainty of the COVID-19 pandemic, the Sponsor has experienced a significant decrease in interest rates, and as such the Funds are experiencing a higher breakeven year over year.

The investments of a Fund in Commodity Interests are subject to periods of illiquidity because of market conditions, regulatory considerations, and other reasons. For example, U.S. futures exchanges limit the fluctuations in the prices of certain Futures Contracts during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of such a Futures Contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the limit. Such market conditions could prevent the Fund from promptly liquidating a position in Futures Contracts.

The impact of COVID-19 is evolving rapidly and such events can be highly disruptive to economies and markets, significantly disrupt the operations of individual companies (including, but not limited to, the Funds’ Sponsor and third party service providers), sectors, industries, markets, securities and commodity exchanges, currencies, interest and inflation rates, credit ratings, investor sentiment, and other factors affecting the value of the Funds’ investments. These factors could cause substantial market volatility, exchange trading suspensions and closures that could impact the ability of the Funds to complete redemptions and otherwise affect Fund performance and Fund trading in the secondary market. A widespread crisis may also affect the global economy in ways that cannot necessarily be foreseen at the current time. How long such events will last and whether they will continue or recur cannot be predicted. Impacts from these events could have significant impact on a Fund’s performance, resulting in losses to your investment. The global economic shocks being experienced as of the date hereof may cause the underlying assumptions and expectations of the Funds to become outdated quickly or inaccurate, resulting in significant losses.

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

Pursuant to authority in the CEA, the NFA has been formed and registered with the CFTC as a registered futures association. At the present time, the NFA is the only SRO for commodity interest professionals, other than futures exchanges. The CFTC has delegated to the NFA responsibility for the registration of CPOs and FCMs and their respective associated persons. The Sponsor and the Fund’s clearing broker are members of the NFA. As such, they will be subject to NFA standards relating to fair trade practices, financial condition and consumer protection. The NFA also arbitrates disputes between members and their customers and conducts registration and fitness screening of applicants for membership and audits of its existing members. Neither the Trust nor the Teucrium Funds are required to become a member of the NFA. The regulation of commodity interest transactions in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action. Considerable regulatory attention has been focused on non-traditional investment pools that are publicly distributed in the United States. There is a possibility of future regulatory changes within the United States altering, perhaps to a material extent, the nature of an investment in the Fund, or the ability of a Fund to continue to implement its investment strategy. In addition, various national governments outside of the United States have expressed concern regarding the disruptive effects of speculative trading in the commodities markets and the need to regulate the derivatives markets in general. The effect of any future regulatory change on the Teucrium Funds is impossible to predict but could be substantial and adverse.

The CFTC possesses exclusive jurisdiction to regulate the activities of commodity pool operators and commodity trading advisors with respect to "commodity interests," such as futures and swaps and options, and has adopted regulations with respect to the activities of those persons and/or entities. Under the Commodity Exchange Act (“CEA”), a registered commodity pool operator, such as the Sponsor, is required to make annual filings with the CFTC and the NFA describing its organization, capital structure, management and controlling persons. In addition, the CEA authorizes the CFTC to require and review books and records of, and documents prepared by, registered commodity pool operators. Pursuant to this authority, the CFTC requires commodity pool operators to keep accurate, current and orderly records for each pool that they operate. The CFTC may suspend the registration of a commodity pool operator (1) if the CFTC finds that the operator’s trading practices tend to disrupt orderly market conditions, (2) if any controlling person of the operator is subject to an order of the CFTC denying such person trading privileges on any exchange, and (3) in certain other circumstances. Suspension, restriction or termination of the Sponsor’s registration as a commodity pool operator would prevent it, until that registration were to be reinstated, from managing the Fund, and might result in the termination of the Fund if a successor sponsor is not elected pursuant to the Trust Agreement. Neither the Trust nor the Fund is required to be registered with the CFTC in any capacity.

The Fund’s investors are afforded prescribed rights for reparations under the CEA. Investors may also be able to maintain a private right of action for violations of the CEA. The CFTC has adopted rules implementing the reparation provisions of the CEA, which provide that any person may file a complaint for a reparations award with the CFTC for violation of the CEA against a floor broker or an FCM, introducing broker, commodity trading advisor, CPO, and their respective associated persons.

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

Trading venues in the United States are subject to varying degrees of regulation under the CEA depending on whether such exchange is a designated contract market (i.e. a futures exchange) or a swap execution facility. Clearing organizations are also subject to the CEA and the rules and regulations adopted thereunder as administered by the CFTC. The CFTC’s function is to implement the CEA’s objectives of preventing price manipulation and excessive speculation and promoting orderly and efficient commodity interest markets. In addition, the various exchanges and clearing organizations themselves as SROs exercise regulatory and supervisory authority over their member firms.

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

In addition, considerable regulatory attention has recently been focused on non-traditional publicly distributed investment pools such as the Fund. Furthermore, various national governments have expressed concern regarding the disruptive effects of speculative trading in certain commodity markets and the need to regulate the derivatives markets in general. The effect of any future regulatory change on the Teucrium Funds is impossible to predict but could be substantial and adverse.

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

The CFTC has attempted to exercise authority to enact additional and more restricted speculative position limits with respect to futures and options on futures on so-called “exempt commodities” (which includes most energy and metals contracts) and with respect to agricultural commodities, but those proposed limits were vacated by a United States District Court. The CFTC has once again attempted to enact additional and more restrictive limits. On January 30, 2020, the CFTC proposed a rule which is intended to replace the CFTC’s current rules on position limits. The proposed rules would establish position limits with respect to 25 “core referenced futures contracts,” identified as the most liquid, physically settled exchange-traded futures contracts. The 25 contracts include the nine “legacy” agricultural futures contracts that are currently subject to CFTC position limits, seven additional agricultural futures contracts, five metals futures contracts and four energy futures contracts. With certain exceptions, cash-settled futures contracts that are directly or indirectly linked to the to the price of the physically settled contract or the underlying commodity and economically equivalent swaps, as defined, also would be subject to the proposed position limits. The proposed rule, if adopted, could impact the Underlying Funds. For a discussion generally regarding the risks that position limits may pose for the Fund, see the risk factor in “Item 1A - Risk Factors” regarding position limits, accountability levels and daily price fluctuation limits.

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

The proposed rules also would expand the current list of enumerated bona fide hedges to include, for example, hedges of anticipated merchandizing. To provide market participants with greater flexibility on managing their business risks, the proposal also provides guidance on whether and when market participants are permitted to measure risk on a gross basis rather than a net basis. However, firms will be required to measure risk on a consistent basis. Enumerated hedges are self-effectuating. That is, no prior approval would be required from the CFTC, although a market participant would be required to obtain approval from the relevant exchange. Self-effectuating hedge exemptions also would be available for other transactions such as spreads and pass-through swaps as approved by exchanges. With respect to non-enumerated hedge exemptions, a market participant would be required to file a request to exceed the position limit with the relevant exchange. If the exchange grants the request for a non-enumerated hedge exemption, the exchange will forward its decision to the CFTC for review. The exemption will be deemed granted provided the CFTC does not intervene during a 10-day review period. The market participant would not be permitted to exceed the applicable position limit until the 10-day review period lapses. Importantly, the CFTC may act solely through its commissioners and not through staff. In terms of process changes, the CFTC is proposing to eliminate Form 204 cash positions report and the cash information reported under Form 304. Comments on the proposed rule must be submitted no later than 90 days after approval of the proposal by the CFTC (i.e., April 29, 2020). The CFTC does not intend to extend the comment period

It is unknown at this time the effect that such passage, adoption or modification will have, positively or negatively, on our industry or on a Fund. The size or duration of positions available to a Fund may be severely limited. Pursuant to the CFTC’s and the exchanges’ aggregation requirements, all accounts owned or managed by the Sponsor are likely to be combined for speculative position limits purposes. The Funds could be required to liquidate positions it holds in order to comply with such limits or may not be able to fully implement trading instructions generated by its trading models, in order to comply with such limits. Any such liquidation or limited implementation could result in substantial costs to a Fund.

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

Off Balance Sheet Financing

As of March 31, 2020, neither the Trust nor any of the Funds has any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Funds. While the exposure of each Fund under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial positions of each Fund.

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

Contractual Obligations

The primary contractual obligations of each Fund will be with the Sponsor and certain other service providers. Except for TAGS, which has no management fee, the Sponsor, in return for its services, will be entitled to a management fee calculated as a fixed percentage of each Fund’s NAV, currently 1.00% of its average net assets. Each Fund will also be responsible for all ongoing fees, costs and expenses of its operation, including (i) brokerage and other fees and commissions incurred in connection with the trading activities of the Fund; (ii) expenses incurred in connection with registering additional Shares of the Fund or offering Shares of the Fund; (iii) the routine expenses associated with the preparation and, if required, the printing and mailing of monthly, quarterly, annual and other reports required by applicable U.S. federal and state regulatory authorities, Trust meetings and preparing, printing and mailing proxy statements to Shareholders; (iv) the payment of any distributions related to redemption of Shares; (v) payment for routine services of the Trustee, legal counsel and independent accountants; (vi) payment for routine accounting, bookkeeping, compliance, distribution and solicitation-related services, custodial and transfer agency services, whether performed by an outside service provider or by affiliates of the Sponsor; (vii) postage and insurance; (viii) costs and expenses associated with client relations and services; (ix) costs of preparation of all federal, state, local and foreign tax returns and any taxes payable on the income, assets or operations of the Fund; and (xi) extraordinary expenses (including, but not limited to, legal claims and liabilities and litigation costs and any indemnification related thereto).

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

During the period from January 1, 2020 through March 31, 2020 the average daily change in the NAV of each Fund was within plus/minus 10 percent of the average daily change in the Benchmark of each Fund, as stated in the applicable prospectus for each Fund.

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

The tables below present a quantitative analysis of hypothetical impact of price decreases and increases in each of the commodity futures contracts held by each of the Funds, or the Underlying Funds in the case of TAGS, on the actual holdings and NAV per share as of March 31, 2020. For purposes of this analysis, all futures contracts held by the Funds and the Underlying Funds are assumed to change by the same percentage. In addition, the cash held by the Funds and any management fees paid to the Sponsor are assumed to remain constant and not impact the NAV per share. There may be very slight and immaterial differences, due to rounding, in the tables presented below.

CORN:
	March 31, 2020 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of March 31, 2020	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Corn Futures JUL20	1,195	$3.4600	$20,673,500	$18,606,150	$17,572,475	$16,538,800	$22,740,850	$23,774,525	$24,808,200
CBOT Corn Futures SEP20	1,004	$3.4975	$17,557,450	$15,801,705	$14,923,833	$14,045,960	$19,313,195	$20,191,068	$21,068,940
CBOT Corn Futures DEC20	1,141	$3.5750	$20,395,375	$18,355,838	$17,336,069	$16,316,300	$22,434,913	$23,454,681	$24,474,450
Total CBOT Corn Futures			$58,626,325	$52,763,693	$49,832,377	$46,901,060	$64,488,958	$67,420,274	$70,351,590

Shares outstanding			4,525,004	4,525,004	4,525,004	4,525,004	4,525,004	4,525,004	4,525,004

Net Asset Value per Share attributable directly to CBOT Corn Futures			$12.96	$11.66	$11.01	$10.36	$14.25	$14.90	$15.55
Total Net Asset Value per Share as reported			$12.95
Change in the Net Asset Value per Share				$(1.30)	$(1.94)	$(2.59)	$1.30	$1.94	$2.59

Percent Change in the Net Asset Value per Share				-10.01%	-15.01%	-20.02%	10.01%	15.01%	20.02%

SOYB:
	March 31, 2020 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of March 31, 2020	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Soybean Futures JUL20	174	$8.8950	$7,738,650	$6,964,785	$6,577,853	$6,190,920	$8,512,515	$8,899,448	$9,286,380
CBOT Soybean Futures NOV20	152	$8.7750	$6,669,000	$6,002,100	$5,668,650	$5,335,200	$7,335,900	$7,669,350	$8,002,800
CBOT Soybean Futures NOV21	181	$8.4525	$7,649,513	$6,884,561	$6,502,086	$6,119,610	$8,414,464	$8,796,939	$9,179,415
Total CBOT Soybean Futures			$22,057,163	$19,851,446	$18,748,589	$17,645,730	$24,262,879	$25,365,737	$26,468,595

Shares outstanding			1,575,004	1,575,004	1,575,004	1,575,004	1,575,004	1,575,004	1,575,004

Net Asset Value per Share attributable directly to CBOT Soybean Futures			$14.00	$12.60	$11.90	$11.20	$15.40	$16.11	$16.81
Total Net Asset Value per Share as reported			$14.00
Change in the Net Asset Value per Share				$(1.40)	$(2.10)	$(2.80)	$1.40	$2.10	$2.80

Percent Change in the Net Asset Value per Share				-10.00%	-15.00%	-20.00%	10.00%	15.00%	20.00%

CANE:
	March 31, 2020 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of March 31, 2020	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
ICE #11 Sugar Futures JUL20	203	$0.1050	$2,387,280	$2,148,552	$2,029,188	$1,909,824	$2,626,008	$2,745,372	$2,864,736
ICE #11 Sugar Futures OCT20	171	$0.1076	$2,060,755	$1,854,680	$1,751,642	$1,648,604	$2,266,831	$2,369,868	$2,472,906
ICE #11 Sugar Futures MAR21	190	$0.1140	$2,425,920	$2,183,328	$2,062,032	$1,940,736	$2,668,512	$2,789,808	$2,911,104
Total ICE #11 Sugar Futures			$6,873,955	$6,186,560	$5,842,862	$5,499,164	$7,561,351	$7,905,048	$8,248,746

Shares outstanding			1,250,004	1,250,004	1,250,004	1,250,004	1,250,004	1,250,004	1,250,004

Net Asset Value per Share attributable directly to ICE #11 Sugar Futures			$5.50	$4.95	$4.67	$4.40	$6.05	$6.32	$6.60
Total Net Asset Value per Share as reported			$5.49
Change in the Net Asset Value per Share				$(0.55)	$(0.82)	$(1.10)	$0.55	$0.82	$1.10

Percent Change in the Net Asset Value per Share				-10.01%	-15.01%	-20.02%	10.01%	15.01%	20.02%

WEAT:
	March 31, 2020 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of March 31, 2020	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Wheat Futures JUL20	611	$5.6250	$17,184,375	$15,465,938	$14,606,719	$13,747,500	$18,902,813	$19,762,031	$20,621,250
CBOT Wheat Futures SEP20	522	$5.6525	$14,753,025	$13,277,723	$12,540,071	$11,802,420	$16,228,328	$16,965,979	$17,703,630
CBOT Wheat Futures DEC20	599	$5.7275	$17,153,863	$15,438,476	$14,580,783	$13,723,090	$18,869,249	$19,726,942	$20,584,635
Total CBOT Wheat Futures			$49,091,263	$44,182,137	$41,727,573	$39,273,010	$54,000,390	$56,454,952	$58,909,515

Shares outstanding			8,500,004	8,500,004	8,500,004	8,500,004	8,500,004	8,500,004	8,500,004

Net Asset Value per Share attributable directly to CBOT Wheat Futures			$5.78	$5.20	$4.91	$4.62	$6.35	$6.64	$6.93
Total Net Asset Value per Share as reported			$5.77
Change in the Net Asset Value per Share				$(0.58)	$(0.87)	$(1.16)	$0.58	$0.87	$1.16

Percent Change in the Net Asset Value per Share				-10.01%	-15.01%	-20.02%	10.01%	15.01%	20.02%

TAGS:
	March 31, 2020 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of March 31, 2020	Number of Shares Held	Closing NAV	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value
Teucrium Corn Fund	24,308	$12.9461	$314,694	$283,225	$267,490	$251,755	$346,163	$361,898	$377,633
Teucrium Soybean Fund	23,281	$14.0012	$325,962	$293,366	$277,068	$260,770	$358,558	$374,856	$391,154
Teucrium Sugar Fund	56,824	$5.4944	$312,214	$280,993	$265,382	$249,771	$343,435	$359,046	$374,657
Teucrium Wheat Fund	60,137	$5.7714	$347,074	$312,367	$295,013	$277,659	$381,781	$399,135	$416,489
Total value of shares of the Underlying Funds			$1,299,944	$1,169,951	$1,104,953	$1,039,955	$1,429,937	$1,494,935	$1,559,933

Shares outstanding			75,002	75,002	75,002	75,002	75,002	75,002	75,002

Net Asset Value per Share attributable directly to shares of the Underlying Funds			$17.33	$15.60	$14.73	$13.87	$19.07	$19.93	$20.80
Total Net Asset Value per Share as reported			$17.37
Change in the Net Asset Value per Share				$(1.73)	$(2.60)	$(3.47)	$1.73	$2.60	$3.47

Percent Change in the Net Asset Value per Share				-9.98%	-14.97%	-19.96%	9.98%	14.97%	19.96%

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

When a trader purchases an option, there is no margin requirement; however, the option premium must be paid in full. When a trader sells an option, on the other hand, he or she is required to deposit margin in an amount determined by the margin requirements established for the underlying interest and, in addition, an amount substantially equal to the current premium for the option. The margin requirements imposed on the selling of options, although adjusted to reflect the probability that out-of-the-money options will not be exercised,can in fact be higher than those imposed in dealing in the futures markets directly. Complicated margin requirements apply to spreads and conversions, which are complex trading strategies in which a trader acquires a mixture of options positions and positions in the underlying interest.

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

An “exchange for related position” (“EFRP”) can be used by the Fund as a technique to facilitate the exchanging of a futures hedge position against a creation or redemption order, and thus the Fund may use an EFRP transaction in connection with the creation and redemption of shares. The market specialist/market maker that is the ultimate purchaser or seller of shares in connection with the creation or redemption basket, respectively, agreesto sell or purchase a corresponding offsetting futures position which is then settled on the same business day as a cleared futures transaction by the FCMs. The Fund will become subject to the credit risk of the market specialist/market maker until the EFRP is settled within the business day, which is typically 7 hours or less. The Fund reports all activity related to EFRP transactions under the procedures and guidelines of the CFTC and the exchanges on which the futures are traded.

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

Item 1A. Risk Factors

The Sponsor has enhanced specific risk disclosure to address the recent pandemic spread of the novel coronavirus known as COVID-19, disclosed below. Other than this update, there are no other material changes to those previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed on March 11, 2020.

The occurrence of a severe weather event, natural disaster, terrorist attack, outbreak or public health emergency as declared by the World Health Organization, the continuation or expansion of war or other hostilities, or a prolonged government shutdown may have significant adverse effects on the Funds and their investments and alter current assumptions and expectations.

The operations of the Funds, the exchanges, brokers and counterparties with which the Funds do business, and the markets in which the Funds do business could be severely disrupted in the event of a severe weather event, natural disaster, major terrorist attack, cyber-attack, data breach, outbreak or public health emergency as declared by the World Health Organization (such as the recent pandemic spread of the novel coronavirus known as COVID-19), or the continuation or expansion of war or other hostilities. Global terrorist attacks, anti-terrorism initiatives, and political unrest, as well as the adverse impact the COVID-19 pandemic will have on the global and U.S. markets and economy, continue to fuel this concern. For example, the COVID-19 pandemic may adversely impact the level of services currently provided by the U.S. government, could weaken the U.S. economy, interfere with the commodities markets that rely upon data published by U.S. federal government agencies, and prevent the Funds from receiving necessary regulatory review or approvals. The types of events discussed above, including the COVID-19 pandemic, are highly disruptive to economies and markets and have recently led, and may continue to lead, to increased market volatility and significant market losses.

More generally, a climate of uncertainty and panic, including the contagion of the COVID-19 virus and other infectious viruses or diseases, may adversely affect global, regional, and local economies and reduce the availability of potential investment opportunities, and increases the difficulty of performing due diligence and modeling market conditions, potentially reducing the accuracy of financial projections. Under these circumstances, the Funds may have difficulty achieving their investment objectives which may adversely impact performance. Further, such events can be highly disruptive to economies and markets, significantly disrupt the operations of individual companies (including, but not limited to, the Funds’ Sponsor and third party service providers), sectors, industries, markets, securities and commodity exchanges, currencies, interest and inflation rates, credit ratings, investor sentiment, and other factors affecting the value of the Funds’ investments. These factors could cause substantial market volatility, exchange trading suspensions and closures that could impact the ability of the Funds to complete redemptions and otherwise affect Fund performance and Fund trading in the secondary market. A widespread crisis may also affect the global economy in ways that cannot necessarily be foreseen at the current time. How long such events will last and whether they will continue or recur cannot be predicted. Impacts from these events could have significant impact on a Fund’s performance, resulting in losses to your investment. The global economic shocks being experienced as of the date hereof may cause the underlying assumptions and expectations of the Funds to become outdated quickly or inaccurate, resulting in significant losses.

Risks Applicable to all Funds

There are Risks Related to Fund Structure and Operations of the Funds

Unlike mutual funds, commodity pools and other investment pools that manage their investments so as to realize income and gains for distribution to their investors, the Funds generally do not distribute dividends to holders of the Funds' Shares “Shareholders”. You should not invest in a Fund if you will need cash distributions from the Fund to pay taxes on your share of income and gains of the Fund, if any, or for other purposes.

The Sponsor has consulted with legal counsel, accountants and other advisers regarding the formation and operation of the Trust and the Funds. No counsel has been appointed to represent you in connection with the offering of Shares. Accordingly, you should consult with your own legal, tax and financial advisers regarding the desirability of an investment in the Shares.

The Sponsor intends to re-invest any income and realized gains of the Funds in additional Benchmark Component Futures Contracts or cash and cash equivalents rather than distributing cash to Shareholders. Therefore, unlike mutual funds, commodity pools or other investment pools that generally distribute income and gains to their investors, the Funds generally will not distribute cash to Shareholders. You should not invest in the Funds if you will need cash distributions from the Funds to pay taxes on your share of income and gains of the Funds, if any, or for any other reason. Although the Funds do not intend to make cash distributions, they reserve the right to do so in the Sponsor’s sole discretion, in certain situations, including for example, if the income earned from its investments held directly or posted as margin may reach levels that merit distribution, e.g., at levels where such income is not necessary to support its underlying investments in Benchmark Component Futures Contracts and investors adversely react to being taxed on such income without receiving distributions that could be used to pay such tax. Cash distributions may be made in these and similar instances.

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

The Funds may terminate at any time, regardless of whether the Funds have incurred losses, subject to the terms of the Trust Agreement. For example, the dissolution or resignation of the Sponsor would cause the Trust to terminate unless shareholders holding a majority of the outstanding shares of the Trust, voting together as a single class, elect within 90 days of the event to continue the Trust and appoint a successor Sponsor. In addition, the Sponsor may terminate a Fund if it determines that the Fund’s aggregate net assets in relation to its operating expenses make the continued operation of the Fund unreasonable or imprudent. As of the date of this prospectus, each Fund pays the fees, costs, and expenses of its operations. If the Sponsor and the Funds are unable to raise sufficient funds so that each Fund’s expenses are reasonable in relation to its NAV, the Funds may be forced to terminate, and investors may lose all or part of their investment. Any expenses related to the operation of the Funds would need to be paid by the Fund at the time of termination.

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

Only an Authorized Purchaser may engage in creation or redemption transactions directly with the Funds. The Funds have a limited number of institutions that act as Authorized Purchasers. To the extent that these institutions exit the business or are unable to proceed with creation and/or redemption orders with respect to the Funds and no other Authorized Purchaser is able to step forward to create or redeem Creation Units, a Fund's shares may trade at a discount to NAV and possibly face trading halts and/or delisting. In addition, a decision by a market maker, lead market maker, or other large investor, to cease activities for the Funds or a decision by a secondary market participant to sell a significant number of the Fund’s Shares could adversely affect liquidity, the spread between the bid and ask quotes, and potentially the price of the Shares. The Sponsor can make no guarantees that participation by Authorized Purchasers or market makers will continue.

An investment in the Funds faces numerous risks from its shares being traded in the secondary market, any of which may lead to the Fund’s shares trading at a premium or discount to NAV. Although the Fund’s shares are listed for trading on the NYSE Arca, there can be no assurance that an active trading market for such shares will develop or be maintained. Trading in the Fund’s shares may be halted due to market conditions or for reasons that, in the view of the NYSE Arca, make trading in shares inadvisable. There can be no assurance that the requirements of the NYSE Arca necessary to maintain the listing of the Funds will continue to be met or will remain unchanged or that the shares will trade with any volume, or at all. The NAV of the Fund’s shares will generally fluctuate with changes in the market value of the Fund’s portfolio holdings. The market prices of shares will generally fluctuate in accordance with changes in the Fund’s NAV and supply and demand of shares on the NYSE Arca. It cannot be predicted whether the Fund’s shares will trade below, at or above their NAV. Investors buying or selling Fund shares in the secondary market will pay brokerage commissions or other charges imposed by brokers as determined by that broker. Brokerage commissions are often a fixed amount and may be a significant proportional cost for investors seeking to buy or sell relatively small amounts of shares.

Neither the Trust, nor any of the Funds, is an investment company subject to the Investment Company Act of 1940. Accordingly, you do not have the protections afforded by that statute, which, for example, requires investment companies to have a board of directors with a majority of disinterested directors and regulates the relationship between the investment company and its investment manager.

The arrangements between clearing brokers and counterparties on the one hand, and the Funds on the other, generally are terminable by the clearing brokers or counterparty upon notice to the Funds. In addition, the agreements between the Funds and their third-party service providers, such as the Distributor and the Custodian, are generally terminable at specified intervals. Upon termination, the Sponsor may be required to renegotiate or make other arrangements for obtaining similar services if the Funds intend to continue to operate. Comparable services from another party may not be available or may not be available on the terms as favorable as those of the expired or terminated arrangements.

The Sponsor does not employ trading advisors for the Funds; however, it reserves the right to employ them in the future. The only advisor to the Funds is the Sponsor. A lack of independent trading advisors may be disadvantageous to the Funds because they will not receive the benefit of their independent expertise.

The Sponsor’s trading strategy is quantitative in nature, and it is possible that the Sponsor will make errors in its implementation. The execution of the quantitative strategy is subject to human error, such as incorrect inputs into the Sponsor’s computer systems and incorrect information provided to the Funds’ clearing brokers. In addition, it is possible that a computer or software program may malfunction and cause an error in computation. Any failure, inaccuracy or delay in executing the Funds’ transactions could affect its ability to achieve its investment objective. It could also result in decisions to undertake transactions based on inaccurate or incomplete information. This could cause substantial losses on transactions. The Sponsor is not required to reimburse the Funds for any costs associated with an error in the placement or execution of a trade in commodity futures interests or shares of the Underlying Funds.

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

Failures or breaches of the electronic systems of the Funds, the Sponsor, the Custodian or mutual funds or other financial institutions in which the Funds invest, or the Funds’ other service providers, market makers, Authorized Purchasers, NYSE Arca, exchanges on which Futures Contracts or Other Commodity Interests are traded or cleared, or counterparties have the ability to cause disruptions and negatively impact the Funds’ business operations, potentially resulting in financial losses to the Funds and their shareholders. Such failures or breaches may include intentional cyber-attacks that may result in an unauthorized party gaining access to electronic systems in order to misappropriate a Fund's assets or sensitive information. While the Funds have established business continuity plans and risk management systems seeking to address system breaches or failures, there are inherent limitations in such plans and systems. Furthermore, the Funds cannot control the cyber security plans and systems of the Custodian or mutual funds or other financial institutions in which the Funds invest, or the Funds’ other service providers, market makers, Authorized Purchasers, NYSE Arca, exchanges on which Futures Contracts or Other Commodity Interests are traded or cleared, or counterparties.

The Trust may, in its discretion, suspend the right to redeem Shares of the Funds or postpone the redemption settlement date: (1) for any period during which an applicable exchange is closed other than customary weekend or holiday closing, or trading is suspended or restricted; (2) for any period during which an emergency exists as a result of which delivery, disposal or evaluation of a Fund’s assets is not reasonably practicable; (3) for such other period as the Sponsor determines to be necessary for the protection of Shareholders; (4) if there is a possibility that any or all of the Benchmark Component Futures Contracts of a Fund on the specific exchange where the Fund is traded and from which the NAV of the Fund is calculated will be priced at a daily price limit restriction; or (5) if, in the sole discretion of the Sponsor, the execution of such an order would not be in the best interest of the Funds or their Shareholders. In addition, the Trust will reject a redemption order if the order is not in proper form as described in the agreement with the Authorized Purchaser or if the fulfillment of the order, in the opinion of its counsel, might be unlawful. Any such postponement, suspension or rejection could adversely affect a redeeming Shareholder. For example, the resulting delay may adversely affect the value of the Shareholder’s redemption proceeds if the NAV of a Fund declines during the period of delay. The Trust Agreement provides that the Sponsor and its designees will not be liable for any loss or damage that may result from any such suspension or postponement. A minimum number of baskets and associated Shares are specified for each Fund in its prospectus and in Part I, Item 1 of this document. Once that minimum number of Shares outstanding is reached, there can be no further redemptions until there has been a Creation Basket.

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

Third parties may assert that the Sponsor has infringed or otherwise violated their intellectual property rights. Third parties may independently develop business methods, trademarks or proprietary software and other technology similar to that of the Sponsor and claim that the Sponsor has violated their intellectual property rights, including their copyrights, trademark rights, trade names, trade secrets and patent rights. As a result, the Sponsor may have to litigate in the future to determine the validity and scope of other parties’ proprietary rights or defend itself against claims that it has infringed or otherwise violated other parties’ rights. Any litigation of this type, even if the Sponsor is successful and regardless of the merits, may result in significant costs, may divert resources from the Funds, or may require the Sponsor to change its proprietary software and other technology or enter into royalty or licensing agreements. The Sponsor has a patent on certain business methods and procedures used with respect to the Funds. The Sponsor utilizes certain proprietary software. Any unauthorized use of such proprietary software, business methods and/or procedures could adversely affect the competitive advantage of the Sponsor or the Funds and/or cause the Sponsor to take legal action to protect its rights.

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

The Sponsor was formed for the purpose of managing the Trust, each Teucrium Fund, and any other series of the Trust that may be formed in the future, and has been provided with capital primarily by its principals and a small number of outside investors. If the Sponsor operates at a loss for an extended period, its capital will be depleted, and it may be unable to obtain additional financing necessary to continue its operations. If the Sponsor were unable to continue to provide services to the Funds, the Funds would be terminated if a replacement sponsor could not be found. Any expenses related to the operation of the Funds would need to be paid by the Funds at the time of termination.

You cannot be assured that the Sponsor will be willing or able to continue to service each Fund for any length of time. The Sponsor was formed for the purpose of sponsoring the Funds and other commodity pools and has limited financial resources and no significant source of income apart from its management fees from such commodity pools to support its continued service for each Fund. If the Sponsor discontinues its activities on behalf of a Fund, the Funds may be adversely affected. If the Sponsor’s registrations with the CFTC or memberships in the NFA were revoked or suspended, the Sponsor would no longer be able to provide services to the Funds.

The Funds earn interest on cash balances available for investment. If actual interest rates were to continue to fall, the net investment loss of the Funds could be adversely impacted if the Sponsor were not able to waive expenses sufficient to cover any deficit.

When constructing a diversified portfolio, investors often look for asset classes and individual securities that will enhance the risk adjusted returns of their portfolios. During the security selection process investors typically consider the security’s risk profile as well as its correlation to other portfolio holdings. Commodities are often included in a diversified portfolio due to their low correlation to traditional asset classes such as stocks and bonds. However, it must be noted that portfolio diversification does not eliminate the risk of loss associated with investing. Historical returns and correlations are not guaranteed in the future. It is important to note that past performance is not indicative of future results and that investments cannot be made directly into indexes which are often used to display correlation results.

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

The Performance of Each Fund May Not Correlate with the Applicable Benchmark

If a Fund is required to sell short-term Treasury Securities or cash equivalents at a price lower than the price at which they were acquired, the Funds will experience a loss. This loss may adversely impact the price of the Shares and may decrease the correlation between the price of the Shares, the Benchmark, and the spot price of the specific commodity interest or the commodity interests of the Underlying Funds in the case of TAGS. The value of short-term Treasury Securities and other debt securities generally moves inversely with movements in interest rates. The prices of longer maturity securities are subject to greater market fluctuations as a result of changes in interest rates. While the short-term nature of a Fund’s investments in short-term Treasury Securities and cash equivalents should minimize the interest rate risk to which the Fund is subject, it is possible that the short-term Treasury Securities and cash equivalents held by the Funds will decline in value.

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

Each Fund seeks to achieve its investment objective by investing under normal market conditions in Benchmark Component Futures Contracts, rather than profit from speculative trading of the specific Commodity Interests, or the commodity interests of the Underlying Funds in the case of TAGS.

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

The Sponsor cannot predict to what extent the performance of the commodity interest will or will not correlate to the performance of other broader asset classes such as stocks and bonds. If the performance of a specific Fund were to move more directly with the financial markets, an investment in the Funds may provide you little or no diversification benefits. Thus, in a declining market, the Funds may have no gains to offset your losses from other investments, and you may suffer losses on your investment in the Funds at the same time you may incur losses with respect to other asset classes. Variables such as drought, floods, weather, embargoes, tariffs and other political events may have a larger impact on commodity and Commodity Interests prices than on traditional securities and broader financial markets. These additional variables may create additional investment risks that subject a Fund’s investments to greater volatility than investments in traditional securities. Lower correlation should not be confused with negative correlation, where the performance of two asset classes would be opposite of each other. There is no historic evidence that the spot price of a specific commodity, corn, for example, and prices of other financial assets, such as stocks and bonds, are negatively correlated. In the absence of negative correlation, a Fund cannot be expected to be automatically profitable during unfavorable periods for the stock market, or vice versa.

Under the Trust Agreement, the Trustee and the Sponsor are not liable, and have the right to be indemnified, for any liability or expense incurred absent gross negligence or willful misconduct on the part of the Trustee or Sponsor, as the case may be. That means the Sponsor may require the assets of a Fund to be sold in order to cover losses or liability suffered by the Sponsor or by the Trustee. Any sale of that kind would reduce the NAV of the Funds and the value of their Shares.

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

While it is expected that the trading prices of the Shares will fluctuate in accordance with the changes in a Fund’s NAV, the prices of Shares may also be influenced by various market factors, including but not limited to, the number of shares of the Funds outstanding and the liquidity of the underlying Commodity Interests. There is no guarantee that the Shares will not trade at appreciable discounts from, and/or premiums to, the Fund’s NAV. This could cause the changes in the price of the Shares to substantially vary from the changes in the spot price of the underlying commodity, even if a Fund’s NAV was closely tracking movements in the spot price of that commodity. If this occurs, you may incur a partial or complete loss of your investment.

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

The design of each Fund’s Benchmark is such that the Benchmark Component Futures Contracts change throughout the year, and the Fund’s investments must be rolled periodically to reflect the changing composition of the Benchmark. For example, when the second to expire Commodity Futures Contract becomes the first to expire contract, such contract will no longer be a Benchmark Component Futures Contract and the Fund’s position in it will no longer be consistent with tracking the Benchmark. In the event of a commodity futures market where near to expire contracts trade at a higher price than longer to expire contracts, a situation referred to as “backwardation,” then absent the impact of the overall movement in the specific commodity prices of the Funds, the value of the Benchmark Component Futures Contracts would tend to rise as they approach expiration. As a result, a Fund may benefit because it would be selling more expensive contracts and buying less expensive ones on an ongoing basis. Conversely, using corn as an example, in the event of a corn futures market where near to expire contracts trade at a lower price than longer to expire contracts, a situation referred to as “contango,” then absent the impact of the overall movement in corn prices the value of the Benchmark Component Futures Contracts would tend to decline as they approach expiration. As a result, the Fund’s total return may be lower than might otherwise be the case because it would be selling less expensive contracts and buying more expensive ones. The impact of backwardation and contango may lead the total return of a Fund to vary significantly from the total return of other price references, such as the spot price of the specific commodity. In the event of a prolonged period of contango, and absent the impact of rising or falling specific commodity prices, this could have a significant negative impact on a Fund’s NAV and total return.

Position limits and daily price fluctuation limits set by the CFTC and the exchanges have the potential to cause tracking error, which could cause the price of Shares of the Funds to substantially vary from the Benchmark and prevent you from being able to effectively use the Funds as a way to hedge against underlying commodity related losses or as a way to indirectly invest in the underlying commodity.

The Trust Structure and the Trust Agreement Provide Limited Shareholder Rights

You will have no rights to participate in the management of any of the Funds and will have to rely on the duties and judgment of the Sponsor to manage the Funds.

As interests in separate series of a Delaware statutory trust, the Shares do not involve the rights normally associated with the ownership of shares of a corporation (including, for example, the right to bring shareholder oppression and derivative actions). In addition, the Shares have limited voting and distribution rights (for example, Shareholders do not have the right to elect directors, as the Trust does not have a board of directors, and generally will not receiveregular distributions of the net income and capital gains earned by the Funds). The Funds are also not subject to certain investor protection provisions of the Sarbanes Oxley Act of 2002 and the NYSE Arca governance rules (for example, audit committee requirements).

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

The regulation of commodity interest transactions in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action. Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) in 2010. As the Dodd-Frank Act continues to be implemented by the CFTC and the SEC, there is a possibility of future regulatory changes within the United States altering, perhaps to a material extent, the nature of an investment in the Funds, or the ability for the Funds to continue to implement its investment strategy. In addition, various national governments outside of the United States have expressed concern regarding the disruptive effects of speculative trading in the commodities markets and the need to regulate the derivatives markets in general. The effect of any future regulatory change on the Funds is impossible to predict but could be substantial and adverse.

There Is No Assurance that There Will Be a Liquid Market for the Shares of the Funds or the Funds’ Underlying Investments, which May Mean that Shareholders May Not be Able to Sell Their Shares at a Market Price Relatively Close to the NAV

If a substantial number of requests for redemption of Redemption Baskets are received by the Funds during a relatively short period of time, the Funds may not be able to satisfy the requests from the Fund’s assets not committed to trading. As a consequence, it could be necessary to liquidate the Fund’s trading positions before the time that its trading strategies would otherwise call for liquidation, which may result in losses.

A portion of a Fund’s investments could be illiquid, which could cause large losses to investors at any time or from time to time.

A Fund may not always be able to liquidate its positions in its investments at the desired price. As to futures contracts, it may be difficult to execute a trade at a specific price when there is a relatively small volume of buy and sell orders in a market. Limits imposed by futures exchanges or other regulatory organizations, such as accountability levels, position limits and price fluctuation limits,may contribute to a lack of liquidity with respect to some exchange traded commodity Interests. In addition, over the counter contracts may be illiquid because they are contracts between two parties and generally may not be transferred by one party to a third party without the counterparty’s consent. Conversely, a counterparty may give its consent, but the Funds still may not be able to transfer an over the counter Commodity Interest to a third party due to concerns regarding the counterparty’s credit risk.
The exchanges set daily price fluctuation limits on futures contracts. The daily price fluctuation limit establishes the maximum amount that the price of futures contracts may vary either up or down from the previous day’s settlement price. Once the daily price fluctuation limit has been reached in a particular futures contract, no trades may be made at a price beyond that limit.

On December 16, 2016, as mandated by the Dodd-Frank Act, the CFTC adopted a final rule that aggregate all positions, for purposes of position limits; such positions include futures contracts, futures-equivalent positions, over the counter swaps and options (i.e., contracts that are not traded on exchanges). These aggregation requirements became effective on February 14, 2017 and could limit the Fund’s ability to establish positions in commodity over the counter instruments if the assets of the Funds were to grow substantially.

On January 30, 2020, the CFTC re-proposed regulations that would establish revised specific limits on speculative positions in futures contracts, option contracts and swaps on 25 agricultural, energy and metals commodities (the “Proposed Position Limit Rules”). In general, the Proposed Position Limit Rules do not appear to have a substantial or adverse effect on the Funds. However, if the total net assets of the Funds were to increase significantly from current levels, the Position Limit Rules as proposed could negatively impact the ability of the Funds to meet its respective investment objectives through limits that may inhibit the Sponsor’s ability to sell additional Creation Baskets of the Funds. However, it is not expected that the Funds will reach asset levels that would cause these position limits to be reached in the near future.

A Fund may invest in other commodity interests. To the extent that these other commodity interests are contracts individually negotiated between their parties, they may not be as liquid as Benchmark Component Commodity Futures Contracts and will expose the Funds to credit risk that its counterparty may not be able to satisfy its obligations to the Funds.

The changing nature of the participants in the commodity specific market will influence whether futures prices are above or below the expected future spot price. Producers of the specific commodity will typically seek to hedge against falling commodity prices by selling Commodity Futures Contracts. Therefore, if commodity producers become the predominant hedgers in the futures market, prices of Commodity Futures Contracts will typicallybe below expected future spot prices. Conversely, if the predominant hedgers in the futures market are the purchasers of the commodity, who purchase Commodity Futures Contracts to hedge against a rise in prices, prices of the Commodity Futures Contracts will likely be higher than expected future spot prices. This can have significant implications for a Fund when it is time to sell a Commodity Futures Contract that is no longer a Benchmark Component Futures Contract and purchase a new Commodity Futures Contract or to sell a Commodity Futures Contract to meet redemption requests. A Fund may invest in Other Commodity Interests. To the extent that these Other Commodity Interests are contracts individually negotiated between their parties, they may not be as liquid as Commodity Futures Contracts and will expose the Fund to credit risk that its counterparty may not be able to satisfy its obligations to the Fund.

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

In the event that one or more Authorized Purchasers that are actively involved in purchasing and selling Shares cease to be so involved, the liquidity of the Shares will likely decrease, which could adversely affect the market price of the Shares and result in your incurring a loss on your investment. In addition, a decision by a market maker or lead market maker to cease activities for the Funds could adversely affect liquidity, the spread between the bid and ask quotes, and potentially the price of the Shares. The Sponsor can make no guarantees that participation by Authorized Purchasers or market makers will continue.

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

There is Credit Risk Associated with the Operation of the Funds, Service Providers and Counterparties Which May Cause an Investment Loss

For all of the Funds except for TAGS, the majority of each Fund’s assets are held in cash and short-term cash equivalents with the Custodian or with one or more alternate financial institutions unrelated to the Custodian (each, a “Financial Institution”). Any cash or cash equivalents invested by a Fund will be placed by the Sponsor in a Financial Institution deemed by the Sponsor to be of investment-grade credit quality. There is a risk that the proceeds from the sale of the cash equivalents could be less than the purchase price.

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

An “exchange for related position” (“EFRP”) can be used by the Funds as a technique to facilitate the exchanging of a futures hedge position against a creation or redemption order, and thus the Funds may use an EFRP transaction in connection with the creation and redemption of shares. The market specialist/market maker that is the ultimate purchaser or seller of shares in connection with the creation or redemption basket, respectively, agrees to sell or purchase a corresponding offsetting futures position which is then settled on the same business day as a cleared futures transaction by the FCMs. The Funds will become subject to the credit risk of the market specialist/market maker until the EFRP is settled or terminated. The Funds report all activity related to EFRP transactions under the procedures and guidelines of the CFTC and the exchanges on which the futures are traded. EFRPs are subject to specific rules of the CME and CFTC guidance. It is likely that EFRP mechanisms will be subject to changes in the future which may make it uneconomical or impossible from the regulatory perspective to utilize this mechanism by the Funds.

A portion of the Fund’s assets may be used to trade over the counter Commodity Interests, such as forward contracts or swaps. Over the counter contracts are typically traded on a principal-to-principal cleared and non-cleared basis through dealer markets that are dominated by major money center and investment banks and other institutions and that prior to the passage of the Dodd-Frank Act had been essentially unregulated by the CFTC, although this is an area of pending, substantial regulatory change. The markets for over the counter contracts will continue to rely upon the integrity ofmarket participants in lieu of the additional regulation imposed by the CFTC on participants in the futures markets. The forward markets have been largely unregulated, except for anti-manipulation and anti-fraud prohibitions, forward contracts have been executed bi-laterally and, in general historically, forward contracts were not cleared or guaranteed by a third party. On November 16, 2012, the Secretary of the Treasury issued a final determination that exempts both foreign exchange swaps and foreign exchange forwards from the definition of “swap” and, by extension, additional regulatory requirements (such as clearing and margin). The final determination does not extend to other FX derivatives, such as FX options, certain currency swaps, and non-deliverable forwards. While the Dodd-Frank Act and certain regulations adopted thereunder are intended to provide additional protections to participants in the over the counter market, the lack of regulation in these markets could expose the Funds in certain circumstances to significant losses in the event of trading abuses or financial failure by participants. While increased regulation of over the counter Commodity Interests is likely to result from changes that are required to be effectuated by the Dodd-Frank Act, there is no guarantee that such increased regulation will be effective to reduce these risks.

Each Fund faces the risk of non-performance by the counterparties to the over the counter contracts. Unlike in futures contracts, the counterparty to these contracts is generally a single bank or other financial institution, rather than a clearing organization backed by a group of financial institutions. As a result, there will be greater counterparty credit risk in these transactions. A counterparty may not be able to meet its obligations to a Fund, in which case the Fund could suffer significant losses on these contracts. If a counterparty becomes bankrupt or otherwise fails to perform its obligations due to financial difficulties, a Fund may experience significant delays in obtaining any recovery in a bankruptcy or other reorganization proceeding. During any such period, a Fund may have difficulty in determining the value of its contracts with the counterparty, which in turn could result in the overstatement or understatement of the Fund’s NAV. A Fund may eventually obtain only limited recovery or no recovery in such circumstances.

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

There are Risks Associated with Trading in International Markets

A significant portion of the Futures Contracts entered into by the Funds are traded on United States exchanges including the CBOT. However, a portion of the Fund’s trades may take place on markets or exchanges outside the United States. Some non-U.S. markets present risks because they are not subject to the same degree of regulation as their U.S. counterparts. None of the CFTC, NFA, or any domestic exchange regulates activities of any foreign boards of trade or exchanges, including the execution, delivery and clearing of transactions, has the power to compel enforcement of the rules of a foreign board of trade or exchange or of any applicable non-U.S. laws. Similarly, the rights of market participants, such as the Funds, in the event of the insolvency or bankruptcy of a non-U.S. market or broker are also likely to be more limited than in the case of U.S. markets or brokers. As a result, in these markets, the Funds have less legal and regulatory protection than they do when trading domestically. Currently the Funds do not place trades on any markets or exchanges outside of the United States and do not anticipate doing so in the foreseeable future.

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

The price of any non-U.S. Commodity Interest and, therefore, the potential profit and loss on such investment, may be affected by any variance in the foreign exchange rate between the time the order is placed and the time it is liquidated, offset or exercised. However, a portion of the trades for a Fund may take place in markets and on exchanges outside the U. S. Some non-U.S. markets present risks because they are not subject to the same degree of regulation as their U.S. counterparts. Some non-U.S. markets present risks because they are not subject to the same degree of regulation as their U. S. counterparts. As a result, changes in the value of the local currency relative to the U. S. dollar may cause losses to the Funds even if a contract is profitable.

The CFTC’s implementation of its regulations under the Dodd-Frank Act may further affect the Fund’s ability to enter into foreign exchange contracts and to hedge its exposure to foreign exchange losses.

Some non-U.S. exchanges also may be in a more developmental stage so that prior price histories may not be indicative of current price dynamics. In addition, the Funds may not have the same access to certain positions on foreign trading exchanges as do local traders, and the historical market data on which the Sponsor bases its strategies may not be as reliable or accessible as it is for U.S. exchanges.

The Funds are Treated as Partnerships for Tax Purposes which Means that There May be a Lack of Certainty as to Tax Treatment for an Investor’s Gains and Losses

Cash or property will be distributed by the Funds at the sole discretion of the Sponsor, and the Sponsor currently does not intend to make cash or other distributions with respect to Shares. You will be required to pay U.S. federal income tax and, in some cases, state, local, or foreign income tax, on your allocable share of the Fund’s taxable income, without regard to whether you receive distributions or the amount of any distributions. Therefore, the tax liability resulting from your ownership of Shares may exceed the amount of cash or value of property (if any) distributed.

Due to the application of the assumptions and conventions applied by the Funds in making allocations for U.S. federal income tax purposes and other factors, your allocable share of the Fund’s income, gain, deduction or loss may be different than your economic profit or loss from your Shares for a taxable year. This difference could be temporary or permanent and, if permanent, could result in your being taxed on amounts in excess of your economic income.

The Funds are treated as a partnership for United States federal income tax purposes. The U.S. tax rules pertaining to entities taxed as partnerships are complex and their application to publicly traded partnerships, such as the Funds, is in many respects uncertain. The Funds apply certain assumptions and conventions in an attempt to comply with the intent of the applicable rules and to report taxable income, gains, deductions, losses and credits in a manner that properly reflects Shareholders’ economic gains and losses. These assumptions and conventions may not fully comply with all aspects of the Internal Revenue Code of 1986, as amended (the “Code”), and applicable Treasury Regulations, however, and it is possible that the U.S. Internal Revenue Service (the “IRS”) will successfully challenge our allocation methods and require us to reallocate items of income, gain, deduction, loss or credit in a manner that adversely affects you. If this occurs, you may be required to file an amended tax return and to pay additional taxes plus deficiency interest.

In addition, for taxable years beginning after December 31, 2017, the Funds may be liable for U.S. federal income tax on any “imputed underpayment” of tax resulting from an adjustment as a result of an IRS audit. The amount of the imputed underpayment generally includes increases in allocations of items of income or gains to any investor and decreases in allocations of items of deduction, loss, or credit to any investor without any offset for any corresponding reductions in allocations of items of income or gain to any investor or increases in allocations of items of deduction, loss, or credit to any investor. If the Funds are required to pay any U.S. federal income taxes on any imputed underpayment, the resulting tax liability would reduce the net assets of the Funds and would likely have an adverse impact on the value of the Shares. In such a case, the tax liability would in effect be borne by Shareholders that own shares at the time of such assessment, which may be different persons, or persons with different ownership percentages, then persons owning Shares for the tax year under audit. Under certain circumstances, the Funds may be eligible to make an election to cause Shareholders to take into account the amount of any imputed underpayment, including any interest and penalties. The ability of a publicly traded partnership such as the Funds to make this election is uncertain. If the election is made, the Funds would be required to provide Shareholders who owned beneficial interests in the Shares in the year to which the adjusted allocations relate with a statement setting forth their proportionate shares of the adjustment (“Adjusted K-1s”). The investors would be required to take the adjustment into account in the taxable year in which the Adjusted K-1s are issued. For an additional discussion please see “U.S. Federal Income Tax Considerations – Other Tax Matters.”

Under certain circumstances, the Funds may be required to pay withholding tax with respect to allocations to Non-U.S. Shareholders. Although the Trust Agreement provides that any such withholding will be treated as being distributed to the Non-U.S. Shareholder, the Funds may not be able to cause the economic cost of such withholding to be borne by the Non-U.S. Shareholder on whose behalf such amounts were withheld since the Funds do not intend to make any distributions. Under such circumstances, the economic cost of the withholding may be borne by all Shareholders, not just the Shareholders on whose behalf such amounts were withheld. This could have a material impact on the value of your Shares.

The Trust has received an opinion of counsel that, under current U.S. federal income tax laws, the Funds will be treated as a partnership that is not taxable as a corporation for U.S. federal income tax purposes, provided that (i) at least 90 percent of the Fund’s annual gross income consists of “qualifying income” as defined in the Code, (ii) the Funds are organized and operated in accordance with its governing agreements and applicable law, and (iii) the Funds do not elect to be taxed as a corporation for federal income tax purposes. Although the Sponsor anticipates that the Funds have satisfied and will continue to satisfy the “qualifying income” requirement for all of its taxable years, that result cannot be assured. The Funds have not requested and will not request any ruling from the IRS with respect to its classification as a partnership not taxable as a corporation for federal income tax purposes. If the IRS were to successfully assert that the Funds are taxable as a corporation for federal income tax purposes in any taxable year, rather than passing through its income, gains, losses and deductions proportionately to Shareholders, the Funds would be subject to tax on its net income for the year at corporate tax rates. In addition, although the Sponsor does not currently intend to make distributions with respect to Shares, any distributions would be taxable to Shareholders as dividend income to the extent of the Fund’s current and accumulated earnings and profits, then treated as a tax-free return of capital to the extent of the Shareholder’s basis in the Shares (and will reduce the basis), and, to the extent it exceeds a Shareholder’s basis in such Shares, as capital gain for Shareholders who hold their Shares as capital assets. Taxation of the Funds as a corporation could materially reduce the after-tax return on an investment in Shares and could substantially reduce the value of your Shares.

Legislative, regulatory, or administrative changes could be enacted or promulgated at any time, either prospectively or with retroactive effect, and may adversely affect the Funds and their Shareholders. Please consult a tax advisor regarding the implications of an investment in Shares of the Teucrium Funds, including without limitation the federal, state, local and foreign tax consequences.

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

The CFTC and U.S. designated contract markets, such as the CBOT, may establish position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by the Fund is not) may hold, own or control. For example, the current position limit for investments at any one time in the Corn Futures Contracts are 600 spot month contracts, 33,000 contracts expiring in any other single month, and 33,000 total for all months. These position limits are fixed ceilings that the Fund would not be able to exceed without specific CFTC authorization.

All of these limits may potentially cause a tracking error between the price of the Shares and the Benchmark. This may in turn prevent you from being able to effectively use the Fund as a way to hedge against correlated losses or as a way to indirectly invest in corn.

The Fund does not intend to limit the size of the offering and will attempt to expose substantially all of its proceeds to the corn market utilizing Corn Interests. If the Fund encounters position limits, accountability levels, or price fluctuation limits for Corn Futures Contracts on the CBOT, it may then, if permitted under applicable regulatory requirements, purchase Other Corn Interests and/or Corn Futures Contracts listed on foreign exchanges. However, the Corn Futures Contracts available on such foreign exchanges may have different underlying sizes, deliveries, and prices. In addition, the Corn FuturesContracts available on these exchanges may be subject to their own position limits and accountability levels. In any case, notwithstanding the potential availability of these instruments in certain circumstances, position limits could force the Fund to limit the number of Creation Baskets that it sells.

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

The price and availability of soybeans is influenced by economic and industry conditions, including but not limited to supply and demand factors such as: crop disease; weed control; water availability; various planting, growing, or harvesting problems; severe weather conditions such as drought, floods, heavy rains, frost, or natural disasters that are difficult to anticipate and which cannot be controlled; uncontrolled fires, including arson; challenges in doing business with foreign companies; legal and regulatory restrictions; transportation costs; interruptions in energy supply; currency exchange rate fluctuations; global trade disruption due to outbreaks; and political and economic instability. Additionally, demand for soybeans is affected by changes in international, national, regional and local economic conditions, and demographic trends. The increased production of soybean crops in South America and the rising demand for soybeans in emerging nations such as China and India have increased competition in the soybean market.

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

The increased production of soybean crops in South America and the rising demand for soybeans in emerging nations such as China and India have increased competition in the soybean market. Like the conversion of corn into ethanol, soybeans can be converted into biofuels such as biodiesel. Accordingly, the soybean market has become increasingly affected by demand for biofuels and related legislation. The supply of soybeans could be reduced by the spread of soybean rust, a wind-borne fungal disease. Although soybean rust can be killed with chemicals, chemical treatment increases production costs for farmers. Finally, because processing soybean oil can create trans-fats, the demand for soybean oil may decrease due to heightened governmental regulation of trans-fats or trans-fatty acids. The U.S. Food and Drug Administration currently requires food manufacturers to disclose levels of trans-fats contained in their products, and various local governments have enacted or are considering restrictions on the use of trans-fats in restaurants. Several food processors have either switched or indicated an intention to switch to oil products with lower levels of trans-fats or trans-fatty acids.

The CFTC and U.S. designated contract markets, such as the CBOT, may establish position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by the Fund is not) may hold, own or control. For example, the current position limit for investments at any one time in the Soybean Futures Contracts are 600 spot month contracts, 15,000 contracts expiring in any other single month, and 15,000 total for all months. Soybean Swaps are subject to position limits that are similar to, but currently measured separately from, the limits on Soybean Futures Contracts. These position limits are fixed ceilings that the Fund would not be able to exceed without specific CFTC authorization.

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

As discussed in more detail below price movements for sugar are influenced by, among other things, weather conditions, crop disease, transportation difficulties, various planting, growing and harvesting problems, governmental policies, changing demand, and seasonal fluctuations in supply. More generally, commodity prices may be influenced by economic and monetary events such as changes in interest rates, changes in balances of payments and trade, U.S. and international inflation rates, currency valuations and devaluations, U.S. and internationaleconomic events, and changes in the philosophies and emotions of market participants. Because the Fund invests primarily in interests in a single commodity, it is not a diversified investment vehicle, and therefore may be subject to greater volatility than a diversified portfolio of stocks or bonds or a more diversified commodity pool.

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

The spread of consumerism and the rising affluence of emerging nations such as China and India have created demand for sugar. An influx of people in developing countries moving from rural to urban areas may create more disposable income to be spent on sugar products and might also reduce sugar production in rural areas on account of worker shortages, all of which could result in upward pressure on sugar prices. On the other hand, public health concerns regarding obesity, heart disease and diabetes, particularly in developed countries, may reduce demand for sugar. In light of the time it takes to grow sugarcane and sugar beets and the cost of new facilities for processing these crops, it may not be possible to increase supply quickly or in a cost-effective manner in response to an increase in demand.

The CFTC and U.S. designated contract markets, such as the ICE Futures have established position limits and accountability levels on the maximum net long or net short Sugar Futures Contracts that any person or group of persons under common trading control may hold, own or control.  For example, the current ICE Futures established position limit level for investments in Sugar No. 11 Futures Contracts for the spot month, which is defined as on and after the second business day following the expiration of the regular option contract traded on the expiring futures contract, is 5,000, the accountability level for investments in ICE Sugar No. 11 Futures Contracts for any one month is 10,000, and the accountability level for all combined months is 15,000.  While accountability levels are not fixed ceilings, they are thresholds above which the exchange may exercise greater scrutiny and control over an investor, including limiting an investor to holding no more Sugar No. 11 Futures Contracts than the amount established by the accountability level. The Fund does not intend to invest in Sugar Futures Contracts in excess of any applicable accountability levels.

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

As discussed in more detail below, price movements for wheat are influenced by, among other things, weather conditions, crop disease, transportation difficulties, various planting, growing and harvesting problems, governmental policies, changing demand, and seasonal fluctuations in supply. More generally, commodity prices may be influenced by economic and monetary events such as changes in interest rates, changes in balances of payments and trade, U.S. and internationalinflation rates, currency valuations and devaluations, U.S. and international economic events, and changes in the philosophies and emotions of market participants. Because the Fund invests primarily in interests in a single commodity, it is not a diversified investment vehicle, and therefore may be subject to greater volatility than a diversified portfolio of stocks or bonds or a more diversified commodity pool.

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

The price and availability of wheat is influenced by economic and industry conditions, including but not limited to supply and demand factors such as: crop disease, weed control, water availability, various planting, growing, or harvesting problems, severe weather conditions such as drought, floods, or frost that are difficult to anticipate and which cannot be controlled. Demand for food products made from wheat flour is affected by changes in consumer tastes, national, regional and local economic conditions, and demographic trends. More specifically, demand for such food products in the United States is relatively unaffected by changes in wheat prices or disposable income but is closely tied to tastes and preferences. Export demand for wheat fluctuates yearly, based largely on crop yields in the importing countries.

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

Seasonal fluctuations in the price of wheat may cause risk to an investor because of the possibility that Share prices will be depressed because of the wheat harvest cycle. In the United States, the market for winter wheat, the type of wheat upon which CBOT Wheat Futures Contracts are based, is generally at its lowest point, and wheat prices are generally lowest, shortly before and during the harvest (in the spring or early summer), due to the high supply of wheat in the market. Conversely, winter wheat prices are generally highest in the fall or early winter, when the wheat harvested that year has largely been sold and used. In the futures market, these seasonal fluctuations are typically reflected in contracts expiring in the relevant season (e.g., contracts expiring during the harvest season are typically priced lower than contracts expiring in the fall and early winter). Thus, seasonal fluctuations could result in an investor incurring losses upon the sale of Fund Shares, particularly if the investor needs to sell Shares when the Benchmark Component Futures Contracts are in whole or part, Wheat Futures Contracts expiring in the spring.

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

The CFTC and U.S. designated contract markets, such as the CBOT, may establish position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by the Fund is not) may hold, own or control. For example, the current position limit for investments at any one time in the Wheat Futures Contracts are 600 spot month contracts, 12,000 contracts expiring in any other single month, and 12,000 total for all months. Wheat Swaps are subject to position limits that are similar to, but currently measured separately from, the limits on Wheat Futures Contracts. These position limits are fixed ceilings that the Fund would not be able to exceed without specific CFTC authorization.

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

(b)
On July 31, 2010, for all Funds listed below except the Teucrium Agricultural Fund for which the contribution was made on April 1, 2011, the Sponsor made the following capital contributions and received the following shares for that contribution prior to each Fund’s commencement of operations; such shares were sold in private offerings exempt from registration under Section 4(2) of the Securities Act of 1933, as amended:

1.	a $100 capital contribution to the Teucrium Soybean Fund, another series of the Trust, in exchange for four shares of such fund;

2.	a $100 capital contribution to the Teucrium Sugar Fund, another series of the Trust, in exchange for four shares of such fund; and

3.	a $100 capital contribution to the Teucrium Wheat Fund, another series of the Trust, in exchange for four shares of such fund.

4.	a $100 capital contribution to the Teucrium Agricultural Fund, another series of the Trust, in exchange for two shares of such fund.

Teucrium Corn Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-162033	30,000,000	June 7, 2010
2	333-187463	-	April 30, 2013
3	333-210010	-	April 29, 2016
4	333-230626	-	April 29, 2019
5	333-237234	10,000,000	May 1, 2020

From June 9, 2010 (the commencement of operations) through March 31, 2020, 20,125,000 Shares of the Fund were sold at an aggregate offering price of $555,409,027. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund from June 9, 2010 (the commencement of operations) through March 31, 2020 in an amount equal to $979,547, resulting in net offering proceeds of $554,429,479. The offering proceeds were invested in corn futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Teucrium Soybean Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-167590	10,000,000	June 13, 2011
2	333-196210	-	June 30, 2014
3	333-217247	-	May 1, 2017
4	333-223940	5,000,000	April 30, 2018

From September 19, 2011 (the commencement of the offering) through March 31, 2020, 5,375,000 Shares of the Fund were sold at an aggregate offering price of $101,138,574. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through March 31, 2020 in an amount equal to $149,574, resulting in net offering proceeds of $100,989,000. The offering proceeds were invested in soybean futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Teucrium Sugar Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-167585	10,000,000	June 13, 2011
2	333-196211	-	June 30, 2014
3	333-217248	-	May 1, 2017
4	333-223941	5,000,000	April 30, 2018

From September 19, 2011 (the commencement of the offering) through March 31, 2020, 5,350,000 Shares of the Fund were sold at an aggregate offering price of $50,918,981. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through March 31, 2020 in an amount equal to $75,593, resulting in net offering proceeds of $50,843,388. The offering proceeds were invested in sugar futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Teucrium Wheat Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-167591	10,000,000	June 13, 2011
2	333-196209	-	June 30, 2014
3	333-212481	25,050,000	July 15, 2016
4	333-230623	30,000,000	April 29, 2019

From September 19, 2011 (the commencement of the offering) through March 31, 2020, 21,350,000 Shares of the Fund were sold at an aggregate offering price of $182,865,496. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through March 31, 2020 in an amount equal to $332,810, resulting in net offering proceeds of $182,532,686. The offering proceeds were invested in wheat futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Teucrium Agricultural Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-173691	5,000,000	February 10, 2012
2	333-201953	-	April 30, 2015
3	333-223943	-	April 30, 2018

From March 28, 2012 (the commencement of the offering) through March 31, 2020, 375,000 Shares of the Fund were sold at an aggregate offering price of $18,285,685. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through March 31, 2020 in an amount equal to $11,352, resulting in net offering proceeds of $18,274,333. The offering proceeds were invested in Shares of the Underlying Funds and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Issuer Purchases of CORN Shares:
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2020	250,000	$14.73	N/A	N/A
February 1 to February 29, 2020	200,000	$14.04	N/A	N/A
March 1 to March 31, 2020	350,000	$13.73	N/A	N/A
Total	800,000	$14.12

January 1 to March 31, 2020	800,000	$14.12	N/A	N/A

Issuer Purchases of CANE Shares:
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2020	100,000	$7.38	N/A	N/A
February 1 to February 29, 2020	250,000	$7.38	N/A	N/A
March 1 to March 31, 2020	225,000	$6.12	N/A	N/A
Total	575,000	$6.89

January 1 to March 31, 2020	575,000	$6.89	N/A	N/A

Issuer Purchases of WEAT Shares:
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2020	200,000	$5.83	N/A	N/A
February 1 to February 29, 2020	200,000	$5.57	N/A	N/A
March 1 to March 31, 2020	350,000	$5.37	N/A	N/A
Total	750,000	$5.55

January 1 to March 31, 2020	750,000	$5.55	N/A	N/A

Issuer Purchases of SOYB Shares:
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2020	50,000	$15.46	N/A	N/A
February 1 to February 29, 2020	75,000	$14.58	N/A	N/A
March 1 to March 31, 2020	150,000	$13.85	N/A	N/A
Total	275,000	$14.34

January 1 to March 31, 2020	275,000	$14.34	N/A	N/A

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

Date May 8, 2020

Teucrium Commodity Trust (Registrant)

By:	Teucrium Trading, LLC
its Sponsor

By:	/s/ Sal Gilbertie
Name:	Sal Gilbertie
Chief Executive Officer

Date: May 8, 2020