Form 10-Q
period 2020-06-30
Teucrium Commodity Trust
filed 2020-08-10
CIK 1471824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2020.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34765

Teucrium Commodity Trust
(Exact name of registrant as specified in its charter)

Delaware	27-0724963
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Total Number of Outstanding Shares as of August 6, 2020
Teucrium Corn Fund	7,375,004
Teucrium Sugar Fund	1,875,004
Teucrium Soybean Fund	4,750,004
Teucrium Wheat Fund	9,600,004
Teucrium Agricultural Fund	62,502

TEUCRIUM COMMODITY TRUST

2

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Cash and cash equivalents	$196,778,163	$166,081,885
Receivable for investments sold	211,145	-
Interest receivable	4,378	250
Other assets	71,854	9,719
Equity in trading accounts:
Commodity futures contracts	925,680	7,712,856
Due from broker	18,141,740	4,252
Total equity in trading accounts	19,067,420	7,717,108
Total assets	$216,132,960	$173,808,962

Liabilities
Management fee payable to Sponsor	129,083	141,898
Payable for purchases of commercial paper	7,495,500	-
Other liabilities	32,861	38,767
Capital shares payable	4,241,134	-
Equity in trading accounts:
Commodity futures contracts	4,747,706	581,574
Due to broker	-	5,140,126
Total equity in trading accounts	4,747,706	5,721,700
Total liabilities	16,646,284	5,902,365

Net Assets	$199,486,676	$167,906,597

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED SCHEDULE OF INVESTMENTS

June 30, 2020

(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio 0.05% (cost $95,724,819)	$95,724,819	47.99%	95,724,819
Blackrock Liquidity FedFund - Institutional Class 0.09% (cost $5,277,214)	5,277,214	2.65
Total money market funds (cost: $101,002,033)	$101,002,033	50.64%

			Principal Amount
Commercial Paper
BASF SE 1.34% (cost: $9,976,724 due: 7/06/2020)	$9,998,152	5.01%	10,000,000
Bayer Corporation 2.15% (cost: $9,947,344 due: 7/27/2020)	9,984,618	5.01	10,000,000
CNH Industrial Capital LLC 2.01% (cost: $4,983,611 due: 7/17/2020)	4,995,556	2.50	5,000,000
FMC Technologies, Inc. 1.76% (cost: $9,973,022 due: 7/27/2020)	9,987,362	5.01	10,000,000
FMC Technologies, Inc. 1.51% (cost: $7,490,938 due: 7/01/2020)	7,500,000	3.76	7,500,000
FMC Technologies, Inc. 0.83% (cost: $2,498,444 due: 7/13/2020)	2,499,308	1.25	2,500,000
General Motors Financial Company, Inc.1.01% (cost: $4,987,516 due: 9/23/2020)	4,988,218	2.50	5,000,000
General Motors Financial Company, Inc.0.53% (cost: $4,998,381 due: 7/16/2020)	4,998,896	2.51	5,000,000
Hyundai Capital America, Inc. 0.56% (cost: $4,996,190 due: 8/14/2020)	4,996,578	2.50	5,000,000
Hyundai Capital America, Inc.0.54% (cost: $7,495,500 due: 8/10/2020)	7,495,500	3.76	7,500,000
Jabil Inc.0.61% (cost: $4,994,070 due: 8/28/2020)	4,994,959	2.50	5,000,000
Jabil Inc.0.75% (cost: $9,992,918 due: 7/08/2020)	9,998,541	5.01	10,000,000
The Dow Chemical Company1.00% (cost: $4,987,917 due: 8/24/2020)	4,992,500	2.50	5,000,000
Walgreens Boots Alliance, Inc. 0.43% (cost: $4,995,880 due: 8/24/2020)	4,996,776	2.50	5,000,000
WGL Holdings, Inc.0.60% (cost: $2,498,000 due: 7/22/2020)	2,499,125	1.25	2,500,000
Total Commercial Paper (cost: $94,816,455)	$94,926,089	47.57%
Total cash equivalents	$195,928,122	98.21%

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States corn futures contracts
CBOT corn futures DEC21 (1,658 contracts)	$510,002	0.26	$30,921,700

United States soybean futures contracts
CBOT soybean futures JAN21 (383 contacts)	322,552	0.16	16,942,963

United States sugar futures contracts
ICE sugar futures MAY21 (194 contracts)	24,439	0.01	2,666,026
ICE sugar futures MAR22 (227 contracts)	68,687	0.03	3,089,016
Total commodity futures contracts	$925,680	0.46%	$53,619,705

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT corn futures SEP20 (1,812 contracts)	$435,054	0.22%	$30,939,900
CBOT corn futures DEC20 (1,513 contracts)	2,084,098	1.04	26,515,325

United States soybean futures contracts
CBOT soybean futures NOV20 (448 contracts)	150,837	0.08	19,762,400
CBOT soybean futures NOV21 (449 contracts)	49,371	0.02	19,582,012

United States sugar futures contracts
ICE sugar futures MAR21 (222 contracts)	212,606	0.11	3,122,918

United States wheat futures contracts
CBOT wheat futures SEP20 (655 contracts)	767,697	0.38	16,104,812
CBOT wheat futures DEC20 (553 contracts)	514,883	0.26	13,797,350
CBOT wheat futures DEC21 (605 contracts)	533,160	0.27	16,070,313
Total commodity futures contracts	$4,747,706	2.38%	$145,895,030

Exchange-traded funds*			Shares
Teucrium Corn Fund	$260,585	0.13%	21,008
Teucrium Soybean Fund	261,237	0.13	18,681
Teucrium Sugar Fund	262,901	0.13	45,924
Teucrium Wheat Fund	260,506	0.13	51,737
Total exchange-traded funds (cost $1,385,044)	$1,045,229	0.52%

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

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized loss on commodity futures contracts	$(7,587,383)	$(7,714,964)	$(9,277,336)	$(12,321,045)
Net change in unrealized appreciation (depreciation) on commodity futures contracts	1,512,207	17,277,425	(10,953,308)	12,600,695
Interest income	348,584	1,101,771	989,116	2,087,816
Total (loss) income	(5,726,592)	10,664,232	(19,241,528)	2,367,466

Expenses
Management fees	356,401	412,685	740,764	779,348
Professional fees	467,596	333,153	758,485	635,234
Distribution and marketing fees	624,765	729,998	1,278,946	1,297,194
Custodian fees and expenses	106,162	89,371	184,034	173,420
Business permits and licenses fees	67,067	22,360	108,944	54,306
General and administrative expenses	125,363	81,706	176,273	145,425
Brokerage commissions	-	13,144	-	41,273
Other expenses	6	7,661	25	15,562
Total expenses	1,747,360	1,690,078	3,247,471	3,141,762

Expenses waived by the Sponsor	(243,764)	(98,526)	(417,017)	(232,643)

Total expenses, net	1,503,596	1,591,552	2,830,454	2,909,119

Net (loss) income	$(7,230,188)	$9,072,680	$(22,071,982)	$(541,653)

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2020	June 30, 2019
Operations
Net loss	$(22,071,982)	$(541,653)
Capital transactions
Issuance of Shares	85,735,034	61,931,985
Redemption of Shares	(32,294,893)	(13,611,950)
Net change in the cost of the Underlying Funds	211,920	1,339
Total capital transactions	53,652,061	48,321,374

Net change in net assets	31,580,079	47,779,721

Net assets, beginning of period	167,906,597	150,251,160

Net assets, end of period	$199,486,676	$198,030,881

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2020	June 30, 2019
Cash flows from operating activities:
Net loss	$(22,071,982)	$(541,653)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized appreciation (depreciation) on commodity futures contracts	10,953,308	(12,600,695)
Changes in operating assets and liabilities:
Due from broker	(18,137,488)	10,842,595
Interest receivable	(4,128)	(1,038)
Receivable for investments sold	(211,145)	-
Other assets	(62,135)	(205,580)
Due to broker	(5,140,126)	10,217,018
Management fee payable to Sponsor	(12,815)	22,323
Payable for purchases of commercial paper	7,495,500	(14,951,548)
Other liabilities	(5,906)	(9,524)
Net cash used in operating activities	(27,196,917)	(7,228,102)

Cash flows from financing activities:
Proceeds from sale of Shares	85,735,034	61,931,985
Redemption of Shares	(28,053,759)	(13,611,950)
Net change in cost of the Underlying Funds	211,920	1,339
Net cash provided by financing activities	57,893,195	48,321,374

Net change in cash and cash equivalents	30,696,278	41,093,272
Cash and cash equivalents beginning of period	166,081,885	159,250,322
Cash and cash equivalents end of period	$196,778,163	$200,343,594

The accompanying notes are an integral part of these financial statements.

NOTES TO COMBINED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

Note 1 - Organization and Operation

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year ending December 31, 2020.

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

Note 2 - Principal Contracts and Agreements

The Sponsor employs U.S. Bank N.A. as the Custodian for the Funds. The principal business address for U.S. Bank N.A is 1555 North Rivercenter Drive, Suite 302, Milwaukee, Wisconsin 53212. U.S. Bank N.A. is a Wisconsin state-chartered bank subject to regulation by the Board of Governors of the Federal Reserve System and the Wisconsin State Banking Department. The principal address for U.S. Bancorp Fund Services, LLC doing business as U.S. Bank Global Fund Services ("Global Fund Services") is 615 E. Michigan Street, Milwaukee, WI 53202. In addition, effective on the Conversion Date, Global Fund Services, a wholly owned subsidiary of U.S. Bank, commenced serving as administrator for each Fund, performing certain administrative and accounting services and preparing certain SEC reports on behalf of the Funds, and also became the registrar and transfer agent for each Fund’s Shares. For such services, U.S. Bank and Global Fund Services will receive an asset-based fee, subject to a minimum annual fee.

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

ED&F Man Capital Markets, Inc. (“ED&F Man”) serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. ED&F Man is registered as an FCM with the U.S. CFTC and is a member of the NFA. ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA. ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar and Wheat Futures Contracts ED&F Man is paid $9.00 per round turn. Prior to August 21, 2019, these expenses were recorded in brokerage commissions on the combined statements of operations. Beginning on August 21, 2019, these expenses were recognized on a per-trade basis. The half-turn is recognized as an unrealized loss on the combined statements of operations for contracts that have been purchased since the change in recognition, and a full turn is recognized as a realized loss on the combined statements of operations when a contract is sold. A summary of these expenses is included below.

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

	Three months ended June 30, 2020	Three months ended June 30, 2019	Six months ended June 30, 2020	Six months ended June 30, 2019
Amount Recognized for Custody Services	$106,162	$89,371	$184,034	$173,420
Amount of Custody Services Waived	$2,607	$5,951	$15,342	$19,567

Amount Recognized for Distribution Services	$35,719	$35,502	$79,422	$73,407
Amount of Distribution Services Waived	$1,005	$2,294	$2,475	$3,900

Amount Recognized for Brokerage Commissions	$-	$13,144	$-	$41,272
Amount of Brokerage Commissions Waived	$-	$-	$-	$-

Amount Recognized for Wilmington Trust	$-	$-	$-	$-
Amount of Wilmington Trust Waived	$-	$-	$-	$-

Amount Recognized for TCP	$22,500	$-	$45,000	$-
Amount of TCP Waived	$1,647	$-	$1,777	$-

Note 3 - Summary of Significant Accounting Policies

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

The Sponsor invests a portion of cash in commercial paper, which is deemed a cash equivalent based on the rating and duration of contracts as described in the notes to the combined financial statements and reflected in cash and cash equivalents on the combined statements of assets and liabilities and in cash and cash equivalents cash on the combined statements of cash flows. Accretion on these investments are recognized using the effective interest method in U.S. dollars and included in interest income on the combined statements of operations.

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

Brokerage Commissions

Beginning on August 21, 2019, the Sponsor began recognizing the expense for brokerage commissions for futures contract trades on a per-trade basis. Prior to the change, brokerage commissions on all open commodity futures contracts were accrued on the trade date and on a full-turn basis. The below table shows the amounts included on the combined statements of operations as unrealized losses attributed to brokerage commissions as of June 30, 2020.

	CORN	SOYB	CANE	WEAT	TAGS	TRUST
Unrealized Loss Attributed to Brokerage Commissions	$19,575	$5,144	$2,574	$6,165	$-	$33,458
Total Brokerage Commissions paid including unrealized loss	$40,422	$10,145	$8,243	$14,159	$1	$72,970

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

The Funds are required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Funds file income tax returns in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2017 to 2019, the Funds remain subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Funds recording a tax liability that reduces net assets. Based on their analysis, the Funds have determined that they have not incurred any liability for unrecognized tax benefits as of June 30, 2020 and for the years ended December 31, 2019, 2018, and 2017. However, the Funds’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Funds recognize interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three and six months ended June 30, 2020 and 2019.

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

TAGS: 50,000shares representing 4 baskets

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

	June 30, 2020	December 31, 2019
Money Market Funds	$101,002,033	$3,060
Demand Deposit Savings Accounts	850,041	89,552,523
Commercial Paper	94,926,089	69,915,031
Treasury Bills	-	6,611,271
Total cash and cash equivalents as presented on the combined Statement of Assets and Liabilities	$196,778,163	$166,081,885

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

	Three months ended June 30, 2020	Three months ended June 30, 2019	Six months ended June 30, 2020	Six months ended June 30, 2019
Recognized Related Party Transactions	$481,113	$426,792	$1,072,237	$1,117,600
Waived Related Party Transactions	$84,225	$39,877	$184,907	$76,557

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

	CORN	SOYB	CANE	WEAT	TAGS	TRUST
Three months ended June 30, 2020	$108,468	$47,076	$76,539	$-	$11,681	$243,764
Three months ended June 30, 2019	$-	$33,391	$57,954	$-	$7,181	$98,526
Six months ended June 30, 2020	$195,575	$77,047	$113,892	$-	$30,503	$417,017
Six months ended June 30, 2019	$5,639	$96,303	$99,436	$2,500	$28,765	$232,643

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

On June 30, 2020 and December 31, 2019, in the opinion of the Trust, the reported value at the close of the market for each commodity contract fairly reflected the value of the futures and no alternative valuations were required. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Funds consider the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

For the three and six months ended June 30, 2020 and year ended December 31, 2019, the Funds did not have any significant transfers between any of the levels of the fair value hierarchy, except for the DEC21 CBOT Wheat contracts held by WEAT which are reflected as a Level 2 investment due to the quarterly average daily volume for the contract for the quarter ended June 30, 2020.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-02: “Financial Instruments-Credit Losses (Topic 326) and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842). The amendment updates and adds language to ASU 2016-02. The amendments were adopted for the quarter ended March 31, 2020; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Funds.

The FASB issued ASU 2020-01: Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)-Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The amendments clarify the treatment of transactions that require a company to apply or discontinue the equity method of accounting. The amendments were adopted early for the quarter ended March 31, 2020; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Funds.

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

The FASB issued ASU 2019-04: “Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and hedging, and Topic 825, Financial Instruments.” The amendments clarify and improve areas of guidance related to the recently issued standards on credit losses, hedging, and recognition and measurement, specifically relating to ASU 2017-12. The amendments were early adopted for the quarter ended June 30, 2019; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Funds.

The FASB issued ASU 2019-01: "Leases (Topic 842): Codification Improvements. These amendments align the guidance for fair value of underlying assets by lessors that are not manufacturers or dealers in Topic 842 with that of existing guidance. The amendments will be effective for fiscal years and interim periods beginning after December 15, 2019 and may be adopted early. The Sponsor is evaluating the impacts, but the amendment is not expected to have a material impact on the financial statements of the Trust or the Funds.

The FASB issued ASU 2018-13: “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. These amendments modify public and private company fair value disclosure requirements. While some disclosures were removed or modified, others were added. The guidance is a result of the FASB’s test of the principals developed to improve the effectiveness of disclosures in the notes to the financial statements. The amendments will be effective for fiscal years and interim periods beginning after December 15, 2019 and may be adopted early. The Sponsor is evaluating the impacts, specifically, the removal, modification and addition to the fair value disclosures of the Trust or the Funds.

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

Note 4 - Fair Value Measurements

The Trust’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Trust’s significant accounting policies in Note 3. The following table presents information about the Trust’s assets and liabilities measured at fair value as of June 30, 2020 and December 31, 2019:

June 30, 2020

Assets:	Level 1	Level 2	Level 3	Balance as of June 30, 2020
Cash Equivalents	$195,928,122	$-	$-	$195,928,122
Commodity Futures Contracts
Corn futures contracts	510,002	-	-	510,002
Soybean futures contracts	322,552	-	-	322,552
Sugar futures contracts	93,126	-	-	93,126
Total	$196,853,802	$-	$-	$196,853,802

Liabilities	Level 1	Level 2	Level 3	Balance as of June 30, 2020
Commodity Futures Contracts
Corn futures contracts	$2,519,152	$-	$-	$2,519,152
Soybean futures contracts	200,208	-	-	200,208
Sugar futures contracts	212,606	-	-	212,606
Wheat futures contracts	1,282,580	533,160	-	1,815,740
Total	$4,214,546	$533,160	$-	$4,747,706

December 31, 2019

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2019
Cash Equivalents	$76,529,362	$-	$-	$76,529,362
Commodity Futures Contracts
Corn futures contracts	1,365,055	-	-	1,365,055
Soybean futures contracts	931,896	-	-	931,896
Sugar futures contracts	347,429	-	-	347,429
Wheat futures contracts	5,068,476	-	-	5,068,476
Total	$84,242,218	$-	$-	$84,242,218

Liabilities	Level 1	Level 2	Level 3	Balance as of December 31, 2019
Commodity Futures Contracts
Corn futures contracts	$581,574	$-	$-	$581,574

For the period ending June 30, 2020 and year ended December 31, 2019, the Funds did not have any significant transfers between any of the levels of the fair value hierarchy, except for the DEC21 CBOT Wheat contracts held by WEAT which are reflected as a Level 2 investment due to the quarterly average daily volume for the contract.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 - Derivative Instruments and Hedging Activities

In the normal course of business, the Funds utilize derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Funds’ derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Funds are also subject to additional counter-party risk due to inability of its counterparties to meet the terms of their contracts. For the three and six months ended June 30, 2020 and year ended December 31, 2019, the Funds invested only in commodity futures contracts specifically related to each Fund.

Futures Contracts

The Funds are subject to commodity price risk in the normal course of pursuing their investment objectives. A futures contract represents a commitment for the future purchase or sale of an asset at a specified price on a specified date.

The purchase and sale of futures contracts requires margin deposits with an FCM. Subsequent payments (variation margin) are made or received by each Fund each day, depending on the daily fluctuations in the value of the contract, and are recorded as unrealized gains or losses by each Fund. Futures contracts may reduce the Funds’ exposure to counter-party risk since futures contracts are exchange-traded; and the exchange’s clearinghouse, as the counterparty to all exchange-traded futures, guarantees the futures against default.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of June 30, 2020 and December 31, 2019.

Offsetting of Financial Assets and Derivative Assets as of June 30, 2020

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Corn futures contracts	$510,002	$-	$510,002	$510,002	$-	$-
Soybean futures contracts	$322,552	$-	$322,552	$200,208	$-	$122,344
Sugar futures contracts	$93,126	$-	$93,126	$93,126	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of June 30, 2020

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity Price
Corn futures contracts	$2,519,152	$-	$2,519,152	$510,002	$2,009,150	$-
Soybean futures contracts	$200,208	$-	$200,208	$200,208	$-	$-
Sugar futures contracts	$212,606	$-	$212,606	$93,126	$119,480	$-
Wheat futures contracts	$1,815,740	$-	$1,815,740	$-	$1,815,740	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2019

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Corn futures contracts	$1,365,055	$-	$1,365,055	$581,574	$-	$783,481
Soybean futures contracts	$931,896	$-	$931,896	$-	$643,808	$288,088
Sugar futures contracts	$347,429	$-	$347,429	$-	$237,908	$109,521
Wheat futures contracts	$5,068,476	$-	$5,068,476	$-	$4,258,410	$810,066

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2019

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity Price
Corn futures contracts	$581,574	$-	$581,574	$581,574	$-	$-

The following is a summary of realized and unrealized gains (losses) of the derivative instruments utilized by the Trust:

Three months ended June 30, 2020

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation (Depreciation) on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(5,200,091)	$4,223,848
Soybean futures contracts	(861,903)	1,484,213
Sugar futures contracts	(1,239,596)	1,689,036
Wheat futures contracts	(285,793)	(5,884,890)
Total commodity futures contracts	$(7,587,383)	$1,512,207

Three months ended June 30, 2019

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation (Depreciation) on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(2,187,325)	$6,531,538
Soybean futures contracts	(1,187,050)	1,746,950
Sugar futures contracts	(68,701)	(269,125)
Wheat futures contracts	(4,271,888)	9,268,062
Total commodity futures contracts	$(7,714,964)	$17,277,425

Six months ended June 30, 2020

	Realized (Loss) Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(6,779,194)	$(2,792,631)
Soybean futures contracts	(1,718,118)	(809,552)
Sugar futures contracts	(947,539)	(466,909)
Wheat futures contracts	167,515	(6,884,216)
Total commodity futures contracts	$(9,277,336)	$(10,953,308)

Six months ended June 30, 2019

	Realized (Loss) Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation (Depreciation) on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(3,093,050)	$4,416,538
Soybean futures contracts	(1,153,412)	1,242,075
Sugar futures contracts	292,667	(209,093)
Wheat futures contracts	(8,367,250)	7,151,175
Total commodity futures contracts	$(12,321,045)	$12,600,695

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for the futures contracts held was $161.5 million and $175.1 million for the three months ended June 30, 2020 and 2019 and $154.9 million and $160.3 million for the six months ended June 30, 2020 and 2019.

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

Note 7 - Detail of the net assets and shares outstanding of the Funds that are a series of the Trust

The following are the net assets and shares outstanding of each Fund that is a series of the Trust and, thus, in total, comprise the combined net assets of the Trust:

June 30, 2020

	Outstanding Shares	Net Assets
Teucrium Corn Fund	7,125,004	$88,377,671
Teucrium Soybean Fund	4,025,004	56,286,250
Teucrium Sugar Fund	1,550,004	8,873,365
Teucrium Wheat Fund	9,125,004	45,946,643
Teucrium Agricultural Fund:
Net assets including the investment in the Underlying Funds	65,502	1,047,976
Less: Investment in the Underlying Funds		(1,045,229)
Net for the Fund in the combined net assets of the Trust		2,747
Total		$199,486,676

December 31, 2019

	Outstanding Shares	Net Assets
Teucrium Corn Fund	5,075,004	$75,220,190
Teucrium Soybean Fund	1,775,004	28,135,131
Teucrium Sugar Fund	1,750,004	12,313,180
Teucrium Wheat Fund	8,950,004	52,236,196
Teucrium Agricultural Fund:
Net assets including the investment in the Underlying Funds	75,002	1,478,780
Less: Investment in the Underlying Funds		(1,476,880)
Net for the Fund in the combined net assets of the Trust		1,900
Total		$167,906,597

The detailed information for the subscriptions and redemptions, and other financial information for each Fund that is a series of the Trust are included in the accompanying financial statements of each Fund.

Note 8 - Subsequent Events

Management has evaluated the financial statements for the quarter-ended June 30, 2020 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Trust and Funds other than those noted below:

Trust:

The impact of COVID-19 is evolving rapidly and such events can be highly disruptive to economies and markets. The impact of COVID-19 to the Trust and the Funds is described in more detail in Part 2 of this 10-Q.

On July 20, 2020, the Sponsor opened interest-bearing accounts for CORN, SOYB, CANE, and WEAT, with Capital One Bank through American Deposit Management Company. Balances in the accounts may at times exceed FDIC insurance limits.

CORN:

On July 20, 2020, the Sponsor opened an interest-bearing account with Capital One Bank through American Deposit Management Company. Balances in the account may at times exceed FDIC insurance limits.

SOYB:

On July 20, 2020, the Sponsor opened an interest-bearing account with Capital One Bank through American Deposit Management Company. Balances in the account may at times exceed FDIC insurance limits.

The total net assets for the fund increased by $14,654,476, or 26%, for the period June 30, 2020 through August 6, 2020. This was driven by a 25% increase in the shares outstanding and by a 0.5% increase in the net asset value per share. This is inclusive of a 300,000 share create that was placed on August 6, 2020, which created a receivable of $4,214,310 which settles August 7, 2020.

CANE:

On July 20, 2020, the Sponsor opened an interest-bearing account with Capital One Bank through American Deposit Management Company. Balances in the account may at times exceed FDIC insurance limits.

The total net assets for the fund increased by $2,555,133, or 29%, for the period June 30, 2020 through August 6, 2020. This was driven by a 21% increase in the shares outstanding and by a 6% increase in the net asset value per share.

WEAT:

On July 20, 2020, the Sponsor opened an interest-bearing account with Capital One Bank through American Deposit Management Company. Balances in the account may at times exceed FDIC insurance limits.

TAGS:

Nothing to report.

TEUCRIUM CORN FUND

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Cash and cash equivalents	$92,135,308	$74,521,123
Interest receivable	1,664	106
Other assets	48,494	-
Equity in trading accounts:
Commodity futures contracts	510,002	1,365,055
Due from broker	9,788,953	4,252
Total equity in trading accounts	10,298,955	1,369,307
Total assets	102,484,421	75,890,536

Liabilities
Management fee payable to Sponsor	53,543	65,233
Payable for purchases of commercial paper	7,495,500	-
Other liabilities	7,222	23,539
Capital shares payable	4,031,333	-
Equity in trading accounts:
Commodity futures contracts	2,519,152	581,574
Total liabilities	14,106,750	670,346

Net assets	$88,377,671	$75,220,190

Shares outstanding	7,125,004	5,075,004

Shares Authorized	16,650,000	10,125,000

Net asset value per share	$12.40	$14.82

Market value per share	$12.40	$14.80

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

SCHEDULE OF INVESTMENTS

June 30, 2020
(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio (cost $41,818,901)	$41,818,901	47.32%	41,818,901
Blackrock Liquidity FedFund - Institutional Class (cost $2,627,990)	2,627,990	2.97	2,627,990
Total money market funds (cost: $44,446,891)	$44,446,891	50.29%

			Principal Amount
Commercial Paper
Bayer Corporation 2.15% (cost: $4,973,672 due 7/27/2020)	$4,992,309	5.65%	5,000,000
BASF SE 1.34% (cost: $4,988,362 due 7/06/2020)	4,999,076	5.66	5,000,000
CNH Industrial Capital LLC 2.01% (cost: $2,491,806 due 7/17/2020)	2,497,778	2.82	2,500,000
FMC Technologies, Inc. 1.76% (cost: $4,986,511 due 7/27/2020)	4,993,681	5.65	5,000,000
FMC Technologies, Inc. 1.51% (cost: $7,490,938 due 7/01/2020)	7,500,000	8.48	7,500,000
Jabil Inc. 0.75% (cost: $2,498,229 due 7/08/2020)	2,499,635	2.83	2,500,000
Walgreens Boots Alliance, Inc. 0.43% (cost: $2,497,940 due 8/24/2020)	2,498,388	2.83	2,500,000
General Motors Financial Company, Inc. 0.53% (cost: $4,998,381 due 7/16/2020)	4,998,896	5.66	5,000,000
Hyundai Capital America, Inc. 0.56% (cost: $2,498,095 due 8/14/2020)	2,498,289	2.83	2,500,000
General Motors Financial Company, Inc. 1.01% (cost: $2,493,758 due 9/23/2020)	2,494,109	2.82	2,500,000
Hyundai Capital America, Inc. 0.54% (cost: $7,495,500 due 8/10/2020)	7,495,500	8.48	7,500,000
Total Commercial Paper (cost: $47,413,192)	$47,467,661	53.71%
Total cash equivalents	$91,914,552	104.00%

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States corn futures contracts
CBOT corn futures DEC21 (1,658 contracts)	$510,002	0.58%	$30,921,700

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT corn futures SEP20 (1,812 contracts)	$435,054	0.49%	$30,939,900
CBOT corn futures DEC20 (1,513 contracts)	2,084,098	2.36	26,515,325
Total commodity futures contracts	$2,519,152	2.85%	$57,455,225

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

TEUCRIUM CORN FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized loss on commodity futures contracts	$(5,200,091)	$(2,187,325)	$(6,779,194)	$(3,093,050)
Net change in unrealized appreciation or (depreciation) on commodity futures contracts	4,223,848	6,531,538	(2,792,631)	4,416,538
Interest income	154,141	474,635	443,599	853,579
Total (loss) income	(822,102)	4,818,848	(9,128,226)	2,177,067

Expenses
Management fees	147,767	176,715	318,564	316,837
Professional fees	209,862	145,210	339,668	243,455
Distribution and marketing fees	291,920	285,848	620,098	484,262
Custodian fees and expenses	54,528	35,343	91,856	61,966
Business permits and licenses fees	29,554	3,534	32,969	9,139
General and administrative expenses	57,338	27,483	82,958	52,443
Brokerage commissions	-	5,301	-	18,768
Other expenses	-	3,534	-	6,337
Total expenses	790,969	682,968	1,486,113	1,193,207

Expenses waived by the Sponsor	(108,468)	-	(195,575)	(5,639)

Total expenses, net	682,501	682,968	1,290,538	1,187,568

Net (loss) income	$(1,504,603)	$4,135,880	$(10,418,764)	$989,499

Net (loss) income per share	$(0.55)	$1.18	$(2.42)	$0.29
Net (loss) income per weighted average share	$(0.31)	$0.93	$(2.14)	$0.25
Weighted average shares outstanding	4,890,389	4,439,564	4,862,504	3,993,650

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2020	June 30, 2019
Operations
Net (loss) income	$(10,418,764)	$989,499
Capital transactions
Issuance of Shares	42,543,773	40,556,488
Redemption of Shares	(18,967,528)	(1,551,650)
Total capital transactions	23,576,245	39,004,838
Net change in net assets	13,157,481	39,994,337

Net assets, beginning of period	$75,220,190	$56,379,057

Net assets, end of period	$88,377,671	$96,373,394

Net asset value per share at beginning of period	$14.82	$16.11

Net asset value per share at end of period	$12.40	$16.40

Creation of Shares	3,475,000	2,475,000
Redemption of Shares	1,425,000	100,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2020	June 30, 2019
Cash flows from operating activities:
Net (loss) income	$(10,418,764)	$989,499
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Net change in unrealized appreciation (depreciation) on commodity futures contracts	2,792,631	(4,416,538)
Changes in operating assets and liabilities:
Due from broker	(9,784,701)	3,730,196
Interest receivable	(1,558)	(526)
Other assets	(48,494)	(50,304)
Due to broker	-	5,231,225
Management fee payable to Sponsor	(11,690)	22,103
Payable for purchases of commercial paper	7,495,500	(4,981,957)
Other liabilities	(16,317)	(18,512)
Net cash (used in) provided by operating activities	(9,993,393)	505,186

Cash flows from financing activities:
Proceeds from sale of Shares	42,543,773	40,556,488
Redemption of Shares	(14,936,195)	(1,551,650)
Net cash provided by financing activities	27,607,578	39,004,838

Net change in cash and cash equivalents	17,614,185	39,510,024
Cash and cash equivalents, beginning of period	74,521,123	58,910,133
Cash and cash equivalents, end of period	$92,135,308	$98,420,157

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

Note 1 - Organization and Operation

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

On June 7, 2010, the initial Form S-1 for CORN was declared effective by the U.S. Securities and Exchange Commission (“SEC”). On June 8, 2010, four Creation Baskets for CORN were issued representing 200,000 shares and $5,000,000. CORN began trading on the New York Stock Exchange (“NYSE”) Arca on June 9, 2010. The current registration statement for CORN was declared effective by the SEC on May 1, 2020. The registration statement for CORN registered an additional 10,000,000shares.

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year ending December 31, 2020.

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

Note 2 - Principal Contracts and Agreements

The Sponsor employs U.S. Bank N.A. as the Custodian for the Funds. The principal business address for U.S. Bank N.A is 1555 North Rivercenter Drive, Suite 302, Milwaukee, Wisconsin 53212. U.S. Bank N.A. is a Wisconsin state-chartered bank subject to regulation by the Board of Governors of the Federal Reserve System and the Wisconsin State Banking Department. The principal address for U.S. Bancorp Fund Services, LLC doing business as U.S. Bank Global Fund Services ("Global Fund Services") is 615 E. Michigan Street, Milwaukee, WI 53202. In addition, effective on the Conversion Date, Global Fund Services, a wholly owned subsidiary of U.S. Bank, commenced serving as administrator for each Fund, performing certain administrative and accounting services and preparing certain SEC reports on behalf of the Funds, and also became the registrar and transfer agent for each Fund’s Shares. For such services, U.S. Bank and Global Fund Services will receive an asset-based fee, subject to a minimum annual fee.

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

ED&F Man Capital Markets, Inc. (“ED&F Man”) serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. ED&F Man is registered as an FCM with the U.S. CFTC and is a member of the NFA. ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA. ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar and Wheat Futures Contracts ED&F Man is paid $9.00 per round turn. Prior to August 21, 2019, these expenses were recorded in brokerage commissions on the statements of operations. Beginning on August 21, 2019, these expenses were recognized on a per-trade basis. The half-turn is recognized as an unrealized loss on the statements of operations for contracts that have been purchased since the change in recognition, and a full turn is recognized as a realized loss on the statements of operations when a contract is sold. A summary of these expenses is included below.

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

	Three months ended June 30, 2020	Three months ended June 30, 2019	Six months ended June 30, 2020	Six months ended June 30, 2019

Amount Recognized for Custody Services	$54,528	$35,343	$91,856	$61,966
Amount of Custody Services Waived	$-	$-	$10,000	$-

Amount Recognized for Distribution Services	$17,356	$13,564	$39,671	$27,301
Amount of Distribution Services Waived	$-	$-	$-	$-

Amount Recognized for Brokerage Commissions	$-	$5,301	$-	$18,768
Amount of Brokerage Commissions Waived	$-	$-	$-	$-

Amount Recognized for Wilmington Trust	$-	$-	$-	$-
Amount of Wilmington Trust Waived	$-	$-	$-	$-

Amount Recognized for TCP	$11,375	$-	$22,759	$-
Amount of TCP Waived	$-	$-	$-	$-

Note 3 - Summary of Significant Accounting Policies

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

The Sponsor invests a portion of cash in commercial paper, which is deemed a cash equivalent based on the rating and duration of contracts as described in the notes to the financial statements and reflected in cash and cash equivalents on the statements of assets and liabilities and statements of cash flows. Accretion on these investments are recognized using the effective interest method in U.S. dollars and included in interest income on the statements of operations.

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

Brokerage Commissions

Beginning on August 21, 2019, the Sponsor began recognizing the expense for brokerage commissions for futures contract trades on a per-trade basis. Prior to the change, brokerage commissions on all open commodity futures contracts were accrued on the trade date and on a full-turn basis. The below table shows the amounts included on the statements of operations as unrealized losses attributed to brokerage commissions as of June 30, 2020.

CORN
Unrealized Loss Attributed to Brokerage Commissions	$19,575
Total Brokerage Commissions paid including unrealized loss	$40,422

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2017 to 2019, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2020 and for the years ended December 31, 2019, 2018, and 2017. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three and six months ended June 30, 2020 and 2019.

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

	June 30, 2020	December 31, 2019
Money Market Funds	$44,446,891	$102
Demand Deposit Savings Accounts	220,756	36,303,603
Commercial Paper	47,467,661	34,953,236
Treasury Bills	-	3,264,182
Total cash and cash equivalents as presented on the Statement of Assets and Liabilities	$92,135,308	$74,521,123

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

	Three months ended June 30, 2020	Three months ended June 30, 2019	Six months ended June 30, 2020	Six months ended June 30, 2019
Recognized Related Party Transactions	$233,294	$165,828	$534,936	$415,411
Waived Related Party Transactions	$50,000	$-	$127,107	$4,500

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

CORN
Three months ended June 30, 2020	$108,468
Three months ended June 30, 2019	$-
Six months ended June 30, 2020	$195,575
Six months ended June 30, 2019	$5,639

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

On June 30, 2020 and December 31, 2019, in the opinion of the Trust and the Fund, the reported value of the Corn Futures Contracts traded on the CBOT fairly reflected the value of the Corn Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

For the three months ended June 30, 2020 and for the year ended December 31, 2019, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-02: “Financial Instruments-Credit Losses (Topic 326) and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842). The amendment updates and adds language to ASU 2016-02. The amendments were adopted for the quarter ended March 31, 2020; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2020-01: Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)-Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The amendments clarify the treatment of transactions that require a company to apply or discontinue the equity method of accounting. The amendments were adopted early for the quarter ended March 31, 2020; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

The FASB issued ASU 2019-04: “Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and hedging, and Topic 825, Financial Instruments.” The amendments clarify and improve areas of guidance related to the recently issued standards on credit losses, hedging, and recognition and measurement, specifically relating to ASU 2017-12. The amendments were early adopted for the quarter ended June 30, 2019; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2019-01: "Leases (Topic 842): Codification Improvements. These amendments align the guidance for fair value of underlying assets by lessors that are not manufacturers or dealers in Topic 842 with that of existing guidance. The amendments will be effective for fiscal years and interim periods beginning after December 15, 2019 and may be adopted early. The Sponsor is evaluating the impacts, but the amendment is not expected to have a material impact on the financial statements of the Trust or the Fund.

The FASB issued ASU 2018-13: “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. These amendments modify public and private company fair value disclosure requirements. While some disclosures were removed or modified, others were added. The guidance is a result of the FASB’s test of the principals developed to improve the effectiveness of disclosures in the notes to the financial statements. The amendments will be effective for fiscal years and interim periods beginning after December 15, 2019 and may be adopted early. The Sponsor is evaluating the impacts, specifically, the removal, modification, and addition to the fair value disclosures of the Trust or the Fund.

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

Note 4 - Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of June 30, 2020 and December 31, 2019:

June 30, 2020

Assets:	Level 1	Level 2	Level 3	Balance as of June 30, 2020
Cash Equivalents	$91,914,552	$-	$-	$91,914,552
Commodity Futures Contracts
Corn futures contracts	510,002	-	-	510,002
Total	$92,424,554	$-	$-	$92,424,554

Liabilities	Level 1	Level 2	Level 3	Balance as of June 30, 2020
Commodity Futures Contracts
Corn futures contracts	$2,519,152	$-	$-	$2,519,152

December 31, 2019

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2019
Cash Equivalents	$38,217,520	$-	$-	$38,217,520
Commodity Futures Contracts
Corn futures contracts	1,365,055	-	-	1,365,055
Total	$39,582,575	$-	$-	$39,582,575

Liabilities	Level 1	Level 2	Level 3	Balance as of December 31, 2019
Cash Equivalents
Commodity Futures Contracts
Corn futures contracts	$581,574	-	-	$581,574

For the period ending June 30, 2020 and year ended December 31, 2019, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 - Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For three and six months ended June 30, 2020 and year ended December 31, 2019, the Fund invested only in commodity futures contracts.

Futures Contracts

The Fund is subject to commodity price risk in the normal course of pursuing its investment objectives. A futures contract represents a commitment for the future purchase or sale of an asset at a specified price on a specified date.

The purchase and sale of futures contracts requires margin deposits with an FCM. Subsequent payments (variation margin) are made or received by the Fund each day, depending on the daily fluctuations in the value of the contract, and are recorded as unrealized gains or losses by the Fund. Futures contracts may reduce the Fund’s exposure to counterparty risk since futures contracts are exchange-traded; and the exchange’s clearinghouse, as the counterparty to all exchange-traded futures, guarantees the futures against default.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of June 30, 2020 and December 31, 2019.

Offsetting of Financial Assets and Derivative Assets as of June 30, 2020

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Corn futures contracts	$510,002	$-	$510,002	$510,002	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of June 30, 2020

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity Price
Corn futures contracts	$2,519,152	$-	$2,519,152	$510,002	$2,009,150	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2019

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Corn futures contracts	$1,365,055	$-	$1,365,055	$581,574	$-	$783,481

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2019

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity Price
Corn futures contracts	$581,574	$-	$581,574	$581,574	$-	$-

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Three months ended June 30, 2020

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(5,200,091)	$4,223,848

Three months ended June 30, 2019

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(2,187,325)	$6,531,538

Six months ended June 30, 2020

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(6,779,194)	$(2,792,631)

Six months ended June 30, 2019

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(3,093,050)	$4,416,538

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for the futures contracts held was $68.5 million and $78.9 million, respectively, for the three months ended June 30, 2020 and 2019, and $66.9 million and $67.3 million for the six months ended June 30, 2020 and 2019.

Note 6 - Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the three and six months ended June 30, 2020 and 2019. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Per Share Operation Performance
Net asset value at beginning of period	$12.95	$15.22	$14.82	$16.11
Income from investment operations:
Investment income	0.03	0.11	0.10	0.22
Net realized and unrealized (loss) gain on commodity futures contracts	(0.44)	1.22	(2.25)	0.37
Total expenses, net	(0.14)	(0.15)	(0.27)	(0.30)
Net (decrease) increase in net asset value	(0.55)	1.18	(2.42)	0.29
Net asset value at end of period	$12.40	$16.40	$12.40	$16.40
Total Return	(4.19)%	7.75%	(16.31)%	1.80%
Ratios to Average Net Assets (Annualized)
Total expenses	5.35%	3.86%	4.67%	3.77%
Total expenses, net	4.62%	3.86%	4.05%	3.75%
Net investment loss	(3.58)%	(1.17)%	(2.66)%	(1.06)%

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

Note 8 - Subsequent Events

Management has evaluated the financial statements for the quarter-ended June 30, 2020 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than those noted below:

The impact of COVID-19 is evolving rapidly, and such events can be highly disruptive to economies and markets. The impact of COVID-19 to the Fund is described in more detail in Part 2 of this 10-Q.

On July 20, 2020, the Sponsor opened an interest-bearing account with Capital One Bank through American Deposit Management Company. Balances in the account may at times exceed FDIC insurance limits.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Cash and cash equivalents	$53,470,857	$27,874,691
Interest receivable	1,251	42
Other assets	18,430	4,370
Equity in trading accounts:
Commodity futures contracts	322,552	931,896
Due from broker	2,707,585	-
Total equity in trading accounts	3,030,137	931,896
Total assets	56,520,675	28,810,999

Liabilities
Management fee payable to Sponsor	30,354	23,139
Other liabilities	3,863	8,921
Equity in trading accounts:
Commodity futures contracts	200,208	-
Due to broker	-	643,808
Total equity in trading accounts	200,208	643,808
Total liabilities	234,425	675,868

Net assets	$56,286,250	$28,135,131

Shares outstanding	4,025,004	1,775,004

Shares authorized	7,175,000	9,700,000

Net asset value per share	$13.98	$15.85

Market value per share	$13.97	$15.83

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

SCHEDULE OF INVESTMENTS

June 30, 2020

(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio (cost $30,743,332)	$30,743,332	54.62%	30,743,332
Blackrock Liquidity FedFund - Institutional Class (cost $36,222)	36,222	0.06	36,222
Total money market funds (cost: $30,779,554)	$30,779,554	54.68%

			Principal Amount
Commercial Paper
BASF SE 1.34% (cost: $2,494,181 due 7/06/2020)	$2,499,538	4.44%	2,500,000
CNH Industrial Capital LLC 2.01% (cost: $2,491,805 due 7/17/2020)	2,497,778	4.44	2,500,000
FMC Technologies, Inc. 1.76% (cost: $2,493,195 due 7/27/2020)	2,496,840	4.44	2,500,000
Jabil Inc. 0.75% (cost: $4,996,459 due 7/08/2020)	4,999,271	8.88	5,000,000
Walgreens Boots Alliance, Inc. 0.43% (cost: $2,497,940 due 8/24/2020)	2,498,388	4.44	2,500,000
Jabil Inc. 0.61% (cost: $2,497,035 due 8/28/2020)	2,497,543	4.44	2,500,000
Hyundai Capital America, Inc. 0.56% (cost: $2,498,095 due 8/14/2020)	2,498,289	4.44	2,500,000
General Motors Financial Company, Inc. 1.01% (cost: $2,493,758 due 9/23/2020)	2,494,109	4.43	2,500,000
Total Commercial Paper (cost: $22,462,468)	22,481,756	39.95
Total Cash Equivalents	$53,261,310	94.63%
			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures JAN21 (383 contacts)	$322,552	0.57%	$16,942,963

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures NOV20 (448 contracts)	$150,837	0.27%	$19,762,400
CBOT soybean futures NOV21 (449 contracts)	49,371	0.09	19,582,012
Total commodity futures contracts	$200,208	0.36%	$39,344,412

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

TEUCRIUM SOYBEAN FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized loss on commodity futures contracts	$(861,903)	$(1,187,050)	$(1,718,118)	$(1,153,412)
Net change in unrealized appreciation or (depreciation) on commodity futures contracts	1,484,213	1,746,950	(809,552)	1,242,075
Interest income	55,191	184,260	160,418	352,252
Total income (loss)	677,501	744,160	(2,367,252)	440,915

Expenses
Management fees	72,291	69,242	135,511	132,005
Professional fees	101,284	41,706	159,849	102,412
Distribution and marketing fees	135,606	152,042	227,765	272,238
Custodian fees and expenses	19,718	15,233	30,465	41,869
Business permits and licenses fees	8,675	5,345	12,468	9,738
General and administrative expenses	25,073	16,771	30,763	27,441
Brokerage commissions	-	2,077	-	4,193
Other expenses	-	692	-	2,051
Total expenses	362,647	303,108	596,821	591,947

Expenses waived by the Sponsor	(47,076)	(33,391)	(77,047)	(96,303)

Total expenses, net	315,571	269,717	519,774	495,644

Net income (loss)	$361,930	$474,443	$(2,887,026)	$(54,729)

Net loss per share	$(0.02)	$(0.07)	$(1.87)	$(0.48)
Net income (loss) per weighted average share	$0.17	$0.26	$(1.51)	$(0.03)
Weighted average shares outstanding	2,115,663	1,807,971	1,917,312	1,682,463

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2020	June 30, 2019
Operations
Net loss	$(2,887,026)	$(54,729)
Capital transactions
Issuance of Shares	34,981,703	9,251,550
Redemption of Shares	(3,943,558)	(4,117,450)
Total capital transactions	31,038,145	5,134,100
Net change in net assets	28,151,119	5,079,371

Net assets, beginning of period	$28,135,131	$27,942,017

Net assets, end of period	$56,286,250	$33,021,388

Net asset value per share at beginning of period	$15.85	$16.20

Net asset value per share at end of period	$13.98	$15.72

Creation of Shares	2,525,000	625,000
Redemption of Shares	275,000	250,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2020	June 30, 2019
Cash flows from operating activities:
Net loss	$(2,887,026)	$(54,729)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Net change in unrealized appreciation or (depreciation) on commodity futures contracts	809,552	(1,242,075)
Changes in operating assets and liabilities:
Due from broker	(2,707,585)	1,022,182
Interest receivable	(1,209)	(199)
Other assets	(14,060)	(73,657)
Due to broker	(643,808)	738,351
Management fee payable to Sponsor	7,215	1,500
Other liabilities	(5,058)	(5,175)
Net cash (used in) provided by operating activities	(5,441,979)	386,198

Cash flows from financing activities:
Proceeds from sale of Shares	34,981,703	9,251,550
Redemption of Shares	(3,943,558)	(4,117,450)
Net cash provided by financing activities	31,038,145	5,134,100

Net change in cash and cash equivalents	25,596,166	5,520,298
Cash and cash equivalents beginning of period	27,874,691	26,774,939
Cash and cash equivalents end of period	$53,470,857	$32,295,237

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

Note 1 - Organization and Operation

Teucrium Soybean Fund (referred to herein as “SOYB” or the “Fund”) is a commodity pool that is a series of Teucrium Commodity Trust (“Trust”), a Delaware statutory trust formed on September 11, 2009. The Fund issues common units, called the “Shares,” representing fractional undivided beneficial interests in the Fund. The Fund continuously offers Creation Baskets consisting of 25,000Shares at their Net Asset Value (“NAV”) to “Authorized Purchasers” through Foreside Fund Services, LLC, which is the distributor for the Fund (the “Distributor”). Authorized Purchasers sell such Shares, which are listed on the New York Stock Exchange (“NYSE”) Arca under the symbol “SOYB,” to the public at per Share offering prices that reflect, among other factors, the trading price of the Shares on the NYSE Arca, the NAV of the Fund at the time the Authorized Purchaser purchased the Creation Baskets and the NAV at the time of the offer of the Shares to the public, the supply of and demand for Shares at the time of sale, and the liquidity of the markets for soybean interests. The Fund’s Shares trade in the secondary market on the NYSE Arca at prices that are lower or higher than their NAV per Share.

The investment objective of SOYB is to have the daily changes in the NAV of the Fund’s Shares reflect the daily changes in the soybean market for future delivery as measured by the Benchmark. The Benchmark is a weighted average of the closing settlement prices for three futures contracts for soybeans (“Soybean Futures Contracts”) that are traded on the Chicago Board of Trade (“CBOT”):

SOYB Benchmark

CBOT Soybean Futures Contract	Weighting
Second to expire (excluding August & September)	35%
Third to expire (excluding August & September)	30%
Expiring in the November following the expiration of the third-to-expire contract	35%

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year ending December 31, 2020.

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

Note 2 - Principal Contracts and Agreements

The Sponsor employs U.S. Bank N.A. as the Custodian for the Funds. The principal business address for U.S. Bank N.A is 1555 North Rivercenter Drive, Suite 302, Milwaukee, Wisconsin 53212. U.S. Bank N.A. is a Wisconsin state-chartered bank subject to regulation by the Board of Governors of the Federal Reserve System and the Wisconsin State Banking Department. The principal address for U.S. Bancorp Fund Services, LLC doing business as U.S. Bank Global Fund Services ("Global Fund Services") is 615 E. Michigan Street, Milwaukee, WI 53202. In addition, effective on the Conversion Date, Global Fund Services, a wholly owned subsidiary of U.S. Bank, commenced serving as administrator for each Fund, performing certain administrative and accounting services and preparing certain SEC reports on behalf of the Funds, and also became the registrar and transfer agent for each Fund’s Shares. For such services, U.S. Bank and Global Fund Services will receive an asset-based fee, subject to a minimum annual fee.

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

ED&F Man Capital Markets, Inc. (“ED&F Man”) serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. ED&F Man is registered as an FCM with the U.S. CFTC and is a member of the NFA. ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA. ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar and Wheat Futures Contracts ED&F Man is paid $9.00 per round turn. Prior to August 21, 2019, these expenses were recorded in brokerage commissions on the statements of operations. Beginning on August 21, 2019, these expenses were recognized on a per-trade basis. The half-turn is recognized as an unrealized loss on the statements of operations for contracts that have been purchased since the change in recognition, and a full turn is recognized as a realized loss on the statements of operations when a contract is sold. A summary of these expenses is included below.

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

	Three months ended June 30, 2020	Three months ended June 30, 2019	Six months ended June 30, 2020	Six months ended June 30, 2019
Amount Recognized for Custody Services	$19,718	$15,233	$30,465	$41,869
Amount of Custody Services Waived	$-	$-	$-	$12,828

Amount Recognized for Distribution Services	$6,478	$7,754	$13,361	$15,670
Amount of Distribution Services Waived	$-	$-	$-	$-

Amount Recognized for Brokerage Commissions	$-	$2,077	$-	$4,193
Amount of Brokerage Commissions Waived	$-	$-	$-	$-

Amount Recognized for Wilmington Trust	$-	$-	$-	$-
Amount of Wilmington Trust Waived	$-	$-	$-	$-

Amount Recognized for TCP	$3,600	$-	$7,101	$-
Amount of TCP Waived	$-	$-	$-	$-

Note 3 - Summary of Significant Accounting Policies

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

The Sponsor invests a portion of cash in commercial paper, which is deemed a cash equivalent based on the rating and duration of contracts as described in the notes to the financial statements and reflected in cash and cash equivalents on the statements of assets and liabilities and on the statements of cash flows. Accretion on these investments are recognized using the effective interest method in U.S. dollars and included in interest income on the statements of operations.

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

Brokerage Commissions

Beginning on August 21, 2019, the Sponsor began recognizing the expense for brokerage commissions for futures contract trades on a per-trade basis. Prior to the change, brokerage commissions on all open commodity futures contracts were accrued on the trade date and on a full-turn basis. The below table shows the amounts included on the statements of operations as unrealized losses attributed to brokerage commissions as of June 30, 2020.

SOYB
Unrealized Loss Attributed to Brokerage Commissions	$5,144
Total Brokerage Commissions paid including unrealized loss	$10,145

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2017 to 2019, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2020 and for the years ended December 31, 2019, 2018, and 2017. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three and six months ended June 30, 2020 and 2019.

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

	June 30, 2020	December 31, 2019
Money Market Funds	$30,779,554	$103
Demand Deposit Savings Accounts	209,547	14,677,599
Commercial Paper	22,481,756	12,481,824
Treasury Bills	-	715,165
Total cash and cash equivalents as presented on the Statement of Assets and Liabilities	$53,470,857	$27,874,691

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

	Three months ended June 30, 2020	Three months ended June 30, 2019	Six months ended June 30, 2020	Six months ended June 30, 2019
Recognized Related Party Transactions	$94,179	$92,608	$186,829	$235,850
Waived Related Party Transactions	$22,076	$15,831	$32,047	$31,537

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

SOYB
Three months ended June 30, 2020	$47,076
Three months ended June 30, 2019	$33,391
Six months ended June 30, 2020	$77,047
Six months ended June 30, 2019	$96,303

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

On June 30, 2020 and December 31, 2019, in the opinion of the Trust and the Fund, the reported value of the Soybean Futures Contracts traded on the CBOT fairly reflected the value of the Soybean Futures Contracts held by the Fund, with no adjustments necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

For the three months and six ended June 30, 2020 and for the year ended December 31, 2019, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-02: “Financial Instruments-Credit Losses (Topic 326) and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842). The amendment updates and adds language to ASU 2016-02. The amendments were adopted for the quarter ended March 31, 2020; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2020-01: Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)-Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The amendments clarify the treatment of transactions that require a company to apply or discontinue the equity method of accounting. The amendments were adopted early for the quarter ended March 31, 2020; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

The FASB issued ASU 2019-04: “Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and hedging, and Topic 825, Financial Instruments.” The amendments clarify and improve areas of guidance related to the recently issued standards on credit losses, hedging, and recognition and measurement, specifically relating to ASU 2017-12. The amendments were early adopted for the quarter ended June 30, 2019; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2019-01: "Leases (Topic 842): Codification Improvements. These amendments align the guidance for fair value of underlying assets by lessors that are not manufacturers or dealers in Topic 842 with that of existing guidance. The amendments will be effective for fiscal years and interim periods beginning after December 15, 2019 and may be adopted early. The Sponsor is evaluating the impacts, but the amendment is not expected to have a material impact on the financial statements of the Trust or the Fund.

The FASB issued ASU 2018-13: “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. These amendments modify public and private company fair value disclosure requirements. While some disclosures were removed or modified, others were added. The guidance is a result of the FASB’s test of the principals developed to improve the effectiveness of disclosures in the notes to the financial statements. The amendments will be effective for fiscal years and interim periods beginning after December 15, 2019 and may be adopted early. The Sponsor is evaluating the impacts, specifically, the removal, modification and addition to the fair value disclosures of the Trust or the Fund.

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

Note 4 - Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of June 30, 2020 and December 31, 2019:

June 30, 2020

Assets:	Level 1	Level 2	Level 3	Balance as of June 30, 2020
Cash Equivalents	$53,261,310	$-	$-	$53,261,310
Commodity Futures Contracts
Soybean futures contracts	322,552	-	-	$322,552
Total	$53,583,862	$-	$-	$53,583,862

Liabilities	Level 1	Level 2	Level 3	Balance as of June 30, 2020
Commodity Futures Contracts
Soybean futures contracts	$200,208	$-	$-	$200,208

December 31, 2019

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2019
Cash Equivalents	$13,197,092	$-	$-	$13,197,092
Commodity Futures Contracts
Soybean futures contracts	931,896	-	-	$931,896
Total	$14,128,988	$-	$-	$14,128,988

For the period ended June 30, 2020 and year ended December 31, 2019, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 - Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the three and six months ended June 30, 2020 and year ended December 31, 2019, the Fund invested only in commodity futures contracts.

Futures Contracts

The Fund is subject to commodity price risk in the normal course of pursuing its investment objectives. A futures contract represents a commitment for the future purchase or sale of an asset at a specified price on a specified date.

The purchase and sale of futures contracts requires margin deposits with an FCM. Subsequent payments (variation margin) are made or received by the Fund each day, depending on the daily fluctuations in the value of the contract, and are recorded as unrealized gains or losses by the Fund. Futures contracts may reduce the Fund’s exposure to counterparty risk since futures contracts are exchange-traded; and the exchange’s clearinghouse, as the counterparty to all exchange-traded futures, guarantees the futures against default.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of June 30, 2020 and December 31, 2019.

Offsetting of Financial Assets and Derivative Assets as of June 30, 2020

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Soybean futures contracts	$322,552	$-	$322,552	$200,208	$-	$122,344

Offsetting of Financial Liabilities and Derivative Liabilities as of June 30, 2020

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity Price
Soybean futures contracts	$200,208	$-	$200,208	$200,208	$-	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2019

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Soybean futures contracts	$931,896	$-	$931,896	$-	$643,808	$288,088

The following is a summary of realized and unrealized gains and losses of the derivative instruments utilized by the Fund:

Three months ended June 30, 2020

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Soybean futures contracts	$(861,903)	$1,484,213

Three months ended June 30, 2019

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Soybean futures contracts	$(1,187,050)	$1,746,950

Six months ended June 30, 2020

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Soybean futures contracts	$(1,718,118)	$(809,552)

Six months ended June 30, 2019

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Soybean futures contracts	$(1,153,412)	$1,242,075

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $37.9 million and $29.4 million, respectively for the three months ended June 30, 2020 and 2019, and $31.0 million and $26.8 million for the six months ended June 30, 2020 and 2019.

Note 6 - Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the three and six months ended June 30, 2020 and 2019. This information has been derived from information presented in the financial statements. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Per Share Operation Performance
Net asset value at beginning of period	$14.00	$15.79	$15.85	$16.20
Income from investment operations:
Investment income	0.03	0.10	0.08	0.21
Net realized and unrealized gain (loss) on commodity futures contracts	0.10	(0.02)	(1.68)	(0.39)
Total expenses, net	(0.15)	(0.15)	(0.27)	(0.30)
Net decrease in net asset value	(0.02)	(0.07)	(1.87)	(0.48)
Net asset value at end of period	$13.98	$15.72	$13.98	$15.72
Total Return	(0.12)%	(0.44)%	(11.78)%	(2.96)%
Ratios to Average Net Assets (Annualized)
Total expenses	5.02%	4.38%	4.40%	4.48%
Total expenses, net	4.36%	3.90%	3.83%	3.75%
Net investment loss	(3.60)%	(1.24)%	(2.65)%	(1.08)%

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

Note 8 - Subsequent Events

Management has evaluated the financial statements for the quarter-ended June 30, 2020 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than those noted below:

The impact of COVID-19 is evolving rapidly, and such events can be highly disruptive to economies and markets. The impact of COVID-19 to the Fund is described in more detail in Part 2 of this 10-Q.

On July 20, 2020, the Sponsor opened an interest-bearing account with Capital One Bank through American Deposit Management Company. Balances in the account may at times exceed FDIC insurance limits.

The total net assets for the fund increased by $14,654,476, or 26%, for the period June 30, 2020 through August 6, 2020. This was driven by a 25% increase in the shares outstanding and by a 0.5% increase in the net asset value per share. This is inclusive of a 300,000 share create that was placed on August 6, 2020, which created a receivable of $4,214,310 which settles August 7, 2020.

TEUCRIUM SUGAR FUND

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Cash and cash equivalents	$8,145,967	$12,215,795
Interest receivable	337	28
Other assets	1,841	1,140
Equity in trading accounts:
Commodity futures contracts	93,126	347,429
Due from broker	858,685	-
Total equity in trading accounts	951,811	347,429
Total assets	9,099,956	12,564,392

Liabilities
Management fee payable to Sponsor	7,246	10,609
Other liabilities	6,739	2,695
Equity in trading accounts:
Commodity futures contracts	212,606	-
Due to broker	-	237,908
Total equity in trading accounts	212,606	237,908
Total liabilities	226,591	251,212

Net assets	$8,873,365	$12,313,180

Shares outstanding	1,550,004	1,750,004

Shares authorized	9,225,000	9,725,000

Net asset value per share	$5.72	$7.04

Market value per share	$5.75	$7.02

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

SCHEDULE OF INVESTMENTS

June 30, 2020

(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio (cost $5,428,388)	$5,428,388	61.18%	5,428,388
Blackrock Liquidity FedFund - Institutional Class (cost $14,230)	14,230	0.16	14,230
Total money market funds	$5,442,618	61.34%

			Principal Amount
Commercial Paper
FMC Technologies, Inc. 0.83% (cost: $2,498,444 due 7/13/20)	$2,499,308	28.16%	2,500,000
Total Cash Equivalents	$7,941,926	89.50%

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States sugar futures contracts
ICE sugar futures MAY21 (194 contracts)	$24,439	0.28%	$2,666,026
ICE sugar futures MAR22 (227 contracts)	68,687	0.77	3,089,016
Total commodity futures contracts	$93,126	1.05%	$5,755,042

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States sugar futures contracts
ICE sugar futures MAR21 (222 contracts)	$212,606	2.40%	$3,122,918

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

SCHEDULE OF INVESTMENTS

December 31, 2019

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio (cost $103)	$103	0.00%	103

			Principal Amount
U.S. Treasury Obligations
U.S. Treasury Bills 1.53% (cost: $683,030 due 01/30/2020) (a)(b)	$683,196	5.55%	684,000

Commercial Paper
FMC Technologies 1.86% (cost: $2,494,476 due 01/02/2020)	2,499,872	20.30	2,500,000
Total Cash Equivalents	$3,183,171	25.85%

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

TEUCRIUM SUGAR FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized (loss) gain on commodity futures contracts	$(1,239,596)	$(68,701)	$(947,539)	$292,667
Net change in unrealized appreciation or (depreciation) on commodity futures contracts	1,689,036	(269,125)	(466,909)	(209,093)
Interest income	15,136	66,268	58,108	132,892
Total income (loss)	464,576	(271,558)	(1,356,340)	216,466

Expenses
Management fees	18,627	25,463	45,129	51,596
Professional fees	65,432	30,695	88,592	77,144
Distribution and marketing fees	45,172	62,696	90,505	108,287
Custodian fees and expenses	5,428	10,500	12,399	15,726
Business permits and licenses fees	10,074	4,449	28,664	8,891
General and administrative expenses	10,949	15,994	14,125	20,298
Brokerage commissions	-	1,528	-	3,471
Other expenses	-	601	15	1,551
Total expenses	155,682	151,926	279,429	286,964

Expenses waived by the Sponsor	(76,539)	(57,954)	(113,892)	(99,436)

Total expenses, net	79,143	93,972	165,537	187,528

Net income (loss)	$385,433	$(365,530)	$(1,521,877)	$28,938

Net income (loss) per share	$0.23	$(0.20)	$(1.32)	$0.03
Net income (loss) per weighted average share	$0.28	$(0.26)	$(1.05)	$0.02
Weighted average shares outstanding	1,360,718	1,432,147	1,442,999	1,429,976

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2020	June 30, 2019
Operations
Net (loss) income	$(1,521,877)	$28,938
Capital transactions
Issuance of Shares	2,722,055	2,184,937
Redemption of Shares	(4,639,993)	(3,057,840)
Total capital transactions	(1,917,938)	(872,903)
Net change in net assets	(3,439,815)	(843,965)

Net assets, beginning of period	$12,313,180	$10,778,739

Net assets, end of period	$8,873,365	$9,934,774

Net asset value per share at beginning of period	$7.04	$7.07

Net asset value per share at end of period	$5.72	$7.10

Creation of Shares	500,000	300,000
Redemption of Shares	700,000	425,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2020	June 30, 2019
Cash flows from operating activities:
Net (loss) income	$(1,521,877)	$28,938
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Net change in unrealized depreciation on commodity futures contracts	466,909	209,093
Changes in operating assets and liabilities:
Due from broker	(858,685)	222,292
Interest receivable	(309)	14
Other assets	(701)	(63,184)
Due to broker	(237,908)	-
Management fee payable to Sponsor	(3,363)	(1,774)
Other liabilities	4,044	(12,806)
Net cash (used in) provided by operating activities	(2,151,890)	382,573

Cash flows from financing activities:
Proceeds from sale of Shares	2,722,055	2,184,937
Redemption of Shares	(4,639,993)	(3,057,840)
Net cash used in financing activities	(1,917,938)	(872,903)

Net change in cash and cash equivalents	(4,069,828)	(490,330)
Cash and cash equivalents beginning of period	12,215,795	10,261,941
Cash and cash equivalents end of period	$8,145,967	$9,771,611

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

Note 1 - Organization and Operation

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year ending December 31, 2020.

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

Note 2 - Principal Contracts and Agreements

The Sponsor employs U.S. Bank N.A. as the Custodian for the Funds. The principal business address for U.S. Bank N.A is 1555 North Rivercenter Drive, Suite 302, Milwaukee, Wisconsin 53212. U.S. Bank N.A. is a Wisconsin state-chartered bank subject to regulation by the Board of Governors of the Federal Reserve System and the Wisconsin State Banking Department. The principal address for U.S. Bancorp Fund Services, LLC doing business as U.S. Bank Global Fund Services ("Global Fund Services") is 615 E. Michigan Street, Milwaukee, WI 53202. In addition, effective on the Conversion Date, Global Fund Services, a wholly owned subsidiary of U.S. Bank, commenced serving as administrator for each Fund, performing certain administrative and accounting services and preparing certain SEC reports on behalf of the Funds, and also became the registrar and transfer agent for each Fund’s Shares. For such services, U.S. Bank and Global Fund Services will receive an asset-based fee, subject to a minimum annual fee.

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

ED&F Man Capital Markets, Inc. (“ED&F Man”) serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. ED&F Man is registered as an FCM with the U.S. CFTC and is a member of the NFA. ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA. ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar and Wheat Futures Contracts ED&F Man is paid $9.00 per round turn. Prior to August 21, 2019, these expenses were recorded in brokerage commissions on the statements of operations. Beginning on August 21, 2019, these expenses were recognized on a per-trade basis. The half-turn is recognized as an unrealized loss on the statements of operations for contracts that have been purchased since the change in recognition, and a full turn is recognized as a realized loss on the statements of operations when a contract is sold. A summary of these expenses is included below.

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

	Three months ended June 30, 2020	Three months ended June 30, 2019	Six months ended June 30, 2020	Six months ended June 30, 2019
Amount Recognized for Custody Services	$5,428	$10,500	$12,399	$15,726
Amount of Custody Services Waived	$2,075	$5,407	$4,276	$5,407

Amount Recognized for Distribution Services	$2,499	$3,434	$5,526	$7,990
Amount of Distribution Services Waived	$798	$2,078	$2,011	$3,443

Amount Recognized for Brokerage Commissions	$-	$1,528	$-	$3,471
Amount of Brokerage Commissions Waived	$-	$-	$-	$-

Amount Recognized for Wilmington Trust	$-	$-	$-	$-
Amount of Wilmington Trust Waived	$-	$-	$-	$-

Amount Recognized for TCP	$1,513	$-	$3,107	$-
Amount of TCP Waived	$1,513	$-	$1,513	$-

Note 3 - Summary of Significant Accounting Policies

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

The Sponsor invests a portion of cash in commercial paper, which is deemed a cash equivalent based on the rating and duration of contracts as described in the notes to the financial statements and reflected in cash and cash equivalents on the statements of assets and liabilities and on the statements of cash flows. Accretion on these investments are recognized using the effective interest method in U.S. dollars and included in interest income on the statements of operations.

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

Brokerage Commissions

Beginning on August 21, 2019, the Sponsor began recognizing the expense for brokerage commissions for futures contract trades on a per-trade basis. Prior to the change, brokerage commissions on all open commodity futures contracts were accrued on the trade date and on a full-turn basis. The below table shows the amounts included on the statements of operations as unrealized losses attributed to brokerage commissions as of June 30, 2020.

CANE
Unrealized Loss Attributed to Brokerage Commissions	$2,574
Total Brokerage Commissions paid including unrealized loss	$8,243

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2017 to 2019, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for tax benefits as of June 30, 2020 and for the years ended December 31, 2019, 2018 and 2017. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three and six months ended June 30, 2020 and 2019.

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

	June 30, 2020	December 31, 2019
Money Market Funds	$5,442,618	$103
Demand Deposit Savings Accounts	204,041	9,032,624
Commercial Paper	2,499,308	2,499,872
Treasury Bills	-	683,196
Total cash and cash equivalents as presented on the Statement of Assets and Liabilities	$8,145,967	$12,215,795

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

	Three months ended June 30, 2020	Three months ended June 30, 2019	Six months ended June 30, 2020	Six months ended June 30, 2019
Recognized Related Party Transactions	$31,713	$41,333	$72,911	$124,755
Waived Related Party Transactions	$9,834	$21,305	$19,973	$30,473

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

CANE
Three months ended June 30, 2020	$76,539
Three months ended June 30, 2019	$57,954
Six months ended June 30, 2020	$113,892
Six months ended June 30, 2019	$99,436

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

On June 30, 2020 and December 31, 2019, in the opinion of the Trust and the Fund, the reported value of the Sugar Futures Contracts traded on the ICE fairly reflected the value of the Sugar Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

For the three and six months ended June 30, 2020 and year ended December 31, 2019, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-02: “Financial Instruments-Credit Losses (Topic 326) and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842). The amendment updates and adds language to ASU 2016-02. The amendments were adopted for the quarter ended March 31, 2020; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2020-01: Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)-Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The amendments clarify the treatment of transactions that require a company to apply or discontinue the equity method of accounting. The amendments were adopted early for the quarter ended March 31, 2020; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

The FASB issued ASU 2019-04: “Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and hedging, and Topic 825, Financial Instruments.” The amendments clarify and improve areas of guidance related to the recently issued standards on credit losses, hedging, and recognition and measurement, specifically relating to ASU 2017-12. The amendments were early adopted for the quarter ended June 30, 2019; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

The FASB issued ASU 2018-13: “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. These amendments modify public and private company fair value disclosure requirements. While some disclosures were removed or modified, others were added. The guidance is a result of the FASB’s test of the principals developed to improve the effectiveness of disclosures in the notes to the financial statements. The amendments will be effective for fiscal years and interim periods beginning after December 15, 2019 and may be adopted early. The Sponsor is evaluating the impacts, specifically, the removal, modification and addition to the fair value disclosures of the Trust or the Fund.

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

Note 4 - Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of June 30, 2020 and December 31, 2019:

June 30, 2020

Assets:	Level 1	Level 2	Level 3	Balance as of June 30, 2020
Cash Equivalents	$7,941,926	$-	$-	$7,941,926
Commodity Futures Contracts
Sugar futures contracts	93,126	-	-	93,126
Total	$8,035,052	$-	$-	$8,035,052

Liabilities	Level 1	Level 2	Level 3	Balance as of June 30, 2020
Commodity Futures Contracts
Sugar futures contracts	$212,606	$-	$-	$212,606

December 31, 2019

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2019
Cash Equivalents	$3,183,171	$-	$-	$3,183,171
Commodity Futures Contracts
Sugar futures contracts	347,429	-	-	347,429
Total	$3,530,600	$-	$-	$3,530,600

For the period ended June 30, 2020 and year ended December 31, 2019, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 - Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the three and six months ended June 30, 2020 and year ended December 31, 2019, the Fund invested only in commodity futures contracts.

Futures Contracts

The Fund is subject to commodity price risk in the normal course of pursuing its investment objectives. A futures contract represents a commitment for the future purchase or sale of an asset at a specified price on a specified date.

The purchase and sale of futures contracts requires margin deposits with an FCM. Subsequent payments (variation margin) are made or received by the Fund each day, depending on the daily fluctuations in the value of the contract, and are recorded as unrealized gains or losses by the Fund. Futures contracts may reduce the Fund’s exposure to counterparty risk since futures contracts are exchange-traded; and the exchange’s clearinghouse, as the counterparty to all exchange-traded futures, guarantees the futures against default.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of June 30, 2020 and December 31, 2019.

Offsetting of Financial Assets and Derivative Assets as of June 30, 2020

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Sugar futures contracts	$93,126	$-	$93,126	$93,126	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of June 30, 2020

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity Price
Sugar futures contracts	$212,606	$-	$212,606	$93,126	$119,480	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2019

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Sugar futures contracts	$347,429	$-	$347,429	$-	$237,908	$109,521

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Three months ended June 30, 2020

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Sugar futures contracts	$(1,239,596)	$1,689,036

Three months ended June 30, 2019

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Sugar futures contracts	$(68,701)	$(269,125)

Six months ended June 30, 2020

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Sugar futures contracts	$(947,539)	$(466,909)

Six months ended June 30, 2019

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Sugar futures contracts	$292,667	$(209,093)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held were $7.80 million and $10.3 million, respectively, for the three months ended June 30, 2020 and 2019, and $8.73 million and $10.3 million for the six months ended June 30, 2020 and 2019.

Note 6 - Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the three and six months ended June 30, 2020 and 2019. This information has been derived from information presented in the financial statements. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Per Share Operation Performance
Net asset value at beginning of period	$5.49	$7.30	$7.04	$7.07
Income (loss) from investment operations:
Investment income	0.01	0.05	0.04	0.09
Net realized and unrealized gain (loss) on commodity futures contracts	0.28	(0.18)	(1.25)	0.07
Total expenses, net	(0.06)	(0.07)	(0.11)	(0.13)
Net increase (decrease) in net asset value	0.23	(0.20)	(1.32)	0.03
Net asset value at end of period	$5.72	$7.10	$5.72	$7.10
Total Return	4.19%	(2.74)%	(18.64)%	0.42%
Ratios to Average Net Assets (Annualized)
Total expenses	8.36%	5.97%	6.19%	5.56%
Total expenses, net	4.25%	3.69%	3.67%	3.63%
Net investment loss	(3.44)%	(1.09)%	(2.38)%	(1.05)%

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

Note 8 - Subsequent Events

Management has evaluated the financial statements for the quarter-ended June 30, 2020 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than those noted below:

The impact of COVID-19 is evolving rapidly, and such events can be highly disruptive to economies and markets. The impact of COVID-19 to the Fund is described in more detail in Part 2 of this 10-Q.

On July 20, 2020, the Sponsor opened an interest-bearing account with Capital One Bank through American Deposit Management Company. Balances in the account may at times exceed FDIC insurance limits.

The total net assets for the fund increased by $2,555,133, or 29%, for the period June 30, 2020 through August 6, 2020. This was driven by a 21% increase in the shares outstanding and by a 6% increase in the net asset value per share.

TEUCRIUM WHEAT FUND

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Cash and cash equivalents	$43,023,496	$51,467,643
Interest receivable	1,126	71
Other assets	3,066	4,209
Equity in trading accounts:
Commodity futures contracts	-	5,068,476
Due from broker	4,786,517	-
Total equity in trading accounts	4,786,517	5,068,476
Total assets	47,814,205	56,540,399

Liabilities
Management fee payable to Sponsor	37,940	42,917
Other liabilities	13,882	2,876
Equity in trading accounts:
Commodity futures contracts	1,815,740	-
Due to broker	-	4,258,410
Total equity in trading accounts	1,815,740	4,258,410
Total liabilities	1,867,562	4,304,203

Net assets	$45,946,643	$52,236,196

Shares outstanding	9,125,004	8,950,004

Shares authorized	42,000,000	43,000,000

Net asset value per share	$5.04	$5.84

Market value per share	$5.06	$5.85

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

SCHEDULE OF INVESTMENTS

June 30, 2020

(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio (cost $17,731,663)	$17,731,663	38.59%	17,731,663
Blackrock Liquidity FedFund - Institutional Class (cost $2,598,772)	2,598,772	5.66	2,598,772
Total money market funds (cost: $20,330,435)	$20,330,435	44.25%

			Principal Amount

Commercial Paper
Bayer Corporation 2.15% (cost: $4,973,672 due 7/27/2020)	$4,992,309	10.86%	5,000,000
BASF SE 1.34% (cost: $2,494,181 due 7/06/2020)	2,499,538	5.44	2,500,000
The Dow Chemical Company 1.00% (cost: $4,987,917 due 8/24/2020)	4,992,500	10.87	5,000,000
FMC Technologies, Inc. 1.76% (cost: $2,493,316 due 7/27/2020)	2,496,841	5.43	2,500,000
Jabil Inc. 0.75% (cost: $2,498,230 due 7/08/2020)	2,499,635	5.44	2,500,000
WGL Holdings, Inc. 0.60% (cost: $2,498,000 due 7/22/2020)	2,499,125	5.44	2,500,000
Jabil Inc. 0.61% (cost: $2,497,035 due 8/31/2020)	2,497,416	5.44	2,500,000
Total Commercial Paper (cost: 22,442,351)	$22,477,364	48.92%
Total cash equivalents	$42,807,799	93.17%

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures SEP20 (655 contracts)	$767,697	1.67%	$16,104,812
CBOT wheat futures DEC20 (553 contracts)	514,883	1.12	13,797,350
CBOT wheat futures DEC21 (605 contracts)	533,160	1.16	16,070,313
Total commodity futures contracts	$1,815,740	3.95%	$45,972,475

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

TEUCRIUM WHEAT FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized (loss) gain on commodity futures contracts	$(285,793)	$(4,271,888)	$167,515	$(8,367,250)
Net change in unrealized (depreciation) appreciation on commodity futures contracts	(5,884,890)	9,268,062	(6,884,216)	7,151,175
Interest income	124,115	376,592	326,980	749,059
Total (loss) income	(6,046,568)	5,372,766	(6,389,721)	(467,016)

Expenses
Management fees	117,716	141,265	241,560	278,910
Professional fees	86,409	113,106	163,193	206,784
Distribution and marketing fees	148,603	225,302	332,181	422,208
Custodian fees and expenses	25,956	27,751	48,248	52,527
Business permits and licenses fees	15,760	9,025	20,714	14,531
General and administrative expenses	31,326	20,688	47,426	44,087
Brokerage commissions	-	4,238	-	14,841
Other expenses	-	2,825	-	5,578
Total expenses	425,770	544,200	853,322	1,039,466

Expenses waived by the Sponsor	-	-	-	(2,500)

Total expenses, net	425,770	544,200	853,322	1,036,966

Net (loss) income	$(6,472,338)	$4,828,566	$(7,243,043)	$(1,503,982)

Net (loss) income per share	$(0.73)	$0.45	$(0.80)	$(0.20)
Net (loss) income per weighted average share	$(0.73)	$0.46	$(0.82)	$(0.15)
Weighted average shares outstanding	8,886,542	10,503,575	8,832,009	10,130,253

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2020	June 30, 2019
Operations
Net loss	$(7,243,043)	$(1,503,982)
Capital transactions
Issuance of Shares	5,487,503	9,939,010
Redemption of Shares	(4,534,013)	(4,885,010)
Total capital transactions	953,490	5,054,000
Net change in net assets	(6,289,553)	3,550,018

Net assets, beginning of period	$52,236,196	$55,149,873

Net assets, end of period	$45,946,643	$58,699,891

Net asset value per share at beginning of period	$5.84	$5.95

Net asset value per share at end of period	$5.04	$5.75

Creation of Shares	1,000,000	1,800,000
Redemption of Shares	825,000	875,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2020	June 30, 2019
Cash flows from operating activities:
Net loss	$(7,243,043)	$(1,503,982)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized depreciation (appreciation) on commodity futures contracts	6,884,216	(7,151,175)
Changes in operating assets and liabilities:
Due from broker	(4,786,517)	5,867,925
Interest receivable	(1,055)	(327)
Other assets	1,143	(18,435)
Due to broker	(4,258,410)	4,247,442
Payable for purchases of commercial paper	-	(9,969,591)
Management fee payable to Sponsor	(4,977)	494
Other liabilities	11,006	27,051
Net cash used in operating activities	(9,397,637)	(8,500,598)

Cash flows from financing activities:
Proceeds from sale of Shares	5,487,503	9,939,010
Redemption of Shares	(4,534,013)	(4,885,010)
Net cash provided by financing activities	953,490	5,054,000

Net change in cash and cash equivalents	(8,444,147)	(3,446,598)
Cash and cash equivalents, beginning of period	51,467,643	63,300,447
Cash and cash equivalents, end of period	$43,023,496	$59,853,849

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

Note 1 - Organization and Operation

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year ending December 31, 2020.

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

Note 2 - Principal Contracts and Agreements

The Sponsor employs U.S. Bank N.A. as the Custodian for the Funds. The principal business address for U.S. Bank N.A is 1555 North Rivercenter Drive, Suite 302, Milwaukee, Wisconsin 53212. U.S. Bank N.A. is a Wisconsin state-chartered bank subject to regulation by the Board of Governors of the Federal Reserve System and the Wisconsin State Banking Department. The principal address for U.S. Bancorp Fund Services, LLC doing business as U.S. Bank Global Fund Services ("Global Fund Services") is 615 E. Michigan Street, Milwaukee, WI 53202. In addition, effective on the Conversion Date, Global Fund Services, a wholly owned subsidiary of U.S. Bank, commenced serving as administrator for each Fund, performing certain administrative and accounting services and preparing certain SEC reports on behalf of the Funds, and also became the registrar and transfer agent for each Fund’s Shares. For such services, U.S. Bank and Global Fund Services will receive an asset-based fee, subject to a minimum annual fee.

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

ED&F Man Capital Markets, Inc. (“ED&F Man”) serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. ED&F Man is registered as an FCM with the U.S. CFTC and is a member of the NFA. ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA. ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar and Wheat Futures Contracts ED&F Man is paid $9.00 per round turn. Prior to August 21, 2019, these expenses were recorded in brokerage commissions on the statements of operations. Beginning on August 21, 2019, these expenses were recognized on a per-trade basis. The half-turn is recognized as an unrealized loss on the statements of operations for contracts that have been purchased since the change in recognition, and a full turn is recognized as a realized loss on the statements of operations when a contract is sold. A summary of these expenses is included below.

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

	Three months ended June 30, 2020	Three months ended June 30, 2019	Six months ended June 30, 2020	Six months ended June 30, 2019
Amount Recognized for Custody Services	$25,956	$27,751	$48,248	$52,527
Amount of Custody Services Waived	$-	$-	$-	$-

Amount Recognized for Distribution Services	$9,178	$10,533	$20,400	$21,898
Amount of Distribution Services Waived	$-	$-	$-	$-

Amount Recognized for Brokerage Commissions	$-	$4,238	$-	$14,841
Amount of Brokerage Commissions Waived	$-	$-	$-	$-

Amount Recognized for Wilmington Trust	$-	$-	$-	$-
Amount of Wilmington Trust Waived	$-	$-	$-	$-

Amount Recognized for TCP	$5,878	$-	$11,769	$-
Amount of TCP Waived	$-	$-	$-	$-

Note 3 - Summary of Significant Accounting Policies

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

The Sponsor invests a portion of cash in commercial paper, which is deemed a cash equivalent based on the rating and duration of contracts as described in the notes to the financial statements and reflected in cash and cash equivalents on the statements of assets and liabilities and on the statements of cash flows. Accretion on these investments are recognized using the effective interest method in U.S. dollars and included in interest income on the statements of operations.

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

Brokerage Commissions

Beginning on August 21, 2019, the Sponsor began recognizing the expense for brokerage commissions for futures contract trades on a per-trade basis. Prior to the change, brokerage commissions on all open commodity futures contracts were accrued on the trade date and on a full-turn basis. The below table shows the amounts included on the statements of operations as unrealized losses attributed to brokerage commissions as of June 30, 2020.

WEAT
Unrealized Loss Attributed to Brokerage Commissions	$6,165
Total Brokerage Commissions paid including unrealized loss	$14,159

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2017 to 2019, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2020 and for the years ended December 31, 2019, 2018 and 2017. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three and six months ended June 30, 2020 and 2019.

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

	June 30, 2020	December 31, 2019
Money Market Funds	$20,330,435	$119
Demand Deposit Savings Accounts	215,697	29,538,697
Commercial Paper	22,477,364	19,980,099
Treasury Bills	-	1,948,728
Total cash and cash equivalents as presented on the Statement of Assets and Liabilities	$43,023,496	$51,467,643

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

	Three months ended June 30, 2020	Three months ended June 30, 2019	Six months ended June 30, 2020	Six months ended June 30, 2019
Recognized Related Party Transactions	$119,191	$124,282	$271,360	$332,810
Waived Related Party Transactions	$-	$-	$-	$2,500

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

WEAT
Three months ended June 30, 2020	$-
Three months ended June 30, 2019	$-
Six months ended June 30, 2020	$-
Six months ended June 30, 2019	$2,500

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

On June 30, 2020 and December 31, 2019, in the opinion of the Trust and the Fund, the reported value of the Wheat Futures Contracts traded on the CBOT fairly reflected the value of the Wheat Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

For the three and six months ended June 30, 2020 and year ended December 31, 2019, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy except for the DEC21 CBOT Wheat contracts which are reflected as a Level 2 investment due to the quarterly average daily volume for the contract for the quarter ended June 30, 2020.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-02: “Financial Instruments-Credit Losses (Topic 326) and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842). The amendment updates and adds language to ASU 2016-02. The amendments were adopted for the quarter ended March 31, 2020; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2020-01: Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)-Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The amendments clarify the treatment of transactions that require a company to apply or discontinue the equity method of accounting. The amendments were adopted early for the quarter ended March 31, 2020; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

The FASB issued ASU 2019-04: “Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and hedging, and Topic 825, Financial Instruments.” The amendments clarify and improve areas of guidance related to the recently issued standards on credit losses, hedging, and recognition and measurement, specifically relating to ASU 2017-12. The amendments were early adopted for the quarter ended June 30, 2019; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2019-01: "Leases (Topic 842): Codification Improvements. These amendments align the guidance for fair value of underlying assets by lessors that are not manufacturers or dealers in Topic 842 with that of existing guidance. The amendments will be effective for fiscal years and interim periods beginning after December 15, 2019 and may be adopted early. The Sponsor is evaluating the impacts, but the amendment is not expected to have a material impact on the financial statements of the Trust or the Fund.

The FASB issued ASU 2018-13: “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. These amendments modify public and private company fair value disclosure requirements. While some disclosures were removed or modified, others were added. The guidance is a result of the FASB’s test of the principals developed to improve the effectiveness of disclosures in the notes to the financial statements. The amendments will be effective for fiscal years and interim periods beginning after December 15, 2019 and may be adopted early. The Sponsor is evaluating the impacts, specifically, the removal, modification and addition to the fair value disclosures of the Trust or the Fund.

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

Note 4 - Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of June 30, 2020 and December 31, 2019:

June 30, 2020

Assets:	Level 1	Level 2	Level 3	Balance as of June 30, 2020
Cash Equivalents	$42,807,799	$-	$-	$42,807,799

Liabilities	Level 1	Level 2	Level 3	Balance as of June 30, 2020
Commodity Futures Contracts
Wheat futures contracts	$1,282,580	$533,160	$-	$1,815,740

December 31, 2019

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2019
Cash Equivalents	$21,928,946	$-	$-	$21,928,946
Commodity Futures Contracts
Wheat futures contracts	5,068,476	-	-	5,068,476
Total	$26,997,422	$-	$-	$26,997,422

For the period ended June 30, 2020 and year ended December 31, 2019, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy except for the DEC21 CBOT Wheat contracts which are reflected as a Level 2 investment due to the quarterly average daily volume for the contract for the quarter ended June 30, 2020.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 - Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the three and six months ended June 30, 2020 and for the year ended December 31, 2019, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of June 30, 2020 and December 31, 2019.

Offsetting of Financial Liabilities and Derivative Liabilities as of June 30, 2020

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity Price
Wheat futures contracts	$1,815,740	$-	$1,815,740	$-	$1,815,740	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2019

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Wheat futures contracts	$5,068,476	$-	$5,068,476	$-	$4,258,410	$810,066

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Three months ended June 30, 2020

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Wheat futures contracts	$(285,793)	$(5,884,890)

Three months ended June 30, 2019

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Wheat futures contracts	$(4,271,888)	$9,268,062

Six months ended June 30, 2020

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Wheat futures contracts	$167,515	$(6,884,216)

Six months ended June 30, 2019

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Wheat futures contracts	$(8,367,250)	$7,151,175

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $47.4 million and $56.5 million, respectively, for the three months ended June 30, 2020 and 2019, and $48.3 million and $56.0 million for the six months ended June 30, 2020 and 2019.

Note 6 - Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the three and six months ended June 30, 2020 and 2019. This information has been derived from information presented in the financial statements. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Per Share Operation Performance
Net asset value at beginning of period	$5.77	$5.30	$5.84	$5.95
Income (loss) from investment operations:
Investment income	0.01	0.03	0.04	0.07
Net realized and unrealized (loss) gain on commodity futures contracts	(0.69)	0.47	(0.74)	(0.17)
Total expenses, net	(0.05)	(0.05)	(0.10)	(0.10)
Net (decrease) increase in net asset value	(0.73)	0.45	(0.80)	(0.20)
Net asset value at end of period	$5.04	$5.75	$5.04	$5.75
Total Return	(12.76)%	8.49%	(13.73)%	(3.36)%
Ratios to Average Net Assets (Annualized)
Total expenses	3.62%	3.85%	3.53%	3.73%
Total expenses, net	3.62%	3.85%	3.53%	3.72%
Net investment loss	(2.56)%	(1.18)%	(2.18)%	(1.03)%

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

Note 8 - Subsequent Events

Management has evaluated the financial statements for the quarter-ended June 30, 2020 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than those noted below:

The impact of COVID-19 is evolving rapidly, and such events can be highly disruptive to economies and markets. The impact of COVID-19 to the Fund is described in more detail in Part 2 of this 10-Q.

On July 20, 2020, the Sponsor opened an interest-bearing account with Capital One Bank through American Deposit Management Company. Balances in the account may at times exceed FDIC insurance limits.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Cash equivalents	$2,535	$2,633
Receivable for investments sold	211,145	-
Interest receivable	-	3
Other assets	23	-
Equity in trading accounts:
Investments in securities, at fair value (cost $1,385,044 and $1,908,649 as of June 30, 2020 and December 31, 2019, respectively)	1,045,229	1,476,880
Total assets	1,258,932	1,479,516

Liabilities
Capital shares payable	209,801	-
Other liabilities	1,155	736
Total liabilities	$210,956	736

Net assets	$1,047,976	$1,478,780

Shares outstanding	62,502	75,002

Shares authorized	4,625,000	4,625,000

Net asset value per share	$16.77	$19.72

Market value per share	$16.79	$19.60

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

SCHEDULE OF INVESTMENTS

June 30, 2020

(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Exchange-traded funds
Teucrium Corn Fund	$260,585	24.87%	21,008
Teucrium Soybean Fund	261,237	24.93	18,681
Teucrium Sugar Fund	262,901	25.09	45,924
Teucrium Wheat Fund	260,506	24.86	51,737
Total exchange-traded funds (cost $1,385,044)	$1,045,229	99.75%

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio 0.05% (cost $2,535)	$2,535	0.24%	2,535

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

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Income
Realized and unrealized gain (loss) on trading of securities:
Realized loss on securities	$(240,268)	$(58,112)	$(311,685)	$(65,649)
Net change in unrealized appreciation (depreciation) on securities	196,238	105,666	91,954	52,630
Interest income	1	16	11	34
Total (loss) income	(44,029)	47,570	(219,720)	(12,985)

Expenses
Professional fees	4,609	2,436	7,183	5,439
Distribution and marketing fees	3,464	4,110	8,397	10,199
Custodian fees and expenses	532	544	1,066	1,332
Business permits and licenses fees	3,004	7	14,129	12,007
General and administrative expenses	677	770	1,001	1,156
Other expenses	6	9	10	45
Total expenses	12,292	7,876	31,786	30,178

Expenses waived by the Sponsor	(11,681)	(7,181)	(30,503)	(28,765)

Total expenses, net	611	695	1,283	1,413

Net (loss) income	$(44,640)	$46,875	$(221,003)	$(14,398)

Net (loss) income per share	$(0.60)	$0.63	$(2.95)	$(0.19)
Net (loss) income per weighted average share	$(0.60)	$0.62	$(2.95)	$(0.19)
Weighted average shares outstanding	75,002	75,002	75,002	75,002

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2020	June 30, 2019
Operations
Net loss	$(221,003)	$(14,398)
Capital transactions
Redemption of Shares	(209,801)	-
Total capital transactions	(209,801)	-
Net change in net assets	(430,804)	(14,398)

Net assets, beginning of period	$1,478,780	$1,524,760

Net assets, end of period	$1,047,976	$1,510,362

Net asset value per share at beginning of period	$19.72	$20.33

Net asset value per share at end of period	$16.77	$20.14

Creation of Shares	-	-
Redemption of Shares	12,500	-

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2020	June 30, 2019
Cash flows from operating activities:
Net loss	$(221,003)	$(14,398)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized appreciation on securities	(91,954)	(52,630)
Changes in operating assets and liabilities:
Net sale of investments in securities	523,605	66,988
Interest receivable	3	-
Receivable for investments sold	(211,145)	-
Other assets	(23)	-
Other liabilities	419	(82)
Net cash used in operating activities	(98)	(122)

Net change in cash and cash equivalents	(98)	(122)
Cash and cash equivalents, beginning of period	2,633	2,862
Cash and cash equivalents, end of period	$2,535	$2,740

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

Note 1 - Organization and Operation

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

While the Fund expects to maintain substantially all of its assets in shares of the Underlying Funds at all times, the Fund may hold some residual amount of assets in obligations of the United States government (“Treasury Securities”) or cash equivalents, and/or merely hold such assets in cash (generally in interest-bearing accounts). The Underlying Funds invest in Commodity Interests to the fullest extent possible without being leveraged or unable to satisfy their expected current or potential margin or collateral obligations with respect to their investments in Commodity Interests. After fulfilling such margin and collateral requirements, the Underlying Funds will invest the remainder of the proceeds from the sale of baskets in short term Treasury Securities or cash equivalents, and/or merely hold such assets in cash. Therefore, the focus of the Sponsor in managing the Underlying Funds is investing in Commodity Interests and in cash and/or cash equivalents. The Fund and Underlying Funds will earn interest income from the short-term Treasury Securities and/or cash equivalents that it purchases and on the cash it holds through the Fund’s custodian.

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year ending December 31, 2020.

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

Note 2 - Principal Contracts and Agreements

The Sponsor employs U.S. Bank N.A. as the Custodian for the Funds. The principal business address for U.S. Bank N.A is 1555 North Rivercenter Drive, Suite 302, Milwaukee, Wisconsin 53212. U.S. Bank N.A. is a Wisconsin state-chartered bank subject to regulation by the Board of Governors of the Federal Reserve System and the Wisconsin State Banking Department. The principal address for U.S. Bancorp Fund Services, LLC doing business as U.S. Bank Global Fund Services ("Global Fund Services") is 615 E. Michigan Street, Milwaukee, WI 53202. In addition, effective on the Conversion Date, Global Fund Services, a wholly owned subsidiary of U.S. Bank, commenced serving as administrator for each Fund, performing certain administrative and accounting services and preparing certain SEC reports on behalf of the Funds, and also became the registrar and transfer agent for each Fund’s Shares. For such services, U.S. Bank and Global Fund Services will receive an asset-based fee, subject to a minimum annual fee.

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

ED&F Man Capital Markets, Inc. (“ED&F Man”) serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. ED&F Man is registered as an FCM with the U.S. CFTC and is a member of the NFA. ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA. ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar and Wheat Futures Contracts ED&F Man is paid $9.00 per round turn. Prior to August 21, 2019, these expenses were recorded in brokerage commissions on the statements of operations. Beginning on August 21, 2019, these expenses were recognized on a per-trade basis. The half-turn is recognized as an unrealized loss on the statements of operations for contracts that have been purchased since the change in recognition, and a full turn is recognized as a realized loss on the statements of operations when a contract is sold. A summary of these expenses is included below.

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

	Three months ended June 30, 2020	Three months ended June 30, 2019	Six months ended June 30, 2020	Six months ended June 30, 2019
Amount Recognized for Custody Services	$532	$544	$1,066	$1,332
Amount of Custody Services Waived	$532	$544	$1,066	$1,332

Amount Recognized for Distribution Services	$206	$216	$463	$548
Amount of Distribution Services Waived	$206	$216	$463	$457

Amount Recognized for Brokerage Commissions	$-	$-	$-	$-
Amount of Brokerage Commissions Waived	$-	$-	$-	$-

Amount Recognized for Wilmington Trust	$-	$-	$-	$-
Amount of Wilmington Trust Waived	$-	$-	$-	$-

Amount Recognized for TCP	$134	$-	$264	$-
Amount of TCP Waived	$134	$-	$264	$-

Note 3 - Summary of Significant Accounting Policies

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2017 to 2019, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. This policy has been applied to all existing tax positions upon the Fund’s initial adoption. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2020 and for the years ended December 31, 2019, 2018 and 2017. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three months ended June 30, 2020 and 2019.

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

Cash Equivalents

Cash equivalents are highly liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short-term maturities. The Fund has these balances of its assets on deposit with banks. Assets deposited with a financial institution may, at times, exceed federally insured limits. TAGS had a balance of $2,535 and $2,633 in money market funds at June 30, 2020 and December 31, 2019, respectively; these balances are included in cash equivalents on the statements of assets and liabilities.

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

	Three months ended June 30, 2020	Three months ended June 30, 2019	Six months ended June 30, 2020	Six months ended June 30, 2019
Recognized Related Party Transactions	$2,736	$2,741	$6,201	$8,774
Waived Related Party Transactions	$2,315	$2,741	$5,780	$7,547

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

TAGS
Three months ended June 30, 2020	$11,681
Three months ended June 30, 2019	$7,181
Six months ended June 30, 2020	$30,503
Six months ended June 30, 2019	$28,765

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-02: “Financial Instruments-Credit Losses (Topic 326) and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842). The amendment updates and adds language to ASU 2016-02. The amendments were adopted for the quarter ended March 31, 2020; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund

The FASB issued ASU 2020-01: Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)-Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The amendments clarify the treatment of transactions that require a company to apply or discontinue the equity method of accounting. The amendments were adopted early for the quarter ended March 31, 2020; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

The FASB issued ASU 2019-04: “Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and hedging, and Topic 825, Financial Instruments.” The amendments clarify and improve areas of guidance related to the recently issued standards on credit losses, hedging, and recognition and measurement, specifically relating to ASU 2017-12. The amendments were early adopted for the quarter ended June 30, 2019; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2019-01: "Leases (Topic 842): Codification Improvements. These amendments align the guidance for fair value of underlying assets by lessors that are not manufacturers or dealers in Topic 842 with that of existing guidance. The amendments will be effective for fiscal years and interim periods beginning after December 15, 2019 and may be adopted early. The Sponsor is evaluating the impacts, but the amendment is not expected to have a material impact on the financial statements of the Trust or the Fund.

The FASB issued ASU 2018-13: “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. These amendments modify public and private company fair value disclosure requirements. While some disclosures were removed or modified, others were added. The guidance is a result of the FASB’s test of the principals developed to improve the effectiveness of disclosures in the notes to the financial statements. The amendments will be effective for fiscal years and interim periods beginning after December 15, 2019 and may be adopted early. The Sponsor is evaluating the impacts, specifically, the removal, modification and addition to the fair value disclosures of the Trust or the Fund.

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

Note 4 - Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2. The following table presents information about the Fund’s assets and liabilities measured at fair value as of June 30, 2020 and December 31, 2019:

June 30, 2020

Assets:	Level 1	Level 2	Level 3	Balance as of June 30, 2020
Exchange Traded Funds	$1,045,229	$-	$-	$1,045,229
Cash Equivalents	2,535	-	-	$2,535
Total	$1,047,764	$-	$-	$1,047,764

December 31, 2019

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2019
Exchange Traded Funds	$1,476,880	$-	$-	$1,476,880
Cash Equivalents	2,633	-	-	$2,633
Total	$1,479,513	$-	$-	$1,479,513

For the period ended June 30, 2020 and year ended December 31, 2019, the Fund did not have any transfers between any of the level of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 - Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the three and six months ended June 30, 2020 and 2019. This information has been derived from information presented in the financial statements. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Per Share Operation Performance
Net asset value at beginning of period	$17.37	$19.51	$19.72	$20.33
Income (loss) from investment operations:
Net realized and unrealized (loss) gain on investment transactions	(0.59)	0.64	(2.93)	(0.17)
Total expenses, net	(0.01)	(0.01)	(0.02)	(0.02)
Net (decrease) increase in net asset value	(0.60)	0.63	(2.95)	(0.19)
Net asset value at end of period	$16.77	$20.14	$16.77	$20.14
Total Return	(3.44)%	3.23%	(14.96)%	(0.93)%
Ratios to Average Net Assets (Annualized)
Total expenses	3.95%	2.15%	4.78%	4.06%
Total expenses, net	0.20%	0.19%	0.19%	0.19%
Net investment loss	(0.20)%	(0.19)%	(0.19)%	(0.19)%

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

Note 7 - Subsequent Events

Management has evaluated the financial statements for the quarter-ended June 30, 2020 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than those noted below:

The impact of COVID-19 is evolving rapidly, and such events can be highly disruptive to economies and markets. The impact of COVID-19 to the Fund is described in more detail in Part 2 of this 10-Q.

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

Overview/Introduction

Teucrium Commodity Trust (“Trust”), a Delaware statutory trust organized on September 11, 2009, is a series trust consisting of five series: Teucrium Corn Fund (“CORN”), Teucrium Sugar Fund (“CANE”), Teucrium Soybean Fund (“SOYB”), Teucrium Wheat Fund (“WEAT”), and Teucrium Agricultural Fund (“TAGS”). All of the series of the Trust are collectively referred to as the “Funds” and singularly as the “Fund.” Each Fund is a commodity pool that is a series of the Trust. The Funds issue common units, called “Shares,” representing fractional undivided beneficial interests in a Fund. Effective as of April 26, 2019, the Trust and the Funds operate pursuant to the Trust’s Fifth Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”).

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

The investment objective of SOYB is to have the daily changes in the NAV of the Fund’s Shares reflect the daily changes in the soybean market for future delivery as measured by the Benchmark. The Benchmark is a weighted average of the closing settlement prices for three futures contracts for soybeans (“Soybean Futures Contracts”) that are traded on the Chicago Board of Trade (“CBOT”):

SOYB Benchmark

CBOT Soybean Futures Contract	Weighting
Second to expire (excluding August & September)	35%
Third to expire (excluding August & September)	30%
Expiring in the November following the expiration of the third to expire contract	35%

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

Each Benchmark is rebalanced periodically to ensure that each of the Benchmark Component Futures Contracts is weighted in the same proportion as in the investment objective for each Fund. The following tables reflect the June 30, 2020, Benchmark Component Futures Contracts weights for each of the Funds, the contract held is identified by the generally accepted nomenclature of contract month and year, which may differ from the month in which the contract expires:

CORN Benchmark Component Futures Contracts	Notional Value	Weight (%)

CBOT Corn Futures (1,812 contracts, SEP20)	$30,939,900	35%
CBOT Corn Futures (1,513 contracts, DEC20)	26,515,325	30
CBOT Corn Futures (1,658 contracts, DEC21)	30,921,700	35

Total at June 30, 2020	$88,376,925	100%

SOYB Benchmark Component Futures Contracts	Notional Value	Weight (%)

CBOT Soybean Futures (448 contracts, NOV20)	$19,762,400	35%
CBOT Soybean Futures (383 contracts, JAN21)	16,942,963	30
CBOT Soybean Futures (449 contracts, NOV21)	19,582,012	35

Total at June 30, 2020	$56,287,375	100%

CANE Benchmark Component Futures Contracts	Notional Value	Weight (%)

ICE Sugar Futures (222 contracts, MAR21)	$3,122,918	35%
ICE Sugar Futures (194 contracts, MAY21)	2,666,026	30
ICE Sugar Futures (227 contracts, MAR22)	3,089,016	35

Total at June 30, 2020	$8,877,960	100%

WEAT Benchmark Component Futures Contracts	Notional Value	Weight (%)

CBOT Wheat Futures (655 contracts, SEP20)	$16,104,812	35%
CBOT Wheat Futures (553 contracts, DEC20)	13,797,350	30
CBOT Wheat Futures (605 contracts, DEC21)	16,070,313	35

Total at June 30, 2020	$45,972,475	100%

TAGS Benchmark Component Futures Contracts	Fair Value	Weight (%)
Shares of Teucrium Corn Fund (21,008 shares)	$260,585	24%
Shares of Teucrium Soybean Fund (18,681 shares)	261,237	25
Shares of Teucrium Wheat Fund (51,737 shares)	260,506	27
Shares of Teucrium Sugar Fund (45,924 shares)	262,901	24

Total at June 30, 2020	$1,045,229	100%

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

The Funds earn interest and other income (“interest income”) from cash equivalents that it purchases and, on the cash it holds through the Custodian or other financial institutions. The Sponsor anticipates that the interest income will increase the NAV of each Fund. The Funds apply the interest income to the acquisition of additional investments or use it to pay its expenses. If the Fund reinvests the earned interest income, it makes investments that are consistent with its investment objectives as disclosed. Any cash equivalent invested by a Fund will have original maturity dates of three months or less at inception. Any cash equivalent invested by a Fund will be deemed by the Sponsor to be of investment grade quality. As of June 30, 2020, available cash balances in each of the Funds were invested in the Fidelity Institutional Money Market Funds - Government Portfolio, Morgan Stanley Blackrock Liquidity FedFund - Institutional Class, in demand deposits at Mechanics Bank, and in commercial paper with maturities of ninety days or less. Additionally, from time to time the CORN, SOYB, CANE and WEAT Funds will invest a portion of the amount of funds required to be deposited with the FCM as initial margin in U.S. Treasury obligations with time to maturity of 90 days or less. The obligations are purchased and held in the respective Fund accounts through the FCM.

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

Teucrium Trading, LLC designs the Funds to offer liquidity, transparency, and capacity in single commodity investing for a variety of investors, including institutions and individuals, in an exchange traded product format. The Funds have also been designed to mitigate the impacts of contango and backwardation, situations that can occur in the course of commodity trading which can affect the potential returns to investors. Backwardation is defined as a market condition in which a futures price of a commodity is lower in the distant delivery months than in the near delivery months, while contango, the opposite of backwardation, is defined as a condition in which distant delivery prices for futures exceed spot prices, often due to the costs of storing and insuring the underlying commodity.

The Sponsor has a patent on certain business methods and procedures used with respect to the Funds.

Performance Summary

This report covers the periods from January 1 to June 30, 2020 for each Fund. Total expenses are presented both gross and net of any expenses waived or paid by the Sponsor that would have been incurred by the Funds (“expenses waived by the Sponsor”).

CORN Per Share Operation Performance
Net asset value at beginning of period	$14.82
Income from investment operations:
Investment income	0.10
Net realized and unrealized loss on commodity futures contracts	(2.25)
Total expenses	(0.27)
Net decrease in net asset value	(2.42)
Net asset value end of period	$12.40
Total Return	(16.31)%
Ratios to Average Net Assets (Annualized)
Total expenses	4.67%
Total expenses, net	4.05%
Net investment loss	(2.66)%

SOYB Per Share Operation Performance
Net asset value at beginning of period	$15.85
Loss from investment operations:
Investment income	0.08
Net realized and unrealized loss on commodity futures contracts	(1.68)
Total expenses	(0.27)
Net decrease in net asset value	(1.87)
Net asset value at end of period	$13.98
Total Return	(11.78)%
Ratios to Average Net Assets (Annualized)
Total expenses	4.40%
Total expenses, net	3.83%
Net investment loss	(2.65)%

CANE Per Share Operation Performance
Net asset value at beginning of period	$7.04
Income from investment operations:
Investment income	0.04
Net realized and unrealized loss on commodity futures contracts	(1.25)
Total expenses	(0.11)
Net decrease in net asset value	(1.32)
Net asset value at end of period	$5.72
Total Return	(18.64)%
Ratios to Average Net Assets (Annualized)
Total expenses	6.19%
Total expenses, net	3.67%
Net investment loss	(2.38)%

WEAT Per Share Operation Performance
Net asset value at beginning of period	$5.84
Loss from investment operations:
Investment income	0.04
Net realized and unrealized loss on commodity futures contracts	(0.74)
Total expenses	(0.10)
Net decrease in net asset value	(0.80)
Net asset value at end of period	$5.04
Total Return	(13.73)%
Ratios to Average Net Assets (Annualized)
Total expenses	3.53%
Total expenses, net	3.53%
Net investment loss	(2.18)%

TAGS Per Share Operation Performance
Net asset value at beginning of period	$19.72
Loss from investment operations:
Net realized and unrealized loss on securities	(2.93)
Total expenses	(0.02)
Net decrease in net asset value	(2.95)
Net asset value at end of period	$16.77
Total Return	(14.87)%
Ratios to Average Net Assets (Annualized)
Total expenses	4.78%
Total expenses, net	0.19%
Net investment loss	(0.19)%

Past performance of a Fund is not necessarily indicative of future performance.

Results of Operations

The following includes a section for each Fund of the Trust.

The discussion below addresses the material changes in the results of operations for the three months ended June 30, 2020 compared to the same period in 2019. The following includes a section for each Fund of the Trust for the periods in which each Fund was in operation. CORN, SOYB, WEAT, CANE and TAGS each operated for the entirety of all periods.

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

Teucrium Corn Fund

The Teucrium Corn Fund commenced investment operations on June 9, 2010. The investment objective of the Fund is to have the daily changes in the NAV of the Fund’s shares reflect the daily changes in the corn market for future delivery as measured by the Benchmark. The Benchmark is a weighted average of the closing settlement prices for three futures contracts for corn (“Corn Futures Contracts”) that are traded on the Chicago Board of Trade (“CBOT”), specifically (1) the second to expire CBOT Corn Futures Contract, weighted 35%, (2) the third to expire CBOT Corn Futures Contract, weighted 30%, and (3) the CBOT Corn Futures Contract expiring in the December following the expiration of the third to expire contract, weighted 35%. The fund does not track the spot price of corn.

	Period Ending	Period Ending
	June 30, 2020	June 30, 2019	Change	% Change
Total Net Assets	$88,377,671	$96,373,394	$(7,995,723)	-8%
Shares Outstanding	7,125,004	5,875,004	1,250,000	21%
Net Asset Value per share	$12.40	$16.40	$(4.00)	-24%
Closing Price	$12.40	$16.44	$(4.04)	-25%

Total net assets for the Fund decreased year over year by 8%, driven by a combination of an increase in total shares outstanding of 1,250,000 or 21% and a decrease in the NAV per share of ($4.00) or 24%. This decrease in total net assets year over year, in the opinion of management, was generally due to concerns over economic uncertainty and market volatility due to the COVID-19 pandemic and record global production.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to June 30, 2020 and serves to illustrate the relative changes of these components.

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

For the Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

	Six months ended	Six months ended
	June 30, 2020	June 30, 2019
Average daily total net assets	$64,062,855	$63,892,545
Net realized and unrealized (loss) gain on futures contracts	$(9,571,825)	$1,323,488
Interest income earned on cash and cash equivalents	$443,599	$853,579
Annualized yield based on average daily total net assets	0.69%	1.34%
Net (Loss) Income	$(10,418,764)	$989,499
Weighted average share outstanding	4,862,504	3,993,650
Management Fees	$318,564	$316,837
Total gross fees and other expenses excluding management fees	$1,167,549	$876,370
Brokerage Commissions	$40,422	$18,768
Expenses waived by the Sponsor	$195,575	$5,639
Total expense ratio net of expenses waived by the Sponsor	4.05%	3.75%
Net investment loss	2.66%	1.06%

The decrease in interest and other income year over year was due to the economic uncertainty of the COVID-19 pandemic and the significant decrease in the effective federal fund rates. As a result, the amount of income earned by CORN as a percentage of average daily total net assets was lower during the six months ended June 30, 2020, compared to the six months ended June 30, 2019. The Fund earns interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s buy-and-hold cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper.

The increase in management fee paid to the Sponsor year over year was a result of higher average net assets. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets. Other than the management fee to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day to day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one year, or commitments regardless of the level of assets under management. The structure of the Fund and the nature of the expenses are such that as total net assets grow, there is a scalability of expenses that may allow the total expense ratio to be reduced. However, if total net assets for the Fund fall, the total expense ratio of the Fund will increase unless additional reductions are made by the Sponsor to the daily expense accruals. The Sponsor can elect to adjust the daily expense accruals at its discretion based on market conditions and other Fund considerations.

The increase in total gross fees and other expenses excluding management fees for the six months ended June 30, 2020, compared to the six months ended June 30, 2019 was generally due to the increase in average assets under management relative to the other Funds. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The increase in total brokerage commissions for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, was primarily due to an increase in contracts purchased, liquidated, and rolled.

For the Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

	Three months ended	Three months ended
	June 30, 2020	June 30, 2019
Average daily total net assets	$59,431,576	$70,880,058
Net realized and unrealized (loss) gain on futures contracts	$(976,243)	$4,344,213
Interest income earned on cash and cash equivalents	$154,141	$474,635
Annualized yield based on average daily total net assets	0.26%	0.67%
Net (Loss) Income	$(1,504,603)	$4,135,880
Weighted average share outstanding	4,890,389	4,439,564
Management Fees	$147,767	$176,715
Total gross fees and other expenses excluding management fees	$643,202	$506,253
Brokerage Commissions	$25,268	$5,301
Expenses waived by the Sponsor	$108,468	$-
Total expense ratio net of expenses waived by the Sponsor	4.62%	3.86%
Net investment loss	3.58%	1.17%

The decrease in interest and other income year over year was due to the economic uncertainty of the COVID-19 pandemic and the significant decrease in the effective federal fund rates. As a result, the amount of income earned by CORN as a percentage of average daily total net assets was lower during the three months ended June 30, 2020, compared to the three months ended June 30, 2019. The Fund earns interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s buy-and-hold cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper.

The decrease in management fee paid to the Sponsor year over year was a result of lower average net assets. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets. Other than the management fee to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day to day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one year, or commitments regardless of the level of assets under management. The structure of the Fund and the nature of the expenses are such that as total net assets grow, there is a scalability of expenses that may allow the total expense ratio to be reduced. However, if total net assets for the Fund fall, the total expense ratio of the Fund will increase unless additional reductions are made by the Sponsor to the daily expense accruals. The Sponsor can elect to adjust the daily expense accruals at its discretion based on market conditions and other Fund considerations.

The increase in total gross fees and other expenses excluding management fees for the three months ended June 30, 2020, compared to the three months ended June 30, 2019 was generally due to the level of assets under management relative to the other Funds. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The increase in total brokerage commissions for the three months ended June 30, 2020, compared to the three months ended June 30, 2019, was primarily due to an increase in contracts purchased, liquidated, and rolled.

Teucrium Soybean Fund

The Teucrium Soybean Fund commenced investment operations on September 19, 2011. The investment objective of the Fund is to have the daily changes in the NAV of the Fund’s shares reflect the daily changes in the soybean market for future delivery as measured by the Benchmark. The Benchmark is a weighted average of the closing settlement prices for three futures contracts for soybeans (“Soybean Futures Contracts”) that are traded on the Chicago Board of Trade (“CBOT”), specifically (1) the second to expire CBOT Soybean Futures Contract (excluding August & September), weighted 35%, (2) the third to expire CBOT Soybean Futures Contract (excluding August & September), weighted 30%, and (3) the CBOT Soybean Futures Contract expiring in the November following the expiration of the third to expire contract, weighted 35%. The fund does not track the spot price of soybeans.

	Period Ending	Period Ending
	June 30, 2020	June 30, 2019	Change	% Change
Total Net Assets	$56,286,250	$33,021,388	$23,264,862	70%
Shares Outstanding	4,025,004	2,100,004	1,925,000	92%
Net Asset Value per share	$13.98	$15.72	$(1.74)	-11%
Closing Price	$13.97	$15.73	$(1.76)	-11%

Total net assets for the Fund increased year over year by 70%, driven by a combination of an increase in total shares outstanding of 1,925,000 or 92% and a decrease in the NAV per share of ($1.74) or 11%. This increase year over year, in the opinion of management, was due to the relative low price of soybeans compared to the last decade, coupled with concerns over the U.S. weather during the growing season and geopolitical concerns over the impact of proposed tariffs, which generated renewed investor focus in the commodity.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to June 30, 2020 and serves to illustrate the relative changes of these components.

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

The seasonality patterns for soybean futures prices are impacted by a variety of factors. These include, but are not limited to, the harvest in the fall, the planting conditions in the spring, and the weather throughout the critical germination and growing periods. Prices for soybean futures are affected by the availability and demand for substitute agricultural commodities, including corn and wheat. The price of soybean futures contracts is also influenced by global economic conditions, including the demand for exports to other countries. Such factors will impact the performance of the Fund and the results of operations on an ongoing basis. The Sponsor cannot predict the impact of such factors

For the Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

	Six months ended	Six months ended
	June 30, 2020	June 30, 2019
Average daily total net assets	$27,251,192	$26,619,794
Net realized and unrealized (loss) gain on futures contracts	$(2,527,670)	$88,663
Interest income earned on cash and cash equivalents	$160,418	$352,252
Annualized yield based on average daily total net assets	0.59%	1.32%
Net Loss	$(2,887,026)	$(54,729)
Weighted average share outstanding	1,917,312	1,682,463
Management Fees	$135,511	$132,005
Total gross fees and other expenses excluding management fees	$461,310	$459,942
Brokerage Commissions	$10,145	$4,193
Expenses waived by the Sponsor	$77,047	$96,303
Total expense ratio net of expenses waived by the Sponsor	3.83%	3.75%
Net investment loss	2.65%	1.08%

The decrease in interest and other income year over year was due to the economic uncertainty of the COVID-19 pandemic and the significant decrease in the effective federal fund rates. As a result, the amount of income earned by SOYB as a percentage of average daily total net assets was lower during the six months ended June 30, 2020, compared to the six months ended June 30, 2019. The Fund earns interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s buy-and-hold cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper.

The increase in management fee paid to the Sponsor year over year was a result of higher average net assets. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets. Other than the management fee to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day to day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one year, or commitments regardless of the level of assets under management. The structure of the Fund and the nature of the expenses are such that as total net assets grow, there is a scalability of expenses that may allow the total expense ratio to be reduced. However, if total net assets for the Fund fall, the total expense ratio of the Fund will increase unless additional reductions are made by the Sponsor to the daily expense accruals. The Sponsor can elect to adjust the daily expense accruals at its discretion based on market conditions and other Fund considerations.

The increase in total gross fees and other expenses excluding management fees for the six months ended June 30, 2020, compared to the six months ended June 30, 2019 was generally due SOYB’s larger size as measured by total net assets. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The increase in total brokerage commissions for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, was primarily due to an increase in contracts purchased, liquidated, and rolled.

For the Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

	Three months ended	Three months ended
	June 30, 2020	June 30, 2019
Average daily total net assets	$29,075,141	$27,772,707
Net realized and unrealized gain on futures contracts	$622,310	$559,900
Interest income earned on cash and cash equivalents	$55,191	$184,260
Annualized yield based on average daily total net assets	0.19%	0.66%
Net Income	$361,930	$474,443
Weighted average share outstanding	2,115,663	1,807,971
Management Fees	$72,291	$69,242
Total gross fees and other expenses excluding management fees	$290,356	$233,866
Brokerage Commissions	$5,691	$2,077
Expenses waived by the Sponsor	$47,076	$33,391
Total expense ratio net of expenses waived by the Sponsor	4.36%	3.90%
Net investment loss	3.60%	1.24%

The decrease in interest and other income year over year was due to the economic uncertainty of the COVID-19 pandemic and the significant decrease in the effective federal fund rates. As a result, the amount of income earned by SOYB as a percentage of average daily total net assets was lower during the three months ended June 30, 2020, compared to the three months ended June 30, 2019. The Fund earns interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s buy-and-hold cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper.

The increase in management fee paid to the Sponsor year over year was a result of higher average net assets. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets. Other than the management fee to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day to day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one year, or commitments regardless of the level of assets under management. The structure of the Fund and the nature of the expenses are such that as total net assets grow, there is a scalability of expenses that may allow the total expense ratio to be reduced. However, if total net assets for the Fund fall, the total expense ratio of the Fund will increase unless additional reductions are made by the Sponsor to the daily expense accruals. The Sponsor can elect to adjust the daily expense accruals at its discretion based on market conditions and other Fund considerations.

The increase in total gross fees and other expenses excluding management fees for the three months ended June 30, 2020, compared to the three months ended June 30, 2019 was generally due SOYB’s larger size as measured by total net assets. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The increase in total brokerage commissions for the three months ended June 30, 2020, compared to the three months ended June 30, 2019, was primarily due to an increase in contracts purchased, liquidated, and rolled.

Teucrium Sugar Fund

The Teucrium Sugar Fund commenced investment operations on September 19, 2011.The investment objective of the Fund is to have the daily changes in the NAV of the Fund’s shares reflect the daily changes in the sugar market for future delivery as measured by the Benchmark. The Benchmark is a weighted average of the closing settlement prices for three futures contracts for No. 11 Sugar (“Sugar Futures Contracts”) that are traded on the ICE Futures US (“ICE Futures”), specifically (1) the second to expire ICE No.11 Sugar Futures Contract, weighted 35%, (2) the third to expire ICE No.11 Sugar Futures Contract, weighted 30%, and (3) the ICE No.11 Sugar Futures Contract expiring in the March following the expiration of the third to expire contract, weighted 35%. The fund does not track the spot price of sugar cane.

	Period Ending	Period Ending
	June 30, 2020	June 30, 2019	Change	% Change
Total Net Assets	$8,873,365	$9,934,774	$(1,061,409)	-11%
Shares Outstanding	1,550,004	1,400,004	150,000	11%
Net Asset Value per share	$5.72	$7.10	$(1.38)	-19%
Closing Price	$5.75	$7.09	$(1.34)	-19%

Total net assets for the Fund decreased year over year by 11%, driven by a combination of an increase in total shares outstanding of 150,000 or 11% and a decrease in the NAV per share of ($1.38) or 19%. This decrease year over year, in the opinion of management, was due to concerns over economic uncertainty and market volatility due to the COVID-19 pandemic.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to June 30, 2020 and serves to illustrate the relative changes of these components.

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

The seasonality patterns for sugar cane futures prices are impacted by a variety of factors. In the futures market, contracts expiring during the harvest season are typically priced lower than contracts expiring in the winter and spring. While the sugar harvest seasons varies from country to country, prices of Sugar Futures Contracts tend to be lowest in the late spring and early summer, reflecting the harvest season in Brazil, the world’s leading producer of sugarcane. Thus, seasonal fluctuations could result in an investor incurring losses upon the sale of Fund Shares, particularly if the investor needs to sell Shares when the Benchmark Component Futures Contracts are, in whole or part, Sugar Futures Contracts expiring in the late spring or early summer. The price of sugar futures contracts is also influenced by global economic conditions, including the demand for imports and exports to other countries. Such factors will impact the performance of the Fund and the results of operations on an ongoing basis. The Sponsor cannot predict the impact of such factors.

For the Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

	Six months ended	Six months ended
	June 30, 2020	June 30, 2019
Average daily total net assets	$9,075,332	$10,404,766
Net realized and unrealized (loss) gainon futures contracts	$(1,414,448)	$83,574
Interest income earned on cash and cash equivalents	$58,108	$132,892
Annualized yield based on average daily total net assets	0.64%	1.28%
Net (Loss) Income	$(1,521,877)	$28,938
Weighted average share outstanding	1,442,999	1,429,976
Management Fees	$45,129	$51,596
Total gross fees and other expenses excluding management fees	$234,300	$235,368
Brokerage Commissions	$8,243	$3,471
Expenses waived by the Sponsor	$113,892	$99,436
Total expense ratio net of expenses waived by the Sponsor	3.67%	3.63%
Net investment loss	2.38%	1.05%

The decrease in interest and other income year over year was due to the economic uncertainty of the COVID-19 pandemic and the significant decrease in the effective federal fund rates. As a result, the amount of income earned by CANE as a percentage of average daily total net assets was lower during the six months ended June 30, 2020, compared to the six months ended June 30, 2019. The Fund earns interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s buy-and-hold cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper.

The decrease in management fee paid to the Sponsor year over year was a result of lower average net assets. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets. Other than the management fee to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day to day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one year, or commitments regardless of the level of assets under management. The structure of the Fund and the nature of the expenses are such that as total net assets grow, there is a scalability of expenses that may allow the total expense ratio to be reduced. However, if total net assets for the Fund fall, the total expense ratio of the Fund will increase unless additional reductions are made by the Sponsor to the daily expense accruals. The Sponsor can elect to adjust the daily expense accruals at its discretion based on market conditions and other Fund considerations.

The decrease in total gross fees and other expenses excluding management fees for the six months ended June 30, 2020, compared to the six months ended June 30, 2019 was generally due to the decrease in average assets under management relative to the other Funds. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The increase in total brokerage commissions for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, was primarily due to an increase in contracts purchased, liquidated, and rolled.

For the Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

	Three months ended	Three months ended
	June 30, 2020	June 30, 2019
Average daily total net assets	$7,491,885	$10,213,377
Net realized and unrealized gain (loss) on futures contracts	$449,440	$(337,826)
Interest income earned on cash and cash equivalents	$15,136	$66,268
Annualized yield based on average daily total net assets	0.20%	0.65%
Net Income (Loss)	$385,433	$(365,530)
Weighted average share outstanding	$1,360,718	$1,432,147
Management Fees	$18,627	$25,463
Brokerage Commissions	$5,168	$1,528
Total fees and other expenses excluding management fees	$137,055	$126,463
Expenses waived by the Sponsor	$76,539	$57,954
Net investment loss	3.44%	1.09%

The decrease in interest and other income year over year was due to the economic uncertainty of the COVID-19 pandemic and the significant decrease in the effective federal fund rates. As a result, the amount of income earned by CANE as a percentage of average daily total net assets was lower during the three months ended June 30, 2020, compared to the three months ended June 30, 2019. The Fund earns interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s buy-and-hold cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper.

The decrease in management fee paid to the Sponsor year over year was a result of lower average net assets. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets. Other than the management fee to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day to day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one year, or commitments regardless of the level of assets under management. The structure of the Fund and the nature of the expenses are such that as total net assets grow, there is a scalability of expenses that may allow the total expense ratio to be reduced. However, if total net assets for the Fund fall, the total expense ratio of the Fund will increase unless additional reductions are made by the Sponsor to the daily expense accruals. The Sponsor can elect to adjust the daily expense accruals at its discretion based on market conditions and other Fund considerations.

The increase in total gross fees and other expenses excluding management fees for the three months ended June 30, 2020, compared to the three months ended June 30, 2019 was generally due to the increase in average assets under management relative to the other Funds. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The increase in total brokerage commissions for the three months ended June 30, 2020, compared to the three months ended June 30, 2019, was primarily due to an increase in contracts purchased, liquidated, and rolled.

Teucrium Wheat Fund

The Teucrium Wheat Fund commenced investment operations on September 19, 2011. The investment objective of the Fund is to have the daily changes in the NAV of the Fund’s Shares reflect the daily changes in the wheat market for future delivery as measured by the Benchmark. The Benchmark is a weighted average of the closing settlement prices for three futures contracts for wheat (“Wheat Futures Contracts”) that are traded on the Chicago Board of Trade (“CBOT”), specifically (1) the second to expire CBOT Wheat Futures Contract, weighted 35%, (2) the third to expire CBOT Wheat Futures Contract, weighted 30%, and (3) the CBOT Wheat Futures Contract expiring in the December following the expiration of the third to expire contract, weighted 35%. The fund does not track the spot price of wheat.

	Period Ending	Period Ending
	June 30, 2020	June 30, 2019	Change	% Change
Total Net Assets	$45,946,643	$58,699,891	$(12,753,248)	-22%
Shares Outstanding	9,125,004	10,200,004	(1,075,000)	-11%
Net Asset Value per share	$5.04	$5.75	$(0.71)	-12%
Closing Price	$5.06	$5.73	$(0.67)	-12%

Total net assets for the Fund decreased year over year by 22%, driven by a combination of a decrease in total shares outstanding of 1,075,000 or 11% and a decrease in the NAV per share of ($0.71) or 12%. This decrease year over year, in the opinion of management, was due to concerns over economic uncertainty and market volatility due to the COVID-19 pandemic.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to June 30, 2020 and serves to illustrate the relative changes of these components.

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

For the Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

	Six months ended	Six months ended
	June 30, 2020	June 30, 2019
Average daily total net assets	$48,577,553	$56,244,196
Net realized and unrealized loss on futures contracts	$(6,716,701)	$(1,216,075)
Interest income earned on cash and cash equivalents	$326,980	$749,059
Annualized yield based on average daily total net assets	0.67%	1.33%
Net Loss	$(7,243,043)	$(1,503,982)
Weighted average share outstanding	8,832,009	10,130,253
Management Fees	$241,560	$278,910
Total gross fees and other expenses excluding management fees	$611,762	$760,556
Brokerage Commissions	$14,159	$14,841
Expenses waived by the Sponsor	$-	$2,500
Total expense ratio net of expenses waived by the Sponsor	3.53%	3.72%
Net investment loss	2.18%	1.03%

The decrease in interest and other income year over year was due to the economic uncertainty of the COVID-19 pandemic and the significant decrease in the effective federal fund rates. As a result, the amount of income earned by WEAT as a percentage of average daily total net assets was lower during the six months ended June 30, 2020, compared to the six months ended June 30, 2019. The Fund earns interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s buy-and-hold cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper.

The decrease in management fee paid to the Sponsor year over year was a result of lower average net assets. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets. Other than the management fee to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day to day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one year, or commitments regardless of the level of assets under management. The structure of the Fund and the nature of the expenses are such that as total net assets grow, there is a scalability of expenses that may allow the total expense ratio to be reduced. However, if total net assets for the Fund fall, the total expense ratio of the Fund will increase unless additional reductions are made by the Sponsor to the daily expense accruals. The Sponsor can elect to adjust the daily expense accruals at its discretion based on market conditions and other Fund considerations.

The decrease in total gross fees and other expenses excluding management fees for the six months ended June 30, 2020, compared to the six months ended June 30, 2019 was generally due to the decrease in average assets under management relative to the other Funds. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The decrease in total brokerage commissions for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, was primarily due to a decrease in contracts purchased, liquidated, and rolled.

For the Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

	Three months ended	Three months ended
	June 30, 2020	June 30, 2019
Average daily total net assets	$47,344,875	$56,661,343
Net realized and unrealized (loss) gain on futures contracts	$(6,170,683)	$4,996,174
Interest income earned on cash and cash equivalents	$124,115	$376,592
Annualized yield based on average daily total net assets	0.26%	0.66%
Net (Loss) Income	$(6,472,338)	$4,828,566
Weighted average share outstanding	8,886,542	10,503,575
Management Fees	$117,716	$141,265
Total gross fees and other expenses excluding management fees	$308,054	$402,935
Brokerage Commissions	$7,357	$4,238
Expenses waived by the Sponsor	$-	$-
Total expense ratio net of expenses waived by the Sponsor	3.62%	3.85%
Net investment loss	2.56%	1.18%

The decrease in interest and other income year over year was due to the economic uncertainty of the COVID-19 pandemic and the significant decrease in the effective federal fund rates. As a result, the amount of income earned by WEAT as a percentage of average daily total net assets was lower during the three months ended June 30, 2020, compared to the three months ended June 30, 2019. The Fund earns interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s buy-and-hold cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper.

The decrease in management fee paid to the Sponsor year over year was a result of lower average net assets. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets. Other than the management fee to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day to day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one year, or commitments regardless of the level of assets under management. The structure of the Fund and the nature of the expenses are such that as total net assets grow, there is a scalability of expenses that may allow the total expense ratio to be reduced. However, if total net assets for the Fund fall, the total expense ratio of the Fund will increase unless additional reductions are made by the Sponsor to the daily expense accruals. The Sponsor can elect to adjust the daily expense accruals at its discretion based on market conditions and other Fund considerations.

The increase in total gross fees and other expenses excluding management fees for the three months ended June 30, 2020, compared to the three months ended June 30, 2019 was generally due to the decrease in average assets under management relative to the other Funds. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The increase in total brokerage commissions for the three months ended June 30, 2020, compared to the three months ended June 30, 2019, was primarily due to an increase in contracts purchased, liquidated, and rolled.

Teucrium Agricultural Fund

The Teucrium Agricultural Fund commenced operation on March 28, 2012. The investment objective of the Fund is to provide daily investment results that reflect the combined daily performance of four other commodity pools that are a series of the Trust and are sponsored by the Sponsor: the Teucrium Corn Fund, the Teucrium Wheat Fund, the Teucrium Soybean Fund and the Teucrium Sugar Fund (the “Underlying Funds”). Under normal market conditions, the Fund seeks to achieve its investment objective generally by investing equally in shares of each of the four Underlying Funds.The Fund’s investments in shares of the Underlying Funds is rebalanced, generally on a daily basis, in order to maintain approximately a 25% allocation to each of the Fund’s assets to each Underlying Fund. The fund does not track the spot price of corn, wheat, soybeans, or sugar cane. The Fund does not intend to invest directly in futures contracts (“Futures Contracts”), although it reserves the right to do so in the future, including if an Underlying Fund ceases operation.

	Period Ending	Period Ending
	June 30, 2020	June 30, 2019	Change	% Change
Total Net Assets	$1,047,976	$1,510,362	$(462,386)	-31%
Shares Outstanding	62,502	75,002	(12,500)	-17%
Net Asset Value per share	$16.77	$20.14	$(3.37)	-17%
Closing Price	$16.79	$20.13	$(3.34)	-17%

Total net assets for the Fund decreased year over year by 31%, driven by a combination of a decrease in total shares outstanding of 12,500 or 17% and a decrease in the NAV per share of ($3.37) or 17%. This decrease year over year, in the opinion of management, was due to concerns over economic uncertainty and market volatility due to the COVID-19 pandemic.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to June 30, 2020 and serves to illustrate the relative changes of these components.

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

For the Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

	Six months ended	Six months ended
	June 30, 2020	June 30, 2019
Average daily total net assets	$1,336,083	$1,499,344
Net realized and unrealized loss on securities	$(219,731)	$(13,019)
Interest income earned on cash and cash equivalents	$11	$34
Annualized yield based on average daily total net assets	0.00%	0.00%
Net Loss	$(221,003)	$(14,398)
Weighted average share outstanding	-	-
Total gross fees and other expenses excluding management fees	$31,786	$30,178
Brokerage Commissions	$-	$-
Expenses waived by the Sponsor	$30,503	$28,765
Total expense ratio net of expenses waived by the Sponsor	0.19%	0.19%
Net investment loss	0.19%	0.19%

Other than the brokerage commissions, most of the expenses incurred by the Fund are associated with the day to day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one year, or commitments regardless of the level of assets under management. The structure of the Fund and the nature of the expenses are such that as total net assets grow, there is a scalability of expenses that may allow the total expense ratio to be reduced. However, if total net assets for the Fund fall, the total expense ratio of the Fund will increase unless additional reductions are made by the Sponsor to the daily expense accruals. The Sponsor can elect to adjust the daily expense accruals at its discretion based on market conditions and other Fund considerations.

The total gross fees and other expenses for the six months ended June 30, 2020, compared to the six months ended June 30, 2019 generally remained unchanged. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

For the Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

	Three months ended	Three months ended
	June 30, 2020	June 30, 2019
Average daily total net assets	$1,250,415	$1,467,076
Net realized and unrealized (loss) gain on securities	$(44,030)	$47,554
Interest income earned on cash and cash equivalents	$1	$16
Annualized yield based on average daily total net assets	0.00%	0.00%
Net (Loss) Income	$(44,640)	$46,875
Weighted average share outstanding	-	-
Total gross fees and other expenses	$12,292	$7,876
Brokerage Commissions	$-	$-
Expenses waived by the Sponsor	$11,681	$7,181
Total expense ratio net of expenses waived by the Sponsor	0.20%	0.19%
Net investment loss	0.20%	0.19%

Other than the brokerage commissions, most of the expenses incurred by the Fund are associated with the day to day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one year, or commitments regardless of the level of assets under management. The structure of the Fund and the nature of the expenses are such that as total net assets grow, there is a scalability of expenses that may allow the total expense ratio to be reduced. However, if total net assets for the Fund fall, the total expense ratio of the Fund will increase unless additional reductions are made by the Sponsor to the daily expense accruals. The Sponsor can elect to adjust the daily expense accruals at its discretion based on market conditions and other Fund considerations.

The total gross fees and other expenses for the three months ended June 30, 2020, compared to the six months ended June 30, 2019 generally remained unchanged. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

Market Outlook

The Corn Market

Corn is currently the most widely produced livestock feed grain in the United States. The two largest demands for the United States’ corn crop are livestock feed and ethanol production. Corn is also processed into food and industrial products, including starch, sweeteners, corn oil, beverages, and industrial alcohol. The United States Department of Agriculture (“USDA”) publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide corn production and consumption, and for other grains such as soybeans and wheat which can be used in some cases as a substitute for corn. These reports are available on the USDA’s website, www.usda.gov, at no charge. The outlook provided below is from the July 2020 USDA report.

The United States is the world’s leading producer and exporter of corn. For the Crop Year 2019-20, the United States Department of Agriculture (“USDA”) estimates that the U.S. will produce approximately 33% of all the corn globally, of which about 14% will be exported. For 2020-2021 estimates, based on the July 2020 USDA report, global consumption of 1,160 Million Metric Tons (MMT) is expected to be slightly lower than global production of 1,163 MMT. If the global supply of corn exceeds global demand, this may have an adverse impact on the price of corn. In addition to the United States, other principal world corn exporters include Argentina, Brazil, Russia, South Africa, and Ukraine. Major importer nations include Egypt, the European Union (EU), Japan, Mexico, Southeast Asia, and South Korea. China’s production at 260 MMT is approximately 7% less than its domestic usage.

According to the USDA, global corn consumption has increased by 577% from crop year 1960/1961 to 2019/2020 as demonstrated by the graph below and is projected to continue to grow in upcoming years. Consumption growth is the result of a combination of many factors including: 1) global population growth, which, according to the U.S. Census Department, is estimated to increase by approximately 81 million people per year and reach 9.7 billion by 2050; 2) a growing global middle class which is increasing the demand for protein and meat-based products globally and most significantly in developing countries; and 3) global use of bio-fuels which is generally driven by government policy. Based on USDA estimates as of July 10, 2020, for each person added to the population, there needs to be an additional 6 bushels of corn, 1.7 bushels of soybeans and 3.6 bushels of wheat produced.

While global consumption of corn has increased over the 1960/1961 - 2020/2021 crop year period, so has production, driven by increases in acres planted and yield per acre. However, according to the USDA and United Nations, future growth in planted acres and yield may be inhibited by lower productive land, and lack of infrastructure and transportation. In addition, agricultural crops such as corn are highly weather dependent for yield and therefore susceptible to changing weather patterns. In addition, given the current production/consumption patterns, nearly 100% of all corn produced globally is consumed which leaves minimal excess inventory if production issues arise.

On July 10, 2020, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2020-21. The exhibit below provides a summary of historical and current information for United States corn production.

	U.S. Corn Supply/Demand Balance
	Marketing Year September - August
	Million Bushels
											July 10 Est.	19-20 to	July 10 Est.	20-21 to
											USDA	18-19	USDA	19-20
Crop Year	09-10	10-11	11-12	12-13	13-14	14-15	15-16	16-17	17-18	18-19	19-20	% Change	20-21	% Change
Planted Acres	86.4	88.2	91.9	97.3	95.4	90.6	88.0	94.0	90.2	88.9	89.7	1%	92.0	3%
Harvested Acres	79.5	81.4	84.0	87.4	87.5	83.1	80.8	86.7	82.7	81.3	81.3	0%	84.0	3%
Difference	6.9	6.8	7.9	9.9	7.9	7.5	7.2	7.3	7.5	7.6	8.4	11%	8.0	-5%
Yield	164.7	152.8	147.2	123.1	158.1	171.0	168.4	174.6	176.6	176.4	167.4	-5%	178.5	7%

Beginning Stocks	1,673	1,708	1,128	989	821	1,232	1,731	1,737	2,293	2,140	2,221	4%	2,248	1%
Production	13,092	12,447	12,360	10,755	13,829	14,216	13,602	15,148	14,609	14,340	13,617	-5%	15,000	10%
Imports	8	28	29	160	36	32	68	57	36	28	45	61%	25	-44%
Total Supply	14,774	14,182	13,516	11,904	14,686	15,479	15,401	16,942	16,939	16,509	15,883	-4%	17,273	9%

Feed	5,125	4,793	4,545	4,315	5,040	5,280	5,114	5,470	5,304	5,429	5,600	3%	5,850	4%
Food/Seed/Industrial	5,961	6,428	6,439	6,038	6,493	6,601	6,648	6,885	7,057	6,793	6,260	-8%	6,625	6%
Ethanol for Fuel(incld above)	4,591	5,021	5,011	4,641	5,124	5,200	5,224	5,432	5,605	5,378	4,850	-10%	5,200	7%
Exports	1,980	1,834	1,543	730	1,920	1,867	1,901	2,294	2,438	2,066	1,775	-14%	2,150	21%
Total Usage	13,066	13,055	12,527	11,083	13,454	13,748	13,664	14,650	14,798	14,288	13,635	-5%	14,625	7%

Ending Stocks (Inventory)	1,708	1,128	989	821	1,232	1,731	1,737	2,293	2,140	2,221	2,248	1%	2,648	18%

Stocks/Use Ratio	13%	9%	8%	7%	9%	13%	13%	16%	14%	16%	16%	6%	18%	10%
farm Price ($/bushel)	$3.55	$5.18	$6.22	$6.89	$4.46	$3.70	$3.61	$3.36	$3.36	$3.61	$3.60		$3.35

Calculations:
Demand per day (incld expt)¹	35.8	35.8	34.3	30.4	36.9	37.7	37.4	40.1	40.5	39.1	37.4	-5%	40.1	7%
Carry-out days supply	47.7	31.5	28.8	27.0	33.4	46.0	46.4	57.1	52.8	56.7	60.2	6%	66.1	10%
¹ in millions of bushels per day

Standard Corn Futures Contracts trade on the CBOT in units of 5,000 bushels. Three grades of corn are deliverable under CBOT Corn Futures Contracts: Number 1 yellow, which may be delivered at 1.5 cents over the contract price; Number 2 yellow, which may be delivered at the contract price; and Number 3 yellow, between a 2 and 4 cents per bushel under contract price depending on broken corn and foreign material and damage grade factors. There are five months each year in which CBOT Corn Futures Contracts expire: March, May, July, September, and December.

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

The Soybean Market

Global soybean production is concentrated in the U.S., Brazil, Argentina, and China. The United States Department of Agriculture (“USDA”) has estimated that, for the Crop Year 2020-21, the United States will produce approximately 113 MMT of soybeans or approximately 31% of estimated world production, with Brazil production at 131 MMT. Argentina is projected to produce about 54 MMT. For 2020-21, based on the July 2020 USDA report, global consumption of 364 MMT is estimated slightly higher than global production of 363 MMT. If the global supply of soybeans exceeds global demand, this may have an adverse impact on the price of soybeans. The USDA publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide soybean production and consumption. These reports are available on the USDA’s website, www.usda.gov, at no charge. The outlook provided below is from the July 2020 USDA report.

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

Standard Soybean Futures Contracts trade on the CBOT in units of 5,000 bushels. Three grades of soybeans are deliverable under CBOT Soybean Futures Contracts: Number 1 yellow, which may be delivered at 6 cents per bushel over the contract price; Number 2 yellow, which may be delivered at the contract price; and Number 3 yellow, which may be delivered at 6 cents per bushel under the contract price. There are seven months each year in which CBOT Soybean Futures Contracts expire: January, March, May, July, August, September and November.

If the futures market is in a state of backwardation (i.e., when the price of soybeans in the future is expected to be less than the current price), the Fund will buy later to expire contracts for a lower price than the sooner to expire contracts that it sells. Hypothetically, and assuming no changes to either prevailing soybean prices or the price relationship between immediate delivery, soon to expire contracts and later to expire contracts, the value of a contract will rise as it approaches expiration. If the futures market is in contango, the Fund will buy later to expire contracts for a higher price than the sooner to expire contracts that it sells. Hypothetically, and assuming no other changes to either prevailing soybean prices or the price relationship between the spot price, soon to expire contracts and later to expire contracts, the value of a contract will fall as it approaches expiration. Historically, the soybean futures markets have experienced periods of both contango and backwardation. Frequently, whether contango or backwardation exists is a function, among other factors, of the seasonality of the soybean market and the soybean harvest cycle. All other things being equal, a situation involving prolonged periods of contango may adversely impact the returns of the Fund; conversely a situation involving prolonged periods of backwardation may positively impact the returns of the Fund.

Futures contracts may be either bought or sold long or short. The U.S Commodity Futures Trading Commission weekly releases the “Commitment of Traders” (COT) report, which depicts the open interest as well as long and short positions in the market. Market participants may use this report to gauge market sentiment.

On July 10, 2020, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2019-20. The exhibit below provides a summary of historical and current information for United States soybean production.

	U.S. Soybean Supply/Demand Balance
	Marketing Year September - August
	Million Bushels										July 10 Est.	19-20 to	July 10 Est.	20-21 to
											USDA	18-19	USDA	19-20
Crop Year	09-10	10-11	11-12	12-13	13-14	14-15	15-16	16-17	17-18	18-19	19-20	% Change	20-21	% Change
Planted Acres	77.5	77.4	75.0	77.2	76.8	83.3	82.7	83.5	90.2	89.2	76.1	-15%	83.8	10%
Harvested Acres	76.4	76.6	73.8	76.1	76.3	82.6	81.7	82.7	89.5	87.6	75.0	-14%	83.0	11%
Difference	1.1	0.8	1.2	1.0	0.5	0.7	1.0	0.8	0.7	1.6	1.1	-31%	0.8	-27%
Yield	44.0	43.5	41.9	40.0	44.0	47.5	48.0	51.9	49.3	50.6	47.4	-6%	49.8	5%

Beginning Stocks	138	151	215	169	141	92	191	197	302	438	909	108%	620	-32%
Production	3,359	3,329	3,094	3,042	3,358	3,927	3,926	4,296	4,412	4,428	3,552	-20%	4,135	16%
Imports	15	14	16	41	72	33	24	22	22	14	15	7%	15	0%
Total Supply	3,512	3,495	3,325	3,252	3,570	4,052	4,140	4,516	4,735	4,880	4,476	-8%	4,770	7%

Crushings	1,752	1,648	1,703	1,689	1,734	1,873	1,886	1,901	2,055	2,092	2,155	3%	2,160	0%
Seed, Feed and Residual	110	131	89	105	107	146	115	147	109	127	51	-60%	135	165%
Exports	1,499	1,501	1,365	1,317	1,638	1,842	1,942	2,166	2,134	1,752	1,650	-6%	2,050	24%
Total Usage	3,361	3,280	3,155	3,111	3,478	3,862	3,944	4,214	4,297	3,971	3,857	-3%	4,345	13%

Ending Stocks (Inventory)	151	215	169	141	92	191	197	302	438	909	620	-32%	425	-31%

Stocks/Use Ratio	4.5%	6.6%	5.4%	4.5%	2.6%	4.9%	5.0%	7.2%	10.2%	22.9%	16%	-30%	9.8%	-39%
farm Price ($/bushel)	$9.59	$11.30	$12.50	$14.40	$13.00	$10.10	$8.95	$9.47	$9.33	$8.48	$8.55		$8.50

Calculations:
Demand per day (incld expt)¹	9.2	9.0	8.6	8.5	9.5	10.6	10.8	11.5	11.8	10.9	10.6	-3%	11.9	13%
Carry-out days supply	16.4	23.9	19.6	16.6	9.7	18.1	18.2	26.2	37.2	83.6	58.7	-30%	35.7	-39%

¹ in millions of bushels per day

The Sugar Market

Sugarcane, on average, accounts for nearly 80% of the world’s sugar production, while sugar beets account for the remainder of the world’s sugar production. Sugar manufacturers use sugar beets and sugarcane as the raw material from which refined sugar (sucrose) for industrial and consumer use is produced. Sugar is produced in various forms, including granulated, powdered, liquid, brown, and molasses. The food industry (in particular, producers of baked goods, beverages, cereal, confections, and dairy products) uses sugar and sugarcane molasses to make sugar containing food products. Sugar beet pulp and molasses products are used as animal feed ingredients. Ethanol is an important by-product of sugarcane processing. Additionally, the material that remains after sugarcane is processed is used to manufacture paper, cardboard, and “environmentally friendly” eating utensils.

The Sugar No. 11 Futures Contract is the world benchmark contract for raw sugar trading. This contract prices the physical delivery of raw cane sugar, delivered to the receiver’s vessel at a specified port within the country of origin of the sugar. Sugar No. 11 Futures Contracts trade on ICE Futures US and the NYMEX in units of 112,000 pounds.

The United States Department of Agriculture (“USDA”) publishes two major reports annually on U.S. domestic and worldwide sugar production and consumption. These are usually released in November and May. In addition, the USDA publishes periodic, but not as comprehensive, reports on sugar monthly. These reports are available on the USDA’s website, www.usda.gov, at no charge. The USDA’s May 2020 report forecasts for 2020/21 an increase in global production of 188 Million due to higher production in Brazil, India, and Thailand. Brazil and India are essentially tied as top producers. Brazil’s production is forecast to rebound to 39.5 million with January-March weather improving the sugarcane harvest. Low gasoline prices are expected to drastically change the dynamics for the Brazilian sugar/ethanol industry, negatively affecting the ethanol industry and significantly increasing sugar production.

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

The Wheat Market

Wheat is used to produce flour, the key ingredient for breads, pasta, crackers, and many other food products, as well as several industrial products such as starches and adhesives. Wheat by-products are used in livestock feeds. Wheat is the principal food grain produced in the United States, and the United States’ output of wheat is typically exceeded only by the European Union, Russia, and Ukraine. The United States Department of Agriculture (“USDA”) estimates that for 2020-21, the principal global producers of wheat will be the EU, Russia, Ukraine, China, India, the United States, Australia, and Canada. The U.S. generates approximately 6% of the global production, with approximately 52% of that being exported. For 2020-21, based on the July 10, 2020 USDA report, global consumption of 752 MMT is estimated to be slightly lower than production of 769 MMT. If the global supply of wheat exceeds global demand, this may have an adverse impact on the price of wheat. The USDA publishes weekly, monthly, quarterly, and annual updates for U.S. domestic and worldwide wheat production and consumption. These reports are available on the USDA’s website, www.usda.gov, at no charge.

There are several types of wheat grown in the U.S., which are classified in terms of color, hardness, and growing season. CBOT Wheat Futures Contracts call for delivery of #2 soft red winter wheat, which is generally grown in the eastern third of the United States, but other types and grades of wheat may also be delivered (Grade #1 soft red winter wheat, Hard Red Winter, Dark Northern Spring and Northern Spring wheat may be delivered at 3 cents premium per bushel over the contract price and #2 soft red winter wheat, Hard Red Winter, Dark Northern Spring and Northern Spring wheat may be delivered at the contract price.) Winter wheat is planted in the fall and is harvested in the late spring or early summer of the following year, while spring wheat is planted in the spring and harvested in late summer or fall of the same year. Standard Wheat Futures Contracts trade on the CBOT in units of 5,000 bushels. There are five months each year in which CBOT Wheat Futures Contracts expire: March, May, July, September, and December.

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

On July 10, 2020, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2020-21. The exhibit below provides a summary of historical and current information for United States wheat production.

	U.S. Wheat Supply/Demand Balance
	Marketing Year June - May
	Million Bushels										July 10 Est.	19-20 to	July 10 Est.	20-21 to
											USDA	18-19	USDA	19-20
Crop Year	09-10	10-11	11-12	12-13	13-14	14-15	15-16	16-17	17-18	18-19	19-20	% Change	20-21	% Change
Planted Acres	59.2	53.6	54.4	55.3	56.2	56.8	55.0	50.1	46.1	47.8	45.2	-5%	44.3	-2%
Harvested Acres	49.9	47.6	45.7	48.8	45.3	46.4	47.3	43.8	37.6	39.6	37.2	-6%	36.7	-1%
Difference	9.3	6.0	8.7	6.5	10.9	10.4	7.7	6.3	8.5	8.2	8.0	-2%	7.6	-5%
Yield	44.5	46.3	43.7	46.2	47.1	43.7	43.6	52.7	46.4	47.6	51.7	9%	49.7	-4%

Beginning Stocks	657	976	862	743	718	590	752	976	1,181	1,099	1,080	-2%	1,044	-3%
Production	2,218	2,207	1,999	2,252	2,135	2,026	2,062	2,309	1,741	1,885	1,920	2%	1,824	-5%
Imports	119	97	112	123	173	151	113	118	158	135	105	-22%	140	33%
Total Supply	2,993	3,279	2,974	3,118	3,026	2,768	2,927	3,402	3,080	3,119	3,105	0%	3,007	-3%

Food	919	926	941	951	955	958	957	949	964	955	962	1%	964	0%
Seed	69	71	76	73	77	79	67	61	63	59	60	2%	61	2%
Feed and residual	150	132	164	364	228	114	149	160	47	88	74	-16%	90	22%
Exports	879	1,289	1,050	1,012	1,176	864	778	1,051	906	937	965	3%	950	-2%
Total Usage	2,018	2,417	2,231	2,400	2,436	2,015	1,951	2,222	1,981	2,039	2,061	1%	2,065	0%

Ending Stocks (Inventory)	976	862	743	718	590	752	976	1,181	1,099	1,080	1,044	-3%	942	-10%

Stocks/Use Ratio	48.4%	35.7%	33.3%	29.7%	24.2%	37.3%	50.0%	53.2%	55.5%	53.0%	50.7%	-4%	45.6%	-10%
farm Price ($/bushel)	$4.87	$5.70	$7.24	$7.77	$6.87	$5.99	$4.89	$3.89	$4.72	$5.16	$4.58		$4.60

Calculations:
Demand per day (incld expt)¹	5.5	6.6	6.1	6.6	6.7	5.5	5.3	6.1	5.4	5.6	5.6	1%	5.7	0%
Carry-out days supply	176.5	130.2	121.6	108.6	88.4	136.2	182.6	194.0	202.5	193.3	184.9	-4%	166.5	-10%

¹ in millions of bushels per day

Calculating the Net Asset Value

The NAV of each Fund is calculated by:

•	taking the current market value of its total assets, and
•	subtracting any liabilities.

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

The value of over the counter Commodity Interests will be determined based on the value of the commodity or Futures Contract underlying such Commodity Interest, except that a fair value may be determined if the Sponsor believes that a Fund is subject to significant credit risk relating to the counterparty to such Commodity Interest. For purposes of financial statements and reports, the Sponsor will recalculate the NAV of a specific Fund where necessary to reflect the “fair value” of a Futures Contract when the Futures Contract of such Fund closes at its price fluctuation limit for the day. Treasury Securities held by the Fund are valued by the Administrator using values received from recognized third party vendors (such as Reuters) and dealer quotes. The NAV includes any unrealized profit or loss on open Commodity Interests and any other credit or debit accruing to each Fund but unpaid or not received by the Fund.

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

The indicative fund value is disseminated on a per Share basis every 15 seconds during regular NYSE Arca trading hours of 9:30 a.m., (EST) to 4:00 p.m., (EST). The CBOT and the ICE are generally open for trading only during specified hours which vary by exchange and may be adjusted by the exchange. However, the futures markets on these exchanges do not currently operate twenty-four hours per day. In addition, there may be some trading hours which may be limited to electronic trading only. This means that there is a gap in time at the beginning and the end of each day during which the Fund’s Shares are traded on the NYSE Arca, when, for example, real-time CBOT trading prices for Corn Futures Contracts traded on such Exchange are not available. As a result, during those gaps there will be no update to the indicative fund values. The most current trading hours for each exchange may be found on the website of that exchange as listed above.

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

131

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

In determining fair value, the Trust uses various valuation approaches. In accordance with GAAP, a fair value hierarchy for inputs is used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Trust. Unobservable inputs reflect the Trust’s assumptions about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The fair value hierarchy is categorized into three levels: a) Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Trust has the ability to access. Valuation adjustments and block discounts are not applied to Level 1 - securities and financial instruments. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities and financial instruments does not entail a significant degree of judgment, b) Level 2 - Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly, and c) Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement. See the notes within the financial statements for further information.

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

132

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

With the exception of the nine legacy agricultural contracts, the CFTC’s position limits would apply only in the spot month. These limits would generally be set at 25 percent of the deliverable supply but may be higher or lower for certain contracts. With respect to the non-legacy contracts, the rule would require the relevant exchange on which the contracts are traded to adopt either position limits or position accountability levels.

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

Off Balance Sheet Financing

As of June 30, 2020, neither the Trust nor any of the Funds has any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Funds. While the exposure of each Fund under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial positions of each Fund.

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

During the period from January 1, 2020 through June 30, 2020 the average daily change in the NAV of each Fund was within plus/minus 10 percent of the average daily change in the Benchmark of each Fund, as stated in the applicable prospectus for each Fund.

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

The tables below present a quantitative analysis of hypothetical impact of price decreases and increases in each of the commodity futures contracts held by each of the Funds, or the Underlying Funds in the case of TAGS, on the actual holdings and NAV per share as of June 30, 2020. For purposes of this analysis, all futures contracts held by the Funds and the Underlying Funds are assumed to change by the same percentage. In addition, the cash held by the Funds and any management fees paid to the Sponsor are assumed to remain constant and not impact the NAV per share. There may be very slight and immaterial differences, due to rounding, in the tables presented below.

CORN:

	June 30, 2020 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of June 30, 2020	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Corn Futures SEP20	1,812	$3.4150	$30,939,900	$27,845,910	$26,298,915	$24,751,920	$34,033,890	$35,580,885	$37,127,880
CBOT Corn Futures DEC20	1,513	$3.5050	$26,515,325	$23,863,793	$22,538,026	$21,212,260	$29,166,858	$30,492,624	$31,818,390
CBOT Corn Futures DEC21	1,658	$3.7300	$30,921,700	$27,829,530	$26,283,445	$24,737,360	$34,013,870	$35,559,955	$37,106,040
Total CBOT Corn Futures			$88,376,925	$79,539,233	$75,120,386	$70,701,540	$97,214,618	$101,633,464	$106,052,310

Shares outstanding			7,125,004	7,125,004	7,125,004	7,125,004	7,125,004	7,125,004	7,125,004

Net Asset Value per Share attributable directly to CBOT Corn Futures			$12.40	$11.16	$10.54	$9.92	$13.64	$14.26	$14.88
Total Net Asset Value per Share as reported			$12.40
Change in the Net Asset Value per Share				$(1.24)	$(1.86)	$(2.48)	$1.24	$1.86	$2.48

Percent Change in the Net Asset Value per Share				-10.00%	-15.00%	-20.00%	10.00%	15.00%	20.00%

SOYB:

	June 30, 2020 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of June 30, 2020	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Soybean Futures NOV20	448	$8.8225	$19,762,400	$17,786,160	$16,798,040	$15,809,920	$21,738,640	$22,726,760	$23,714,880
CBOT Soybean Futures JAN21	383	$8.8475	$16,942,963	$15,248,666	$14,401,518	$13,554,370	$18,637,259	$19,484,407	$20,331,555
CBOT Soybean Futures NOV21	449	$8.7225	$19,582,012	$17,623,811	$16,644,711	$15,665,610	$21,540,214	$22,519,314	$23,498,415
Total CBOT Soybean Futures			$56,287,375	$50,658,637	$47,844,269	$45,029,900	$61,916,113	$64,730,481	$67,544,850

Shares outstanding			4,025,004	4,025,004	4,025,004	4,025,004	4,025,004	4,025,004	4,025,004

Net Asset Value per Share attributable directly to CBOT Soybean Futures			$13.98	$12.59	$11.89	$11.19	$15.38	$16.08	$16.78
Total Net Asset Value per Share as reported			$13.98
Change in the Net Asset Value per Share				$(1.40)	$(2.10)	$(2.80)	$1.40	$2.10	$2.80

Percent Change in the Net Asset Value per Share				-10.00%	-15.00%	-20.00%	10.00%	15.00%	20.00%

CANE:

	June 30, 2020 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of June 30, 2020	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
ICE #11 Sugar Futures MAR21	222	$0.1256	$3,122,918	$2,810,626	$2,654,480	$2,498,334	$3,435,210	$3,591,356	$3,747,502
ICE #11 Sugar Futures MAY21	194	$0.1227	$2,666,026	$2,399,423	$2,266,122	$2,132,821	$2,932,629	$3,065,930	$3,199,231
ICE #11 Sugar Futures MAR22	227	$0.1215	$3,089,016	$2,780,114	$2,625,664	$2,471,213	$3,397,918	$3,552,368	$3,706,819
Total ICE #11 Sugar Futures			$8,877,960	$7,990,163	$7,546,266	$7,102,368	$9,765,757	$10,209,654	$10,653,552

Shares outstanding			1,550,004	1,550,004	1,550,004	1,550,004	1,550,004	1,550,004	1,550,004

Net Asset Value per Share attributable directly to ICE #11 Sugar Futures			$5.73	$5.15	$4.87	$4.58	$6.30	$6.59	$6.87
Total Net Asset Value per Share as reported			$5.72
Change in the Net Asset Value per Share				$(0.57)	$(0.86)	$(1.15)	$0.57	$0.86	$1.15

Percent Change in the Net Asset Value per Share				-10.01%	-15.01%	-20.01%	10.01%	15.01%	20.01%

WEAT:

	June 30, 2020 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of June 30, 2020	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Wheat Futures SEP20	655	$4.9175	$16,104,812	$14,494,330	$13,689,090	$12,883,849	$17,715,293	$18,520,533	$19,325,774
CBOT Wheat Futures DEC20	553	$4.9900	$13,797,350	$12,417,615	$11,727,748	$11,037,880	$15,177,085	$15,866,953	$16,556,820
CBOT Wheat Futures DEC21	605	$5.3125	$16,070,313	$14,463,281	$13,659,766	$12,856,250	$17,677,344	$18,480,859	$19,284,375
Total CBOT Wheat Futures			$45,972,475	$41,375,226	$39,076,604	$36,777,979	$50,569,722	$52,868,345	$55,166,969

Shares outstanding			9,125,004	9,125,004	9,125,004	9,125,004	9,125,004	9,125,004	9,125,004

Net Asset Value per Share attributable directly to CBOT Wheat Futures			$5.04	$4.53	$4.28	$4.03	$5.54	$5.79	$6.05
Total Net Asset Value per Share as reported			$5.04
Change in the Net Asset Value per Share				$(0.50)	$(0.76)	$(1.01)	$0.50	$0.76	$1.01

Percent Change in the Net Asset Value per Share				-10.00%	-14.99%	-19.99%	10.00%	14.99%	19.99%

TAGS:

	June 30, 2020 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of June 30, 2020	Number of Shares Held	Closing NAV	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value
Teucrium Corn Fund	21,008	$12.4041	$260,585	$234,527	$221,497	$208,468	$286,644	$299,673	$312,702
Teucrium Soybean Fund	18,681	$13.9841	$261,237	$235,113	$222,051	$208,990	$287,361	$300,423	$313,484
Teucrium Sugar Fund	45,924	$5.7247	$262,901	$236,611	$223,466	$210,321	$289,191	$302,336	$315,481
Teucrium Wheat Fund	51,737	$5.0352	$260,506	$234,455	$221,430	$208,405	$286,557	$299,582	$312,607
Total value of shares of the Underlying Funds			$1,045,229	$940,706	$888,444	$836,184	$1,149,753	$1,202,014	$1,254,274

Shares outstanding			62,502	62,502	62,502	62,502	62,502	62,502	62,502

Net Asset Value per Share attributable directly to shares of the Underlying Funds			$16.72	$15.05	$14.21	$13.38	$18.40	$19.23	$20.07
Total Net Asset Value per Share as reported			$16.77
Change in the Net Asset Value per Share				$(1.67)	$(2.51)	$(3.34)	$1.67	$2.51	$3.34

Percent Change in the Net Asset Value per Share				-9.97%	-14.96%	-19.95%	9.97%	14.96%	19.95%

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

Item 1A. Risk Factors

As previously disclosed in the Trust's Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2020 the Sponsor has enhanced specific risk disclosure to address the recent pandemic spread of the novel coronavirus known as COVID-19. Other than this update, there are no other material changes to those previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed on March 11, 2020.

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

An investment in a Fund faces numerous risks from its shares being traded in the secondary market, any of which may lead to a Fund’s shares trading at a premium or discount to NAV. Although each Fund’s shares are listed for trading on the NYSE Arca, there can be no assurance that an active trading market for such shares will develop or be maintained. Trading in a Fund’s shares may be halted due to market conditions or for reasons that, in the view of the NYSE Arca, make trading in shares inadvisable. There can be no assurance that the requirements of the NYSE Arca necessary to maintain the listing of the Funds will continue to be met or will remain unchanged or that the shares will trade with any volume, or at all. The NAV of a Fund’s shares will generally fluctuate with changes in the market value of the Fund’s portfolio holdings. The market prices of shares will generally fluctuate in accordance with changes in the Fund’s NAV and supply and demand of shares on the NYSE Arca. It cannot be predicted whether a Fund’s shares will trade below, at or above their NAV. Investors buying or selling Fund shares in the secondary market will pay brokerage commissions or other charges imposed by brokers as determined by that broker. Brokerage commissions are often a fixed amount and may be a significant proportional cost for investors seeking to buy or sell relatively small amounts of shares.

Neither the Trust, nor any of the Funds, is an investment company subject to the Investment Company Act of 1940. Accordingly, you do not have the protections afforded by that statute, which, for example, requires investment companies to have a board of directors with a majority of disinterested directors and regulates the relationship between the investment company and its investment manager.

The arrangements between clearing brokers and counterparties on the one hand, and the Funds on the other, generally are terminable by the clearing brokers or counterparty upon notice to the Funds. In addition, the agreements between the Funds and their third party service providers, such as the Distributor and the Custodian, are generally terminable at specified intervals. Upon termination, the Sponsor may be required to renegotiate or make other arrangements for obtaining similar services if the Funds intend to continue to operate. Comparable services from another party may not be available or may not be available on the terms as favorable as those of the expired or terminated arrangements.

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

The Sponsor was formed for the purpose of managing the Trust, each Teucrium Fund, and any other series of the Trust that may be formed in the future and has been provided with capital primarily by its principals and a small number of outside investors. If the Sponsor operates at a loss for an extended period, its capital will be depleted, and it may be unable to obtain additional financing necessary to continue its operations. If the Sponsor were unable to continue to provide services to the Funds, the Funds would be terminated if a replacement sponsor could not be found. Any expenses related to the operation of the Funds would need to be paid by the Funds at the time of termination.

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

The design of each Fund’s Benchmark is such that the Benchmark Component Futures Contracts change throughout the year, and a Fund’s investments must be rolled periodically to reflect the changing composition of the Benchmark. For example, when the second to expire Commodity Futures Contract becomes the first to expire contract, such contract will no longer be a Benchmark Component Futures Contract and the Fund’s position in it will no longer be consistent with tracking the Benchmark. In the event of a commodity futures market where near to expire contracts trade at a higher price than longer to expire contracts, a situation referred to as “backwardation,” then absent the impact of the overall movement in the specific commodity prices of the Funds, the value of the Benchmark Component Futures Contracts would tend to rise as they approach expiration. As a result, a Fund may benefit because it would be selling more expensive contracts and buying less expensive ones on an ongoing basis. Conversely, using corn as an example, in the event of a corn futures market where near to expire contracts trade at a lower price than longer to expire contracts, a situation referred to as “contango,” then absent the impact of the overall movement in corn prices the value of the Benchmark Component Futures Contracts would tend to decline as they approach expiration. As a result, the Fund’s total return may be lower than might otherwise be the case because it would be selling less expensive contracts and buying more expensive ones. The impact of backwardation and contango may lead the total return of a Fund to vary significantly from the total return of other price references, such as the spot price of the specific commodity. In the event of a prolonged period of contango, and absent the impact of rising or falling specific commodity prices, this could have a significant negative impact on a Fund’s NAV and total return.

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

As interests in separate series of a Delaware statutory trust, the Shares do not involve the rights normally associated with the ownership of shares of a corporation (including, for example, the right to bring shareholder oppression and derivative actions). In addition, the Shares have limited voting and distribution rights (for example, Shareholders do not have the right to elect directors, as the Trust does not have a board of directors, and generally will not receive regular distributions of the net income and capital gains earned by the Funds). The Funds are also not subject to certain investor protection provisions of the Sarbanes Oxley Act of 2002 and the NYSE Arca governance rules (for example, audit committee requirements).

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

A portion of a Fund’s assets may be used to trade over the counter Commodity Interests, such as forward contracts or swaps. Over the counter contracts are typically traded on a principal-to-principal cleared and non-cleared basis through dealer markets that are dominated by major money center and investment banks and other institutions and that prior to the passage of the Dodd-Frank Act had been essentially unregulated by the CFTC, although this is an area of pending, substantial regulatory change. The markets for over the counter contracts will continue to rely upon the integrity of market participants in lieu of the additional regulation imposed by the CFTC on participants in the futures markets. The forward markets have been largely unregulated, except for anti-manipulation and anti-fraud prohibitions, forward contracts have been executed bi-laterally and, in general historically, forward contracts were not cleared or guaranteed by a third party. On November 16, 2012, the Secretary of the Treasury issued a final determination that exempts both foreign exchange swaps and foreign exchange forwards from the definition of “swap” and, by extension, additional regulatory requirements (such as clearing and margin). The final determination does not extend to other FX derivatives, such as FX options, certain currency swaps, and non-deliverable forwards. While the Dodd-Frank Act and certain regulations adopted thereunder are intended to provide additional protections to participants in the over the counter market, the lack of regulation in these markets could expose the Funds in certain circumstances to significant losses in the event of trading abuses or financial failure by participants. While increased regulation of over the counter Commodity Interests is likely to result from changes that are required to be effectuated by the Dodd-Frank Act, there is no guarantee that such increased regulation will be effective to reduce these risks.

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

The CFTC’s implementation of its regulations under the Dodd-Frank Act may further affect a Fund’s ability to enter into foreign exchange contracts and to hedge its exposure to foreign exchange losses.

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

In addition, for taxable years beginning after December 31, 2017, the Funds may be liable for U.S. federal income tax on any “imputed underpayment” of tax resulting from an adjustment as a result of an IRS audit. The amount of the imputed underpayment generally includes increases in allocations of items of income or gains to any investor and decreases in allocations of items of deduction, loss, or credit to any investor without any offset for any corresponding reductions in allocations of items of income or gain to any investor or increases in allocations of items of deduction, loss, or credit to any investor. If the Funds are required to pay any U.S. federal income taxes on any imputed underpayment, the resulting tax liability would reduce the net assets of the Funds and would likely have an adverse impact on the value of the Shares. In such a case, the tax liability would in effect be borne by Shareholders that own shares at the time of such assessment, which may be different persons, or persons with different ownership percentages, then persons owning Shares for the tax year under audit. Under certain circumstances, the Funds may be eligible to make an election to cause Shareholders to consider the amount of any imputed underpayment, including any interest and penalties. The ability of a publicly traded partnership such as the Funds to make this election is uncertain. If the election is made, the Funds would be required to provide Shareholders who owned beneficial interests in the Shares in the year to which the adjusted allocations relate with a statement setting forth their proportionate shares of the adjustment (“Adjusted K-1s”). The investors would be required to take the adjustment into account in the taxable year in which the Adjusted K-1s are issued. For an additional discussion please see “U.S. Federal Income Tax Considerations - Other Tax Matters.”

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

Seasonal fluctuations in the price of wheat may cause risk to an investor because of the possibility that Share prices will be depressed because of the wheat harvest cycle. In the United States, the market for winter wheat, the type of wheat upon which CBOT Wheat Futures Contracts are based, is generally at its lowest point, and wheat prices are generally lowest, shortly before and during the harvest (in the spring or early summer), due to the high supply of wheat in the market. Conversely, winter wheat prices are generally highest in the fall or early winter when the wheat harvested that year has largely been sold and used. In the futures market, these seasonal fluctuations are typically reflected in contracts expiring in the relevant season (e.g., contracts expiring during the harvest season are typically priced lower than contracts expiring in the fall and early winter). Thus, seasonal fluctuations could result in an investor incurring losses upon the sale of Fund Shares, particularly if the investor needs to sell Shares when the Benchmark Component Futures Contracts are in whole or part, Wheat Futures Contracts expiring in the spring.

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

From June 9, 2010 (the commencement of operations) through June 30, 2020, 23,350,000 Shares of the Fund were sold at an aggregate offering price of $594,378,565. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund from June 9, 2010 (the commencement of operations) through June 30, 2020 in an amount equal to $996,903, resulting in net offering proceeds of $593,381,661. The offering proceeds were invested in corn futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Teucrium Soybean Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-167590	10,000,000	June 13, 2011
2	333-196210	-	June 30, 2014
3	333-217247	-	May 1, 2017
4	333-223940	5,000,000	April 30, 2018

From September 19, 2011 (the commencement of the offering) through June 30, 2020, 7,825,000 Shares of the Fund were sold at an aggregate offering price of $135,010,989. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through June 30, 2020 in an amount equal to $156,052, resulting in net offering proceeds of $134,854,937. The offering proceeds were invested in soybean futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Teucrium Sugar Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-167585	10,000,000	June 13, 2011
2	333-196211	-	June 30, 2014
3	333-217248	-	May 1, 2017
4	333-223941	5,000,000	April 30, 2018

From September 19, 2011 (the commencement of the offering) through June 30, 2020, 5,775,000 Shares of the Fund were sold at an aggregate offering price of $53,218,396. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through June 30, 2020 in an amount equal to $78,092, resulting in net offering proceeds of $53,140,303. The offering proceeds were invested in sugar futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Teucrium Wheat Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-167591	10,000,000	June 13, 2011
2	333-196209	-	June 30, 2014
3	333-212481	25,050,000	July 15, 2016
4	333-230623	30,000,000	April 29, 2019

From September 19, 2011 (the commencement of the offering) through June 30, 2020, 22,050,000 Shares of the Fund were sold at an aggregate offering price of $186,601,866. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through June 30, 2020 in an amount equal to $341,988, resulting in net offering proceeds of $186,259,878. The offering proceeds were invested in wheat futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Teucrium Agricultural Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-173691	5,000,000	February 10, 2012
2	333-201953	-	April 30, 2015
3	333-223943	-	April 30, 2018

From March 28, 2012 (the commencement of the offering) through June 30, 2020, 375,000 Shares of the Fund were sold at an aggregate offering price of $18,285,685. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through June 30, 2020 in an amount equal to $11,558, resulting in net offering proceeds of $18,274,127. The offering proceeds were invested in Shares of the Underlying Funds and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Issuer Purchases of CORN Shares:

Period	Total Number of Shares Purchased	Average Price Paidper Share
April 1 to April 30, 2020	50,000	$12.66
May 1 to May 31, 2020	175,000	$12.02
June 1 to June 30, 2020	400,000	$12.33
Total	625,000	$12.27

January 1 to June 30, 2020	1,425,000	$13.31

Issuer Purchases of CANE Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share
April 1 to April 30, 2020	100,000	$5.37
May 1 to May 31, 2020	-	$-
June 1 to June 30, 2020	25,000	$5.68
Total	125,000	$5.44

January 1 to June 30, 2020	700,000	$6.63

Issuer Purchases of WEAT Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share
April 1 to April 30, 2020	-	$-
May 1 to May 31, 2020	-	$-
June 1 to June 30, 2020	75,000	$4.99
Total	75,000	$4.99

January 1 to June 30, 2020	825,000	$5.50

Issuer Purchases of SOYB Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share
April 1 to April 30, 2020	-	$-
May 1 to May 31, 2020	-	$-
June 1 to June 30, 2020	-	$-
Total	-	$-

January 1 to June 30, 2020	275,000	$14.34

Issuer Purchases of TAGS Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share
April 1 to April 30, 2020	-	$-
May 1 to May 31, 2020	-	$-
June 1 to June 30, 2020	12,500	$16.78
Total	12,500	$16.78

January 1 to June 30, 2020	12,500	$16.78

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

Teucrium Commodity Trust (Registrant)

By:	Teucrium Trading, LLC
its Sponsor

By:	/s/ Cory Mullen-Rusin
Name:	Cory Mullen-Rusin
Chief Financial Officer

Date:	August 7, 2020

Teucrium Commodity Trust (Registrant)

By:	Teucrium Trading, LLC
its Sponsor

By:	/s/ Sal Gilbertie
Name:	Sal Gilbertie
Chief Executive Officer

Date:	August 7, 2020

