Form 10-Q
period 2020-09-30
Teucrium Commodity Trust
filed 2020-11-09
CIK 1471824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2020.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34765

Teucrium Commodity Trust
(Exact name of registrant as specified in its charter)

Delaware	27-0724963
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Total Number of Outstanding Shares as of November 6, 2020
Teucrium Corn Fund	9,800,004
Teucrium Sugar Fund	1,825,004
Teucrium Soybean Fund	5,700,004
Teucrium Wheat Fund	12,025,004
Teucrium Agricultural Fund	75,002

TEUCRIUM COMMODITY TRUST

2

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Cash and cash equivalents	$342,685,034	$166,081,885
Interest receivable	18,378	250
Other assets	19,737	9,719
Equity in trading accounts:
Commodity futures contracts	21,428,866	7,712,856
Due from broker	4,132,247	4,252
Total equity in trading accounts	25,561,113	7,717,108
Total assets	$368,284,262	$173,808,962

Liabilities
Management fee payable to Sponsor	254,246	141,898
Payable for purchases of commercial paper	9,999,526	-
Other liabilities	231,855	38,767
Capital shares payable	657,390	-
Equity in trading accounts:
Commodity futures contracts	-	581,574
Due to broker	752,176	5,140,126
Total equity in trading accounts	752,176	5,721,700
Total liabilities	11,895,193	5,902,365

Net Assets	$356,389,069	$167,906,597

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED SCHEDULE OF INVESTMENTS

September 30, 2020

(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X (cost $79,082,287)	$79,082,287	22.19%	79,082,287
Blackrock Liquidity FedFund - Institutional Class (cost $8,794,842)	8,794,842	2.47	8,794,842
Total money market funds (cost $87,877,129)	$87,877,129	24.66%

			Principal Amount
Commercial Paper
Cigna Corporation 0.15% (cost: $19,998,735 due: 10/01/2020)	$20,000,000	5.61%	20,000,000
Enable Midstream Partners, LP 0.28% (cost: $9,993,469 due: 12/14/2020)	9,994,247	2.80	10,000,000
Enable Midstream Partners, LP 0.34% (cost: $9,992,161 due: 12/15/2020)	9,992,916	2.80	10,000,000
Energy Transfer Operating, L.P. 0.32% (cost: $9,998,223 due: 10/13/2020)	9,998,933	2.81	10,000,000
Energy Transfer Operating, L.P. 0.34% (cost: $9,999,525 due: 10/06/2020)	9,999,525	2.81	10,000,000
General Motors Financial Company, Inc. 0.27% (cost: $5,319,329 due: 10/05/2020)	5,319,842	1.49	5,320,000
General Motors Financial Company, Inc. 0.30% (cost: $4,998,542 due: 10/06/2020)	4,999,792	1.40	5,000,000
General Motors Financial Company, Inc. 0.21% (cost: $3,999,486 due: 10/22/2020)	3,999,510	1.12	4,000,000
General Motors Financial Company, Inc. 0.26% (cost: $4,998,916 due: 10/23/2020)	4,999,206	1.40	5,000,000
Glencore Funding LLC 0.36% (cost: $7,494,525 due: 10/08/2020)	7,499,475	2.10	7,500,000
Glencore Funding LLC 0.30% (cost: $4,997,542 due: 10/08/2020)	4,999,708	1.40	5,000,000
Glencore Funding LLC 0.20% (cost: $7,498,458 due: 10/30/2020)	7,498,791	2.10	7,500,000
Humana Inc. 0.14% (cost: $9,996,653 due: 12/23/2020)	9,996,771	2.81	10,000,000
Hyundai Capital America, Inc. 0.30% (cost: $7,495,500 due: 10/16/2020)	7,499,063	2.10	7,500,000
Hyundai Capital America, Inc. 0.15% (cost: $12,495,312 due: 12/01/2020)	12,496,823	3.51	12,500,000
Jabil Inc. 0.45% (cost: $6,994,138 due: 11/16/2020)	6,995,975	1.96	7,000,000
Jabil Inc. 0.47% (cost: $4,996,018 due: 11/16/2020)	4,996,998	1.40	5,000,000
Jabil Inc. 0.47% (cost: $7,993,213 due: 11/25/2020)	7,994,256	2.24	8,000,000
WGL Holdings, Inc. 0.18% (cost: $9,748,912 due: 10/13/2020)	9,749,406	2.74	9,750,000
Total Commercial Paper (cost: $159,008,657)	$159,031,237	44.60%
Total Cash Equivalents	$246,908,366	69.26%

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States corn futures contracts
CBOT corn futures MAR21 (2,760 contracts)	$4,313,255	1.21%	$53,578,500
CBOT corn futures MAY21 (2,333 contracts)	1,662,864	0.47	45,901,775
CBOT corn futures DEC21 (2,726 contracts)	2,752,470	0.77	53,361,450

United States soybean futures contracts
CBOT soybean futures JAN21 (875 contacts)	4,270,950	1.20	44,942,188
CBOT soybean futures MAR21 (756 contracts)	1,327,385	0.37	38,593,800
CBOT soybean futures NOV21 (933 contracts)	2,625,764	0.74	45,087,225

United States sugar futures contracts
ICE sugar futures MAY21 (270 contracts)	171,948	0.05	3,997,728
ICE sugar futures JUL21 (238 contracts)	15,583	0.00	3,438,624
ICE sugar futures MAR22 (276 contracts)	177,242	0.05	4,009,286

United States wheat futures contracts
CBOT wheat futures MAR21 (766 contracts)	1,614,291	0.45	22,357,625
CBOT wheat futures MAY21 (652 contracts)	762,978	0.21	19,111,750
CBOT wheat futures DEC21 (742 contracts)	1,734,136	0.49	22,111,600
Total commodity futures contracts	$21,428,866	6.01%	$356,491,551

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Exchange-traded funds*			Shares
Teucrium Corn Fund	$290,014	0.08%	22,058
Teucrium Soybean Fund	288,447	0.08	18,181
Teucrium Sugar Fund	286,480	0.08	46,924
Teucrium Wheat Fund	285,997	0.08	50,037
Total exchange-traded funds (cost $1,364,454)	$1,150,938	0.32%

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

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$5,135,178	$(3,640,771)	$(4,142,159)	$(15,961,816)
Net change in unrealized appreciation/(depreciation) on commodity futures contracts	25,250,892	(8,566,065)	14,297,584	4,034,630
Interest income	189,590	1,140,175	1,178,703	3,227,990
Total income (loss)	30,575,660	(11,066,661)	11,334,128	(8,699,196)

Expenses
Management fees	629,881	463,045	1,370,646	1,242,392
Professional fees	203,202	241,424	961,686	876,660
Distribution and marketing fees	768,315	708,227	2,047,260	2,005,420
Custodian fees and expenses	114,154	102,650	298,189	276,070
Business permits and licenses fees	73,705	25,330	182,649	79,636
General and administrative expenses	57,443	68,651	233,715	214,077
Brokerage commissions	-	-	-	41,273
Other expenses	2,734	8,503	2,759	24,064
Total expenses	1,849,434	1,617,830	5,096,904	4,759,592

Expenses waived by the Sponsor	(401,702)	(51,196)	(818,719)	(283,839)

Total expenses, net	1,447,732	1,566,634	4,278,185	4,475,753

Net income (loss)	$29,127,928	$(12,633,295)	$7,055,943	$(13,174,949)

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2020	September 30, 2019
Operations
Net income (loss)	$7,055,943	$(13,174,949)
Capital transactions
Issuance of Shares	279,799,802	67,257,986
Redemption of Shares	(98,585,169)	(24,847,563)
Net change in the cost of the Underlying Funds	211,896	3,329
Total capital transactions	181,426,529	42,413,752

Net change in net assets	188,482,472	29,238,803

Net assets, beginning of period	167,906,597	150,251,160

Net assets, end of period	$356,389,069	$179,489,963

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2020	September 30, 2019
Cash flows from operating activities:
Net income (loss)	$7,055,943	$(13,174,949)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net change in unrealized appreciation on commodity futures contracts	(14,297,584)	(4,034,630)
Changes in operating assets and liabilities:
Due from broker	(4,127,995)	4,514,061
Interest receivable	(18,128)	(462)
Other assets	(10,018)	(62,438)
Due to broker	(4,387,950)	-
Management fee payable to Sponsor	112,348	7,988
Payable for purchases of commercial paper	9,999,526	(14,951,548)
Capital shares payable	657,390	-
Other liabilities	193,088	60,170
Net cash used in operating activities	(4,823,380)	(27,641,808)

Cash flows from financing activities:
Proceeds from sale of Shares	279,799,802	67,257,986
Redemption of Shares	(98,585,169)	(24,847,563)
Net change in cost of the Underlying Funds	211,896	3,329
Net cash provided by financing activities	181,426,529	42,413,752

Net change in cash and cash equivalents	176,603,149	14,771,944
Cash and cash equivalents beginning of period	166,081,885	159,250,322
Cash and cash equivalents end of period	$342,685,034	$174,022,266

The accompanying notes are an integral part of these financial statements.

NOTES TO COMBINED FINANCIAL STATEMENTS

September 30, 2020

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

On June 7, 2010, the initial Form S-1 for CORN was declared effective by the U.S. Securities and Exchange Commission (“SEC”). On June 8, 2010, four Creation Baskets for CORN were issued representing 200,000 shares and $5,000,000. CORN began trading on the New York Stock Exchange (“NYSE”) Arca on June 9, 2010. The current registration statement for CORN was declared effective by the SEC on October 2, 2020. The registration statement for CORN registered an additional 20,000,000 shares.

On June 13, 2011, the initial Forms S-1 for CANE, SOYB, and WEAT were declared effective by the SEC. On September 16, 2011, two Creation Baskets were issued for each Fund, representing 100,000 shares and $2,500,000, for CANE, SOYB, and WEAT. On September 19, 2011, CANE, SOYB, and WEAT started trading on the NYSE Arca. The current registration statements for CANE was declared effective by the SEC on October 2, 2020. This registration statement for CANE registered an additional 15,000,000 shares. The current registration statements for SOYB was declared effective by the SEC on August 24, 2020. This registration statement for SOYB registered an additional 15,000,000 shares. The current registration statement for WEAT was declared effective on April 29, 2019. This registration statement for WEAT registered an additional 30,000,000 shares.

On February 10, 2012, the Form S-1 for TAGS was declared effective by the SEC. On March 27, 2012, six Creation Baskets for TAGS were issued representing 300,000 shares and $15,000,000. TAGS began trading on the NYSE Arca on March 28, 2012. The current registration statement for TAGS was declared effective by the SEC on April 30, 2018.

The Sponsor is a member of the National Futures Association (the “NFA”) and became a commodity pool operator (“CPO”) registered with the Commodity Futures Trading Commission (the “CFTC”) effective November 10, 2009. The Sponsor registered as a Commodity Trading Advisor (“CTA”) with the CFTC effective September 8, 2017.

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year ending December 31, 2020.

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

Note 2 - Principal Contracts and Agreements

The Sponsor employs U.S. Bank N.A. as the Custodian for the Funds. The principal business address for U.S. Bank N.A is 1555 North Rivercenter Drive, Suite 302, Milwaukee, Wisconsin 53212. U.S. Bank N.A. is a Wisconsin state-chartered bank subject to regulation by the Board of Governors of the Federal Reserve System and the Wisconsin State Banking Department. The principal address for U.S. Bancorp Fund Services, LLC doing business as U.S. Bank Global Fund Services (“Global Fund Services”) is 615 E. Michigan Street, Milwaukee, WI 53202. In addition, effective on the Conversion Date, Global Fund Services, a wholly owned subsidiary of U.S. Bank, commenced serving as administrator for each Fund, performing certain administrative and accounting services and preparing certain SEC reports on behalf of the Funds, and also became the registrar and transfer agent for each Fund’s Shares. For such services, U.S. Bank and Global Fund Services will receive an asset-based fee, subject to a minimum annual fee.

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

The Sponsor employs Foreside Fund Services, LLC (“Foreside” or the “Distributor”) as the Distributor for the Funds. The Distribution Services Agreement among the Distributor and the Sponsor calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under Financial Industry Regulatory Authority (“FINRA”) rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. These services are recorded in distribution and marketing fees on the combined statements of operations. A summary of these expenses is included below. Pursuant to a Consulting Services Agreement, Foreside Consulting Services, LLC, performs certain consulting support services for the Trust’s Sponsor. Additionally, Foreside Distributors, LLC performs certain distribution consulting services pursuant to a Distribution Consulting Agreement with the Trust’s Sponsor.

ED&F Man Capital Markets, Inc. (“ED&F Man”) serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. ED&F Man is registered as an FCM with the U.S. CFTC and is a member of the NFA. ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA. ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar and Wheat Futures Contracts ED&F Man is paid $9.00 per round turn. Prior to August 21, 2019, these expenses were recorded in brokerage commissions on the combined statements of operations. Beginning on August 21, 2019, these expenses were recognized on a per-trade basis. The half-turn is recognized as an unrealized loss on the combined statements of operations for contracts that have been purchased since the change in recognition, and a full turn is recognized as a realized loss on the combined statements of operations when a contract is sold. A summary of these expenses as they were included prior to the change is included below. A complete breakdown of brokerage commissions is presented in Note 3.

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

	Three months ended September 30, 2020	Three months ended September 30, 2019	Nine months ended September 30, 2020	Nine months ended September 30, 2019
Amount Recognized for Custody Services	$114,155	$102,650	$298,189	$276,070
Amount of Custody Services Waived	$18,742	$2,296	$34,084	$21,863

Amount Recognized for Distribution Services	$38,382	$39,330	$117,804	$112,738
Amount of Distribution Services Waived	$15,640	$1,996	$18,115	$5,895

Amount Recognized for Brokerage Commissions	$-	$-	$-	$41,273
Amount of Brokerage Commissions Waived	$-	$-	$-	$-

Amount Recognized for Wilmington Trust	$-	$3,300	$-	$3,300
Amount of Wilmington Trust Waived	$-	$243	$-	$243

Amount Recognized for TCP	$22,500	$-	$67,500	$-
Amount of TCP Waived	$6,977	$-	$8,754	$-

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

Brokerage Commissions

Beginning on August 21, 2019, the Sponsor began recognizing the expense for brokerage commissions for futures contract trades on a per-trade basis. Prior to the change, brokerage commissions on all open commodity futures contracts were accrued on the trade date and on a full-turn basis. The below table shows the amounts included on the combined statements of operations as unrealized losses attributed to brokerage commissions as of September 30, 2020 and 2019.

	CORN	SOYB	CANE	WEAT	TAGS	TRUST
	September 30, 2020	September 30, 2020	September 30, 2020	September 30, 2020	September 30, 2020	September 30, 2020
Unrealized Loss Attributed to Brokerage Commissions	$35,186	$11,538	$3,528	$9,720	$-	$73,014
Total Brokerage Commissions paid including unrealized loss	$113,925	$25,211	$13,554	$29,059	$1	$299,011

	CORN	SOYB	CANE	WEAT	TAGS	TRUST
	September 30, 2019	September 30, 2019	September 30, 2019	September 30, 2019	September 30, 2019	September 30, 2019
Unrealized Loss Attributed to Brokerage Commissions	$7,443	$950	$1,355	$3,294	$-	$13,042
Total Brokerage Commissions paid including unrealized loss	$64,228	$10,035	$11,816	$33,915	$-	$119,994

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

The Funds are required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Funds file income tax returns in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2017 to 2019, the Funds remain subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Funds recording a tax liability that reduces net assets. Based on their analysis, the Funds have determined that they have not incurred any liability for unrecognized tax benefits as of September 30, 2020 and for the years ended December 31, 2019, 2018, and 2017. However, the Funds’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Funds recognize interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three and nine months ended September 30, 2020 and 2019.

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

	September 30, 2020	December 31, 2019
Money Market Funds	$87,877,129	$3,060
Demand Deposit Savings Accounts	95,776,668	89,552,523
Commercial Paper	159,031,237	69,915,031
Treasury Bills	-	6,611,271
Total cash and cash equivalents as presented on the combined Statement of Assets and Liabilities	$342,685,034	$166,081,885

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

	Three months ended September 30, 2020	Three months ended September 30, 2019	Nine months ended September 30, 2020	Nine months ended September 30, 2019
Recognized Related Party Transactions	$478,615	$438,631	$1,550,852	$1,556,231
Waived Related Party Transactions	$253,990	$36,859	$438,897	$113,416

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

	CORN	SOYB	CANE	WEAT	TAGS	TRUST
Three months ended September 30, 2020	$190,244	$159,329	$32,961	$16,384	$2,784	$401,702
Three months ended September 30, 2019	$10,000	$-	$37,193	$-	$4,003	$51,196
Nine months ended September 30, 2020	$385,819	$236,376	$146,853	$16,384	$33,287	$818,719
Nine months ended September 30, 2019	$15,639	$96,303	$136,629	$2,500	$32,768	$283,839

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

On September 30, 2020 and December 31, 2019, in the opinion of the Trust, the reported value at the close of the market for each commodity contract fairly reflected the value of the futures and no alternative valuations were required. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Funds consider the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

For the quarter ending June 30, 2020, the DEC21 Wheat Futures Contracts traded on the CBOT did not, in the opinion of the Trust and WEAT, trade in an actively traded futures market as defined in the policy of the Trust and WEAT for the entire period during which they were held. Accordingly, the Trust and WEAT classified these as a Level 2 asset. The DEC21 Wheat Contracts were, in the opinion of the Trust and WEAT, fairly valued at settlement on June 30, 2020. The value of these contracts was $533,160, these transferred back to a Level 1 asset for the quarter ending September 30, 2020 as shown in Note 4.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-02: “Financial Instruments Credit Losses (Topic 326) and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842). The amendment updates and adds language to ASU 2016-02. The amendments were adopted for the quarter ended March 31, 2020; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Funds.

The FASB issued ASU 2020-01: Investments Equity Securities (Topic 321), Investments Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The amendments clarify the treatment of transactions that require a company to apply or discontinue the equity method of accounting. The amendments were adopted early for the quarter ended March 31, 2020; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Funds.

The FASB issued 2019-07: “Codification Updates to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 3310532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates.” The amendments improve, update, and simplify the SEC’s regulations on financial reporting and disclosure. The amendments were adopted for the quarter ended September 30, 2019; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Funds.

The FASB issued ASU 2019-04: “Codification Improvements to Topic 326, Financial Instruments Credit Losses, Topic 815, Derivatives and hedging, and Topic 825, Financial Instruments.” The amendments clarify and improve areas of guidance related to the recently issued standards on credit losses, hedging, and recognition and measurement, specifically relating to ASU 201712. The amendments were early adopted for the quarter ended June 30, 2019; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Funds.

The FASB issued ASU 2019-01: “Leases (Topic 842): Codification Improvements. These amendments align the guidance for fair value of underlying assets by lessors that are not manufacturers or dealers in Topic 842 with that of existing guidance. The amendments were adopted for the quarter ended September 30, 2020; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Funds.

The FASB issued ASU 2018-13: “Fair Value Measurement (Topic 820): Disclosure Framework Changes to the Disclosure Requirements for Fair Value Measurement. These amendments modify public and private company fair value disclosure requirements. While some disclosures were removed or modified, others were added. The guidance is a result of the FASB’s test of the principals developed to improve the effectiveness of disclosures in the notes to the financial statements. The amendments were adopted for the quarter ended March 31, 2020; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Funds.

The FASB issued ASU 2017-13, “Revenue Recognition (Topic 605), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments”. The amendment amends the early adoption date option for certain companies related to adoption of ASU No. 2014-09 and ASU No. 2016-02. The SEC staff stated the SEC would not object to a public business entity that otherwise would not meet the definition of a public business entity except for a requirement to include or the inclusion of its financial statements or financial information in another entity’s filing with the SEC adopting ASC Topic 842 for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The amendments were adopted for the quarter ended September 30, 2020; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Funds.

The FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”. These amendments refine and expand hedge accounting for both financial (e.g., interest rate) and commodity risks. Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. It also makes certain targeted improvements to simplify the application of hedge accounting guidance. The amendments were adopted for the quarter ended March 31, 2019; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Funds.

The FASB issued ASU 2016-02, “Leases (Topic 842).” The amendments in this update increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments were adopted for the quarter ended March 31, 2019; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Funds.

Note 4 - Fair Value Measurements

The Trust’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Trust’s significant accounting policies in Note 3. The following table presents information about the Trust’s assets and liabilities measured at fair value as of September 30, 2020 and December 31, 2019:

September 30, 2020

Assets:	Level 1	Level 2	Level 3	Balance as of September 30, 2020
Cash Equivalents	$246,908,366	$-	$-	$246,908,366
Commodity Futures Contracts
Corn futures contracts	8,728,589	-	-	$8,728,589
Soybean futures contracts	8,224,099	-	-	$8,224,099
Sugar futures contracts	364,773	-	-	$364,773
Wheat futures contracts	4,111,405	-	-	$4,111,405
Total	$268,337,232	$-	$-	$268,337,232

December 31, 2019

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2019
Cash Equivalents	$76,529,362	$-	$-	$76,529,362
Commodity Futures Contracts
Corn futures contracts	1,365,055	-	-	$1,365,055
Soybean futures contracts	931,896	-	-	$931,896
Sugar futures contracts	347,429	-	-	$347,429
Wheat futures contracts	5,068,476	-	-	$5,068,476
Total	$84,242,218	$-	$-	$84,242,218

Liabilities	Level 1	Level 2	Level 3	Balance as of December 31, 2019
Commodity Futures Contracts
Corn futures contracts	$581,574	$-	$-	$581,574

For the period ending September 30, 2020 and year ended December 31, 2019, the Funds did not have any significant transfers between any levels of the fair value hierarchy, except for the DEC 21 CBOT Wheat contracts held by WEAT, which were reflected as a Level 2 investment for the period ended June 30, 2020 due to the quarterly average daily volume for the contract, and which were transferred back to a Level 1 asset for the quarter ending September 30, 2020.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 - Derivative Instruments and Hedging Activities

In the normal course of business, the Funds utilize derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Funds’ derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Funds are also subject to additional counter-party risk due to inability of its counterparties to meet the terms of their contracts. For the three and nine months ended September 30, 2020 and year ended December 31, 2019, the Funds invested only in commodity futures contracts specifically related to each Fund.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of September 30, 2020 and December 31, 2019.

Offsetting of Financial Assets and Derivative Assets as of September 30, 2020

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Corn futures contracts	$8,728,589	$-	$8,728,589	$-	$-	$8,728,589
Soybeans futures contracts	$8,224,099	$-	$8,224,099	$-	$752,176	$7,471,923
Sugar futures contracts	$364,773	$-	$364,773	$-	$-	$364,773
Wheat futures contracts	$4,111,405	$-	$4,111,405	$-	$-	$4,111,405

Offsetting of Financial Assets and Derivative Assets as of December 31, 2019

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Corn futures contracts	$1,365,055	$-	$1,365,055	$581,574	$-	$783,481
Soybeans futures contracts	$931,896	$-	$931,896	$-	$643,808	$288,088
Sugar futures contracts	$347,429	$-	$347,429	$-	$237,908	$109,521
Wheat futures contracts	$5,068,476	$-	$5,068,476	$-	$4,258,410	$810,066

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2019

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity Price
Corn futures contracts	$581,574	$-	$581,574	$581,574	$-	$-

The following is a summary of realized and unrealized gains (losses) of the derivative instruments utilized by the Trust:

Three months ended September 30, 2020

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$400,170	$10,737,739
Soybean futures contracts	$2,919,491	$8,101,755
Sugar futures contracts	$184,149	$484,253
Wheat futures contracts	$1,631,368	$5,927,145
Total commodity futures contracts	$5,135,178	$25,250,892

Three months ended September 30, 2019

	Realized (Loss) Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(2,067,780)	$(4,814,068)
Soybean futures contracts	$133,912	$(626,737)
Sugar futures contracts	$(153,090)	$(389,491)
Wheat futures contracts	$(1,553,813)	$(2,735,769)
Total commodity futures contracts	$(3,640,771)	$(8,566,065)

Nine months ended September 30, 2020

	Realized (Loss) Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation (Depreciation) on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(6,379,024)	$7,945,108
Soybean futures contracts	$1,201,373	$7,292,203
Sugar futures contracts	$(763,390)	$17,344
Wheat futures contracts	$1,798,882	$(957,071)
Total commodity futures contracts	$(4,142,159)	$14,297,584

Nine months ended September 30, 2019

	Realized (Loss) Gain on Commodity Futures Contracts	Net Change in Unrealized (Depreciation) Appreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(5,160,830)	$(397,531)
Soybean futures contracts	$(1,019,501)	$615,338
Sugar futures contracts	$139,578	$(598,583)
Wheat futures contracts	$(9,921,063)	$4,415,406
Total commodity futures contracts	$(15,961,816)	$4,034,630

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for the futures contracts held was $277.2 million and $179.5 million for the three months ended September 30, 2020 and 2019 and $193.5 million and $161.8 million for the nine months ended September 30, 2020 and 2019.

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

Note 7 - Detail of the net assets and shares outstanding of the Funds that are a series of the Trust

The following are the net assets and shares outstanding of each Fund that is a series of the Trust and, thus, in total, comprise the combined net assets of the Trust:

September 30, 2020

	Outstanding Shares	Net Assets
Teucrium Corn Fund	11,625,004	$152,842,949
Teucrium Soybean Fund	8,100,004	128,509,361
Teucrium Sugar Fund	1,875,004	11,447,240
Teucrium Wheat Fund	11,125,004	63,587,353
Teucrium Agricultural Fund:
Net assets including the investment in the Underlying Funds	65,502	1,153,104
Less: Investment in the Underlying Funds		(1,150,938)
Net for the Fund in the combined net assets of the Trust		2,166
Total		$356,389,069

December 31, 2019

	Outstanding Shares	Net Assets
Teucrium Corn Fund	5,075,004	$75,220,190
Teucrium Soybean Fund	1,775,004	28,135,131
Teucrium Sugar Fund	1,750,004	12,313,180
Teucrium Wheat Fund	8,950,004	52,236,196
Teucrium Agricultural Fund:
Net assets including the investment in the Underlying Funds	75,002	1,478,780
Less: Investment in the Underlying Funds		(1,476,880)
Net for the Fund in the combined net assets of the Trust		1,900
Total		$167,906,597

The detailed information for the subscriptions and redemptions, and other financial information for each Fund that is a series of the Trust are included in the accompanying financial statements of each Fund.

Note 8 - Subsequent Events

Management has evaluated the financial statements for the quarter-ended September 30, 2020 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Trust and Funds other than those noted below:

Trust:

The impact of COVID-19 is evolving rapidly, and such events can be highly disruptive to economies and markets. The impact of COVID-19 to the Trust and the Funds is described in more detail in Part 2 of this 10-Q.

CORN:

Nothing to report.

SOYB:

The total net assets for the fund decreased by $32,577,435, or 25%, for the period September 30, 2020 through November 6, 2020. This was driven by a 30% decrease in the shares outstanding and partially offset by a 6% increase in the net asset value per share.

CANE:

Nothing to report.

WEAT:

Nothing to report.

TAGS:

The total net assets for the fund increased by $295,916, or 26%, for the period September 30, 2020 through November 6, 2020. This was driven by a 20% increase in the shares outstanding and by a 5% increase in the net asset value per share.

TEUCRIUM CORN FUND

STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Cash and cash equivalents	$147,245,827	$74,521,123
Interest receivable	7,534	106
Other assets	10,422	-
Equity in trading accounts:
Commodity futures contracts	8,728,589	1,365,055
Due from broker	2,725,688	4,252
Total equity in trading accounts	11,454,277	1,369,307
Total assets	$158,718,060	$75,890,536

Liabilities
Management fee payable to Sponsor	106,069	65,233
Payable for purchases of commercial paper	4,999,763	-
Other liabilities	111,889	23,539
Capital shares payable	657,390	-
Equity in trading accounts:
Commodity futures contracts	-	581,574
Total liabilities	5,875,111	670,346

Net assets	$152,842,949	$75,220,190

Shares outstanding	11,625,004	5,075,004

Shares Authorized	8,225,000	10,125,000

Net asset value per share	$13.15	$14.82

Market value per share	$13.11	$14.80

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

SCHEDULE OF INVESTMENTS

September 30, 2020
(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
First American Governemnt Obligations Fund - Class X (cost $34,562,215)	$34,562,215	22.61%	34,562,215
Blackrock Liquidity FedFund - Institutional Class (cost $4,695,008)	4,695,008	3.07	4,695,008
Total money market funds (cost: $39,257,223)	$39,257,223	25.68%

Commercial Paper
Cigna Corporation 0.15% (cost: $9,999,367 due 10/01/2020)	$10,000,000	6.54%	10,000,000
Enable Midstream Partners, LP 0.28% (cost: $4,996,735 due 12/14/2020)	4,997,123	3.27	5,000,000
Enable Midstream Partners, LP 0.34% (cost: $2,498,040 due 12/15/2020)	2,498,229	1.63	2,500,000
Energy Transfer Operating, L.P. 0.32% (cost: $2,499,556 due 10/13/2020)	2,499,733	1.64	2,500,000
Energy Transfer Operating, L.P. 0.34% (cost: $4,999,763 due 10/06/2020)	4,999,763	3.27	5,000,000
General Motors Financial Company, Inc. 0.27% (cost: $5,319,329 due 10/05/2020)	5,319,842	3.48	5,320,000
General Motors Financial Company, Inc. 0.26% (cost: $2,499,458 due 10/23/2020)	2,499,603	1.63	2,500,000
Glencore Funding LLC 0.36% (cost: $4,996,350 due 10/08/2020)	4,999,650	3.27	5,000,000
Glencore Funding LLC 0.30% (cost: $2,498,771 due 10/08/2020)	2,499,854	1.64	2,500,000
Glencore Funding LLC 0.20% (cost: $2,499,486 due 10/30/2020)	2,499,597	1.64	2,500,000
Humana Inc. 0.14% (cost: $4,998,326 due 12/23/2020)	4,998,385	3.27	5,000,000
Hyundai Capital America, Inc. 0.15% (cost: $4,998,125 due 12/01/2020)	4,998,729	3.27	5,000,000
Jabil Inc. 0.45% (cost: $4,995,813 due 11/16/2020)	4,997,125	3.27	5,000,000
Jabil Inc. 0.47% (cost: $2,498,009 due 11/16/2020)	2,498,499	1.63	2,500,000
Jabil Inc. 0.47% (cost: $4,995,758 due 11/25/2020)	4,996,410	3.27	5,000,000
WGL Holdings, Inc. 0.18% (cost: $2,499,721 due 10/13/2020)	2,499,848	1.64	2,500,000
Total Commercial Paper (cost: $67,792,607)	$67,802,390	44.36%
Total Cash Equivalents	$107,059,613	70.04%

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States corn futures contracts
CBOT corn futures MAR21 (2,760 contracts)	$4,313,255	2.82%	$53,578,500
CBOT corn futures MAY21 (2,333 contracts)	1,662,864	1.09	45,901,775
CBOT corn futures DEC21 (2,726 contracts)	2,752,470	1.80	53,361,450
Total commodity futures contracts	$8,728,589	5.71%	$152,841,725

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

TEUCRIUM CORN FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$400,170	$(2,067,780)	$(6,379,024)	$(5,160,830)
Net change in unrealized appreciation/(depreciation) on commodity futures contracts	10,737,739	(4,814,068)	7,945,108	(397,531)
Interest income	82,500	576,767	526,097	1,430,347
Total income (loss)	11,220,409	(6,305,081)	2,092,181	(4,128,014)

Expenses
Management fees	273,445	234,321	592,009	551,158
Professional fees	81,710	101,641	421,378	345,097
Distribution and marketing fees	388,178	379,590	1,008,276	863,852
Custodian fees and expenses	50,213	54,380	142,069	116,346
Business permits and licenses fees	29,583	4,687	62,552	13,826
General and administrative expenses	16,094	35,148	99,051	87,591
Brokerage commissions	-	-	-	18,768
Other expenses	2,734	4,687	2,734	11,023
Total expenses	841,957	814,454	2,328,069	2,007,661

Expenses waived by the Sponsor	(190,244)	(10,000)	(385,819)	(15,639)

Total expenses, net	651,713	804,454	1,942,250	1,992,022

Net income (loss)	$10,568,696	$(7,109,535)	$149,931	$(6,120,036)

Net income (loss) per share	$0.75	$(1.18)	$(1.67)	$(0.89)
Net income (loss) per weighted average share	$1.20	$(1.19)	$0.02	$(1.31)
Weighted average shares outstanding	8,795,384	5,986,961	6,183,033	4,665,389

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2020	September 30, 2019
Operations
Net income (loss)	$149,931	$(6,120,036)
Capital transactions
Issuance of Shares	144,765,321	43,738,918
Redemption of Shares	(67,292,493)	(3,034,375)
Total capital transactions	77,472,828	40,704,543
Net change in net assets	77,622,759	34,584,507

Net assets, beginning of period	$75,220,190	$56,379,057

Net assets, end of period	$152,842,949	$90,963,564

Net asset value per share at beginning of period	$14.82	$16.11

Net asset value per share at end of period	$13.15	$15.22

Creation of Shares	11,900,000	2,675,000
Redemption of Shares	5,350,000	200,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2020	September 30, 2019
Cash flows from operating activities:
Net income (loss)	$149,931	$(6,120,036)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net change in unrealized (appreciation)/depreciation on commodity futures contracts	(7,945,108)	397,531
Changes in operating assets and liabilities:
Due from broker	(2,721,436)	(1,059,553)
Interest receivable	(7,428)	(268)
Other assets	(10,422)	31
Management fee payable to Sponsor	40,836	20,599
Payable for purchases of commercial paper	4,999,763	(4,981,957)
Capital shares payable	657,390	-
Other liabilities	88,350	34,593
Net cash used in operating activities	(4,748,124)	(11,709,060)

Cash flows from financing activities:
Proceeds from sale of Shares	144,765,321	43,738,918
Redemption of Shares	(67,292,493)	(3,034,375)
Net cash provided by financing activities	77,472,828	40,704,543

Net change in cash and cash equivalents	72,724,704	28,995,483
Cash and cash equivalents, beginning of period	74,521,123	58,910,133
Cash and cash equivalents, end of period	$147,245,827	$87,905,616

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

September 30, 2020

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

On June 7, 2010, the initial Form S-1 for CORN was declared effective by the U.S. Securities and Exchange Commission (“SEC”). On June 8, 2010, four Creation Baskets for CORN were issued representing 200,000 shares and $5,000,000. CORN began trading on the New York Stock Exchange (“NYSE”) Arca on June 9, 2010. The current registration statement for CORN was declared effective by the SEC on October 2, 2020. The registration statement for CORN registered an additional 20,000,000 shares.

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year ending December 31, 2020.

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

Note 2 - Principal Contracts and Agreements

The Sponsor employs U.S. Bank N.A. as the Custodian for the Funds. The principal business address for U.S. Bank N.A is 1555 North Rivercenter Drive, Suite 302, Milwaukee, Wisconsin 53212. U.S. Bank N.A. is a Wisconsin state-chartered bank subject to regulation by the Board of Governors of the Federal Reserve System and the Wisconsin State Banking Department. The principal address for U.S. Bancorp Fund Services, LLC doing business as U.S. Bank Global Fund Services (“Global Fund Services”) is 615 E. Michigan Street, Milwaukee, WI 53202. In addition, effective on the Conversion Date, Global Fund Services, a wholly owned subsidiary of U.S. Bank, commenced serving as administrator for each Fund, performing certain administrative and accounting services and preparing certain SEC reports on behalf of the Funds, and also became the registrar and transfer agent for each Fund’s Shares. For such services, U.S. Bank and Global Fund Services will receive an asset-based fee, subject to a minimum annual fee.

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

The Sponsor employs Foreside Fund Services, LLC (“Foreside” or the “Distributor”) as the Distributor for the Funds. The Distribution Services Agreement among the Distributor and the Sponsor calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under Financial Industry Regulatory Authority (“FINRA”) rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. These services are recorded in distribution and marketing fees on the statements of operations. A summary of these expenses is included below. Pursuant to a Consulting Services Agreement, Foreside Consulting Services, LLC, performs certain consulting support services for the Trust’s Sponsor. Additionally, Foreside Distributors, LLC performs certain distribution consulting services pursuant to a Distribution Consulting Agreement with the Trust’s Sponsor.

ED&F Man Capital Markets, Inc. (“ED&F Man”) serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. ED&F Man is registered as an FCM with the U.S. CFTC and is a member of the NFA. ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA. ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar and Wheat Futures Contracts ED&F Man is paid $9.00 per round turn. Prior to August 21, 2019, these expenses were recorded in brokerage commissions on the statements of operations. Beginning on August 21, 2019, these expenses were recognized on a per-trade basis. The half-turn is recognized as an unrealized loss on the statements of operations for contracts that have been purchased since the change in recognition, and a full turn is recognized as a realized loss on the statements of operations when a contract is sold. A summary of these expenses as they were included prior to the change is included below. A complete breakdown of brokerage commissions is presented in Note 3.

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

	Three months ended September 30, 2020	Three months ended September 30, 2019	Nine months ended September 30, 2020	Nine months ended September 30, 2019
Amount Recognized for Custody Services	$50,213	$54,380	$142,069	$116,346
Amount of Custody Services Waived	$14,262	$-	$24,262	$-

Amount Recognized for Distribution Services	$18,062	$19,590	$57,732	$46,891
Amount of Distribution Services Waived	$1,490	$-	$1,490	$-

Amount Recognized for Brokerage Commissions	$-	$-	$-	$18,768
Amount of Brokerage Commissions Waived	$-	$-	$-	$-

Amount Recognized for Wilmington Trust	$-	$1,688	$-	$1,688
Amount of Wilmington Trust Waived	$-	$-	$-	$-

Amount Recognized for TCP	$10,912	$-	$33,671	$-
Amount of TCP Waived	$-	$-	$-	$-

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

Brokerage Commissions

Beginning on August 21, 2019, the Sponsor began recognizing the expense for brokerage commissions for futures contract trades on a per-trade basis. Prior to the change, brokerage commissions on all open commodity futures contracts were accrued on the trade date and on a full-turn basis. The below table shows the amounts included on the statements of operations as unrealized losses attributed to brokerage commissions as of September 30, 2020 and 2019.

	CORN
	September 30, 2020	September 30, 2019
Unrealized Loss Attributed to Brokerage Commissions	$35,186	$7,443
Total Brokerage Commissions paid including unrealized loss	$113,925	$64,228

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2017 to 2019, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2020 and for the years ended December 31, 2019, 2018, and 2017. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three and nine months ended September 30, 2020 and 2019.

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

As outlined in the most recent Form S-1 filing, 50,000 shares represent two Redemption Baskets for the Fund and a minimum level of shares. If the Fund experienced redemptions that caused the number of Shares outstanding to decrease to the minimum level of Shares required to be outstanding, until the minimum number of Shares is again exceeded through the purchase of a new Creation Basket, there can be no more redemptions by an Authorized Purchaser.

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

	September 30, 2020	December 31, 2019
Money Market Funds	$39,257,223	$102
Demand Deposit Savings Accounts	40,186,214	36,303,603
Commercial Paper	67,802,390	34,953,236
Treasury Bills	-	3,264,182
Total cash and cash equivalents as presented on the Statement of Assets and Liabilities	$147,245,827	$74,521,123

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

1.00

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

	Three months ended September 30, 2020	Three months ended September 30, 2019	Nine months ended September 30, 2020	Nine months ended September 30, 2019
Recognized Related Party Transactions	$220,939	$220,563	$755,875	$635,975
Waived Related Party Transactions	$132,094	$10,000	$259,201	$14,500

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

CORN
Three months ended September 30, 2020	$190,244
Three months ended September 30, 2019	$10,000
Nine months ended September 30, 2020	$385,819
Nine months ended September 30, 2019	$15,639

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

On September 30, 2020 and December 31, 2019, in the opinion of the Trust and the Fund, the reported value of the Corn Futures Contracts traded on the CBOT fairly reflected the value of the Corn Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

For the three months ended September 30, 2020 and for the year ended December 31, 2019, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-02: “Financial Instruments Credit Losses (Topic 326) and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842). The amendment updates and adds language to ASU 2016-02. The amendments were adopted for the quarter ended March 31, 2020; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2020-01: Investments Equity Securities (Topic 321), Investments Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The amendments clarify the treatment of transactions that require a company to apply or discontinue the equity method of accounting. The amendments were adopted early for the quarter ended March 31, 2020; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued 2019-07: “Codification Updates to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 3310532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates.” The amendments improve, update, and simplify the SEC’s regulations on financial reporting and disclosure. The amendments were adopted for the quarter ended September 30, 2019; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2019-04: “Codification Improvements to Topic 326, Financial Instruments Credit Losses, Topic 815, Derivatives and hedging, and Topic 825, Financial Instruments.” The amendments clarify and improve areas of guidance related to the recently issued standards on credit losses, hedging, and recognition and measurement, specifically relating to ASU 201712. The amendments were early adopted for the quarter ended June 30, 2019; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2019-01: “Leases (Topic 842): Codification Improvements. These amendments align the guidance for fair value of underlying assets by lessors that are not manufacturers or dealers in Topic 842 with that of existing guidance.

The amendments were adopted for the quarter ended September 30, 2020; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2018-13: “Fair Value Measurement (Topic 820): Disclosure Framework Changes to the Disclosure Requirements for Fair Value Measurement. These amendments modify public and private company fair value disclosure requirements. While some disclosures were removed or modified, others were added. The guidance is a result of the FASB’s test of the principals developed to improve the effectiveness of disclosures in the notes to the financial statements. The amendments were adopted for the quarter ended March 31, 2020; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2017-13, “Revenue Recognition (Topic 605), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments”. The amendment amends the early adoption date option for certain companies related to adoption of ASU No. 2014-09 and ASU No. 2016-02. The SEC staff stated the SEC would not object to a public business entity that otherwise would not meet the definition of a public business entity except for a requirement to include or the inclusion of its financial statements or financial information in another entity’s filing with the SEC adopting ASC Topic 842 for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The amendments were adopted for the quarter ended September 30, 2020; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”. These amendments refine and expand hedge accounting for both financial (e.g., interest rate) and commodity risks. Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. It also makes certain targeted improvements to simplify the application of hedge accounting guidance. The amendments were adopted for the quarter ended March 31, 2019; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2016-02, “Leases (Topic 842).” The amendments in this update increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments were adopted for the quarter ended March 31, 2019; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

Note 4 - Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of September 30, 2020 and December 31, 2019:

September 30, 2020

Assets:	Level 1	Level 2	Level 3	Balance as of September 30, 2020
Cash Equivalents	$107,059,613	$-	$-	$107,059,613
Commodity Futures Contracts
Corn futures contracts	8,728,589	-	-	$8,728,589
Total	$115,788,202	$-	$-	$115,788,202

December 31, 2019

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2019
Cash Equivalents	$38,217,520	$-	$-	$38,217,520
Commodity Futures Contracts
Corn futures contracts	1,365,055	-	-	1,365,055
Total	$39,582,575	$-	$-	$39,582,575

Liabilities	Level 1	Level 2	Level 3	Balance as of December 31, 2019
Cash Equivalents
Commodity Futures Contracts
Corn futures contracts	$581,574	$-	$-	$581,574

For the period ending September 30, 2020 and year ended December 31, 2019, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 - Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For three and nine months ended September 30, 2020 and year ended December 31, 2019, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of September 30, 2020 and December 31, 2019.

Offsetting of Financial Assets and Derivative Assets as of September 30, 2020

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Corn futures contracts	$8,728,589	$-	$8,728,589	$-	$-	$8,728,589

Offsetting of Financial Assets and Derivative Assets as of December 31, 2019

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Corn futures contracts	$1,365,055	$-	$1,365,055	$581,574	$-	$783,481

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2019

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity Price
Corn futures contracts	$581,574	$-	$581,574	$581,574	$-	$-

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Three months ended September 30, 2020

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$400,170	$10,737,739

Three months ended September 30, 2019

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(2,067,780)	$(4,814,068)

Nine months ended September 30, 2020

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(6,379,024)	$7,945,108

Nine months ended September 30, 2019

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(5,160,830)	$(397,531)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for the futures contracts held was $117.8 million and $91.5 million, respectively, for the three months ended September 30, 2020 and 2019, and $83.3 million and $71.4 million for the nine months ended September 30, 2020 and 2019.

Note 6 - Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the three and nine months ended September 30, 2020 and 2019. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Per Share Operation Performance
Net asset value at beginning of period	$12.40	$16.40	$14.82	$16.11
Income from investment operations:
Investment income	0.01	0.10	0.08	0.31
Net realized and unrealized gain (loss) on commodity futures contracts	0.81	(1.15)	(1.44)	(0.77)
Total expenses, net	(0.07)	(0.13)	(0.31)	(0.43)
Net increase (decrease) in net asset value	0.75	(1.18)	(1.67)	(0.89)
Net asset value at end of period	$13.15	$15.22	$13.15	$15.22
Total Return	6.00%	(7.20)%	(11.29)%	(5.52)%
Ratios to Average Net Assets (Annualized)
Total expenses	3.08%	3.48%	3.93%	3.64%
Total expenses, net	2.38%	3.43%	3.28%	3.61%
Net investment loss	(2.08)%	(0.97)%	(2.39)%	(1.02)%

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

Note 8 - Subsequent Events

Management has evaluated the financial statements for the quarter-ended September 30, 2020 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than those noted below:

The impact of COVID-19 is evolving rapidly, and such events can be highly disruptive to economies and markets. The impact of COVID-19 to the Fund is described in more detail in Part 2 of this 10-Q.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Cash and cash equivalents	$126,155,451	$27,874,691
Interest receivable	5,925	42
Other assets	-	4,370
Equity in trading accounts:
Commodity futures contracts	8,224,099	931,896
Total assets	$134,385,475	$28,810,999

Liabilities
Management fee payable to Sponsor	87,375	23,139
Payable for purchase of commercial paper	4,999,763	-
Other liabilities	36,800	8,921
Equity in trading accounts:
Due to broker	752,176	643,808
Total liabilities	5,876,114	675,868

Net assets	$128,509,361	$28,135,131

Shares outstanding	8,100,004	1,775,004

Shares authorized	17,100,000	9,700,000

Net asset value per share	$15.87	$15.85

Market value per share	$15.84	$15.83

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

SCHEDULE OF INVESTMENTS

September 30, 2020

(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
First American Funds - Government Obligations Fund - Class X (cost $30,783,400)	$30,783,400	23.95%	30,783,400
Blackrock Liquidity FedFund - Institutional Class (cost $3,455,866)	3,455,866	2.69	3,455,866
Total money market funds (cost: $34,239,266)	$34,239,266	26.64%

			Principal Amount
Commercial Paper
Cigna Corporation 0.15% (cost: $9,999,368 due 10/01/2020)	$10,000,000	7.78%	10,000,000
Enable Midstream Partners, LP 0.28% (cost: $2,498,367 due 12/14/2020)	2,498,562	1.94	2,500,000
Enable Midstream Partners, LP 0.34% (cost: $2,498,040 due 12/15/2020)	2,498,229	1.94	2,500,000
Energy Transfer Operating, L.P. 0.32% (cost: $2,499,556 due 10/13/2020)	2,499,733	1.95	2,500,000
Energy Transfer Operating, L.P. 0.34% (cost: $4,999,762 due 10/06/2020)	4,999,762	3.89	5,000,000
General Motors Financial Company, Inc. 0.30% (cost: $4,998,542 due 10/06/2020)	4,999,792	3.89	5,000,000
General Motors Financial Company, Inc. 0.26% (cost: $2,499,458 due 10/23/2020)	2,499,603	1.94	2,500,000
General Motors Financial Company, Inc. 0.21% (cost: $1,999,743 due 10/22/2020)	1,999,755	1.56	2,000,000
Glencore Funding LLC 0.30% (cost: $2,498,771 due 10/08/2020)	2,499,854	1.95	2,500,000
Humana Inc. 0.14% (cost: $4,998,327 due 12/23/2020)	4,998,386	3.89	5,000,000
Hyundai Capital America, Inc. 0.30% (cost: $4,997,000 due 10/16/2020)	4,999,375	3.89	5,000,000
Hyundai Capital America, Inc. 0.15% (cost: $4,998,125 due 12/01/2020)	4,998,729	3.89	5,000,000
Jabil Inc. 0.45% (cost: $1,998,325 due 11/16/2020)	1,998,850	1.56	2,000,000
Jabil Inc. 0.47% (cost: $2,498,009 due 11/16/2020)	2,498,499	1.94	2,500,000
WGL Holdings, Inc. 0.18% (cost: $5,249,414 due 10/13/2020)	5,249,680	4.09	5,250,000
Total Commercial Paper (cost: $59,230,807)	$59,238,809	46.10%
Total Cash Equivalents	$93,478,075	72.74%

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures JAN21 (875 contacts)	$4,270,950	3.33%	$44,942,188
CBOT soybean futures MAR21 (756 contracts)	1,327,385	1.03	$38,593,800
CBOT soybean futures NOV21 (933 contracts)	2,625,764	2.04	45,087,225
Total commodity futures contracts	$8,224,099	6.40%	$128,623,213

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

TEUCRIUM SOYBEAN FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$2,919,491	$133,912	$1,201,373	$(1,019,501)
Net change in unrealized appreciation/(depreciation) on commodity futures contracts	8,101,755	(626,737)	7,292,203	615,338
Interest income	50,232	187,124	210,650	539,377
Total income (loss)	11,071,478	(305,701)	8,704,226	135,214

Expenses
Management fees	190,671	76,080	326,182	208,085
Professional fees	88,308	40,322	248,156	142,734
Distribution and marketing fees	175,799	118,089	403,563	390,327
Custodian fees and expenses	36,796	16,738	67,262	58,607
Business permits and licenses fees	37,954	6,086	50,422	15,824
General and administrative expenses	24,006	12,934	54,769	40,375
Brokerage commissions	-	-	-	4,193
Other expenses	-	761	-	2,812
Total expenses	553,534	271,010	1,150,354	862,957

Expenses waived by the Sponsor	(159,329)	-	(236,376)	(96,303)

Total expenses, net	394,205	271,010	913,978	766,654

Net income (loss)	$10,677,273	$(576,711)	$7,790,248	$(631,440)

Net income (loss) per share	$1.88	$(0.21)	$0.02	$(0.69)
Net income (loss) per weighted average share	$2.09	$(0.29)	$2.60	$(0.35)
Weighted average shares outstanding	5,113,591	1,979,352	2,990,515	1,782,513

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2020	September 30, 2019
Operations
Net income (loss)	$7,790,248	$(631,440)
Capital transactions
Issuance of Shares	110,771,840	9,251,550
Redemption of Shares	(18,187,858)	(8,646,840)
Total capital transactions	92,583,982	604,710
Net change in net assets	100,374,230	(26,730)

Net assets, beginning of period	$28,135,131	$27,942,017

Net assets, end of period	$128,509,361	$27,915,287

Net asset value per share at beginning of period	$15.85	$16.20

Net asset value per share at end of period	$15.87	$15.51

Creation of Shares	7,600,000	625,000
Redemption of Shares	1,275,000	550,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2020	September 30, 2019
Cash flows from operating activities:
Net income (loss)	$7,790,248	$(631,440)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized appreciation on commodity futures contracts	(7,292,203)	(615,338)
Changes in operating assets and liabilities:
Due from broker	-	1,018,607
Interest receivable	(5,883)	(97)
Other assets	4,370	(28,658)
Payable for purchases of commercial paper	4,999,763	-
Due to broker	108,368	-
Management fee payable to Sponsor	64,236	(1,917)
Other liabilities	27,879	444
Net cash provided by (used in) operating activities	5,696,778	(258,399)

Cash flows from financing activities:
Proceeds from sale of Shares	110,771,840	9,251,550
Redemption of Shares	(18,187,858)	(8,646,840)
Net cash provided by financing activities	92,583,982	604,710

Net change in cash and cash equivalents	98,280,760	346,311
Cash and cash equivalents beginning of period	27,874,691	26,774,939
Cash and cash equivalents end of period	$126,155,451	$27,121,250

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

September 30, 2020

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

On June 13, 2011, the initial Form S-1 for SOYB was declared effective by the SEC. On September 16, 2011, two Creation Baskets were issued representing 100,000 shares and $2,500,000. On September 19, 2011, SOYB started trading on the NYSE Arca. The current registration statement for SOYB was declared effective by the SEC on August 24, 2020. The registration statement for SOYB registered an additional 15,000,000 shares.

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year ending December 31, 2020.

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

Note 2 - Principal Contracts and Agreements

The Sponsor employs U.S. Bank N.A. as the Custodian for the Funds. The principal business address for U.S. Bank N.A is 1555 North Rivercenter Drive, Suite 302, Milwaukee, Wisconsin 53212. U.S. Bank N.A. is a Wisconsin state-chartered bank subject to regulation by the Board of Governors of the Federal Reserve System and the Wisconsin State Banking Department. The principal address for U.S. Bancorp Fund Services, LLC doing business as U.S. Bank Global Fund Services (“Global Fund Services”) is 615 E. Michigan Street, Milwaukee, WI 53202. In addition, effective on the Conversion Date, Global Fund Services, a wholly owned subsidiary of U.S. Bank, commenced serving as administrator for each Fund, performing certain administrative and accounting services and preparing certain SEC reports on behalf of the Funds, and also became the registrar and transfer agent for each Fund’s Shares. For such services, U.S. Bank and Global Fund Services will receive an asset-based fee, subject to a minimum annual fee.

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

The Sponsor employs Foreside Fund Services, LLC (“Foreside” or the “Distributor”) as the Distributor for the Funds. The Distribution Services Agreement among the Distributor and the Sponsor calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under Financial Industry Regulatory Authority (“FINRA”) rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. These services are recorded in distribution and marketing fees on the statements of operations. A summary of these expenses is included below. Pursuant to a Consulting Services Agreement, Foreside Consulting Services, LLC, performs certain consulting support services for the Trust’s Sponsor. Additionally, Foreside Distributors, LLC performs certain distribution consulting services pursuant to a Distribution Consulting Agreement with the Trust’s Sponsor.

ED&F Man Capital Markets, Inc. (“ED&F Man”) serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. ED&F Man is registered as an FCM with the U.S. CFTC and is a member of the NFA. ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA. ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar and Wheat Futures Contracts ED&F Man is paid $9.00 per round turn. Prior to August 21, 2019, these expenses were recorded in brokerage commissions on the statements of operations. Beginning on August 21, 2019, these expenses were recognized on a per-trade basis. The half-turn is recognized as an unrealized loss on the statements of operations for contracts that have been purchased since the change in recognition, and a full turn is recognized as a realized loss on the statements of operations when a contract is sold. A summary of these expenses as they were included prior to the change is included below. A complete breakdown of brokerage commissions is presented in Note 3.

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

	Three months ended September 30, 2020	Three months ended September 30, 2019	Nine months ended September 30, 2020	Nine months ended September 30, 2019
Amount Recognized for Custody Services	$36,797	$16,738	$67,262	$58,607
Amount of Custody Services Waived	$667	$-	$667	$12,828

Amount Recognized for Distribution Services	$10,790	$6,748	$24,151	$22,418
Amount of Distribution Services Waived	$10,198	$-	$10,198	$-

Amount Recognized for Brokerage Commissions	$-	$-	$-	$4,193
Amount of Brokerage Commissions Waived	$-	$-	$-	$-

Amount Recognized for Wilmington Trust	$-	$533	$-	$533
Amount of Wilmington Trust Waived	$-	$-	$-	$-

Amount Recognized for TCP	$5,701	$-	$12,802	$-
Amount of TCP Waived	$5,701	$-	$5,701	$-

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

Brokerage Commissions

Beginning on August 21, 2019, the Sponsor began recognizing the expense for brokerage commissions for futures contract trades on a per-trade basis. Prior to the change, brokerage commissions on all open commodity futures contracts were accrued on the trade date and on a full-turn basis. The below table shows the amounts included on the statements of operations as unrealized losses attributed to brokerage commissions as of September 30, 2020 and 2019.

	SOYB
	September 30, 2020	September 30, 2019
Unrealized Loss Attributed to Brokerage Commissions	$11,538	$950
Total Brokerage Commissions paid including unrealized loss	$25,211	$10,035

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2017 to 2019, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2020 and for the years ended December 31, 2019, 2018, and 2017. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three and nine months ended September 30, 2020 and 2019.

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

As outlined in the most recent Form S-1 filing, 50,000 shares represent two Redemption Baskets for the Fund and a minimum level of shares. If the Fund experienced redemptions that caused the number of Shares outstanding to decrease to the minimum level of Shares required to be outstanding, until the minimum number of Shares is again exceeded through the purchase of a new Creation Basket, there can be no more redemptions by an Authorized Purchaser.

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

	September 30, 2020	December 31, 2019
Money Market Funds	$34,239,266	$103
Demand Deposit Savings Accounts	32,677,376	14,677,599
Commercial Paper	59,238,809	12,481,824
Treasury Bills	-	715,165
Total cash and cash equivalents as presented on the Statement of Assets and Liabilities	$126,155,451	$27,874,691

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

	Three months ended September 30, 2020	Three months ended September 30, 2019	Nine months ended September 30, 2020	Nine months ended September 30, 2019
Recognized Related Party Transactions	$136,556	$73,221	$323,385	$309,071
Waived Related Party Transactions	$90,565	$-	$122,612	$31,537

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

SOYB
Three months ended September 30, 2020	$159,329
Three months ended September 30, 2019	$-
Nine months ended September 30, 2020	$236,376
Nine months ended September 30, 2019	$96,303

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

On September 30, 2020 and December 31, 2019, in the opinion of the Trust and the Fund, the reported value of the Soybean Futures Contracts traded on the CBOT fairly reflected the value of the Soybean Futures Contracts held by the Fund, with no adjustments necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

For the three months and nine ended September 30, 2020 and for the year ended December 31, 2019, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-02: “Financial Instruments Credit Losses (Topic 326) and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842). The amendment updates and adds language to ASU 2016-02. The amendments were adopted for the quarter ended March 31, 2020; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2020-01: Investments Equity Securities (Topic 321), Investments Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The amendments clarify the treatment of transactions that require a company to apply or discontinue the equity method of accounting. The amendments were adopted early for the quarter ended March 31, 2020; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued 2019-07: “Codification Updates to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 3310532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates.” The amendments improve, update, and simplify the SEC’s regulations on financial reporting and disclosure. The amendments were adopted for the quarter ended September 30, 2019; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2019-04: “Codification Improvements to Topic 326, Financial Instruments Credit Losses, Topic 815, Derivatives and hedging, and Topic 825, Financial Instruments.” The amendments clarify and improve areas of guidance related to the recently issued standards on credit losses, hedging, and recognition and measurement, specifically relating to ASU 201712. The amendments were early adopted for the quarter ended June 30, 2019; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2019-01: “Leases (Topic 842): Codification Improvements. These amendments align the guidance for fair value of underlying assets by lessors that are not manufacturers or dealers in Topic 842 with that of existing guidance. The amendments were adopted for the quarter ended September 30, 2020; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2018-13: “Fair Value Measurement (Topic 820): Disclosure Framework Changes to the Disclosure Requirements for Fair Value Measurement. These amendments modify public and private company fair value disclosure requirements. While some disclosures were removed or modified, others were added. The guidance is a result of the FASB’s test of the principals developed to improve the effectiveness of disclosures in the notes to the financial statements. The amendments were adopted for the quarter ended March 31, 2020; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2017-13, “Revenue Recognition (Topic 605), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments”. The amendment amends the early adoption date option for certain companies related to adoption of ASU No. 2014-09 and ASU No. 2016-02. The SEC staff stated the SEC would not object to a public business entity that otherwise would not meet the definition of a public business entity except for a requirement to include or the inclusion of its financial statements or financial information in another entity’s filing with the SEC adopting ASC Topic 842 for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The amendments were adopted for the quarter ended September 30, 2020; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”. These amendments refine and expand hedge accounting for both financial (e.g., interest rate) and commodity risks. Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. It also makes certain targeted improvements to simplify the application of hedge accounting guidance. The amendments were adopted for the quarter ended March 31, 2019; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2016-02, “Leases (Topic 842).” The amendments in this update increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments were adopted for the quarter ended March 31, 2019; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

Note 4 - Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of September 30, 2020 and December 31, 2019:

September 30, 2020

Assets:	Level 1	Level 2	Level 3	Balance as of September 30, 2020
Cash Equivalents	$93,478,075	$-	$-	$93,478,075
Commodity Futures Contracts
Soybean futures contracts	8,224,099	-	-	$8,224,099
Total	$101,702,174	$-	$-	$101,702,174

December 31, 2019

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2019
Cash Equivalents	$13,197,092	$-	$-	$13,197,092
Commodity Futures Contracts
Soybean futures contracts	931,896	-	-	931,896
Total	$14,128,988	$-	$-	$14,128,988

For the period ended September 30, 2020 and year ended December 31, 2019, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 - Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the three and nine months ended September 30, 2020 and year ended December 31, 2019, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of September 30, 2020 and December 31, 2019.

Offsetting of Financial Assets and Derivative Assets as of September 30, 2020

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Soybean futures contracts	$8,224,099	$-	$8,224,099	$-	$752,176	$7,471,923

Offsetting of Financial Assets and Derivative Assets as of December 31, 2019

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Soybean futures contracts	$931,896	$-	$931,896	$-	$643,808	$288,088

The following is a summary of realized and unrealized gains and losses of the derivative instruments utilized by the Fund:

Three months ended September 30, 2020

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Soybean futures contracts	$2,919,491	$8,101,755

Three months ended September 30, 2019

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Soybean futures contracts	$133,912	$(626,737)

Nine months ended September 30, 2020

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Soybean futures contracts	$1,201,373	$7,292,203

Nine months ended September 30, 2019

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Soybeans futures contracts	$(1,019,501)	$615,338

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $89.2 million and $28.9 million, respectively for the three months ended September 30, 2020 and 2019, and $48.1 million and $26.6 million for the nine months ended September 30, 2020 and 2019.

Note 6 - Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the three and nine months ended September 30, 2020 and 2019. This information has been derived from information presented in the financial statements. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Per Share Operation Performance
Net asset value at beginning of period	$13.98	$15.72	$15.85	$16.20
Income from investment operations:
Investment income	0.01	0.10	0.07	0.30
Net realized and unrealized gain (loss) on commodity futures contracts	1.96	(0.17)	0.26	0.56)
Total expenses, net	(0.08)	(0.14)	(0.31)	(0.43)
Net increase (decrease) in net asset value	1.89	(0.21)	0.02	(0.69)
Net asset value at end of period	$15.87	$15.51	$15.87	$15.51
Total Return	13.45%	(1.34)%	0.09%	(4.26)%
Ratios to Average Net Assets (Annualized)
Total expenses	2.90%	3.56%	3.53%	4.15%
Total expenses, net	2.07%	3.56%	2.80%	3.68%
Net investment loss	(1.81)%	(1.10)%	(2.15)%	(1.09)%

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

Note 8 - Subsequent Events

Management has evaluated the financial statements for the quarter-ended September 30, 2020 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than those noted below:

The impact of COVID-19 is evolving rapidly, and such events can be highly disruptive to economies and markets. The impact of COVID-19 to the Fund is described in more detail in Part 2 of this 10-Q.

The total net assets for the fund decreased by $32,577,435, or 25%, for the period September 30, 2020 through November 6, 2020. This was driven by a 30% decrease in the shares outstanding and partially offset by a 6% increase in the net asset value per share.

TEUCRIUM SUGAR FUND

STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Cash and cash equivalents	$10,595,225	$12,215,795
Interest receivable	1,256	28
Other assets	9,143	1,140
Equity in trading accounts:
Commodity futures contracts	364,773	347,429
Due from broker	517,698	-
Total equity in trading accounts	882,471	347,429
Total assets	$11,488,095	$12,564,392

Liabilities
Management fee payable to Sponsor	10,786	10,609
Other liabilities	30,069	2,695
Equity in trading accounts:
Due to broker	-	237,908
Total liabilities	40,855	251,212

Net assets	$11,447,240	$12,313,180

Shares outstanding	1,875,004	1,750,004

Shares authorized	8,375,000	9,725,000

Net asset value per share	$6.11	$7.04

Market value per share	$6.09	$7.02

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

SCHEDULE OF INVESTMENTS

September 30, 2020

(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X (cost $2,885,338)	$2,885,338	25.20%	2,885,338
Blackrock Liquidity FedFund - Institutional Class (cost $16,704)	16,704	0.15	16,704
Total money market funds (cost: $2,902,042)	$2,902,042	25.35%

			Principal Amount
Commercial Paper
Glencore Funding LLC 0.20% (cost: $2,499,486 due 10/30/2020)	$2,499,597	21.84%	2,500,000
Total Cash Equivalents	$5,401,639	47.19%

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States sugar futures contracts
ICE sugar futures MAY21 (270 contracts)	$171,948	1.50%	$3,997,728
ICE sugar futures JUL21 (238 contracts)	15,583	0.14	3,438,624
ICE sugar futures MAR22 (276 contracts)	177,242	1.55	4,009,286
Total commodity futures contracts	$364,773	3.19%	$11,445,638

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

TEUCRIUM SUGAR FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$184,149	$(153,090)	$(763,390)	$139,578
Net change in unrealized appreciation/(depreciation) on commodity futures contracts	484,253	(389,491)	17,344	(598,583)
Interest income	5,633	55,606	63,740	188,495
Total income (loss)	674,035	(486,975)	(682,306)	(270,510)

Expenses
Management fees	28,558	23,368	73,687	74,964
Professional fees	10,999	17,095	99,591	94,239
Distribution and marketing fees	46,926	61,897	137,431	170,183
Custodian fees and expenses	7,156	6,639	19,555	22,365
Business permits and licenses fees	2,856	4,197	31,520	13,088
General and administrative expenses	5,618	4,364	19,743	24,663
Brokerage commissions	-	-	-	3,471
Other expenses	-	467	15	2,018
Total expenses	102,113	118,027	381,542	404,991

Expenses waived by the Sponsor	(32,961)	(37,193)	(146,853)	(136,629)

Total expenses, net	69,152	80,834	234,689	268,362

Net income (loss)	$604,883	$(567,809)	$(916,995)	$(538,872)

Net income (loss) per share	$0.39	$(0.45)	$(0.93)	$(0.42)
Net income (loss) per weighted average share	$0.32	$(0.41)	$(0.57)	$(0.38)
Weighted average shares outstanding	1,913,319	1,386,961	1,600,916	1,415,480

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2020	September 30, 2019
Operations
Net loss	$(916,995)	$(538,872)
Capital transactions
Issuance of Shares	7,856,851	3,306,553
Redemption of Shares	(7,805,796)	(3,407,400)
Total capital transactions	51,055	(100,847)
Net change in net assets	(865,940)	(639,719)

Net assets, beginning of period	$12,313,180	$10,778,739

Net assets, end of period	$11,447,240	$10,139,020

Net asset value per share at beginning of period	$7.04	$7.07

Net asset value per share at end of period	$6.11	$6.65

Creation of Shares	1,350,000	475,000
Redemption of Shares	1,225,000	475,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2020	September 30, 2019
Cash flows from operating activities:
Net loss	$(916,995)	$(538,872)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized (appreciation)/depreciation on commodity futures contracts	(17,344)	598,583
Changes in operating assets and liabilities:
Due from broker	(517,698)	(251,571)
Interest receivable	(1,228)	50
Other assets	(8,003)	(37,403)
Due to broker	(237,908)	-
Management fee payable to Sponsor	177	(2,317)
Other liabilities	27,374	(12,652)
Net cash used in operating activities	(1,671,625)	(244,182)

Cash flows from financing activities:
Proceeds from sale of Shares	7,856,851	3,306,553
Redemption of Shares	(7,805,796)	(3,407,400)
Net cash provided by (used in) financing activities	51,055	(100,847)

Net change in cash and cash equivalents	(1,620,570)	(345,029)
Cash and cash equivalents beginning of period	12,215,795	10,261,941
Cash and cash equivalents end of period	$10,595,225	$9,916,912

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

September 30, 2020

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

On June 13, 2011, the initial Form S-1 for CANE was declared effective by the SEC. On September 16, 2011, two Creation Baskets were issued representing 100,000 shares and $2,500,000. On September 19, 2011, CANE started trading on the NYSE Arca. The current registration statement for CANE was declared effective by the SEC on October 2, 2020. The registration statement for CANE registered an additional 15,000,000 shares.

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year ending December 31, 2020.

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

Note 2 - Principal Contracts and Agreements

The Sponsor employs U.S. Bank N.A. as the Custodian for the Funds. The principal business address for U.S. Bank N.A is 1555 North Rivercenter Drive, Suite 302, Milwaukee, Wisconsin 53212. U.S. Bank N.A. is a Wisconsin state-chartered bank subject to regulation by the Board of Governors of the Federal Reserve System and the Wisconsin State Banking Department. The principal address for U.S. Bancorp Fund Services, LLC doing business as U.S. Bank Global Fund Services (“Global Fund Services”) is 615 E. Michigan Street, Milwaukee, WI 53202. In addition, effective on the Conversion Date, Global Fund Services, a wholly owned subsidiary of U.S. Bank, commenced serving as administrator for each Fund, performing certain administrative and accounting services and preparing certain SEC reports on behalf of the Funds, and also became the registrar and transfer agent for each Fund’s Shares. For such services, U.S. Bank and Global Fund Services will receive an asset-based fee, subject to a minimum annual fee.

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

The Sponsor employs Foreside Fund Services, LLC (“Foreside” or the “Distributor”) as the Distributor for the Funds. The Distribution Services Agreement among the Distributor and the Sponsor calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under Financial Industry Regulatory Authority (“FINRA”) rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. These services are recorded in distribution and marketing fees on the statements of operations. A summary of these expenses is included below. Pursuant to a Consulting Services Agreement, Foreside Consulting Services, LLC, performs certain consulting support services for the Trust’s Sponsor. Additionally, Foreside Distributors, LLC performs certain distribution consulting services pursuant to a Distribution Consulting Agreement with the Trust’s Sponsor.

ED&F Man Capital Markets, Inc. (“ED&F Man”) serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. ED&F Man is registered as an FCM with the U.S. CFTC and is a member of the NFA. ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA. ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar and Wheat Futures Contracts ED&F Man is paid $9.00 per round turn. Prior to August 21, 2019, these expenses were recorded in brokerage commissions on the statements of operations. Beginning on August 21, 2019, these expenses were recognized on a per-trade basis. The half-turn is recognized as an unrealized loss on the statements of operations for contracts that have been purchased since the change in recognition, and a full turn is recognized as a realized loss on the statements of operations when a contract is sold. A summary of these expenses as they were included prior to the change is included below. A complete breakdown of brokerage commissions is presented in Note 3.

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

	Three months ended September 30, 2020	Three months ended September 30, 2019	Nine months ended September 30, 2020	Nine months ended September 30, 2019
Amount Recognized for Custody Services	$7,156	$6,639	$19,555	$22,365
Amount of Custody Services Waived	$3,418	$1,965	$7,694	$7,372

Amount Recognized for Distribution Services	$1,916	$2,756	$7,442	$10,746
Amount of Distribution Services Waived	$1,795	$1,851	$3,806	$5,293

Amount Recognized for Brokerage Commissions	$-	$-	$-	$3,471
Amount of Brokerage Commissions Waived	$-	$-	$-	$-

Amount Recognized for Wilmington Trust	$-	$224	$-	$224
Amount of Wilmington Trust Waived	$-	$224	$-	$224

Amount Recognized for TCP	$1,176	$-	$4,283	$-
Amount of TCP Waived	$1,176	$-	$2,688	$-

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

Brokerage Commissions

Beginning on August 21, 2019, the Sponsor began recognizing the expense for brokerage commissions for futures contract trades on a per-trade basis. Prior to the change, brokerage commissions on all open commodity futures contracts were accrued on the trade date and on a full-turn basis. The below table shows the amounts included on the statements of operations as unrealized losses attributed to brokerage commissions as of September 30, 2020 and 2019.

	CANE
	September 30, 2020	September 30, 2019
Unrealized Loss Attributed to Brokerage Commissions	$3,528	$1,355
Total Brokerage Commissions paid including unrealized loss	$13,554	$11,816

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2017 to 2019, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for tax benefits as of September 30, 2020 and for the years ended December 31, 2019, 2018 and 2017. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three and nine months ended September 30, 2020 and 2019.

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

As outlined in the most recent Form S-1 filing, 50,000 shares represent two Redemption Baskets for the Fund and a minimum level of shares. If the Fund experienced redemptions that caused the number of Shares outstanding to decrease to the minimum level of Shares required to be outstanding, until the minimum number of Shares is again exceeded through the purchase of a new Creation Basket, there can be no more redemptions by an Authorized Purchaser.

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

	September 30, 2020	December 31, 2019
Money Market Funds	$2,902,042	$103
Demand Deposit Savings Accounts	5,193,586	9,032,624
Commercial Paper	2,499,597	2,499,872
Treasury Bills	-	683,196
Total cash and cash equivalents as presented on the Statement of Assets and Liabilities	$10,595,225	$12,215,795

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

	Three months ended September 30, 2020	Three months ended September 30, 2019	Nine months ended September 30, 2020	Nine months ended September 30, 2019
Recognized Related Party Transactions	$24,803	$30,609	$97,714	$155,364
Waived Related Party Transactions	$16,107	$24,846	$36,080	$55,319

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

CANE
Three months ended September 30, 2020	$32,961
Three months ended September 30, 2019	$37,193
Nine months ended September 30, 2020	$146,853
Nine months ended September 30, 2019	$136,629

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

On September 30, 2020 and December 31, 2019, in the opinion of the Trust and the Fund, the reported value of the Sugar Futures Contracts traded on the ICE fairly reflected the value of the Sugar Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

For the three and nine months ended September 30, 2020 and year ended December 31, 2019, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-02: “Financial Instruments Credit Losses (Topic 326) and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842). The amendment updates and adds language to ASU 2016-02. The amendments were adopted for the quarter ended March 31, 2020; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2020-01: Investments Equity Securities (Topic 321), Investments Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The amendments clarify the treatment of transactions that require a company to apply or discontinue the equity method of accounting. The amendments were adopted early for the quarter ended March 31, 2020; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued 2019-07: “Codification Updates to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 3310532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates.” The amendments improve, update, and simplify the SEC’s regulations on financial reporting and disclosure. The amendments were adopted for the quarter ended September 30, 2019; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2019-04: “Codification Improvements to Topic 326, Financial Instruments Credit Losses, Topic 815, Derivatives and hedging, and Topic 825, Financial Instruments.” The amendments clarify and improve areas of guidance related to the recently issued standards on credit losses, hedging, and recognition and measurement, specifically relating to ASU 201712. The amendments were early adopted for the quarter ended June 30, 2019; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2019-01: “Leases (Topic 842): Codification Improvements. These amendments align the guidance for fair value of underlying assets by lessors that are not manufacturers or dealers in Topic 842 with that of existing guidance. The amendments were adopted for the quarter ended September 30, 2020; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2018-13: “Fair Value Measurement (Topic 820): Disclosure Framework Changes to the Disclosure Requirements for Fair Value Measurement. These amendments modify public and private company fair value disclosure requirements. While some disclosures were removed or modified, others were added. The guidance is a result of the FASB’s test of the principals developed to improve the effectiveness of disclosures in the notes to the financial statements. The amendments were adopted for the quarter ended March 31, 2020; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2017-13, “Revenue Recognition (Topic 605), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments”. The amendment amends the early adoption date option for certain companies related to adoption of ASU No. 2014-09 and ASU No. 2016-02. The SEC staff stated the SEC would not object to a public business entity that otherwise would not meet the definition of a public business entity except for a requirement to include or the inclusion of its financial statements or financial information in another entity’s filing with the SEC adopting ASC Topic 842 for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The amendments were adopted for the quarter ended September 30, 2020; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”. These amendments refine and expand hedge accounting for both financial (e.g., interest rate) and commodity risks. Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. It also makes certain targeted improvements to simplify the application of hedge accounting guidance. The amendments were adopted for the quarter ended March 31, 2019; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2016-02, “Leases (Topic 842).” The amendments in this update increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments were adopted for the quarter ended March 31, 2019; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

Note 4 - Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of September 30, 2020 and December 31, 2019:

September 30, 2020

Assets:	Level 1	Level 2	Level 3	Balance as of September 30, 2020
Cash Equivalents	$5,401,639	$-	$-	$5,401,639
Commodity Futures Contracts
Sugar futures contracts	364,773	-	-	364,773
Total	$5,766,412	$-	$-	$5,766,412

December 31, 2019

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2019
Cash Equivalents	$3,183,171	$-	$-	$3,183,171
Commodity Futures Contracts
Sugar futures contracts	347,429	-	-	347,429
Total	$3,530,600	$-	$-	$3,530,600

For the period ended September 30, 2020 and year ended December 31, 2019, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 - Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the three and nine months ended September 30, 2020 and year ended December 31, 2019, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of September 30, 2020 and December 31, 2019.

Offsetting of Financial Assets and Derivative Assets as of September 30, 2020

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Sugar futures contracts	$364,773	$-	$364,773	$-	$-	$364,773

Offsetting of Financial Assets and Derivative Assets as of December 31, 2019

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Sugar futures contracts	$347,429	$-	$347,429	$-	$237,908	$109,521

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Three months ended September 30, 2020

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Sugar futures contracts	$184,149	$484,253

Three months ended September 30, 2019

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Sugar futures contracts	$(153,090)	$(389,491)

Nine months ended September 30, 2020

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Sugar futures contracts	$(763,390)	$17,344

Nine months ended September 30, 2019

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Sugar futures contracts	$139,578	$(598,583)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held were $11.9 million and $9.44 million, respectively, for the three months ended September 30, 2020 and 2019, and $10.1 million and $10.0 million for the nine months ended September 30, 2020 and 2019.

Note 6 - Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the three and nine months ended September 30, 2020 and 2019. This information has been derived from information presented in the financial statements. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Per Share Operation Performance
Net asset value at beginning of period	$5.72	$7.10	$7.04	$7.07
Income (loss) from investment operations:
Investment income	-	0.04	0.04	0.13
Net realized and unrealized gain (loss) on commodity futures contracts	0.42	(0.43)	(0.82)	(0.36)
Total expenses, net	(0.03)	(0.06)	(0.15)	(0.19)
Net increase (decrease) in net asset value	0.39	(0.45)	(0.93)	(0.42)
Net asset value at end of period	$6.11	$6.65	$6.11	$6.65
Total Return	6.65%	(6.34)%	(13.23)%	(5.94)%
Ratios to Average Net Assets (Annualized)
Total expenses	3.58%	5.05%	5.18%	5.40%
Total expenses, net	2.42%	3.46%	3.18%	3.58%
Net investment loss	(2.22)%	(1.08)%	(2.32)%	(1.07)%

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

Note 8 - Subsequent Events

Management has evaluated the financial statements for the quarter-ended September 30, 2020 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than those noted below:

The impact of COVID-19 is evolving rapidly, and such events can be highly disruptive to economies and markets. The impact of COVID-19 to the Fund is described in more detail in Part 2 of this 10-Q.

TEUCRIUM WHEAT FUND
STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Cash and cash equivalents	$58,685,364	$51,467,643
Interest receivable	3,663	71
Other assets	-	4,209
Equity in trading accounts:
Commodity futures contracts	4,111,405	5,068,476
Due from broker	888,861	-
Total equity in trading accounts	5,000,266	5,068,476
Total assets	$63,689,293	$56,540,399

Liabilities
Management fee payable to Sponsor	50,016	42,917
Other liabilities	51,924	2,876
Equity in trading accounts:
Due to broker	-	4,258,410
Total liabilities	101,940	4,304,203

Net assets	$63,587,353	$52,236,196

Shares outstanding	11,125,004	8,950,004

Shares authorized	39,900,000	43,000,000

Net asset value per share	$5.72	$5.84

Market value per share	$5.71	$5.85

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

SCHEDULE OF INVESTMENTS

September 30, 2020

(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X (cost $10,848,167)	$10,848,167	17.06%	10,848,167
Blackrock Liquidity FedFund - Institutional Class (cost $627,264)	627,264	0.98	627,264
Total money market funds (cost: $11,475,431)	$11,475,431	18.04%

			Principal Amount

Commercial Paper
Enable Midstream Partners, LP 0.28% (cost: $2,498,367 due 12/14/2020)	$2,498,562	3.93%	2,500,000
Enable Midstream Partners, LP 0.34% (cost: $4,996,081 due 12/15/2020)	4,996,458	7.86	5,000,000
Energy Transfer Operating, L.P. 0.32% (cost: $4,999,111 due 10/13/2020)	4,999,467	7.86	5,000,000
General Motors Financial Company, Inc. 0.21% (cost: $1,999,743 due 10/22/2020)	1,999,755	3.15	2,000,000
Glencore Funding LLC 0.36% (cost: $2,498,175 due 10/08/2020)	2,499,825	3.93	2,500,000
Glencore Funding LLC 0.20% (cost: $2,499,486 due 10/30/2020)	2,499,597	3.93	2,500,000
Hyundai Capital America, Inc. 0.30% (cost: $2,498,500 due 10/16/2020)	2,499,688	3.93	2,500,000
Hyundai Capital America, Inc. 0.15% (cost: $2,499,062 due 12/01/2020)	2,499,365	3.93	2,500,000
Jabil Inc. 0.47% (cost: $2,997,455 due 11/25/2020)	2,997,846	4.71	3,000,000
WGL Holdings, Inc. 0.18% (cost: $1,999,777 due 10/13/2020)	1,999,878	3.15	2,000,000
Total Commercial Paper (cost: $29,485,757)	$29,490,441	46.38%
Total Cash Equivalents	$40,965,872	64.42%

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures MAR21 (766 contracts)	$1,614,291	2.54%	$22,357,625
CBOT wheat futures MAY21 (652 contracts)	762,978	1.20	19,111,750
CBOT wheat futures DEC21 (742 contracts)	1,734,136	2.73	22,111,600
Total commodity futures contracts	$4,111,405	6.47%	$63,580,975

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

TEUCRIUM WHEAT FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$1,631,368	$(1,553,813)	$1,798,882	$(9,921,063)
Net change in unrealized appreciation/(depreciation) on commodity futures contracts	5,927,145	(2,735,769)	(957,071)	4,415,406
Interest income	51,225	320,662	378,205	1,069,721
Total income (loss)	7,609,738	(3,968,920)	1,220,016	(4,435,936)

Expenses
Management fees	137,207	129,276	378,768	408,185
Professional fees	21,897	81,432	185,090	288,217
Distribution and marketing fees	154,909	145,365	487,090	567,573
Custodian fees and expenses	19,594	24,562	67,842	77,089
Business permits and licenses fees	3,312	10,342	24,026	24,873
General and administrative expenses	11,570	16,090	58,996	60,177
Brokerage commissions	-	-	-	14,841
Other expenses	-	2,586	-	8,164
Total expenses	348,489	409,653	1,201,812	1,449,119

Expenses waived by the Sponsor	(16,384)	-	(16,384)	(2,500)

Total expenses, net	332,105	409,653	1,185,428	1,446,619

Net income (loss)	$7,277,633	$(4,378,573)	$34,588	$(5,882,555)

Net income (loss) per share	$0.68	$(0.44)	$(0.12)	$(0.64)
Net income (loss) per weighted average share	$0.71	$(0.45)	$0.00	$(0.59)
Weighted average shares outstanding	10,180,982	9,692,124	9,284,949	9,982,605

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2020	September 30, 2019
Operations
Net income (loss)	$34,588	$(5,882,555)
Capital transactions
Issuance of Shares	16,405,790	10,960,965
Redemption of Shares	(5,089,221)	(9,758,948)
Total capital transactions	11,316,569	1,202,017
Net change in net assets	11,351,157	(4,680,538)

Net assets, beginning of period	$52,236,196	$55,149,873

Net assets, end of period	$63,587,353	$50,469,335

Net asset value per share at beginning of period	$5.84	$5.95

Net asset value per share at end of period	$5.72	$5.31

Creation of Shares	3,100,000	2,000,000
Redemption of Shares	925,000	1,775,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2020	September 30, 2019
Cash flows from operating activities:
Net income (loss)	$34,588	$(5,882,555)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net change in unrealized depreciation/(appreciation) on commodity futures contracts	957,071	(4,415,406)
Changes in operating assets and liabilities:
Due from broker	(888,861)	4,806,578
Interest receivable	(3,592)	(146)
Other assets	4,209	3,592
Due to broker	(4,258,410)	-
Payable for purchases of commercial paper	-	(9,969,591)
Management fee payable to Sponsor	7,099	(8,377)
Other liabilities	49,048	38,234
Net cash used in operating activities	(4,098,848)	(15,427,671)

Cash flows from financing activities:
Proceeds from sale of Shares	16,405,790	10,960,965
Redemption of Shares	(5,089,221)	(9,758,948)
Net cash provided by financing activities	11,316,569	1,202,017

Net change in cash and cash equivalents	7,217,721	(14,225,654)
Cash and cash equivalents, beginning of period	51,467,643	63,300,447
Cash and cash equivalents, end of period	$58,685,364	$49,074,793

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

September 30, 2020

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year ending December 31, 2020.

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

Note 2 - Principal Contracts and Agreements

The Sponsor employs U.S. Bank N.A. as the Custodian for the Funds. The principal business address for U.S. Bank N.A is 1555 North Rivercenter Drive, Suite 302, Milwaukee, Wisconsin 53212. U.S. Bank N.A. is a Wisconsin state-chartered bank subject to regulation by the Board of Governors of the Federal Reserve System and the Wisconsin State Banking Department. The principal address for U.S. Bancorp Fund Services, LLC doing business as U.S. Bank Global Fund Services (“Global Fund Services”) is 615 E. Michigan Street, Milwaukee, WI 53202. In addition, effective on the Conversion Date, Global Fund Services, a wholly owned subsidiary of U.S. Bank, commenced serving as administrator for each Fund, performing certain administrative and accounting services and preparing certain SEC reports on behalf of the Funds, and also became the registrar and transfer agent for each Fund’s Shares. For such services, U.S. Bank and Global Fund Services will receive an asset-based fee, subject to a minimum annual fee.

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

The Sponsor employs Foreside Fund Services, LLC (“Foreside” or the “Distributor”) as the Distributor for the Funds. The Distribution Services Agreement among the Distributor and the Sponsor calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under Financial Industry Regulatory Authority (“FINRA”) rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. These services are recorded in distribution and marketing fees on the statements of operations. A summary of these expenses is included below. Pursuant to a Consulting Services Agreement, Foreside Consulting Services, LLC, performs certain consulting support services for the Trust’s Sponsor. Additionally, Foreside Distributors, LLC performs certain distribution consulting services pursuant to a Distribution Consulting Agreement with the Trust’s Sponsor.

ED&F Man Capital Markets, Inc. (“ED&F Man”) serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. ED&F Man is registered as an FCM with the U.S. CFTC and is a member of the NFA. ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA. ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar and Wheat Futures Contracts ED&F Man is paid $9.00 per round turn. Prior to August 21, 2019, these expenses were recorded in brokerage commissions on the statements of operations. Beginning on August 21, 2019, these expenses were recognized on a per-trade basis. The half-turn is recognized as an unrealized loss on the statements of operations for contracts that have been purchased since the change in recognition, and a full turn is recognized as a realized loss on the statements of operations when a contract is sold. A summary of these expenses as they were included prior to the change is included below. A complete breakdown of brokerage commissions is presented in Note 3.

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

	Three months ended September 30, 2020	Three months ended September 30, 2019	Nine months ended September 30, 2020	Nine months ended September 30, 2019
Amount Recognized for Custody Services	$19,594	$24,562	$67,842	$77,089
Amount of Custody Services Waived	$-	$-	$-	$-

Amount Recognized for Distribution Services	$7,460	$10,017	$27,860	$31,915
Amount of Distribution Services Waived	$2,002	$-	$2,002	$-

Amount Recognized for Brokerage Commissions	$-	$-	$-	$14,841
Amount of Brokerage Commissions Waived	$-	$-	$-	$-

Amount Recognized for Wilmington Trust	$-	$837	$-	$837
Amount of Wilmington Trust Waived	$-	$-	$-	$-

Amount Recognized for TCP	$4,611	$-	$16,380	$-
Amount of TCP Waived	$-	$-	$-	$-

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

Brokerage Commissions

Beginning on August 21, 2019, the Sponsor began recognizing the expense for brokerage commissions for futures contract trades on a per-trade basis. Prior to the change, brokerage commissions on all open commodity futures contracts were accrued on the trade date and on a full-turn basis. The below table shows the amounts included on the statements of operations as unrealized losses attributed to brokerage commissions as of September 30, 2020 and 2019.

	WEAT
	September 30, 2020	September 30, 2019
Unrealized Loss Attributed to Brokerage Commissions	$9,720	$3,294
Total Brokerage Commissions paid including unrealized loss	$29,059	$33,915

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2017 to 2019, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2020 and for the years ended December 31, 2019, 2018 and 2017. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three and nine months ended September 30, 2020 and 2019.

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

25,000

Authorized Purchasers may redeem shares from the Fund only in blocks of 25,000 shares called “Redemption Baskets.” The amount of the redemption proceeds for a Redemption Basket will be equal to the NAV of the shares in the Redemption Basket determined as of 4:00 p.m. (EST) on the day the order to redeem the basket is properly received.

25,000

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

As outlined in the most recent Form S-1 filing, 50,000 shares represent two Redemption Baskets for the Fund and a minimum level of shares. If the Fund experienced redemptions that caused the number of Shares outstanding to decrease to the minimum level of Shares required to be outstanding, until the minimum number of Shares is again exceeded through the purchase of a new Creation Basket, there can be no more redemptions by an Authorized Purchaser.

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

	September 30, 2020	December 31, 2019
Money Market Funds	$11,475,431	$119
Demand Deposit Savings Accounts	17,719,492	29,538,697
Commercial Paper	29,490,441	19,980,099
Treasury Bills	-	1,948,728
Total cash and cash equivalents as presented on the Statement of Assets and Liabilities	$58,685,364	$51,467,643

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

	Three months ended September 30, 2020	Three months ended September 30, 2019	Nine months ended September 30, 2020	Nine months ended September 30, 2019
Recognized Related Party Transactions	$94,344	$111,788	$365,704	$444,598
Waived Related Party Transactions	$13,630	$-	$13,630	$2,500

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

WEAT
Three months ended September 30, 2020	$16,384
Three months ended September 30, 2019	$-
Nine months ended September 30, 2020	$16,384
Nine months ended September 30, 2019	$2,500

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

On September 30, 2020 and December 31, 2019, in the opinion of the Trust and the Fund, the reported value of the Wheat Futures Contracts traded on the CBOT fairly reflected the value of the Wheat Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

For the quarter ending June 30, 2020, the DEC21 Wheat Futures Contracts traded on the CBOT did not, in the opinion of the Trust and WEAT, trade in an actively traded futures market as defined in the policy of the Trust and WEAT for the entire period during which they were held. Accordingly, the Trust and WEAT classified these as a Level 2 asset. The DEC21 Wheat Contracts were, in the opinion of the Trust and WEAT, fairly valued at settlement on June 30, 2020. The value of these contracts was $533,160, these transferred back to a Level 1 asset for the quarter ending September 30, 2020 as shown in Note 4.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-02: “Financial Instruments Credit Losses (Topic 326) and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842). The amendment updates and adds language to ASU 2016-02. The amendments were adopted for the quarter ended March 31, 2020; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2020-01: Investments Equity Securities (Topic 321), Investments Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The amendments clarify the treatment of transactions that require a company to apply or discontinue the equity method of accounting. The amendments were adopted early for the quarter ended March 31, 2020; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued 2019-07: “Codification Updates to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 3310532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates.” The amendments improve, update, and simplify the SEC’s regulations on financial reporting and disclosure. The amendments were adopted for the quarter ended September 30, 2019; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2019-04: “Codification Improvements to Topic 326, Financial Instruments Credit Losses, Topic 815, Derivatives and hedging, and Topic 825, Financial Instruments.” The amendments clarify and improve areas of guidance related to the recently issued standards on credit losses, hedging, and recognition and measurement, specifically relating to ASU 201712. The amendments were early adopted for the quarter ended June 30, 2019; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2019-01: "Leases (Topic 842): Codification Improvements. These amendments align the guidance for fair value of underlying assets by lessors that are not manufacturers or dealers in Topic 842 with that of existing guidance. The amendments were adopted for the quarter ended September 30, 2020; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2018-13: “Fair Value Measurement (Topic 820): Disclosure Framework Changes to the Disclosure Requirements for Fair Value Measurement. These amendments modify public and private company fair value disclosure requirements. While some disclosures were removed or modified, others were added. The guidance is a result of the FASB’s test of the principals developed to improve the effectiveness of disclosures in the notes to the financial statements. The amendments were adopted for the quarter ended March 31, 2020; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2017-13, “Revenue Recognition (Topic 605), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments”. The amendment amends the early adoption date option for certain companies related to adoption of ASU No. 2014-09 and ASU No. 2016-02. The SEC staff stated the SEC would not object to a public business entity that otherwise would not meet the definition of a public business entity except for a requirement to include or the inclusion of its financial statements or financial information in another entity’s filing with the SEC adopting ASC Topic 842 for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The amendments were adopted for the quarter ended September 30, 2020; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”. These amendments refine and expand hedge accounting for both financial (e.g., interest rate) and commodity risks. Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. It also makes certain targeted improvements to simplify the application of hedge accounting guidance. The amendments were adopted for the quarter ended March 31, 2019; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2016-02, “Leases (Topic 842).” The amendments in this update increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments were adopted for the quarter ended March 31, 2019; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

 Note 4 - Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of September 30, 2020 and December 31, 2019:

September 30, 2020

Assets:	Level 1	Level 2	Level 3	Balance as of September 30, 2020
Cash Equivalents	$40,965,872	$-	$-	$40,965,872
Commodity Futures Contracts
Wheat futures contracts	4,111,405	-	-	4,111,405
Total	$45,077,277	$-	$-	$45,077,277

December 31, 2019

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2019
Cash Equivalents	$21,928,946	$-	$-	$21,928,946
Commodity Futures Contracts
Wheat futures contracts	5,068,476	-	-	5,068,476
Total	$26,997,422	$-	$-	$26,997,422

For the period ending September 30, 2020 and year ended December 31, 2019, the Fund did not have any significant transfers between any levels of the fair value hierarchy, except for the DEC 21 CBOT Wheat contracts, which were reflected as a Level 2 investment for the period ended June 30, 2020 due to the quarterly average daily volume for the contract, and which were transferred back to a Level 1 asset for the quarter ending September 30, 2020.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 - Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the three and nine months ended September 30, 2020 and for the year ended December 31, 2019, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of September 30, 2020 and December 31, 2019.

Offsetting of Financial Liabilities and Derivative Liabilities as of September 30, 2020

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Wheat futures contracts	$4,111,405	$-	$4,111,405	$-	$-	$4,111,405

Offsetting of Financial Assets and Derivative Assets as of December 31, 2019

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Wheat futures contracts	$5,068,476	$-	$5,068,476	$-	$4,258,410	$810,066

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Three months ended September 30, 2020

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Wheat futures contracts	$1,631,368	$5,927,145

Three months ended September 30, 2019

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Wheat futures contracts	$(1,553,813)	$(2,735,769)

Nine months ended September 30, 2020

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Wheat futures contracts	$1,798,882	$(957,071)

Nine months ended September 30, 2019

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Wheat futures contracts	$(9,921,063)	$4,415,406

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $58.3 million and $49.7 million, respectively, for the three months ended September 30, 2020 and 2019, and $51.9 million and $53.7 million for the nine months ended September 30, 2020 and 2019.

Note 6 - Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the three and nine months ended September 30, 2020 and 2019. This information has been derived from information presented in the financial statements. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Per Share Operation Performance
Net asset value at beginning of period	$5.04	$5.75	$5.84	$5.95
Income (loss) from investment operations:
Investment income	0.01	0.03	0.04	0.11
Net realized and unrealized gain (loss) on commodity futures contracts	0.70	(0.43)	(0.03)	(0.60)
Total expenses, net	(0.03)	(0.04)	(0.13)	(0.15)
Net increase (decrease) in net asset value	0.68	(0.44)	(0.12)	(0.64)
Net asset value at end of period	$5.72	$5.31	$5.72	$5.31
Total Return	13.51%	(7.65)%	(2.07)%	(10.76)%
Ratios to Average Net Assets (Annualized)
Total expenses	2.54%	3.17%	3.17%	3.55%
Total expenses, net	2.42%	3.17%	3.13%	3.54%
Net investment loss	(2.05)%	(0.69)%	(2.13)%	(0.92)%

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

Note 8 - Subsequent Events

Management has evaluated the financial statements for the quarter-ended September 30, 2020 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than those noted below:

The impact of COVID-19 is evolving rapidly, and such events can be highly disruptive to economies and markets. The impact of COVID-19 to the Fund is described in more detail in Part 2 of this 10-Q.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Cash equivalents	$3,167	$2,633
Interest receivable	-	3
Other assets	172	-
Equity in trading accounts:
Investments in securities, at fair value (cost $1,364,454 and $1,908,649 as of September 30, 2020 and December 31, 2019, respectively)	1,150,938	1,476,880
Total assets	$1,154,277	$1,479,516

Liabilities
Other liabilities	1,173	736
Total liabilities	1,173	736

Net assets	$1,153,104	$1,478,780

Shares outstanding	62,502	75,002

Shares authorized	4,625,000	4,625,000

Net asset value per share	$18.45	$19.72

Market value per share	$18.41	$19.60

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

SCHEDULE OF INVESTMENTS

September 30, 2020

(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Exchange-traded funds
Teucrium Corn Fund	$290,014	25.15%	22,058
Teucrium Soybean Fund	288,447	25.02	18,181
Teucrium Sugar Fund	286,480	24.84	46,924
Teucrium Wheat Fund	285,997	24.80	50,037
Total exchange-traded funds (cost $1,364,454)	$1,150,938	99.81%

Cash equivalents
Money market funds
First American Government Obligations Fund Class X (cost $3,167)	$3,167	0.27%	3,167

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

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Income
Realized and unrealized gain (loss) on trading of securities:
Realized loss on securities	$(20,614)	$(17,514)	$(332,299)	$(83,163)
Net change in unrealized appreciation/depreciation on securities	126,299	(66,865)	218,253	(14,235)
Interest income	-	16	11	50
Total income (loss)	105,685	(84,363)	(114,035)	(97,348)

Expenses
Professional fees	288	934	7,471	6,373
Distribution and marketing fees	2,503	3,286	10,900	13,485
Custodian fees and expenses	395	331	1,461	1,663
Business permits and licenses fees	-	18	14,129	12,025
General and administrative expenses	155	115	1,156	1,271
Other expenses	-	2	10	47
Total expenses	3,341	4,686	35,127	34,864

Expenses waived by the Sponsor	(2,784)	(4,003)	(33,287)	(32,768)

Total expenses, net	557	683	1,840	2,096

Net income (loss)	$105,128	$(85,046)	$(115,875)	$(99,444)

Net income (loss) per share	$1.68	$(1.14)	$(1.27)	$(1.33)
Net income (loss) per weighted average share	$1.68	$(1.13)	$(1.64)	$(1.33)
Weighted average shares outstanding	62,638	75,002	70,851	75,002

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2020	September 30, 2019
Operations
Net loss	$(115,875)	$(99,444)
Capital transactions
Redemption of Shares	(209,801)	-
Total capital transactions	(209,801)	-
Net change in net assets	(325,676)	(99,444)

Net assets, beginning of period	$1,478,780	$1,524,760

Net assets, end of period	$1,153,104	$1,425,316

Net asset value per share at beginning of period	$19.72	$20.33

Net asset value per share at end of period	$18.45	$19.00

Creation of Shares	0	0
Redemption of Shares	12,500	-

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2020	September 30, 2019
Cash flows from operating activities:
Net loss	$(115,875)	$(99,444)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net change in unrealized (appreciation)/depreciation on securities	(218,253)	14,235
Changes in operating assets and liabilities:
Net sale of investments in securities	544,195	86,492
Interest receivable	3	(1)
Other assets	(172)	-
Other liabilities	437	(449)
Net cash provided by operating activities	210,335	833

Cash flows from financing activities:
Redemption of Shares	(209,801)	-
Net cash used in financing activities	(209,801)	-

Net change in cash equivalents	534	833
Cash equivalents, beginning of period	2,633	2,862
Cash equivalents, end of period	$3,167	$3,695

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

September 30, 2020

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year ending December 31, 2020.

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

ED&F Man Capital Markets, Inc. (“ED&F Man”) serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. ED&F Man is registered as an FCM with the U.S. CFTC and is a member of the NFA. ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA. ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar and Wheat Futures Contracts ED&F Man is paid $9.00 per round turn. Prior to August 21, 2019, these expenses were recorded in brokerage commissions on the statements of operations. Beginning on August 21, 2019, these expenses were recognized on a per-trade basis. The half-turn is recognized as an unrealized loss on the statements of operations for contracts that have been purchased since the change in recognition, and a full turn is recognized as a realized loss on the statements of operations when a contract is sold. A summary of these expenses as they were included prior to the change is included below. A complete breakdown of brokerage commissions is presented in Note 3.

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

	Three months ended September 30, 2020	Three months ended September 30, 2019	Nine months ended September 30, 2020	Nine months ended September 30, 2019
Amount Recognized for Custody Services	$395	$331	$1,461	$1,663
Amount of Custody Services Waived	$395	$331	$1,461	$1,663

Amount Recognized for Distribution Services	$155	$219	$618	$768
Amount of Distribution Services Waived	$155	$145	$618	$602

Amount Recognized for Brokerage Commissions	$-	$-	$-	$-
Amount of Brokerage Commissions Waived	$-	$-	$-	$-

Amount Recognized for Wilmington Trust	$-	$18	$-	$18
Amount of Wilmington Trust Waived	$-	$18	$-	$18

Amount Recognized for TCP	$101	$-	$365	$-
Amount of TCP Waived	$101	$-	$365	$-

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2017 to 2019, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. This policy has been applied to all existing tax positions upon the Fund’s initial adoption. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2020 and for the years ended December 31, 2019, 2018 and 2017. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three and nine months ended September 30, 2020 and 2019.

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

As outlined in the most recent Form S-1 filing, 50,000 shares represent four Redemption Baskets for the Fund and a minimum level of shares. If the Fund experienced redemptions that caused the number of Shares outstanding to decrease to the minimum level of Shares required to be outstanding, until the minimum number of Shares is again exceeded through the purchase of a new Creation Basket, there can be no more redemptions by an Authorized Purchaser.

Allocation of Shareholder Income and Losses

Profit or loss is allocated among the shareholders of the Fund in proportion to the number of shares each shareholder holds as of the close of each month.

Cash Equivalents

Cash equivalents are highly liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short-term maturities. The Fund has these balances of its assets on deposit with banks. Assets deposited with a financial institution may, at times, exceed federally insured limits. TAGS had a balance of $3,167 and $2,633 in money market funds at September 30, 2020 and December 31, 2019, respectively; these balances are included in cash equivalents on the statements of assets and liabilities.

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

	Three months ended September 30, 2020	Three months ended September 30, 2019	Nine months ended September 30, 2020	Nine months ended September 30, 2019
Recognized Related Party Transactions	$1,973	$2,449	$8,174	$11,223
Waived Related Party Transactions	$1,594	$2,013	$7,374	$9,559

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

TAGS
Three months ended September 30, 2020	$2,784
Three months ended September 30, 2019	$4,003
Nine months ended September 30, 2020	$33,287
Nine months ended September 30, 2019	$32,768

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-02: “Financial Instruments Credit Losses (Topic 326) and Leases (Topic 842): amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842). The amendment updates and adds language to ASU 2016-02. The amendments were adopted for the quarter ended March 31, 2020; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2020-01: Investments Equity Securities (Topic 321), Investments Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The amendments clarify the treatment of transactions that require a company to apply or discontinue the equity method of accounting. The amendments were adopted early for the quarter ended March 31, 2020; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued 2019-07: “Codification Updates to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 3310532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates.” The amendments improve, update, and simplify the SEC’s regulations on financial reporting and disclosure. The amendments were adopted for the quarter ended September 30, 2019; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2019-04: “Codification Improvements to Topic 326, Financial Instruments Credit Losses, Topic 815, Derivatives and hedging, and Topic 825, Financial Instruments.” The amendments clarify and improve areas of guidance related to the recently issued standards on credit losses, hedging, and recognition and measurement, specifically relating to ASU 201712. The amendments were early adopted for the quarter ended June 30, 2019; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2019-01: "Leases (Topic 842): Codification Improvements. These amendments align the guidance for fair value of underlying assets by lessors that are not manufacturers or dealers in Topic 842 with that of existing guidance. The amendments will be effective for fiscal years and interim periods beginning after December 15, 2019 and may be adopted early. The amendments were adopted for quarter ended September 30, 2020; the adoption did not have a material impact on the financial statements and disclosures of the Trust of the Fund.

The FASB issued ASU 2018-13: “Fair Value Measurement (Topic 820): Disclosure Framework Changes to the Disclosure Requirements for Fair Value Measurement. These amendments modify public and private company fair value disclosure requirements. While some disclosures were removed or modified, others were added. The guidance is a result of the FASB’s test of the principals developed to improve the effectiveness of disclosures in the notes to the financial statements. The amendments will be effective for fiscal years and interim periods beginning after December 15, 2019 and may be adopted early. The amendments were adopted for quarter ended March 31, 2020; the adoption did not have a material impact on the financial statements and disclosures of the Trust of the Fund.

The FASB issued ASU 2017-13, “Revenue Recognition (Topic 605), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments”. The amendment amends the early adoption date option for certain companies related to adoption of ASU No. 2014-09 and ASU No. 2016-02. The SEC staff stated the SEC would not object to a public business entity that otherwise would not meet the definition of a public business entity except for a requirement to include or the inclusion of its financial statements or financial information in another entity’s filing with the SEC adopting ASC Topic 842 for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The amendments were adopted for quarter ended September 30, 2020; the adoption did not have a material impact on the financial statements and disclosures of the Trust of the Fund.

The FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”. These amendments refine and expand hedge accounting for both financial (e.g., interest rate) and commodity risks. Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. It also makes certain targeted improvements to simplify the application of hedge accounting guidance. The amendments were adopted for the quarter ended March 31, 2019; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2016-02, “Leases (Topic 842).” The amendments in this update increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments were adopted for the quarter ended March 31, 2019; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

Note 4 - Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2. The following table presents information about the Fund’s assets and liabilities measured at fair value as of September 30, 2020 and December 31, 2019:

September 30, 2020

Assets:	Level 1	Level 2	Level 3	Balance as of September 30, 2020
Exchange Traded Funds	$1,150,938	$-	$-	$1,150,938
Cash Equivalents	3,167	-	-	3,167
Total	$1,154,105	$-	$-	$1,154,105

December 31, 2019

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2019
Exchange Traded Funds	$1,476,880	$-	$-	$1,476,880
Cash Equivalents	2,633	-	-	$2,633
Total	$1,479,513	$-	$-	$1,479,513

For the period ended September 30, 2020 and year ended December 31, 2019, the Fund did not have any transfers between any of the level of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 - Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the three and nine months ended September 30, 2020 and 2019. This information has been derived from information presented in the financial statements. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Per Share Operation Performance
Net asset value at beginning of period	$16.77	$20.14	$19.72	$20.33
Income (loss) from investment operations:
Net realized and unrealized gain (loss) on investment transactions	1.69	(1.13)	(1.24)	(1.30)
Total expenses, net	(0.01)	(0.01)	(0.03)	(0.03)
Net increase (decrease) in net asset value	1.68	(1.14)	(1.27)	(1.33)
Net asset value at end of period	$18.45	$19.00	$18.45	$19.00
Total Return	10.03%	(5.66)%	(6.43)%	(6.54)%
Ratios to Average Net Assets (Annualized)
Total expenses	1.22%	1.30%	3.74%	3.16%
Total expenses, net	0.20%	0.19%	0.20%	0.19%
Net investment loss	(0.20)%	(0.19)%	(0.20)%	(0.19)%

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

Note 7 - Subsequent Events

Management has evaluated the financial statements for the quarter-ended September 30, 2020 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than those noted below:

The impact of COVID-19 is evolving rapidly, and such events can be highly disruptive to economies and markets. The impact of COVID-19 to the Fund is described in more detail in Part 2 of this 10-Q.

The total net assets for the fund increased by $295,916, or 26%, for the period September 30, 2020 through November 6, 2020. This was driven by a 20% increase in the shares outstanding and by a 5% increase in the net asset value per share.

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

Overview/Introduction

Teucrium Commodity Trust (“Trust”), a Delaware statutory trust organized on September 11, 2009, is a series trust consisting of five series: Teucrium Corn Fund (“CORN”), Teucrium Sugar Fund (“CANE”), Teucrium Soybean Fund (“SOYB”), Teucrium Wheat Fund (“WEAT”), and Teucrium Agricultural Fund (“TAGS”). All of the series of the Trust are collectively referred to as the “Funds” and singularly as the “Fund.” Each Fund is a commodity pool that is a series of the Trust. The Funds issue common units, called “Shares,” representing fractional undivided beneficial interests in a Fund. The Trust and the Fund operate pursuant to the Trust’s Fifth Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”), dated April 26, 2019. The Trust Agreement may be found on the SEC’s EDGAR filing database at:

https://www.sec.gov/Archives/edgar/data/1471824/000165495419004852/ex31.htm.

On June 7, 2010, the initial Form S-1 for CORN was declared effective by the U.S. Securities and Exchange Commission (“SEC”). On June 8, 2010, four Creation Baskets for CORN were issued representing 200,000 shares and $5,000,000. CORN began trading on the New York Stock Exchange (“NYSE”) Arca on June 9, 2010. The current registration statement for CORN was declared effective by the SEC on October 2, 2020. This registration statement for CORN registered an additional 20,000,000 shares.

On June 13, 2011, the initial Forms S-1 for CANE, SOYB, and WEAT were declared effective by the SEC. On September 16, 2011, two Creation Baskets were issued for each Fund, representing 100,000 shares and $2,500,000, for CANE, SOYB, and WEAT. On September 19, 2011, CANE, SOYB, and WEAT started trading on the NYSE Arca. The current registration statements for CANE was declared effective by the SEC on October 2, 2020. This registration statement for CANE registered an additional 15,000,000 shares. The registration statements for SOYB was declared effective by the SEC on August 24, 2020. This registration statement for SOYB registered an additional 15,000,000 shares. The current registration statement for WEAT was declared effective on April 29, 2019. This registration statement for WEAT registered an additional 30,000,000 shares.

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

Consistent with applicable provisions of the Trust Agreement and Delaware law, each Fund has broad authority to make changes to its operations.  Consistent with this authority, each Fund, in its sole discretion and without shareholder approval or advance notice, may change its investment objective, Benchmark, or investment strategies.  The Funds have no current intention to make any such change, and any change is subject to applicable regulatory requirements, including, but not limited to, any requirement to amend applicable listing rules of the NYSE.

The reasons for and circumstances that may trigger any such changes may vary widely and cannot be predicted.  However, by way of example, the Funds may change the term structure or underlying components of the Benchmark in furtherance of the Fund’s investment objective of tracking the price of the specified commodity for future delivery (or, for TAGS, the investment objective of tracking the combined daily performance of the Underlying Funds) if, due to market conditions, a potential or actual imposition of position limits by the CFTC or futures exchange rules, or the imposition of risk mitigation measures by a futures commission merchant restricts the ability of the Fund  (or, for TAGS, an Underlying Fund) to invest in the current Benchmark Futures Contracts.  The Funds would file a current report on Form 8-K and a prospectus supplement to describe any such change and the effective date of the change.  Shareholders may modify their holdings of the Fund’s shares in response to any change by purchasing or selling Fund shares through their broker-dealer.

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

Each Benchmark is rebalanced periodically to ensure that each of the Benchmark Component Futures Contracts is weighted in the same proportion as in the investment objective for each Fund. The following tables reflect the September 30, 2020, Benchmark Component Futures Contracts weights for each of the Funds, the contract held is identified by the generally accepted nomenclature of contract month and year, which may differ from the month in which the contract expires:

CORN Benchmark Component Futures Contracts	Notional Value	Weight (%)

CBOT Corn Futures (2,760 contracts, MAR21)	$53,578,500	35%
CBOT Corn Futures (2,333 contracts, MAY21)	45,901,775	30
CBOT Corn Futures (2,726 contracts, DEC21)	53,361,450	35

Total on September 30, 2020	$152,841,725	100%

SOYB Benchmark Component Futures Contracts	Notional Value	Weight (%)

CBOT Soybean Futures (875 contracts, JAN21)	$44,942,188	35%
CBOT Soybean Futures (756 contracts, MAR21)	38,593,800	30
CBOT Soybean Futures (933 contracts, NOV21)	45,087,225	35

Total on September 30, 2020	$128,623,213	100%

CANE Benchmark Component Futures Contracts	Notional Value	Weight (%)

ICE Sugar Futures (270 contracts, MAY21)	$3,997,728	35%
ICE Sugar Futures (238 contracts, JUL21)	3,438,624	30
ICE Sugar Futures (276 contracts, MAR22)	4,009,286	35

Total on September 30, 2020	$11,445,638	100%

WEAT Benchmark Component Futures Contracts	Notional Value	Weight (%)

CBOT Wheat Futures (766 contracts, MAR21)	$22,357,625	35%
CBOT Wheat Futures (652 contracts, MAY21)	19,111,750	30
CBOT Wheat Futures (742 contracts, DEC21)	22,111,600	35

Total on September 30, 2020	$63,580,975	100%

TAGS Benchmark Component Futures Contracts	Fair Value	Weight (%)
Shares of Teucrium Corn Fund (22,058 shares)	$290,014	25%
Shares of Teucrium Soybean Fund (18,181 shares)	288,447	25
Shares of Teucrium Wheat Fund (50,037 shares)	285,997	25
Shares of Teucrium Sugar Fund (46,924 shares)	286,480	25

Total on September 30, 2020	$1,150,938	100%

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

The Funds seek to earn interest and other income (“interest income”) from cash equivalents that it purchases and, on the cash it holds through the Custodian or other financial institutions. The Sponsor anticipates that interest income will increase the NAV of each Fund. The Funds apply the interest income to the acquisition of additional investments or use it to pay its expenses. If the Fund reinvests the earned interest income, it makes investments that are consistent with its investment objectives as disclosed. Any cash equivalent invested by a Fund will have original maturity dates of three months or less at inception. Any cash equivalent invested by a Fund will be deemed by the Sponsor to be of investment grade quality. As of September 30, 2020, available cash balances in each of the Funds were invested in Government Money Market Funds, Demand Deposit Accounts, and in Commercial paper.

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

Performance Summary

This report covers the periods from January 1 to September 30, 2020 for each Fund. Total expenses are presented both gross and net of any expenses waived or paid by the Sponsor that would have been incurred by the Funds (“expenses waived by the Sponsor”).

CORN Per Share Operation Performance
Net asset value at beginning of period	$14.82
Income from investment operations:
Investment income	0.08
Net realized and unrealized loss on commodity futures contracts	(1.44)
Total expenses	(0.31)
Net decrease in net asset value	(1.67)
Net asset value end of period	$13.15
Total Return	(11.29)%
Ratios to Average Net Assets (Annualized)
Total expenses	3.93%
Total expenses, net	3.28%
Net investment loss	(2.39)%

SOYB Per Share Operation Performance
Net asset value at beginning of period	$15.85
Loss from investment operations:
Investment income	0.07
Net realized and unrealized gain on commodity futures contracts	0.26
Total expenses	(0.31)
Net increase in net asset value	0.02
Net asset value at end of period	$15.87
Total Return	0.09%
Ratios to Average Net Assets (Annualized)
Total expenses	3.53%
Total expenses, net	2.80%
Net investment loss	(2.15)%

CANE Per Share Operation Performance
Net asset value at beginning of period	$7.04
Income from investment operations:
Investment income	0.04
Net realized and unrealized loss on commodity futures contracts	(0.82)
Total expenses	(0.15)
Net decrease in net asset value	(0.93)
Net asset value at end of period	$6.11
Total Return	(13.23)%
Ratios to Average Net Assets (Annualized)
Total expenses	5.18%
Total expenses, net	3.18%
Net investment loss	(2.32)%

WEAT Per Share Operation Performance
Net asset value at beginning of period	$5.84
Loss from investment operations:
Investment income	0.04
Net realized and unrealized loss on commodity futures contracts	(0.03)
Total expenses	(0.13)
Net decrease in net asset value	(0.12)
Net asset value at end of period	$5.72
Total Return	(2.07)%
Ratios to Average Net Assets (Annualized)
Total expenses	3.17%
Total expenses, net	3.13%
Net investment loss	(2.13)%

TAGS Per Share Operation Performance
Net asset value at beginning of period	$19.72
Loss from investment operations:
Net realized and unrealized loss on securities	(1.24)
Total expenses	(0.03)
Net decrease in net asset value	(1.27)
Net asset value at end of period	$18.45
Total Return	(6.43)%
Ratios to Average Net Assets (Annualized)
Total expenses	3.74%
Total expenses, net	0.20%
Net investment loss	(0.20)%

Past performance of a Fund is not necessarily indicative of future performance.

Results of Operations

The following includes a section for each Fund of the Trust.

The discussion below addresses the material changes in the results of operations for the three and nine months ended September 30, 2020 compared to the same period in 2019. The following includes a section for each Fund of the Trust for the periods in which each Fund was in operation. CORN, SOYB, WEAT, CANE and TAGS each operated for the entirety of all periods.

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

	Period Ending	Period Ending
	September 30, 2020	September 30, 2019	Change	% Change
Total Net Assets	$152,842,949	$90,963,564	$61,879,385	68%
Shares Outstanding	11,625,004	5,975,004	5,650,000	95%
Net Asset Value per share	$13.15	$15.22	$(2.07)	-14%
Closing Price	$13.11	$15.18	$(2.07)	-14%

Total net assets for the Fund increased year over year by 68%, driven by a combination of an increase in total shares outstanding of 5,650,000 or 95% and a decrease in the NAV per share of ($2.07) or 14%. This increase in total net assets year over year, in the opinion of management, was generally due to continued low price of corn relative to historical levels and the outlook is for lower production, reduced corn used for ethanol and feed and residual use, and smaller ending stocks.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to September 30, 2020 and serves to illustrate the relative changes of these components.

CORN AUM Analysis
CORN Shares Outstanding
CORN AUM
CORN NAV Per Share
Shares Outstanding (Thousands)
AUM (Million $) & NAV ($ per share)
0
2000
4000
6000
8000
10000
12000
14000
0
20
40
60
80
100
120
140
160
180
30/06/2010
30/09/2010
31/12/2010
31/03/2011
30/06/2011
30/09/2011
31/12/2011
31/03/2012
30/06/2012
30/09/2012
31/12/2012
31/03/2013
30/06/2013
30/09/2013
31/12/2013
31/03/2014
30/06/2014
30/09/2014
31/12/2014
31/03/2015
30/06/2015
30/09/2015
31/12/2015
31/03/2016
30/06/2016
30/09/2016
31/12/2016
31/03/2017
30/06/2017
30/09/2017
31/12/2017
31/03/2018
30/06/2018
30/09/2018
31/12/2018
31/03/2019
30/06/2019
30/09/2019
31/12/2019
31/03/2020
30/06/2020
30/09/2020

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

For the Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

	Nine months ended	Nine months ended
	September 30, 2020	September 30, 2019
Average daily total net assets	$79,078,580	$73,689,654
Net realized and unrealized gain (loss) on futures contracts	$1,566,084	$(5,558,361)
Interest income earned on cash and cash equivalents	$526,097	$1,430,347
Annualized yield based on average daily total net assets	0.67%	1.94%
Net Income (Loss)	$149,931	$(6,120,036)
Weighted average share outstanding	6,183,033	4,665,389
Management Fees	$592,009	$551,158
Total gross fees and other expenses excluding management fees	$1,736,060	$1,456,503
Brokerage Commissions	$113,925	$18,768
Expenses waived by the Sponsor	$385,819	$15,639
Total expense ratio net of expenses waived by the Sponsor	3.28%	3.61%
Net investment loss	2.39%	1.02%

The decrease in interest and other income year over year was due to the economic uncertainty of the COVID-19 pandemic and the significant decrease in the effective federal fund rates. As a result, the amount of interest income earned by CORN as a percentage of average daily total net assets was lower during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. The Fund earns interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper.

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

The increase in total gross fees and other expenses excluding management fees for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019 was generally due to the decrease in average assets under management relative to the other Funds. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The increase in total brokerage commissions for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, was primarily due to an increase in contracts purchased, liquidated, and rolled.

For the Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

	Three months ended	Three months ended
	September 30, 2020	September 30, 2019
Average daily total net assets	$108,783,601	$92,964,400
Net realized and unrealized gain (loss) on futures contracts	$11,137,909	$(6,881,848)
Interest income earned on cash and cash equivalents	$82,500	$576,767
Annualized yield based on average daily total net assets	0.08%	0.62%
Net Income (Loss)	$10,568,696	$(7,109,535)
Weighted average share outstanding	8,795,384	5,986,961
Management Fees	$273,445	$234,321
Total gross fees and other expenses excluding management fees	$568,512	$580,133
Brokerage Commissions	$73,503	$7,443
Expenses waived by the Sponsor	$190,244	$10,000
Total expense ratio net of expenses waived by the Sponsor	2.38%	3.43%
Net investment loss	2.08%	0.97%

The decrease in interest and other income year over year was due to the economic uncertainty of the COVID-19 pandemic and the significant decrease in the effective federal fund rates. As a result, the amount of interest income earned by CORN as a percentage of average daily total net assets was lower during the three months ended September 30, 2020, compared to the three months ended September 30, 2019. The Fund earns interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper.

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

The decrease in total gross fees and other expenses excluding management fees for the three months ended September 30, 2020, compared to the three months ended September 30, 2019 was generally due to the level of assets under management relative to the other Funds. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The increase in total brokerage commissions for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, was primarily due to an increase in contracts purchased, liquidated, and rolled.

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

	Period Ending	Period Ending
	September 30, 2020	September 30, 2019	Change	% Change
Total Net Assets	$128,509,361	$27,915,287	$100,594,074	360%
Shares Outstanding	8,100,004	1,800,004	6,300,000	350%
Net Asset Value per share	$15.87	$15.51	$0.36	2%
Closing Price	$15.84	$15.51	$0.33	2%

Total net assets for the Fund increased year over year by 360%, driven by a combination of an increase in total shares outstanding of 6,300,000 or 350% and an increase in the NAV per share of $0.36 or 2%. This increase year over year, in the opinion of management, was due to the relative low price of soybeans compared to the last decade, coupled with concerns over the U.S. weather during the growing season and geopolitical concerns over the impact of proposed tariffs, which generated renewed investor focus in the commodity.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to September 30, 2020 and serves to illustrate the relative changes of these components.

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

For the Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

	Nine months ended	Nine months ended
	September 30, 2020	September 30, 2019
Average daily total net assets	$43,570,331	$27,820,845
Net realized and unrealized gain (loss) on futures contracts	$8,493,576	$(404,163)
Interest income earned on cash and cash equivalents	$210,650	$539,377
Annualized yield based on average daily total net assets	0.48%	1.94%
Net Income (Loss)	$7,790,248	$(631,440)
Weighted average share outstanding	2,990,515	1,782,513
Management Fees	$326,182	$208,085
Total gross fees and other expenses excluding management fees	$824,172	$654,872
Brokerage Commissions	$25,211	$4,193
Expenses waived by the Sponsor	$236,376	$96,303
Total expense ratio net of expenses waived by the Sponsor	2.80%	3.68%
Net investment loss	2.15%	1.09%

The decrease in interest and other income year over year was due to the economic uncertainty of the COVID-19 pandemic and the significant decrease in the effective federal fund rates. As a result, the amount of interest income earned by SOYB as a percentage of average daily total net assets was lower during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. The Fund earns interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper.

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

The increase in total gross fees and other expenses excluding management fees for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019 was generally due to SOYB’s larger size as measured by total net assets. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The increase in total brokerage commissions for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, was primarily due to an increase in contracts purchased, liquidated, and rolled.

For the Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

	Three months ended	Three months ended
	September 30, 2020	September 30, 2019
Average daily total net assets	$75,853,846	$30,183,783
Net realized and unrealized gain (loss) on futures contracts	$11,021,246	$(492,825)
Interest income earned on cash and cash equivalents	$50,232	$187,124
Annualized yield based on average daily total net assets	0.07%	0.62%
Net Income (Loss)	$10,677,273	$(576,711)
Weighted average share outstanding	5,113,591	1,979,352
Management Fees	$190,671	$76,080
Total gross fees and other expenses excluding management fees	$362,863	$194,930
Brokerage Commissions	$15,066	$950
Expenses waived by the Sponsor	$159,329	$-
Total expense ratio net of expenses waived by the Sponsor	2.07%	3.56%
Net investment loss	1.81%	1.10%

The decrease in interest and other income year over year was due to the economic uncertainty of the COVID-19 pandemic and the significant decrease in the effective federal fund rates. As a result, the amount of interest income earned by SOYB as a percentage of average daily total net assets was lower during the three months ended September 30, 2020, compared to the three months ended September 30, 2019. The Fund earns interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper.

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

The increase in total gross fees and other expenses excluding management fees for the three months ended September 30, 2020, compared to the three months ended September 30, 2019 was generally due SOYB’s larger size as measured by total net assets. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The increase in total brokerage commissions for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, was primarily due to an increase in contracts purchased, liquidated, and rolled.

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

	Period Ending	Period Ending
	September 30, 2020	September 30, 2019	Change	% Change
Total Net Assets	$11,447,240	$10,139,020	$1,308,220	13%
Shares Outstanding	1,875,004	1,525,004	350,000	23%
Net Asset Value per share	$6.11	$6.65	$(0.54)	-8%
Closing Price	$6.09	$6.67	$(0.58)	-9%

Total net assets for the Fund increased year over year by 13%, driven by a combination of an increase in total shares outstanding of 350,000 or 23% and a decrease in the NAV per share of ($0.54) or 8%. This increase year over year, in the opinion of management, was due to the low price of sugar, which focused investor interest.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to September 30, 2020 and serves to illustrate the relative changes of these components.

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

For the Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

	Nine months ended	Nine months ended
	September 30, 2020	September 30, 2019
Average daily total net assets	$9,842,885	$10,022,713
Net realized and unrealized loss on futures contracts	$(746,046)	$(459,005)
Interest income earned on cash and cash equivalents	$63,740	$188,495
Annualized yield based on average daily total net assets	0.65%	1.88%
Net Loss	$(916,995)	$(538,872)
Weighted average share outstanding	1,600,916	1,415,480
Management Fees	$73,687	$74,964
Total gross fees and other expenses excluding management fees	$307,855	$330,027
Brokerage Commissions	$13,554	$3,471
Expenses waived by the Sponsor	$146,853	$136,629
Total expense ratio net of expenses waived by the Sponsor	3.18%	3.58%
Net investment loss	2.32%	1.07%

The decrease in interest and other income year over year was due to the economic uncertainty of the COVID-19 pandemic and the significant decrease in the effective federal fund rates. As a result, the amount of interest income earned by CANE as a percentage of average daily total net assets was lower during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. The Fund earns interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper.

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

The decrease in total gross fees and other expenses excluding management fees for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019 was generally due to the decrease in average assets under management relative to the other Funds. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The increase in total brokerage commissions for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, was primarily due to an increase in contracts purchased, liquidated, and rolled.

For the Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

	Three months ended	Three months ended
	September 30, 2020	September 30, 2019
Average daily total net assets	$11,361,304	$9,271,064
Net realized and unrealized gain (loss) on futures contracts	$668,402	$(542,581)
Interest income earned on cash and cash equivalents	$5,633	$55,606
Annualized yield based on average daily total net assets	0.05%	0.60%
Net Income (Loss)	$604,883	$(567,809)
Weighted average share outstanding	1,913,319	1,386,961
Management Fees	$28,558	$23,368
Total gross fees and other expenses excluding management fees	$73,555	$94,659
Brokerage Commissions	$5,311	$1,355
Expenses waived by the Sponsor	$32,961	$37,193
Total expense ratio net of expenses waived by the Sponsor	2.42%	3.46%
Net investment loss	2.22%	1.08%

The decrease in interest and other income year over year was due to the economic uncertainty of the COVID-19 pandemic and the significant decrease in the effective federal fund rates. As a result, the amount of interest income earned by CANE as a percentage of average daily total net assets was lower during the three months ended September 30, 2020, compared to the three months ended September 30, 2019. The Fund earns interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper.

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

The decrease in total gross fees and other expenses excluding management fees for the three months ended September 30, 2020, compared to the three months ended September 30, 2019 was generally due to the net asset level relative to the other Funds. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The increase in total brokerage commissions for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, was primarily due to an increase in contracts purchased, liquidated, and rolled.

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

	Period Ending	Period Ending
	September 30, 2020	September 30, 2019	Change	% Change
Total Net Assets	$63,587,353	$50,469,335	$13,118,018	26%
Shares Outstanding	11,125,004	9,500,004	1,625,000	17%
Net Asset Value per share	$5.72	$5.31	$0.41	8%
Closing Price	$5.71	$5.30	$0.41	8%

Total net assets for the Fund increased year over year by 26%, driven by a combination of a decrease in total shares outstanding of 1,625,000 or 17% and an increase in the NAV per share of $0.41 or 8%. This increase year over year, in the opinion of management, was due to concerns over reduced supplies, higher domestic use, unchanged exports, and lower ending stocks.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to September 30, 2020 and serves to illustrate the relative changes of these components.

WEAT AUM Analysis
WEAT Shares Outstanding
WEAT AUM
WEAT NAV Per Share
Shares Outstanding (Thousands)
AUM (Million $) & NAV ($ per share)
12000
10000
8000
6000
4000
2000
0
90
80
70
60
50
40
30
20
10
0
30/09/2011
31/12/2011
31/03/2012
30/06/2012
30/09/2012
31/12/2012
31/03/2013
30/06/2013
30/09/2013
31/12/2013
31/03/2014
30/06/2014
30/09/2014
31/12/2014
31/03/2015
30/06/2015
30/09/2015
31/12/2015
31/03/2016
30/06/2016
30/09/2016
31/12/2016
31/03/2017
30/06/2017
30/09/2017
31/12/2017
31/03/2018
30/06/2018
30/09/2018
31/12/2018
31/03/2019
30/06/2019
30/09/2019
31/12/2019
31/03/2020
30/06/2020
30/09/2020

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

For the Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

	Nine months ended	Nine months ended
	September 30, 2020	September 30, 2019
Average daily total net assets	$50,594,482	$54,574,192
Net realized and unrealized gain (loss) on futures contracts	$841,811	$(5,505,657)
Interest income earned on cash and cash equivalents	$378,205	$1,069,721
Annualized yield based on average daily total net assets	0.75%	1.96%
Net Income (Loss)	$34,588	$(5,882,555)
Weighted average share outstanding	9,284,949	9,982,605
Management Fees	$378,768	$408,185
Total gross fees and other expenses excluding management fees	$823,044	$1,040,934
Brokerage Commissions	$29,059	$14,841
Expenses waived by the Sponsor	$16,384	$2,500
Total expense ratio net of expenses waived by the Sponsor	3.13%	3.54%
Net investment loss	2.13%	0.92%

The decrease in interest and other income year over year was due to the economic uncertainty of the COVID-19 pandemic and the significant decrease in the effective federal fund rates. As a result, the amount of interest income earned by WEAT as a percentage of average daily total net assets was lower during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. The Fund earns interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper.

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

The decrease in total gross fees and other expenses excluding management fees for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019 was generally due to the decrease in average assets under management relative to the other Funds. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The increase in total brokerage commissions for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, was primarily due to an increase in contracts purchased, liquidated, and rolled.

For the Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

	Three months ended	Three months ended
	September 30, 2020	September 30, 2019
Average daily total net assets	$54,584,495	$51,288,641
Net realized and unrealized gain (loss) on futures contracts	$7,558,513	$(4,289,582)
Interest income earned on cash and cash equivalents	$51,225	$320,662
Annualized yield based on average daily total net assets	0.09%	0.63%
Net Income (Loss)	$7,277,633	$(4,378,573)
Weighted average share outstanding	10,180,982	9,692,124
Management Fees	$137,207	$129,276
Total gross fees and other expenses excluding management fees	$211,282	$280,377
Brokerage Commissions	$14,900	$3,294
Expenses waived by the Sponsor	$16,384	$-
Total expense ratio net of expenses waived by the Sponsor	2.42%	3.17%
Net investment loss	2.05%	0.69%

The decrease in interest and other income year over year was due to the economic uncertainty of the COVID-19 pandemic and the significant decrease in the effective federal fund rates. As a result, the amount of interest income earned by WEAT as a percentage of average daily total net assets was lower during the three months ended September 30, 2020, compared to the three months ended September 30, 2019. The Fund earns interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper.

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

The decrease in total gross fees and other expenses excluding management fees for the three months ended September 30, 2020, compared to the three months ended September 30, 2019 was generally due to the net asset level relative to the other Funds. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The increase in total brokerage commissions for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, was primarily due to an increase in contracts purchased, liquidated, and rolled.

Teucrium Agricultural Fund

The Teucrium Agricultural Fund commenced operation on March 28, 2012. The investment objective of the Fund is to provide daily investment results that reflect the combined daily performance of four other commodity pools that are a series of the Trust and are sponsored by the Sponsor: the Teucrium Corn Fund, the Teucrium Wheat Fund, the Teucrium Soybean Fund and the Teucrium Sugar Fund (the “Underlying Funds”). Under normal market conditions, the Fund seeks to achieve its investment objective generally by investing equally in shares of each of the four Underlying Funds. The Fund’s investments in shares of the Underlying Funds is rebalanced, generally on a daily basis, in order to maintain approximately a 25% allocation to each of the Fund’s assets to each Underlying Fund. The fund does not track the spot price of corn, wheat, soybeans, or sugar cane. The Fund does not intend to invest directly in futures contracts (“Futures Contracts”), although it reserves the right to do so in the future, including if an Underlying Fund ceases operation.

	Period Ending	Period Ending
	September 30, 2020	September 30, 2019	Change	% Change
Total Net Assets	$1,153,104	$1,425,316	$(272,212)	-19%
Shares Outstanding	62,502	75,002	(12,500)	-17%
Net Asset Value per share	$18.45	$19.00	$(0.55)	-3%
Closing Price	$18.41	$18.93	$(0.52)	-3%

Total net assets for the Fund decreased year over year by 19%, driven by a combination of a decrease in total shares outstanding of 12,500 or 17% and a decrease in the NAV per share of ($0.55) or 3%. This decrease year over year, in the opinion of management, was due to concerns over economic uncertainty and market volatility due to the COVID-19 pandemic.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to September 30, 2020 and serves to illustrate the relative changes of these components.

TAGS AUM Analysis
TAGS Shares Outstanding
TAGS AUM
TAGS NAV Per Share
Shares Outstanding (Thousands)
AUM (Million $) & NAV ($ per share)
120
100
80
60
40
20
0
60
50
40
30
20
10
0
30/03/2012
30/06/2012
30/09/2012
31/12/2012
31/03/2013
30/06/2013
30/09/2013
31/12/2013
31/03/2014
30/06/2014
30/09/2014
31/12/2014
31/03/2015
30/06/2015
30/09/2015
31/12/2015
31/03/2016
30/06/2016
30/09/2016
31/12/2016
31/03/2017
30/06/2017
30/09/2017
31/12/2017
31/03/2018
30/06/2018
30/09/2018
31/12/2018
31/03/2019
30/06/2019
30/09/2019
31/12/2019
31/03/2020
30/06/2020
30/09/2020

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

For the Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

	Nine months ended	Nine months ended
	September 30, 2020	September 30, 2019
Average daily total net assets	$1,252,946	$1,474,604
Net realized and unrealized loss on securities	$(114,046)	$(97,398)
Interest income earned on cash equivalents	$11	$50
Annualized yield based on average daily total net assets	0.00%	0.00%
Net Loss	$(115,875)	$(99,444)
Weighted average share outstanding	70,851	75,002
Total gross fees and other expenses	$35,127	$34,864
Brokerage Commissions	$-	$1
Expenses waived by the Sponsor	$33,287	$32,768
Total expense ratio net of expenses waived by the Sponsor	0.20%	0.19%
Net investment loss	0.20%	0.19%

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

The total gross fees and other expenses for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019 generally remained unchanged. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

For the Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

	Three months ended	Three months ended
	September 30, 2020	September 30, 2019
Average daily total net assets	$1,088,479	$1,425,932
Net realized and unrealized gain (loss) on securities	$105,685	$(84,379)
Interest income earned on cash equivalents	$-	$16
Annualized yield based on average daily total net assets	0.00%	0.00%
Net Income (Loss)	$105,128	$(85,046)
Weighted average share outstanding	62,638	75,002
Total gross fees and other expenses	$3,341	$4,686
Brokerage Commissions	$-	$-
Expenses waived by the Sponsor	$2,784	$4,003
Total expense ratio net of expenses waived by the Sponsor	0.20%	0.19%
Net investment loss	0.20%	0.19%

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

The total gross fees and other expenses for the three months ended September 30, 2020, compared to the three months ended September 30, 2019 generally remained unchanged. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

Market Outlook

The Corn Market

Corn is currently the most widely produced livestock feed grain in the United States. The two largest demands for the United States’ corn crop are livestock feed and ethanol production. Corn is also processed into food and industrial products, including starch, sweeteners, corn oil, beverages, and industrial alcohol. The United States Department of Agriculture (“USDA”) publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide corn production and consumption, and for other grains such as soybeans and wheat which can be used in some cases as a substitute for corn. These reports are available on the USDA’s website, www.usda.gov, at no charge. The outlook provided below is from the October 2020 USDA report.

The United States is the world’s leading producer and exporter of corn. For the Crop Year 2020-2021, the United States Department of Agriculture (“USDA”) estimates that the U.S. will produce approximately 32% of all the corn globally, of which about 16% will be exported. For 2020-2021 estimates, based on the October 2020 USDA report, global consumption of 1,163 Million Metric Tons (MMT) is expected to be slightly higher than global production of 1,159 MMT. If the global supply of corn exceeds global demand, this may have an adverse impact on the price of corn. In addition to the United States, other principal world corn exporters include Argentina, Brazil, Russia, South Africa, and Ukraine. Major importer nations include Egypt, the European Union (EU), Japan, Mexico, Southeast Asia, and South Korea. China’s production at 260 MMT is approximately 7% less than its domestic usage.

According to the USDA, global corn consumption has increased by 595% from crop year 1960/1961 to 2020/2021 as demonstrated by the graph below and is projected to continue to grow in upcoming years. Consumption growth is the result of a combination of many factors including: 1) global population growth, which, according to the U.S. Census Department, is estimated to increase by approximately 81 million people per year and reach 9.7 billion by 2050; 2) a growing global middle class which is increasing the demand for protein and meat-based products globally and most significantly in developing countries; and 3) global use of bio-fuels which is generally driven by government policy. Based on USDA estimates as of October 9, 2020, for each person added to the population, there needs to be an additional 5.9 bushels of corn, 1.7 bushels of soybeans and 3.5 bushels of wheat produced.

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

On October 9, 2020, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2020-21. The exhibit below provides a summary of historical and current information for United States corn production.

U.S. Corn Supply/Demand Balance

Marketing Year September - August

Million Bushels

											Oct 9 Est.	19-20 to	Oct 9 Est.	20-21 to
											USDA	18-19	USDA	19-20
Crop Year	09-10	10-11	11-12	12-13	13-14	14-15	15-16	16-17	17-18	18-19	19-20	% Change	20-21	% Change
Planted Acres	86.4	88.2	91.9	97.3	95.4	90.6	88.0	94.0	90.2	88.9	89.7	1%	91.0	1%
Harvested Acres	79.5	81.4	84.0	87.4	87.5	83.1	80.8	86.7	82.7	81.3	81.3	0%	82.5	1%
Difference	6.9	6.8	7.9	9.9	7.9	7.5	7.2	7.3	7.5	7.6	8.4	11%	8.5	1%
Yield	164.7	152.8	147.2	123.1	158.1	171.0	168.4	174.6	176.6	176.4	167.5	-5%	178.4	7%

Beginning Stocks	1,673	1,708	1,128	989	821	1,232	1,731	1,737	2,293	2,140	2,221	4%	1,995	-10%
Production	13,092	12,447	12,360	10,755	13,829	14,216	13,602	15,148	14,609	14,340	13,620	-5%	14,722	8%
Imports	8	28	29	160	36	32	68	57	36	28	42	50%	25	-40%
Total Supply	14,774	14,182	13,516	11,904	14,686	15,479	15,401	16,942	16,939	16,509	15,883	-4%	16,742	5%

Feed	5,125	4,793	4,545	4,315	5,040	5,280	5,114	5,470	5,304	5,429	5,827	7%	5,775	-1%
Food/Seed/Industrial	5,961	6,428	6,439	6,038	6,493	6,601	6,648	6,885	7,057	6,793	6,282	-8%	6,475	3%
Ethanol for Fuel(incld above)	4,591	5,021	5,011	4,641	5,124	5,200	5,224	5,432	5,605	5,378	4,852	-10%	5,050	4%
Exports	1,980	1,834	1,543	730	1,920	1,867	1,901	2,294	2,438	2,066	1,778	-14%	2,325	31%
Total Usage	13,066	13,055	12,527	11,083	13,454	13,748	13,664	14,650	14,798	14,288	13,887	-3%	14,575	5%

Ending Stocks (Inventory)	1,708	1,128	989	821	1,232	1,731	1,737	2,293	2,140	2,221	1,995	-10%	2,167	9%

Stocks/Use Ratio	13%	9%	8%	7%	9%	13%	13%	16%	14%	16%	14%	-8%	15%	3%
farm Price ($/bushel)	$3.55	$5.18	$6.22	$6.89	$4.46	$3.70	$3.61	$3.36	$3.36	$3.61	$3.56		$3.60

Calculations:
Demand per day (incld expt)¹	35.8	35.8	34.3	30.4	36.9	37.7	37.4	40.1	40.5	39.1	38.0	-3%	39.9	5%
Carry-out days supply	47.7	31.5	28.8	27.0	33.4	46.0	46.4	57.1	52.8	56.7	52.4	-8%	54.3	3%
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

The Soybean Market

Global soybean production is concentrated in the U.S., Brazil, Argentina, and China. The United States Department of Agriculture (“USDA”) has estimated that, for the Crop Year 2020-21, the United States will produce approximately 116 MMT of soybeans or approximately 32% of estimated world production, with Brazil production at 133 MMT. Argentina is projected to produce about 54 MMT. For 2020-21, based on the October 2020 USDA report, global consumption of 371 MMT is estimated slightly higher than global production of 368 MMT. If the global supply of soybeans exceeds global demand, this may have an adverse impact on the price of soybeans. The USDA publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide soybean production and consumption. These reports are available on the USDA’s website, www.usda.gov, at no charge. The outlook provided below is from the October 2020 USDA report.

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

On October 9, 2020, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2020-21. The exhibit below provides a summary of historical and current information for United States soybean production.

U.S. Soybean Supply/Demand Balance

Marketing Year September - August

Million Bushels

											Oct 9 Est.	19-20 to	Oct 9 Est.	20-21 to
											USDA	18-19	USDA	19-20
Crop Year	09-10	10-11	11-12	12-13	13-14	14-15	15-16	16-17	17-18	18-19	19-20	% Change	20-21	% Change
Planted Acres	77.5	77.4	75.0	77.2	76.8	83.3	82.7	83.5	90.2	89.2	76.1	-15%	83.1	9%
Harvested Acres	76.4	76.6	73.8	76.1	76.3	82.6	81.7	82.7	89.5	87.6	74.9	-14%	82.3	10%
Difference	1.1	0.8	1.2	1.0	0.5	0.7	1.0	0.8	0.7	1.6	1.2	-25%	0.8	-33%
Yield	44.0	43.5	41.9	40.0	44.0	47.5	48.0	51.9	49.3	50.6	47.4	-6%	51.9	9%

Beginning Stocks	138	151	215	169	141	92	191	197	302	438	909	108%	523	-42%
Production	3,359	3,329	3,094	3,042	3,358	3,927	3,926	4,296	4,412	4,428	3,552	-20%	4,268	20%
Imports	15	14	16	41	72	33	24	22	22	14	15	7%	15	0%
Total Supply	3,512	3,495	3,325	3,252	3,570	4,052	4,140	4,516	4,735	4,880	4,476	-8%	4,806	7%

Crushings	1,752	1,648	1,703	1,689	1,734	1,873	1,886	1,901	2,055	2,092	2,165	3%	2,180	1%
Seed, Feed and Residual	110	131	89	105	107	146	115	147	109	127	112	-12%	136	21%
Exports	1,499	1,501	1,365	1,317	1,638	1,842	1,942	2,166	2,134	1,752	1,676	-4%	2,200	31%
Total Usage	3,361	3,280	3,155	3,111	3,478	3,862	3,944	4,214	4,297	3,971	3,953	0%	4,516	14%

Ending Stocks (Inventory)	151	215	169	141	92	191	197	302	438	909	523	-42%	290	-45%

Stocks/Use Ratio	4.5%	6.6%	5.4%	4.5%	2.6%	4.9%	5.0%	7.2%	10.2%	22.9%	13%	-42%	6.4%	-51%
farm Price ($/bushel)	$9.59	$11.30	$12.50	$14.40	$13.00	$10.10	$8.95	$9.47	$9.33	$8.48	$8.57		$9.80

Calculations:
Demand per day (incld expt)¹	9.2	9.0	8.6	8.5	9.5	10.6	10.8	11.5	11.8	10.9	10.8	0%	12.4	14%
Carry-out days supply	16.4	23.9	19.6	16.6	9.7	18.1	18.2	26.2	37.2	83.6	48.3	-42%	23.4	-51%
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

The Sugar No. 11 Futures Contract is the world benchmark contract for raw sugar trading. This contract prices the physical delivery of raw cane sugar, delivered to the receiver’s vessel at a specified port within the country of origin of the sugar. Sugar No. 11 Futures Contracts trade on ICE Futures U.S. and the NYMEX in units of 112,000 pounds.

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

The Wheat Market

Wheat is used to produce flour, the key ingredient for breads, pasta, crackers, and many other food products, as well as several industrial products such as starches and adhesives. Wheat by-products are used in livestock feeds. Wheat is the principal food grain produced in the United States, and the United States’ output of wheat is typically exceeded only by the European Union, Russia, and Ukraine. The United States Department of Agriculture (“USDA”) estimates that for 2020-21, the principal global producers of wheat will be the EU, Russia, Ukraine, China, India, the United States, Australia, and Canada. The U.S. generates approximately 6% of the global production, with approximately 53% of that being exported. For 2020-21, based on the October 9, 2020 USDA report, global consumption of 751 MMT is estimated to be slightly lower than production of 773 MMT. If the global supply of wheat exceeds global demand, this may have an adverse impact on the price of wheat. The USDA publishes weekly, monthly, quarterly, and annual updates for U.S. domestic and worldwide wheat production and consumption. These reports are available on the USDA’s website, www.usda.gov, at no charge.

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

On October 9, 2020, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2020-21. The exhibit below provides a summary of historical and current information for United States wheat production.

U.S. Wheat Supply/Demand Balance

Marketing Year  June - May

Million Bushels

											Oct 9 Est.	19-20 to	Oct 9 Est.	20-21 to
											USDA	18-19	USDA	19-20
Crop Year	09-10	10-11	11-12	12-13	13-14	14-15	15-16	16-17	17-18	18-19	19-20	% Change	20-21	% Change
Planted Acres	59.2	53.6	54.4	55.3	56.2	56.8	55.0	50.1	46.1	47.8	45.5	-5%	44.3	-3%
Harvested Acres	49.9	47.6	45.7	48.8	45.3	46.4	47.3	43.8	37.6	39.6	37.4	-6%	36.7	-2%
Difference	9.3	6.0	8.7	6.5	10.9	10.4	7.7	6.3	8.5	8.2	8.1	-1%	7.6	-6%
Yield	44.5	46.3	43.7	46.2	47.1	43.7	43.6	52.7	46.4	47.6	51.7	9%	49.7	-4%

Beginning Stocks	657	976	862	743	718	590	752	976	1,181	1,099	1,080	-2%	1,028	-5%
Production	2,218	2,207	1,999	2,252	2,135	2,026	2,062	2,309	1,741	1,885	1,932	2%	1,826	-5%
Imports	119	97	112	123	173	151	113	118	158	135	105	-22%	125	19%
Total Supply	2,993	3,279	2,974	3,118	3,026	2,768	2,927	3,402	3,080	3,119	3,117	0%	2,979	-4%

Food	919	926	941	951	955	958	957	949	964	955	962	1%	960	0%
Seed	69	71	76	73	77	79	67	61	63	59	60	2%	61	2%
Feed and residual	150	132	164	364	228	114	149	160	47	88	102	16%	100	-2%
Exports	879	1,289	1,050	1,012	1,176	864	778	1,051	906	937	965	3%	975	1%
Total Usage	2,018	2,417	2,231	2,400	2,436	2,015	1,951	2,222	1,981	2,039	2,089	2%	2,096	0%

Ending Stocks (Inventory)	976	862	743	718	590	752	976	1,181	1,099	1,080	1,028	-5%	883	-14%

Stocks/Use Ratio	48.4%	35.7%	33.3%	29.7%	24.2%	37.3%	50.0%	53.2%	55.5%	53.0%	49.2%	-7%	42.1%	-14%
farm Price ($/bushel)	$4.87	$5.70	$7.24	$7.77	$6.87	$5.99	$4.89	$3.89	$4.72	$5.16	$4.58		$4.70

Calculations:
Demand per day (incld expt)¹	5.5	6.6	6.1	6.6	6.7	5.5	5.3	6.1	5.4	5.6	5.7	2%	5.7	0%
Carry-out days supply	176.5	130.2	121.6	108.6	88.4	136.2	182.6	194.0	202.5	193.3	179.6	-7%	153.8	-14%
¹ in millions of bushels per day

Calculating the Net Asset Value

The NAV of each Fund is calculated by:

-	taking the current market value of its total assets, and
-	subtracting any liabilities.

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

134

3.

Commodity futures contracts held by the Funds are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized appreciation or depreciation on commodity futures contracts are reflected in the statement of operations as the difference between the original contract amount and the fair market value as of the last business day of the year or as of the last date of the financial statements. Changes in the appreciation or depreciation between periods are reflected in the statement of operations. Interest on cash equivalents and deposits are recognized on the accrual basis. The Funds seek to earn interest on funds held at the custodian or other financial institutions at prevailing market rates for such investments.

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

136

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

The proposed rules also would expand the current list of enumerated bona fide hedges to include, for example, hedges of anticipated merchandizing. To provide market participants with greater flexibility on managing their business risks, the proposal also provides guidance on whether and when market participants are permitted to measure risk on a gross basis rather than a net basis. However, firms will be required to measure risk on a consistent basis. Enumerated hedges are self-effectuating. That is, no prior approval would be required from the CFTC, although a market participant would be required to obtain approval from the relevant exchange. Self-effectuating hedge exemptions also would be available for other transactions such as spreads, and pass-through swaps as approved by exchanges. With respect to non-enumerated hedge exemptions, a market participant would be required to file a request to exceed the position limit with the relevant exchange. If the exchange grants the request for a non-enumerated hedge exemption, the exchange will forward its decision to the CFTC for review. The exemption will be deemed granted provided the CFTC does not intervene during a 10-day review period. The market participant would not be permitted to exceed the applicable position limit until the 10-day review period lapses. Importantly, the CFTC may act solely through its commissioners and not through staff. In terms of process changes, the CFTC is proposing to eliminate Form 204 cash positions report and the cash information reported under Form 304. Comments on the proposed rule must be submitted no later than 90 days after approval of the proposal by the CFTC (i.e., April 29, 2020). The CFTC does not intend to extend the comment period

It is unknown at this time the effect that such passage, adoption or modification will have, positively or negatively, on our industry or on a Fund. The size or duration of positions available to a Fund may be severely limited. Pursuant to the CFTC’s and the exchanges’ aggregation requirements, all accounts owned or managed by the Sponsor are likely to be combined for speculative position limits purposes. The Funds could be required to liquidate positions it holds in order to comply with such limits or may not be able to fully implement trading instructions generated by its trading models, in order to comply with such limits. Any such liquidation or limited implementation could result in substantial costs to a Fund.

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

Off Balance Sheet Financing

As of September 30, 2020, neither the Trust nor any of the Funds has any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Funds. While the exposure of each Fund under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial positions of each Fund.

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

During the period from January 1, 2020 through September 30, 2020 the average daily change in the NAV of each Fund was within plus/minus 10 percent of the average daily change in the Benchmark of each Fund, as stated in the applicable prospectus for each Fund.

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

The tables below present a quantitative analysis of hypothetical impact of price decreases and increases in each of the commodity futures contracts held by each of the Funds, or the Underlying Funds in the case of TAGS, on the actual holdings and NAV per share as of September 30, 2020. For purposes of this analysis, all futures contracts held by the Funds and the Underlying Funds are assumed to change by the same percentage. In addition, the cash held by the Funds and any management fees paid to the Sponsor are assumed to remain constant and not impact the NAV per share. There may be very slight and immaterial differences, due to rounding, in the tables presented below.

CORN:

	September 30, 2020 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of September 30, 2020	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Corn Futures MAR21	2,760	$3.8825	$53,578,500	$48,220,650	$45,541,725	$42,862,800	$58,936,350	$61,615,275	$64,294,200
CBOT Corn Futures MAY21	2,333	$3.9350	$45,901,775	$41,311,598	$39,016,509	$36,721,420	$50,491,953	$52,787,041	$55,082,130
CBOT Corn Futures DEC21	2,726	$3.9150	$53,361,450	$48,025,305	$45,357,233	$42,689,160	$58,697,595	$61,365,668	$64,033,740
Total CBOT Corn Futures			$152,841,725	$137,557,553	$129,915,467	$122,273,380	$168,125,898	$175,767,984	$183,410,070

Shares outstanding			11,625,004	11,625,004	11,625,004	11,625,004	11,625,004	11,625,004	11,625,004

Net Asset Value per Share attributable directly to CBOT Corn Futures			$13.15	$11.83	$11.18	$10.52	$14.46	$15.12	$15.78
Total Net Asset Value per Share as reported			$13.15
Change in the Net Asset Value per Share				$(1.31)	$(1.97)	$(2.63)	$1.31	$1.97	$2.63

Percent Change in the Net Asset Value per Share				-10.00%	-15.00%	-20.00%	10.00%	15.00%	20.00%

SOYB:

	September 30, 2020 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of September 30, 2020	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Soybean Futures JAN21	875	$10.2725	$44,942,188	$40,447,969	$38,200,859	$35,953,750	$49,436,406	$51,683,516	$53,930,625
CBOT Soybean Futures MAR21	756	$10.2100	$38,593,800	$34,734,420	$32,804,730	$30,875,040	$42,453,180	$44,382,870	$46,312,560
CBOT Soybean Futures NOV21	933	$9.6650	$45,087,225	$40,578,503	$38,324,141	$36,069,780	$49,595,948	$51,850,309	$54,104,670
Total CBOT Soybean Futures			$128,623,213	$115,760,892	$109,329,730	$102,898,570	$141,485,534	$147,916,695	$154,347,855

Shares outstanding			8,100,004	8,100,004	8,100,004	8,100,004	8,100,004	8,100,004	8,100,004

Net Asset Value per Share attributable directly to CBOT Soybean Futures			$15.88	$14.29	$13.50	$12.70	$17.47	$18.26	$19.06
Total Net Asset Value per Share as reported			$15.87
Change in the Net Asset Value per Share				$(1.59)	$(2.38)	$(3.18)	$1.59	$2.38	$3.18

Percent Change in the Net Asset Value per Share				-10.01%	-15.01%	-20.02%	10.01%	15.01%	20.02%

CANE:

	September 30, 2020 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of September 30, 2020	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
ICE #11 Sugar Futures MAY21	270	$0.1322	$3,997,728	$3,597,955	$3,398,069	$3,198,182	$4,397,501	$4,597,387	$4,797,274
ICE #11 Sugar Futures JUL21	238	$0.1290	$3,438,624	$3,094,762	$2,922,830	$2,750,899	$3,782,486	$3,954,418	$4,126,349
ICE #11 Sugar Futures MAR22	276	$0.1297	$4,009,286	$3,608,358	$3,407,893	$3,207,429	$4,410,215	$4,610,679	$4,811,144
Total ICE #11 Sugar Futures			$11,445,638	$10,301,075	$9,728,792	$9,156,510	$12,590,202	$13,162,484	$13,734,767

Shares outstanding			1,875,004	1,875,004	1,875,004	1,875,004	1,875,004	1,875,004	1,875,004

Net Asset Value per Share attributable directly to ICE #11 Sugar Futures			$6.10	$5.49	$5.19	$4.88	$6.71	$7.02	$7.33
Total Net Asset Value per Share as reported			$6.11
Change in the Net Asset Value per Share				$(0.61)	$(0.92)	$(1.22)	$0.61	$0.92	$1.22

Percent Change in the Net Asset Value per Share				-10.00%	-15.00%	-20.00%	10.00%	15.00%	20.00%

WEAT:

	September 30, 2020 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of September 30, 2020	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Wheat Futures MAR21	766	$5.8375	$22,357,625	$20,121,863	$19,003,981	$17,886,100	$24,593,388	$25,711,269	$26,829,150
CBOT Wheat Futures MAY21	652	$5.8625	$19,111,750	$17,200,575	$16,244,988	$15,289,400	$21,022,925	$21,978,513	$22,934,100
CBOT Wheat Futures DEC21	742	$5.9600	$22,111,600	$19,900,440	$18,794,860	$17,689,280	$24,322,760	$25,428,340	$26,533,920
Total CBOT Wheat Futures			$63,580,975	$57,222,878	$54,043,829	$50,864,780	$69,939,073	$73,118,122	$76,297,170

Shares outstanding			11,125,004	11,125,004	11,125,004	11,125,004	11,125,004	11,125,004	11,125,004

Net Asset Value per Share attributable directly to CBOT Wheat Futures			$5.72	$5.14	$4.86	$4.57	$6.29	$6.57	$6.86
Total Net Asset Value per Share as reported			$5.72
Change in the Net Asset Value per Share				$(0.57)	$(0.86)	$(1.14)	$0.57	$0.86	$1.14

Percent Change in the Net Asset Value per Share				-10.00%	-15.00%	-20.00%	10.00%	15.00%	20.00%

TAGS:

	September 30, 2020 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of September 30, 2020	Number of Shares Held	Closing NAV	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value
Teucrium Corn Fund	22,058	$13.1478	$290,014	$261,013	$246,512	$232,011	$319,015	$333,516	$348,017
Teucrium Soybean Fund	18,181	$15.8653	$288,447	$259,602	$245,180	$230,758	$317,292	$331,714	$346,136
Teucrium Sugar Fund	46,924	$6.1052	$286,480	$257,832	$243,508	$229,184	$315,128	$329,452	$343,776
Teucrium Wheat Fund	50,037	$5.7157	$285,997	$257,397	$243,097	$228,798	$314,597	$328,897	$343,196
Total value of shares of the Underlying Funds			$1,150,938	$1,035,844	$978,297	$920,751	$1,266,032	$1,323,579	$1,381,125

Shares outstanding			62,502	62,502	62,502	62,502	62,502	62,502	62,502

Net Asset Value per Share attributable directly to shares of the Underlying Funds			$18.41	$16.57	$15.65	$14.73	$20.26	$21.18	$22.10
Total Net Asset Value per Share as reported			$18.45
Change in the Net Asset Value per Share				$(1.84)	$(2.76)	$(3.68)	$1.84	$2.76	$3.68

Percent Change in the Net Asset Value per Share				-9.98%	-14.97%	-19.96%	9.98%	14.97%	19.96%

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

Item 1A. Risk Factors

As previously disclosed in the Trust's Quarterly Report on Form 10-Q, the Sponsor has enhanced specific risk disclosure to address the recent pandemic spread of the novel coronavirus known as COVID-19. Other than this update, there are no other material changes to those previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed on March 11, 2020.

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

Risks Applicable to all Funds

There are Risks Related to Fund Structure and Operations of the Funds

Consistent with its authority under the Trust Agreement and Delaware law, each Fund, in its sole discretion and without shareholder approval or advance notice, may change its investment objective, Benchmark or investment strategies, subject to applicable regulatory requirements, including, but not limited to, any requirement to amend applicable listing rules of the NYSE.  The reasons for and circumstances that may trigger any such changes may vary widely and cannot be predicted.  By way of example, the Funds may change the term structure or underlying components of the Benchmark in furtherance of the Fund’s investment objective of tracking the price of the specified commodity for future delivery (or, for TAGS, the investment objective of tracking the combined daily performance of the Underlying Funds) if, due to market conditions, a potential or actual imposition of position limits by the CFTC or futures exchange rules, or the imposition of risk mitigation measures by a futures commission merchant restricts the ability of the Fund (or, for TAGS, an Underlying Fund) to invest in the current Benchmark Futures Contracts.  Shareholders may experience losses on their investments in the Fund as a result of such changes.

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

The Funds seek to earn interest on cash balances available for investment. If actual interest rates were to continue to fall, the net investment loss of the Funds could be adversely impacted if the Sponsor were not able to waive expenses sufficient to cover any deficit.

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

In addition, for taxable years beginning after December 31, 2017, the Funds may be liable for U.S. federal income tax on any “imputed underpayment” of tax resulting from an adjustment as a result of an IRS audit. The amount of the imputed underpayment generally includes increases in allocations of items of income or gains to any investor and decreases in allocations of items of deduction, loss, or credit to any investor without any offset for any corresponding reductions in allocations of items of income or gain to any investor or increases in allocations of items of deduction, loss, or credit to any investor. If the Funds are required to pay any U.S. federal income taxes on any imputed underpayment, the resulting tax liability would reduce the net assets of the Funds and would likely have an adverse impact on the value of the Shares. In such a case, the tax liability would in effect be borne by Shareholders that own shares at the time of such assessment, which may be different persons, or persons with different ownership percentages, than persons owning Shares for the tax year under audit. Under certain circumstances, the Funds may be eligible to make an election to cause Shareholders to consider the amount of any imputed underpayment, including any interest and penalties. The ability of a publicly traded partnership such as the Funds to make this election is uncertain. If the election is made, the Funds would be required to provide Shareholders who owned beneficial interests in the Shares in the year to which the adjusted allocations relate with a statement setting forth their proportionate shares of the adjustment (“Adjusted K-1s”). The investors would be required to take the adjustment into account in the taxable year in which the Adjusted K-1s are issued. For an additional discussion please see “U.S. Federal Income Tax Considerations - Other Tax Matters.”

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

The Trust has received an opinion of counsel that, under current U.S. federal income tax laws, the Funds will be treated as a partnership that is not taxable as a corporation for U.S. federal income tax purposes, provided that, among other things, also (i) at least 90 percent of the Fund’s annual gross income consists of “qualifying income” as defined in the Code, (ii) the Funds are organized and operated in accordance with its governing agreements and applicable law, and (iii) the Funds do not elect to be taxed as a corporation for federal income tax purposes. Although the Sponsor anticipates that the Funds have satisfied and will continue to satisfy the “qualifying income” requirement for all of its taxable years, that result cannot be assured. The Funds have not requested and will not request any ruling from the IRS with respect to its classification as a partnership not taxable as a corporation for federal income tax purposes. If the IRS were to successfully assert that the Funds are taxable as a corporation for federal income tax purposes in any taxable year, rather than passing through its income, gains, losses and deductions proportionately to Shareholders, the Funds would be subject to tax on its net income for the year at corporate tax rates. In addition, although the Sponsor does not currently intend to make distributions with respect to Shares, any distributions would be taxable to Shareholders as dividend income to the extent of the Fund’s current and accumulated earnings and profits, then treated as a tax-free return of capital to the extent of the Shareholder’s basis in the Shares (and will reduce the basis), and, to the extent it exceeds a Shareholder’s basis in such Shares, as capital gain for Shareholders who hold their Shares as capital assets. Taxation of the Funds as a corporation could materially reduce the after-tax return on an investment in Shares and could substantially reduce the value of your Shares.

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

The Fund does not intend to limit the size of the offering and will attempt to expose substantially all of its proceeds to the corn market utilizing Corn Interests and cash and cash equivalents. If the Fund encounters position limits, accountability levels, or price fluctuation limits for Corn Futures Contracts on the CBOT, it may then, if permitted under applicable regulatory requirements, purchase Other Corn Interests and/or Corn Futures Contracts listed on foreign exchanges. However, the Corn Futures Contracts available on such foreign exchanges may have different underlying sizes, deliveries, and prices. In addition, the Corn Futures Contracts available on these exchanges may be subject to their own position limits and accountability levels. In any case, notwithstanding the potential availability of these instruments in certain circumstances, position limits could force the Fund to limit the number of Creation Baskets that it sells.

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

(b)

On July 31, 2010, for all Funds listed below except the Teucrium Agricultural Fund for which the contribution was made on April 1, 2011, the Sponsor made the following capital contributions and received the following shares for that contribution prior to each Fund’s commencement of operations; such shares were sold in private offerings exempt from registration under Section 4(2) of the Securities Act of 1933, as amended:

1.	a $100 capital contribution to the Teucrium Soybean Fund, another series of the Trust, in exchange for four shares of such fund;
2.	a $100 capital contribution to the Teucrium Sugar Fund, another series of the Trust, in exchange for four shares of such fund;
3.	a $100 capital contribution to the Teucrium Wheat Fund, another series of the Trust, in exchange for four shares of such fund;
4.	a $100 capital contribution to the Teucrium Agricultural Fund, another series of the Trust, in exchange for two shares of such fund.

Teucrium Corn Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-162033	30,000,000	June 7, 2010
2	333-187463	-	April 30, 2013
3	333-210010	-	April 29, 2016
4	333-230626	-	April 29, 2019
5	333-237234	10,000,000	May 1, 2020
6	333-248546	20,000,000	October 2, 2020

From June 9, 2010 (the commencement of operations) through September 30, 2020, 31,775,000 Shares of the Fund were sold at an aggregate offering price of $696,600,113. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund from June 9, 2010 (the commencement of operations) through September 30, 2020 in an amount equal to $1,014,965, resulting in net offering proceeds of $695,585,147. The offering proceeds were invested in corn futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Teucrium Soybean Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-167590	10,000,000	June 13, 2011
2	333-196210	-	June 30, 2014
3	333-217247	-	May 1, 2017
4	333-223940	5,000,000	April 30, 2018
5	333-241569	15,000,000	August 24, 2020

From September 19, 2011 (the commencement of the offering) through September 30, 2020, 12,900,000 Shares of the Fund were sold at an aggregate offering price of $210,801,126. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through September 30, 2020 in an amount equal to $166,842, resulting in net offering proceeds of $210,634,283. The offering proceeds were invested in soybean futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Teucrium Sugar Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-167585	10,000,000	June 13, 2011
2	333-196211	-	June 30, 2014
3	333-217248	-	May 1, 2017
4	333-223941	5,000,000	April 30, 2018
5	333-248545	15,000,000	October 2, 2020

From September 19, 2011 (the commencement of the offering) through September 30, 2020, 6,625,000 Shares of the Fund were sold at an aggregate offering price of $58,353,192. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through September 30, 2020 in an amount equal to $80,008, resulting in net offering proceeds of $58,273,184. The offering proceeds were invested in sugar futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Teucrium Wheat Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-167591	10,000,000	June 13, 2011
2	333-196209	-	June 30, 2014
3	333-212481	25,050,000	July 15, 2016
4	333-230623	30,000,000	April 29, 2019

From September 19, 2011 (the commencement of the offering) through September 30, 2020, 24,150,000 Shares of the Fund were sold at an aggregate offering price of $197,520,153. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through September 30, 2020 in an amount equal to $349,448, resulting in net offering proceeds of $197,170,705. The offering proceeds were invested in wheat futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Teucrium Agricultural Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-173691	5,000,000	February 10, 2012
2	333-201953	-	April 30, 2015
3	333-223943	-	April 30, 2018

From March 28, 2012 (the commencement of the offering) through September 30, 2020, 375,000 Shares of the Fund were sold at an aggregate offering price of $18,285,685. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through September 30, 2020 in an amount equal to $11,713, resulting in net offering proceeds of $18,273,972. The offering proceeds were invested in Shares of the Underlying Funds and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Issuer Purchases of CORN Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share
July 1 to July 21, 2020	1,725,000	$12.32
August 1 to August 31, 2020	2,150,000	$12.29
September 1 to September 30, 2020	50,000	$13.15
Total	3,925,000	$12.31

January 1 to September 30, 2020	5,350,000	$12.58

Issuer Purchases of CANE Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share
July 1 to July 21, 2020	-	$-
August 1 to August 31, 2020	-	$-
September 1 to September 30, 2020	525,000	$6.03
Total	525,000	$6.03

January 1 to September 30, 2020	1,225,000	$6.37

Issuer Purchases of WEAT Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share
July 1 to July 21, 2020	-	$-
August 1 to August 31, 2020	-	$-
September 1 to September 30, 2020	100,000	$5.55
Total	100,000	$5.55

January 1 to September 30, 2020	925,000	$5.50

Issuer Purchases of SOYB Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share
July 1 to July 21, 2020	600,000	$14.25
August 1 to August 31, 2020	400,000	$14.24
September 1 to September 30, 2020	-	$-
Total	1,000,000	$14.24

January 1 to September 30, 2020	1,275,000	$14.26

Issuer Purchases of TAGS Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share
July 1 to July 21, 2020	-	$-
August 1 to August 31, 2020	-	$-
September 1 to September 30, 2020	-	$-
Total	-	$-

January 1 to September 30, 2020	12,500	$16.78

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

Teucrium Commodity Trust (Registrant)

By:	Teucrium Trading, LLC
its Sponsor

By:	/s/ Cory Mullen-Rusin
Name:	Cory Mullen-Rusin
Chief Financial Officer

Date:	November 9, 2020

Teucrium Commodity Trust (Registrant)

By:	Teucrium Trading, LLC
its Sponsor

By:	/s/ Sal Gilbertie
Name:	Sal Gilbertie
Chief Executive Officer

Date:	November 9, 2020

