Form 10-K
period 2020-12-31
Teucrium Commodity Trust
filed 2021-03-16
CIK 1471824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2020

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 001-34765

Teucrium Commodity Trust
(Exact name of registrant as specified in its charter)

Delaware	61-1604335
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes    ☒ No

The aggregate market value of the units of each series of the registrant held by non-affiliates as of June 30, 2020 are included in the table below:

	Aggregate Market Value of Each Funds’ Shares Held	Total Number of Outstanding
	by Non-Affiliates as of June 30, 2020	Shares as of March 15, 2021

Teucrium Corn Fund	$88,350,050	9,900,004

Teucrium Sugar Fund	8,912,523	2,125,004

Teucrium Soybean Fund	56,229,306	4,675,004

Teucrium Wheat Fund	46,172,520	13,775,004

Teucrium Agricultural Fund	1,049,409	250,002

Total	$200,713,808

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

The Sponsor filed a registration statement on Form S-1 with the Securities and Exchange Commission for a proposed initial public offering of the Shares of the Teucrium Water Fund. As with its currently registered ETFs, Teucrium has applied for listing of the Water Fund with the New York Stock Exchange Arca under the symbol “WWTR”.

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

The Trust and the Funds operate pursuant to the Trust Agreement. Under the Trust Agreement, the Sponsor is solely responsible for management and conducts or directs the conduct of the business of the Trust, the Funds, and any series of the Trust that may from time to time be established and designated by the Sponsor. The Sponsor is required to oversee the purchase and sale of Shares by firms designated as “Authorized Purchasers” and to manage the Fund’s investments, including to evaluate the credit risk of futures commission merchants (FCMs) and swap counterparties and to review daily positions and margin/collateral requirements. The Sponsor has the power to enter into agreements as may be necessary or appropriate for the offer and sale of the Fund’s Shares and the oversight of the Trust’s activities. Accordingly, the Sponsor is responsible for selecting the Trustee, Administrator, Distributor, the independent registered public accounting firm of the Trust, and any legal counsel employed by the Trust. The Sponsor is also responsible for preparing and filing periodic reports on behalf of the Trust with the SEC and will provide any required certification for such reports. No person other than the Sponsor and its principals was involved in the organization of the Trust or the Funds.

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

Investing Strategy

Overview

The investment objective of each Underlying Fund is to have the daily changes in the NAV of the Fund’s Shares reflect the daily changes in a weighted average of the closing settlement prices for certain futures contracts for the commodity specified in the Underlying Fund’s name. (This weighted average is referred to herein as the Underlying Fund’s “Benchmark,” the Futures Contracts that at any given time make up an Underlying Fund’s Benchmark are referred to herein as the Underlying Fund’s “Benchmark Component Futures Contracts,” and the commodity specified in the Underlying Fund’s name is referred to herein as its “Specified Commodity.”) In the case of TAGS, the fund seeks to provide daily investment results that reflect the combined daily performance of the Underlying Funds. Each Fund pursues its investment objective by investing in a portfolio of exchange traded futures contracts (each, a “Futures Contract”) that expire in a specific month and trade on a specific exchange in the designated commodity comprising the Benchmark as defined below or shares of the Underlying Funds in the case of TAGS. Under normal market conditions, the Underlying Funds invest in futures contracts and cash and cash equivalents, and TAGS seeks to achieve its investment objective generally by investing equally in shares of each Underlying Fund.

Consistent with applicable provisions of the Trust Agreement and Delaware law, the Funds have broad authority to make changes to a Fund’s operations.  Consistent with this authority, each Fund, in its sole discretion and without shareholder approval or advance notice, may change its investment objective, Benchmark, or investment strategies.  The Funds have no current intention to make any such change, and any change is subject to applicable regulatory requirements, including, but not limited to, any requirement to amend applicable listing rules of the NYSE.

The reasons for and circumstances that may trigger any such changes may vary widely and cannot be predicted.  However, by way of example, the Funds may change the term structure or underlying components of the Benchmark in furtherance of the Fund’s investment objective of tracking the price of the specified commodity for future delivery (or, for TAGS, the investment objective of tracking the combined performance of the Underlying Funds) if, due to market conditions, a potential or actual imposition of position limits by the CFTC or futures exchange rules, or the imposition of risk mitigation measures by a futures commission merchant restricts the ability of the Fund (or, for TAGS, an Underlying Fund) to invest in the current Benchmark Futures Contracts.  The Funds would file a current report on Form 8-K and a prospectus supplement to describe any such change and the effective date of the change.  Shareholders may modify their holdings of the Fund’s shares in response to any change by purchasing or selling Fund shares through their broker-dealer.

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

The investment objective of TAGS is to provide daily investment results that reflect the combined daily performance of four other commodity pools, specifically CORN, SOYB, CANE and WEAT (the “Underlying Funds”). Under normal market conditions, the Fund seeks to achieve its investment objective generally by investing equally in shares of each Underlying Fund and, to a lesser extent, cash equivalents. The Fund’s investments in shares of Underlying Funds are rebalanced, generally on a daily basis, in order to maintain approximately a 25% allocation of the Fund’s assets to each Underlying Fund:

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

Each Benchmark is rebalanced periodically to ensure that each of the Benchmark Component Futures Contracts is weighted in the same proportion as in the investment objective for each Fund. The following tables reflect the December 31, 2020, Benchmark Component Futures Contracts weights for each of the Funds. The contract held is identified by the generally accepted nomenclature of contract month and year, which may differ from the month in which the contract expires:

CORN Benchmark Component Futures Contracts	Notional Value	Weight (%)
CBOT Corn Futures (2,004 contracts, MAY21)	$48,421,650	35%
CBOT Corn Futures (1,727 contracts, JUL21)	41,469,588	30
CBOT Corn Futures (2,226 contracts, DEC21)	48,387,675	35

Total at December 31, 2020	$138,278,913	100%

SOYB Benchmark Component Futures Contracts	Notional Value	Weight (%)
CBOT Soybean Futures (479 contracts, MAR21)	$31,398,450	35%
CBOT Soybean Futures (411 contracts, MAY21)	26,853,712	30
CBOT Soybean Futures (557 contracts, NOV21)	30,962,238	35

Total at December 31, 2020	$89,214,400	100%

CANE Benchmark Component Futures Contracts	Notional Value	Weight (%)
ICE Sugar Futures (272 contracts, MAY21)	$4,472,115	35%
ICE Sugar Futures (241 contracts, JUL21)	3,830,165	30
ICE Sugar Futures (279 contracts, MAR22)	4,459,090	35

Total at December 31, 2020	$12,761,370	100%

WEAT Benchmark Component Futures Contracts	Notional Value	Weight (%)
CBOT Wheat Futures (765 contracts, MAY21)	$24,460,875	35%
CBOT Wheat Futures (668 contracts, JUL21)	20,983,550	30
CBOT Wheat Futures (767 contracts, DEC21)	24,419,363	35

Total at December 31, 2020	$69,863,788	100%

TAGS Benchmark Component Futures Contracts	Notional Value	Weight (%)
Shares of Teucrium Corn Fund	$401,787	26%
Shares of Teucrium Soybean Fund	401,177	25
Shares of Teucrium Wheat Fund	395,482	25
Shares of Teucrium Sugar Fund	383,816	24

Total at December 31, 2020	$1,582,262	100%

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

The Funds seek to earn interest and other income (“interest income”) from cash equivalents that it purchases and, on the cash it holds through the Custodian or other financial institutions. The Sponsor anticipates that the interest income will increase the NAV of each Fund. The Funds apply the interest income to the acquisition of additional investments or use it to pay its expenses. If the Fund reinvests the earned interest income, it makes investments that are consistent with its investment objectives as disclosed. Any cash equivalent invested by a Fund will have original maturity dates of three months or less at inception. Any cash equivalent invested by a Fund will be deemed by the Sponsor to be of investment grade quality. As of December 31, 2020, available cash balances in each of the Funds were invested in the First American Government Obligations Fund - Class X, in demand deposits at Mechanics Bank, Capital One , PNC and in commercial paper with maturities of ninety days or less. Additionally, the CORN, SOYB, CANE and WEAT Funds may invest a portion of the amount of funds required to be deposited with the FCM as initial margin in U.S. Treasury obligations with time to maturity of 90 days or less. The obligations are purchased and held in the respective Fund accounts through the FCM.

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

Market Outlook

The Corn Market

Corn is currently the most widely produced livestock feed grain in the United States. The two largest demands of the United States’ corn crop are used in livestock feed and ethanol production. Corn is also processed into food and industrial products, including starch, sweeteners, corn oil, beverages and industrial alcohol. The United States Department of Agriculture (“USDA”) publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide corn production and consumption, and for other grains such as soybeans and wheat which can be used in some cases as a substitute for corn. These reports are available on the USDA’s website, www.usda.gov, at no charge. The outlook provided below is from the January 12, 2021 USDA report.

The United States is the world’s leading producer and exporter of corn. For the Crop Year 2020-21, the United States Department of Agriculture (“USDA”) estimates that the U.S. will produce approximately 32% of all the corn globally, of which about 18% will be exported. For 2020-2021, based on the January 12, 2021 USDA reports, global consumption of 1,153 Million Metric Tons (MMT) is expected to be slightly higher than global production of 1,134 MMT. If the global demand for corn exceeds global supply, this may have an impact on the price of corn. Besides the United States, other principal world corn exporters include Argentina, Brazil, Russia, South Africa and Ukraine. Major import nations include Mexico, Japan, the European Union (EU), South Korea, Egypt and parts of Southeast Asia. China’s production at 261 MMT is approximately 10% less than its domestic usage.

According to the USDA, global corn consumption has increased just over 590% from crop year 1960/1961 to 2020/2021 as demonstrated by the graph below and is projected to continue to grow in coming years. Consumption growth is the result of a combination of many factors including: 1) global population growth, which, according to the U.S. Census Department, is estimated to reach 9.7 billion by 2050; 2) a growing global middle class which is increasing the demand for protein and meat-based products globally and most significantly in developing countries; and 3) increased use of biofuels, including ethanol in the United States. Based on USDA estimates as of January 12, 2021, for each person added to the population, there needs to be an additional 5.9 bushels of corn, 1.8 bushels of soybeans and 3.6 bushels of wheat produced.

Global corn consumption may fluctuate year over year due to any number of reasons which may include, but is not limited to, economic conditions, global health concerns, international trade policy. Corn is a staple commodity used pervasively across the globe so that any contractions in consumption may only be temporary as has historically been the case.

While global consumption of corn has increased over the 1960/1961-2020/2021 period, so has production, driven by increases in acres planted and yield per acre. However, according to the USDA and United Nations, future growth in planted acres and yield may be inhibited by lower productive land, and lack of infrastructure and transportation. In addition, agricultural crops such as corn are highly weather dependent for yield and therefore susceptible to changing weather patterns. In addition, given the current production/consumption patterns, nearly 100% of all corn produced globally is consumed which leaves minimal excess inventory if production issues arise.

The price per bushel of corn in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to November 2020.

On January 12, 2021, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2020-21. The exhibit below provides a summary of historical and current information for United States corn production.

U.S. Corn Supply/Demand Balance
Marketing Year September - August
Million Bushels
											Dec 10 Est.	19-20 to	Dec 10 Est.	20-21 to
											USDA	18-19	USDA	19-20
Crop Year	09-10	10-11	11-12	12-13	13-14	14-15	15-16	16-17	17-18	18-19	19-20	% Change	20-21	% Change
Planted Acres	86.4	88.2	91.9	97.3	95.4	90.6	88.0	94.0	90.2	88.9	89.7	1%	90.8	1%
Harvested Acres	79.5	81.4	84.0	87.4	87.5	83.1	80.8	86.7	82.7	81.3	81.3	0%	82.5	1%
Difference	6.9	6.8	7.9	9.9	7.9	7.5	7.2	7.3	7.5	7.6	8.4	11%	8.3	-1%
Yield	164.7	152.8	147.2	123.1	158.1	171.0	168.4	174.6	176.6	176.4	167.5	-5%	172.0	3%

Beginning Stocks	1,673	1,708	1,128	989	821	1,232	1,731	1,737	2,293	2,140	2,221	4%	1,919	-14%
Production	13,092	12,447	12,360	10,755	13,829	14,216	13,602	15,148	14,609	14,340	13,620	-5%	14,182	4%
Imports	8	28	29	160	36	32	68	57	36	28	42	50%	25	-40%
Total Supply	14,774	14,182	13,516	11,904	14,686	15,479	15,401	16,942	16,939	16,509	15,883	-4%	16,127	2%

Feed	5,125	4,793	4,545	4,315	5,040	5,280	5,114	5,470	5,304	5,429	5,903	9%	5,650	-4%
Food/Seed/Industrial	5,961	6,428	6,439	6,038	6,493	6,601	6,648	6,885	7,057	6,793	6,282	-8%	6,375	1%
Ethanol for Fuel(incld above)	4,591	5,021	5,011	4,641	5,124	5,200	5,224	5,432	5,605	5,378	4,852	-10%	4,950	2%
Exports	1,980	1,834	1,543	730	1,920	1,867	1,901	2,294	2,438	2,066	1,778	-14%	2,550	43%
Total Usage	13,066	13,055	12,527	11,083	13,454	13,748	13,664	14,650	14,798	14,288	13,963	-2%	14,575	4%

Ending Stocks (Inventory)	1,708	1,128	989	821	1,232	1,731	1,737	2,293	2,140	2,221	1,919	-14%	1,552	-19%

Stocks/Use Ratio	13%	9%	8%	7%	9%	13%	13%	16%	14%	16%	14%	-12%	11%	-23%
farm Price ($/bushel)	$3.55	$5.18	$6.22	$6.89	$4.46	$3.70	$3.61	$3.36	$3.36	$3.61	$3.56		$4.20

Calculations:
Demand per day (incld expt)[1]	35.8	35.8	34.3	30.4	36.9	37.7	37.4	40.1	40.5	39.1	38.3	-2%	39.9	4%
Carry-out days supply	47.7	31.5	28.8	27.0	33.4	46.0	46.4	57.1	52.8	56.7	50.2	-12%	38.9	-23%
1 In millions of bushels per day

Standard Corn Futures Contracts trade on the CBOT in units of 5,000 bushels, although 1,000 bushels “mini-corn” Corn Futures Contracts also trade. Three grades of corn are deliverable under CBOT Corn Futures Contracts: Number 1 yellow, which may be delivered at 1.5 cents over the contract price; Number 2 yellow, which may be delivered at the contract price; and Number 3 yellow, which may be delivered at 1.5 cents under the contract price for all contract months prior to March 2021 or may be delivered between 2 and 4 cents per bushel under the contract price for all contract months commencing with March 2021 and beyond. There are five months each year in which CBOT Corn Futures Contracts expire: March, May, July, September and December.

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

The Soybean Market

Global soybean production is concentrated in the U.S., Brazil, Argentina and China. The United States Department of Agriculture (“USDA”) has estimated that, for the Crop Year 2020-21, the United States will produce approximately 113 MMT of soybeans or approximately 31% of estimated world production, with Brazil production at 133 MMT. Argentina is projected to produce about 48 MMT. For 2020-21, based on the January 12, 2021 USDA report, global consumption of 370 MMT is estimated slightly higher than global production of 361 MMT. If the global demand for  soybeans exceeds global supply, this may have an impact on the price of soybeans. Global soybean consumption may fluctuate year over year due to any number of reasons which may include, but is not limited to, economic conditions, global health concerns, international trade policy. Soybeans is a staple commodity used pervasively across the globe so that any contractions in consumption may only be temporary as has historically been the case. The USDA publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide soybean production and consumption. These reports are available on the USDA’s website, www.usda.gov, at no charge. The outlook provided below is from the January 12, 2021 USDA report.

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

The price per bushel of soybeans in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to November 2020.

On January 12, 2021, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2020-21. The exhibit below provides a summary of historical and current information for United States soybean production.

U.S. Soybean Supply/Demand Balance
Marketing Year September - August
Million Bushels
											Jan 12 Est.	19-20 to	Jan 12 Est.	20-21 to
											USDA	18-19	USDA	19-20
Crop Year	09-10	10-11	11-12	12-13	13-14	14-15	15-16	16-17	17-18	18-19	19-20	% Change	20-21	% Change
Planted Acres	77.5	77.4	75.0	77.2	76.8	83.3	82.7	83.5	90.2	89.2	76.1	-15%	83.1	9%
Harvested Acres	76.4	76.6	73.8	76.1	76.3	82.6	81.7	82.7	89.5	87.6	74.9	-14%	82.3	10%
Difference	1.1	0.8	1.2	1.0	0.5	0.7	1.0	0.8	0.7	1.6	1.2	-25%	0.8	-33%
Yield	44.0	43.5	41.9	40.0	44.0	47.5	48.0	51.9	49.3	50.6	47.4	-6%	50.2	6%

Beginning Stocks	138	151	215	169	141	92	191	197	302	438	909	108%	525	-42%
Production	3,359	3,329	3,094	3,042	3,358	3,927	3,926	4,296	4,412	4,428	3,552	-20%	4,135	16%
Imports	15	14	16	41	72	33	24	22	22	14	15	7%	35	133%
Total Supply	3,512	3,495	3,325	3,252	3,570	4,052	4,140	4,516	4,735	4,880	4,476	-8%	4,695	5%

Crushings	1,752	1,648	1,703	1,689	1,734	1,873	1,886	1,901	2,055	2,092	2,165	3%	2,200	2%
Seed, Feed and Residual	110	131	89	105	107	146	115	147	109	127	105	-17%	125	19%
Exports	1,499	1,501	1,365	1,317	1,638	1,842	1,942	2,166	2,134	1,752	1,682	-4%	2,230	33%
Total Usage	3,361	3,280	3,155	3,111	3,478	3,862	3,944	4,214	4,297	3,971	3,952	0%	4,555	15%

Ending Stocks (Inventory)	151	215	169	141	92	191	197	302	438	909	525	-42%	140	-73%

Stocks/Use Ratio	4.5%	6.6%	5.4%	4.5%	2.6%	4.9%	5.0%	7.2%	10.2%	22.9%	13%	-42%	3.1%	-77%
farm Price ($/bushel)	$9.59	$11.30	$12.50	$14.40	$13.00	$10.10	$8.95	$9.47	$9.33	$8.48	$8.57		$11.15

Calculations:
Demand per day (incld expt)[1]	9.2	9.0	8.6	8.5	9.5	10.6	10.8	11.5	11.8	10.9	10.8	0%	12.5	15%
Carry-out days supply	16.4	23.9	19.6	16.6	9.7	18.1	18.2	26.2	37.2	83.6	48.5	-42%	11.2	-77%
[1] In millions of bushels per day

The Sugar Market

Sugarcane accounts for nearly 80% of the world’s sugar production, while sugar beets account for the remainder of the world’s sugar production. Sugar manufacturers use sugar beets and sugarcane as the raw material from which refined sugar (sucrose) for industrial and consumer use is produced. Sugar is produced in various forms, including granulated, powdered, liquid, brown, and molasses. The food industry (in particular, producers of baked goods, beverages, cereal, confections, and dairy products) uses sugar and sugarcane molasses to make sugar containing food products. Sugar beet pulp and molasses products are used as animal feed ingredients. Ethanol is an important by-product of sugarcane processing. Additionally, the material that is left over after sugarcane is processed is used to manufacture paper, cardboard, and “environmentally friendly” eating utensils.

The Sugar No. 11 Futures Contract is the world benchmark contract for raw sugar trading. This contract prices the physical delivery of raw cane sugar, delivered to the receiver’s vessel at a specified port within the country of origin of the sugar. Sugar No. 11 Futures Contracts trade on ICE Futures US and the NYMEX in units of 112,000 pounds.

The United States Department of Agriculture (“USDA”) publishes two major reports annually on U.S. domestic and worldwide sugar production and consumption. These are usually released in November and May. In addition, the USDA publishes periodic, but not as comprehensive, reports on sugar monthly. These reports are available on the USDA’s website, www.usda.gov, at no charge. The USDA’s November 2020 report forecasts 2020/21 global production of 182 Million, up 16 million metric tons raw value with Brazil expected to account for 75% of the rise.  Consumption is expected to rise due to growth in markets such as India, China, Indonesia, and Iran and is estimated to draw stocks lower despite a rebound in output. Exports are expected to be up sharply with rising supplies, particularly in Brazil. . Global sugar consumption may fluctuate year over year due to any number of reasons which may include, but is not limited to, economic conditions, global health concerns, international trade policy. Sugar is a staple commodity used pervasively across the globe so that any contractions in consumption may only be temporary as has historically been the case.

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

The Wheat Market

Wheat is used to produce flour, the key ingredient for breads, pasta, crackers and many other food products, as well as several industrial products such as starches and adhesives. Wheat by-products are used in livestock feeds. Wheat is the principal food grain produced in the United States, and the United States’ output of wheat is typically exceeded only by that of China, the European Union, the former Soviet nations, known as the FSU-12, including Ukraine, and India. The United States Department of Agriculture (“USDA”) estimates that for 2020-21, the principal global producers of wheat will be the EU, the former Soviet nations known as the FSU-12, China, India, the United States, Australia and Canada. The U.S. generates approximately 6% of global production, with approximately 54% of that being exported. For 2020-21, based on the January 12, 2021 USDA report, global consumption of 760 MMT is estimated to be slightly lower than production of 773 MMT. If the global demand of wheat exceeds global supply, this may have an impact on the price of wheat. Global wheat consumption may fluctuate year over year due to any number of reasons which may include, but is not limited to, economic conditions, global health concerns, international trade policy. Wheat is a staple commodity used pervasively across the globe so that any contractions in consumption may only be temporary as has historically been the case. The USDA publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide wheat production and consumption. These reports are available on the USDA’s website, www.usda.gov, at no charge. The outlook provided herein is from the January 12, 2021 USDA report.

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

The price per bushel of wheat in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to November 2020.

On January 12, 2021, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2020-21. The exhibit below provides a summary of historical and current information for United States wheat production.

U.S. Wheat Supply/Demand Balance
Marketing Year June - May
Million Bushels

											Jan 12 Est.	19-20 to	Jan 12 Est.	20-21 to
											USDA	18-19	USDA	19-20
Crop Year	09-10	10-11	11-12	12-13	13-14	14-15	15-16	16-17	17-18	18-19	19-20	% Change	20-21	% Change
Planted Acres	59.2	53.6	54.4	55.3	56.2	56.8	55.0	50.1	46.1	47.8	45.5	-5%	44.3	-3%
Harvested Acres	49.9	47.6	45.7	48.8	45.3	46.4	47.3	43.8	37.6	39.6	37.4	-6%	36.7	-2%
Difference	9.3	6.0	8.7	6.5	10.9	10.4	7.7	6.3	8.5	8.2	8.1	-1%	7.6	-6%
Yield	44.5	46.3	43.7	46.2	47.1	43.7	43.6	52.7	46.4	47.6	51.7	9%	49.7	-4%

Beginning Stocks	657	976	862	743	718	590	752	976	1,181	1,099	1,080	-2%	1,028	-5%
Production	2,218	2,207	1,999	2,252	2,135	2,026	2,062	2,309	1,741	1,885	1,932	2%	1,826	-5%
Imports	119	97	112	123	173	151	113	118	158	135	105	-22%	120	14%
Total Supply	2,993	3,279	2,974	3,118	3,026	2,768	2,927	3,402	3,080	3,119	3,117	0%	2,974	-5%

Food	919	926	941	951	955	958	957	949	964	954	962	1%	965	0%
Seed	69	71	76	73	77	79	67	61	63	59	60	2%	63	5%
Feed and residual	150	132	164	364	228	114	149	160	47	88	101	15%	125	24%
Exports	879	1,289	1,050	1,012	1,176	864	778	1,051	906	937	965	3%	985	2%
Total Usage	2,018	2,417	2,231	2,400	2,436	2,015	1,951	2,222	1,981	2,039	2,089	2%	2,138	2%

Ending Stocks (Inventory)	976	862	743	718	590	752	976	1,181	1,099	1,080	1,028	-5%	836	-19%

Stocks/Use Ratio	48.4%	35.7%	33.3%	29.7%	24.2%	37.3%	50.0%	53.2%	55.5%	53.0%	49.2%	-7%	39.1%	-21%
farm Price ($/bushel)	$4.87	$5.70	$7.24	$7.77	$6.87	$5.99	$4.89	$3.89	$4.72	$5.16	$4.58		$4.85

Calculations:
Demand per day (incld expt)[1]	5.5	6.6	6.1	6.6	6.7	5.5	5.3	6.1	5.4	5.6	5.7	2%	5.9	2%
Carry-out days supply	176.5	130.2	121.6	108.6	88.4	136.2	182.6	194.0	202.5	193.3	179.6	-7%	142.7	-21%

1 In millions of bushels per day

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

Under the Trust Agreement, the Sponsor is solely responsible for the management, and conducts or directs the conduct of the business of the Trust, the Funds, and any series of the Trust that may from time to time be established and designated by the Sponsor. The Sponsor is required to oversee the purchase and sale of Shares by Authorized Purchasers and to manage the Fund’s investments, including to evaluate the credit risk of futures commission merchants (FCMs) and swap counterparties and to review daily positions and margin/collateral requirements. The Sponsor has the power to enter into agreements as may be necessary or appropriate for the offer and sale of the Fund’s Shares and the oversight of the Trust’s activities. Accordingly, the Sponsor is responsible for selecting the Trustee, Administrator, Distributor, the independent registered public accounting firm of the Trust, and any legal counsel employed by the Trust. The Sponsor is also responsible for preparing and filing periodic reports on behalf of the Trust with the SEC and will provide any required certification for such reports. No person other than the Sponsor and its principals was involved in the organization of the Trust or the Funds.

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

A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Trust and the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Trust and the Funds. For the period ended December 31, such expenses, which are primarily included as distribution and marketing fees, totaled $2,279,672 in 2020, $1,992,524 in 2019, $2,674,984 in 2018; of these amounts, $775,432 in 2020, $137,711 in 2019, and $556,063 in 2018 were waived by the Sponsor.

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

Ownership or “membership” interests in the Sponsor are owned by persons referred to as “members.” The Sponsor currently has three voting or “Class A” members - Mr. Sal Gilbertie, Mr. Dale Riker and Mr. Carl N. Miller III - and a small number of non-voting or “Class B” members who have provided working capital to the Sponsor. Messrs. Gilbertie and Riker each currently own 45.7%, and Mr. Miller owns 8.52%, of the Sponsor’s Class A membership interests.

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

The Officers of the Sponsor, one of whom is a Class A member of the Sponsor, are the following:

Sal Gilbertie has been the President of the Sponsor since its inception, its Chief Investment Officer since September 2011, and its Chief Executive Officer and Secretary since September 17, 2018, and was approved by the NFA as a principal of the Sponsor on September 23, 2009 and registered as an associated person of the Sponsor on November 10, 2009. He maintains his main business office at 65 Adams Road, Easton, Connecticut 06612. Effective July 16, 2012, Mr. Gilbertie was registered with the NFA as the Branch Manager for this location. Since October 18, 2010, Mr. Gilbertie has been an associated person of the Distributor under the terms of the Securities Activities and Services Agreement (“SASA”) between the Sponsor and the Distributor. Additional information regarding the SASA can be found in the section of this disclosure document entitled “Plan of Distribution.” From October 2005 until December 2009, Mr. Gilbertie was employed by Newedge USA, LLC, an FCM and broker-dealer registered with the CFTC and the SEC, where he headed the Renewable Fuels/Energy Derivatives OTC Execution Desk and was an active futures contract and over the counter derivatives trader and market maker in multiple classes of commodities. (Between January 2008 and October 2008, he also held a comparable position with Newedge Financial, Inc., an FCM and an affiliate of Newedge USA, LLC.) From October 1998 until October 2005, Mr. Gilbertie was principal and co-founder of Cambial Asset Management, LLC, an adviser to two private funds that focused on equity options, and Cambial Financing Dynamics, a private boutique investment bank. While at Cambial Asset Management, LLC and Cambial Financing Dynamics, Mr. Gilbertie served as principal and managed the day to day activities of the business and the portfolio of both companies. Mr. Gilbertie is 60 years old.

Cory Mullen-Rusin has been the Chief Financial Officer, Chief Accounting Officer and Chief Compliance Officer of the Sponsor since September 17, 2018 and Ms. Mullen-Rusin has primary responsibility for the financial management, compliance and reporting of the Sponsor and is in charge of its books of account and accounting records, and its accounting procedures. She maintains her main business office at Three Main Street, Suite 215, Burlington, Vermont 05401. Ms. Mullen-Rusin was approved by the NFA as a Principal of the Sponsor on October 8, 2018. Ms. Mullen-Rusin began working for the Sponsor in September 2011 and worked directly with the former CFO at Teucrium for seven years. Her responsibilities included aspects of financial planning, financial operations, and financial reporting for the Trust and the Sponsor. Additionally, Ms. Mullen-Rusin assisted in developing, instituting, and monitoring the effectiveness of processes and procedures to comply with all regulatory agency requirements. Ms. Mullen-Rusin graduated from Boston College with a Bachelor of Arts and Science in Communications in 2009, where she was a four-year scholarship player on the NCAA Division I Women’s Basketball team. In 2017, she earned a Master of Business Administration from Nichols College. Ms. Mullen-Rusin is 33 years old.

Steve Kahler, Chief Operating Officer, began working for the Sponsor in November 2011 as Managing Director in the trading division. He became the Chief Operating Officer on May 24, 2012 and served in that capacity through September 6, 2018, at which time he resigned. Mr. Kahler was unemployed from September 7, 2018 until October 10, 2018, when he was reappointed as Chief Operating Officer. Mr. Kahler has primary responsibility for the Trade Operations for the Funds. He maintains his main business office at 13520 Excelsior Blvd., Minnetonka, MN 55345. Mr. Kahler was registered as an Associated Person of the Sponsor on November 25, 2011, approved as a Branch Manager of the Sponsor on March 16, 2012 and approved by the NFA as a Principal of the Sponsor on May 16, 2012. These NFA registrations were withdrawn on September 7, 2018 and then he re-registered as an Associated Person and Branch Office Manager of the Sponsor on October 5, 2018 and as a Principal of the Sponsor on October 16, 2018. Since January 18, 2012, Mr. Kahler has been an associated person of the Distributor under the terms of the SASA between the Sponsor and the Distributor. Additional information regarding the SASA can be found in the section of this disclosure document entitled “Plan of Distribution.” Prior to his employment with the Sponsor, Mr. Kahler worked for Cargill Inc., an international producer and marketer of food, agricultural, financial and industrial products and services, from April 2006 until November 2011 in the Energy Division as Senior Petroleum Trader. In October 2006 and while employed at Cargill Inc., Mr. Kahler was approved as an Associated Person of Cargill Commodity Services Inc., a commodity trading affiliate of Cargill Inc. from September 13, 2006 to November 9, 2011. Mr. Kahler graduated from the University of Minnesota with a Bachelors of Agricultural Business Administration and is 53 years old. Mr. Kahler is primarily responsible for making trading and investment decisions for the Fund and other Teucrium Funds, and for directing Fund and other Teucrium Fund trades for execution.

Messrs. Gilbertie, Riker, Kahler and Ms. Mullen-Rusin are individual “principals,” as that term is defined in CFTC Rule 3.1, of the Sponsor. These individuals are principals due to their positions and/or due to their ownership interests in the Sponsor. Beneficial ownership interests of the principals, if any, are shown under the section entitled “Security Ownership of Principal Shareholders and Management” below and any of the principals may acquire beneficial interests in the Fund in the future. GFI Group LLC is a principal for the Sponsor under CFTC Rules due to its ownership of certain non-voting securities of the Sponsor. NMSIC Classic LLC is a principal for the Sponsor under CFTC Rules due to its greater than 10% capital contribution to the Sponsor.

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

The Distributor

The Fund employs Foreside Fund Services, LLC as the Distributor for the Fund. Pursuant to a Consulting Services Agreement, Foreside Consulting Services, LLC, performs certain consulting support services for the Trust’s Sponsor, Teucrium Trading, LLC.

The Distribution Services Agreement among the Distributor, the Sponsor, and the Trust calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under “FINRA” rules (“Registered Representatives”). As Registered Representatives of the Distributor, these persons are permitted to engage in certain marketing activities for the Fund that they would otherwise not be permitted to engage in. Under the SASA, the Sponsor is obligated to ensure that such marketing activities comply with applicable law and are permitted by the SASA and the Distributor’s internal procedures.

The Distributor’s principal business address is Three Canal Plaza, Suite 100, Portland, Maine 04101. The Distributor is a broker-dealer registered with the U.S. Securities and Exchange Commission (“SEC”) and a member of FINRA.

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

The Clearing Brokers

Currently, ED&F Man Capital Markets, Inc. (“ED&F Man”) serves as the Fund’s clearing broker to execute and clear the Fund’s futures and provide other brokerage-related services. ED&F Man is registered as an FCM with the CFTC, is a member of the National Futures Association (“NFA”) and is a clearing member of all major U.S. futures exchanges. ED&F Man’s Designated Self-Regulatory Organization is the Chicago Mercantile Exchange Inc. (www.cmegroup.com). ED&F Man is also registered as a broker-dealer (“BD”) with the U.S. Securities and Exchange Commission (“SEC”) and is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”).

Except as indicated below, there have been no material civil, administrative, or criminal proceedings pending, on appeal, or concluded against ED&F Man Capital Markets Inc. or its principals in the past five (5) years.

United States District Court for the Southern District of New York, Civil Action No. 19-CV-8217

In a private litigation, plaintiffs allege, among other things, that ED&F Man made certain fraudulent misrepresentations to them that they relied upon in connection with a futures account carried by ED&F Man in its capacity as a futures commission merchant. The plaintiffs allege claims of common law fraud, negligence, breach of fiduciary duty, breach of contract, breach of the duty of good faith and fair dealing and misrepresentation/omission. ED&F Man filed an Amended Answer and a Counterclaim in which ED&F Man denies the substantive allegations against it and asserted a counterclaim for breach of contract, indemnification and legal fees.

For a list of concluded actions, please go to http://www.nfa.futures.org/basicnet/welcome.aspx. This link will take you to the Welcome Page of the NFA’s Background Affiliation Status Information Center (“BASIC”). At this page, there is a box where you can enter the NFA ID of ED&F Man Capital Markets Inc. (0002613) and then click “Go”. You will be transferred to the NFA’s information specific to E D & F Man Capital Markets Inc. Under the heading “Regulatory Actions”, click “details” and you will be directed to the full list of regulatory actions brought by the CFTC and exchanges.

Effective in 2019, U.S. Bank N.A. became the broker for some, but not all, of the equity transactions related to the purchase and sale of the Underlying Funds for TAGS. The Bank of New York Mellon Capital Markets was previously the broker since inception of the TAGS Fund.

Contractual Fees and Compensation Arrangements with the Sponsor and Third-Party Service Providers

Service Provider	Compensation Paid by the Funds
Teucrium Trading, LLC, Sponsor	1.00% of average net assets annually.
U.S. Bank N.A., Custodian U.S. Bank Global Fund Services, Transfer Agent, Fund Accountant and Fund Administrator

For custody services: 0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges.

For Transfer Agency, Fund Accounting and Fund Administration services, based on the total assets for all the Funds in the Trust: 0.05% of average gross assets on the first $500 million, 0.04% on the next $500 million, 0.03% on the next $2 billion and 0.02% on the balance over $3 billion annually.

A combined minimum annual fee of $47,000 for custody, transfer agency, accounting and administrative services is assessed per Fund.

Foreside Fund Services, LLC, Distributor

The Distributor receives a fee of 0.01% of each Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Funds, along with certain expense reimbursements currently estimated at $3,000 per year related to these services.

Under the Securities Activities and Service Agreement (the “SASA”), the Distributor receives compensation from the fund for its activities on behalf of all the Funds. The fees paid to the Distributor pursuant to the SASA for the offerings of the Funds are not expected to exceed a combined $40,000 per year. In addition, the Distributor receives certain expense reimbursements relating to the registration, continuing education and other administrative expenses of the Registered Representatives in relation to the Funds. These expense reimbursements are estimated not to exceed $24,000 per year.

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

For each of the contractual agreements discussed above, the expense recognized in 2020 by the Trust and each Fund is detailed in the notes to the financial statements included in Part II of this filing.

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

Each Authorized Purchaser will be required to be registered as a broker-dealer under the 1934 Act and a member in good standing with FINRA or be exempt from being or otherwise not required to be registered as a broker-dealer or a member of FINRA and will be qualified to act as a broker or dealer in the states or other jurisdictions where the nature of its business so requires. Certain Authorized Purchasers may also be regulated under federal and state banking laws and regulations. Each Authorized Purchaser has its own set of rules and procedures, internal controls and information barriers as it determines is appropriate in light of its own regulatory regime.

Under the Authorized Purchaser Agreement, the Sponsor has agreed to indemnify the Authorized Purchasers against certain liabilities, including liabilities under the 1933 Act, and to contribute to the payments the Authorized Purchasers may be required to make in respect of those liabilities.

Minimum Number of Shares

There are a minimum number of baskets and associated shares specified for each Fund in the Fund’s respective prospectus as amended from time to time. Once the minimum number of baskets is reached, there can be no more redemptions until there has been a creation basket. As of December 31, 2020, and March 15, 2021, these minimum levels are as follows:

	Minimum Level	Minimum Level	Shares Outstanding	Shares Outstanding
	of Shares	of Baskets	December 31, 2020	March 15, 2021
Teucrium Corn Fund	50,000	2	8,900,004	9,900,004
Teucrium Soybean Fund	50,000	2	4,575,004	4,675,004
Teucrium Sugar Fund	50,000	2	1,900,004	2,125,004
Teucrium Wheat Fund	50,000	2	11,350,004	13,775,004
Teucrium Agricultural Fund	50,000	4	75,002	250,002

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

In determining the value of the Futures Contracts for each Fund, the Administrator uses the closing price on the exchange on which the commodity is traded, commonly referred to as the settlement price. The time of settlement for each exchange is determined by that exchange and may change from time to time. The current settlement time for each exchange can be found at the respective website for the CBOT or ICE, as the case may be, as follows:

1)	for the CBOT (CORN, SOYB and WEAT) http://www.cmegroup.com/trading_hours/commodities-hours.html.

2)	for ICE (CANE) https://www.theice.com/productguide/Search.shtml?tradingHours=.

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

ICE Data Indices, LLC disseminates the indicative fund value through the facilities of CTA/CQ High Speed Lines. In addition, the indicative fund value is available through on-line information services such as Bloomberg and Reuters.

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

Creation Procedures

On any business day, an Authorized Purchaser may place an order with the transfer agent to create one or more baskets for a Fund. For purposes of processing purchase and redemption orders, a “business day” means any day other than a day when any of the NYSE Arca, CBOT, ICE, or the New York Stock Exchange is closed for regular trading. Purchase orders must be placed by noon (EST) or the close of regular trading on the New York Stock Exchange, whichever is earlier for CANE and TAGS. Purchase orders must be placed by 1:15 p.m. (EST) or the close of regular trading on the New York Stock Exchange, whichever is earlier for CORN, SOYB and WEAT. The day on which the transfer agent and Distributor receive a valid purchase order is referred to as the purchase order date.

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

Because orders to purchase baskets must be placed by noon or 1:15 p.m., (EST), depending on the Fund, but the total payment required to create a basket during the continuous offering period will not be determined until 4:00 p.m., (EST), on the date the purchase order is received, Authorized Purchasers will not know the total amount of the payment required to create a basket at the time they submit an irrevocable purchase order for the basket. The Fund’s NAV and the total amount of the payment required to create a basket could rise or fall substantially between the time an irrevocable purchase order is submitted and the time the amount of the purchase price in respect thereof is determined.

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

Redemption Procedures

The procedures by which an Authorized Purchaser can redeem one or more baskets mirror the procedures for the creation of baskets. On any business day, an Authorized Purchaser may place an order with the Distributor to redeem one or more baskets. Redemption orders must be placed by noon or 1:15 p.m., (EST), depending on the Fund, or the close of regular trading on the New York Stock Exchange, whichever is earlier. A redemption order so received will be effective on the date it is received in satisfactory form by the transfer agent and Distributor. The redemption procedures allow Authorized Purchasers to redeem baskets and do not entitle an individual Shareholder to redeem any Shares in an amount less than a Redemption Basket, or to redeem baskets other than through an Authorized Purchaser. By placing a redemption order, an Authorized Purchaser agrees to deliver the baskets to be redeemed through DTC’s book-entry system to a Fund by the end of the next business day following the effective date of the redemption order for all funds other than TAGS or by the end of the second business day for TAGS, or by the end of such later business day, not to exceed two business days after the effective date of the redemption order, as agreed to between the Authorized Purchaser, transfer agent and the Distributor when the redemption order is placed (the “Redemption Settlement Date”). Prior to the delivery of the redemption distribution for a redemption order, the Authorized Purchaser must also have wired to the Sponsor’s account at the Custodian the non-refundable transaction fee due for the redemption order. An Authorized Purchaser may not withdraw a redemption order without the prior consent of the Sponsor in its discretion.

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

Creation and Redemption Transaction Fees

To compensate for expenses in connection with the creation and redemption of baskets, an Authorized Purchaser is required to pay a transaction fee of $250 per order to the Custodian. The transaction fees may be reduced, increased or otherwise changed by the Sponsor.

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
•

To adopt, implement or amend, from time to time, such disclosure and financial reporting, information gathering, and control policies and procedures as are necessary or desirable to ensure compliance with applicable disclosure and financial reporting obligations under any applicable securities laws;

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

•	Interact with the Depository; and
•	Delegate duties to one or more administrators, as the Sponsor determines

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

The Sponsor’s principals, officers and employees, do not devote their time exclusively to the Funds. Under the organizational documents of the Sponsor, Mr. Sal Gilbertie in his respective capacities as President, Chief Investment Officer of the Sponsor and Chief Executive Officer and Secretary of the Sponsor, is obligated to use commercially reasonable efforts to manage the Sponsor, devote such amount of time to the Sponsor as would be consistent with his role in similarly placed commodity pool operators, and remain active in managing the Sponsor until he is no longer managing members of the Sponsor or the Sponsor dissolves. In addition, the Sponsor expects that operating the Teucrium Funds will generally constitute the principal and full-time business activity of its principals, officers and employees. Notwithstanding these obligations and expectations, the Sponsor’s principals may be directors, officers or employees of other entities, and may manage assets of other entities, including the other Teucrium Funds or other funds, through the Sponsor or otherwise. In particular, the principals could have a conflict between his responsibilities to the Fund on the one hand and to those other entities on the other. The Sponsor believes that it currently has sufficient personnel, time, and working capital to discharge its responsibilities to the Fund in a fair manner and that these persons’ conflicts should not impair his ability to provide services to the Fund. However, it is not possible to quantify the proportion of his time that the Sponsor’s personnel will devote to the Fund and its management.

The Sponsor and its principals, officers and employees may not trade futures and related contracts for their own accounts. Shareholders will not be permitted to inspect the trading records of such persons or any written policies of the Sponsor related to such trading. A conflict of interest may exist if their trades are in the same markets and at approximately the same times as the trades for the Fund. A potential conflict also may occur when the Sponsor’s principals trade their accounts more aggressively or take positions in their accounts which are opposite, or ahead of, the positions taken by the Fund.

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

The Sponsor or any affiliate thereof may engage in or possess an interest in other profit seeking or business ventures of any nature or description, independently or with others, whether or not such ventures are competitive with the Trust and the doctrine of corporate opportunity, or any analogous doctrine, shall not apply to the Sponsor. If the Sponsor acquires knowledge of a potential transaction, agreement, arrangement or other matter that may be an opportunity for the Trust, it shall have no duty to communicate or offer such opportunity to the Trust, and the Sponsor shall not be liable to the Trust or to the Shareholders for breach of any fiduciary or other duty by reason of the fact that the Sponsor pursues or acquires for, or directors such opportunity to, another person or does not communicate such opportunity or information to the Trust. Neither the Trust nor any Shareholder shall have any rights or obligations by virtue of the Trust Agreement, or the trust relationship created thereby in or to such independent ventures or the income or profits or losses derived therefrom, and the pursuit of such ventures, even if competitive with the activities of the Trust, shall not be deemed wrongful or improper. Except to the extent expressly provided in the Trust Agreement, the Sponsor may engage or be interested in any financial or other transaction with the Trust, the Shareholders or any affiliate of the Trust or the Shareholders.

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

Trading venues in the United States are subject to varying degrees of regulation under the CEA depending on whether such exchange is a designated contract market (i.e., a futures exchange) or a swap execution facility. Clearing organizations are also subject to the CEA and the rules and regulations adopted thereunder as administered by the CFTC. The CFTC’s function is to implement the CEA’s objectives of preventing price manipulation and excessive speculation and promoting orderly and efficient commodity interest markets. In addition, the various exchanges and clearing organizations themselves as SROs exercise regulatory and supervisory authority over their member firms.

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

Management believes that as of December 31, 2020, it had fulfilled in a timely manner all Dodd-Frank Act or other regulatory requirements to which it is subject.

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

As published in the January 14, 2021 Federal Register, the Commodity Futures Trading Commission (CFTC) voted to approve a final rule (Final Rule) regarding position limits for certain futures contracts and economically equivalent swaps. The Final Rule ends a decade-long account in which the CFTC proposed, amended, and re-proposed its position limit rules and aggregation standards for speculative positions due to certain amendments to the Commodity Exchange Act (CEA) by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act). In the Final Rule, the CFTC confirmed that federal speculative position limits are necessary for 25 core referenced futures contracts and for any futures contracts and options on futures contracts that are linked to those contracts. The 25 core referenced futures contracts include the nine “legacy” agricultural contracts that are currently subject to federal position limits and 16 additional non-legacy contracts.

The aggregate position limits currently in place under the current position limits and the Aggregation Requirements are as follows for each of the commodities traded by the Funds:

Commodity Future	Spot Month Position Limit	All Month Aggregate Position Limit
corn	1,200 contracts	57,800 contracts
soybean	1,200 contracts	27,300 contracts
sugar	5,000 contracts	Only Accountability Limits
wheat	1,200 contracts	19,300 contracts

The nine legacy contracts are subject to two types of position limits: (1) a position limit that applies in the spot month only and (2) a position limit that applies in any single non-spot month as well as all months combined. Both types of position limits have been updated by the Final Rule. Significantly, the new spot month position limit is higher than or equal to current federal and exchange-set spot month position limits. The new single non-spot month and all-months-combined position limits are also higher than or equal to the respective current federal and exchange-set limits.

The CFTC also adopted federal position limits on cash-settled futures and options on futures that are directly or indirectly linked to physically settled contracts in order to further the statutory objective in Section 4a(a)(3)(B)(iv) of the CEA-the deterrence and prevention of market manipulation. In taking this step, the CFTC stated that, in the absence of position limits, an entity with positions in both the physically delivered and cash-settled contracts may have an increased ability and an increased incentive to manipulate one of these contracts to benefit positions in the other contract.

To prevent evasion through the creation of economically equivalent futures contracts that do not directly reference the price of the core referenced futures contracts, the CFTC determined that futures contracts and options on futures contracts that are indirectly linked to the core referenced futures contracts will be subject to the position limits in the same manner as the referenced futures contracts. Futures that settle to the price of a referenced contract but not to the price of a core referenced futures contract would be indirectly linked to the core referenced futures contract as “economically equivalent swaps.”

The Final Rule clarifies the applicable standard for market participants seeking a bona fide hedging exemption from position limits. A bona fide hedging transaction may exceed the federal position limits only if the transaction satisfies each of the following elements:

1.	the position represents a substitute for transactions or positions made or to be made at a later time in a physical marketing channel (temporary substitute test);

2.	the position is economically appropriate to the reduction of price risks in the conduct and management of a commercial enterprise (economically appropriate test); and

3.	the position arises from the potential change in value of actual or anticipated assets, liabilities, or services (change in value requirement).

Notably, this definition tightens the “temporary substitute test” such that a bona fide hedge must be connected to the production, sale, or use of a physical cash-market commodity in all cases, rather than “normally” connected to such activities. As noted above, this adjustment is intended to restrict market participants from treating “risk management” positions as bona fide hedges, except for pass-through or offset positions related to another transaction that is itself a bona fide hedge. The Final Rule also expands the list of enumerated bona fide hedges, which means that any market participant utilizing such a hedge need not notify the CFTC because the enumerated bona fide hedges are self-effectuating. However, a market participant would still need to notify the relevant exchange if executing a bona fide hedge would exceed an exchange set position limit.

In addition, the Final Rule elaborates on how and when a market participant may measure risk on a gross basis rather than on a net basis. Currently, market participants generally may only hedge positions on a net basis. However, the Final Rule permits hedge positions on a gross basis so long as the risk calculations are done consistently over time and not with the intent of evading federal position limits.

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

Intellectual Property

On December 17, 2013, the Sponsor was issued a patent on certain business methods and procedures used with respect to the Funds. The patent protects the valuation engine which calculates asset values of futures contracts corresponding to the Fund benchmarks in a locked position. A U.S. government maintenance fee is paid every three and one-half years from the issue date. The Sponsor will pay the maintenance fee in 2021.

Item 1A. Risk Factors

The risk factors should be read in conjunction with the other information included in this annual report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and the Results of Operations, as well as the financial statements and the related footnotes for the Trust and the Funds.

The commodity interests in which each of the Funds invests, and in which TAGS invests indirectly through the Shares of the Underlying Funds, are referred to as Commodity Interests and for each Fund individually as the specific Commodity Interests, e.g., Corn Interests.

Additional information regarding many of the risk areas outlined below can be found in the section of this Form on 10-K entitled: Part I, Item 1. Business, which precedes this section. A discussion of the global information for each specific underlying commodity can be found in Part I, in the section titled “Market Outlook.”

Principal Investment Risks of an Investment in a Fund

An investment in a Fund involves a degree of risk and you could incur a partial or total loss of your investment in the Fund. Some of the risks you may face are summarized below. A more extensive discussion of these risks appears below under the heading, Risks Applicable to all Funds.

•	Unlike mutual funds, commodity pools and other investment pools that manage their investments so as to realize income and gains for distribution to their investors, the Funds generally do not distribute dividends to holders of Fund Shares (“Shareholders”). You should not invest in a Fund if you will need cash distributions from a Fund to pay taxes on your share of income and gains of a Fund, if any, or for other purposes.

•	Investors may choose to use a Fund as a means of investing indirectly in the specified commodity, and there are risks involved in this investment strategy. The risks and hazards that are inherent in agriculture may cause the price of agricultural commodities to fluctuate widely.

•	Only an Authorized Purchaser may engage in creation or redemption transactions with a Fund. The Funds have a limited number of institutions that act as Authorized Purchasers. To the extent that these institutions exit the business or are unable or unwilling to proceed with creation and/or redemption orders with respect to a Fund, Fund Shares may, particularly in times of market stress, trade at a discount to the NAV per Share and possibly face trading halts and/or delisting.

•	The Funds seek to track the Benchmark Component Futures Contracts rather than profit from speculative trading of Commodity Futures Contracts or from the use of leverage (i.e., the Sponsor manages each Fund so that the aggregate notional amount of a Fund’s exposure to losses from its investments in Benchmark Component Futures Contracts at any time will not exceed the value of the Fund’s assets). There is no assurance that the Sponsor will successfully implement this investment strategy, and if a Fund becomes leveraged, you could lose all or a substantial portion of your investment if a Fund’s trading positions suddenly turn unprofitable.

•	You will have no rights to participate in the management of a Fund and will have to rely on the duties and judgment of the Sponsor to manage the Funds.

•	The Funds pays fees and expenses that are incurred regardless of whether it is profitable.

•	The Funds may invest in other commodity interests. To the extent that these other commodity interests are contracts individually negotiated between their parties, they may not be as liquid as Benchmark Component Futures Contracts and will expose the Funds to credit risk that their counterparties may not be able to satisfy their obligations to the Funds.

•	The regulation of commodity interest transactions in the United States has historically been comprehensive and is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action. Future U.S. or foreign regulatory changes may alter the nature of an investment in a Fund, or the ability of a Fund to continue to implement its investment strategy.

•	Failures or breaches of the electronic systems of a Fund, the Sponsor, or third parties or other events such as the recent COVID-19 pandemic have the ability to cause disruptions and negatively impact a Fund’s business operations, potentially resulting in financial losses to a Fund and its shareholders.

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

The Sponsor intends to re-invest any income and realized gains of the Funds in additional Benchmark Component Futures Contracts (or Shares of the Underlying Funds in the case of TAGS) or cash and cash equivalents rather than distributing cash to Shareholders. Therefore, unlike mutual funds, commodity pools or other investment pools that generally distribute income and gains to their investors, the Funds generally will not distribute cash to Shareholders. You should not invest in the Funds if you will need cash distributions from the Funds to pay taxes on your share of income and gains of the Funds, if any, or for any other reason. Although the Funds do not intend to make cash distributions, they reserve the right to do so in the Sponsor’s sole discretion, in certain situations, including for example, if the income earned from its investments held directly or posted as margin may reach levels that merit distribution, e.g., at levels where such income is not necessary to support its underlying investments in Benchmark Component Futures Contracts and investors adversely react to being taxed on such income without receiving distributions that could be used to pay such tax. Cash distributions may be made in these and similar instances.

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

A climate of uncertainty and panic, including the contagion of the COVID-19 virus and other infectious viruses or diseases, may adversely affect global, regional, and local economies and reduce the availability of potential investment opportunities, and increases the difficulty of performing due diligence and modeling market conditions, potentially reducing the accuracy of financial projections. Under these circumstances, the Funds may have difficulty achieving their investment objectives which may adversely impact performance. Further, such events can be highly disruptive to economies and markets, significantly disrupt the operations of individual companies (including, but not limited to, the Funds’ Sponsor and third party service providers), sectors, industries, markets, securities and commodity exchanges, currencies, interest and inflation rates, credit ratings, investor sentiment, and other factors affecting the value of the Funds’ investments. These factors could cause substantial market volatility, exchange trading suspensions and closures that could impact the ability of the Funds to complete redemptions and otherwise affect Fund performance and Fund trading in the secondary market. A widespread crisis may also affect the global economy in ways that cannot necessarily be foreseen at the current time. How long such events will last and whether they will continue or recur cannot be predicted. Impacts from these events could have significant impact on a Fund’s performance, resulting in losses to your investment. The past, current and future global economic impact may cause the underlying assumptions and expectations of the Funds to become outdated quickly or inaccurate, resulting in significant losses.

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

The Sponsor manages the Trust, each Teucrium Fund, any other series of the Trust that may be formed in the future, and any advisory services provided under the Sponsors registration agreements. You cannot be assured that the Sponsor will be willing or able to continue to service each Fund for any length of time. If the Sponsor operates at a loss for an extended period, its capital will be depleted, and it may be unable to obtain additional financing necessary to continue its operations. If the Sponsor were unable to continue to provide services to these Funds, the Funds would be terminated if a replacement Sponsor could not be found.  Any expenses related to the operation of the Funds would need to be paid by the Funds at the time of termination. If the Sponsor discontinues its activities on behalf of a Fund, the Fund may be adversely affected. If the Sponsor’s registrations with the CFTC or memberships in the NFA were revoked or suspended, the Sponsor would no longer be able to provide services to the Funds.

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

The regulation of commodity interest transactions in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action. Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) in 2010. As the Dodd-Frank Act continues to be implemented by the CFTC and the SEC, there is a possibility of future regulatory changes within the United States altering, perhaps to a material extent, the nature of an investment in the Funds, or the ability for the Funds to continue to implement its investment strategy. In addition, various national governments outside of the United States have expressed concern regarding the disruptive effects of speculative trading in the commodities markets and the need to regulate the derivatives markets in general. The effect of any future regulatory change on the Funds is impossible to predict but could be substantial and adverse

There Is No Assurance that There Will Be a Liquid Market for the Shares of the Funds or the Funds’ Underlying Investments, which May Mean that Shareholders May Not be Able to Sell Their Shares at a Market Price Relatively Close to the NAV

If a substantial number of requests for redemption of Redemption Baskets are received by a Fund during a relatively short period of time, the Fund may not be able to satisfy the requests from the Fund’s assets not committed to trading. As a consequence, it could be necessary to liquidate the Fund’s trading positions before the time that its trading strategies would otherwise call for liquidation, which may result in losses.

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

Effective March 15, 2021, the CFTC adopted amendments in the Final Rule to confirm regulations concerning speculative position limits to the relevant Wall Street Transparency and Accountability Act of 2010 (‘‘Dodd-Frank Act’’) amendments to the Commodity Exchange Act (‘‘CEA’’). Among other regulatory amendments, the Commission is adopting: New and amended Federal spot-month limits for 25 physical commodity derivatives; amended single month and all-months combined limits for most of the agricultural contracts currently subject to Federal position limits; new and amended definitions for use throughout the position limits regulations, including a revised definition of ‘‘bona fide hedging transaction or position’’ and a new definition of ‘‘economically equivalent swaps’’; amended rules governing exchange-set limit levels and grants of exemptions therefrom; a new streamlined process for bona fide hedging recognitions for purposes of Federal position limits; new enumerated bona fide hedges; and amendments to certain regulatory provisions that would eliminate Form 204 while also enabling the Commission to leverage and receive cash-market reporting submitted directly to the exchanges by market participants. If the total net assets of the Funds were to increase significantly from current levels, the Position Limit Rules as proposed could negatively impact the ability of the Funds to meet its respective investment objectives through limits that may inhibit the Sponsor’s ability to sell additional Creation Baskets of the Funds. However, it is not expected that the Funds will reach asset levels that would cause these position limits to be reached in the near future.

A Fund may invest in Other Commodity Interests. To the extent that these Other Commodity Interests are contracts individually negotiated between their parties, they may not be as liquid as Benchmark Commodity Futures Contracts and will expose the Funds to credit risk that its counterparty may not be able to satisfy its obligations to the Funds.

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

There is Credit Risk Associated with the Operation of the Funds, Service Providers and Counterparties Which May Cause an Investment Loss

For all of the Funds except for TAGS, the majority of each Fund’s assets are held in cash and short-term cash equivalents with the Custodian or with one or more alternate financial institutions unrelated to the Custodian (each, a “Financial Institution”). Any cash or cash equivalents invested by a Fund will be placed by the Sponsor in a Financial Institution deemed by the Sponsor to be of investment-grade quality.  There is a risk that the proceeds from the sale of the cash equivalents could be less than the purchase price.

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

The Funds are Treated as Partnerships for U.S. Federal Income Tax Purposes which Means that There May be a Lack of Certainty as to Tax Treatment for an Investor’s Gains and Losses

Cash or property will be distributed at the sole discretion of the Sponsor, and the Sponsor currently does not intend to make cash or other distributions with respect to Shares. You will be required to pay U.S. federal income tax and, in some cases, state, local, or foreign income tax, on your allocable share of a Fund’s taxable income, without regard to whether you receive distributions or the amount of any distributions. Therefore, the tax liability resulting from your ownership of Shares may exceed the amount of cash or value of property (if any) distributed.

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

The Funds are treated as partnerships for U.S. federal income tax purposes. The U.S. tax rules pertaining to entities taxed as partnerships are complex and their application to publicly traded partnerships such as the Funds is in many respects uncertain. The Funds apply certain assumptions and conventions in an attempt to comply with the intent of the applicable rules and to report taxable income, gains, deductions, losses and credits in a manner that properly reflects Shareholders’ economic gains and losses. These assumptions and conventions may not fully comply with all aspects of the Internal Revenue Code of 1986, as amended (the “Code”) and applicable Treasury Regulations, however, and it is possible that the U.S. Internal Revenue Service (the “IRS”) will successfully challenge our allocation methods and require us to reallocate items of income, gain, deduction, loss or credit in a manner that adversely affects you. If this occurs, you may be required to file an amended tax return and to pay additional taxes plus deficiency interest.

In addition, for taxable years beginning after December 31, 2017, the Funds may be liable for U.S. federal income tax on any “imputed underpayment” of tax resulting from an adjustment as a result of an IRS audit. The amount of the imputed underpayment generally includes increases in allocations of items of income or gains to any investor and decreases in allocations of items of deduction, loss, or credit to any investor without any offset for any corresponding reductions in allocations of items of income or gain to any investor or increases in allocations of items of deduction, loss, or credit to any investor. If a Fund is required to pay any U.S. federal income tax on any imputed underpayment, the resulting tax liability would reduce the net assets of the Fund and would likely have an adverse impact on the value of the Fund’s Shares. In such a case, the tax liability would in effect be borne by Shareholders that own Shares at the time of such assessment, which may be different persons, or persons with different ownership percentages, than persons owning Shares for the tax year under audit. Under certain circumstances, the Funds may be eligible to make an election to cause Shareholders to take into account the amount of any imputed underpayment, including any interest and penalties. The ability of a publicly traded partnership such as the Funds to make this election is uncertain. If the election is made, the Funds would be required to provide Shareholders who owned beneficial interests in the Shares in the year to which the adjusted allocations relate with a statement setting forth their proportionate shares of the adjustment (“Adjusted K-1s”). The investors would be required to take the adjustment into account in the taxable year in which the Adjusted K-1s are issued.

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

The Trust has received an opinion of counsel that, under current U.S. federal income tax laws, each Fund, except TAGS, will be treated and it is more likely than not that TAGS will be treated as a partnership that is not taxable as a corporation for U.S. federal income tax purposes, provided that, among other things: (i) at least 90 percent of the Fund’s annual gross income satisfies certain requirements regarding “qualifying income” as defined in the Code, (ii) the Fund is organized and operated in accordance with its governing agreements and applicable law, and (iii) the Fund does not elect to be taxed as a corporation for federal income tax purposes. Although the Sponsor anticipates that each Fund has satisfied and will continue to satisfy the “qualifying income” requirement for all of its taxable years, that result cannot be assured. The Funds have not requested and will not request any ruling from the IRS with respect to their classification as partnerships not taxable as corporations for federal income tax purposes. If the IRS were to successfully assert that the Funds are taxable as corporations for federal income tax purposes in any taxable year, rather than passing through their income, gains, losses and deductions proportionately to Shareholders, each Fund would be subject to tax on its net income for the year at corporate tax rates. In addition, although the Sponsor does not currently intend to make distributions with respect to Shares, any distributions would be taxable to Shareholders as dividend income. Taxation of the Funds as corporations could materially reduce the after-tax return on an investment in Shares and could substantially reduce the value of your Shares.

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

The CFTC and U.S. designated contract markets such as the CBOT have established position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by the Fund is not) may hold, own or control. For example, the current position limit for aggregate investments at any one time in U.S. exchange traded Corn Futures Contracts, non-U.S. exchange Corn Futures Contracts, and over the counter corn swaps are 1,200 spot month contracts, 57,800 contracts expiring in any other non-spot single month, or 57,800 cumulative totals for all non-spot months. These position limits are fixed ceilings that the Fund would not be able to exceed without specific CFTC authorization.

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

The price and availability of soybeans is influenced by economic and industry conditions, including but not limited to supply and demand factors such as: crop disease; weed control; water availability; various planting, growing, or harvesting problems; severe weather conditions such as drought, floods, heavy rains, frost, or natural disasters that are difficult to anticipate and which cannot be controlled; uncontrolled fires, including arson; challenges in doing business with foreign companies; legal and regulatory restrictions; transportation costs; interruptions in energy supply; currency exchange rate fluctuations; global trade disruption due to outbreaks; and political and economic instability. Additionally, demand for soybeans is affected by changes in international, national, regional, and local economic conditions, and demographic trends. The increased production of soybean crops in South America and the rising demand for soybeans in emerging nations such as China and India have increased competition in the soybean market.

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

Because processing soybean oil can create trans-fats, the demand for soybean oil may decrease due to heightened governmental regulation of trans-fats or trans fatty acids. The U.S. Food and Drug Administration currently requires food manufacturers to disclose levels of trans-fats contained in their products, and various local governments have enacted or are considering restrictions on the use of trans-fats in restaurants. Several food processors have either switched or indicated an intention to switch to oil products with lower levels of trans-fats or trans-fatty acids.

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

The CFTC and U.S. designated contract markets have established position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by the Fund is not) may hold, own or control. For example, the current position limit for aggregate investments at any one time in U.S. exchange traded Soybean Futures Contracts, non-U.S. exchange Soybean Futures Contracts, and over the counter soybean swaps are 1,200 spot month contracts, 27,300 contracts expiring in any other single non-spot month, or 27,300 cumulative totals for all non-spot months. These position limits are fixed ceilings that the Fund would not be able to exceed without specific CFTC authorization.

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

The CFTC and U.S. designated contract markets such as the CBOT have established position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by the Fund is not) may hold, own or control. For example, the current position limit for aggregate investments at any one time per exchange in U.S. exchange traded Wheat Futures Contracts, non-U.S. exchange linked Wheat Futures Contracts, and over the counter wheat swaps are 1,200 spot month contracts, 19,300 contracts expiring in any other single month, or cumulative 19,300 total for all months. These position limits are fixed ceilings that the Fund would not be able to exceed without specific CFTC authorization.

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

Item 1B. Unresolved Staff Comments

There are no unresolved staff comments.

Item 2. Properties

Not applicable.

Item 3. Legal Proceedings

On November 24, 2020, the Sponsor was notified by Dale Riker, the Sponsor’s former Chief Executive Officer, of his intent to file several claims individually and derivatively on behalf of the Sponsor.

On November 30, 2020, the Sponsor and certain of its officers and members filed suit in the Court of Chancery of the State of Delaware, in which, among other things, they bring several claims including a request that the Delaware Court enforce its pre-existing judgment. The case is captioned Gilbertie v. Riker, C.A. No. 2020-1018-AGB (Del. Ch.).

On December 7, 2020, Dale Riker, individually and derivatively on behalf of the Sponsor, filed suit in the Supreme Court for the State of New York, New York County against the Sponsor, the Sponsor’s officers and the Sponsor’s Class A Members. The case is captioned Riker v. Gilbertie, No. 656794-2020 (N.Y. Sup. Ct.).

The Sponsor intends to pursue its claims in Delaware and defend vigorously against Mr. Riker’s claims in New York.

Except as described above, within the past 10 years of the date of this report, there have been no material administrative, civil or criminal actions against the Sponsor, the Trust or the Fund, or any principal or affiliate of any of them.  This includes any actions pending, on appeal, concluded, threatened, or otherwise known to them.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

The principal trading market for the shares of CORN, SOYB, CANE, WEAT and TAGS is the NYSE Arca.

Price Range of Shares

The following tables set forth the range of reported high and low closing prices of the shares for each Fund as reported on the NYSE Arca for the fiscal year ended December 31, 2020 and 2019.

The following table sets forth the range of reported high and low closing prices of the shares of the Teucrium Corn Fund (symbol “CORN”) as reported on the NYSE Arca:

Fiscal Year Ended December 31, 2020	High	Low
Quarter Ended
March 31, 2020	$14.90	$12.96
June 30, 2020	$12.73	$11.67
September 30, 2020	$13.19	$11.54
December 31, 2020	$15.58	$13.13

Fiscal Year Ended December 31, 2019	High	Low
Quarter Ended
March 31, 2019	$16.40	$15.23
June 30, 2019	$17.41	$14.67
September 30, 2019	$17.25	$14.30
December 31, 2019	$15.43	$14.24

The following table sets forth the range of reported high and low closing prices of the shares of the Teucrium Soybean Fund (symbol “SOYB”) as reported on the NYSE Arca:

Fiscal Year Ended December 31, 2020	High	Low
Quarter Ended
March 31, 2020	$15.86	$13.45
June 30, 2020	$14.12	$13.34
September 30, 2020	$16.17	$13.91
December 31, 2020	$19.47	$15.83

Fiscal Year Ended December 31, 2019	High	Low
Quarter Ended
March 31, 2019	$16.72	$15.75
June 30, 2019	$16.15	$14.35
September 30, 2019	$15.89	$14.77
December 31, 2019	$16.00	$14.84

The following table sets forth the range of reported high and low closing prices of the shares of the Teucrium Sugar Fund (symbol “CANE”) as reported on the NYSE Arca:

Fiscal Year Ended December 31, 2020	High	Low
Quarter Ended
March 31, 2020	$7.59	$5.45
June 30, 2020	$5.95	$4.92
September 30, 2020	$6.20	$5.56
December 31, 2020	$6.75	$6.11

Fiscal Year Ended December 31, 2019	High	Low
Quarter Ended
March 31, 2019	$7.81	$6.90
June 30, 2019	$7.49	$6.79
September 30, 2019	$7.07	$6.30
December 31, 2019	$7.08	$6.44

The following table sets forth the range of reported high and low closing prices of the shares of the Teucrium Wheat Fund (symbol “WEAT”) as reported on the NYSE Arca:

Fiscal Year Ended December 31, 2020	High	Low
Quarter Ended
March 31, 2020	$6.01	$5.15
June 30, 2020	$5.77	$4.86
September 30, 2020	$5.75	$5.04
December 31, 2020	$6.19	$5.58

Fiscal Year Ended December 31, 2019	High	Low
Quarter Ended
March 31, 2019	$6.15	$5.03
June 30, 2019	$5.94	$4.88
September 30, 2019	$5.74	$4.90
December 31, 2019	$5.85	$5.24

The following table sets forth the range of reported high and low closing prices of the shares of the Teucrium Agricultural Fund (symbol “TAGS”) as reported on the NYSE Arca:

Fiscal Year Ended December 31, 2020	High	Low
Quarter Ended
March 31, 2020	$19.90	$16.14
June 30, 2020	$17.31	$15.81
September 30, 2020	$18.63	$16.89
December 31, 2020	$21.21	$18.44

Fiscal Year Ended December 31, 2019	High	Low
Quarter Ended
March 31, 2019	$20.92	$19.16
June 30, 2019	$20.73	$18.19
September 30, 2019	$20.31	$17.92
December 31, 2019	$19.68	$18.67

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

55

56

57

Holders of the Funds

The table below sets forth the approximate number of shareholders for each Fund of the Trust as of December 31, 2020.

Fund	Approximate Number of Shareholders
CORN	11,918
SOYB	7,366
CANE	2,526
WEAT	5,458
TAGS	349

58

Use of Proceeds

Teucrium Corn Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-162033	30,000,000	June 7, 2010
2	333-187463	-	April 30, 2013
3	333-210010	-	April 29, 2016
4	333-230626	-	April 29, 2019
5	333-237234	10,000,000	May 1, 2020
6	333-248546	20,000,000	October 2, 2020

From June 9, 2010 (the commencement of operations) through December 31, 2020,  Shares of the Fund were sold at an aggregate offering price of $706,429,269. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund from June 9, 2010 (the commencement of operations) through December 31, 2020 in an amount equal to $1,043,383, resulting in net offering proceeds of $705,385,886. The offering proceeds were invested in corn futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Teucrium Soybean Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-167590	10,000,000	June 13, 2011
2	333-196210	-	June 30, 2014
3	333-217247	-	May 1, 2017
4	333-223940	5,000,000	April 30, 2018
5	333-241569	15,000,000	August 24, 2020

From September 19, 2011 (the commencement of the offering) through December 31, 2020, Shares of the Fund were sold at an aggregate offering price of $211,294,064. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through December 31, 2020 in an amount equal to $186,208, resulting in net offering proceeds of $211,107,856. The offering proceeds were invested in soybean futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

59

Teucrium Sugar Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-167585	10,000,000	June 13, 2011
2	333-196211	-	June 30, 2014
3	333-217248	-	May 1, 2017
4	333-223941	5,000,000	April 30, 2018
5	333-248545	15,000,000	October 2, 2020

From September 19, 2011 (the commencement of the offering) through December 31, 2020, Shares of the Fund were sold at an aggregate offering price of $59,781,306. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through December 31, 2020 in an amount equal to $82,494, resulting in net offering proceeds of $59,698,811. The offering proceeds were invested in sugar futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Teucrium Wheat Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-167591	10,000,000	June 13, 2011
2	333-196209	-	June 30, 2014
3	333-212481	25,050,000	July 15, 2016
4	333-230623	30,000,000	April 29, 2019

From September 19, 2011 (the commencement of the offering) through December 31, 2020, Shares of the Fund were sold at an aggregate offering price of $209,643,994. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through December 31, 2020 in an amount equal to $361,165, resulting in net offering proceeds of $209,282,829. The offering proceeds were invested in wheat futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Teucrium Agricultural Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-173691	5,000,000	February 10, 2012
2	333-201953	-	April 30, 2015
3	333-223943	-	April 30, 2018

From March 28, 2012 (the commencement of the offering) through December 31, 2020, Shares of the Fund were sold at an aggregate offering price of $18,521,631. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through December 31, 2020 in an amount equal to $11,946, resulting in net offering proceeds of $18,509,685. The offering proceeds were invested in Shares of the Underlying Funds and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

60

Issuer Purchases of Equity Securities

The Sponsor, the Trust or any Fund do not purchase shares directly from shareholders; however, the information below details for the current period, October 1, 2020 to December 31, 2020, by month and for the year ended December 31, 2020, the share purchases in connection with the redemption of baskets by Authorized Purchasers.

Issuer Purchases of CORN Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2020	1,875,000	$13.44	N/A	N/A
November 1 to November 30, 2020	400,000	$14.12	N/A	N/A
December 1 to December 3, 2020	1,225,000	$14.60	N/A	N/A
Total	3,500,000	$13.93

January 1 to December 31, 2020	8,850,000	$13.11	N/A	N/A

61

Issuer Purchases of SOYB Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2020	1,875,000	$16.16	N/A	N/A
November 1 to November 30, 2020	950,000	$16.94	N/A	N/A
December 1 to December 3, 2020	700,000	$18.05	N/A	N/A
Total	3,525,000	$16.75

January 1 to December 31, 2020	4,800,000	$16.09	N/A	N/A

Issuer Purchases of WEAT Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2020	300,000	$6.06	N/A	N/A
November 1 to November 30, 2020	250,000	$5.89	N/A	N/A
December 1 to December 3, 2020	1,475,000	$5.94	N/A	N/A
Total	2,025,000	$5.95

January 1 to December 31, 2020	2,950,000	$5.81	N/A	N/A

Issuer Purchases of CANE Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2020	-	$-	N/A	N/A
November 1 to November 30, 2020	200,000	$6.12	N/A	N/A
December 1 to December 3, 2020	-	$-	N/A	N/A
Total	200,000	$6.12

January 1 to December 31, 2020	1,425,000	$6.34	N/A	N/A

62

Issuer Purchases of TAGS Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2020	-	$-	N/A	N/A
November 1 to November 30, 2020	-	$-	N/A	N/A
December 1 to December 3, 2020	-	$-	N/A	N/A
Total	-	$-

January 1 to December 31, 2020	12,500	$16.78	N/A	N/A

Dividends

Neither the Trust nor any Fund has made, and there are no plans to make any cash distributions to shareholders.

63

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

64

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

65

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

Results of Operations

The discussion below addresses the material changes in the results of operations for the year ended December 31, 2020 compared to the years ended December 31, 2019 and 2018. CORN, SOYB, CANE WEAT and TAGS operated for the entirety of all periods discussed below.

Total expenses for the current and comparative periods are presented both gross and net of any expenses waived or paid by the Sponsor that would have been incurred by the Funds (“expenses waived by the Sponsor”). For all expenses waived in 2018, 2019 and 2020, the Sponsor has determined that no reimbursement will be sought in future periods. “Total expenses, net”, which is after the impact of any expenses waived by or reimbursed to the Sponsor, are presented in the same manner as previously reported. There is, therefore, no impact to or change in the net gain or net loss in any period for the Trust and each Fund as a result of this change in presentation.

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

Teucrium Corn Fund

The Teucrium Corn Fund commenced investment operations on June 9, 2010. The investment objective of the Corn Fund is to have the daily changes in percentage terms of the Shares’ NAV reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for three futures contracts for corn (“Corn Futures Contracts”) that are traded on the Chicago Board of Trade (“CBOT”), specifically (1) the second to expire CBOT Corn Futures Contract, weighted 35%, (2) the third to expire CBOT Corn Futures Contract, weighted 30%, and (3) the CBOT Corn Futures Contract expiring in the December following the expiration month of the third to expire contract, weighted 35%. The benchmark for the Fund is the Teucrium Corn Index (TCORN). To convert to an index, 100 is set to $25, the opening day price of CORN. The fund does not track the spot price of corn.

On December 31, 2020, the Corn Fund held a total of  CBOT Corn Futures contracts with a notional value of $138,278,913. The contracts had an asset fair value of $20,154,606. The weighting of the notional value of the contracts was weighted as follows: (1) 35% to the MAY21 contracts, the second to expire CBOT Corn Futures Contract, (2) 30% to JUL21 CBOT contracts, the third to expire CBOT Corn Futures Contract, and (3) 35% to DEC21 CBOT contracts, the CBOT Corn Futures Contract expiring in the December following the expiration month of the third to expire contract.

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

Teucrium Corn ETF Performance as of 12/31/2020

	Three Month	Year to Date	3 Year Annualized	5 Year Annualized	Inception Annualized
NAV	18.18%	4.83%	-2.47%	-6.06%	-4.40%
Price	18.84%	5.27%	-2.42%	-5.99%	-4.38%
Benchmark (TCORN)	18.55%	7.31%	-0.83%	-3.92%	-0.97%

For the Year Ended December 31, 2020 Compared to the Years Ended December 31, 2019 and 2018

	Year Ending	Year Ending	Year Ending
	Decemeber 31, 2020	December 31, 2019	December 31, 2018
Total Net Assets	$138,289,537	$75,220,190	$56,379,057
Shares Outstanding	8,900,004	5,075,004	3,500,004
Net Asset Value per share	$15.54	$14.82	$16.11
Closing Price	$15.58	$14.80	$16.05

Total net assets for the Fund increased year over year by 84%, driven by a combination of an increase in total shares outstanding of 3,825,000 or 75% and an increase in the NAV per share of $0.72 or 5%. The net assets for the Fund increased by 145% when comparing 2020 to 2018. This increase in total net assets year over year, in the opinion of management, was generally due to weak corn prices during first half of 2020, followed by increased investor interest as China surfaced as a buyer of record amounts of US corn; in turn drawing down inventories followed by the USDA greatly reducing ending stocks for the current crop year.

The Fund issued shares as part of creation baskets and purchased shares as part of redemption baskets. The total for each year is reflected below. Shares outstanding increased by 75% when comparing 2020 to 2019 and increased by 154% when comparing 2020 to 2018.

	Year ended	Year ended	Year ended
	December 31, 2020	December 31, 2019	December 31, 2018
Creation of Shares	12,675,000	2,675,000	1,525,000
Redemption of Shares	8,850,000	1,100,000	1,900,000

	Year ended	Year ended	Year ended
	December 31, 2020	December 31, 2019	December 31, 2018
Average daily total net assets	$94,548,518	$75,819,527	$70,400,396
Net realized and unrealized gain (loss) on futures contracts	$25,253,341	$(7,538,742)	$(2,373,675)
Interest income earned on cash and cash equivalents	$603,571	$1,843,431	$1,480,822
Annualized interest yield based on average daily total net assets	0.64%	2.43%	2.10%
Net Income (Loss)	$23,491,137	$(8,416,897)	$(3,413,397)
Weighted average share outstanding	7,170,974	4,882,196	4,169,662
Management Fees	$945,485	$758,195	$704,004
Total gross fees and other expenses excluding management fees	$2,269,686	$1,979,030	$2,097,357
Brokerage Commissions	$149,619	$81,568	$91,065
Expenses waived by the Sponsor	$849,396	$15,639	$280,817
Total expense ratio net of expenses waived by the Sponsor	2.50%	3.59%	3.58%
Net investment loss	1.86%	1.16%	1.48%

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

The decrease in interest and other income year over year was due to the economic uncertainty of the COVID-19 pandemic and the significant decrease in the effective federal fund rates. As a result, the amount of interest income earned as a percentage of average daily total net assets was lower during the year ended December 31, 2020, compared to the years ending 2019 and 2018. The Fund earns interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper.

The increase in management fee paid to the Sponsor compared to the years ending 2019 and 2018 was a result of higher average net assets. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets. Other than the management fee to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day to day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one year, or commitments regardless of the level of assets under management. The structure of the Fund and the nature of the expenses are such that as total net assets grow, there is a scalability of expenses that may allow the total expense ratio to be reduced. However, if total net assets for the Fund fall, the total expense ratio of the Fund will increase unless additional reductions are made by the Sponsor to the daily expense accruals. The Sponsor can elect to adjust the daily expense accruals at its discretion based on market conditions and other Fund considerations.

The increase in total gross fees and other expenses excluding management fees for the year ended December 31, 2020, compared to 2019 and 2018 was generally due to the increase in average assets under management relative to the other Funds and the decrease in interest earnings, which are generally used to offset expenses. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The increase in total brokerage commissions for the year ended December 31, 2020, compared to the year ended December 31, 2019 and 2018, was primarily due to an increase in contracts purchased, liquidated, and rolled.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to December 31, 2020 and serves to illustrate the relative changes of these components.

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

Teucrium Soybean Fund

The Teucrium Soybean Fund commenced investment operations on September 19, 2011. The investment objective of the Fund is to have the daily changes in the NAV of the Fund’s shares reflect the daily changes in the soybean market for future delivery as measured by the Benchmark. The Benchmark is a weighted average of the closing settlement prices for three futures contracts for soybeans (“Soybean Futures Contracts”) that are traded on the Chicago Board of Trade (“CBOT”), specifically (1) the second to expire CBOT Soybean Futures Contract (excluding August & September), weighted 35%, (2) the third to expire CBOT Soybean Futures Contract (excluding August & September), weighted 30%, and (3) the CBOT Soybean Futures Contract expiring in the November following the expiration of the third to expire contract, weighted 35%. The benchmark for the Fund is the Teucrium Soybean Index (TSOYB). To convert to an index, 100 is set to $25, the opening day price of SOYB. The fund does not track the spot price of soybeans.

On December 31, 2020, the Fund held a total of CBOT soybean futures contracts with a notional value of $89,214,400. The contracts had an asset fair value of $15,124,226. The weighting of the notional value of the contracts was weighted as follows: (1) 35% to MAR21 CBOT contracts, (2) 30% to MAY21 CBOT contracts, and (3) 35% to NOV21 CBOT contracts.

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

Teucrium Soybean ETF Performance as of 12/31/2020

	Three Month	Year to Date	3 Year Annualized	5 Year Annualized	Inception Annualized
NAV	22.86%	22.98%	2.98%	2.37%	-2.64%
Price	22.92%	22.99%	2.88%	2.36%	-2.66%
Benchmark (TSOYB)	23.35%	25.73%	4.73%	4.65%	1.12%

For the Year Ended December 31, 2020 Compared to the Years Ended December 31, 2019 and 2018

	Year Ending	Year Ending	Year Ending
	Decemeber 31, 2020	December 31, 2019	December 31, 2018
Total Net Assets	$89,178,862	$28,135,131	$27,942,017
Shares Outstanding	4,575,004	1,775,004	1,725,004
Net Asset Value per share	$19.49	$15.85	$16.20
Closing Price	$19.47	$15.83	$16.18

Total net assets for the Fund increased year over year by 217%, driven by a combination of an increase in total shares outstanding of 2,800,000 or 158% and an increase in the NAV per share of $3.64 or 23%. The net assets for the Fund increased by 219% when comparing 2020 to 2018. This increase year over year, in the opinion of management, was due to the relative low price of soybeans during the first half of 2020 compared to the last decade, followed by China purchasing record amounts of soybeans in the midst of rebuilding their hog herd post African Swine Flu. This in turn renewed investor focus on the agricultural commodity sector.

The Fund issued shares as part of creation baskets and purchased shares as part of redemption baskets. The total for each year is reflected below. Shares outstanding increased by 158% when comparing 2020 to 2019 and increased by 165% when comparing 2020 to 2018.

	Year ended	Year ended	Year ended
	December 31, 2020	December 31, 2019	December 31, 2018
Creation of Shares	7,600,000	650,000	1,575,000
Redemption of Shares	4,800,000	600,000	425,000

	Year ended	Year ended	Year ended
	December 31, 2020	December 31, 2019	December 31, 2018
Average daily total net assets	$58,080,022	$27,815,161	$21,228,712
Net realized and unrealized gain (loss) on futures contracts	$28,597,044	$304,278	$(1,448,225)
Interest income earned on cash and cash equivalents	$261,834	$677,163	$460,170
Annualized interest yield based on average daily total net assets	0.45%	2.43%	2.17%
Net Income (Loss)	$27,496,919	$(27,201)	$(1,764,857)
Weighted average share outstanding	3,731,425	1,784,251	1,261,579
Management Fees	$580,800	$278,152	$212,287
Total gross fees and other expenses excluding management fees	$1,180,677	$826,793	$959,106
Brokerage Commissions	$35,880	$12,219	$15,780
Expenses waived by the Sponsor	$399,518	$96,303	$394,591
Total expense ratio net of expenses waived by the Sponsor	2.34%	3.63%	3.66%
Net investment loss	1.89%	1.20%	1.49%

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

The decrease in interest and other income year over year was due to the economic uncertainty of the COVID-19 pandemic and the significant decrease in the effective federal fund rates. As a result, the amount of interest income earned as a percentage of average daily total net assets was lower during the year ended December 31, 2020, compared to the years ending 2019 and 2018. The Fund earns interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper.

The increase in management fee paid to the Sponsor compared to the years ending 2020 and 2019 was a result of higher average net assets. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets. Other than the management fee to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day to day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one year, or commitments regardless of the level of assets under management. The structure of the Fund and the nature of the expenses are such that as total net assets grow, there is a scalability of expenses that may allow the total expense ratio to be reduced. However, if total net assets for the Fund fall, the total expense ratio of the Fund will increase unless additional reductions are made by the Sponsor to the daily expense accruals. The Sponsor can elect to adjust the daily expense accruals at its discretion based on market conditions and other Fund considerations.

The increase in total gross fees and other expenses excluding management fees for the year ended December 31, 2020, compared to 2019 and 2018 was generally due to the increase in average assets under management relative to the other Funds and the decrease in interest earnings, which are generally used to offset expenses. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The increase in total brokerage commissions for the year ended December 31, 2020, compared to the year ended December 31, 2019 and 2018, was primarily due to an increase in contracts purchased, liquidated, and rolled.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to December 31, 2020 and serves to illustrate the relative changes of these components.

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

Teucrium Sugar Fund

The Teucrium Sugar Fund commenced investment operations on September 19, 2011. The investment objective of the Fund is to have the daily changes in the NAV of the Fund’s shares reflect the daily changes in the sugar market for future delivery as measured by the Benchmark. The Benchmark is a weighted average of the closing settlement prices for three futures contracts for No. 11 Sugar (“Sugar Futures Contracts”) that are traded on the ICE Futures US (“ICE Futures”), specifically (1) the second to expire ICE No.11 Sugar Futures Contract, weighted 35%, (2) the third to expire ICE No.11 Sugar Futures Contract, weighted 30%, and (3) the ICE No.11 Sugar Futures Contract expiring in the March following the expiration of the third to expire contract, weighted 35%. The benchmark for the Fund is the Teucrium Sugar Index (TCANE). To convert to an index, 100 is set to $25, the opening day price of CANE. The fund does not track the spot price of sugar cane.

On December 31, 2020, the Fund held a total of  ICE sugar futures contracts with a notional value of $12,761,370. The contracts had an asset fair value of $1,407,703. The weighting of the notional value of the contracts was weighted as follows: (1) 35% to the MAY21 ICE No 11 contracts, (2) 30% to the JUL21 ICE No 11 contracts, and (3) 35% to the MAR22 ICE No 11 contracts.

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

Teucrium Sugar ETF Performance as of 12/31/2020

	Three Month	Year to Date	3 Year Annualized	5 Year Annualized	Inception Annualized
NAV	10.05%	-4.51%	-11.79%	-7.67%	-13.19%
Price	10.84%	-3.85%	-11.63%	-7.67%	-13.15%
Benchmark (TCANE)	10.40%	-2.20%	-10.15%	-6.00%	-10.79%

For the Year Ended December 31, 2020 Compared to the Years Ended December 31, 2019 and 2018

	Year Ending	Year Ending	Year Ending
	Decemeber 31, 2020	December 31, 2019	December 31, 2018
Total Net Assets	$12,766,091	$12,313,180	$10,778,739
Shares Outstanding	1,900,004	1,750,004	1,525,004
Net Asset Value per share	$6.72	$7.04	$7.07
Closing Price	$6.75	$7.02	$7.09

Total net assets for the Fund increased year over year by 4%, driven by a combination of an increase in total shares outstanding of 150,000 or 9% and a decrease in the NAV per share of ($0.32) or 5%. The net assets for the Fund increased by 18% when comparing 2020 to 2018. This increase was, in the opinion of management, due to the low price of sugar and record world demand relative to recent years, which accelerated investor interest.

The Fund issued shares as part of creation baskets and purchased shares as part of redemption baskets. The total for each year is reflected below. Shares outstanding increased by 9% when comparing 2020 to 2019 and increased by 25% when comparing 2020 to 2018.

	Year ended	Year ended	Year ended
	December 31, 2020	December 31, 2019	December 31, 2018
Creation of Shares	1,575,000	800,000	2,450,000
Redemption of Shares	1,425,000	575,000	1,575,000

	Year ended	Year ended	Year ended
	December 31, 2020	December 31, 2019	December 31, 2018
Average daily total net assets	$10,417,038	$10,316,016	$12,219,835
Net realized and unrealized gain (loss) on futures contracts	$403,337	$274,853	$(2,245,847)
Interest income earned on cash and cash equivalents	$68,866	$240,634	$249,417
Annualized interest yield based on average daily total net assets	0.66%	2.33%	2.04%
Net Income (Loss)	$196,761	$148,546	$(2,435,786)
Weighted average share outstanding	1,676,917	1,477,196	1,620,415
Management Fees	$104,170	$103,160	$122,198
Total gross fees and other expenses excluding management fees	$381,886	$435,527	$586,078
Brokerage Commissions	$14,681	$12,776	$24,030
Expenses waived by the Sponsor	$210,614	$171,746	$268,920
Total expense ratio net of expenses waived by the Sponsor	2.64%	3.56%	3.60%
Net investment loss	1.98%	1.23%	1.56%

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

The decrease in interest and other income year over year was due to the economic uncertainty of the COVID-19 pandemic and the significant decrease in the effective federal fund rates. As a result, the amount of interest income earned as a percentage of average daily total net assets was lower during the year ended December 31, 2020, compared to the years ending 2019 and 2018. The Fund earns interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper.

The slight increase in management fee paid to the Sponsor compared to the year ending 2019 was a result of higher average net assets. The decrease when compared to 2018 was due to lower average net assets. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets. Other than the management fee to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day to day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one year, or commitments regardless of the level of assets under management. The structure of the Fund and the nature of the expenses are such that as total net assets grow, there is a scalability of expenses that may allow the total expense ratio to be reduced. However, if total net assets for the Fund fall, the total expense ratio of the Fund will increase unless additional reductions are made by the Sponsor to the daily expense accruals. The Sponsor can elect to adjust the daily expense accruals at its discretion based on market conditions and other Fund considerations.

The decrease in total gross fees and other expenses excluding management fees for the year ended December 31, 2020, compared to 2019 and 2018 was generally due to the decrease in average assets under management relative to the other Funds and the decrease in interest earnings, which are generally used to offset expenses. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The increase in total brokerage commissions for the year ended December 31, 2020, compared to the year ended December 31, 2019, was primarily due to an increase in contracts purchased, liquidated, and rolled. The decrease for the year ended December 31, 2020 compared to 2018, was primarily due to a decrease in contracts purchased, liquidated, and rolled.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to December 31, 2020 and serves to illustrate the relative changes of these components.

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

Teucrium Wheat Fund

The Teucrium Wheat Fund commenced investment operations on September 19, 2011. The investment objective of the Fund is to have the daily changes in the NAV of the Fund’s Shares reflect the daily changes in the wheat market for future delivery as measured by the Benchmark. The Benchmark is a weighted average of the closing settlement prices for three futures contracts for wheat (“Wheat Futures Contracts”) that are traded on the Chicago Board of Trade (“CBOT”), specifically (1) the second to expire CBOT Wheat Futures Contract, weighted 35%, (2) the third to expire CBOT Wheat Futures Contract, weighted 30%, and (3) the CBOT Wheat Futures Contract expiring in the December following the expiration of the third to expire contract, weighted 35%. The benchmark for the Fund is the Teucrium Wheat Index (TWEAT). To convert to an index, 100 is set to $25, the opening day price of WEAT. The fund does not track the spot price of wheat.

On December 31, 2020, the Fund held a total of  CBOT wheat futures contracts with a notional value of $69,863,788. The contracts had an asset fair value of $5,738,162. The weighting of the notional value of the contracts was weighted as follows: (1) 35% to MAY21 CBOT contracts, (2) 30% to JUL21 CBOT contracts, and (3) 35% to DEC21 CBOT contracts.

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

Teucrium Wheat ETF Performance as of 12/31/2020

	Three Month	Year to Date	3 Year Annualized	5 Year Annualized	Inception Annualized
NAV	7.71%	5.48%	0.91%	-7.61%	-14.00%
Price	8.41%	5.81%	1.04%	-7.50%	-13.95%
Benchmark (TWEAT)	8.27%	7.84%	2.58%	-5.55%	-10.59%

For the Year Ended December 31, 2020 Compared to the Years Ended December 31, 2019 and 2018

	Year Ending	Year Ending	Year Ending
	Decemeber 31, 2020	December 31, 2019	December 31, 2018
Total Net Assets	$69,876,578	$52,236,196	$55,149,873
Shares Outstanding	11,350,004	8,950,004	9,275,004
Net Asset Value per share	$6.16	$5.84	$5.95
Closing Price	$6.19	$5.85	$5.93

Total net assets for the Fund increased year over year by 34%, driven by a combination of an increase in total shares outstanding of 2,400,000 or 27% and an increase in the NAV per share of $0.32 or 5%. The net assets for the Fund increased by 27% when comparing 2020 to 2018. This increase year over year, in the opinion of management, was due to concerns over reduced supplies due to the lowest planted acres in over 100 years and strong world demand; with both aiding in the drawdown of  US ending stocks.

The Fund issued shares as part of creation baskets and purchased shares as part of redemption baskets. The total for each year is reflected below. Shares outstanding increased by 27% when comparing 2020 to 2019 and increased by 22% when comparing 2020 to 2018.

	Year ended	Year ended	Year ended
	December 31, 2020	December 31, 2019	December 31, 2018
Creation of Shares	5,350,000	2,175,000	2,000,000
Redemption of Shares	2,950,000	2,500,000	2,975,000

	Year ended	Year ended	Year ended
	December 31, 2020	December 31, 2019	December 31, 2018
Average daily total net assets	$55,498,211	$53,485,016	$64,859,322
Net realized and unrealized gain (loss) on futures contracts	$6,131,591	$(569,759)	$1,112,762
Interest income earned on cash and cash equivalents	$416,399	$1,319,942	$1,343,227
Annualized interest yield based on average daily total net assets	0.75%	2.47%	2.07%
Net Income (Loss)	$4,972,972	$(1,091,945)	$15,244
Weighted average share outstanding	9,949,731	9,768,840	10,111,031
Management Fees	$554,982	$534,850	$648,593
Total gross fees and other expenses excluding management fees	$1,101,226	$1,309,778	$2,026,888
Brokerage Commissions	$40,741	$41,004	$63,679
Expenses waived by the Sponsor	$81,190	$2,500	$234,736
Total expense ratio net of expenses waived by the Sponsor	2.84%	3.44%	3.76%
Net investment loss	2.09%	0.97%	1.69%

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

The decrease in interest and other income year over year was due to the economic uncertainty of the COVID-19 pandemic and the significant decrease in the effective federal fund rates. As a result, the amount of interest income earned as a percentage of average daily total net assets was lower during the year ended December 31, 2020, compared to the years ending 2019 and 2018. The Fund earns interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper.

The increase in management fee paid to the Sponsor compared to the year ending 2019 was a result of higher average net assets. The decrease when compared to 2018 was due to lower average net assets. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets. Other than the management fee to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day to day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one year, or commitments regardless of the level of assets under management. The structure of the Fund and the nature of the expenses are such that as total net assets grow, there is a scalability of expenses that may allow the total expense ratio to be reduced. However, if total net assets for the Fund fall, the total expense ratio of the Fund will increase unless additional reductions are made by the Sponsor to the daily expense accruals. The Sponsor can elect to adjust the daily expense accruals at its discretion based on market conditions and other Fund considerations.

The decrease in total gross fees and other expenses excluding management fees for the year ended December 31, 2020, compared to 2019 and 2018 was generally due to the decrease in average assets under management relative to the other Funds and the decrease in interest earnings, which are generally used to offset expenses. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The decrease in total brokerage commissions for the year ended December 31, 2020, compared to the year ended December 31, 2019 and 2018, was primarily due to a decrease in contracts purchased, liquidated, and rolled.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to December 31, 2020 and serves to illustrate the relative changes of these components.

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

Teucrium Agricultural Fund

The Teucrium Agricultural Fund commenced operation on March 28, 2012. The investment objective of the Fund is to provide daily investment results that reflect the combined daily performance of four other commodity pools that are a series of the Trust and are sponsored by the Sponsor: the Teucrium Corn Fund, the Teucrium Wheat Fund, the Teucrium Soybean Fund and the Teucrium Sugar Fund (the “Underlying Funds”). Under normal market conditions, the Fund seeks to achieve its investment objective generally by investing equally in shares of each of the four Underlying Funds. The Fund’s investments in shares of the Underlying Funds is rebalanced, generally on a daily basis, in order to maintain approximately a 25% allocation to each of the Fund’s assets to each Underlying Fund. The fund does not track the spot price of corn, wheat, soybeans, or sugarcane. The Fund does not intend to invest directly in futures contracts (“Futures Contracts”), although it reserves the right to do so in the future, including if an Underlying Fund ceases operation. The benchmark for the Fund is the Teucrium Agricultural Index (TTAGS). To convert to an index, 100 is set to $50, the opening day price of TAGS.

On December 31, 2020, the Fund held: 1) 25,858 shares of CORN with a fair value of $401,787; 2) 64,237 shares of WEAT with a fair value of $395,482; 3) 20,581 shares of SOYB with a fair value of $401,177; and 4) 57,124 shares of CANE with a fair value of $383,816. The weighting on December 31, 2020 was 26% to CORN, 25% to WEAT, 25% to SOYB and 24% to CANE.

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

Teucrium Agricultural ETF Performance as of 12/31/2020

	Three Month	Year to Date	3 Year Annualized	5 Year Annualized	Inception Annualized
NAV	14.50%	7.14%	-2.44%	-4.50%	-9.36%
Price	15.20%	8.21%	-1.37%	-4.34%	-9.32%
Benchmark (TTAGS)	14.73%	7.66%	-1.91%	-3.94%	-8.86%

For the Year Ended December 31, 2020 Compared to the Years Ended December 31, 2019 and 2018

	Year Ending	Year Ending	Year Ending
	Decemeber 31, 2020	December 31, 2019	December 31, 2018
Total Net Assets	$1,584,388	$1,478,780	$1,524,760
Shares Outstanding	75,002	75,002	68,153
Net Asset Value per share	$21.12	$19.72	$20.33
Closing Price	$21.21	$19.60	$20.53

Total net assets for the Fund increased year over year by 7%, driven by an increase in the NAV per share of $1.40. The net assets for the Fund increased by 4% when comparing 2020 to 2018. Effective August 2, 2012 through April 9, 2018, the Fund was at 50,002 shares outstanding which represents a minimum number of shares and there could be no further redemptions until additional shares were created.

The Fund issued shares as part of creation baskets and purchased shares as part of redemption baskets. The total for each year is reflected below. Shares outstanding remained unchanged when comparing 2020 to 2019 and increased by 10% when comparing 2020 to 2018.

	Year ended	Year ended	Year ended
	December 31, 2020	December 31, 2019	December 31, 2018
Creation of Shares	12,500	-	25,000
Redemption of Shares	12,500	-	-

	Year ended	Year ended	Year ended
	December 31, 2020	December 31, 2019	December 31, 2018
Average daily total net assets	$1,282,495	$1,464,338	$1,472,281
Net realized and unrealized gain (loss) on securities	$82,015	$(43,261)	$(184,933)
Interest income earned on cash equivalents	$11	$63	$51
Annualized interest yield based on average daily total net assets	0.00%	0.00%	0.00%
Net Income (Loss)	$79,463	$(45,980)	$(191,986)
Weighted average share outstanding	70,733	75,002	68,153
Total gross fees and other expenses	$42,396	$43,299	$55,470
Brokerage Commissions	$1	$1	$-
Expenses waived by the Sponsor	$39,833	$40,517	$48,366
Total expense ratio net of expenses waived by the Sponsor	0.20%	0.19%	0.48%
Net investment loss	0.20%	0.19%	0.48%

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

The total gross fees and other expenses for the year ending December 31, 2020, compared to the years ending 2019 and 2018, generally remained unchanged. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to December 31, 2020 and serves to illustrate the relative changes of these components.

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

During the period from January 1, 2020 through December 31, 2020, the average daily change in the NAV of each Fund was within plus/minus 10 percent of the average daily change in the Benchmark of the Fund, as stated in the prospectus for each Fund.

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

CORN Bid / Ask Midpoint in Relation to NAV
Premium / Discount Range (Basis Points)	Number of Trading Days in the Quarter
	01/01 to 03/31/2020	04/01 to 06/30/2020	07/01 to 09/30/2020	10/01 to 12/31/2020
<-200	0	0	0	0
-100 to -199	0	0	0	0
-50 to -99	4	7	0	1
-1 to -49	47	24	31	54
0	1	1	2	0
1 to 49	8	30	31	9
50 to 99	2	1	0	0
100 to 199	0	0	0	0
>200	0	0	0	0
Total	63	64	64	64

The performance data above for the Teucrium Corn Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

SOYB Bid / Ask Midpoint in Relation to NAV
Premium / Discount Range (Basis Points)	Number of Trading Days in the Quarter
	01/01 to 03/31/2020	04/01 to 06/30/2020	07/01 to 09/30/2020	10/01 to 12/31/2020
<-200	0	0	0	0
-100 to -199	1	0	0	0
-50 to -99	1	1	0	0
-1 to -49	39	13	20	46
0	3	0	2	1
1 to 49	18	45	42	17
50 to 99	0	3	0	0
100 to 199	0	1	0	0
>200	0	0	0	0
Total	62	63	64	64

The performance data above for the Teucrium Soybean Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

CANE Bid / Ask Midpoint in Relation to NAV
Premium / Discount Range (Basis Points)	Number of Trading Days in the Quarter
	01/01 to 03/31/2020	04/01 to 06/30/2020	07/01 to 09/30/2020	10/01 to 12/31/2020
<-200	0	0	0	0
-100 to -199	2	5	0	1
-50 to -99	11	7	4	5
-1 to -49	33	16	31	40
0	2	0	0	2
1 to 49	11	11	18	15
50 to 99	3	6	9	1
100 to 199	0	14	2	0
>200	0	4	0	0
Total	62	63	64	64

The performance data above for the Teucrium Sugar Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

WEAT Bid / Ask Midpoint in Relation to NAV
Premium / Discount Range (Basis Points)	Number of Trading Days in the Quarter
	01/01 to 03/31/2020	04/01 to 06/30/2020	07/01 to 09/30/2020	10/01 to 12/31/2020
<-200	0	0	0	0
-100 to -199	0	1	0	0
-50 to -99	3	4	0	2
-1 to -49	35	36	32	45
0	0	1	0	1
1 to 49	23	19	32	16
50 to 99	1	2	0	0
100 to 199	0	0	0	0
>200	0	0	0	0
Total	62	63	64	64

The performance data above for the Teucrium Wheat Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

TAGS Bid / Ask Midpoint in Relation to NAV
Premium / Discount Range (Basis Points)	Number of Trading Days in the Quarter
	01/01 to 03/31/2020	04/01 to 06/30/2020	07/01 to 09/30/2020	10/01 to 12/31/2020
<-200	10	8	1	1
-100 to -199	2	25	2	4
-50 to -99	3	4	3	2
-1 to -49	37	7	1	7
0	1	0	1	1
1 to 49	8	8	8	14
50 to 99	1	3	6	12
100 to 199	0	6	18	13
>200	0	2	24	10
Total	62	63	64	64

The performance data above for the Teucrium Agricultural Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

For the period from August 2, 2012 through April 10, 2018, TAGS had 50,002 shares outstanding; this represents the minimum number of shares and, thus, no shares could be redeemed until additional shares have been created. This has generated a situation, at times, in which the spread between the bid/ask midpoint at 4 p.m. and the NAV falls outside of the “1 to 49” or “-1 to -49” range. The situation does not affect the actual NAV of the Fund.

Off Balance Sheet Financing

As of December 31, 2020, neither the Trust nor any of the Funds has any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Funds. While the exposure of each Fund under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial positions of each Fund.

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

The Funds generate cash primarily from (i) the sale of Creation Baskets and (ii) interest earned on cash and cash equivalents. Generally, all of the net assets of the Funds are allocated to trading in Commodity Interests. Most of the assets of the Funds are held in cash and/or cash equivalents. The percentage that such assets bear to the total net assets will vary from period to period as the market values of the Commodity Interests change. Interest earned on interest-bearing assets of a Fund are paid to that Fund. Due to the economic uncertainty of the COVID-19 pandemic, the Sponsor has experienced a significant decrease in interest rates, and as such the Funds may experience a higher breakeven year over year.

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

The impact of COVID-19 is evolving, and such events can be highly disruptive to economies and markets, significantly disrupt the operations of individual companies (including, but not limited to, the Funds’ Sponsor and third party service providers), sectors, industries, markets, securities and commodity exchanges, currencies, interest and inflation rates, credit ratings, investor sentiment, and other factors affecting the value of the Funds’ investments. These factors could cause substantial market volatility, exchange trading suspensions and closures that could impact the ability of the Funds to complete redemptions and otherwise affect Fund performance and Fund trading in the secondary market. A widespread crisis may also affect the global economy in ways that cannot necessarily be foreseen at the current time. How long such events will last and whether they will continue or recur cannot be predicted. Impacts from these events could have significant impact on a Fund’s performance, resulting in losses to your investment. The global economic impacts of past, current and future may cause the underlying assumptions and expectations of the Funds to become outdated quickly or inaccurate, resulting in significant losses.

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

The tables below present a quantitative analysis of hypothetical impact of price decreases and increases in each of the commodity futures contracts held by each of the Funds, or the Underlying Funds in the case of TAGS, on the actual holdings and NAV per share as of December 31, 2020. For purposes of this analysis, all futures contracts held by the Funds and the Underlying Funds are assumed to change by the same percentage. In addition, the cash held by the Funds and any management fees paid to the Sponsor are assumed to remain constant and not impact the NAV per share. There may be very slight and immaterial differences, due to rounding, in the tables presented below.

Quantitative Risk Analysis

CORN:

	December 31, 2020 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of December 31, 2020	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Corn Futures MAY21	2,004	$4.8325	$48,421,650	$43,579,485	$41,158,403	$38,737,320	$53,263,815	$55,684,898	$58,105,980
CBOT Corn Futures JUL21	1,727	$4.8025	$41,469,588	$37,322,629	$35,249,150	$33,175,670	$45,616,547	$47,690,026	$49,763,506
CBOT Corn Futures DEC21	2,226	$4.3475	$48,387,675	$43,548,908	$41,129,524	$38,710,140	$53,226,443	$55,645,826	$58,065,210
Total CBOT Corn Futures			$138,278,913	$124,451,022	$117,537,077	$110,623,130	$152,106,805	$159,020,750	$165,934,696

Shares outstanding			8,900,004	8,900,004	8,900,004	8,900,004	8,900,004	8,900,004	8,900,004

Net Asset Value per Share attributable directly to CBOT Corn Futures			$15.54	$13.98	$13.21	$12.43	$17.09	$17.87	$18.64
Total Net Asset Value per Share as reported			$15.54
Change in the Net Asset Value per Share				$(1.55)	$(2.33)	$(3.11)	$1.55	$2.33	$3.11

Percent Change in the Net Asset Value per Share				-10.00%	-15.00%	-20.00%	10.00%	15.00%	20.00%

SOYB:

	December 31, 2020 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of December 31, 2020	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Soybean Futures MAR21	479	$13.1100	$31,398,450	$28,258,605	$26,688,683	$25,118,760	$34,538,295	$36,108,218	$37,678,140
CBOT Soybean Futures MAY21	411	$13.0675	$26,853,712	$24,168,341	$22,825,655	$21,482,970	$29,539,083	$30,881,769	$32,224,454
CBOT Soybean Futures NOV21	557	$11.1175	$30,962,238	$27,866,014	$26,317,902	$24,769,790	$34,058,462	$35,606,574	$37,154,686
Total CBOT Soybean Futures			$89,214,400	$80,292,960	$75,832,240	$71,371,520	$98,135,840	$102,596,561	$107,057,280

Shares outstanding			4,575,004	4,575,004	4,575,004	4,575,004	4,575,004	4,575,004	4,575,004

Net Asset Value per Share attributable directly to CBOT Soybean Futures			$19.50	$17.55	$16.58	$15.60	$21.45	$22.43	$23.40
Total Net Asset Value per Share as reported			$19.49
Change in the Net Asset Value per Share				$(1.95)	$(2.93)	$(3.90)	$1.95	$2.93	$3.90

Percent Change in the Net Asset Value per Share				-10.00%	-15.01%	-20.01%	10.00%	15.01%	20.01%

CANE:

	December 31, 2020 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of December 31, 2020	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
ICE #11 Sugar Futures MAY21	272	$0.1468	$4,472,115	$4,024,904	$3,801,298	$3,577,692	$4,919,327	$5,142,932	$5,366,538
ICE #11 Sugar Futures JUL21	241	$0.1419	$3,830,165	$3,447,149	$3,255,640	$3,064,132	$4,213,182	$4,404,690	$4,596,198
ICE #11 Sugar Futures MAR22	279	$0.1427	$4,459,090	$4,013,181	$3,790,227	$3,567,272	$4,904,999	$5,127,954	$5,350,908
Total ICE #11 Sugar Futures			$12,761,370	$11,485,234	$10,847,165	$10,209,096	$14,037,508	$14,675,576	$15,313,644

Shares outstanding			1,900,004	1,900,004	1,900,004	1,900,004	1,900,004	1,900,004	1,900,004

Net Asset Value per Share attributable directly to ICE #11 Sugar Futures			$6.72	$6.04	$5.71	$5.37	$7.39	$7.72	$8.06
Total Net Asset Value per Share as reported			$6.72
Change in the Net Asset Value per Share				$(0.67)	$(1.01)	$(1.34)	$0.67	$1.01	$1.34

Percent Change in the Net Asset Value per Share				-10.00%	-14.99%	-19.99%	10.00%	14.99%	19.99%

WEAT:

	December 31, 2020 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of December 31, 2020	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Wheat Futures MAY21	765	$6.3950	$24,460,875	$22,014,788	$20,791,744	$19,568,700	$26,906,963	$28,130,006	$29,353,050
CBOT Wheat Futures JUL21	668	$6.2825	$20,983,550	$18,885,195	$17,836,018	$16,786,840	$23,081,905	$24,131,083	$25,180,260
CBOT Wheat Futures DEC21	767	$6.3675	$24,419,363	$21,977,427	$20,756,459	$19,535,490	$26,861,299	$28,082,267	$29,303,236
Total CBOT Wheat Futures			$69,863,788	$62,877,410	$59,384,221	$55,891,030	$76,850,167	$80,343,356	$83,836,546

Shares outstanding			11,350,004	11,350,004	11,350,004	11,350,004	11,350,004	11,350,004	11,350,004

Net Asset Value per Share attributable directly to CBOT Wheat Futures			$6.16	$5.54	$5.23	$4.92	$6.77	$7.08	$7.39
Total Net Asset Value per Share as reported			$6.16
Change in the Net Asset Value per Share				$(0.62)	$(0.92)	$(1.23)	$0.62	$0.92	$1.23

Percent Change in the Net Asset Value per Share				-10.00%	-15.00%	-20.00%	10.00%	15.00%	20.00%

TAGS:

	December 31, 2020 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of December 31, 2020	Number of Shares Held	Closing NAV	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value
Teucrium Corn Fund	25,858	$15.5381	$401,787	$361,608	$341,519	$321,430	$441,966	$462,055	$482,144
Teucrium Soybean Fund	20,581	$19.4926	$401,177	$361,059	$341,000	$320,942	$441,295	$461,354	$481,412
Teucrium Sugar Fund	57,124	$6.7190	$383,816	$345,434	$326,244	$307,053	$422,198	$441,388	$460,579
Teucrium Wheat Fund	64,237	$6.1565	$395,482	$355,934	$336,160	$316,386	$435,030	$454,804	$474,578
Total value of shares of the Underlying Funds			$1,582,262	$1,424,035	$1,344,923	$1,265,811	$1,740,489	$1,819,601	$1,898,713

Shares outstanding			75,002	75,002	75,002	75,002	75,002	75,002	75,002

Net Asset Value per Share attributable directly to shares of the Underlying Funds			$21.10	$18.99	$17.93	$16.88	$23.21	$24.26	$25.32
Total Net Asset Value per Share as reported			$21.12
Change in the Net Asset Value per Share				$(2.11)	$(3.16)	$(4.22)	$2.11	$3.16	$4.22

Percent Change in the Net Asset Value per Share				-9.99%	-14.98%	-19.97%	9.99%	14.98%	19.97%

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

The Sponsor, on behalf of the Teucrium Commodity Trust and each of the Funds that is a series of the Trust, assessed the effectiveness of both the Trust’s and each Fund’s internal control over financial reporting as of December 31, 2020. In making this assessment, it used the criteria in the Internal Control - Integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the assessment, management of the Sponsor believes that, as of December 31, 2020, the internal control over financial reporting of both the Trust and each of the Fund that is a series of the Trust is effective.

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

Management of the Sponsor of the Funds (“Management”), including Sal Gilbertie the Sponsor’s Principal Executive Officer and Cory Mullen-Rusin, the Sponsor’s Principal Financial Officer, who perform functions equivalent to those of a principal executive officer and principal financial officer of the Trust if the Trust had any officers, have evaluated the effectiveness of the design and operation of the Trust’s and each Fund’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report, and, based upon that evaluation, concluded that the Trust’s and each Fund’s disclosure controls and procedures were effective as of the end of such period, to ensure that information the Trust is required to disclose in the reports that it files or submits with the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Sponsor, as appropriate, to allow timely decisions regarding required disclosure. The scope of the evaluation of the effectiveness of the design and operation of its disclosure controls and procedures covers the Trust, as well as separately for each Fund that is a series of the Trust.

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

Management of the Sponsor, including Sal Gilbertie, Principal Executive Officer of the Sponsor, and Cory Mullen-Rusin, Principal Financial Officer of the Sponsor, who perform functions equivalent to those of a principal executive officer and principal financial officer of the Trust if the Trust had any officers, assessed the effectiveness of the Trust’s and each Fund’s internal control over financial reporting as of December 31, 2020. In making this assessment, it used the criteria in the Internal Control - Integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the assessment, Management believes that, as of December 31, 2020, the internal control over financial reporting is effective for the Trust and each Fund thereof.

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

Suite 215

Burlington, Vermont 05401

Phone: (802) 540-0019

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors and executive officers of the Sponsor and persons who are beneficial owners of at least 10% a Fund’s Shares to file with the SEC an Initial Statement of Beneficial Ownership of Securities on Form 3 within ten calendar days of first becoming a director, executive officer or beneficial owner of at least 10% of a Fund’s Shares and a Statement of Changes in Beneficial Ownership of Securities on Form 4 within two business days of a subsequent acquisition or disposition of Shares of a Fund and, unless all reportable transactions were previously reported on Form 3 or Form 4, an Annual Statement of Changes in Beneficial Ownership of Securities on Form 5 within 45 days after the Trust’s fiscal year-end. For the year ended December 31, 2020, based solely on a review of the Section 16(a) reports furnished to the Trust and written representation by the Trust’s Section 16(a) reporting persons, to the best knowledge of the Sponsor, all such filings have been made within these prescribed timeframes.

Item 11. Executive Compensation

The Trust does not directly compensate any of the executive officers of the Sponsor. The executive officers of the Sponsor are compensated by the Sponsor for the work they perform on behalf of the Trust. The Trust does not set the amount or form of any portion of the compensation paid to the executive officers by the Sponsor. Each of the series of the Trust, except for TAGS, is obligated to pay a management fee to the Sponsor at an annualized rate of 1.00% of average daily net assets. The Sponsor has the right to elect to waive the management fee for any Fund; that election may be changed by the Sponsor. For 2020, the Funds recognized $2,185,437 in management fees to the Sponsor. In addition to the management fee, each Fund reimburses the Sponsor for expenses related to the operation of the Fund. These related party expenses are discussed in the Notes to the Financial Statements for the Trust and each Fund in Part II of this filing.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

a.

Security Ownership of Certain Beneficial Owners. The following table sets forth information with respect to each person known to own beneficially more than 5% of the outstanding shares of any series in the Trust as of December 31, 2020, based on information known to the Sponsor.

(1) Title of Class	(2) Name and Address of Beneficial Ownership	(3) Amount and Nature of Beneficial Ownership	(4) Percent Class
CORN	SUSQUEHANNA SECURITIES LLC BALA CYNWYD, PA	1,260,064(1)	14.16%
TAGS	JANE STREET CAPITAL LLC NEW YORK, NY	9,571(1)	12.76%
TAGS	GREGORY TOUFAYAN SADDLE RIVER, NJ	5,000(1)	6.67%
TAGS	YUQIAN XU AND CHUNHUA QUIAN SHANGHAI, CHNA	4,400(1)	5.87%
SOYB	GELBER SECURITIES CHICAGO, IL	302,079(1)	6.60%
SOYB	SUSQUEHANNA SECURITIES LLC BALA CYNWYD, PA	242,182(1)	5.29%
CANE	JANE STREET CAPITAL LLC NEW YORK, NY	115,527(1)	6.08%
CANE	KOREAN SECURITIES DEPOSITORY SEOUL, KOREA	114,809(1)	6.04%
CANE	GELBER SECURTIES CHICAGO, IL	102,746(1)	5.41%

(1) These individuals and entities have not filed any public reports with the SEC.

b.	Security Ownership of Management

The following table sets forth information regarding the beneficial ownership of shares by the executive officers of the Sponsor as of December 31, 2020. Except as listed, no other executive officer of the Sponsor is a beneficial owner of shares of any series of the Trust.

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

Item 14. Principal Accountant and Audit Fees and Services

Fees paid by the Trust for services performed by Grant Thornton and PricewaterhouseCoopers, for the years ended December 31, 2020 and December 31, 2019 were:

	Year Ended	Year Ended
	December 31, 2020	December 31, 2019
Audit fees - Grant Thornton	$480,900	$523,800
Tax Accounting fees - PricewaterhouseCoopers	$435,230	$377,312

The Sponsor approved all services provided by Grant Thornton and PricewaterhouseCoopers, above. The Sponsor preapproves all audit, non-audit, tax preparation, and tax accounting services, if any, of the Trust’s independent registered public accounting firm and tax accounting firm, including all engagement fees and terms.

PART IV

Item 15. Exhibits and Financial Statements Schedules

The following exhibits are filed as part of this report as required under Item 601 of Regulation S-K:

3.1	Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Registrant. (1)

3.2	Certificate of Trust of the Registrant. (2)

3.3	Instrument Establishing Teucrium Sugar Fund, Teucrium Wheat Fund, Teucrium Soybean Fund, Teucrium Natural Gas Fund and Teucrium WTI Crude Oil Fund. (3)

3.4	Instrument Establishing Teucrium Agricultural Fund (4)

10.1	Form of Authorized Purchaser Agreement. (9)

10.2	Distribution Services Agreement. (5)

10.3	Amended and Restated Distribution Services Agreement. (6)

10.4	Amendment to Amended and Restated Distribution Services Agreement. (7)

10.5	Second Amendment to Amended and Restated Distribution Services Agreement (8)

10.6	Third Amendment to Amended and Restated Distribution Services Agreement (10)

10.7	Fourth Amendment to Amended and Restated Distribution Services Agreement (11)

10.8	Custody Agreement. (12)

10.9	First Amendment to the Custody Agreement (13)

10.10	Fund Accounting Servicing Agreement (12)

10.11	First Amendment to the Accounting Servicing Agreement (13)

10.12	Transfer Agent Servicing Agreement (12)

10.13	First Amendment to the Transfer Agent Servicing Agreement (13)

10.14	Fund Administration Servicing Agreement (12)

10.15	First Amendment to the Fund Administration Servicing Agreement (13)

31.1	Certification by the Principal Executive Officer of the Registrant pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.(13)

31.2	Certification by the Principal Financial Officer of the Registrant pursuant to Rules 13a-14 and 15d-14 of the Exchange Act. (13)

32.1	Certification by the Principal Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (13)

32.2	Certification by the Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (13)

101.INS	XBRL Instance Document (13)

101.SCH	XBRL Taxonomy Extension Schema (13)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (13)

101.DEF	XBRL Taxonomy Definition Linkbase (13)

101.LAB	XBRL Taxonomy Extension Label Linkbase (13)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (13)

(1)	Previously filed as like-numbered exhibit to Pre-Effective Amendment No. 2 to Registration Statement No. 333-230623, filed on April 26, 2019 and incorporated by reference herein.

(2)	Previously filed as like-numbered exhibit to Registration Statement No. 333-162033, filed on September 21, 2009 and incorporated by reference herein.

(3)	Previously filed as like-numbered exhibit to Pre-Effective Amendment No. 1 to Registration Statement No. 333-167590, filed on March 9, 2011 and incorporated by reference herein.

(4)	Previously filed as Exhibit 3.3 to Registration Statement No. 333-173691, filed on April 25, 2011 and incorporated by reference herein.

(5)	Previously filed as Exhibit 10.2 to Post-Effective Amendment No. 1 to Registration Statement No. 333-162033, filed on October 22, 2010 and incorporated by reference herein.

(6)	Previously filed as Exhibit 10.2(1) to Registrant’s Current Report on Form 8-K for the Teucrium Corn Fund, filed on November 1, 2011 and incorporated herein by reference.

(7)	Previously filed as Exhibit 10.2(2) to Registrant’s Current Report on Form 8-K for the Teucrium Corn Fund, filed on November 1, 2011 and incorporated by reference herein.

(8)	Previously filed as Exhibit 10.2(3) to Registrant’s Current Report on Form 8-K for the Teucrium Corn Fund, filed on November 1, 2011 and incorporated by reference herein.

(9)	Previously filed as like-numbered exhibit to Pre-Effective Amendment No. 1 to Registration Statement No. 333-173691, filed on December 5, 2011.

(10)	Previously filed as Exhibit 10.5 to Pre-Effective Amendment No.1 to Registration Statement No. 333-187463, filed on April 26, 2013.

(11)	Previously filed as Exhibit to 10.9 to Registration Statement No. 333-201953, filed on February 9, 2015 and incorporated by reference herein.

(12)	Previously filed as like-numbered exhibit to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2015, filed on March 16, 2016.

(13)	Filed herein.

TEUCRIUM COMMODITY TRUST

FINANCIAL STATEMENTS AS OF DECEMBER 31, 2020

GRANT THORNTON LLP 757 Third Ave., 9th Floor New York, NY 10017-2013 D +1 212 599 0100 F +1 212 370 4520

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor of

Teucrium Commodity Trust

Opinion on the financial statements

We have audited the accompanying combined statements of assets and liabilities, including the combined schedules of investments of Teucrium Commodity Trust (a Delaware statutory Trust) (the “Trust”), as of December 31, 2020 and 2019, the related combined statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on the Trust’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

 /s/ GRANT THORNTON LLP

We have served as the Trust’s auditor since 2014.

New York, New York

 March 16, 2021

GT.COM	Grant Thornton LLP is the U.S. member firm of Grant Thornton International Ltd (GTIL). GTIL and each of its member firms are separate legal entities and are not a worldwide partnership.

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2020	December 31, 2019

Assets
Cash and cash equivalents	$309,378,295	$166,081,885
Interest receivable	16,982	250
Other assets	38	9,719
Capital shares receivable	307,830	-
Equity in trading accounts:
Commodity futures contracts	42,424,697	7,712,856
Due from broker	-	4,252
Total equity in trading accounts	42,424,697	7,717,108
Total assets	$352,127,842	$173,808,962

Liabilities
Management fee payable to Sponsor	$264,709	$141,898
Payable for purchases of commercial paper	9,995,298	-
Other liabilities	71,568	38,767
Payable for Shares redeemed	4,404,915	-
Equity in trading accounts:
Commodity futures contracts	-	581,574
Due to broker	27,278,158	5,140,126
Total equity in trading accounts	27,278,158	5,721,700
Total liabilities	42,014,648	5,902,365

Net Assets	$310,113,194	$167,906,597

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED SCHEDULE OF INVESTMENTS

December 31, 2020

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X 0.04% (cost $56,055,737)	$56,055,737	18.08%	56,055,737
Blackrock Liquidity FedFund - Institutional Class 0.005% (cost $5,065,941)	5,065,941	1.63	5,065,941
Total money market funds	$61,121,678	19.71%

			Principal Amount
Commercial Paper
Energy Transfer Operating, L.P. 0.501% (cost: $7,496,667 due 01/29/2021)	$7,497,084	2.42%	7,500,000
Energy Transfer Operating, L.P. 0.421% (cost: $4,997,725 due 01/29/2021)	4,998,366	1.61	5,000,000
Energy Transfer Operating, L.P. 0.501% (cost: $7,496,771 due 02/05/2021)	7,496,771	2.42	7,500,000
General Motors Financial Company, Inc. 0.400% (cost: $4,995,890 due 01/04/2021)	4,999,834	1.61	5,000,000
General Motors Financial Company, Inc. 0.411% (cost: $4,996,356 due 01/08/2021)	4,999,602	1.61	5,000,000
General Motors Financial Company, Inc. 0.471% (cost: $7,491,612 due 01/20/2021)	7,498,140	2.42	7,500,000
General Motors Financial Company, Inc. 0.471% (cost: $2,497,062 due 01/25/2021)	2,499,217	0.81	2,500,000
Harley-Davidson Financial Services, Inc. 0.310% (cost: $7,994,903 due 01/05/2021)	7,999,725	2.58	8,000,000
Harley-Davidson Financial Services, Inc. 0.250% (cost: $9,993,749 due 01/11/2021)	9,999,305	3.22	10,000,000
Harley-Davidson Financial Services, Inc. 0.270% (cost: $1,999,025 due 01/20/2021)	1,999,715	0.64	2,000,000
Hyundai Capital America, Inc. 0.150% (cost: $7,497,595 due 02/01/2021)	7,499,031	2.42	7,500,000
Hyundai Capital America, Inc. 0.170% (cost: $9,996,980 due 02/03/2021)	9,998,443	3.22	10,000,000
Jabil Inc. 0.430% (cost: $9,994,507 due 01/29/2021)	9,996,656	3.22	10,000,000
Jabil Inc. 0.501% (cost: $7,491,459 due 02/24/2021)	7,494,375	2.42	7,500,000
Jabil Inc. 0.401% (cost: $2,498,528 due 02/26/2021)	2,498,528	0.81	2,500,000
Marathon Petroleum Corporation 0.350% (cost: $7,496,063 due 02/01/2021)	7,497,739	2.42	7,500,000
Marathon Petroleum Corporation 0.381% (cost: $12,490,368 due 02/26/2021)	12,492,610	4.03	12,500,000
Viatris Inc. 0.372% (cost: $9,994,117 due 02/26/2021)	9,994,220	3.22	10,000,000
Viatris Inc. 0.451% (cost: $4,994,438 due 03/22/2021)	4,995,000	1.61	5,000,000
WGL Holdings, Inc. 0.200% (cost: $2,499,528 due 01/26/2021)	2,499,653	0.81	2,500,000
WGL Holdings, Inc. 0.200% (cost: $2,499,417 due 01/27/2021)	2,499,639	0.81	2,500,000
Walgreens Boots Alliance, Inc. 0.246% (cost: $14,993,143 due 03/05/2021)	14,993,553	4.83	15,000,000
Total Commercial Paper (total cost: $152,405,903)	152,447,206	49.16
Total Cash Equivalents	$213,568,884	68.87%

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States corn futures contracts
CBOT corn futures MAY21 (2,004 contracts)	$9,160,307	2.95%	$48,421,650
CBOT corn futures JUL21 (1,727 contracts)	4,516,403	1.46	41,469,588
CBOT corn futures DEC21 (2,226 contracts)	6,477,896	2.09	48,387,675

United States soybean futures contracts
CBOT soybean futures MAR21 (479 contracts)	7,011,407	2.26	31,398,450
CBOT soybean futures MAY21 (411 contracts)	3,404,313	1.10	26,853,712
CBOT soybean futures NOV21 (557 contracts)	4,708,506	1.52	30,962,238

United States sugar futures contracts
ICE sugar futures MAY21 (272 contracts)	550,868	0.18	4,472,115
ICE sugar futures JUL21 (241 contracts)	345,612	0.11	3,830,165
ICE sugar futures MAR22 (279 contracts)	511,223	0.16	4,459,090

United States wheat futures contracts
CBOT wheat futures MAY21 (765 contracts)	2,297,658	0.74	24,460,875
CBOT wheat futures JUL21 (668 contracts)	687,506	0.22	20,983,550
CBOT wheat futures DEC21 (767 contracts)	2,752,998	0.89	24,419,363
Total commodity futures contracts	$42,424,697	13.68%	$310,118,471

Exchange-traded funds*			Shares
Teucrium Corn Fund	$401,787	0.13%	25,858
Teucrium Soybean Fund	401,177	0.13	20,581
Teucrium Sugar Fund	383,816	0.12	57,124
Teucrium Wheat Fund	395,482	0.13	64,237
Total exchange-traded funds (cost $1,586,899)	$1,582,262	0.51%

*The Trust eliminates the shares owned by the Teucrium Agricultural Fund from its combined statements of assets and liabilities due to the fact that these represent holdings of the Underlying Funds owned by the Teucrium Agricultural Fund, which are included as shares outstanding of the Underlying Funds.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED SCHEDULE OF INVESTMENTS

December 31, 2019

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio (cost $3,060)	$3,060	0.00%	3,060

			Principal Amount
U.S. Treasury Obligations
U.S. Treasury Bills 1.53% (cost: $6,609,673 due 01/30/2020) (a)(b)	$6,611,271	3.94%	6,619,000

Commercial Paper
Broadcom Inc. 2.01% (cost: $4,984,445 due 01/09/20)	$4,997,778	2.98%	5,000,000
CNH Industrial Capital LLC 2.12% (cost: $4,975,210 due 01/10/20)	4,997,375	2.98	5,000,000
CNH Industrial Capital LLC 1.86% (cost: $4,987,924 due 01/06/20)	4,998,716	2.98	5,000,000
Energy Transfer Operating, L.P. 1.99% (cost: $4,987,626 due 01/31/20)	4,991,750	2.97	5,000,000
FMC Technologies, Inc. 1.93% (cost: $12,440,666 due 02/04/20)	12,477,333	7.43	12,500,000
FMC Technologies, Inc. 2.01% (cost: $4,977,779 due 03/06/20)	4,981,945	2.97	5,000,000
FMC Technologies, Inc. 1.86% (cost: $2,494,476 due 01/02/20)	2,499,872	1.49	2,500,000
General Motors Financial Company, Inc. 2.17% (cost: $2,486,562 due 01/02/20)	2,499,851	1.49	2,500,000
General Motors Financial Company, Inc. 2.15% (cost: $7,462,393 due 01/06/20)	7,497,782	4.47	7,500,000
General Motors Financial Company, Inc. 2.16% (cost: $9,947,094 due 01/15/20)	9,991,678	5.95	10,000,000
Jabil Inc. 2.15% (cost: $2,489,202 due 02/28/20)	2,491,421	1.48	2,500,000
Jabil Inc. 2.03% (cost: $2,488,637 due 02/28/20)	2,491,864	1.48	2,500,000
Royal Caribbean Cruises Ltd. 2.12% (cost: $4,975,500 due 01/09/20)	4,997,666	2.98	5,000,000
Total Commercial Paper (total cost: $69,697,514)	69,915,031	41.65
Total Cash Equivalents	$76,529,362	45.59%

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

(b)The security is held by the broker as collateral for open futures contracts.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF OPERATIONS

	Year ended	Year ended	Year ended
	December 31, 2020	December 31, 2019	December 31, 2018
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$25,091,898	$(19,460,504)	$(4,923,623)
Net change in unrealized appreciation (depreciation) on commodity futures contracts	35,293,415	11,931,134	(31,362)
Interest income	1,350,681	4,081,233	3,533,687
Total income (loss)	61,735,994	(3,448,137)	(1,421,298)

Expenses
Management fees	2,185,437	1,674,357	1,687,082
Professional fees	1,266,367	1,191,133	1,589,673
Distribution and marketing fees	2,826,548	2,632,221	3,073,481
Custodian fees and expenses	369,293	351,514	350,361
Business permits and licenses fees	213,173	103,438	115,126
General and administrative expenses	297,679	250,644	281,007
Brokerage commissions	-	41,273	194,554
Other expenses	2,811	24,204	120,697
Total expenses	7,161,308	6,268,784	7,411,981

Expenses waived by the Sponsor	(1,580,551)	(326,705)	(1,227,430)

Total expenses, net	5,580,757	5,942,079	6,184,551

Net income (loss)	$56,155,237	$(9,390,216)	$(7,605,849)

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF CHANGES IN NET ASSETS

	Year ended	Year ended	Year ended
	December 31, 2020	December 31, 2019	December 31, 2018
Operations
Net income (loss)	$56,155,237	$(9,390,216)	$(7,605,849)
Capital transactions
Issuance of Shares	305,719,849	70,773,761	85,028,352
Redemption of Shares	(219,645,122)	(43,731,253)	(69,545,996)
Net change in the cost of the Underlying Funds	(23,367)	3,145	(572,099)
Total capital transactions	86,051,360	27,045,653	14,910,257

Net change in net assets	142,206,597	17,655,437	7,304,408

Net assets, beginning of period	167,906,597	150,251,160	142,946,752

Net assets, end of period	$310,113,194	$167,906,597	$150,251,160

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF CASH FLOWS

	Year ended	Year ended	Year ended
	December 31, 2020	December 31, 2019	December 31, 2018
Cash flows from operating activities:
Net income (loss)	$56,155,237	$(9,390,216)	$(7,605,849)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on commodity futures contracts	(35,293,415)	(11,931,134)	31,362
Changes in operating assets and liabilities:
Due from broker	4,252	10,968,023	(984,604)
Interest receivable	(16,732)	(137)	142
Other assets	9,681	14,736	(17,707)
Due to broker	22,138,032	5,140,126	-
Management fee payable to Sponsor	122,811	6,635	10,114
Payable for purchases of commercial paper	9,995,298	(14,951,548)	14,951,548
Other liabilities	32,801	(70,575)	9,433
Net cash provided by (used in) operating activities	53,147,965	(20,214,090)	6,394,439

Cash flows from financing activities:
Proceeds from sale of Shares	305,412,019	70,773,761	85,028,352
Redemption of Shares	(215,240,207)	(43,731,253)	(69,545,996)
Net change in cost of the Underlying Funds	(23,367)	3,145	(572,099)
Net cash provided by financing activities	90,148,445	27,045,653	14,910,257

Net change in cash and cash equivalents	143,296,410	6,831,563	21,304,696
Cash and cash equivalents, beginning of period	166,081,885	159,250,322	137,945,626
Cash and cash equivalents, end of period	$309,378,295	$166,081,885	$159,250,322

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

December 31, 2020

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

On June 13, 2011, the initial Forms S-1 for CANE, SOYB, and WEAT were declared effective by the SEC. On September 16, 2011, two Creation Baskets were issued for each Fund, representing 100,000 shares and $2,500,000, for CANE, SOYB, and WEAT. On September 19, 2011, CANE, SOYB, and WEAT started trading on the NYSE Arca. The current registration statements for CANE was declared effective on October 2, 2020 and SOYB were declared effective by the SEC on August 24, 2020. The registration statements for SOYB and CANE registered an additional 15,000,000 shares each. The current registration statement for WEAT was declared effective on April 29, 2019. This registration statement for WEAT registered an additional 30,000,000 shares.

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

The specific investment objective of each Fund and information regarding the organization and operation of each Fund are included in each Fund’s financial statements and accompanying notes, as well as in other sections of this Form 10-K filing. In general, the investment objective of each Fund is to have the daily changes in the Net Asset Value (“NAV”) of each Fund’s shares reflect the daily changes in the specified commodity market for future delivery as measured by the Benchmark. The investment objective of TAGS is to have the daily changes in percentage terms of NAV of its Shares reflect the daily changes in percentage terms of a weighted average (the “Underlying Fund Average”) of the NAVs per share of four other commodity pools that are series of the Trust and are sponsored by the Sponsor: CORN, WEAT, SOYB, and CANE (collectively, the “Underlying Funds”). The Underlying Fund Average will have a weighting of 25% to each Underlying Fund, and the Fund’s assets will be rebalanced to maintain the approximate 25% allocation to each Underlying Fund.

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

For custody services, the Funds will pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to Global Fund Services 0.05% of average gross assets on the first $500 million, 0.04% on the next $500 million, 0.03% on the next $2 billion, and 0.02% on the balance over $3 billion annually. A combined minimum annual fee of up to $47,000 for custody, transfer agency, accounting and administrative services is assessed per Fund. These services are recorded in custodian fees and expenses on the combined statements of operations. A summary of these expenses is included below.

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

ED&F Man Capital Markets, Inc. (“ED&F Man”) serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. ED&F Man is registered as a FCM with the U.S. CFTC and is a member of the NFA. ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA. ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar and Wheat Futures Contracts ED&F Man is paid $9.00 per round turn. Prior to August 21, 2019, these expenses were recorded in brokerage commissions on the combined statements of operations. Beginning on August 21, 2019, these expenses were recognized on a per-trade basis. The half-turn is recognized as an unrealized loss on the combined statements of operations for contracts that have been purchased since the change in recognition, and a full turn is recognized as a realized loss on the combined statements of operations when a contract is sold. A summary of these expenses can be found below under the heading, Brokerage Commissions.

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

The Sponsor employs Thales Capital Partners LLC (“TCP”) for distribution and solicitation-related services. TCP is registered as a Broker-Dealer with the SEC and a member of Financial Industry Regulatory Authority (FINRA) and SIPC. TCP receives an annual fee of $90,000 and an additional 0.0015% of average daily net assets in referred accounts for distribution and solicitation-related services. This additional fee is determined by an agreed upon level of assets at the time of signing the contract. These services are recorded in distribution and marketing fees on the combined statements of operations. A summary of these expenses is included below:

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Amount Recognized for Custody Services	$369,293	$351,514	$350,361
Amount of Custody Services Waived	$71,342	$24,397	$82,390

Amount Recognized for Distribution Services	$180,024	$161,317	$172,684
Amount of Distribution Services Waived	$68,140	$7,770	$47,021

Amount Recognized for Wilmington Trust	$3,300	$3,300	$3,160
Amount of Wilmington Trust Waived	$2,215	$243	$24

Amount Recognized for TCP	$116,901	$-	$-
Amount of TCP Waived	$57,988	$-	$-

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

Revenue Recognition

Commodity futures contracts are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized appreciation or depreciation on commodity futures contracts are reflected in the statements of assets and liabilities as the difference between the original contract amount and the fair market value as of the last business day of the year or as of the last date of the financial statements. Changes in the appreciation or depreciation between periods are reflected in the statements of operations. The Funds seek to earn interest on its assets denominated in U.S. dollars on deposit with the Futures Commission Merchant. In addition, the Funds seek to earn interest on funds held at the custodian and at other financial institutions at prevailing market rates for such investments.

The Sponsor invests a portion of cash in commercial paper, which is deemed a cash equivalent based on the rating and duration of contracts as described in the notes to the financial statements and reflected in cash and cash equivalents on the combined statements of assets and liabilities and in cash and cash equivalents cash on the combined statements of cash flows. Accretion on these investments is recognized using the effective interest method in U.S. dollars and included in interest income on the combined statements of operations.

The Sponsor invests a portion of the cash held by the broker in short term Treasury Bills as collateral for open futures contracts. Accretion on these investments is recognized using the effective interest method in U.S. dollars and included in interest income on the combined statements of operations.

The Sponsor adopted ASC 606, Revenue from Contracts With Customers, for the year ended December 31, 2018. The adoption did not have a material impact on the financial statements of the Trust or the Funds.

Brokerage Commissions

Beginning on August 21, 2019, the Sponsor began recognizing the expense for brokerage commissions for futures contract trades on a per-trade basis. Prior to the change, brokerage commissions on all open commodity futures contracts were accrued on the trade date and on a full-turn basis. Total brokerage commissions recognized in 2018 are presented below:

	CORN	SOYB	CANE	WEAT	TAGS	TRUST
Brokerage Commissions Recognized	$91,065	$15,780	$24,030	$63,679	$-	$194,554

The below table shows the amounts included on the combined statements of operations as total brokerage commissions paid inclusive of unrealized loss as of December 31, 2019 and 2020.

	CORN	SOYB	CANE	WEAT	TAGS	TRUST
Year ending December 31, 2019	$81,568	$12,219	$12,776	$41,004	$-	$147,567
Year ending December 31, 2020	$149,619	$35,880	$14,681	$40,741	$1	$240,922

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

The Funds are required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Funds file income tax returns in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2018 to 2020, the Funds remain subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Funds recording a tax liability that reduces net assets. Based on their analysis, the Funds have determined that they have not incurred any liability for unrecognized tax benefits for the years ended December 31, 2020, 2019, and 2018. However, the Funds’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Funds recognize interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized for the years ending December 31, 2020, 2019 and 2018.

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

Each Fund receives or pays the proceeds from shares sold or redeemed within three business days after the trade date of the purchase or redemption. The amounts due from Authorized Purchasers are reflected in the statements of assets and liabilities as capital shares receivable. Amounts payable to Authorized Purchasers upon redemption are reflected in the statements of assets and liabilities as payable for shares redeemed.

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

SOYB: 50,000 shares representing 2 baskets

CANE: 50,000 shares representing 2 baskets

WEAT: 50,000 shares representing 2 baskets

TAGS: 50,000 shares representing 4 baskets

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with original maturity dates of 90 days or less when acquired. The Trust reported its cash equivalents in the combined statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short-term maturities. Each Fund that is a series of the Trust has the balance of its cash equivalents on deposit with financial institutions. The Trust holds a balance in money market funds that is included in cash and cash equivalents on the combined statements of assets and liabilities. The Sponsor invests a portion of the available cash for the Funds in alternative demand deposit savings accounts, which are classified as cash and not as cash equivalents. Assets deposited with the bank may, at times, exceed federally insured limits. The Sponsor invests a portion of the available cash for the Funds in investment grade commercial paper with durations of 90 days or less, which is classified as a cash equivalent and is not FDIC insured. The Sponsor invests a portion of the cash held by the FCM in short term Treasury Bills as collateral for open futures contracts, which is classified as a cash equivalent and is not FDIC insured.

	As of December 31, 2020	As of December 31, 2019	As of December 31, 2018
Money Market Funds	$61,121,678	$3,060	$3,262
Demand Deposit Savings Accounts	95,809,411	89,552,523	71,898,880
Commercial Paper	152,447,206	69,915,031	87,348,180
Treasury Bills	-	6,611,271	-
Total cash and cash equivalents as presented on the combined Statement of Assets and Liabilities	$309,378,295	$166,081,885	$159,250,322

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

Payable/Receivable for Securities Purchased/Sold

Due from/to broker for investments in securities are securities transactions pending settlement. The Trust and the Funds are subject to credit risk to the extent any broker with whom it conducts business is unable to fulfill contractual obligations on its behalf. The management of the Trust and the Funds monitors the financial condition of such brokers and does not anticipate any losses from these counterparties. From inception through September 10, 2019, the principal broker through which the Trust and TAGS can execute securities transactions for TAGS was the Bank of New York Mellon Capital Markets. Effective September 11, 2019, the principal broker through which the Trust and TAGS can execute securities transactions for TAGS is U.S. Bank N.A.

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

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Recognized Related Party Transactions	$2,279,672	$1,992,524	$2,674,984
Waived Related Party Transactions	$775,432	$137,711	$556,063

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

	CORN	SOYB	CANE	WEAT	TAGS	Trust
Year Ended December 31, 2020	$849,396	$399,518	$210,614	$81,190	$39,833	$1,580,551
Year Ended December 31, 2019	$15,639	$96,303	$171,746	$2,500	$40,517	$326,705
Year Ended December 31, 2018	$280,817	$394,591	$268,920	$234,736	$48,366	$1,227,430

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

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Trust’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Trust uses prices and inputs that are current as of the measurement date, including periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many financial instruments. This condition could cause a financial instrument to be reclassified to a lower level within the fair value hierarchy. For instance, when Corn Futures Contracts on the Chicago Board of Trade (“CBOT”) are not actively trading due to a “limit-up” or ‘limit-down” condition, meaning that the change in the Corn Futures Contracts has exceeded the limits established, the Trust and the Fund will revert to alternative verifiable sources of valuation of its assets. When such a situation exists on a quarter close, the Sponsor will calculate the NAV on a particular day using the Level 1 valuation but will later recalculate the NAV for the impacted Fund based upon the valuation inputs from these alternative verifiable sources (Level 2 or Level 3) and will report such NAV in its applicable financial statements and reports.

On December 31, 2020 and 2019, in the opinion of the Trust, the reported value at the close of the market for each commodity contract fairly reflected the value of the futures and no alternative valuations were required. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Funds consider the average volume of the specific underlying futures contracts traded on the relevant exchange for the years being reported.

For the quarter ending June 30, 2020, the DEC21 Wheat Futures Contracts traded on the CBOT did not, in the opinion of the Trust and WEAT, trade in an actively traded futures market as defined in the policy of the Trust and WEAT for the entire period during which they were held. Accordingly, the Trust and WEAT classified these as Level 2 assets. The DEC21 Wheat Contracts were, in the opinion of the Trust and WEAT, fairly valued at settlement on June 30, 2020. The value of these contracts were $533,160, these transferred back to a Level 1 asset for the quarter ending September 30, 2020.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-10: “Codification Improvements.” The amendment improves the disclosure guidance in appropriate Disclosure Sections, without resulting in changes to current GAAP. The amendment is effective for annual periods beginning after December 15, 2020. The Sponsor is evaluating the impacts, but the amendment is not expected to have a material impact on the financial statements of the Trust or the Funds.

The FASB issued ASU 2020-02: “Financial Instruments Credit Losses (Topic 326) and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842). The amendment updates and adds language to ASU 2016-02. The amendments were adopted for the quarter ended March 31, 2020; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Funds.

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

The FASB issued ASU 2018-05, “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118.” These amendments add guidance to the FASB Accounting Standards Codification regarding the Tax Cuts and Jobs Act (Act). The amendments were adopted for the quarter ended March 31, 2018; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Funds.

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

Note 4 - Fair Value Measurements

The Trust’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Trust’s significant accounting policies in Note 3. The following table presents information about the Trust’s assets and liabilities measured at fair value as of December 31, 2020 and December 31, 2019:

December 31, 2020

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2020
Cash Equivalents	$213,568,884	$-	$-	$213,568,884
Commodity Futures Contracts
Corn futures contracts	20,154,606	-	-	20,154,606
Soybean futures contracts	15,124,226	-	-	15,124,226
Sugar futures contracts	1,407,703	-	-	1,407,703
Wheat futures contracts	5,738,162	-	-	5,738,162
Total	$255,993,581	$-	$-	$255,993,581

December 31, 2019

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2019
Cash Equivalents	$76,529,362	$-	$-	$76,529,362
Commodity Futures Contracts
Corn futures contracts	1,365,055	-	-	1,365,055
Soybean futures contracts	931,896	-	-	931,896
Sugar futures contracts	347,429	-	-	347,429
Wheat futures contracts	5,068,476	-	-	5,068,476
Total	$84,242,218	$-	$-	$84,242,218

Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2019
Commodity Futures Contracts
Corn futures contracts	$581,574	$-	$-	$581,574

For the years ended December 31, 2020 and 2019, the Funds did not have any significant transfers between any of the levels of the fair value hierarchy, except for the DEC 21 CBOT Wheat contracts held by WEAT, which were reflected as a Level 2 investment for the period ended June 30, 2020 due to the quarterly average daily volume for the contract. These transferred back to a Level 1 asset for the quarter ending September 30, 2020.

See the Fair Value - Definition and Hierarchy section in Note 4 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 - Derivative Instruments and Hedging Activities

In the normal course of business, the Funds utilize derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Funds’ derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Funds are also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the years ended December 31, 2020 and 2019, the Funds invested only in commodity futures contracts specifically related to each Fund.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of December 31, 2020 and 2019.

Offsetting of Financial Assets and Derivative Assets as of December 31, 2020

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Corn futures contracts	$20,154,606	$-	$20,154,606	$-	$12,973,828	$7,180,778
Soybean futures contracts	$15,124,226	$-	$15,124,226	$-	$11,257,566	$3,866,660
Sugar futures contracts	$1,407,703	$-	$1,407,703	$-	$475,661	$932,042
Wheat futures contracts	$5,738,162	$-	$5,738,162	$-	$2,571,103	$3,167,059

Offsetting of Financial Assets and Derivative Assets as of December 31, 2019

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Corn futures contracts	$1,365,055	$-	$1,365,055	$581,574	$-	$783,481
Soybean futures contracts	$931,896	$-	$931,896	$-	$643,808	$288,088
Sugar futures contracts	$347,429	$-	$347,429	$-	$237,908	$109,521
Wheat futures contracts	$5,068,476	$-	$5,068,476	$-	$4,258,410	$810,066

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2019

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity Price
Corn futures contracts	$581,574	$-	$581,574	$581,574	$-	$-

The following is a summary of realized and net change in unrealized gains (losses) of the derivative instruments utilized by the Trust:

Year ended December 31, 2020

	Realized Gain (Loss) on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$5,882,216	$19,371,125
Soybean futures contracts	14,404,714	14,192,330
Sugar futures contracts	(656,937)	1,060,274
Wheat futures contracts	5,461,905	669,686
Total commodity futures contracts	$25,091,898	$35,293,415

Year ended December 31, 2019

	Realized (Loss) Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(9,512,148)	$1,973,406
Soybean futures contracts	(438,468)	742,746
Sugar futures contracts	113,747	161,106
Wheat futures contracts	(9,623,635)	9,053,876
Total commodity futures contracts	$(19,460,504)	$11,931,134

Year ended December 31, 2018

	Realized (Loss) Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation (Depreciation) on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(3,025,313)	$651,638
Soybean futures contracts	(2,085,438)	637,213
Sugar futures contracts	(2,314,984)	69,137
Wheat futures contracts	2,502,112	(1,389,350)
Total commodity futures contracts	$(4,923,623)	$(31,362)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $224.9 million in 2020, $167.2 million in 2019, and $169.0 million in 2018.

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

Note 7 - Detail of the net assets and shares outstanding of the Funds that are a series of the Trust

The following are the net assets and shares outstanding of each Fund that is a series of the Trust and, thus, in total, comprise the combined net assets of the Trust:

December 31, 2020

	Outstanding Shares	Net Assets
Teucrium Corn Fund	8,900,004	$138,289,537
Teucrium Soybean Fund	4,575,004	89,178,862
Teucrium Sugar Fund	1,900,004	12,766,091
Teucrium Wheat Fund	11,350,004	69,876,578
Teucrium Agricultural Fund:	75,002
Net assets including the investment in the Underlying Funds		1,584,388
Less: Investment in the Underlying Funds		(1,582,262)
Net for the Fund in the combined net assets of the Trust		2,126
Total		$310,113,194

December 31, 2019

	Outstanding Shares	Net Assets
Teucrium Corn Fund	5,075,004	$75,220,190
Teucrium Soybean Fund	1,775,004	28,135,131
Teucrium Sugar Fund	1,750,004	12,313,180
Teucrium Wheat Fund	8,950,004	52,236,196
Teucrium Agricultural Fund:	75,002
Net assets including the investment in the Underlying Funds		1,478,780
Less: Investment in the Underlying Funds		(1,476,880)
Net for the Fund in the combined net assets of the Trust		1,900
Total		$167,906,597

The detailed information for the subscriptions and redemptions, and other financial information for each Fund that is a series of the Trust are included in the accompanying financial statements of each Fund.

Note 8 - Subsequent Events

Management has evaluated the financial statements for the year-ended December 31, 2020 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Trust and Funds other than those noted below:

Trust:

The impact of COVID-19 is evolving, and such events can be highly disruptive to economies and markets.

The impact of COVID-19 to the Trust and the Funds is described in more detail in Part 1 of this 10-K.

CORN:

The total net assets of the Fund increased by $31,930,344, or 23% for the period December 31, 2020 to March 15, 2021. This was driven by an increase in the NAV per Share of 11% and the Shares Outstanding by 11%.

SOYB:

Nothing to report.

CANE:

The total net assets of the Fund increased by $3,070,626, or 24% for the period December 31, 2020 to March 15, 2021. This was driven by an increase in the NAV per Share of 11% and the Shares Outstanding by 12%.

WEAT:

The total net assets of the Fund increased by $15,294,533, or 22% for the period December 31, 2020 to March 15, 2021. This was driven by an increase in the NAV per Share by 0.4% and the Shares Outstanding by 21%.

TAGS:

The total net assets of the Fund increased by $4,098,058, or 259% for the period December 31, 2020 to March 15, 2021. This was driven by an increase in the NAV per Share of 8% and the Shares Outstanding by 233%.

GRANT THORNTON LLP 757 Third Ave., 9th Floor New York, NY 10017-2013 D +1 212 599 0100 F +1 212 370 4520

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor and Shareholders of

Teucrium Corn Fund

Opinion on the financial statements

We have audited the accompanying statements of assets and liabilities, including the schedules of investments, of Teucrium Corn Fund (the “Fund”), as of December 31, 2020 and 2019, the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on the Fund’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matters

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion. Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

 /s/ GRANT THORNTON LLP

We have served as the Trust’s auditor since 2014.

New York, New York

 March 16, 2021

GT.COM	Grant Thornton LLP is the U.S. member firm of Grant Thornton International Ltd (GTIL). GTIL and each of its member firms are separate legal entities and are not a worldwide partnership.

TEUCRIUM CORN FUND

STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2020	December 31, 2019

Assets
Cash and cash equivalents	$138,181,061	$74,521,123
Interest receivable	7,343	106
Equity in trading accounts:
Commodity futures contracts	20,154,606	1,365,055
Due from broker	-	4,252
Total equity in trading accounts	20,154,606	1,369,307
Total assets	158,343,010	75,890,536

Liabilities
Management fee payable to Sponsor	117,864	65,233
Payable for purchases of commercial paper	4,997,847	-
Other liabilities	21,659	23,539
Payable for shares redeemed	1,942,275	-
Equity in trading accounts:
Commodity futures contracts	-	581,574
Due to broker	12,973,828	-
Total equity in trading accounts	12,973,828	581,574
Total liabilities	20,053,473	670,346

Net assets	$138,289,537	$75,220,190

Shares outstanding	8,900,004	5,075,004

Shares authorized	27,450,000	10,125,000

Net asset value per share	$15.54	$14.82

Market value per share	$15.58	$14.80

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

SCHEDULE OF INVESTMENTS

December 31, 2020

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X 0.04% (cost $27,477,241)	$27,477,241	19.87%	27,477,241
Blackrock Liquidity FedFund - Institutional Class 0.005% (cost $19,076)	19,076	0.01	19,076
Total money market funds (cost: $27,496,317)	$27,496,317	19.88%

			Principal Amount
Commercial Paper
Energy Transfer Operating, L.P. 0.501% (cost: $2,498,889 due 01/29/2021)	2,499,028	1.81	2,500,000
Energy Transfer Operating, L.P. 0.501% (cost: $4,997,847 due 02/05/2021)	4,997,847	3.61	5,000,000
General Motors Financial Company, Inc. 0.411% (cost: $2,498,178 due 01/08/2021)	2,499,801	1.81	2,500,000
General Motors Financial Company, Inc. 0.471% (cost: $4,994,386 due 01/20/2021)	4,998,760	3.61	5,000,000
General Motors Financial Company, Inc. 0.471% (cost: $2,497,226 due 01/20/2021)	2,499,380	1.81	2,500,000
General Motors Financial Company, Inc. 0.471% (cost: $2,497,062 due 01/25/2021)	2,499,217	1.81	2,500,000
Harley-Davidson Financial Services, Inc. 0.310% (cost: $5,496,496 due 01/05/2021)	5,499,811	3.98	5,500,000
Harley-Davidson Financial Services, Inc. 0.250% (cost: $2,498,437 due 01/11/2021)	2,499,826	1.81	2,500,000
Hyundai Capital America, Inc. 0.150% (cost: $4,998,397 due 02/01/2021)	4,999,354	3.62	5,000,000
Hyundai Capital America, Inc. 0.170% (cost: $4,998,490 due 02/03/2021)	4,999,221	3.61	5,000,000
Jabil Inc. 0.430% (cost: $4,997,253 due 01/29/2021)	4,998,328	3.61	5,000,000
Jabil Inc. 0.501% (cost: $4,994,306 due 02/24/2021)	4,996,250	3.61	5,000,000
Marathon Petroleum Corporation 0.381% (cost: $4,996,147 due 02/26/2021)	4,997,044	3.61	5,000,000
Viatris Inc. 0.372% (cost: $7,495,588 due 02/26/2021)	7,495,665	5.42	7,500,000
Viatris Inc. 0.451% (cost: $2,497,219 due 03/22/2021)	2,497,500	1.81	2,500,000
WGL Holdings, Inc. 0.200% (cost: $2,499,528 due 01/26/2021)	2,499,653	1.81	2,500,000
Walgreens Boots Alliance, Inc. 0.246% (cost: $4,997,715 due 03/05/2021)	4,997,851	3.61	5,000,000
Total Commercial Paper (cost: $70,453,164)	70,474,536	50.96
Total Cash Equivalents	$97,970,853	70.84%

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States corn futures contracts
CBOT corn futures MAY21 (2,004 contracts)	$9,160,307	6.62%	$48,421,650
CBOT corn futures JUL21 (1,727 contracts)	4,516,403	3.27	41,469,588
CBOT corn futures DEC21 (2,226 contracts)	6,477,896	4.68	48,387,675
Total commodity futures contracts	$20,154,606	14.57%	$138,278,913

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

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF OPERATIONS

	Year ended	Year ended	Year ended
	December 31, 2020	December 31, 2019	December 31, 2018
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$5,882,216	$(9,512,148)	$(3,025,313)
Net change in unrealized appreciation on commodity futures contracts	19,371,125	1,973,406	651,638
Interest income	603,571	1,843,431	1,480,822
Total income (loss)	25,856,912	(5,695,311)	(892,853)

Expenses
Management fees	945,485	758,195	704,004
Professional fees	534,142	521,193	540,101
Distribution and marketing fees	1,347,461	1,148,456	1,164,066
Custodian fees and expenses	174,070	156,364	127,477
Business permits and licenses fees	78,930	20,150	22,661
General and administrative expenses	132,300	103,076	108,248
Brokerage commissions	-	18,768	91,065
Other expenses	2,783	11,023	43,739
Total expenses	3,215,171	2,737,225	2,801,361

Expenses waived by the Sponsor	(849,396)	(15,639)	(280,817)

Total expenses, net	2,365,775	2,721,586	2,520,544

Net income (loss)	$23,491,137	$(8,416,897)	$(3,413,397)

Net income (loss) per share	$0.72	$(1.29)	$(0.64)
Net income (loss) per weighted average share	$3.28	$(1.72)	$(0.82)
Weighted average shares outstanding	7,170,974	4,882,196	4,169,662

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF CHANGES IN NET ASSETS

	Year ended	Year ended	Year ended
	December 31, 2020	December 31, 2019	December 31, 2018
Operations
Net income (loss)	$23,491,137	$(8,416,897)	$(3,413,397)
Capital transactions
Issuance of Shares	155,612,893	43,738,918	26,460,193
Redemption of Shares	(116,034,683)	(16,480,888)	(31,569,218)
Total capital transactions	39,578,210	27,258,030	(5,109,025)
Net change in net assets	63,069,347	18,841,133	(8,522,422)

Net assets, beginning of period	$75,220,190	$56,379,057	$64,901,479

Net assets, end of period	$138,289,537	$75,220,190	$56,379,057

Net asset value per share at beginning of period	$14.82	$16.11	$16.75

Net asset value per share at end of period	$15.54	$14.82	$16.11

Creation of Shares	12,675,000	2,675,000	1,525,000
Redemption of Shares	8,850,000	1,100,000	1,900,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF CASH FLOWS

	Year ended	Year ended	Year ended
	December 31, 2020	December 31, 2019	December 31, 2018
Cash flows from operating activities:
Net income (loss)	$23,491,137	$(8,416,897)	$(3,413,397)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized appreciation on commodity futures contracts	(19,371,125)	(1,973,406)	(651,638)
Changes in operating assets and liabilities:
Due from broker	4,252	3,725,944	(26,300)
Interest receivable	(7,237)	(99)	66
Other assets	-	6,380	(3,608)
Due to broker	12,973,828	-	-
Management fee payable to Sponsor	52,631	13,411	(3,610)
Payable for purchases of commercial paper	4,997,847	(4,981,957)	4,981,957
Other liabilities	(1,880)	(20,416)	(3,773)
Net cash provided by (used in) operating activities	22,139,453	(11,647,040)	879,697

Cash flows from financing activities:
Proceeds from sale of Shares	155,612,893	43,738,918	26,460,193
Redemption of Shares	(114,092,408)	(16,480,888)	(31,569,218)
Net cash provided by (used in) financing activities	41,520,485	27,258,030	(5,109,025)

Net change in cash and cash equivalents	63,659,938	15,610,990	(4,229,328)
Cash and cash equivalents, beginning of period	74,521,123	58,910,133	63,139,461
Cash and cash equivalents, end of period	$138,181,061	$74,521,123	$58,910,133

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

December 31, 2020

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

The Fund commenced investment operations on June 9, 2010 and has a fiscal year ending on December 31. The Fund’s sponsor is Teucrium Trading, LLC (the “Sponsor”). The Sponsor is responsible for the management of the Fund. The Sponsor is registered as a commodity pool operator (“CPO”) and a Commodity Trading Advisor (“CTA”) with the Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association (“NFA”).

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

Subject to the terms of the Trust Agreement, Teucrium Trading, LLC, in its capacity as the Sponsor , may terminate a Fund at any time, regardless of whether the Fund has incurred losses, including, for instance, if it determines that the Fund’s aggregate net assets in relation to its operating expenses make the continued operation of the Fund unreasonable or imprudent. However, no level of losses will require the Sponsor to terminate a Fund.

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

For custody services, the Funds will pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to Global Fund Services 0.05% of average gross assets on the first $500 million, 0.04% on the next $500 million, 0.03% on the next $2 billion, and 0.02% on the balance over $3 billion annually. A combined minimum annual fee of up to $47,000 for custody, transfer agency, accounting and administrative services is assessed per Fund. These services are recorded in custodian fees and expenses on the statements of operations. A summary of these expenses is included below.

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

ED&F Man Capital Markets, Inc. (“ED&F Man”) serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. ED&F Man is registered as a FCM with the U.S. CFTC and is a member of the NFA. ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA. ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar and Wheat Futures Contracts ED&F Man is paid $9.00 per round turn. Prior to August 21, 2019, these expenses were recorded in brokerage commissions on the statements of operations. Beginning on August 21, 2019, these expenses were recognized on a per-trade basis. The half-turn is recognized as an unrealized loss on the statements of operations for contracts that have been purchased since the change in recognition, and a full turn is recognized as a realized loss on the statements of operations when a contract is sold. A summary of these expenses can be found below under the heading, Brokerage Commissions.

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

The Sponsor employs Thales Capital Partners LLC (“TCP”) for distribution and solicitation-related services. TCP is registered as a Broker-Dealer with the SEC and a member of Financial Industry Regulatory Authority (FINRA) and SIPC. TCP receives an annual fee of $90,000 and an additional 0.0015% of average daily net assets in referred accounts for distribution and solicitation-related services. This additional fee is determined by an agreed upon level of assets at the time of signing the contract. These services are recorded in distribution and marketing fees on the statements of operations. A summary of these expenses is included below:

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Amount Recognized for Custody Services	$174,070	$156,364	$127,477
Amount of Custody Services Waived	$52,728	$-	$762

Amount Recognized for Distribution Services	$86,151	$71,723	$64,527
Amount of Distribution Services Waived	$28,816	$-	$12,840

Amount Recognized for Wilmington Trust	$1,511	$1,688	$1,124
Amount of Wilmington Trust Waived	$1,511	$-	$-

Amount Recognized for TCP	$56,292	$-	$-
Amount of TCP Waived	$22,621	$-	$-

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as detailed in the Financial Accounting Standards Board’s Accounting Standards Codification.

Revenue Recognition

Commodity futures contracts are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized appreciation or depreciation on commodity futures contracts are reflected in the statements of assets and liabilities as the difference between the original contract amount and the fair market value as of the last business day of the year or as of the last date of the financial statements. Changes in the appreciation or depreciation between periods are reflected in the statements of operations. The Fund seeks to earn interest on its assets denominated in U.S. dollars on deposit with the Futures Commission Merchant. In addition, the Fund earns interest on funds held at the custodian and at other financial institutions at prevailing market rates for such investments.

The Sponsor invests a portion of cash in commercial paper, which is deemed a cash equivalent based on the rating and duration of contracts as described in the notes to the financial statements and reflected in cash and cash equivalents on the statements of assets and liabilities and statements of cash flows. Accretion on these investments is recognized using the effective interest method in U.S. dollars and included in interest income on the statements of operations.

The Sponsor invests a portion of the cash held by the broker in short term Treasury Bills as collateral for open futures contracts. Accretion on these investments is recognized using the effective interest method in U.S. dollars and included in interest income on the statements of operations.

The Sponsor adopted ASC 606, Revenue from Contracts With Customers, for the year ended December 31, 2018. The adoption did not have a material impact on the financial statements of the Trust or the Fund.

Brokerage Commissions

Beginning on August 21, 2019, the Sponsor began recognizing the expense for brokerage commissions for futures contract trades on a per-trade basis. Prior to the change, brokerage commissions on all open commodity futures contracts were accrued on the trade date and on a full-turn basis. The below table shows the amounts included on the statements of operations as brokerage commissions paid in 2018 and total brokerage commissions paid inclusive of unrealized loss as of December 31, 2019 and 2020.

	Year ending December 31, 2020	Year ending December 31, 2019	Year ending December 31, 2018
Total Brokerage Commissions Recognized	$149,619	$81,568	$91,065

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2018 to 2020, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of and for the years ended December 31, 2020, 2019, and 2018. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the years ended December 31, 2020, 2019 and 2018.

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

The Fund receives or pays the proceeds from shares sold or redeemed within three business days after the trade date of the purchase or redemption. The amounts due from Authorized Purchasers are reflected in the Fund’s statements of assets and liabilities as capital shares receivable sold. Amounts payable to Authorized Purchasers upon redemption are reflected in the Fund’s statements of assets and liabilities as payable for shares redeemed.

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

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with original maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short-term maturities. Each Fund that is a series of the Trust has the balance of its cash equivalents on deposit with financial institutions. The Trust holds a balance in money market funds that is included in cash and cash equivalents on the statements of assets and liabilities. The Sponsor invests a portion of the available cash for the Funds in alternative demand deposit savings accounts, which are classified as cash and not as cash equivalents. Assets deposited with the bank may, at times, exceed federally insured limits. The Sponsor invests a portion of the available cash for the Funds in investment grade commercial paper with durations of 90 days or less, which is classified as a cash equivalent and is not FDIC insured. The Sponsor invests a portion of the cash held by the FCM in short term Treasury Bills as collateral for open futures contracts, which is classified as a cash equivalent and is not FDIC insured.

	As of December 31, 2020	As of December 31, 2019	As of December 31, 2018
Money Market Funds	$27,496,317	$102	$100
Demand Deposit Savings Accounts	40,210,208	36,303,603	23,974,336
Commercial Paper	70,474,536	34,953,236	34,935,697
Treasury Bills	-	3,264,182	-
Total cash and cash equivalents as presented on the Stateent of Assets and Liabilities	$138,181,061	$74,521,123	$58,910,133

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

In determining the value of Corn Futures Contracts, the administrator uses the CBOT closing price. The administrator determines the value of all other Fund investments as of the earlier of the close of the NYSE or 4:00 p.m. (EST). The value of over the counter corn interests is determined based on the value of the commodity or futures contract underlying such corn interest, except that a fair value may be determined if the Sponsor believes that the Fund is subject to significant credit risk relating to the counterparty to such corn interest. For purposes of financial statements and reports, the Sponsor will recalculate the NAV where necessary to reflect the “fair value” of a Futures Contract when the Futures Contract closes at its price fluctuation limit for the day. Treasury securities held by the Fund are valued by the administrator using values received from recognized third-party vendors and dealer quotes. NAV includes any unrealized profit or loss on open corn interests and any other income or expense accruing to the Fund but unpaid or not received by the Fund.

Sponsor Fee, Allocation of Expenses and Related Party Transactions

The Sponsor is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Trust and the Funds. In addition, the Sponsor elected not to outsource services directly attributable to the Trust and the Funds such as accounting, financial reporting, regulatory compliance and trading activities. In addition, the Fund is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to % per annum.

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

These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Fund. Such expenses are primarily recorded as distribution and marketing fees on the statements of operations. All asset-based fees and expenses for the Funds are calculated on the prior day’s net assets.

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Recognized Related Party Transactions	$1,089,985	$858,901	$1,004,019
Waived Related Party Transactions	$493,231	$14,500	$157,258

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

CORN
Year Ended December 31, 2020	$849,396
Year Ended December 31, 2019	$15,639
Year Ended December 31, 2018	$280,817

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

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Fund’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Fund uses prices and inputs that are current as of the measurement date, including during periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many securities. This condition could cause a financial instrument to be reclassified to a lower level within the fair value hierarchy. For instance, when Corn Futures Contracts on the CBOT are not actively trading due to a “limit-up” or limit-down” condition, meaning that the change in the Corn Futures Contracts has exceeded the limits established, the Trust and the Fund will revert to alternative verifiable sources of valuation of its assets. When such a situation exists on a quarter close, the Sponsor will calculate the Net Asset Value (“NAV”) on a particular day using the Level 1 valuation but will later recalculate the NAV for the impacted Fund based upon the valuation inputs from these alternative verifiable sources (Level 2 or Level 3) and will report such NAV in its applicable financial statements and reports.

On December 31, 2020 and 2019, in the opinion of the Trust and the Fund, the reported value of the Corn Futures Contracts traded on the CBOT fairly reflected the value of the Corn Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the years being reported.

For the years ended December 31, 2020 and 2019, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-10: “Codification Improvements.” The amendment improves the disclosure guidance in appropriate Disclosure Sections, without resulting in changes to current GAAP. The amendment is effective for annual periods beginning after December 15, 2020. The Sponsor is evaluating the impacts, but the amendment is not expected to have a material impact on the financial statements of the Trust or the Fund.

The FASB issued Accounting Standards Update (“ASU”) 2020-02: “Financial Instruments Credit Losses (Topic 326) and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842). The amendment updates and adds language to ASU 2016-02. The amendments were adopted for the quarter ended March 31, 2020; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

The FASB issued ASU 2018-05, “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118.” These amendments add guidance to the FASB Accounting Standards Codification regarding the Tax Cuts and Jobs Act (Act). The amendments were adopted for the quarter ended March 31, 2018; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

Note 4 - Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of December 31, 2020 and December 31, 2019:

December 31, 2020

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2020
Cash Equivalents	$97,970,853	$-	$-	$97,970,853
Corn Futures Contracts	20,154,606	-	-	20,154,606
Total	$118,125,459	$-	$-	$118,125,459

December 31, 2019

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2019
Cash Equivalents	$38,217,520	$-	$-	$38,217,520
Corn Futures Contracts	1,365,055	-	-	1,365,055
Total	$39,582,575	$-	$-	$39,582,575

Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2019
Corn Futures Contracts	$581,574	$-	$-	$581,574

For the years ended December 31, 2020 and 2019, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 - Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the years ended December 31, 2020 and 2019, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of December 31, 2020 and 2019.

Offsetting of Financial Assets and Derivative Assets as of December 31, 2020

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Corn futures contracts	$20,154,606	$-	$20,154,606	$-	$12,973,828	$7,180,778

Offsetting of Financial Assets and Derivative Assets as of December 31, 2019

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Corn futures contracts	$1,365,055	$-	$1,365,055	$581,574	$-	$783,481

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2019

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities		Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity Price
Corn futures contracts	$581,574	$-	$581,574	$581,574	$-	$-

The following is a summary of realized and net change in unrealized gains (losses) of the derivative instruments utilized by the Fund:

Year ended December 31, 2020

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$5,882,216	$19,371,125

Year ended December 31, 2019

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(9,512,148)	$1,973,406

Year ended December 31, 2018

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(3,025,313)	$651,638

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $96.5 million in 2020, $76.3 million in 2019, and $69.7 million in 2018.

Note 6 - Financial Highlights

The following table presents per share performance data and other supplemental financial data for the years ended December 31, 2020, 2019 and 2018. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Year ended	Year ended	Year ended
	December 31, 2020	December 31, 2019	December 31, 2018
Per Share Operation Performance
Net asset value at beginning of period	$14.82	$16.11	$16.75
Income (loss) from investment operations:
Investment income	0.08	0.38	0.35
Net realized and unrealized gain (loss) on commodity futures contracts	0.97	(1.11)	(0.39)
Total expenses, net	(0.33)	(0.56)	(0.60)
Net increase (decrease) in net asset value	0.72	(1.29)	(0.64)
Net asset value at end of period	$15.54	$14.82	$16.11
Total Return	4.83%	(7.99)%	(3.82)%
Ratios to Average Net Assets (Annualized)
Total expenses	3.40%	3.61%	3.98%
Total expenses, net	2.50%	3.59%	3.58%
Net investment loss	(1.86)%	(1.16)%	(1.48)%

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

Note 8 - Subsequent Events

Management has evaluated the financial statements for the year-ended December 31, 2020 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than those noted below:

The total net assets of the Fund increased by $31,930,344, or 23% for the period December 31, 2020 to March 15, 2021. This was driven by an increase in the NAV per Share of 11% and the Shares Outstanding by 11%.

GRANT THORNTON LLP 757 Third Ave., 9th Floor New York, NY 10017-2013 D +1 212 599 0100 F +1 212 370 4520

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor and Shareholders of

Teucrium Soybean Fund

Opinion on the financial statements

We have audited the accompanying statements of assets and liabilities, including the schedules of investments, of Teucrium Soybean Fund (the “Fund”), as of December 31, 2020 and 2019, the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on the Fund’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

 /s/ GRANT THORNTON LLP

We have served as the Trust’s auditor since 2014.

New York, New York

 March 16, 2021

GT.COM	Grant Thornton LLP is the U.S. member firm of Grant Thornton International Ltd (GTIL). GTIL and each of its member firms are separate legal entities and are not a worldwide partnership.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2020	December 31, 2019

Assets
Cash and cash equivalents	$90,398,391	$27,874,691
Interest receivable	5,478	42
Other assets	37	4,370
Equity in trading accounts:
Commodity futures contracts	15,124,226	931,896
Total assets	$105,528,132	$28,810,999

Liabilities
Management fee payable to Sponsor	75,651	23,139
Other liabilities	18,602	8,921
Payable for purchases of commercial paper	4,997,451	-
Equity in trading accounts:
Due to broker	11,257,566	643,808
Total liabilities	$16,349,270	$675,868

Net assets	$89,178,862	$28,135,131

Shares outstanding	4,575,004	1,775,004

Shares available	17,100,000	9,700,000

Net asset value per share	$19.49	$15.85

Market value per share	$19.47	$15.83

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

SCHEDULE OF INVESTMENTS

December 31, 2020

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X 0.04% (cost $8,227,242)	$8,227,242	9.23%	8,227,242
Blackrock Liquidity FedFund - Institutional Class 0.005% (cost $5,014,767)	5,014,767	5.62	5,014,767
Total money market funds (cost: $13,242,009)	$13,242,009	14.85%

			Principal Amount
Commercial Paper
Energy Transfer Operating, L.P. 0.421% (cost: $2,498,862 due 01/29/2021)	$2,499,183	2.80%	2,500,000
Energy Transfer Operating, L.P. 0.501% (cost: $2,498,924 due 02/05/2021)	2,498,924	2.80	2,500,000
General Motors Financial Company, Inc. 0.400% (cost: $2,497,945 due 01/04/2021)	2,499,917	2.81	2,500,000
Harley-Davidson Financial Services, Inc. 0.310% (cost: $2,498,407 due 01/05/2021)	2,499,914	2.81	2,500,000
Harley-Davidson Financial Services, Inc. 0.250% (cost: $4,996,875 due 01/11/2021)	4,999,653	5.61	5,000,000
Harley-Davidson Financial Services, Inc. 0.270% (cost: $1,999,025 due 01/20/2021)	1,999,715	2.24	2,000,000
Hyundai Capital America, Inc. 0.150% (cost: $2,499,198 due 02/01/2021)	2,499,677	2.80	2,500,000
Hyundai Capital America, Inc. 0.170% (cost: $2,499,245 due 02/03/2021)	2,499,611	2.80	2,500,000
Jabil Inc. 0.430% (cost: $2,498,627 due 01/29/2021)	2,499,164	2.80	2,500,000
Jabil Inc. 0.401% (cost: $2,498,528 due 02/26/2021)	2,498,528	2.80	2,500,000
Marathon Petroleum Corporation 0.350% (cost: $2,498,688 due 02/01/2021)	2,499,246	2.80	2,500,000
Marathon Petroleum Corporation 0.381% (cost: $2,498,074 due 02/26/2021)	2,498,522	2.80	2,500,000
Viatris Inc. 0.372% (cost: $2,498,529 due 02/26/2021)	2,498,555	2.80	2,500,000
Viatris Inc. 0.451% (cost: $2,497,219 due 03/22/2021)	2,497,500	2.80	2,500,000
Walgreens Boots Alliance, Inc. 0.246% (cost: $7,496,571 due 03/05/2021)	7,496,776	8.41	7,500,000
Total Commercial Paper (cost: $44,474,717)	44,484,885	49.88
Total Cash Equivalents	$57,726,894	64.73%

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures MAR21 (479 contracts)	$7,011,407	7.86%	$31,398,450
CBOT soybean futures MAY21 (411 contracts)	3,404,313	3.82	26,853,712
CBOT soybean futures NOV21 (557 contracts)	4,708,506	5.28	30,962,238
Total commodity futures contracts	$15,124,226	16.96%	$89,214,400

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

SCHEDULE OF INVESTMENTS

December 31, 2019

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio 1.50% (cost $103)	$103	0.00%	103

			Principal Amount
U.S. Treasury Obligations
U.S. Treasury Bills 1.53% (cost: $714,992 due 01/30/2020) (a)(b)	$715,165	2.54%	716,000

Commercial Paper
General Motors Financial Company, Inc. 2.15% (cost: $2,487,131 due 01/06/2020)	$2,499,260	8.88%	2,500,000
FMC Technologies, Inc. 1.93% (cost: $2,488,133 due 02/04/2020)	2,495,467	8.87	2,500,000
CNH Industrial Capital LLC 1.86% (cost: $2,493,962 due 01/06/2020)	2,499,358	8.89	2,500,000
Jabil Inc. 2.03% (cost: $2,488,637 due 02/28/2020)	2,491,864	8.86	2,500,000
Energy Transfer Operating, L.P. 1.99% (cost: $2,493,813 due 01/31/2020)	2,495,875	8.87	2,500,000
Total Commercial Paper (cost: $12,451,676)	12,481,824	44.37
Total Cash Equivalents	$13,197,092	46.91%

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

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF OPERATIONS

	Year ended	Year ended	Year ended
	December 31, 2020	December 31, 2019	December 31, 2018
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$14,404,714	$(438,468)	$(2,085,438)
Net change in unrealized appreciation on commodity futures contracts	14,192,330	742,746	637,213
Interest income	261,834	677,163	460,170
Total income (loss)	28,858,878	981,441	(988,055)

Expenses
Management fees	580,800	278,152	212,287
Professional fees	295,623	193,574	271,612
Distribution and marketing fees	675,392	492,175	516,337
Custodian fees and expenses	86,875	66,109	60,879
Business permits and licenses fees	52,067	19,578	30,179
General and administrative expenses	70,720	48,352	42,615
Brokerage commissions	-	4,193	15,780
Other expenses	-	2,812	21,704
Total expenses	1,761,477	1,104,945	1,171,393

Expenses waived by the Sponsor	(399,518)	(96,303)	(394,591)

Total expenses, net	1,361,959	1,008,642	776,802

Net income (loss)	$27,496,919	$(27,201)	$(1,764,857)

Net income (loss) per share	$3.64	$(0.35)	$(1.65)
Net income (loss) per weighted average share	$7.37	$(0.02)	$(1.40)
Weighted average shares outstanding	3,731,425	1,784,251	1,261,579

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF CHANGES IN NET ASSETS

	Year ended	Year ended	Year ended
	December 31, 2020	December 31, 2019	December 31, 2018
Operations
Net income (loss)	$27,496,919	$(27,201)	$(1,764,857)
Capital transactions
Issuance of Shares	110,771,840	9,627,010	26,403,162
Redemption of Shares	(77,225,028)	(9,406,695)	(6,960,313)
Total capital transactions	33,546,812	220,315	19,442,849
Net change in net assets	61,043,731	193,114	17,677,992

Net assets, beginning of period	$28,135,131	$27,942,017	$10,264,025

Net assets, end of period	$89,178,862	$28,135,131	$27,942,017

Net asset value per share at beginning of period	$15.85	$16.20	$17.85

Net asset value per share at end of period	$19.49	$15.85	$16.20

Creation of Shares	7,600,000	650,000	1,575,000
Redemption of Shares	4,800,000	600,000	425,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF CASH FLOWS

	Year ended	Year ended	Year ended
	December 31, 2020	December 31, 2019	December 31, 2018
Cash flows from operating activities:
Net income (loss)	$27,496,919	$(27,201)	$(1,764,857)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized appreciation on commodity futures contracts	(14,192,330)	(742,746)	(637,213)
Changes in operating assets and liabilities:
Due from broker	-	1,022,182	(232,546)
Interest receivable	(5,436)	(38)	18
Other assets	4,333	(4,370)	1,839
Due to broker	10,613,758	643,808	-
Management fee payable to Sponsor	52,512	(1,834)	12,862
Payable for purchases of commercial paper	4,997,451	-	-
Other liabilities	9,681	(10,364)	9,802
Net cash provided by (used in) operating activities	28,976,888	879,437	(2,610,095)

Cash flows from financing activities:
Proceeds from sale of Shares	110,771,840	9,627,010	26,403,162
Redemption of Shares	(77,225,028)	(9,406,695)	(6,960,313)
Net cash provided by financing activities	33,546,812	220,315	19,442,849

Net change in cash and cash equivalents	62,523,700	1,099,752	16,832,754
Cash and cash equivalents, beginning of period	27,874,691	26,774,939	9,942,185
Cash and cash equivalents, end of period	$90,398,391	$27,874,691	$26,774,939

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

December 31, 2020

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

Subject to the terms of the Trust Agreement, Teucrium Trading, LLC, in its capacity as the Sponsor, may terminate a Fund at any time, regardless of whether the Fund has incurred losses, including, for instance, if it determines that the Fund’s aggregate net assets in relation to its operating expenses make the continued operation of the Fund unreasonable or imprudent. However, no level of losses will require the Sponsor to terminate a Fund.

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

For custody services, the Funds will pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to Global Fund Services 0.05% of average gross assets on the first $500 million, 0.04% on the next $500 million, 0.03% on the next $2 billion, and 0.02% on the balance over $3 billion annually. A combined minimum annual fee of up to $47,000 for custody, transfer agency, accounting and administrative services is assessed per Fund. These services are recorded in custodian fees and expenses on the statements of operations. A summary of these expenses is included below.

The Sponsor employs Foreside Fund Services, LLC (“Foreside” or the “Distributor”) as the Distributor for the Funds. The Distribution Services Agreement among the Distributor and the Sponsor calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under Financial Industry Regulatory Authority (“FINRA”) rules.For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. These services are recorded in distribution and marketing fees on the statements of operations. A summary of these expenses is included below. Pursuant to a Consulting Services Agreement, Foreside Consulting Services, LLC, performs certain consulting support services for the Trust’s Sponsor. Additionally, Foreside Distributors, LLC performs certain distribution consulting services pursuant to a Distribution Consulting Agreement with the Trust’s Sponsor.

ED&F Man Capital Markets, Inc. (“ED&F Man”) serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. ED&F Man is registered as a FCM with the U.S. CFTC and is a member of the NFA. ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA. ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar and Wheat Futures Contracts ED&F Man is paid $9.00 per round turn. Prior to August 21, 2019, these expenses were recorded in brokerage commissions on the statements of operations. Beginning on August 21, 2019, these expenses were recognized on a per-trade basis. The half-turn is recognized as an unrealized loss on the statements of operations for contracts that have been purchased since the change in recognition, and a full turn is recognized as a realized loss on the statements of operations when a contract is sold. A summary of these expenses can be found below under the heading, Brokerage Commissions.

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

The Sponsor employs Thales Capital Partners LLC (“TCP”) for distribution and solicitation-related services. TCP is registered as a Broker-Dealer with the SEC and a member of Financial Industry Regulatory Authority (FINRA) and SIPC. TCP receives an annual fee of $90,000 and an additional 0.0015% of average daily net assets in referred accounts for distribution and solicitation-related services. This additional fee is determined by an agreed upon level of assets at the time of signing the contract. These services are recorded in distribution and marketing fees on the statements of operations. A summary of these expenses is included below:

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Amount Recognized for Custody Services	$86,875	$66,109	$60,879
Amount of Custody Services Waived	$667	$12,828	$28,904

Amount Recognized for Distribution Services	$43,517	$30,189	$29,079
Amount of Distribution Services Waived	$23,156	$-	$14,542

Amount Recognized for Wilmington Trust	$1,073	$533	$711
Amount of Wilmington Trust Waived	$-	$-	$-

Amount Recognized for TCP	$28,871	$-	$-
Amount of TCP Waived	$21,770	$-	$-

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as detailed in the Financial Accounting Standards Board’s Accounting Standards Codification.

Revenue Recognition

Commodity futures contracts are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized appreciation or depreciation on commodity futures contracts are reflected in the statements of operations as the difference between the original contract amount and the fair market value as of the last business day of the year or as of the last date of the financial statements. Changes in the appreciation or depreciation between periods are reflected in the statements of operations. Interest on cash equivalents with financial institutions are recognized on the accrual basis. The Fund seeks to earn interest on funds held at the custodian and other financial institutions at prevailing market rates for such investments.

The Sponsor invests a portion of cash in commercial paper, which is deemed a cash equivalent based on the rating and duration of contracts as described in the notes to the financial statements and reflected in cash and cash equivalents on the statements of assets and liabilities and in cash and cash equivalents on the statements of cash flows. Accretion on these investments is recognized using the effective interest method in U.S. dollars and included in interest income on the statements of operations.

The Sponsor invests a portion of the cash held by the broker in short term Treasury Bills as collateral for open futures contracts. Accretion on these investments is recognized using the effective interest method in U.S. dollars and included in interest income on the statements of operations.

The Sponsor adopted ASC 606, Revenue from Contracts With Customers, for the year ended December 31, 2018. The adoption did not have a material impact on the financial statements of the Trust or the Fund.

Brokerage Commissions

Beginning on August 21, 2019, the Sponsor began recognizing the expense for brokerage commissions for futures contract trades on a per-trade basis. Prior to the change, brokerage commissions on all open commodity futures contracts were accrued on the trade date and on a full-turn basis. The below table shows the amounts included on the statements of operations as brokerage commissions paid in 2018 and total brokerage commissions paid inclusive of unrealized loss as of December 31, 2019 and 2020.

	Year ending December 31, 2020	Year ending December 31, 2019	Year ending December 31, 2018
Total Brokerage Commissions Recognized	$35,880	$12,219	$15,780

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2018 to 2020, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of and for the years ended December 31, 2020, 2019, and 2018. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the years ended December 31, 2020, 2019 and 2018.

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

The Fund receives or pays the proceeds from shares sold or redeemed within three business days after the trade date of the purchase or redemption. The amounts due from Authorized Purchasers are reflected in the Fund’s statements of assets and liabilities as capital shares receivable sold. Amounts payable to Authorized Purchasers upon redemption are reflected in the Fund’s statements of assets and liabilities as payable for shares redeemed.

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

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with original maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short-term maturities. Each Fund that is a series of the Trust has the balance of its cash equivalents on deposit with financial institutions. The Trust holds a balance in money market funds that is included in cash and cash equivalents on the statements of assets and liabilities. The Sponsor invests a portion of the available cash for the Funds in alternative demand deposit savings accounts, which are classified as cash and not as cash equivalents. Assets deposited with the bank may, at times, exceed federally insured limits. The Sponsor invests a portion of the available cash for the Funds in investment grade commercial paper with durations of 90 days or less, which is classified as a cash equivalent and is not FDIC insured. The Sponsor invests a portion of the cash held by the FCM in short term Treasury Bills as collateral for open futures contracts, which is classified as a cash equivalent and is not FDIC insured.

	As of December 31, 2020	As of December 31, 2019	As of December 31, 2018
Money Market Funds	$13,242,009	$103	$100
Demand Deposit Savings Accounts	32,671,497	14,677,599	14,282,321
Commercial Paper	44,484,885	12,481,824	12,492,518
Treasury Bills	-	715,165	-
Total cash and cash equivalents as presented on the Statement of Assets and Liabilities	$90,398,391	$27,874,691	$26,774,939

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

In determining the value of Soybean Futures Contracts, the administrator uses the CBOT closing price. The administrator determines the value of all other Fund investments as of the earlier of the close of the NYSE or 4:00 p.m. (EST). The value of over the counter soybean interests is determined based on the value of the commodity or futures contract underlying such soybean interest, except that a fair value may be determined if the Sponsor believes that the Fund is subject to significant credit risk relating to the counterparty to such soybean interest. For purposes of financial statements and reports, the Sponsor will recalculate the NAV where necessary to reflect the “fair value” of a Futures Contract when the Futures Contract closes at its price fluctuation limit for the day. Treasury securities held by the Fund are valued by the administrator using values received from recognized third-party vendors and dealer quotes. NAV includes any unrealized profit or loss on open soybean interests and any other income or expense accruing to the Fund but unpaid or not received by the Fund.

Sponsor Fee, Allocation of Expenses and Related Party Transactions

The Sponsor is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Trust and the Funds. In addition, the Sponsor elected not to outsource services directly attributable to the Trust and the Funds such as accounting, financial reporting, regulatory compliance and trading activities. In addition, the Fund is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to % per annum.

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

These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Fund. Such expenses are primarily recorded as distribution and marketing fees on the statements of operations. All asset-based fees and expenses for the Funds are calculated on the prior day’s net assets.

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Recognized Related Party Transactions	$547,998	$379,031	$444,365
Waived Related Party Transactions	$194,347	$31,537	$192,822

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

SOYB
Year Ended December 31, 2020	$399,518
Year Ended December 31, 2019	$96,303
Year Ended December 31, 2018	$394,591

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

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Fund’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Fund uses prices and inputs that are current as of the measurement date, including periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many financial instruments. This condition could cause a financial instrument to be reclassified to a lower level within the fair value hierarchy. When such a situation exists on a quarter close, the Sponsor will calculate the NAV on a particular day using the Level 1 valuation but will later recalculate the NAV for the impacted Fund based upon the valuation inputs from these alternative verifiable sources (Level 2 or Level 3) and will report such NAV in its applicable financial statements and reports.

On December 31, 2020 and 2019, in the opinion of the Trust and the Fund, the reported value of the Soybean Futures Contracts traded on the CBOT fairly reflected the value of the Soybean Futures Contracts held by the Fund, with no adjustments necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the years being reported.

For the years ended December 31, 2020 and 2019, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-10: “Codification Improvements.” The amendment improves the disclosure guidance in appropriate Disclosure Sections, without resulting in changes to current GAAP. The amendment is effective for annual periods beginning after December 15, 2020. The Sponsor is evaluating the impacts, but the amendment is not expected to have a material impact on the financial statements of the Trust or the Fund.

The FASB issued Accounting Standards Update (“ASU”) 2020-02: “Financial Instruments Credit Losses (Topic 326) and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842). The amendment updates and adds language to ASU 2016-02. The amendments were adopted for the quarter ended March 31, 2020; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

The FASB issued ASU 2018-05, “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118.” These amendments add guidance to the FASB Accounting Standards Codification regarding the Tax Cuts and Jobs Act (Act). The amendments were adopted for the quarter ended March 31, 2018; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

Note 4 - Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of December 31, 2020 and December 31, 2019:

December 31, 2020

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2020
Cash Equivalents	$57,726,894	$-	$-	$57,726,894
Soybean futures contracts	15,124,226	-	-	15,124,226
Total	$72,851,120	$-	$-	$72,851,120

December 31, 2019

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2019
Cash Equivalents	$13,197,092	$-	$-	$13,197,092
Soybean futures contracts	931,896	-	-	931,896
Total	$14,128,988	$-	$-	$14,128,988

For the years ended December 31, 2020 and 2019, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

Note 5 - Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For years ended December 31, 2020 and 2019, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of December 31, 2020 and 2019.

Offsetting of Financial Assets and Derivative Assets as of December 31, 2020

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Soybean futures contracts	$15,124,226	$-	$15,124,226	$-	$11,257,566	$3,866,660

Offsetting of Financial Assets and Derivative Assets as of December 31, 2019

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Soybean futures contracts	$931,896	$-	$931,896	$-	$643,808	$288,088

The following is a summary of realized and net change in unrealized gains (losses) of the derivative instruments utilized by the Fund:

Year ended December 31, 2020

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Soybean futures contracts	$14,404,714	$14,192,330

Year ended December 31, 2019

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Soybean futures contracts	$(438,468)	$742,746

Year ended December 31, 2018

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Soybean futures contracts	$(2,085,438)	$637,213

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $61.4 million in 2020, $27.5 million in 2019, and $21.9 million in 2018.

Note 6 - Financial Highlights

The following table presents per share performance data and other supplemental financial data for the years ended December 31, 2020, 2019 and 2018. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Year ended	Year ended	Year ended
	December 31, 2020	December 31, 2019	December 31, 2018
Per Share Operation Performance
Net asset value at beginning of period	$15.85	$16.20	$17.85
Income (loss) from investment operations:
Investment income	0.07	0.38	0.37
Net realized and unrealized gain (loss) on commodity futures contracts	3.94	(0.16)	(1.40)
Total expenses, net	(0.37)	(0.57)	(0.62)
Net increase (decrease) in net asset value	3.64	(0.35)	(1.65)
Net asset value at end of period	$19.49	$15.85	$16.20
Total Return	22.98%	(2.15)%	(9.24)%
Ratios to Average Net Assets (Annualized)
Total expenses	3.03%	3.97%	5.52%
Total expenses, net	2.34%	3.63%	3.66%
Net investment loss	(1.89)%	(1.20)%	(1.49)%

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

Note 8 - Subsequent Events

Management has evaluated the financial statements for the year ended December 31, 2020 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund.

GRANT THORNTON LLP 757 Third Ave., 9th Floor New York, NY 10017-2013 D +1 212 599 0100 F +1 212 370 4520

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor and Shareholders of

Teucrium Sugar Fund

Opinion on the financial statements

We have audited the accompanying statements of assets and liabilities, including the schedules of investments, of Teucrium Sugar Fund (the “Fund”), as of December 31, 2020 and 2019, the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on the Fund’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

 /s/ GRANT THORNTON LLP

We have served as the Trust’s auditor since 2014.

New York, New York

 March 16, 2021

GT.COM	Grant Thornton LLP is the U.S. member firm of Grant Thornton International Ltd (GTIL). GTIL and each of its member firms are separate legal entities and are not a worldwide partnership.

TEUCRIUM SUGAR FUND

STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2020	December 31, 2019

Assets
Cash and cash equivalents	$11,849,332	$12,215,795
Interest receivable	904	28
Other assets	-	1,140
Equity in trading accounts:
Commodity futures contracts	1,407,703	347,429
Total assets	13,257,939	12,564,392

Liabilities
Management fee payable to Sponsor	10,292	10,609
Other liabilities	5,895	2,695
Equity in trading accounts:
Due to broker	475,661	237,908
Total liabilities	491,848	251,212

Net assets	$12,766,091	$12,313,180

Shares outstanding	1,900,004	1,750,004

Shares available	23,150,000	9,725,000

Net asset value per share	$6.72	$7.04

Market value per share	$6.75	$7.02

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

SCHEDULE OF INVESTMENTS

December 31, 2020

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X (cost $4,134,293)	$4,134,293	32.38%	4,134,293
Blackrock Liquidity FedFund - Institutional Class (cost: $18,871)	18,871	0.15	18,871
Total Money Market Funds (cost: $4,153,164)	$4,153,164	32.53%

			Principal Amount
Commercial Paper
Energy Transfer Operating, L.P. 0.501% (cost: $2,498,889 due 1/29/2021)	2,499,028	19.58	2,500,000
Total Cash Equivalents	$6,652,192	52.11%

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States sugar futures contracts
ICE sugar futures MAY21 (272 contracts)	$550,868	4.32%	$4,472,115
ICE sugar futures JUL21 (241 contracts)	345,612	2.71	3,830,165
ICE sugar futures MAR22 (279 contracts)	511,223	4.00	4,459,090
Total commodity futures contracts	$1,407,703	11.03%	$12,761,370

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

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF OPERATIONS

	Year ended	Year ended	Year ended
	December 31, 2020	December 31, 2019	December 31, 2018
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized (loss) gain on commodity futures contracts	$(656,937)	$113,747	$(2,314,984)
Net change in unrealized appreciation on commodity futures contracts	1,060,274	161,106	69,137
Interest income	68,866	240,634	249,417
Total income (loss)	472,203	515,487	(1,996,430)

Expenses
Management fees	104,170	103,160	122,198
Professional fees	137,657	116,404	186,127
Distribution and marketing fees	158,618	239,069	277,033
Custodian fees and expenses	22,168	29,935	33,901
Business permits and licenses fees	41,840	19,207	29,289
General and administrative expenses	21,585	25,290	24,228
Brokerage commissions	-	3,471	24,030
Other expenses	18	2,151	11,470
Total expenses	486,056	538,687	708,276

Expenses waived by the Sponsor	(210,614)	(171,746)	(268,920)

Total expenses, net	275,442	366,941	439,356

Net income (loss)	$196,761	$148,546	$(2,435,786)

Net loss per share	$(0.32)	$(0.03)	$(2.72)
Net income (loss) per weighted average share	$0.12	$0.10	$(1.50)
Weighted average shares outstanding	1,676,917	1,477,196	1,620,415

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF CHANGES IN NET ASSETS

	Year ended	Year ended	Year ended
	December 31, 2020	December 31, 2019	December 31, 2018
Operations
Net income (loss)	$196,761	$148,546	$(2,435,786)
Capital transactions
Issuance of Shares	9,284,965	5,467,420	18,588,300
Redemption of Shares	(9,028,815)	(4,081,525)	(11,737,485)
Total capital transactions	256,150	1,385,895	6,850,815
Net change in net assets	452,911	1,534,441	4,415,029

Net assets, beginning of period	$12,313,180	$10,778,739	$6,363,710

Net assets, end of period	$12,766,091	$12,313,180	$10,778,739

Net asset value per share at beginning of period	$7.04	$7.07	$9.79

Net asset value per share at end of period	$6.72	$7.04	$7.07

Creation of Shares	1,575,000	800,000	2,450,000
Redemption of Shares	1,425,000	575,000	1,575,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF CASH FLOWS

	Year ended	Year ended	Year ended
	December 31, 2020	December 31, 2019	December 31, 2018
Cash flows from operating activities:
Net income (loss)	$196,761	$148,546	$(2,435,786)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Net change in unrealized appreciation on commodity futures contracts	(1,060,274)	(161,106)	(69,137)
Changes in operating assets and liabilities:
Due from broker	-	351,972	(24,087)
Interest receivable	(876)	62	(43)
Other assets	1,140	3,481	(4,345)
Due to broker	237,753	237,908	-
Management fee payable to Sponsor	(317)	691	4,286
Other liabilities	3,200	(13,595)	10,963
Net cash (used in) provided by operating activities	(622,613)	567,959	(2,518,149)

Cash flows from financing activities:
Proceeds from sale of Shares	9,284,965	5,467,420	18,588,300
Redemption of Shares	(9,028,815)	(4,081,525)	(11,737,485)
Net cash provided by financing activities	256,150	1,385,895	6,850,815

Net change in cash and cash equivalents	(366,463)	1,953,854	4,332,666
Cash and cash equivalents, beginning of period	12,215,795	10,261,941	5,929,275
Cash and cash equivalents, end of period	$11,849,332	$12,215,795	$10,261,941

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

December 31, 2020

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

Subject to the terms of the Trust Agreement, Teucrium Trading, LLC, in its capacity as the Sponsor, may terminate a Fund at any time, regardless of whether the Fund has incurred losses, including, for instance, if it determines that the Fund’s aggregate net assets in relation to its operating expenses make the continued operation of the Fund unreasonable or imprudent. However, no level of losses will require the Sponsor to terminate a Fund.

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

For custody services, the Funds will pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to Global Fund Services 0.05% of average gross assets on the first $500 million, 0.04% on the next $500 million, 0.03% on the next $2 billion, and 0.02% on the balance over $3 billion annually. A combined minimum annual fee of up to $47,000 for custody, transfer agency, accounting and administrative services is assessed per Fund. These services are recorded in custodian fees and expenses on the statements of operations. A summary of these expenses is included below.

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

ED&F Man Capital Markets, Inc. (“ED&F Man”) serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. ED&F Man is registered as a FCM with the U.S. CFTC and is a member of the NFA. ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA. ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar and Wheat Futures Contracts ED&F Man is paid $9.00 per round turn. Prior to August 21, 2019, these expenses were recorded in brokerage commissions on the statements of operations. Beginning on August 21, 2019, these expenses were recognized on a per-trade basis. The half-turn is recognized as an unrealized loss on the statements of operations for contracts that have been purchased since the change in recognition, and a full turn is recognized as a realized loss on the statements of operations when a contract is sold. A summary of these expenses can be found below under the heading, Brokerage Commissions.

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

The Sponsor employs Thales Capital Partners LLC (“TCP”) for distribution and solicitation-related services. TCP is registered as a Broker-Dealer with the SEC and a member of Financial Industry Regulatory Authority (FINRA) and SIPC. TCP receives an annual fee of $90,000 and an additional 0.0015% of average daily net assets in referred accounts for distribution and solicitation-related services. This additional fee is determined by an agreed upon level of assets at the time of signing the contract. These services are recorded in distribution and marketing fees on the statements of operations. A summary of these expenses is included below:

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Amount Recognized for Custody Services	$22,168	$29,935	$33,901
Amount of Custody Services Waived	$10,306	$9,410	$18,786

Amount Recognized for Distribution Services	$9,928	$13,940	$15,840
Amount of Distribution Services Waived	$6,200	$6,891	$9,155

Amount Recognized for Wilmington Trust	$139	$224	$334
Amount of Wilmington Trust Waived	$139	$224	$-

Amount Recognized for TCP	$6,364	$-	$-
Amount of TCP Waived	$4,770	$-	$-

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as detailed in the Financial Accounting Standards Board’s Accounting Standards Codification.

Revenue Recognition

Commodity futures contracts are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized appreciation or depreciation on commodity futures contracts are reflected in the statements of operations as the difference between the original contract amount and the fair market value as of the last business day of the year or as of the last date of the financial statements. Changes in the appreciation or depreciation between periods are reflected in the statements of operations. Interest on cash equivalents with financial institutions are recognized on the accrual basis. The Fund seeks to earn interest on funds held at the custodian and other financial institutions at prevailing market rates for such investments.

The Sponsor began invests a portion of cash in commercial paper, which is deemed a cash equivalent based on the rating and duration of contracts as described in the notes to the financial statements and reflected in cash and cash equivalents on the statements of assets and liabilities and in cash and cash equivalents on the statements of cash flows. Accretion on these investments is recognized using the effective interest method in U.S. dollars and included in interest income on the statements of operations.

The Sponsor invests a portion of the cash held by the broker in short term Treasury Bills as collateral for open futures contracts. Accretion on these investments is recognized using the effective interest method in U.S. dollars and included in interest income on the statements of operations.

The Sponsor adopted ASC 606, Revenue from Contracts With Customers, for the year ended December 31, 2018. The adoption did not have a material impact on the financial statements of the Trust or the Fund.

Brokerage Commissions

Beginning on August 21, 2019, the Sponsor began recognizing the expense for brokerage commissions for futures contract trades on a per-trade basis. Prior to the change, brokerage commissions on all open commodity futures contracts were accrued on the trade date and on a full-turn basis. The below table shows the amounts included on the statements of operations as brokerage commissions paid in 2018 and total brokerage commissions paid inclusive of unrealized loss as of December 31, 2019 and 2020.

	Year ending December 31, 2020	Year ending December 31, 2019	Year ending December 31, 2018
Total Brokerage Commissions Recognized	$14,681	$12,776	$18,182

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2018 to 2020, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of and for the years ended December 31, 2020, 2019, and 2018. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the years ended December 31, 2020, 2019 and 2018.

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

The Fund receives or pays the proceeds from shares sold or redeemed within three business days after the trade date of the purchase or redemption. The amounts due from Authorized Purchasers are reflected in the Fund’s statements of assets and liabilities as capital shares receivable sold. Amounts payable to Authorized Purchasers upon redemption are reflected in the Fund’s statements of assets and liabilities as payable for shares redeemed.

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

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with original maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short-term maturities. Each Fund that is a series of the Trust has the balance of its cash equivalents on deposit with financial institutions. The Trust holds a balance in money market funds that is included in cash and cash equivalents on the statements of assets and liabilities. The Sponsor invests a portion of the available cash for the Funds in alternative demand deposit savings accounts, which are classified as cash and not as cash equivalents. Assets deposited with the bank may, at times, exceed federally insured limits. The Sponsor invests a portion of the available cash for the Funds in investment grade commercial paper with durations of 90 days or less, which is classified as a cash equivalent and is not FDIC insured. The Sponsor invests a portion of the cash held by the FCM in short term Treasury Bills as collateral for open futures contracts, which is classified as a cash equivalent and is not FDIC insured.

	As of December 31, 2020	As of December 31, 2019	As of December 31, 2018
Money Market Funds	$4,153,164	$103	$100
Demand Deposit Savings Accounts	5,197,140	9,032,624	7,764,709
Commercial Paper	2,499,028	2,499,872	2,497,132
Treasury Bills	-	683,196	-
Total cash and cash equivalents as presented on the Statement of Assets and Liabilities	$11,849,332	$12,215,795	$10,261,941

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

In determining the value of Sugar Futures Contracts, the administrator uses the ICE closing price. The administrator determines the value of all other Fund investments as of the earlier of the close of the NYSE or 4:00 p.m. (EST). The value of over the counter sugar interests is determined based on the value of the commodity or futures contract underlying such sugar interest, except that a fair value may be determined if the Sponsor believes that the Fund is subject to significant credit risk relating to the counterparty to such sugar interest. For purposes of financial statements and reports, the Sponsor will recalculate the NAV where necessary to reflect the “fair value” of a Futures Contract when the Futures Contract closes at its price fluctuation limit for the day. Treasury securities held by the Fund are valued by the administrator using values received from recognized third-party vendors and dealer quotes. NAV includes any unrealized profit or loss on open sugar interests and any other income or expense accruing to the Fund but unpaid or not received by the Fund.

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

These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Fund. Such expenses are primarily recorded as distribution and marketing fees on the statements of operations. All asset-based fees and expenses for the Funds are calculated on the prior day’s net assets.

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Recognized Related Party Transactions	$126,960	$183,750	$242,126
Waived Related Party Transactions	$50,547	$77,532	$93,112

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

CANE
Year Ended December 31, 2020	$210,614
Year Ended December 31, 2019	$171,746
Year Ended December 31, 2018	$268,920

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

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Fund’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Fund uses prices and inputs that are current as of the measurement date, including periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many financial instruments. This condition could cause a financial instrument to be reclassified to a lower level within the fair value hierarchy. When such a situation exists on a quarter close, the Sponsor will calculate the NAV on a particular day using the Level 1 valuation but will later recalculate the NAV for the impacted Fund based upon the valuation inputs from these alternative verifiable sources (Level 2 or Level 3) and will report such NAV in its applicable financial statements and reports.

On December 31, 2020 and 2019, in the opinion of the Trust and the Fund, the reported value of the Sugar Futures Contracts traded on the ICE fairly reflected the value of the Sugar Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the years being reported.

For the years ended December 31, 2020 and 2019, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-10: “Codification Improvements.” The amendment improves the disclosure guidance in appropriate Disclosure Sections, without resulting in changes to current GAAP. The amendment is effective for annual periods beginning after December 15, 2020. The Sponsor is evaluating the impacts, but the amendment is not expected to have a material impact on the financial statements of the Trust or the Fund.

The FASB issued Accounting Standards Update (“ASU”) 2020-02: “Financial Instruments Credit Losses (Topic 326) and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842). The amendment updates and adds language to ASU 2016-02. The amendments were adopted for the quarter ended March 31, 2020; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

The FASB issued ASU 2018-05, “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118.” These amendments add guidance to the FASB Accounting Standards Codification regarding the Tax Cuts and Jobs Act (Act). The amendments were adopted for the quarter ended March 31, 2018; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

Note 4 - Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of December 31, 2020 and December 31, 2019.

December 31, 2020

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2020
Cash Equivalents	$6,652,192	$-	$-	$6,652,192
Sugar Futures Contracts	1,407,703	-	-	1,407,703
Total	$8,059,895	$-	$-	$8,059,895

December 31, 2019

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2019
Cash Equivalents	$3,183,171	$-	$-	$3,183,171
Sugar Futures Contracts	347,429	-	-	347,429
Total	$3,530,600	$-	$-	$3,530,600

For the years ended December 31, 2020 and 2019, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 - Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the years ended December 31, 2020 and 2019, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of December 31, 2020 and 2019.

Offsetting of Financial Assets and Derivative Assets as of December 31, 2020

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Sugar futures contracts	$1,407,703	$-	$1,407,703	$-	$475,661	$932,042

Offsetting of Financial Assets and Derivative Assets as of December 31, 2019

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Sugar futures contracts	$347,429	$-	$347,429	$-	$237,908	$109,521

The following is a summary of realized and net change in unrealized gains (losses) of the derivative instruments utilized by the Fund:

Year ended December 31, 2020

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Sugar futures contracts	$(656,937)	$1,060,274

Year ended December 31, 2019

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Sugar futures contracts	$113,747	$161,106

Year ended December 31, 2018

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Sugar futures contracts	$(2,314,984)	$69,137

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $10.4 million in 2020, $10.4 million in 2019, and $12.3 million in 2018.

Note 6 - Financial Highlights

The following table presents per share performance data and other supplemental financial data for the years ended December 31, 2020, 2019 and 2018. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Year ended	Year ended	Year ended
	December 31, 2020	December 31, 2019	December 31, 2018
Per Share Operation Performance
Net asset value at beginning of period	$7.04	$7.07	$9.79
Income (loss) from investment operations:
Investment income	0.04	0.16	0.15
Net realized and unrealized (loss) gain on commodity futures contracts	(0.20)	0.06	(2.60)
Total expenses, net	(0.16)	(0.25)	(0.27)
Net decrease in net asset value	(0.32)	(0.03)	(2.72)
Net asset value at end of period	$6.72	$7.04	$7.07
Total Return	(4.51)%	(0.45)%	(27.78)%
Ratios to Average Net Assets (Annualized)
Total expenses	4.67%	5.22%	5.80%
Total expenses, net	2.64%	3.56%	3.60%
Net investment loss	(1.98)%	(1.23)%	(1.56)%

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

Note 8 - Subsequent Events

Management has evaluated the financial statements for the year-ended December 31, 2020 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than those noted below:

The total net assets of the Fund increased by $3,070,626, or 24% for the period December 31, 2020 to March 15, 2021. This was driven by an increase in the NAV per Share of 11% and the Shares Outstanding by 12%.

GRANT THORNTON LLP 757 Third Ave., 9th Floor New York, NY 10017-2013 D +1 212 599 0100 F +1 212 370 4520

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor and Shareholders of

Teucrium Wheat Fund

Opinion on the financial statements

We have audited the accompanying statements of assets and liabilities, including the schedules of investments, of Teucrium Wheat Fund (the “Fund”), as of December 31, 2020 and 2019, the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on the Fund’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

 /s/ GRANT THORNTON LLP

We have served as the Trust’s auditor since 2014.

New York, New York

 March 16, 2021

GT.COM	Grant Thornton LLP is the U.S. member firm of Grant Thornton International Ltd (GTIL). GTIL and each of its member firms are separate legal entities and are not a worldwide partnership.

TEUCRIUM WHEAT FUND

STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2020	December 31, 2019

Assets
Cash and cash equivalents	$68,946,725	$51,467,643
Interest receivable	3,257	71
Other assets	-	4,209
Capital shares receivable	307,830	-
Equity in trading accounts:
Commodity futures contracts	5,738,162	5,068,476
Total assets	74,995,974	56,540,399

Liabilities
Payable for shares redeemed	2,462,640	-
Management fee payable to Sponsor	60,902	42,917
Other liabilities	24,751	2,876
Equity in trading accounts:
Due to broker	2,571,103	4,258,410
Total liabilities	5,119,396	4,304,203

Net assets	$69,876,578	$52,236,196

Shares outstanding	11,350,004	8,950,004

Shares available	37,650,000	43,000,000

Net asset value per share	$6.16	$5.84

Market value per share	$6.19	$5.85

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

SCHEDULE OF INVESTMENTS

December 31, 2020

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X (cost $16,214,175)	$16,214,175	23.20%	16,214,175
Blackrock Liquidity FedFund - Institutional Class (cost $13,227)	13,227	0.02	13,227
Total money market funds (cost: $16,227,402)	$16,227,402	23.22%

			Principal Amount
Commercial Paper
Energy Transfer Operating, L.P. 0.421% (cost: $2,498,863 due 01/29/2021)	$2,499,183	3.58%	2,500,000
Energy Transfer Operating, L.P. 0.501% (cost: $2,498,889 due 01/29/2021)	2,499,028	3.57	2,500,000
General Motors Financial Company, Inc. 0.400% (cost: $2,497,945 due 01/04/2021)	2,499,917	3.58	2,500,000
General Motors Financial Company, Inc. 0.411% (cost: $2,498,178 due 01/08/2021)	2,499,801	3.58	2,500,000
Harley-Davidson Financial Services, Inc. 0.250% (cost: $2,498,437 due 01/11/2021)	2,499,826	3.58	2,500,000
Hyundai Capital America, Inc. 0.170% (cost: $2,499,245 due 02/03/2021)	2,499,611	3.58	2,500,000
Jabil Inc. 0.430% (cost: $2,498,627 due 01/29/2021)	2,499,164	3.58	2,500,000
Jabil Inc. 0.501% (cost: $2,497,153 due 02/24/2021)	2,498,125	3.57	2,500,000
Marathon Petroleum Corporation 0.350% (cost: $4,997,375 due 02/01/2021)	4,998,493	7.15	5,000,000
Marathon Petroleum Corporation 0.381% (cost: $4,996,147 due 02/26/2021)	4,997,044	7.15	5,000,000
WGL Holdings, Inc. 0.200% (cost: $2,499,417 due 01/27/2021)	2,499,639	3.58	2,500,000
Walgreens Boots Alliance, Inc. 0.246% (cost: $2,498,857 due 03/05/2021)	2,498,926	3.58	2,500,000
Total Commercial Paper (cost: $34,979,133)	34,988,757	50.08
Total Cash Equivalents	$51,216,159	73.30%

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures MAY21 (765 contracts)	$2,297,658	3.29%	$24,460,875
CBOT wheat futures JUL21 (668 contracts)	687,506	0.98	20,983,550
CBOT wheat futures DEC21 (767 contracts)	2,752,998	3.94	24,419,363
Total commodity futures contracts	$5,738,162	8.21%	$69,863,788

TEUCRIUM WHEAT FUND

SCHEDULE OF INVESTMENTS

December 31, 2019

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio 1.50% (cost $119)	$119	0.00%	119

			Principal Amount
U.S. Treasury Obligations
U.S. Treasury Bills 1.53% (cost: $1,948,259 due 01/30/2020) (a)(b)	$1,948,728	3.73%	1,951,000

Commercial Paper
CNH Industrial Capital LLC 1.86% (cost: $2,493,962 due 01/06/2020)	$2,499,358	4.79%	2,500,000
Energy Transfer Operating, L.P. 1.99% (cost: $2,493,813 due 01/31/2020)	2,495,875	4.78	2,500,000
FMC Technologies, Inc. 1.93% (cost: $4,976,266 due 02/04/2020)	4,990,933	9.56	5,000,000
General Motors Financial Company, Inc. 2.15% (cost: $2,487,131 due 01/06/2020)	2,499,261	4.78	2,500,000
General Motors Financial Company, Inc. 2.16% (cost: $4,973,547 due 01/15/2020)	4,995,839	9.56	5,000,000
Royal Caribbean Cruises Ltd. 2.12% (cost: $2,487,750 due 01/09/2020)	2,498,833	4.78	2,500,000
Total Commercial Paper (cost: $19,912,469)	19,980,099	38.25%
Total Cash Equivalents	$21,928,946	41.98%

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

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF OPERATIONS

	Year ended	Year ended	Year ended
	December 31, 2020	December 31, 2019	December 31, 2018
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$5,461,905	$(9,623,635)	$2,502,112
Net change in unrealized appreciation (depreciation) on commodity futures contracts	669,686	9,053,876	(1,389,350)
Interest income	416,399	1,319,942	1,343,227
Total income	6,547,990	750,183	2,455,989

Expenses
Management fees	554,982	534,850	648,593
Professional fees	287,573	349,582	575,124
Distribution and marketing fees	631,478	735,336	1,094,984
Custodian fees and expenses	84,306	96,947	125,550
Business permits and licenses fees	26,198	32,473	20,759
General and administrative expenses	71,671	72,435	103,842
Brokerage commissions	-	14,841	63,679
Other expenses	-	8,164	42,950
Total expenses	1,656,208	1,844,628	2,675,481

Expenses waived by the Sponsor	(81,190)	(2,500)	(234,736)

Total expenses, net	1,575,018	1,842,128	2,440,745

Net income (loss)	$4,972,972	$(1,091,945)	$15,244

Net income (loss) per share	$0.32	$(0.11)	$(0.04)
Net income (loss) per weighted average share	$0.50	$(0.11)	$0.00
Weighted average shares outstanding	9,949,731	9,768,840	10,111,031

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF CHANGES IN NET ASSETS

	Year ended	Year ended	Year ended
	December 31, 2020	December 31, 2019	December 31, 2018
Operations
Net income (loss)	$4,972,972	$(1,091,945)	$15,244
Capital transactions
Issuance of Shares	29,814,205	11,940,413	12,997,590
Redemption of Shares	(17,146,795)	(13,762,145)	(19,278,980)
Total capital transactions	12,667,410	(1,821,732)	(6,281,390)
Net change in net assets	17,640,382	(2,913,677)	(6,266,146)

Net assets, beginning of period	$52,236,196	$55,149,873	$61,416,019

Net assets, end of period	$69,876,578	$52,236,196	$55,149,873

Net asset value per share at beginning of period	$5.84	$5.95	$5.99

Net asset value per share at end of period	$6.16	$5.84	$5.95

Creation of Shares	5,350,000	2,175,000	2,000,000
Redemption of Shares	2,950,000	2,500,000	2,975,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF CASH FLOWS

	Year ended	Year ended	Year ended
	December 31, 2020	December 31, 2019	December 31, 2018
Cash flows from operating activities:
Net income (loss)	$4,972,972	$(1,091,945)	$15,244
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on commodity futures contracts	(669,686)	(9,053,876)	1,389,350
Changes in operating assets and liabilities:
Due from broker	-	5,867,925	(701,671)
Interest receivable	(3,186)	(64)	104
Other assets	4,209	9,245	(11,593)
Due to broker	(1,687,307)	4,258,410	-
Management fee payable to Sponsor	17,985	(5,633)	(3,424)
Payable for purchases of commercial paper	-	(9,969,591)	9,969,591
Other liabilities	21,875	(25,543)	(7,995)
Net cash provided by (used in) operating activities	2,656,862	(10,011,072)	10,649,606

Cash flows from financing activities:
Proceeds from sale of Shares	29,506,375	11,940,413	12,997,590
Redemption of Shares	(14,684,155)	(13,762,145)	(19,278,980)
Net cash provided by (used in) financing activities	14,822,220	(1,821,732)	(6,281,390)

Net change in cash and cash equivalents	17,479,082	(11,832,804)	4,368,216
Cash and cash equivalents, beginning of period	51,467,643	63,300,447	58,932,231
Cash and cash equivalents, end of period	$68,946,725	$51,467,643	$63,300,447

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

December 31, 2020

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

On June 13, 2011, the Fund’s initial registration of 10,000,000 shares on Form S-1 was declared effective by the SEC. On September 19, 2011, the Fund listed its shares on the NYSE Arca under the ticker symbol “WEAT.” On the business day prior to that, the Fund issued 100,000 shares in exchange for $2,500,000 at the Fund’s initial NAV of $25 per share. The Fund also commenced investment operations on September 19, 2011 by purchasing commodity futures contracts traded on the CBOT. On December 31, 2010, the Fund had four shares outstanding, which were owned by the Sponsor. The current registration statement for WEAT was declared effective on April 29, 2019. This registration statement for WEAT registered an additional 30,000,000 shares.

Subject to the terms of the Trust Agreement, Teucrium Trading, LLC, in its capacity as the Sponsor, may terminate a Fund at any time, regardless of whether the Fund has incurred losses, including, for instance, if it determines that the Fund’s aggregate net assets in relation to its operating expenses make the continued operation of the Fund unreasonable or imprudent. However, no level of losses will require the Sponsor to terminate a Fund.

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

For custody services, the Funds will pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to Global Fund Services 0.05% of average gross assets on the first $500 million, 0.04% on the next $500 million, 0.03% on the next $2 billion, and 0.02% on the balance over $3 billion annually. A combined minimum annual fee of up to $47,000 for custody, transfer agency, accounting and administrative services is assessed per Fund. These services are recorded in custodian fees and expenses on the statements of operations. A summary of these expenses is included below.

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

ED&F Man Capital Markets, Inc. (“ED&F Man”) serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. ED&F Man is registered as a FCM with the U.S. CFTC and is a member of the NFA. ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA. ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar and Wheat Futures Contracts ED&F Man is paid $9.00 per round turn. Prior to August 21, 2019, these expenses were recorded in brokerage commissions on the statements of operations. Beginning on August 21, 2019, these expenses were recognized on a per-trade basis. The half-turn is recognized as an unrealized loss on the statements of operations for contracts that have been purchased since the change in recognition, and a full turn is recognized as a realized loss on the statements of operations when a contract is sold. A summary of these expenses can be found below under the heading, Brokerage Commissions.

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

The Sponsor employs Thales Capital Partners LLC (“TCP”) for distribution and solicitation-related services. TCP is registered as a Broker-Dealer with the SEC and a member of Financial Industry Regulatory Authority (FINRA) and SIPC. TCP receives an annual fee of $90,000 and an additional 0.0015% of average daily net assets in referred accounts for distribution and solicitation-related services. This additional fee is determined by an agreed upon level of assets at the time of signing the contract. These services are recorded in distribution and marketing fees on the statements of operations. A summary of these expenses is included below:

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Amount Recognized for Custody Services	$84,306	$96,947	$125,550
Amount of Custody Services Waived	$5,939	$-	$31,513

Amount Recognized for Distribution Services	$39,577	$44,421	$62,031
Amount of Distribution Services Waived	$9,177	$-	$9,354

Amount Recognized for Wilmington Trust	$565	$837	$967
Amount of Wilmington Trust Waived	$565	$-	$-

Amount Recognized for TCP	$24,841	$-	$-
Amount of TCP Waived	$8,462	$-	$-

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as detailed in the Financial Accounting Standards Board’s Accounting Standards Codification.

Revenue Recognition

Commodity futures contracts are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized appreciation or depreciation on commodity futures contracts are reflected in the statements of assets and liabilities as the difference between the original contract amount and the fair market value as of the last business day of the year or as of the last date of the financial statements. Changes in the appreciation or depreciation between periods are reflected in the statements of operations. The Fund seeks to earn interest on its assets denominated in U.S. dollars on deposit with the Futures Commission Merchant. In addition, the Fund earns interest on funds held at the custodian and at other financial institutions at prevailing market rates for such investments.

The Sponsor invests a portion of cash in commercial paper, which is deemed a cash equivalent based on the rating and duration of contracts as described in the notes to the financial statements and reflected in cash and cash equivalents on the statements of assets and liabilities and in cash and cash equivalents on the statements of cash flows. Accretion on these investments is recognized using the effective interest method in U.S. dollars and included in interest income on the statements of operations.

The Sponsor invests a portion of the cash held by the broker in short term Treasury Bills as collateral for open futures contracts. Accretion on these investments is recognized using the effective interest method in U.S. dollars and included in interest income on the statements of operations.

The Sponsor adopted ASC 606, Revenue from Contracts With Customers, for the year ended December 31, 2018. The adoption did not have a material impact on the financial statements of the Trust or the Fund.

Brokerage Commissions

Beginning on August 21, 2019, the Sponsor began recognizing the expense for brokerage commissions for futures contract trades on a per-trade basis. Prior to the change, brokerage commissions on all open commodity futures contracts were accrued on the trade date and on a full-turn basis. The below table shows the amounts included on the statements of operations as brokerage commissions paid in 2018 and total brokerage commissions paid inclusive of unrealized loss as of December 31, 2019 and 2020.

	Year ending December 31, 2020	Year ending December 31, 2019	Year ending December 31, 2018
Total Brokerage Commissions Recognized	$40,741	$41,004	$63,678

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2018 to 2020, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of and for the years ended December 31, 2020, 2019, and 2018. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the years ended December 31, 2020, 2019 and 2018.

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

The Fund receives or pays the proceeds from shares sold or redeemed within three business days after the trade date of the purchase or redemption. The amounts due from Authorized Purchasers are reflected in the Fund’s statements of assets and liabilities as capital shares receivable sold. Amounts payable to Authorized Purchasers upon redemption are reflected in the Fund’s statements of assets and liabilities as payable for shares redeemed.

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

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with original maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short-term maturities. Each Fund that is a series of the Trust has the balance of its cash equivalents on deposit with financial institutions. The Trust holds a balance in money market funds that is included in cash and cash equivalents on the statements of assets and liabilities. The Sponsor invests a portion of the available cash for the Funds in alternative demand deposit savings accounts, which are classified as cash and not as cash equivalents. Assets deposited with the bank may, at times, exceed federally insured limits. The Sponsor invests a portion of the available cash for the Funds in investment grade commercial paper with durations of 90 days or less, which is classified as a cash equivalent and is not FDIC insured. The Sponsor invests a portion of the cash held by the FCM in short term Treasury Bills as collateral for open futures contracts, which is classified as a cash equivalent and is not FDIC insured.

	As of December 31, 2020	As of December 31, 2019	As of December 31, 2018
Money Market Funds	$16,227,402	$119	$100
Demand Deposit Savings Accounts	17,730,566	29,538,697	25,877,514
Commercial Paper	34,988,757	19,980,099	37,422,833
Treasury Bills	-	1,948,728	-
Total cash and cash equivalents as presented on the Statement of Assets and Liabilities	$68,946,725	$51,467,643	$63,300,447

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

In determining the value of Wheat Futures Contracts, the administrator uses the CBOT closing price. The administrator determines the value of all other Fund investments as of the earlier of the close of the NYSE or 4:00 p.m. (EST). The value of over the counter wheat interests is determined based on the value of the commodity or futures contract underlying such wheat interest, except that a fair value may be determined if the Sponsor believes that the Fund is subject to significant credit risk relating to the counterparty to such wheat interest. For purposes of financial statements and reports, the Sponsor will recalculate the NAV where necessary to reflect the “fair value” of a Futures Contract when the Futures Contract closes at its price fluctuation limit for the day. Treasury securities held by the Fund are valued by the administrator using values received from recognized third-party vendors and dealer quotes. NAV includes any unrealized profit or loss on open wheat interests and any other income or expense accruing to the Fund but unpaid or not received by the Fund.

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

These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Fund. Such expenses are primarily recorded as distribution and marketing fees on the statements of operations. All asset-based fees and expenses for the Funds are calculated on the prior day’s net assets.

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Recognized Related Party Transactions	$503,823	$557,131	$966,288
Waived Related Party Transactions	$27,789	$2,500	$99,345

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

WEAT
Year Ended December 31, 2020	$81,190
Year Ended December 31, 2019	$2,500
Year Ended December 31, 2018	$234,736

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

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Fund’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Fund uses prices and inputs that are current as of the measurement date, including periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many financial instruments. This condition could cause a financial instrument to be reclassified to a lower level within the fair value hierarchy. When such a situation exists on a quarter close, the Sponsor will calculate the NAV on a particular day using the Level 1 valuation but will later recalculate the NAV for the impacted Fund based upon the valuation inputs from these alternative verifiable sources (Level 2 or Level 3) and will report such NAV in its applicable financial statements and reports.

The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the years being reported.

On December 31, 2020 and 2019, in the opinion of the Trust and the Fund, the reported value of the Wheat Futures Contracts traded on the CBOT fairly reflected the value of the Wheat Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the years being reported.

For the quarter ending June 30, 2020, the DEC21 Wheat Futures Contracts traded on the CBOT did not, in the opinion of the Trust and WEAT, trade in an actively traded futures market as defined in the policy of the Trust and WEAT for the entire period during which they were held. Accordingly, the Trust and WEAT classified these as Level 2 assets. The DEC21 Wheat Contracts were, in the opinion of the Trust and WEAT, fairly valued at settlement on June 30, 2020. The value of these contracts was $553,160, these transferred back to a Level 1 asset for the quarter ending September 30, 2020.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-10: “Codification Improvements.” The amendment improves the disclosure guidance in appropriate Disclosure Sections, without resulting in changes to current GAAP. The amendment is effective for annual periods beginning after December 15, 2020. The Sponsor is evaluating the impacts, but the amendment is not expected to have a material impact on the financial statements of the Trust or the Fund.

The FASB issued Accounting Standards Update (“ASU”) 2020-02: “Financial Instruments Credit Losses (Topic 326) and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842). The amendment updates and adds language to ASU 2016-02. The amendments were adopted for the quarter ended March 31, 2020; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

The FASB issued ASU 2018-05, “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118.” These amendments add guidance to the FASB Accounting Standards Codification regarding the Tax Cuts and Jobs Act (Act). The amendments were adopted for the quarter ended March 31, 2018; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

Note 4 - Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of December 31, 2020 and December 31, 2019:

December 31, 2020

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2020
Cash Equivalents	$51,216,159	$-	$-	$51,216,159
Wheat Futures contracts	5,738,162	-	-	5,738,162
Total	$56,954,321	$-	$-	$56,954,321

December 31, 2019

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2019
Cash Equivalents	$21,928,946	$-	$-	$21,928,946
Wheat Futures contracts	5,068,476	-	-	5,068,476
Total	$26,997,422	$-	$-	$26,997,422

For the years ended December 31, 2020 and 2019, the Funds did not have any significant transfers between any of the levels of the fair value hierarchy, except for the DEC 21 CBOT Wheat contracts held by WEAT, which were reflected as a Level 2 investment for the period ended June 30, 2020 due to the quarterly average daily volume for the contract. These transferred back to a Level 1 asset for the quarter ending September 30, 2020.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 - Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the years ended December 31, 2020 and 2019, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of December 31, 2020 and 2019.

Offsetting of Financial Assets and Derivative Assets as of December 31, 2020

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Wheat futures contracts	$5,738,162	$-	$5,738,162	$-	$2,571,103	$3,167,059

Offsetting of Financial Assets and Derivative Assets as of December 31, 2019

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Wheat futures contracts	$5,068,476	$-	$5,068,476	$-	$4,258,410	$810,066

The following is a summary of realized and net change in unrealized gains (losses) of the derivative instruments utilized by the Fund:

Year ended December 31, 2020

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Wheat futures contracts	$5,461,905	$669,686

Year ended December 31, 2019

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Wheat futures contracts	$(9,623,635)	$9,053,876

Year ended December 31, 2018

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Wheat futures contracts	$2,502,112	$(1,389,350)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $56.6 million in 2020, $53.1 million in 2019, and $65.0 million in 2018.

Note 6 - Financial Highlights

The following table presents per share performance data and other supplemental financial data for the years ended December 31, 2020, 2019 and 2018. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Year ended	Year ended	Year ended
	December 31, 2020	December 31, 2019	December 31, 2018
Per Share Operation Performance
Net asset value at beginning of period	$5.84	$5.95	$5.99
Income (loss) from investment operations:
Investment income	0.04	0.14	0.13
Net realized and unrealized gain (loss) on commodity futures contracts	0.44	(0.06)	0.07
Total expenses, net	(0.16)	(0.19)	(0.24)
Net increase (decrease) in net asset value	0.32	(0.11)	(0.04)
Net asset value at end of period	$6.16	$5.84	$5.95
Total Return	5.48%	(1.84)%	(0.67)%
Ratios to Average Net Assets (Annualized)
Total expenses	2.98%	3.45%	4.13%
Total expenses, net	2.84%	3.44%	3.76%
Net investment loss	(2.09)%	(0.97)%	(1.69)%

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

Note 8 - Subsequent Events

Management has evaluated the financial statements for the year-ended December 31, 2020 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than those noted below:

The total net assets of the Fund increased by $15,294,533, or 22% for the period December 31, 2020 to March 15, 2021. This was driven by an increase in the NAV per Share by 0.4% and the Shares Outstanding by 21%.

GRANT THORNTON LLP 757 Third Ave., 9th Floor New York, NY 10017-2013 D +1 212 599 0100 F +1 212 370 4520

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor and Shareholders of

Teucrium Agricultural Fund

Opinion on the financial statements

We have audited the accompanying statements of assets and liabilities, including the schedules of investments, of Teucrium Agricultural Fund (the “Fund”), as of December 31, 2020 and 2019, the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on the Fund’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Fund’s auditor since 2014.

New York, New York

March 16, 2021

GT.COM	Grant Thornton LLP is the U.S. member firm of Grant Thornton International Ltd (GTIL). GTIL and each of its member firms are separate legal entities and are not a worldwide partnership.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2020	December 31, 2019

Assets
Cash equivalents	$2,786	2,633
Interest receivable	-	3
Other assets	1	-
Equity in trading accounts:
Investments in securities, at fair value (cost $1,586,899 and $1,908,649 as of December 31, 2020 and December 31, 2019, respectively)	1,582,262	1,476,880
Total assets	1,585,049	1,479,516

Liabilities
Other liabilities	661	736

Net assets	$1,584,388	$1,478,780

Shares outstanding	75,002	75,002

Shares authorized	4,612,500	4,625,000

Net asset value per share	$21.12	$19.72

Market value per share	$21.21	$19.60

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

SCHEDULE OF INVESTMENTS

December 31, 2020

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Exchange-traded funds
Teucrium Corn Fund	$401,787	25.36%	25,858
Teucrium Soybean Fund	401,177	25.32	20,581
Teucrium Sugar Fund	383,816	24.23	57,124
Teucrium Wheat Fund	395,482	24.96	64,237
Total exchange-traded funds (cost: $1,586,899)	$1,582,262	99.87%

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X (cost: $2,786)	$2,786	0.18%	2,786

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

SCHEDULE OF INVESTMENTS

December 31, 2019

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Exchange-traded funds
Teucrium Corn Fund	$360,286	24.36%	24,308
Teucrium Soybean Fund	371,397	25.11	23,431
Teucrium Sugar Fund	373,786	25.28	53,124
Teucrium Wheat Fund	371,411	25.12	63,637
Total exchange-traded funds (cost: $1,908,649)	$1,476,880	99.87%

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio (cost $2,633)	$2,633	0.18%	2,633

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF OPERATIONS

	Year ended	Year ended	Year ended
	December 31, 2020	December 31, 2019	December 31, 2018
Income
Realized and unrealized gain (loss) on trading of securities:
Realized loss on securities	$(345,117)	$(109,378)	$(341,548)
Net change in unrealized appreciation on securities	427,132	66,117	156,615
Interest income	11	63	51
Total income (loss)	82,026	(43,198)	(184,882)

Expenses
Professional fees	11,372	10,380	16,709
Distribution and marketing fees	13,599	17,185	21,061
Custodian fees and expenses	1,874	2,159	2,554
Business permits and licenses fees	14,138	12,030	12,238
General and administrative expenses	1,403	1,491	2,074
Other expenses	10	54	834
Total expenses	42,396	43,299	55,470

Expenses waived by the Sponsor	(39,833)	(40,517)	(48,366)

Total expenses, net	2,563	2,782	7,104

Net income (loss)	$79,463	$(45,980)	$(191,986)

Net income (loss) per share	$1.40	$(0.61)	$(2.42)
Net income (loss) per weighted average share	$1.12	$(0.61)	$(2.82)
Weighted average shares outstanding	70,733	75,002	68,153

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF CHANGES IN NET ASSETS

	Year ended	Year ended	Year ended
	December 31, 2020	December 31, 2019	December 31, 2018
Operations
Net income (loss)	$79,463	$(45,980)	$(191,986)
Capital transactions
Issuance of Shares	235,946	-	579,107
Redemption of Shares	(209,801)	-	-
Total capital transactions	26,145	-	579,107
Net change in net assets	105,608	(45,980)	387,121

Net assets, beginning of period	$1,478,780	$1,524,760	$1,137,639

Net assets, end of period	$1,584,388	$1,478,780	$1,524,760

Net asset value per share at beginning of period	$19.72	$20.33	$22.75

Net asset value per share at end of period	$21.12	$19.72	$20.33

Creation of Shares	12,500	-	25,000
Redemption of Shares	12,500	-	-

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF CASH FLOWS

	Year ended	Year ended	Year ended
	December 31, 2020	December 31, 2019	December 31, 2018
Cash flows from operating activities:
Net income (loss)	$79,463	$(45,980)	$(191,986)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net change in unrealized appreciation on securities	(427,132)	(66,117)	(156,615)
Changes in operating assets and liabilities:
Net sale of investments in securities	321,750	112,523	(230,551)
Interest receivable	3	2	(3)
Other assets	(1)	-	-
Other liabilities	(75)	(657)	436
Net cash used in operating activities	(25,992)	(229)	(578,719)

Cash flows from financing activities:
Proceeds from sale of Shares	235,946	-	579,107
Redemption of Shares	(209,801)	-	-
Net cash provided by financing activities	26,145	-	579,107

Net change in cash equivalents	153	(229)	388
Cash equivalents, beginning of period	2,633	2,862	2,474
Cash equivalents, end of period	$2,786	$2,633	$2,862

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

December 31, 2020

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

While the Fund expects to maintain substantially all of its assets in shares of the Underlying Funds at all times, the Fund may hold some residual amount of assets in obligations of the United States government (“Treasury Securities”) or cash equivalents, and/or merely hold such assets in cash (generally in interest-bearing accounts). The Underlying Funds invest in Commodity Interests to the fullest extent possible without being leveraged or unable to satisfy their expected current or potential margin or collateral obligations with respect to their investments in Commodity Interests. After fulfilling such margin and collateral requirements, the Underlying Funds will invest the remainder of the proceeds from the sale of baskets in Treasury Securities or cash equivalents, and/or merely hold such assets in cash. Therefore, the focus of the Sponsor in managing the Underlying Funds is investing in Commodity Interests, in Treasury Securities, and cash and cash equivalents. The Fund and Underlying Funds will seek to earn interest income from the Treasury Securities and cash equivalents that it purchases and on the cash it holds through the Fund’s custodian and other financial institutions.

Subject to the terms of the Trust Agreement, Teucrium Trading, LLC, in its capacity as the Sponsor, may terminate a Fund at any time, regardless of whether the Fund has incurred losses, including, for instance, if it determines that the Fund’s aggregate net assets in relation to its operating expenses make the continued operation of the Fund unreasonable or imprudent. However, no level of losses will require the Sponsor to terminate a Fund.

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

For custody services, the Funds will pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to Global Fund Services 0.05% of average gross assets on the first $500 million, 0.04% on the next $500 million, 0.03% on the next $2 billion, and 0.02% on the balance over $3 billion annually. A combined minimum annual fee of up to $47,000 for custody, transfer agency, accounting and administrative services is assessed per Fund. These services are recorded in custodian fees and expenses on the statements of operations. A summary of these expenses is included below.

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

The Sponsor employs Thales Capital Partners LLC (“TCP”) for distribution and solicitation-related services. TCP is registered as a Broker-Dealer with the SEC and a member of Financial Industry Regulatory Authority (FINRA) and SIPC. TCP receives an annual fee of $90,000 and an additional 0.0015% of average daily net assets in referred accounts for distribution and solicitation-related services. This additional fee is determined by an agreed upon level of assets at the time of signing the contract. These services are recorded in distribution and marketing fees on the statements of operations. A summary of these expenses is included below:

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Amount Recognized for Custody Services	$1,874	$2,159	$2,554
Amount of Custody Services Waived	$1,702	$2,159	$2,425

Amount Recognized for Distribution Services	$851	$1,045	$1,207
Amount of Distribution Services Waived	$790	$879	$1,130

Amount Recognized for Wilmington Trust	$11	$18	$24
Amount of Wilmington Trust Waived	$-	$18	$24

Amount Recognized for TCP	$533	$301	$-
Amount of TCP Waived	$365	$261	$-

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2018 to 2020, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of and for the years ended December 31, 2020, 2019, and 2018. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the years ended December 31, 2020, 2019 and 2018.

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

The Fund will receive the proceeds from shares sold or will pay for redeemed shares within three business days after the trade date of the purchase or redemption, respectively. The amounts due from Authorized Purchasers will be reflected in the Fund’s statements of assets and liabilities as capital shares receivable. Amounts payable to Authorized Purchasers upon redemption will be reflected in the Fund’s statements of assets and liabilities as payable for shares redeemed.

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

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with original maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short-term maturities. The Fund has these balances of its cash equivalents on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits. TAGS had a balance of $2,786 and $2,633 in money market funds at December 31, 2020 and December 31, 2019, respectively; these balances are included in cash equivalents on the statements of assets and liabilities.

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

These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Fund. Such expenses are primarily recorded as distribution and marketing fees on the statements of operations. All asset-based fees and expenses for the Funds are calculated on the prior day’s net assets.

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Recognized Related Party Transactions	$10,906	$13,711	$18,186
Waived Related Party Transactions	$9,518	$11,641	$13,526

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

TAGS
Year Ended December 31, 2020	$39,833
Year Ended December 31, 2019	$40,517
Year Ended December 31, 2018	$48,366

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-10: “Codification Improvements.” The amendment improves the disclosure guidance in appropriate Disclosure Sections, without resulting in changes to current GAAP. The amendment is effective for annual periods beginning after December 15, 2020. The Sponsor is evaluating the impacts, but the amendment is not expected to have a material impact on the financial statements of the Trust or the Fund.

The FASB issued Accounting Standards Update (“ASU”) 2020-02: “Financial Instruments Credit Losses (Topic 326) and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842). The amendment updates and adds language to ASU 2016-02. The amendments were adopted for the quarter ended March 31, 2020; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

The FASB issued ASU 2018-05, “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118.” These amendments add guidance to the FASB Accounting Standards Codification regarding the Tax Cuts and Jobs Act (Act). The amendments were adopted for the quarter ended March 31, 2018; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Fund’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Fund uses prices and inputs that are current as of the measurement date, including periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many financial instruments. This condition could cause a financial instrument to be reclassified to a lower level within the fair value hierarchy. When such a situation exists on a quarter close, the Sponsor will calculate the Net Asset Value (“NAV”) on a particular day using the Level 1 valuation but will later recalculate the NAV for the impacted Fund based upon the valuation inputs from these alternative verifiable sources (Level 2 or Level 3) and will report such NAV in its applicable financial statements and reports.

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

Note 4 - Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of December 31, 2020 and December 31, 2019:

December 31, 2020

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2020
Exchange Traded Funds	$1,582,262	$-	$-	$1,582,262
Cash Equivalents	2,786	-	-	2,786
Total	$1,585,048	$-	$-	$1,585,048

December 31, 2019

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2019
Exchange Traded Funds	$1,476,880	$-	$-	$1,476,880
Cash Equivalents	2,633	-	-	2,633
Total	$1,479,513	$-	$-	$1,479,513

For the years ended December 31, 2020 and 2019, the Fund did not have any transfers between any of the level of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 - Financial Highlights

The following table presents per share performance data and other supplemental financial data for the years ended December 31, 2020, 2019 and 2018. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Year ended	Year ended	Year ended
	December 31, 2020	December 31, 2019	December 31, 2018
Per Share Operation Performance
Net asset value at beginning of period	$19.72	$20.33	$22.75
Income (loss) from investment operations:
Net realized and unrealized gain (loss) on investment transactions	1.44	(0.57)	(2.32)
Total expenses, net	(0.04)	(0.04)	(0.10)
Net decrease in net asset value	1.40	(0.61)	(2.42)
Net asset value at end of period	$21.12	$19.72	$20.33
Total Return	7.14%	(3.02)%	(10.64)%
Ratios to Average Net Assets (Annualized)
Total expenses	3.31%	2.96%	3.77%
Total expenses, net	0.20%	0.19%	0.48%
Net investment loss	(0.20)%	(0.19)%	(0.48)%

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

Note 7 - Subsequent Events

Management has evaluated the financial statements for the year-ended December 31, 2020 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than those noted below:

The total net assets of the Fund increased by $4,098,058, or 259% for the period December 31, 2020 to March 15, 2021. This was driven by an increase in the NAV per Share of 8% and the Shares Outstanding by 233%.

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

Date: March 16, 2021

99