Form 10-Q
period 2021-03-31
Teucrium Commodity Trust
filed 2021-05-10
CIK 1471824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2021.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________ .

Commission File Number: 001-34765

Teucrium Commodity Trust
(Exact name of registrant as specified in its charter)

Delaware	27-0724963
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Total Number of Outstanding Shares as of May 7, 2021
Teucrium Corn Fund	9,800,004
Teucrium Sugar Fund	2,350,004
Teucrium Soybean Fund	4,050,004
Teucrium Wheat Fund	13,150,004
Teucrium Agricultural Fund	337,502

TEUCRIUM COMMODITY TRUST

2

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Cash and cash equivalents	$317,770,373	$309,378,295
Interest receivable	17,873	16,982
Other assets	25	38
Capital shares receivable	-	307,830
Equity in trading accounts:
Commodity futures contracts	30,888,751	42,424,697
Due from broker	8,804,038	-
Total equity in trading accounts	39,692,789	42,424,697
Total assets	$357,481,060	$352,127,842

Liabilities
Management fee payable to Sponsor	$310,904	$264,709
Payable for purchases of commercial paper	-	9,995,298
Other liabilities	137,153	71,568
Payable for Shares redeemed	-	4,404,915
Equity in trading accounts:
Commodity futures contracts	1,529,352	-
Due to broker	147,865	27,278,158
Total equity in trading accounts	1,677,217	27,278,158
Total liabilities	$2,125,274	$42,014,648

Net Assets	$355,355,786	$310,113,194

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED SCHEDULE OF INVESTMENTS

March 31, 2021

(Unaudited)

Description: Assets	Fair Value	Percentage of Net Assets	Shares

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X (cost: $41,918,192)	$41,918,192	11.80%	41,918,192
Goldman Sachs Financial Square Government Fund (cost: $34,086)	34,086	0.01	34,086
Total money market funds (cost: $41,952,278)	$41,952,278	11.81%

			Principal Amount
Commercial Paper
CNPC Finance (HK) Limited 0.180% (cost: $4,999,476 due: 04/12/2021)	$4,999,726	1.41%	5,000,000
CNPC Finance (HK) Limited 0.180% (cost: $4,998,775 due: 05/14/2021)	4,998,926	1.41	5,000,000
Conagra Brands, Inc. 0.208% (cost: $12,495,807 due: 05/14/2021)	12,496,892	3.52	12,500,000
Enable Midstream Partners, LP 0.308% (cost: $17,486,525 due: 05/11/2021)	17,494,010	4.92	17,500,000
Enable Midstream Partners, LP 0.300% (cost: $2,498,417 due: 05/19/2021)	2,499,000	0.70	2,500,000
FMC Corporation 0.200% (cost: $2,499,431 due: 04/29/2021)	2,499,611	0.70	2,500,000
General Motors Financial Company, Inc. 0.240% (cost: $7,496,451 due: 04/08/2021)	7,499,650	2.11	7,500,000
General Motors Financial Company, Inc. 0.180% (cost: $4,998,875 due: 04/12/2021)	4,999,726	1.41	5,000,000
General Motors Financial Company, Inc. 0.200% (cost: $4,998,250 due: 04/30/2021)	4,999,195	1.41	5,000,000
General Motors Financial Company, Inc. 0.170% (cost: $2,499,622 due: 04/06/2021)	2,499,941	0.70	2,500,000
Glencore Funding LLC 0.193% (cost: $9,995,652 due: 04/12/2021)	9,999,409	2.81	10,000,000
Glencore Funding LLC 0.170% (cost: $9,997,216 due: 04/08/2021)	9,999,669	2.81	10,000,000
Harley-Davidson Financial Services, Inc. 0.220% (cost: $2,498,671 due: 04/05/2021)	2,499,939	0.70	2,500,000
Harley-Davidson Financial Services, Inc. 0.246% (cost: $17,494,499 due: 05/04/2021)	17,496,055	4.92	17,500,000
Humana Inc. 0.185% (cost: $14,996,236 due: 04/28/2021)	14,997,925	4.22	15,000,000
Jabil Inc. 0.461% (cost: $4,994,442 due: 05/28/2021)	4,996,358	1.41	5,000,000
Jabil Inc. 0.451% (cost: $4,995,250 due: 05/17/2021)	4,997,124	1.41	5,000,000
Jabil Inc. 0.441% (cost: $4,996,211 due: 05/03/2021)	4,998,044	1.41	5,000,000
Jabil Inc. 0.431% (cost: $4,996,477 due: 04/30/2021)	4,998,268	1.41	5,000,000
Marathon Petroleum Corporation 0.260% (cost: $12,497,473 due: 04/28/2021)	12,497,563	3.52	12,500,000
Marathon Petroleum Corporation 0.260% (cost: $7,497,997 due: 05/07/2021)	7,498,051	2.11	7,500,000
WGL Holdings, Inc. 0.160% (cost: $4,998,779 due: 04/08/2021)	4,999,845	1.41	5,000,000
Total Commercial Paper (total cost: $164,930,532)	$164,964,927	46.43%
Total Cash Equivalents	$206,917,205	58.24%

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States corn futures contracts
CBOT corn futures JUL21 (2,103 contracts)	$9,937,373	2.80%	$58,805,138
CBOT corn futures SEP21 (1,996 contracts)	1,076,055	0.30	50,548,700
CBOT corn futures DEC21 (2,418 contracts)	10,462,907	2.94	58,817,850

United States soybean futures contracts
CBOT soybean futures JUL21 (444 contracts)	882,052	0.25	31,734,900
CBOT soybean futures NOV21 (438 contracts)	5,344,117	1.50	27,752,775
CBOT soybean futures NOV22 (551 contracts)	173,545	0.05	31,744,488

United States sugar futures contracts
ICE sugar futures JUL21 (323 contracts)	416,153	0.12	5,343,195
ICE sugar futures MAR22 (318 contracts)	745,576	0.21	5,356,647

United States wheat futures contracts
CBOT wheat futures DEC21 (906 contracts)	1,850,973	0.52	28,267,200
Total commodity futures contracts	$30,888,751	8.69%	$298,370,893

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States sugar futures contracts
ICE sugar futures OCT21 (277 contracts)	$360,868	0.10%	$4,585,347

United States wheat futures contracts
CBOT wheat futures JUL21 (917 contracts)	85,401	0.02	28,232,138
CBOT wheat futures SEP21 (785 contracts)	1,083,083	0.30	24,227,062
Total commodity futures contracts	$1,529,352	0.42%	$57,044,547

Exchange-traded funds*			Shares
Teucrium Corn Fund	$1,308,617	0.37%	74,322
Teucrium Soybean Fund	1,289,646	0.36	59,749
Teucrium Sugar Fund	1,208,057	0.34	171,892
Teucrium Wheat Fund	1,236,481	0.35	206,407
Total exchange-traded funds (cost $4,934,589)	$5,042,801	1.42%

*The Trust eliminates the shares owned by the Teucrium Agricultural Fund from its combined statements of assets and liabilities due to the fact that these represent holdings of the Underlying Funds owned by the Teucrium Agricultural Fund, which are included as shares outstanding of the Underlying Funds.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED SCHEDULE OF INVESTMENTS

December 31, 2020

COMBINED SCHEDULE OF INVESTMENTS - December 31, 2020

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X 0.04% (cost $56,055,737)	$56,055,737	18.08%	56,055,737
Blackrock Liquidity FedFund - Institutional Class 0.005% (cost $5,065,941)	5,065,941	1.63	5,065,941
Total money market funds (cost: $61,121,678)	$61,121,678	19.71%

			Principal Amount
Commercial Paper
Energy Transfer Operating, L.P. 0.501% (cost: $7,496,667 due 01/29/2021)	$7,497,084	2.42%	7,500,000
Energy Transfer Operating, L.P. 0.421% (cost: $4,997,725 due 01/29/2021)	4,998,366	1.61	5,000,000
Energy Transfer Operating, L.P. 0.501% (cost: $7,496,771 due 02/05/2021)	7,496,771	2.42	7,500,000
General Motors Financial Company, Inc. 0.400% (cost: $4,995,890 due 01/04/2021)	4,999,834	1.61	5,000,000
General Motors Financial Company, Inc. 0.411% (cost: $4,996,356 due 01/08/2021)	4,999,602	1.61	5,000,000
General Motors Financial Company, Inc. 0.471% (cost: $7,491,612 due 01/20/2021)	7,498,140	2.42	7,500,000
General Motors Financial Company, Inc. 0.471% (cost: $2,497,062 due 01/25/2021)	2,499,217	0.81	2,500,000
Harley-Davidson Financial Services, Inc. 0.310% (cost: $7,994,903 due 01/05/2021)	7,999,725	2.58	8,000,000
Harley-Davidson Financial Services, Inc. 0.250% (cost: $9,993,749 due 01/11/2021)	9,999,305	3.22	10,000,000
Harley-Davidson Financial Services, Inc. 0.270% (cost: $1,999,025 due 01/20/2021)	1,999,715	0.64	2,000,000
Hyundai Capital America, Inc. 0.150% (cost: $7,497,595 due 02/01/2021)	7,499,031	2.42	7,500,000
Hyundai Capital America, Inc. 0.170% (cost: $9,996,980 due 02/03/2021)	9,998,443	3.22	10,000,000
Jabil Inc. 0.430% (cost: $9,994,507 due 01/29/2021)	9,996,656	3.22	10,000,000
Jabil Inc. 0.501% (cost: $7,491,459 due 02/24/2021)	7,494,375	2.42	7,500,000
Jabil Inc. 0.401% (cost: $2,498,528 due 02/26/2021)	2,498,528	0.81	2,500,000
Marathon Petroleum Corporation 0.350% (cost: $7,496,063 due 02/01/2021)	7,497,739	2.42	7,500,000
Marathon Petroleum Corporation 0.381% (cost: $12,490,368 due 02/26/2021)	12,492,610	4.03	12,500,000
Viatris Inc. 0.372% (cost: $9,994,117 due 02/26/2021)	9,994,220	3.22	10,000,000
Viatris Inc. 0.451% (cost: $4,994,438 due 03/22/2021)	4,995,000	1.61	5,000,000
WGL Holdings, Inc. 0.200% (cost: $2,499,528 due 01/26/2021)	2,499,653	0.81	2,500,000
WGL Holdings, Inc. 0.200% (cost: $2,499,417 due 01/27/2021)	2,499,639	0.81	2,500,000
Walgreens Boots Alliance, Inc. 0.246% (cost: $14,993,143 due 03/05/2021)	14,993,553	4.83	15,000,000
Total Commercial Paper (total cost: $152,405,903)	$152,447,206	49.16%
Total Cash Equivalents	$213,568,884	68.87%

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

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2021	March 31, 2020
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$41,123,865	$(1,689,955)
Net change in unrealized depreciation on commodity futures contracts	(13,065,298)	(12,465,515)
Interest income	166,569	640,533
Total income (loss)	$28,225,136	$(13,514,937)

Expenses
Management fees	863,057	384,364
Professional fees	378,608	290,889
Distribution and marketing fees	754,641	654,180
Custodian fees and expenses	101,645	77,872
Business permits and licenses fees	76,102	41,878
General and administrative expenses	58,937	50,909
Other expenses	-	19
Total expenses	2,232,990	1,500,111

Expenses waived by the Sponsor	(252,184)	(173,253)

Total expenses, net	$1,980,806	$1,326,858

Net income (loss)	$26,244,330	$(14,841,795)

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2021	March 31, 2020
Operations
Net income (loss)	$26,244,330	$(14,841,795)
Capital transactions
Issuance of Shares	77,934,020	6,857,296
Redemption of Shares	(55,539,708)	(23,362,396)
Net change in the cost of the Underlying Funds	(3,396,050)	1,235
Total capital transactions	18,998,262	(16,503,865)

Net change in net assets	$45,242,592	$(31,345,660)

Net assets, beginning of period	$310,113,194	$167,906,597

Net assets, end of period	$355,355,786	$136,560,937

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2021	March 31, 2020
Cash flows from operating activities:
Net income (loss)	$26,244,330	$(14,841,795)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net change in unrealized depreciation on commodity futures contracts	13,065,298	12,465,515
Changes in operating assets and liabilities:
Due from broker	(8,804,038)	(10,023,379)
Interest receivable	(891)	(7,348)
Other assets	13	(207,131)
Due to broker	(27,130,293)	(2,350,592)
Management fee payable to Sponsor	46,195	(21,960)
Payable for purchases of commercial paper	(9,995,298)	-
Other liabilities	65,585	(32,208)
Net cash used in operating activities	(6,509,099)	(15,018,898)

Cash flows from financing activities:
Proceeds from sale of Shares	78,241,850	6,857,296
Redemption of Shares	(59,944,623)	(23,362,396)
Net change in cost of the Underlying Funds	(3,396,050)	1,235
Net cash provided by (used in) financing activities	14,901,177	(16,503,865)

Net change in cash and cash equivalents	8,392,078	(31,522,763)
Cash and cash equivalents, beginning of period	309,378,295	166,081,885
Cash and cash equivalents, end of period	$317,770,373	$134,559,122

The accompanying notes are an integral part of these financial statements.

NOTES TO COMBINED FINANCIAL STATEMENTS

March 31, 2021
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

On June 13, 2011, the initial Forms S-1 for CANE, SOYB, and WEAT were declared effective by the SEC. On September 16, 2011, two Creation Baskets were issued for each Fund, representing 100,000 shares and $2,500,000, for CANE, SOYB, and WEAT. On September 19, 2011, CANE, SOYB, and WEAT started trading on the NYSE Arca. The current registration statements for CANE was declared effective on October 2, 2020 and the current registration statement for SOYB was declared effective by the SEC on August 24, 2020. The registration statements for SOYB and CANE registered an additional 15,000,000 shares each. The current registration statement for WEAT was declared effective on April 29, 2019. This registration statement for WEAT registered an additional 30,000,000 shares.

On February 10, 2012, the Form S-1 for TAGS was declared effective by the SEC. On March 27, 2012, six Creation Baskets for TAGS were issued representing 300,000 shares and $15,000,000. TAGS began trading on the NYSE Arca on March 28, 2012. The current registration statement for TAGS was declared effective by the SEC on April 30, 2021.

Teucrium Trading, LLC is the sponsor (“Sponsor”) of the Trust. The Sponsor is a member of the National Futures Association (the "NFA") and became a commodity pool operator ("CPO") registered with the Commodity Futures Trading Commission (the "CFTC") effective November 10, 2009. The Sponsor registered as a Commodity Trading Advisor ("CTA") with the CFTC effective September 8, 2017.

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year ending December 31, 2021.

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

Note 2 – Principal Contracts and Agreements

The Sponsor employs U.S. Bancorp Fund Services, LLC, doing business as U.S. Bank Global Fund Services ("Global Fund Services"), for Transfer Agency, Fund Accounting and Fund Administration services. The principal address for Global Fund Services is 615 E. Michigan Street, Milwaukee, WI 53202.

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

E D & F Man Capital Markets, Inc. (“E D & F Man”) serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. E D & F Man is registered as a futures commission merchant (“FCM”) with the U.S. CFTC and is a member of the NFA. E D & F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of FNRA. E D & F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar and Wheat Futures Contracts E D & F Man is paid $9.00 per round turn. Prior to August 21, 2019, these expenses were recorded in brokerage commissions on the combined statements of operations. Beginning on August 21, 2019, these expenses were recognized on a per-trade basis. The half-turn is recognized as an unrealized loss on the combined statements of operations for contracts that have been purchased since the change in recognition, and a full turn is recognized as a realized loss on the combined statements of operations when a contract is sold. A summary of these expenses is included below.

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

The Sponsor employs Thales Capital Partners LLC (“Thales”) for distribution and solicitation-related services. Thales is registered as a Broker-Dealer with the SEC and a member of Financial Industry Regulatory Authority (FINRA) and the Securities Investor Protection Corporation (“SIPC”). Thales receives an annual fee of $90,000 and an additional 0.0015% of average daily net assets in referred accounts for distribution and solicitation-related services. This additional fee is determined by an agreed upon level of assets at the time of signing the contract. These services are recorded in distribution and marketing fees on the combined statements of operations. A summary of these expenses is included below:

	Three months ended March 31, 2021	Three months ended March 31, 2020
Amount Recognized for Custody Services	$101,645	$77,872
Amount of Custody Services Waived	$731	$12,735

Amount Recognized for Distribution Services	$47,649	$43,703
Amount of Distribution Services Waived	$6,204	$1,470

Amount Recognized for Wilmington Trust	$-	$-
Amount of Wilmington Trust Waived	$-	$-

Amount Recognized for Thales	$76,720	$22,500
Amount of Thales Waived	$503	$130

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

The Sponsor invests a portion of cash in commercial paper, which is deemed a cash equivalent based on the rating and duration of contracts as described in the notes to the combined financial statements and reflected in cash and cash equivalents on the combined statements of assets and liabilities and in cash and cash equivalents on the combined statements of cash flows. Accretion on these investments are recognized using the effective interest method in U.S. dollars and included in interest income on the combined statements of operations.

The Sponsor invests a portion of the cash held by the broker in short term Treasury Bills as collateral for open futures contracts. Accretion on these investments are recognized using the effective interest method in U.S. dollars and included in interest income on the combined statements of operations.

Brokerage Commissions

Beginning on August 21, 2019, the Sponsor began recognizing the expense for brokerage commissions for futures contract trades on a per-trade basis. Prior to the change, brokerage commissions on all open commodity futures contracts were accrued on the trade date and on a full-turn basis. The below table shows the amounts included on the combined statements of operations as total brokerage commissions paid inclusive of unrealized loss as of March 31, 2021 and 2020.

	CORN	SOYB	CANE	WEAT	TAGS	TRUST
Three Months Ended March 31, 2021	$33,966	$15,192	$3,476	$11,475	$-	$64,109
Three Months Ended March 31, 2020	$15,154	$4,454	$3,075	$6,802	$1	$29,486

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

The Funds are required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Funds file income tax returns in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2018 to 2020, the Funds remain subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Funds recording a tax liability that reduces net assets. Based on their analysis, the Funds have determined that they have not incurred any liability for unrecognized tax benefits as of March 31, 2021 and for the years ended December 31, 2020, 2019, and 2018. However, the Funds’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Funds recognize interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three months ended March 31, 2021 and 2020.

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

SOYB: 50,000 shares representing 2 baskets

CANE: 50,000 shares representing 2 baskets

WEAT: 50,000 shares representing 2 baskets

TAGS: 50,000 shares representing 4 baskets

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with original maturity dates of 90 days or less when acquired. The Trust reported its cash equivalents in the combined statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short term maturities. Each Fund that is a series of the Trust has the balance of its cash equivalents on deposit with financial institutions. The Trust holds a balance in money market funds that is included in cash and cash equivalents on the combined statements of assets and liabilities. The Sponsor invests a portion of the available cash for the Funds in alternative demand deposit savings accounts, which are classified as cash and not as cash equivalents. Assets deposited with the bank may, at times, exceed federally insured limits. The Sponsor invests a portion of the available cash for the Funds in investment grade commercial paper with durations of 90 days or less, which is classified as a cash equivalent and is not FDIC insured. The Sponsor may invest a portion of the cash held by the broker in short term Treasury Bills as collateral for open futures contracts, which is classified as a cash equivalent and is not FDIC insured.

	March 31, 2021	December 31, 2020
Money Market Funds	$41,952,278	$61,121,678
Demand Deposit Savings Accounts	110,853,168	95,809,411
Commercial Paper	164,964,927	152,447,206
Total cash and cash equivalents as presented on the combined Statement of Assets and Liabilities	$317,770,373	$309,378,295

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

Margin is the minimum amount of funds that must be deposited by a commodity interest trader with the trader’s broker to initiate and maintain an open position in futures contracts. A margin deposit acts to assure the trader’s performance of the futures contracts purchased or sold. Futures contracts are customarily bought and sold on initial margin that represents a very small percentage of the aggregate purchase or sales price of the contract. Because of such low margin requirements, price fluctuations occurring in the futures markets may create profits and losses that, in relation to the amount invested, are greater than customary in other forms of investment or speculation. As discussed below, adverse price changes in the futures contract may result in margin requirements that greatly exceed the initial margin. In addition, the amount of margin required in connection with a particular futures contract is set from time to time by the exchange on which the contract is traded and may be modified from time to time by the exchange during the term of the contract. Brokerage firms, such as the Funds’ clearing brokers, carrying accounts for traders in commodity interest contracts generally require higher amounts of margin as a matter of policy to further protect themselves. Over the counter trading generally involves the extension of credit between counterparties, so the counter-parties may agree to require the posting of collateral by one or both parties to address credit exposure.

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

	Three months ended March 31, 2021	Three months ended March 31, 2020
Recognized Related Party Transactions	$526,219	$591,124
Waived Related Party Transactions	$119,741	$100,682

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

	CORN	SOYB	CANE	WEAT	TAGS	TRUST
Three months ended March 31, 2021	$120,266	$62,577	$26,490	$28,715	$14,136	$252,184
Three months ended March 31, 2020	$87,107	$29,971	$37,353	$-	$18,822	$173,253

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

On March 31, 2021 and December 31, 2020, in the opinion of the Trust, the reported value at the close of the market for each commodity contract fairly reflected the value of the futures and no alternative valuations were required except for the July21 CBOT corn futures, Sep21 CBOT corn futures, Dec21 CBOT corn futures, Jul21 CBOT soybean futures, and the Nov21 CBOT soybean futures, which settled in a “limit up” condition on March 31, 2021. Therefore, the Trust, CORN, and SOYB have used alternative verifiable sources to value these contracts on March 31, 2021 and the financial statements of these funds including TAGS, due to the NAV adjustment for each of these Underlying Funds, have been adjusted accordingly. The adjustment in CORN has resulted in a $3,371,513 increase in the unrealized change in commodity futures contracts in excess of report CBOT values and have classified these as a Level 2 asset for the period ended March 31, 2021. The adjustment in SOYB has resulted in a $279,750 increase in the unrealized change in commodity futures contracts in excess of report CBOT values and have classified these as a Level 2 asset for the period ended March 31, 2021.

For the quarter ending June 30, 2020, the DEC21 CBOT Wheat Futures Contracts traded on the CBOT did not, in the opinion of the Trust and WEAT, trade in an actively traded futures market as defined in the policy of the Trust and WEAT for the entire period during which they were held. Accordingly, the Trust and WEAT classified these as a Level 2 asset for the period ended June 30, 2020 due to the quarterly average daily volume for the contract. These Wheat contracts transferred back to a Level 1 asset for the period ended September 30, 2020.

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

Note 4 – Fair Value Measurements

The Trust’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Trust’s significant accounting policies in Note 3. The following table presents information about the Trust’s assets and liabilities measured at fair value as of March 31, 2021 and December 31, 2020:

March 31, 2021

Assets:	Level 1	Level 2	Level 3	Balance as of March 31, 2021
Cash Equivalents	$206,917,205	$-	$-	$206,917,205
Commodity Futures Contracts
Corn futures contracts	-	21,476,335	-	21,476,335
Soybean futures contracts	173,545	6,226,169	-	6,399,714
Sugar futures contracts	1,161,729	-	-	1,161,729
Wheat futures contracts	1,850,973	-	-	1,850,973
Total	$210,103,452	$27,702,504	$-	$237,805,956

Liabilities:	Level 1	Level 2	Level 3	Balance as of March 31, 2021
Commodity Futures Contracts
Sugar futures contracts	$360,868	-	-	$360,868
Wheat futures contracts	1,168,484	-	-	1,168,484
Total	$1,529,352	$-	$-	$1,529,352

December 31, 2020

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2020
Cash Equivalents	$213,568,884	$-	$-	$213,568,884
Commodity Futures Contracts
Corn futures contracts	20,154,606	-	-	20,154,606
Soybeans futures contracts	15,124,226	-	-	15,124,226
Sugar futures contracts	1,407,703	-	-	1,407,703
Wheat futures contracts	5,738,162	-	-	5,738,162
Total	$255,993,581	$-	$-	$255,993,581

For the three months ended March 31, 2021 and year ended December 31, 2020, the Funds did not have any significant transfers between any of the levels of the fair value hierarchy, except for the July21 CBOT corn futures, Sep21 CBOT corn futures, Dec21 CBOT corn futures, Jul21 CBOT soybean futures, and the Nov21 CBOT soybean futures, which settled in a “limit up” condition on March 31, 2021 and were reflected as a Level 2 investment for the period ended March 31, 2021, and the DEC 21 CBOT Wheat contracts held by WEAT, which were reflected as a Level 2 investment for the period ended June 30, 2020 due to the quarterly average daily volume for the contract. These Wheat contracts transferred back to a Level 1 asset for the period ended September 30, 2020.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Funds utilize derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Funds’ derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Funds are also subject to additional counter-party risk due to inability of its counter-parties to meet the terms of their contracts. For the three months ended March 31, 2021 and year ended December 31, 2020, the Funds invested only in commodity futures contracts specifically related to each Fund.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, E D & F Man as of March 31, 2021 and December 31, 2020.

Offsetting of Financial Assets and Derivative Assets as of March 31, 2021

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Corn futures contracts	$21,476,335	$-	$21,476,335	$-	$147,865	$21,328,470
soybean futures contracts	$6,399,714	$-	$6,399,714	$-	$-	$6,399,714
Sugar futures contracts	$1,161,729	$-	$1,161,729	$360,868	$-	$800,861
Wheat futures contracts	$1,850,973	$-	$1,850,973	$1,168,484	$-	$682,489

Offsetting of Financial Liabilities and Derivative Liabilities as of March 31, 2021

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity Price
Sugar futures contracts	$360,868	$-	$360,868	$360,868	$-	$-
Wheat futures contracts	$1,168,484	$-	$1,168,484	$1,168,484	$-	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2020

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Corn futures contracts	$20,154,606	$-	$20,154,606	$-	$12,973,828	$7,180,778
Soybean futures contracts	$15,124,226	$-	$15,124,226	$-	$11,257,566	$3,866,660
Sugar futures contracts	$1,407,703	$-	$1,407,703	$-	$475,661	$932,042
Wheat futures contracts	$5,738,162	$-	$5,738,162	$-	$2,571,103	$3,167,059

The following is a summary of realized and unrealized gains (losses) of the derivative instruments utilized by the Trust:

Three months ended March 31, 2021

Primary Underlying Risk	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation or (Depreciation) on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$18,796,479	$1,321,729
Soybean futures contracts	18,154,458	(8,724,512)
Sugar futures contracts	1,253,480	(606,842)
Wheat futures contracts	2,919,448	(5,055,673)
Total commodity futures contracts	$41,123,865	$(13,065,298)

Three months ended March 31, 2020

Primary Underlying Risk	Realized (Loss) Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(1,579,104)	$(7,016,479)
Soybean futures contracts	(856,215)	(2,293,765)
Sugar futures contracts	292,057	(2,155,945)
Wheat futures contracts	453,307	(999,326)
Total commodity futures contracts	$(1,689,955)	$(12,465,515)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for the futures contracts held was $354.5 million and $148.3 million for the three months ended March 31, 2021 and 2020, respectively.

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

Note 7 – Detail of the net assets and shares outstanding of the Funds that are a series of the Trust

The following are the net assets and shares outstanding of each Fund that is a series of the Trust and, thus, in total, comprise the combined net assets of the Trust:

March 31, 2021

	Outstanding Shares	Net Assets
Teucrium Corn Fund	9,550,004	$168,150,971
Teucrium Soybean Fund	4,225,004	91,194,256
Teucrium Sugar Fund	2,175,004	15,285,943
Teucrium Wheat Fund	13,475,004	80,722,372
Teucrium Agricultural Fund:
Net assets including the investment in the Underlying Funds	225,002	5,045,045
Less: Investment in the Underlying Funds		(5,042,801)
Net for the Fund in the combined net assets of the Trust		2,244
Total		$355,355,786

December 31, 2020

	Outstanding Shares	Net Assets
Teucrium Corn Fund	8,900,004	$138,289,537
Teucrium Soybean Fund	4,575,004	89,178,862
Teucrium Sugar Fund	1,900,004	12,766,091
Teucrium Wheat Fund	11,350,004	69,876,578
Teucrium Agricultural Fund:
Net assets including the investment in the Underlying Funds	75,002	1,584,388
Less: Investment in the Underlying Funds		(1,582,262)
Net for the Fund in the combined net assets of the Trust		2,126
Total		$310,113,194

The detailed information for the subscriptions and redemptions, and other financial information for each Fund that is a series of the Trust are included in the accompanying financial statements of each Fund.

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended March 31, 2021 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Trust and Funds other than those noted below:

The impact of COVID-19 is evolving, and such events can be highly disruptive to economies and markets. The impact of COVID-19 to the Trust and the Funds is described in more detail in Part II of this 10-Q.

CORN:

The total net assets of the Fund increased by $56,527,239, or 34%, for the period March 31, 2021 to May 7, 2021. This was driven by a 30% increase in the NAV per share and a 3% increase in the shares outstanding.

SOYB:

Nothing to report.

CANE:

The total net assets of the Fund increased by $4,218,732, or 28%, for the period March 31, 2021 to May 7, 2021. This was driven by a 18% increase in the NAV per share and an 8% increase in the shares outstanding.

WEAT:

The total net assets of the Fund increased by $16,109,124, or 20%, for the period March 31, 2021 to May 7, 2021. This was driven by a combination of a 23% increase in the NAV per share and a 2% decrease in the shares outstanding.

TAGS:

The total net assets of the Fund increased by $4,062,229, or 81%, for the period March 31, 2021 to May 7, 2021. This was driven by a 20% increase in the NAV per share and a 50% increase in the shares outstanding.

TEUCRIUM CORN FUND

STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Cash and cash equivalents	$147,011,051	$138,181,061
Interest receivable	8,261	7,343
Equity in trading accounts:
Commodity futures contracts	21,476,335	20,154,606
Total assets	168,495,647	158,343,010

Liabilities
Management fee payable to Sponsor	142,872	117,864
Payable for purchases of commercial paper	-	4,997,847
Other liabilities	53,939	21,659
Payable for shares redeemed	-	1,942,275
Equity in trading accounts:
Due to broker	147,865	12,973,828
Total liabilities	344,676	20,053,473

Net assets	$168,150,971	$138,289,537

Shares outstanding	9,550,004	8,900,004

Shares authorized	25,300,000	27,450,000

Net asset value per share	$17.61	$15.54

Market value per share	$17.53	$15.58

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

SCHEDULE OF INVESTMENTS

March 31, 2021
(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X (cost: $19,275,432)	$19,275,432	11.46%	19,275,432
Goldman Sachs Financial Square Government Fund (cost: $25,072)	25,072	0.01	25,072
Total money market funds (cost: $19,300,504)	$19,300,504	11.47%

			Principal Amount
Commercial Paper
CNPC Finance (HK) Limited 0.180% (cost: $2,499,738 due 04/12/2021)	$2,499,863	1.49%	2,500,000
Conagra Brands, Inc. 0.208% (cost: $2,499,162 due 05/14/2021)	2,499,379	1.49	2,500,000
Enable Midstream Partners, LP 0.308% (cost: $7,494,225 due 05/11/2021)	7,497,433	4.46	7,500,000
General Motors Financial Company, Inc. 0.240% (cost: $4,997,634 due 04/08/2021)	4,999,767	2.97	5,000,000
General Motors Financial Company, Inc. 0.180% (cost: $2,499,437 due 04/12/2021)	2,499,863	1.49	2,500,000
Glencore Funding LLC 0.193% (cost: $7,496,739 due 04/12/2021)	7,499,557	4.46	7,500,000
Glencore Funding LLC 0.170% (cost: $4,998,608 due 04/08/2021)	4,999,835	2.97	5,000,000
Harley-Davidson Financial Services, Inc. 0.246% (cost: $9,996,856 due 05/04/2021)	9,997,745	5.95	10,000,000
Humana Inc. 0.185% (cost: $4,998,745 due 04/28/2021)	4,999,308	2.97	5,000,000
Jabil Inc. 0.461% (cost: $4,994,442 due 05/28/2021)	4,996,358	2.97	5,000,000
Jabil Inc. 0.451% (cost: $2,497,625 due 05/17/2021)	2,498,562	1.49	2,500,000
Jabil Inc. 0.441% (cost: $4,996,211 due 05/03/2021)	4,998,044	2.97	5,000,000
Marathon Petroleum Corporation 0.260% (cost: $9,997,978 due 04/28/2021)	9,998,050	5.95	10,000,000
Marathon Petroleum Corporation 0.260% (cost: $7,497,997 due 05/07/2021)	7,498,051	4.46	7,500,000
Total Commercial Paper (cost: $77,465,397)	$77,481,815	46.09%
Total Cash Equivalents	$96,782,319	57.56%

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States corn futures contracts
CBOT corn futures JUL21 (2,103 contracts)	$9,937,373	5.91%	$58,805,138
CBOT corn futures SEP21 (1,996 contracts)	1,076,055	0.64	50,548,700
CBOT corn futures DEC21 (2,418 contracts)	10,462,907	6.22	58,817,850
Total commodity futures contracts	$21,476,335	12.77%	$168,171,688

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

SCHEDULE OF INVESTMENTS

December 31, 2020

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X 0.04% (cost $27,477,241)	$27,477,241	19.87%	27,477,241
Blackrock Liquidity FedFund - Institutional Class 0.005% (cost $19,076)	19,076	0.01	19,076
Total money market funds (cost: $27,496,317)	$27,496,317	19.88%

			Principal Amount
Commercial Paper
Energy Transfer Operating, L.P. 0.501% (cost: $2,498,889 due 01/29/2021)	$2,499,028	1.81%	2,500,000
Energy Transfer Operating, L.P. 0.501% (cost: $4,997,847 due 02/05/2021)	4,997,847	3.61	5,000,000
General Motors Financial Company, Inc. 0.411% (cost: $2,498,178 due 01/08/2021)	2,499,801	1.81	2,500,000
General Motors Financial Company, Inc. 0.471% (cost: $4,994,386 due 01/20/2021)	4,998,760	3.61	5,000,000
General Motors Financial Company, Inc. 0.471% (cost: $2,497,226 due 01/20/2021)	2,499,380	1.81	2,500,000
General Motors Financial Company, Inc. 0.471% (cost: $2,497,062 due 01/25/2021)	2,499,217	1.81	2,500,000
Harley-Davidson Financial Services, Inc. 0.310% (cost: $5,496,496 due 01/05/2021)	5,499,811	3.98	5,500,000
Harley-Davidson Financial Services, Inc. 0.250% (cost: $2,498,437 due 01/11/2021)	2,499,826	1.81	2,500,000
Hyundai Capital America, Inc. 0.150% (cost: $4,998,397 due 02/01/2021)	4,999,354	3.62	5,000,000
Hyundai Capital America, Inc. 0.170% (cost: $4,998,490 due 02/03/2021)	4,999,221	3.61	5,000,000
Jabil Inc. 0.430% (cost: $4,997,253 due 01/29/2021)	4,998,328	3.61	5,000,000
Jabil Inc. 0.501% (cost: $4,994,306 due 02/24/2021)	4,996,250	3.61	5,000,000
Marathon Petroleum Corporation 0.381% (cost: $4,996,147 due 02/26/2021)	4,997,044	3.61	5,000,000
Viatris Inc. 0.372% (cost: $7,495,588 due 02/26/2021)	7,495,665	5.42	7,500,000
Viatris Inc. 0.451% (cost: $2,497,219 due 03/22/2021)	2,497,500	1.81	2,500,000
WGL Holdings, Inc. 0.200% (cost: $2,499,528 due 01/26/2021)	2,499,653	1.81	2,500,000
Walgreens Boots Alliance, Inc. 0.246% (cost: $4,997,715 due 03/05/2021)	4,997,851	3.61	5,000,000
Total Commercial Paper (cost: $70,453,164)	$70,474,536	50.96%
Total Cash Equivalents	$97,970,853	70.84%

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

TEUCRIUM CORN FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2021	March 31, 2020
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$18,796,479	$(1,579,104)
Net change in unrealized appreciation (depreciation) on commodity futures contracts	1,321,729	(7,016,479)
Interest income	77,560	289,459
Total income (loss)	20,195,768	(8,306,124)

Expenses
Management fees	390,625	170,797
Professional fees	171,781	129,806
Distribution and marketing fees	350,605	328,178
Custodian fees and expenses	46,407	37,328
Business permits and licenses fees	16,674	3,416
General and administrative expenses	28,100	25,619
Total expenses	1,004,192	695,144

Expenses waived by the Sponsor	(120,266)	(87,107)

Total expenses, net	883,926	608,037

Net income (loss)	$19,311,842	$(8,914,161)

Net income (loss) per share	$2.07	$(1.87)
Net income (loss) per weighted average share	$2.05	$(1.84)
Weighted average shares outstanding	9,441,115	4,834,619

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2021	March 31, 2020
Operations
Net income (loss)	$19,311,842	$(8,914,161)
Capital transactions
Issuance of Shares	35,769,660	3,574,235
Redemption of Shares	(25,220,068)	(11,298,960)
Total capital transactions	10,549,592	(7,724,725)
Net change in net assets	29,861,434	(16,638,886)

Net assets, beginning of period	$138,289,537	$75,220,190

Net assets, end of period	$168,150,971	$58,581,304

Net asset value per share at beginning of period	$15.54	$14.82

Net asset value per share at end of period	$17.61	$12.95

Creation of Shares	2,150,000	250,000
Redemption of Shares	1,500,000	800,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2021	March 31, 2020
Cash flows from operating activities:
Net income (loss)	$19,311,842	$(8,914,161)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on commodity futures contracts	(1,321,729)	7,016,479
Changes in operating assets and liabilities:
Due from broker	-	(6,699,959)
Interest receivable	(918)	(2,659)
Other assets	-	(112,168)
Due to broker	(12,825,963)	-
Management fee payable to Sponsor	25,008	(11,594)
Payable for purchases of commercial paper	(4,997,847)	-
Other liabilities	32,280	(22,338)
Net cash provided by (used in) operating activities	222,673	(8,746,400)

Cash flows from financing activities:
Proceeds from sale of Shares	35,769,660	3,574,235
Redemption of Shares	(27,162,343)	(11,298,960)
Net cash provided by (used in) financing activities	8,607,317	(7,724,725)

Net change in cash and cash equivalents	8,829,990	(16,471,125)
Cash and cash equivalents, beginning of period	138,181,061	74,521,123
Cash and cash equivalents, end of period	$147,011,051	$58,049,998

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

March 31, 2021

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year ending December 31, 2021.

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

Note 2 – Principal Contracts and Agreements

The Sponsor employs U.S. Bancorp Fund Services, LLC, doing business as U.S. Bank Global Fund Services ("Global Fund Services"), for Transfer Agency, Fund Accounting and Fund Administration services. The principal address for Global Fund Services is 615 E. Michigan Street, Milwaukee, WI 53202.

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

E D & F Man Capital Markets, Inc. (“E D & F Man”) serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. E D & F Man is registered as a futures commission merchant (“FCM”) with the U.S. CFTC and is a member of the NFA. E D & F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of FINRA. E D & F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar and Wheat Futures Contracts E D & F Man is paid $9.00 per round turn. Prior to August 21, 2019, these expenses were recorded in brokerage commissions on the statements of operations. Beginning on August 21, 2019, these expenses were recognized on a per-trade basis. The half-turn is recognized as an unrealized loss on the statements of operations for contracts that have been purchased since the change in recognition, and a full turn is recognized as a realized loss on the statements of operations when a contract is sold. A summary of these expenses is included below.

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

The Sponsor employs Thales Capital Partners LLC (Thales) for distribution and solicitation-related services. Thales is registered as a Broker-Dealer with the SEC and a member of Financial Industry Regulatory Authority (FINRA) and the Securities Investor Protection Corporation (“SIPC”). Thales receives an annual fee of $90,000 and an additional 0.0015% of average daily net assets in referred accounts for distribution and solicitation-related services. This additional fee is determined by an agreed upon level of assets at the time of signing the contract. These services are recorded in distribution and marketing fees on the statements of operations. A summary of these expenses is included below:

	Three months ended March 31, 2021	Three months ended March 31, 2020
Amount Recognized for Custody Services	$46,407	$37,328
Amount of Custody Services Waived	$-	$10,000

Amount Recognized for Distribution Services	$21,662	$22,315
Amount of Distribution Services Waived	$-	$-

Amount Recognized for Wilmington Trust	$-	$-
Amount of Wilmington Trust Waived	$-	$-

Amount Recognized for Thales	$34,330	$11,384
Amount of Thales Waived	$-	$-

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as detailed in the Financial Accounting Standards Board’s Accounting Standards Codification.

Revenue Recognition

Commodity futures contracts are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized appreciation or depreciation on commodity futures contracts are reflected in the statements of operations as the difference between the original contract amount and the fair market value as of the last business day of the year or as of the last date of the financial statements. Changes in the appreciation or depreciation between periods are reflected in the statements of operations. The Fund seeks to earn interest on its assets denominated in U.S. dollars on deposits with the Futures Commission Merchant. In addition, the Fund earns interest on funds held at the custodian and at other financial institutions at prevailing market rates for such investments.

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

Brokerage Commissions

Beginning on August 21, 2019, the Sponsor began recognizing the expense for brokerage commissions for futures contract trades on a per-trade basis. Prior to the change, brokerage commissions on all open commodity futures contracts were accrued on the trade date and on a full-turn basis. The below table shows the amounts included on the statements of operations as total brokerage commissions paid inclusive of unrealized loss as of March 31, 2021.

CORN
Three Months Ended March 31, 2021	$33,966
Three Months Ended March 31, 2020	$15,154

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2018 to 2020, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2021 and for the years ended December 31, 2020, 2019, and 2018. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three months ended March 31, 2021 and 2020.

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

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short term maturities. Each Fund that is a series of the Trust has the balance of its cash equivalents on deposit with financial institutions. The Trust holds a balance in money market funds that is included in cash and cash equivalents on the statements of assets and liabilities. The Sponsor invests a portion of the available cash for the Funds in alternative demand deposit savings accounts, which is classified as cash and not as cash equivalents. Assets deposited with the bank may, at times, exceed federally insured limits. The Sponsor invests a portion of the available cash for the Funds in investment grade commercial paper with durations of 90 days or less, which is classified as a cash equivalent and is not FDIC insured. The Sponsor may invest a portion of the cash held by the broker in short term Treasury Bills as collateral for open futures contracts, which is classified as a cash equivalent and is not FDIC insured.

	March 31, 2021	December 31, 2020
Money Market Funds	$19,300,504	$27,496,317
Demand Deposit Savings Accounts	50,228,732	40,210,208
Commercial Paper	77,481,815	70,474,536
Total cash and cash equivalents as presented on the Statement of Assets and Liabilities	$147,011,051	$138,181,061

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

Margin is the minimum amount of funds that must be deposited by a commodity interest trader with the trader’s broker to initiate and maintain an open position in futures contracts. A margin deposit acts to assure the trader’s performance of the futures contracts purchased or sold. Futures contracts are customarily bought and sold on initial margin that represents a very small percentage of the aggregate purchase or sales price of the contract. Because of such low margin requirements, price fluctuations occurring in the futures markets may create profits and losses that, in relation to the amount invested, are greater than customary in other forms of investment or speculation. As discussed below, adverse price changes in the futures contract may result in margin requirements that greatly exceed the initial margin. In addition, the amount of margin required in connection with a particular futures contract is set from time to time by the exchange on which the contract is traded and may be modified from time to time by the exchange during the term of the contract. Brokerage firms, such as the Fund’s clearing brokers, carrying accounts for traders in commodity interest contracts generally require higher amounts of margin as a matter of policy to further protect themselves. Over the counter trading generally involves the extension of credit between counterparties, so the counterparties may agree to require the posting of collateral by one or both parties to address credit exposure.

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

	Three months ended March 31, 2021	Three months ended March 31, 2020
Recognized Related Party Transactions	$241,087	$301,642
Waived Related Party Transactions	$69,894	$77,107

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

CORN
Three months ended March 31, 2021	$120,266
Three months ended March 31, 2020	$87,107

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

On March 31, 2021 and December 31, 2020, in the opinion of the Trust and the Fund, the reported value at the close of the market for each commodity contract fairly reflected the value of the futures and no alternative valuations were required except for the July21 CBOT corn futures, Sep21 CBOT corn futures, and the Dec21 CBOT corn futures, which settled in a “limit up” condition on March 31, 2021. Therefore, the Trust and CORN have used alternative verifiable sources to value these contracts on March 31, 2021 and the financial statements have been adjusted accordingly. The adjustment in CORN has resulted in a $3,371,513 increase in the unrealized change in commodity futures contracts in excess of report CBOT values and have classified these as a Level 2 asset for the period ended March 31, 2021. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of March 31, 2021 and December 31, 2020:

March 31, 2021

Assets:	Level 1	Level 2	Level 3	Balance as of March 31, 2021
Cash Equivalents	$96,782,319	$-	$-	$96,782,319
Corn Futures Contracts	-	21,476,335	-	21,476,335
Total	$96,782,319	$21,476,335	$-	$118,258,654

December 31, 2020

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2020
Cash Equivalents	$97,970,853	$-	$-	$97,970,853
Corn Futures Contracts	20,154,606	-	-	20,154,606
Total	$118,125,459	$-	$-	$118,125,459

For the three months ended March 31, 2021 and year ended December 31, 2020, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy, except for the July21 CBOT corn futures, Sep21 CBOT corn futures, and Dec21 CBOT corn futures, which settled in a “limit up” condition on March 31, 2021 and were reflected as a Level 2 asset for the period ended March 31, 2021.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For three months ended March 31, 2021 and year ended December 31, 2020, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, E D & F Man as of March 31, 2021 and December 31, 2020.

Offsetting of Financial Liabilities and Derivative Liabilities as of March 31, 2021

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Corn futures contracts	$21,476,335	$-	$21,476,335	$-	$147,865	$21,328,470

Offsetting of Financial Assets and Derivative Assets as of December 31, 2020

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Corn futures contracts	$20,154,606	-	$20,154,606	$-	$12,973,828	$7,180,778

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Three months ended March 31, 2021

Primary Underlying Risk	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$18,796,479	$1,321,729

Three months ended March 31, 2020

Primary Underlying Risk	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(1,579,104)	$(7,016,479)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for the futures contracts held was $161.9 million and $65.3 million, respectively, for the three months ended March 31, 2021 and March 31, 2020.

Note 6 – Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the three months ended March 31, 2021 and 2020. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended
	March 31, 2021	March 31, 2020
Per Share Operation Performance
Net asset value at beginning of period	$15.54	$14.82
Income (loss) from investment operations:
Investment income	0.01	0.06
Net realized and unrealized gain (loss) on commodity futures contracts	2.15	(1.80)
Total expenses, net	(0.09)	(0.13)
Net increase (decrease) in net asset value	2.07	(1.87)
Net asset value at end of period	$17.61	$12.95
Total Return	13.32%	(12.65%)
Ratios to Average Net Assets (Annualized)
Total expenses	2.57%	4.07%
Total expenses, net	2.26%	3.56%
Net investment loss	(2.06)%	(1.87%)

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

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended March 31, 2021 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than those noted below:

The impact of COVID-19 is evolving, and such events can be highly disruptive to economies and markets. The impact of COVID-19 to the Fund is described in more detail in Part 2 of this 10-Q.

The total net assets of the Fund increased by $56,527,239, or 34%, for the period March 31, 2021 to May 7, 2021. This was driven by a 30% increase in the NAV per share and a 3% increase in the shares outstanding.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Cash and cash equivalents	$82,658,915	$90,398,391
Interest receivable	5,072	5,478
Other assets	-	37
Equity in trading accounts:
Commodity futures contracts	6,399,714	15,124,226
Due from broker	2,240,865	-
Total equity in trading accounts	8,640,579	15,124,226
Total assets	91,304,566	105,528,132

Liabilities
Management fee payable to Sponsor	83,513	75,651
Other liabilities	26,797	18,602
Payable for purchases of commercial paper	-	4,997,451
Equity in trading accounts:
Due to broker	-	11,257,566
Total liabilities	110,310	16,349,270

Net assets	$91,194,256	$89,178,862

Shares outstanding	4,225,004	4,575,004

Shares authorized	16,200,000	17,100,000

Net asset value per share	$21.58	$19.49

Market value per share	$21.62	$19.47

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

SCHEDULE OF INVESTMENTS

March 31, 2021

(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X (cost: $7,480,222)	$7,480,222	8.20%	7,480,222
Goldman Sachs Financial Square Government Fund (cost: $1,156)	1,156	0.00	1,156
Total money market funds (cost: $7,481,378)	$7,481,378	8.20%

			Principal Amount
Commercial Paper
CNPC Finance (HK) Limited 0.180% (cost: $2,499,738 due 04/12/2021)	$2,499,863	2.74%	2,500,000
CNPC Finance (HK) Limited 0.180% (cost: $2,499,387 due 05/14/2021)	2,499,463	2.74	2,500,000
Conagra Brands, Inc. 0.208% (cost: $7,497,483 due 05/14/2021)	7,498,134	8.22	7,500,000
Enable Midstream Partners, LP 0.308% (cost: $7,494,225 due 05/11/2021)	7,497,433	8.22	7,500,000
General Motors Financial Company, Inc. 0.200% (cost: $4,998,250 due 04/30/2021)	4,999,195	5.48	5,000,000
Glencore Funding LLC 0.193% (cost: $2,498,913 due 04/12/2021)	2,499,852	2.74	2,500,000
Glencore Funding LLC 0.170% (cost: $2,499,304 due 04/08/2021)	2,499,917	2.74	2,500,000
Humana Inc. 0.185% (cost: $7,498,118 due 04/28/2021)	7,498,963	8.22	7,500,000
Jabil Inc. 0.431% (cost: $4,996,477 due 04/30/2021)	4,998,268	5.48	5,000,000
Total Commercial Paper (cost: $42,481,895)	$42,491,088	46.58%
Total Cash Equivalents	$49,972,466	54.78%

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures JUL21 (444 contracts)	$882,052	0.97%	$31,734,900
CBOT soybean futures NOV21 (438 contracts)	5,344,117	5.86	27,752,775
CBOT soybean futures NOV22 (551 contracts)	173,545	0.19	31,744,488
Total commodity futures contracts	$6,399,714	7.02%	$91,232,163

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

SCHEDULE OF INVESTMENTS

December 31, 2020

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X 0.04% (cost $8,227,242)	$8,227,242	9.23%	8,227,242
Blackrock Liquidity FedFund - Institutional Class 0.005% (cost $5,014,767)	5,014,767	5.62	5,014,767
Total money market funds (cost: $13,242,009)	$13,242,009	14.85%

			Principal Amount
Commercial Paper
Energy Transfer Operating, L.P. 0.421% (cost: $2,498,862 due 01/29/2021)	$2,499,183	2.80%	2,500,000
Energy Transfer Operating, L.P. 0.501% (cost: $2,498,924 due 02/05/2021)	2,498,924	2.80	2,500,000
General Motors Financial Company, Inc. 0.400% (cost: $2,497,945 due 01/04/2021)	2,499,917	2.81	2,500,000
Harley-Davidson Financial Services, Inc. 0.310% (cost: $2,498,407 due 01/05/2021)	2,499,914	2.81	2,500,000
Harley-Davidson Financial Services, Inc. 0.250% (cost: $4,996,875 due 01/11/2021)	4,999,653	5.61	5,000,000
Harley-Davidson Financial Services, Inc. 0.270% (cost: $1,999,025 due 01/20/2021)	1,999,715	2.24	2,000,000
Hyundai Capital America, Inc. 0.150% (cost: $2,499,198 due 02/01/2021)	2,499,677	2.80	2,500,000
Hyundai Capital America, Inc. 0.170% (cost: $2,499,245 due 02/03/2021)	2,499,611	2.80	2,500,000
Jabil Inc. 0.430% (cost: $2,498,627 due 01/29/2021)	2,499,164	2.80	2,500,000
Jabil Inc. 0.401% (cost: $2,498,528 due 02/26/2021)	2,498,528	2.80	2,500,000
Marathon Petroleum Corporation 0.350% (cost: $2,498,688 due 02/01/2021)	2,499,246	2.80	2,500,000
Marathon Petroleum Corporation 0.381% (cost: $2,498,074 due 02/26/2021)	2,498,522	2.80	2,500,000
Viatris Inc. 0.372% (cost: $2,498,529 due 02/26/2021)	2,498,555	2.80	2,500,000
Viatris Inc. 0.451% (cost: $2,497,219 due 03/22/2021)	2,497,500	2.80	2,500,000
Walgreens Boots Alliance, Inc. 0.246% (cost: $7,496,571 due 03/05/2021)	7,496,776	8.41	7,500,000
Total Commercial Paper (cost: $44,474,717)	$44,484,885	49.88%
Total Cash Equivalents	$57,726,894	64.73%

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

TEUCRIUM SOYBEAN FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2021	March 31, 2020
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$18,154,458	$(856,215)
Net change in unrealized depreciation on commodity futures contracts	(8,724,512)	(2,293,765)
Interest income	47,436	105,227
Total income (loss)	9,477,382	(3,044,753)

Expenses
Management fees	242,109	63,221
Professional fees	109,503	58,565
Distribution and marketing fees	225,016	92,158
Custodian fees and expenses	31,474	10,747
Business permits and licenses fees	14,527	3,793
General and administrative expenses	17,114	5,690
Total expenses	639,743	234,174

Expenses waived by the Sponsor	(62,577)	(29,971)

Total expenses, net	577,166	204,203

Net income (loss)	$8,900,216	$(3,248,956)

Net income (loss) per share	$2.09	$(1.85)
Net income (loss) per weighted average share	$1.87	$(1.89)
Weighted average shares outstanding	4,755,560	1,718,960

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2021	March 31, 2020
Operations
Net income (loss)	$8,900,216	$(3,248,956)
Capital transactions
Issuance of Shares	18,716,075	1,109,288
Redemption of Shares	(25,600,897)	(3,943,558)
Total capital transactions	(6,884,822)	(2,834,270)
Net change in net assets	2,015,394	(6,083,226)

Net assets, beginning of period	$89,178,862	$28,135,131

Net assets, end of period	$91,194,256	$22,051,905

Net asset value per share at beginning of period	$19.49	$15.85

Net asset value per share at end of period	$21.58	$14.00

Creation of Shares	900,000	75,000
Redemption of Shares	1,250,000	275,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2021	March 31, 2020
Cash flows from operating activities:
Net income (loss)	$8,900,216	$(3,248,956)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net change in unrealized depreciation on commodity futures contracts	8,724,512	2,293,765
Changes in operating assets and liabilities:
Due from broker	(2,240,865)	(1,558,755)
Interest receivable	406	(1,275)
Other assets	37	(47,864)
Due to broker	(11,257,566)	(643,808)
Management fee payable to Sponsor	7,862	(3,286)
Payable for purchases of commercial paper	(4,997,451)	-
Other liabilities	8,195	(7,871)
Net cash used in operating activities	(854,654)	(3,218,050)

Cash flows from financing activities:
Proceeds from sale of Shares	18,716,075	1,109,288
Redemption of Shares	(25,600,897)	(3,943,558)
Net cash used in financing activities	(6,884,822)	(2,834,270)

Net change in cash and cash equivalents	(7,739,476)	(6,052,320)
Cash and cash equivalents, beginning of period	90,398,391	27,874,691
Cash and cash equivalents, end of period	$82,658,915	$21,822,371

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

March 31, 2021

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year ending December 31, 2021.

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

Note 2 – Principal Contracts and Agreements

The Sponsor employs U.S. Bancorp Fund Services, LLC, doing business as U.S. Bank Global Fund Services ("Global Fund Services"), for Transfer Agency, Fund Accounting and Fund Administration services. The principal address for Global Fund Services is 615 E. Michigan Street, Milwaukee, WI 53202.

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

E D & F Man Capital Markets, Inc. (“E D & F Man”) serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. E D & F Man is registered as a futures commission merchant (“FCM”) with the U.S. CFTC and is a member of the NFA. E D & F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of FINRA. E D & F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar and Wheat Futures Contracts E D & F Man is paid $9.00 per round turn. Prior to August 21, 2019, these expenses were recorded in brokerage commissions on the statements of operations. Beginning on August 21, 2019, these expenses were recognized on a per-trade basis. The half-turn is recognized as an unrealized loss on the statements of operations for contracts that have been purchased since the change in recognition, and a full turn is recognized as a realized loss on the statements of operations when a contract is sold. A summary of these expenses is included below.

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

The Sponsor employs Thales Capital Partners LLC (Thales) for distribution and solicitation-related services. Thales is registered as a Broker-Dealer with the SEC and a member of Financial Industry Regulatory Authority (FINRA) and the Securities Investor Protection Corporation (“SIPC”). Thales receives an annual fee of $90,000 and an additional 0.0015% of average daily net assets in referred accounts for distribution and solicitation-related services. This additional fee is determined by an agreed upon level of assets at the time of signing the contract. These services are recorded in distribution and marketing fees on the statements of operations. A summary of these expenses is included below:

	Three months ended March 31, 2021	Three months ended March 31, 2020
Amount Recognized for Custody Services	$31,474	$10,747
Amount of Custody Services Waived	$-	$-

Amount Recognized for Distribution Services	$14,613	$6,883
Amount of Distribution Services Waived	$6,017	$-

Amount Recognized for Wilmington Trust	$-	$-
Amount of Wilmington Trust Waived	$-	$-

Amount Recognized for Thales	$24,352	$3,501
Amount of Thales Waived	$-	$-

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as detailed in the Financial Accounting Standards Board’s Accounting Standards Codification.

Revenue Recognition

Commodity futures contracts are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized appreciation or depreciation on commodity futures contracts are reflected in the statements of operations as the difference between the original contract amount and the fair market value as of the last business day of the year or as of the last date of the financial statements. Changes in the appreciation or depreciation between periods are reflected in the statements of operations. The Fund seeks to earn interest on its assets denominated in U.S. dollars on deposits with the Futures Commission Merchant. In addition, the Fund seeks to earn interest on funds held at the custodian and other financial institutions at prevailing market rates for such investments.

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

Brokerage Commissions

Beginning on August 21, 2019, the Sponsor began recognizing the expense for brokerage commissions for futures contract trades on a per-trade basis. Prior to the change, brokerage commissions on all open commodity futures contracts were accrued on the trade date and on a full-turn basis. The below table shows the amounts included on the statements of operations as total brokerage commissions paid inclusive of unrealized loss as of March 31, 2021.

SOYB
Three Months Ended March 31, 2021	$15,192
Three Months Ended March 31, 2020	$4,454

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2018 to 2020, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2021 and for the years ended December 31, 2020, 2019, and 2018. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three months ended March 31, 2021 and 2020.

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

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with maturity dates of 90 days or less when acquired. The Trust reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short term maturities. Each Fund that is a series of the Trust has the balance of its cash equivalents on deposit with financial institutions. The Trust holds a balance in money market funds that is included in cash and cash equivalents on the statements of assets and liabilities. The Sponsor invests a portion of the available cash for the Funds in alternative demand deposit savings accounts, which is classified as cash and not as cash equivalents. Assets deposited with the bank may, at times, exceed federally insured limits. The Sponsor invests a portion of the available cash for the Funds in investment grade commercial paper with durations of 90 days or less, which is classified as a cash equivalent and is not FDIC insured. The Sponsor may invest a portion of the cash held by the FCM in short term Treasury Bills as collateral for open futures contracts, which is classified as a cash equivalent and is not FDIC insured.

	March 31, 2021	December 31, 2020
Money Market Funds	$7,481,378	$13,242,009
Demand Deposit Savings Accounts	32,686,449	32,671,497
Commercial Paper	42,491,088	44,484,885
Total cash and cash equivalents as presented on the Statement of Assets and Liabilities	$82,658,915	$90,398,391

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

Margin is the minimum amount of funds that must be deposited by a commodity interest trader with the trader’s broker to initiate and maintain an open position in futures contracts. A margin deposit acts to assure the trader’s performance of the futures contracts purchased or sold. Futures contracts are customarily bought and sold on initial margin that represents a very small percentage of the aggregate purchase or sales price of the contract. Because of such low margin requirements, price fluctuations occurring in the futures markets may create profits and losses that, in relation to the amount invested, are greater than customary in other forms of investment or speculation. As discussed below, adverse price changes in the futures contract may result in margin requirements that greatly exceed the initial margin. In addition, the amount of margin required in connection with a particular futures contract is set from time to time by the exchange on which the contract is traded and may be modified from time to time by the exchange during the term of the contract. Brokerage firms, such as the Fund’s clearing brokers, carrying accounts for traders in commodity interest contracts generally require higher amounts of margin as a matter of policy to further protect themselves. Over the counter trading generally involves the extension of credit between counterparties, so the counterparties may agree to require the posting of collateral by one or both parties to address credit exposure.

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

	Three months ended March 31, 2021	Three months ended March 31, 2020
Recognized Related Party Transactions	$160,121	$92,650
Waived Related Party Transactions	$24,345	$9,971

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

SOYB
Three months ended March 31, 2021	$62,577
Three months ended March 31, 2020	$29,971

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

On March 31, 2021 and December 31, 2020, in the opinion of the Trust and the Fund, the reported value at the close of the market for each commodity contract fairly reflected the value of the futures and no alternative valuations were required except for the Jul21 CBOT soybean futures and the Nov21 CBOT soybean futures, which settled in a “limit up” condition on March 31, 2021. Therefore, the Trust and SOYB have used alternative verifiable sources to value these contracts on March 31, 2021 and the financial statements have been adjusted accordingly. The adjustment in SOYB has resulted in a $279,750 increase in the unrealized change in commodity futures contracts in excess of report CBOT values and have classified these as a Level 2 asset for the period ended March 31,2021. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of March 31, 2021 and December 31, 2020:

March 31, 2021

Assets:	Level 1	Level 2	Level 3	Balance as of March 31, 2021
Cash Equivalents	$49,972,466	$-	$-	$49,972,466
Soybean futures contracts	173,545	6,226,169	-	6,399,714
Total	$50,146,011	$6,226,169	$-	$56,372,180

December 31, 2020

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2020
Cash Equivalents	$57,726,894	$-	$-	$57,726,894
Soybean futures contracts	15,124,226	-	-	15,124,226
Total	$72,851,120	$-	$-	$72,851,120

For the three months ended March 31, 2021 and year ended December 31, 2020, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy, except for the Jul21 CBOT soybean futures, and the Nov21 CBOT soybean futures, which settled in a “limit up” condition on March 31, 2021 and were reflected as a Level 2 asset for the period ended March 31, 2021.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the three months ended March 31, 2021 and year ended December 31, 2020, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, E D & F Man as of March 31, 2021 and December 31, 2020.

Offsetting of Financial Liabilities and Derivative Liabilities as of March 31, 2021

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Soybean futures contracts	$6,399,714	$-	$6,399,714	$-	$-	$6,399,714

Offsetting of Financial Assets and Derivative Assets as of December 31, 2020

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Soybean futures contracts	$15,124,226	$-	$15,124,226	$-	$11,257,566	$3,866,660

The following is a summary of realized and unrealized gains and losses of the derivative instruments utilized by the Fund:

Three months ended March 31, 2021

Primary Underlying Risk	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Soybean futures contracts	$18,154,458	$(8,724,512)

Three months ended March 31, 2020

Primary Underlying Risk	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Soybean futures contracts	$(856,215)	$(2,293,765)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $97.1 million and $24.1 million, respectively for the three months ended March 31, 2021 and March 31, 2020.

Note 6 – Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the three months ended March 31, 2021 and 2020. This information has been derived from information presented in the financial statements. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended
	March 31, 2021	March 31, 2020
Per Share Operation Performance
Net asset value at beginning of period	$19.49	$15.85
Income (loss) from investment operations:
Investment income	0.01	0.06
Net realized and unrealized gain (loss) on commodity futures contracts	2.20	(1.79)
Total expenses, net	(0.12)	(0.12)
Net increase (decrease) in net asset value	2.09	(1.85)
Net asset value at end of period	$21.58	$14.00
Total Return	10.73%	(11.67%)
Ratios to Average Net Assets (Annualized)
Total expenses	2.64%	3.70%
Total expenses, net	2.38%	3.23%
Net investment loss	(2.18%)	(1.57%)

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

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended March 31, 2021 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than those noted below:

The impact of COVID-19 is evolving rapidly, and such events can be highly disruptive to economies and markets. The impact of COVID-19 to the Fund is described in more detail in Part 2 of this 10-Q.

TEUCRIUM SUGAR FUND

STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Cash and cash equivalents	$14,371,866	$11,849,332
Interest receivable	812	904
Equity in trading accounts:
Commodity futures contracts	1,161,729	1,407,703
Due from broker	141,429	-
Total equity in trading accounts	1,303,158	1,407,703
Total assets	15,675,836	13,257,939

Liabilities
Management fee payable to Sponsor	13,133	10,292
Other liabilities	15,892	5,895
Equity in trading accounts:
Commodity futures contracts	360,868	-
Due to broker	-	475,661
Total equity in trading accounts	360,868	475,661
Total liabilities	$389,893	$491,848

Net assets	$15,285,943	$12,766,091

Shares outstanding	2,175,004	1,900,004

Shares authorized	22,875,000	23,150,000

Net asset value per share	$7.03	$6.72

Market value per share	$7.03	$6.75

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

SCHEDULE OF INVESTMENTS

March 31, 2021

(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X (cost $4,169,159)	$4,169,159	27.27%	4,169,159
Goldman Sachs Financial Square Government Fund (cost: $4,132)	4,132	0.03	4,132
Total money market funds (cost: $4,173,291)	$4,173,291	27.30%

			Principal Amount
Commercial Paper
Harley-Davidson Financial Services, Inc. 0.246% (cost: $2,499,214 due 05/04/2021)	$2,499,437	16.35%	2,500,000
FMC Corporation 0.200% (cost: $2,499,431 due 04/29/2021)	2,499,611	16.36	2,500,000
Total Commercial Paper (cost: $4,998,645)	$4,999,048	32.71%
Total cash equivalents	$9,172,339	60.01%

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States sugar futures contracts
ICE sugar futures JUL21 (323 contracts)	$416,153	2.72%	$5,343,195
ICE sugar futures MAR22 (318 contracts)	745,576	4.88	5,356,647
Total commodity futures contracts	$1,161,729	7.60%	$10,699,842

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States sugar futures contracts
ICE sugar futures OCT21 (277 contracts)	$360,868	2.36%	$4,585,347

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

SCHEDULE OF INVESTMENTS

December 31, 2020

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X (cost $4,134,293)	$4,134,293	32.38%	4,134,293
Blackrock Liquidity FedFund - Institutional Class (cost: $18,871)	18,871	0.15	18,871
Total Money Market Funds (cost: $4,153,164)	$4,153,164	32.53%

			Principal Amount
Commercial Paper
Energy Transfer Operating, L.P. 0.501% (cost: $2,498,889 due 1/29/2021)	$2,499,028	19.58%	2,500,000
Total Cash Equivalents	$6,652,192	52.11%

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

TEUCRIUM SUGAR FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2021	March 31, 2020
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain on commodity futures contracts	$1,253,480	$292,057
Net change in unrealized depreciation on commodity futures contracts	(606,842)	(2,155,945)
Interest income	6,388	42,971
Total income (loss)	$653,026	(1,820,917)

Expenses
Management fees	36,015	26,501
Professional fees	18,008	23,160
Distribution and marketing fees	33,075	45,334
Custodian fees and expenses	3,657	6,971
Business permits and licenses fees	18,345	18,590
General and administrative expenses	3,601	3,176
Other expenses	-	15
Total expenses	112,701	123,747

Expenses waived by the Sponsor	(26,490)	(37,353)

Total expenses, net	86,211	86,394

Net income (loss)	$566,815	$(1,907,311)

Net income (loss) per share	$0.31	$(1.55)
Net income (loss) per weighted average share	$0.28	$(1.25)
Weighted average shares outstanding	2,034,171	1,525,279

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2021	March 31, 2020
Operations
Net income (loss)	$566,815	$(1,907,311)
Capital transactions
Issuance of Shares	1,953,037	422,640
Redemption of Shares	-	(3,960,475)
Total capital transactions	1,953,037	(3,537,835)
Net change in net assets	2,519,852	(5,445,146)

Net assets, beginning of period	$12,766,091	$12,313,180

Net assets, end of period	$15,285,943	$6,868,034

Net asset value per share at beginning of period	$6.72	$7.04

Net asset value per share at end of period	$7.03	$5.49

Creation of Shares	275,000	75,000
Redemption of Shares	-	575,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2021	March 31, 2020
Cash flows from operating activities:
Net income (loss)	$566,815	$(1,907,311)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized depreciation on commodity futures contracts	606,842	2,155,945
Changes in operating assets and liabilities:
Due from broker	(141,429)	(1,764,665)
Interest receivable	92	(557)
Other assets	-	(17,090)
Due to broker	(475,661)	(237,908)
Management fee payable to Sponsor	2,841	(3,784)
Other liabilities	9,997	(517)
Net cash provided by (used in) operating activities	569,497	(1,775,887)

Cash flows from financing activities:
Proceeds from sale of Shares	1,953,037	422,640
Redemption of Shares	-	(3,960,475)
Net cash provided by (used in) financing activities	1,953,037	(3,537,835)

Net change in cash and cash equivalents	2,522,534	(5,313,722)
Cash and cash equivalents, beginning of period	11,849,332	12,215,795
Cash and cash equivalents, end of period	$14,371,866	$6,902,073

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

March 31, 2021

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year ending December 31, 2021.

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

Note 2 – Principal Contracts and Agreements

The Sponsor employs U.S. Bancorp Fund Services, LLC, doing business as U.S. Bank Global Fund Services ("Global Fund Services"), for Transfer Agency, Fund Accounting and Fund Administration services. The principal address for Global Fund Services is 615 E. Michigan Street, Milwaukee, WI 53202.

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

E D & F Man Capital Markets, Inc. (“E D & F Man”) serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. E D & F Man is registered as a futures commission merchant (“FCM”) with the U.S. CFTC and is a member of the NFA. E D & F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of FINRA. E D & F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar and Wheat Futures Contracts E D & F Man is paid $9.00 per round turn. Prior to August 21, 2019, these expenses were recorded in brokerage commissions on the statements of operations. Beginning on August 21, 2019, these expenses were recognized on a per-trade basis. The half-turn is recognized as an unrealized loss on the statements of operations for contracts that have been purchased since the change in recognition, and a full turn is recognized as a realized loss on the statements of operations when a contract is sold. A summary of these expenses is included below.

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

The Sponsor employs Thales Capital Partners LLC (Thales) for distribution and solicitation-related services. Thales is registered as a Broker-Dealer with the SEC and a member of Financial Industry Regulatory Authority (FINRA) and the Securities Investor Protection Corporation (“SIPC”). Thales receives an annual fee of $90,000 and an additional 0.0015% of average daily net assets in referred accounts for distribution and solicitation-related services. This additional fee is determined by an agreed upon level of assets at the time of signing the contract. These services are recorded in distribution and marketing fees on the statements of operations. A summary of these expenses is included below:

	Three months ended March 31, 2021	Three months ended March 31, 2020
Amount Recognized for Custody Services	$3,657	$6,971
Amount of Custody Services Waived	$55	$2,201

Amount Recognized for Distribution Services	$1,853	$3,027
Amount of Distribution Services Waived	$-	$1,213

Amount Recognized for Wilmington Trust	$-	$-
Amount of Wilmington Trust Waived	$-	$-

Amount Recognized for Thales	$3,042	$1,594
Amount of Thales Waived	$-	$-

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

Brokerage Commissions

Beginning on August 21, 2019, the Sponsor began recognizing the expense for brokerage commissions for futures contract trades on a per-trade basis. Prior to the change, brokerage commissions on all open commodity futures contracts were accrued on the trade date and on a full-turn basis. The below table shows the amounts included on the statements of operations as total brokerage commissions paid inclusive of unrealized loss as of March 31, 2021.

CANE
Three Months Ended March 31, 2021	$3,476
Three Months Ended March 31, 2020	$3,075

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2018 to 2020, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for tax benefits as of March 31, 2021 and for the years ended December 31, 2020, 2019 and 2018. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three months ended March 31, 2021 and 2020.

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

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with maturity dates of 90 days or less when acquired. The Trust reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short term maturities. Each Fund that is a series of the Trust has the balance of its cash equivalents on deposit with financial institutions. The Trust holds a balance in money market funds that is included in cash and cash equivalents on the statements of assets and liabilities. The Sponsor invests a portion of the available cash for the Funds in alternative demand deposit savings accounts, which is classified as cash and not as cash equivalents. Assets deposited with the bank may, at times, exceed federally insured limits. The Sponsor invests a portion of the available cash for the Funds in investment grade commercial paper with durations of 90 days or less, which is classified as a cash equivalent and is not FDIC insured. The Sponsor may invest a portion of the cash held by the broker in short term Treasury Bills as collateral for open futures contracts, which is classified as a cash equivalent and is not FDIC insured.

	March 31, 2021	December 31, 2020
Money Market Funds	$4,173,291	$4,153,164
Demand Deposit Savings Accounts	5,199,527	5,197,140
Commercial Paper	4,999,048	2,499,028
Total cash and cash equivalents as presented on the Statement of Assets and Liabilities	$14,371,866	$11,849,332

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

Margin is the minimum amount of funds that must be deposited by a commodity interest trader with the trader’s broker to initiate and maintain an open position in futures contracts. A margin deposit acts to assure the trader’s performance of the futures contracts purchased or sold. Futures contracts are customarily bought and sold on initial margin that represents a very small percentage of the aggregate purchase or sales price of the contract. Because of such low margin requirements, price fluctuations occurring in the futures markets may create profits and losses that, in relation to the amount invested, are greater than customary in other forms of investment or speculation. As discussed below, adverse price changes in the futures contract may result in margin requirements that greatly exceed the initial margin. In addition, the amount of margin required in connection with a particular futures contract is set from time to time by the exchange on which the contract is traded and may be modified from time to time by the exchange during the term of the contract. Brokerage firms, such as the Fund’s clearing brokers, carrying accounts for traders in commodity interest contracts generally require higher amounts of margin as a matter of policy to further protect themselves. Over the counter trading generally involves the extension of credit between counterparties, so the counterparties may agree to require the posting of collateral by one or both parties to address credit exposure.

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

	Three months ended March 31, 2021	Three months ended March 31, 2020
Recognized Related Party Transactions	$20,250	$41,198
Waived Related Party Transactions	$8,810	$10,139

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

CANE
Three months ended March 31, 2021	$26,490
Three months ended March 31, 2020	$37,353

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

On March 31, 2021 and December 31, 2020, in the opinion of the Trust and the Fund, the reported value of the Sugar Futures Contracts traded on the ICE fairly reflected the value of the Sugar Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

For the three months ended March 31, 2021 and year ended December 31, 2020, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of March 31, 2021 and December 31, 2020:

March 31, 2021

Assets:	Level 1	Level 2	Level 3	Balance as of March 31, 2021
Cash Equivalents	$9,172,339	$-	$-	$9,172,339
Sugar Futures Contracts	1,161,729	-	-	1,161,729
Total	$10,334,068	$-	$-	$10,334,068

Liabilities:	Level 1	Level 2	Level 3	Balance as of March 31, 2021
Sugar Futures Contracts	$360,868	$-	$-	$360,868

December 31, 2020

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2020
Cash Equivalents	$6,652,192	$-	$-	$6,652,192
Sugar Futures Contracts	1,407,703	-	-	1,407,703
Total	$8,059,895	$-	$-	$8,059,895

For the three months ended March 31, 2021 and year ended December 31, 2020, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the three months ended March 31, 2021 and year ended December 31, 2020, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, E D & F Man as of March 31, 2021 and December 31, 2020.

Offsetting of Financial Assets and Derivative Assets as of March 31, 2021

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Sugar futures contracts	$1,161,729	$-	$1,161,729	$360,868	$-	$800,861

Offsetting of Financial Liabilities and Derivative Liabilities as of March 31, 2021

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity Price
Sugar futures contracts	$360,868	$-	$360,868	$360,868	$-	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2020

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Sugar futures contracts	$1,407,703	$-	$1,407,703	$-	$475,661	$932,042

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Three months ended March 31, 2021

Primary Underlying Risk	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Sugar futures contracts	$1,253,480	$(606,842)

Three months ended March 31, 2020

Primary Underlying Risk	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Sugar futures contracts	$292,057	$(2,155,945)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held were $14.9 million and $9.7 million, respectively, for the three months ended March 31, 2021 and March 31, 2020.

Note 6 – Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the three months ended March 31, 2021 and 2020. This information has been derived from information presented in the financial statements. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended
	March 31, 2021	March 31, 2020
Per Share Operation Performance
Net asset value at beginning of period	$6.72	$7.04
Income (loss) from investment operations:
Investment income	-	0.03
Net realized and unrealized gain (loss) on commodity futures contracts	0.35	(1.52)
Total expenses, net	(0.04)	(0.06)
Net increase (decrease) in net asset value	0.31	(1.55)
Net asset value at end of period	$7.03	$5.49
Total Return	4.60%	(21.91%)
Ratios to Average Net Assets (Annualized)
Total expenses	3.13%	4.67%
Total expenses, net	2.39%	3.26%
Net investment loss	(2.21%)	(1.64%)

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

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended March 31, 2021 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than those noted below:

The impact of COVID-19 is evolving, and such events can be highly disruptive to economies and markets. The impact of COVID-19 to the Fund is described in more detail in Part 2 of this 10-Q.

The total net assets of the Fund increased by $4,218,732, or 28%, for the period March 31, 2021 to May 7, 2021. This was driven by a 18% increase in the NAV per share and an 8% increase in the shares outstanding.

TEUCRIUM WHEAT FUND

STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Cash and cash equivalents	$73,725,936	$68,946,725
Interest receivable	3,727	3,257
Capital shares receivable	-	307,830
Equity in trading accounts:
Commodity futures contracts	1,850,973	5,738,162
Due from broker	6,421,744	-
Total equity in trading accounts	8,272,717	5,738,162
Total assets	$82,002,380	$74,995,974

Liabilities
Payable for shares redeemed	-	2,462,640
Management fee payable to Sponsor	71,386	60,902
Other liabilities	40,138	24,751
Equity in trading accounts:
Commodity futures contracts	1,168,484	-
Due to broker	-	2,571,103
Total equity in trading accounts	1,168,484	2,571,103
Total liabilities	$1,280,008	$5,119,396

Net assets	$80,722,372	$69,876,578

Shares outstanding	13,475,004	11,350,004

Shares authorized	34,850,000	37,650,000

Net asset value per share	$5.99	$6.16

Market value per share	$6.01	$6.19

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

SCHEDULE OF INVESTMENTS
March 31, 2021

(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X (cost: $10,990,774)	$10,990,774	13.62%	10,990,774
Goldman Sachs Financial Square Government Fund (cost: $3,726)	3,726	0.00	3,726
Total money market funds (cost: $10,994,500)	$10,994,500	13.62%

			Principal Amount
Commercial Paper
CNPC Finance (HK) Limited 0.180% (cost: $2,499,388 due 05/14/2021)	$2,499,463	3.10%	2,500,000
Conagra Brands, Inc. 0.208% (cost: $2,499,162 due 05/14/2021)	2,499,379	3.09	2,500,000
Enable Midstream Partners, LP 0.308% (cost: $2,498,075 due 05/11/2021)	2,499,144	3.09	2,500,000
Enable Midstream Partners, LP 0.300% (cost: $2,498,417 due 05/19/2021)	2,499,000	3.09	2,500,000
General Motors Financial Company, Inc. 0.240% (cost: $2,498,817 due 04/08/2021)	2,499,883	3.10	2,500,000
General Motors Financial Company, Inc. 0.180% (cost: $2,499,438 due 04/12/2021)	2,499,863	3.10	2,500,000
General Motors Financial Company, Inc. 0.170% (cost: $2,499,622 due 04/06/2021)	2,499,941	3.10	2,500,000
Glencore Funding LLC 0.170% (cost: $2,499,304 due 04/08/2021)	2,499,917	3.10	2,500,000
Harley-Davidson Financial Services, Inc. 0.220% (cost: $2,498,671 due 04/05/2021)	2,499,939	3.10	2,500,000
Harley-Davidson Financial Services, Inc. 0.246% (cost: $4,998,429 due 05/04/2021)	4,998,873	6.19	5,000,000
Humana Inc. 0.185% (cost: $2,499,373 due 04/28/2021)	2,499,654	3.10	2,500,000
Jabil Inc. 0.451% (cost: $2,497,625 due 05/17/2021)	2,498,562	3.09	2,500,000
Marathon Petroleum Corporation 0.260% (cost: $2,499,495 due 04/28/2021)	2,499,513	3.10	2,500,000
WGL Holdings, Inc. 0.160% (cost: $4,998,779 due 04/08/2021)	4,999,845	6.19	5,000,000
Total Commercial Paper (Total cost: $39,984,593)	$39,992,976	49.54%
Total Cash Equivalents	$50,987,476	63.16%

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures DEC21 (906 contracts)	$1,850,973	2.29%	$28,267,200

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures JUL21 (917 contracts)	$85,401	0.11%	$28,232,138
CBOT wheat futures SEP21 (785 contracts)	1,083,083	1.34	24,227,062
Total commodity futures contracts	$1,168,484	1.45%	$52,459,200

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

SCHEDULE OF INVESTMENTS
December 31, 2020

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X (cost $16,214,175)	$16,214,175	23.20%	16,214,175
Blackrock Liquidity FedFund - Institutional Class (cost $13,227)	13,227	0.02	13,227
Total money market funds (cost: $16,227,402)	$16,227,402	23.22%

			Principal Amount
Commercial Paper
Energy Transfer Operating, L.P. 0.421% (cost: $2,498,863 due 01/29/2021)	$2,499,183	3.58%	2,500,000
Energy Transfer Operating, L.P. 0.501% (cost: $2,498,889 due 01/29/2021)	2,499,028	3.57	2,500,000
General Motors Financial Company, Inc. 0.400% (cost: $2,497,945 due 01/04/2021)	2,499,917	3.58	2,500,000
General Motors Financial Company, Inc. 0.411% (cost: $2,498,178 due 01/08/2021)	2,499,801	3.58	2,500,000
Harley-Davidson Financial Services, Inc. 0.250% (cost: $2,498,437 due 01/11/2021)	2,499,826	3.58	2,500,000
Hyundai Capital America, Inc. 0.170% (cost: $2,499,245 due 02/03/2021)	2,499,611	3.58	2,500,000
Jabil Inc. 0.430% (cost: $2,498,627 due 01/29/2021)	2,499,164	3.58	2,500,000
Jabil Inc. 0.501% (cost: $2,497,153 due 02/24/2021)	2,498,125	3.57	2,500,000
Marathon Petroleum Corporation 0.350% (cost: $4,997,375 due 02/01/2021)	4,998,493	7.15	5,000,000
Marathon Petroleum Corporation 0.381% (cost: $4,996,147 due 02/26/2021)	4,997,044	7.15	5,000,000
WGL Holdings, Inc. 0.200% (cost: $2,499,417 due 01/27/2021)	2,499,639	3.58	2,500,000
Walgreens Boots Alliance, Inc. 0.246% (cost: $2,498,857 due 03/05/2021)	2,498,926	3.58	2,500,000
Total Commercial Paper (cost: $34,979,133)	$34,988,757	50.08%
Total Cash Equivalents	$51,216,159	73.30%

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

TEUCRIUM WHEAT FUND
STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2021	March 31, 2020
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain on commodity futures contracts	$2,919,448	$453,307
Net change in unrealized depreciation on commodity futures contracts	(5,055,673)	(999,326)
Interest income	35,181	202,866
Total loss	(2,101,044)	(343,153)

Expenses
Management fees	194,308	123,845
Professional fees	76,397	76,784
Distribution and marketing fees	141,041	183,577
Custodian fees and expenses	19,431	22,292
Business permits and licenses fees	19,431	4,954
General and administrative expenses	9,679	16,100
Total expenses	460,287	427,552

Expenses waived by the Sponsor	(28,715)	-

Total expenses, net	431,572	427,552

Net loss	$(2,532,616)	$(770,705)

Net loss per share	$(0.17)	$(0.07)
Net loss per weighted average share	$(0.20)	$(0.09)
Weighted average shares outstanding	12,683,337	8,777,477

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	Three months ended	Three months ended
	March 31, 2021	March 31, 2020
Operations
Net loss	$(2,532,616)	$(770,705)
Capital transactions
Issuance of Shares	17,528,913	1,751,133
Redemption of Shares	(4,150,503)	(4,159,403)
Total capital transactions	13,378,410	(2,408,270)
Net change in net assets	10,845,794	(3,178,975)

Net assets, beginning of period	$69,876,578	$52,236,196

Net assets, end of period	$80,722,372	$49,057,221

Net asset value per share at beginning of period	$6.16	$5.84

Net asset value per share at end of period	$5.99	$5.77

Creation of Shares	2,800,000	300,000
Redemption of Shares	675,000	750,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended	Three months ended
	March 31, 2021	March 31, 2020
Cash flows from operating activities:
Net loss	$(2,532,616)	$(770,705)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized depreciation on commodity futures contracts	5,055,673	999,326
Changes in operating assets and liabilities:
Due from broker	(6,421,744)	-
Interest receivable	(470)	(2,858)
Other assets	-	(30,009)
Due to broker	(2,571,103)	(1,468,876)
Management fee payable to Sponsor	10,484	(3,296)
Other liabilities	15,387	(2,153)
Net cash used in operating activities	(6,444,389)	(1,278,571)

Cash flows from financing activities:
Proceeds from sale of Shares	17,836,743	1,751,133
Redemption of Shares	(6,613,143)	(4,159,403)
Net cash provided by (used in) financing activities	11,223,600	(2,408,270)

Net change in cash and cash equivalents	4,779,211	(3,686,841)
Cash and cash equivalents, beginning of period	68,946,725	51,467,643
Cash and cash equivalents, end of period	$73,725,936	$47,780,802

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

March 31, 2021
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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year ending December 31, 2021.

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

Note 2 – Principal Contracts and Agreements

The Sponsor employs U.S. Bancorp Fund Services, LLC, doing business as U.S. Bank Global Fund Services ("Global Fund Services"), for Transfer Agency, Fund Accounting and Fund Administration services. The principal address for Global Fund Services is 615 E. Michigan Street, Milwaukee, WI 53202.

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

E D & F Man Capital Markets, Inc. (“E D & F Man”) serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. E D & F Man is registered as a futures commission merchant (“FCM”) with the U.S. CFTC and is a member of the NFA. E D & F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of FNRA. E D & F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar and Wheat Futures Contracts E D & F Man is paid $9.00 per round turn. Prior to August 21, 2019, these expenses were recorded in brokerage commissions on the statements of operations. Beginning on August 21, 2019, these expenses were recognized on a per-trade basis. The half-turn is recognized as an unrealized loss on the statements of operations for contracts that have been purchased since the change in recognition, and a full turn is recognized as a realized loss on the statements of operations when a contract is sold. A summary of these expenses is included below.

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

The Sponsor employs Thales Capital Partners LLC (Thales) for distribution and solicitation-related services. Thales is registered as a Broker-Dealer with the SEC and a member of Financial Industry Regulatory Authority (FINRA) and the Securities Investor Protection Corporation (“SIPC”). Thales receives an annual fee of $90,000 and an additional 0.0015% of average daily net assets in referred accounts for distribution and solicitation-related services. This additional fee is determined by an agreed upon level of assets at the time of signing the contract. These services are recorded in distribution and marketing fees on the statements of operations. A summary of these expenses is included below:

	Three months ended March 31, 2021	Three months ended March 31, 2020
Amount Recognized for Custody Services	$19,431	$22,292
Amount of Custody Services Waived	$-	$-

Amount Recognized for Distribution Services	$9,176	$11,222
Amount of Distribution Services Waived	$-	$-

Amount Recognized for Wilmington Trust	$-	$-
Amount of Wilmington Trust Waived	$-	$-

Amount Recognized for Thales	$14,493	$5,890
Amount of Thales Waived	$-	$-

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

Brokerage Commissions

Beginning on August 21, 2019, the Sponsor began recognizing the expense for brokerage commissions for futures contract trades on a per-trade basis. Prior to the change, brokerage commissions on all open commodity futures contracts were accrued on the trade date and on a full-turn basis. The below table shows the amounts included on the statements of operations as total brokerage commissions paid inclusive of unrealized loss as of March 31, 2021.

WEAT
Three Months Ended March 31, 2021	$11,475
Three Months Ended March 31, 2020	$6,802

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2018 to 2020, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2021 and for the years ended December 31, 2020, 2019 and 2018. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three months ended March 31, 2021 and 2020.

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

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with maturity dates of 90 days or less when acquired. The Trust reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short term maturities. Each Fund that is a series of the Trust has the balance of its cash equivalents on deposit with financial institutions. The Trust holds a balance in money market funds that is included in cash and cash equivalents on the statements of assets and liabilities. The Sponsor invests a portion of the available cash for the Funds in alternative demand deposit savings accounts, which is classified as cash and not as cash equivalents. Assets deposited with the bank may, at times, exceed federally insured limits. The Sponsor invests a portion of the available cash for the Funds in investment grade commercial paper with durations of 90 days or less, which is classified as a cash equivalent and is not FDIC insured. The Sponsor may invest a portion of the cash held by the broker in short term Treasury Bills as collateral for open futures contracts, which is classified as a cash equivalent and is not FDIC insured.

	March 31, 2021	December 31, 2020
Money Market Funds	$10,994,500	$16,227,402
Demand Deposit Savings Accounts	22,738,460	17,730,566
Commercial Paper	39,992,976	34,988,757
Total cash and cash equivalents as presented on the Statement of Assets and Liabilities	$73,725,936	$68,946,725

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

Margin is the minimum amount of funds that must be deposited by a commodity interest trader with the trader’s broker to initiate and maintain an open position in futures contracts. A margin deposit acts to assure the trader’s performance of the futures contracts purchased or sold. Futures contracts are customarily bought and sold on initial margin that represents a very small percentage of the aggregate purchase or sales price of the contract. Because of such low margin requirements, price fluctuations occurring in the futures markets may create profits and losses that, in relation to the amount invested, are greater than customary in other forms of investment or speculation. As discussed below, adverse price changes in the futures contract may result in margin requirements that greatly exceed the initial margin. In addition, the amount of margin required in connection with a particular futures contract is set from time to time by the exchange on which the contract is traded and may be modified from time to time by the exchange during the term of the contract. Brokerage firms, such as the Fund’s clearing brokers, carrying accounts for traders in commodity interest contracts generally require higher amounts of margin as a matter of policy to further protect themselves. Over the counter trading generally involves the extension of credit between counterparties, so the counterparties may agree to require the posting of collateral by one or both parties to address credit exposure.

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

	Three months ended March 31, 2021	Three months ended March 31, 2020
Recognized Related Party Transactions	$100,871	$152,169
Waived Related Party Transactions	$14,699	$-

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

WEAT
Three months ended March 31, 2021	$28,715
Three months ended March 31, 2020	$-

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

On March 31, 2021 and December 31, 2020, in the opinion of the Trust and the Fund, the reported value of the Wheat Futures Contracts traded on the CBOT fairly reflected the value of the Wheat Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

For the quarter ending June 30, 2020, the DEC21 CBOT Wheat Futures Contracts traded on the CBOT did not, in the opinion of the Trust and WEAT, trade in an actively traded futures market as defined in the policy of the Trust and WEAT for the entire period during which they were held. Accordingly, the Trust and WEAT classified these as a Level 2 asset for the period ended June 30, 2020 due to the quarterly average daily volume for the contract. These Wheat contracts transferred back to a Level 1 asset for the period ended September 30, 2020.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of March 31, 2021 and December 31, 2020:

March 31, 2021

Assets:	Level 1	Level 2	Level 3	Balance as of March 31, 2021
Cash Equivalents	$50,987,476	$-	$-	$50,987,476
Wheat Futures contracts	1,850,973	-	-	1,850,973
Total	$52,838,449	$-	$-	$52,838,449

Liabilities:	Level 1	Level 2	Level 3	Balance as of March 31, 2021
Wheat Futures contracts	$1,168,484	$-	$-	$1,168,484

December 31, 2020

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2020
Cash Equivalents	$51,216,159	$-	$-	$51,216,159
Wheat Futures contracts	5,738,162	-	-	5,738,162
Total	$56,954,321	$-	$-	$56,954,321

For the three months ended March 31, 2021 and year ended December 31, 2020, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy, except for the DEC 21 CBOT Wheat contracts held by WEAT, which were reflected as a Level 2 asset for the period ended June 30, 2020 due to the quarterly average daily volume for the contract. These transferred back to a Level 1 asset for the period ended September 30, 2020.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the three months ended March 31, 2021 and for the year ended December 31, 2020, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, E D & F Man as of March 31, 2021 and December 31, 2020.

Offsetting of Financial Assets and Derivative Assets as of March 31, 2021

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Wheat futures contracts	$1,850,973	$-	$1,850,973	$1,168,484	$-	$682,489

Offsetting of Financial Liabilities and Derivative Liabilities as of March 31, 2021

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity Price
Wheat futures contracts	$1,168,484	$-	$1,168,484	$1,168,484	$-	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2020

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Wheat futures contracts	$5,738,162	-	$5,738,162	$-	$2,571,103	$3,167,059

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Three months ended March 31, 2021

Primary Underlying Risk	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Wheat futures contracts	$2,919,448	$(5,055,673)

Three months ended March 31, 2020

Primary Underlying Risk	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Wheat futures contracts	$453,307	$(999,326)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $80.6 million and $49.2 million, respectively, for the three months ended March 31, 2021 and March 31, 2020.

Note 6 – Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the three months ended March 31, 2021 and 2020. This information has been derived from information presented in the financial statements. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended
	March 31, 2021	March 31, 2020
Per Share Operation Performance
Net asset value at beginning of period	$6.16	$5.84
Income (loss) from investment operations:
Investment income	-	0.02
Net realized and unrealized loss on commodity futures contracts	(0.14)	(0.04)
Total expenses, net	(0.03)	(0.05)
Net decrease in net asset value	(0.17)	(0.07)
Net asset value at end of period	$5.99	$5.77
Total Return	(2.70)%	(1.11)%
Ratios to Average Net Assets (Annualized)
Total expenses	2.37%	3.45%
Total expenses, net	2.22%	3.45%
Net investment loss	(2.04)%	(1.81)%

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

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended March 31, 2021 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than those noted below:

The impact of COVID-19 is evolving rapidly, and such events can be highly disruptive to economies and markets. The impact of COVID-19 to the Fund is described in more detail in Part 2 of this 10-Q.

The total net assets of the Fund increased by $16,109,124, or 20%, for the period March 31, 2021 to May 7, 2021. This was driven by a combination of a 23% increase in the NAV per share and a 2% decrease in the shares outstanding.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Cash equivalents	$2,605	2,786
Interest receivable	1	-
Other assets	25	1
Equity in trading accounts:
Investments in securities, at fair value (cost $4,934,589 and $1,586,899 as of March 31, 2021 and December 31, 2020, respectively)	5,042,801	1,582,262
Total assets	5,045,432	1,585,049

Liabilities
Other liabilities	387	661

Net assets	$5,045,045	$1,584,388

Shares outstanding	225,002	75,002

Shares authorized	4,437,500	4,612,500

Net asset value per share	$22.42	$21.12

Market value per share	$22.37	$21.21

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

SCHEDULE OF INVESTMENTS

March 31, 2021

(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Exchange-traded funds
Teucrium Corn Fund	$1,308,617	25.94%	74,322
Teucrium Soybean Fund	1,289,646	25.56	59,749
Teucrium Sugar Fund	1,208,057	23.95	171,892
Teucrium Wheat Fund	1,236,481	24.51	206,407
Total exchange-traded funds (cost $4,934,589)	$5,042,801	99.96%

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X (cost $2,605)	$2,605	0.05%	2,605

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

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2021	March 31, 2020
Income
Realized and unrealized gain (loss) on trading of securities:
Realized loss on securities	$(48,360)	$(71,417)
Net change in unrealized appreciation (depreciation) on securities	112,849	(104,284)
Interest income	4	10
Total income (loss)	64,493	(175,691)

Expenses
Professional fees	2,919	2,574
Distribution and marketing fees	4,904	4,933
Custodian fees and expenses	676	534
Business permits and licenses fees	7,125	11,125
General and administrative expenses	443	324
Other expenses	-	4
Total expenses	16,067	19,494

Expenses waived by the Sponsor	(14,136)	(18,822)

Total expenses, net	1,931	672

Net income (loss)	$62,562	$(176,363)

Net income (loss) per share	$1.30	$(2.35)
Net income (loss) per weighted average share	$0.37	$(2.35)
Weighted average shares outstanding	166,946	75,002

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2021	March 31, 2020
Operations
Net income (loss)	$62,562	$(176,363)
Capital transactions
Issuance of Shares	3,966,335	-
Redemption of Shares	(568,240)	-
Total capital transactions	3,398,095	-
Net change in net assets	3,460,657	(176,363)

Net assets, beginning of period	$1,584,388	$1,478,780

Net assets, end of period	$5,045,045	$1,302,417

Net asset value per share at beginning of period	$21.12	$19.72

Net asset value per share at end of period	$22.42	$17.37

Creation of Shares	175,000	-
Redemption of Shares	25,000	-

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2021	March 31, 2020
Cash flows from operating activities:
Net income (loss)	62,562	$(176,363)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Net change in unrealized (appreciation) depreciation on securities	(112,849)	104,284
Changes in operating assets and liabilities:
Net sale of investments in securities	(3,347,690)	72,652
Interest receivable	(1)	1
Other assets	(24)	-
Other liabilities	(274)	671
Net cash (used in) provided by operating activities	(3,398,276)	1,245

Cash flows from financing activities:
Proceeds from sale of Shares	3,966,335	-
Redemption of Shares	(568,240)	-
Net cash provided by financing activities	3,398,095	-

Net change in cash equivalents	(181)	1,245
Cash equivalents, beginning of period	2,786	2,633
Cash equivalents, end of period	$2,605	$3,878

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

March 31, 2021

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

On April 22, 2011, a registration statement was filed with the Securities and Exchange Commission (“SEC”). On February 10, 2012, the Fund’s initial registration of 5,000,000 shares on Form S-1 was declared effective by the SEC. On March 28, 2012, the Fund listed its shares on the NYSE Arca under the ticker symbol “TAGS.” On the business day prior to that, the Fund issued 300,000 shares in exchange for $15,000,000 at the Fund’s initial NAV of $50 per share. The Fund also commenced investment operations on March 28, 2012 by purchasing shares of the Underlying Funds. On December 31, 2011, the Fund had two shares outstanding, which were owned by the Sponsor. The current registration statement for TAGS was declared effective on April 30, 2021.

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

While the Fund expects to maintain substantially all of its assets in shares of the Underlying Funds at all times, the Fund may hold some residual amount of assets in obligations of the United States government (“Treasury Securities”) or cash equivalents, and/or merely hold such assets in cash (generally in interest-bearing accounts). The Underlying Funds invest in Commodity Interests to the fullest extent possible without being leveraged or unable to satisfy their expected current or potential margin or collateral obligations with respect to their investments in Commodity Interests. After fulfilling such margin and collateral requirements, the Underlying Funds will invest the remainder of the proceeds from the sale of baskets in short term Treasury Securities or cash equivalents, and/or merely hold such assets in cash. Therefore, the focus of the Sponsor in managing the Underlying Funds is investing in Commodity Interests and in cash and/or cash equivalents. The Fund and Underlying Funds will seek to earn interest income from the short term Treasury Securities and/or cash equivalents that it purchases and on the cash, it holds through the Fund’s custodian.

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year ending December 31, 2021.

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

Note 2 – Principal Contracts and Agreements

The Sponsor employs U.S. Bancorp Fund Services, LLC, doing business as U.S. Bank Global Fund Services ("Global Fund Services"), for Transfer Agency, Fund Accounting and Fund Administration services. The principal address for Global Fund Services is 615 E. Michigan Street, Milwaukee, WI 53202.

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

E D & F Man Capital Markets, Inc. (“E D & F Man”) serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. E D & F Man is registered as a futures commission merchant (“FCM”) with the U.S. CFTC and is a member of the NFA. E D & F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of FNRA. E D & F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar and Wheat Futures Contracts E D & F Man is paid $9.00 per round turn. Prior to August 21, 2019, these expenses were recorded in brokerage commissions on the statements of operations. Beginning on August 21, 2019, these expenses were recognized on a per-trade basis. The half-turn is recognized as an unrealized loss on the statements of operations for contracts that have been purchased since the change in recognition, and a full turn is recognized as a realized loss on the statements of operations when a contract is sold. A summary of these expenses is included below.

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

The Sponsor employs Thales Capital Partners LLC (Thales) for distribution and solicitation-related services. Thales is registered as a Broker-Dealer with the SEC and a member of Financial Industry Regulatory Authority (FINRA) and the Securities Investor Protection Corporation (“SIPC”). Thales receives an annual fee of $90,000 and an additional 0.0015% of average daily net assets in referred accounts for distribution and solicitation-related services. This additional fee is determined by an agreed upon level of assets at the time of signing the contract. These services are recorded in distribution and marketing fees on the statements of operations. A summary of these expenses is included below:

	Three months ended March 31, 2021	Three months ended March 31, 2020
Amount Recognized for Custody Services	$676	$534
Amount of Custody Services Waived	$676	$534

Amount Recognized for Distribution Services	$345	$257
Amount of Distribution Services Waived	$187	$257

Amount Recognized for Wilmington Trust	$-	$-
Amount of Wilmington Trust Waived	$-	$-

Amount Recognized for Thales	$503	$130
Amount of Thales Waived	$503	$130

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2018 to 2020, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. This policy has been applied to all existing tax positions upon the Fund’s initial adoption. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2021 and for the years ended December 31, 2020, 2019 and 2018. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three months ended March 31, 2021 and 2020.

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

Cash Equivalents

Cash equivalents are highly liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has these balances of its assets on deposit with banks. Assets deposited with a financial institution may, at times, exceed federally insured limits. TAGS had a balance of $2,605 and $2,786 in money market funds at March 31, 2021 and December 31, 2020, respectively; these balances are included in cash equivalents on the statements of assets and liabilities.

Payable/Receivable for Securities Purchased/Sold

Due from/to broker for investments in securities are securities transactions pending settlement. The Fund is subject to credit risk to the extent any broker with whom it conducts business is unable to fulfill contractual obligations on its behalf. The management of the Fund monitors the financial condition of such brokers and does not anticipate any losses from these counterparties.

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

For purposes of determining the Fund’s NAV, the Fund’s investments in the Underlying Funds will be valued based on the Underlying Funds’ NAVs. In turn, in determining the value of the Futures Contracts held by the Underlying Funds, the Administrator will use the closing price on the exchange on which they are traded. The Administrator will determine the value of all other Funds and Underlying Fund investments as of the earlier of the close of the New York Stock Exchange or 4:00 p.m. (EST), in accordance with the current Services Agreement between the Administrator and the Trust. The value of over the counter Commodity Interests will be determined based on the value of the commodity or Futures Contract underlying such Commodity Interest, except that a fair value may be determined if the Sponsor believes that the Underlying Fund is subject to significant credit risk relating to the counterparty to such Commodity Interest. For purposes of financial statements and reports, the Sponsor will recalculate the NAV of an Underlying Fund where necessary to reflect the “fair value” of a Futures Contract held by an Underlying Fund when a Futures Contract held by an Underlying Fund closes at its price fluctuation limit for the day. Short term Treasury Securities held by the Fund or Underlying Funds will be valued by the Administrator using values received from recognized third-party vendors (such as Reuters) and dealer quotes. NAV will include any unrealized profit or loss on open Commodity Interests and any other credit or debit accruing to the Fund but unpaid or not received by the Fund.

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

	Three months ended March 31, 2021	Three months ended March 31, 2020
Recognized Related Party Transactions	$3,890	$3,465
Waived Related Party Transactions	$1,993	$3,465

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

TAGS
Three months ended March 31, 2021	$14,136
Three months ended March 31, 2020	$18,822

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

On March 31, 2021 the reported value at the close of the market for each commodity contract fairly reflected the value of the futures and no alternative valuations were required except for the July21 CBOT corn futures, Sep21 CBOT corn futures, Dec21 CBOT corn futures, Jul21 CBOT soybean futures, and the Nov21 CBOT soybean futures, which settled in a “limit up” condition on March 31, 2021. Therefore, the Trust, CORN, and SOYB have used alternative verifiable sources to value these contracts on March 31, 2021 and the financial statements of these funds including TAGS, due to the NAV adjustment for each of these Underlying Funds, have been adjusted accordingly. The adjustment in CORN and SOYB has resulted in a $30,191 increase in the investment in the Underlying Funds and have classified these as a Level 2 asset for the period ended March 31, 2021.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2. The following table presents information about the Fund’s assets and liabilities measured at fair value as of March 31, 2021 and December 31, 2020:

March 31, 2021

Assets:	Level 1	Level 2	Level 3	Balance as of March 31, 2021
Exchange Traded Funds	$2,444,538	$2,598,263	$-	$5,042,801
Cash Equivalents	2,605	-	-	2,605
Total	$2,447,143	$2,598,263	$-	$5,045,406

December 31, 2020

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2020
Exchange Traded Funds	$1,582,262	$-	$-	$1,582,262
Cash Equivalents	2,786	-	-	2,786
Total	$1,585,048	$-	$-	$1,585,048

On March 31, 2021 the reported value at the close of the market for each commodity contract fairly reflected the value of the futures and no alternative valuations were required except for the July21 CBOT corn futures, Sep21 CBOT corn futures, Dec21 CBOT corn futures, Jul21 CBOT soybean futures, and the Nov21 CBOT soybean futures, which settled in a “limit up” condition on March 31, 2021. Therefore, the Trust, CORN, and SOYB have used alternative verifiable sources to value these contracts on March 31, 2021 and the financial statements of these funds including TAGS, due to the NAV adjustment for each of these Underlying Funds, have been adjusted accordingly. The adjustment in CORN and SOYB has resulted in a $30,191 increase in the investment in the Underlying Funds and have classified these as a Level 2 asset for the period ended March 31, 2021.

For the year ended December 31, 2020, the Fund did not have any transfers between any of the level of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the three months ended March 31, 2021 and 2020. This information has been derived from information presented in the financial statements. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended
	March 31, 2021	March 31, 2020
Per Share Operation Performance
Net asset value at beginning of period	$21.12	$19.72
Income (loss) from investment operations:
Net realized and unrealized gain (loss) on investment transactions	1.31	(2.34)
Total expenses, net	(0.01)	(0.01)
Net increase (decrease) in net asset value	1.30	(2.35)
Net asset value at end of period	$22.42	$17.37
Total Return	6.14%	(11.93)%
Ratios to Average Net Assets (Annualized)
Total expenses	1.75%	5.51%
Total expenses, net	0.21%	0.19%
Net investment loss	(0.21)%	(0.19)%

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

Note 7 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended March 31, 2021 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than those noted below:

The impact of COVID-19 is evolving, and such events can be highly disruptive to economies and markets. The impact of COVID-19 to the Fund is described in more detail in Part 2 of this 10-Q.

The total net assets of the Fund increased by $4,062,229, or 81%, for the period March 31, 2021 to May 7, 2021. This was driven by a 20% increase in the NAV per share and a 50% increase in the shares outstanding.

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

On June 13, 2011, the initial Forms S-1 for CANE, SOYB, and WEAT were declared effective by the SEC. On September 16, 2011, two Creation Baskets were issued for each Fund, representing 100,000 shares and $2,500,000, for CANE, SOYB, and WEAT. On September 19, 2011, CANE, SOYB, and WEAT started trading on the NYSE Arca. The current registration statements for CANE was declared effective by the SEC on October 2, 2020 and SOYB was declared effective on August 24, 2020. The registration statements for SOYB and CANE registered an additional 15,000,000 shares each. The current registration statement for WEAT was declared effective on April 29, 2019. This registration statement for WEAT registered an additional 30,000,000 shares.

On February 10, 2012, the Form S-1 for TAGS was declared effective by the SEC. On March 27, 2012, six Creation Baskets for TAGS were issued representing 300,000 shares and $15,000,000. TAGS began trading on the NYSE Arca on March 28, 2012. The current registration statement for TAGS was declared effective by the SEC on April 30, 2021.

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

Each Benchmark is rebalanced periodically to ensure that each of the Benchmark Component Futures Contracts is weighted in the same proportion as in the investment objective for each Fund. The following tables reflect the March 31, 2021, Benchmark Component Futures Contracts weights for each of the Funds, the contract held is identified by the generally accepted nomenclature of contract month and year, which may differ from the month in which the contract expires:

CORN Benchmark Component Futures Contracts	Notional Value	Weight (%)

CBOT Corn Futures (2,103 contracts, JUL21)	$58,805,138	35%
CBOT Corn Futures (1,996 contracts, SEP21)	50,548,700	30
CBOT Corn Futures (2,418 contracts, DEC21)	58,817,850	35

Total at March 31, 2021	$168,171,688	100%

SOYB Benchmark Component Futures Contracts	Notional Value	Weight (%)

CBOT Soybean Futures (444 contracts, JUL21)	$31,734,900	35%
CBOT Soybean Futures (438 contracts, NOV21)	27,752,775	30
CBOT Soybean Futures (551 contracts, NOV22)	31,744,488	35

Total at March 31, 2021	$91,232,163	100%

CANE Benchmark Component Futures Contracts	Notional Value	Weight (%)

ICE Sugar Futures (323 contracts, JUL21)	$5,343,195	35%
ICE Sugar Futures (277 contracts, OCT21)	4,585,347	30
ICE Sugar Futures (318 contracts, MAR22)	5,356,647	35

Total at March 31, 2021	$15,285,189	100%

WEAT Benchmark Component Futures Contracts	Notional Value	Weight (%)

CBOT Wheat Futures (917 contracts, JUL21)	$28,232,138	35%
CBOT Wheat Futures (785 contracts, SEP21)	24,227,062	30
CBOT Wheat Futures (906 contracts, DEC21)	28,267,200	35

Total at March 31, 2021	$80,726,400	100%

TAGS Benchmark Component Futures Contracts	Fair Value	Weight (%)
Shares of Teucrium Corn Fund (74,322 shares)	$1,308,617	26%
Shares of Teucrium Soybean Fund (59,749 shares)	1,289,646	25
Shares of Teucrium Wheat Fund (206,407 shares)	1,236,481	25
Shares of Teucrium Sugar Fund (171,892 shares)	1,208,057	24

Total at March 31, 2021	$5,042,801	100%

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

The Funds seek to earn interest and other income (“interest income”) from cash equivalents that it purchases and, on the cash it holds through the Custodian or other financial institutions. The Sponsor anticipates that the interest income will increase the NAV of each Fund. The Funds apply the interest income to the acquisition of additional investments or use it to pay its expenses. If the Fund reinvests the earned interest income, it makes investments that are consistent with its investment objectives as disclosed. Any cash equivalent invested by a Fund will have original maturity dates of three months or less at inception. Any cash equivalent invested by a Fund will be deemed by the Sponsor to be of investment grade quality. As of March 31, 2021, available cash balances in each of the Funds were invested in the First American Government Obligations Fund – Class X, Goldman Sachs Financial Square Government Fund, in demand deposits at Mechanics Bank, Capital One, PNC and in commercial paper with maturities of ninety days or less. Additionally, the CORN, SOYB, CANE and WEAT Funds may invest a portion of the amount of funds required to be deposited with the FCM as initial margin in U.S. Treasury obligations with time to maturity of 90 days or less. The obligations are purchased and held in the respective Fund accounts through the FCM.

In managing the assets of the Funds, the Sponsor does not use a technical trading system that automatically issues buy and sell orders. Instead, the Sponsor will purchase or sell the specific underlying Commodity Interests with an aggregate market value that approximates the amount of cash received or paid upon the purchase or redemption of Shares.

The Sponsor anticipates managing the fund in a way that tracks the stated benchmark. The funds benchmarks does not hold spot futures and therefore does not anticipate letting the commodity Futures Contracts of any Fund expire, thus avoiding delivery of the underlying commodity. Instead, the Sponsor will close out existing positions, for instance, in response to ordinary scheduled changes in the Benchmark or, if at the Sponsor’s sole discretion, it otherwise determines it would be appropriate to do so, will reinvest the proceeds in new Commodity Interests. Positions may also be closed out to meet redemption orders, in which case the proceeds from closing the positions are not reinvested.

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

Performance Summary

This report covers the periods from January 1 to March 31, 2021 for each Fund. Total expenses are presented both gross and net of any expenses waived or paid by the Sponsor that would have been incurred by the Funds (“expenses waived by the Sponsor”).

CORN Per Share Operation Performance
Net asset value at beginning of period	$15.54
Income from investment operations:
Investment income	0.01
Net realized and unrealized gain on commodity futures contracts	2.15
Total expenses	(0.09)
Net increase in net asset value	2.07
Net asset value end of period	$17.61
Total Return	13.32%
Ratios to Average Net Assets (Annualized)
Total expenses	2.57%
Total expenses, net	2.26%
Net investment loss	(2.06)%

SOYB Per Share Operation Performance
Net asset value at beginning of period	$19.49
Income from investment operations:
Investment income	0.01
Net realized and unrealized gain on commodity futures contracts	2.20
Total expenses	(0.12)
Net increase in net asset value	2.09
Net asset value at end of period	$21.58
Total Return	10.72%
Ratios to Average Net Assets (Annualized)
Total expenses	2.64%
Total expenses, net	2.38%
Net investment loss	(2.18)%

CANE Per Share Operation Performance
Net asset value at beginning of period	$6.72
Income from investment operations:
Investment income	0.00
Net realized and unrealized gain on commodity futures contracts	0.35
Total expenses	(0.04)
Net increase in net asset value	0.31
Net asset value at end of period	$7.03
Total Return	4.60%
Ratios to Average Net Assets (Annualized)
Total expenses	3.13%
Total expenses, net	2.39%
Net investment loss	(2.21)%

WEAT Per Share Operation Performance
Net asset value at beginning of period	$6.16
Loss from investment operations:
Investment income	0.00
Net realized and unrealized loss on commodity futures contracts	(0.14)
Total expenses	(0.03)
Net decrease in net asset value	(0.17)
Net asset value at end of period	$5.99
Total Return	(2.70)%
Ratios to Average Net Assets (Annualized)
Total expenses	2.37%
Total expenses, net	2.22%
Net investment loss	(2.04)%

TAGS Per Share Operation Performance
Net asset value at beginning of period	$21.12
Income from investment operations:
Net realized and unrealized gain on investment transactions	1.31
Total expenses	(0.01)
Net increase in net asset value	1.30
Net asset value at end of period	$22.42
Total Return	6.13%
Ratios to Average Net Assets (Annualized)
Total expenses	1.75%
Total expenses, net	0.21%
Net investment loss	(0.21)%

Past performance of a Fund is not necessarily indicative of future performance.

Results of Operations

The following includes a section for each Fund of the Trust.

The discussion below addresses the material changes in the results of operations for the three months ended March 31, 2021 compared to the same period in 2020. The following includes a section for each Fund of the Trust for the periods in which each Fund was in operation. CORN, SOYB, WEAT, CANE and TAGS each operated for the entirety of all periods.

Total expenses for the current and comparative periods are presented both gross and net of any expenses waived or paid by the Sponsor that would have been incurred by the Funds (“expenses waived by the Sponsor”). For all expenses waived in 2020 and 2021, the Sponsor has determined that no reimbursement will be sought in future periods. “Total expenses, net” is after the impact of any expenses waived by the Sponsor, are presented in the same manner as previously reported. There is, therefore, no impact to or change in the Net gain or Net loss in any period for the Trust and each Fund as a result of this change in presentation.

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

On March 31, 2021, the Corn Fund held a total of CBOT Corn Futures contracts with a notional value of $168,171,688. The contracts had an asset fair value of $21,476,335. The weighting of the notional value of the contracts was weighted as follows: (1) 35% to the JUL21 contracts, the second to expire CBOT Corn Futures Contract, (2) 30% to SEP21 CBOT contracts, the third to expire CBOT Corn Futures Contract, and (3) 35% to DEC21 CBOT contracts, the CBOT Corn Futures Contract expiring in the December following the expiration month of the third to expire contract.

	Quarter Ending	Quarter Ending	Year Ending
	March 31, 2021	March 31, 2020	December 31, 2020
Total Net Assets	$168,150,971	$58,581,304	$138,289,537
Shares Outstanding	9,550,004	4,525,004	8,900,004
Net Asset Value per share	$17.61	$12.95	$15.54
Closing Price	$17.53	$12.96	$15.58

Total net assets for the Fund increased year over year by 187%, driven by a combination of an increase in total shares outstanding of 5,025,000 shares or 111% and an increase in the NAV per share of $4.66 or 36%. The net assets for the Fund increased by 22% when comparing March 31, 2021 to December 31, 2020. This increase in total net assets year over year, in the opinion of management, was generally due to weak corn prices during first half of 2020, followed by increased investor interest as China surfaced as a buyer of record amounts of US corn. This in turn drew down inventories followed by the USDA greatly reducing ending stocks for the current crop year.

For the Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

	Thee Months Ended	Thee Months Ended
	March 31, 2021	March 31, 2020
Average daily total net assets	$158,420,057	$68,694,135
Net realized and unrealized gain (loss) on futures contracts	$20,118,208	$(8,595,583)
Interest income earned on cash and cash equivalents	$77,560	$289,459
Annualized interest yield based on average daily total net assets	0.05%	0.42%
Net Income (Loss)	$19,311,842	$(8,914,161)
Weighted average share outstanding	9,441,115	4,834,619
Management Fees	$390,625	$170,797
Total gross fees and other expenses excluding management fees	$613,567	$524,347
Brokerage Commissions	$33,966	$15,154
Expenses waived by the Sponsor	$120,266	$87,107
Total expense ratio net of expenses waived by the Sponsor	2.26%	3.56%
Net investment loss	2.06%	1.87%
Creation of Shares	2,150,000	250,000
Redemption of Shares	1,500,000	800,000

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

The decrease in interest and other income year over year was due to the economic uncertainty of the COVID-19 pandemic and the significant decrease in the effective federal fund rates. As a result, the amount of interest income earned as a percentage of average daily total net assets was lower in the three months ended March 31, 2021, compared to the three months ended March 31, 2020. The Fund seeks to earn interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper.

The increase in management fee paid to the Sponsor for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was a result of higher average net assets. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets. Other than the management fee to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day to day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one year, or commitments regardless of the level of assets under management. The structure of the Fund and the nature of the expenses are such that as total net assets grow, there is a scalability of expenses that may allow the total expense ratio to be reduced. However, if total net assets for the Fund fall, the total expense ratio of the Fund will increase unless additional reductions are made by the Sponsor to the daily expense accruals. The Sponsor can elect to adjust the daily expense accruals at its discretion based on market conditions and other Fund considerations.

The increase in total gross fees and other expenses excluding management fees for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was generally due to the increase in average assets under management relative to the other Funds and the decrease in interest earnings, which are generally used to offset expenses. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The increase in total brokerage commissions for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, was primarily due to an increase in contracts purchased, liquidated, and rolled.

For the three months ended March 31, 2021, the Fund issued 2,150,000 shares and purchased 1,500,000 shares as part of creation baskets and purchased shares as part of redemption baskets. Shares outstanding increased by 5,025,000 shares or 111% for three months ended March 31, 2021 when compared to the same period in 2020. In total, the Fund issued 250,000 shares and purchased 800,000 shares for the three months ended March 31, 2020.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to March 31, 2021 and serves to illustrate the relative changes of these components.

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

On March 31, 2021, the Fund held a total of CBOT soybean futures contracts with a notional value of $91,232,163. The contracts had an asset fair value of $6,399,714. The weighting of the notional value of the contracts was weighted as follows: (1) 35% to JUL21 CBOT contracts, (2) 30% to NOV21 CBOT contracts, and (3) 35% to NOV22 CBOT contracts.

	Quarter Ending	Quarter Ending	Year Ending
	March 31, 2021	March 31, 2020	December 31, 2020
Total Net Assets	$91,194,256	$22,051,905	$89,178,862
Shares Outstanding	4,225,004	1,575,004	4,575,004
Net Asset Value per share	$21.58	$14.00	$19.49
Closing Price	$21.62	$14.05	$19.47

Total net assets for the Fund increased year over year by 314%, driven by a combination of an increase in total shares outstanding of 2,650,000 shares or 168% and an increase in the NAV per share of $7.58 or 54%. The net assets for the Fund increased by 2% when comparing March 31, 2021 to December 31, 2020. This increase year over year, in the opinion of management, was due to the relative low price of soybeans during the first half of 2020 compared to the last decade, followed by China purchasing record amounts of soybeans in the midst of rebuilding their hog herd post African Swine Flu. This in turn renewed investor focus on the agricultural commodity sector.

For the Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

	Thee Months Ended	Thee Months Ended
	March 31, 2021	March 31, 2020
Average daily total net assets	$98,188,591	$25,427,242
Net realized and unrealized gain (loss) on futures contracts	$9,429,946	$(3,149,980)
Interest income earned on cash and cash equivalents	$47,436	$105,227
Annualized interest yield based on average daily total net assets	0.05%	0.41%
Net Income (Loss)	$8,900,216	$(3,248,956)
Weighted average share outstanding	4,755,560	1,718,960
Management Fees	$242,109	$63,221
Total gross fees and other expenses excluding management fees	$397,634	$170,953
Brokerage Commissions	$3,477	$4,454
Expenses waived by the Sponsor	$62,577	$29,971
Total expense ratio net of expenses waived by the Sponsor	2.38%	3.23%
Net investment loss	2.18%	1.57%
Creation of Shares	900,000	75,000
Redemption of Shares	1,250,000	275,000

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

The decrease in interest and other income year over year was due to the economic uncertainty of the COVID-19 pandemic and the significant decrease in the effective federal fund rates. As a result, the amount of interest income earned as a percentage of average daily total net assets was lower in the three months ended March 31, 2021, compared to the three months ended March 31, 2020. The Fund seeks to earn interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper

The increase in management fee paid to the Sponsor for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was a result of higher average net assets. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets. Other than the management fee to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day to day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one year, or commitments regardless of the level of assets under management. The structure of the Fund and the nature of the expenses are such that as total net assets grow, there is a scalability of expenses that may allow the total expense ratio to be reduced. However, if total net assets for the Fund fall, the total expense ratio of the Fund will increase unless additional reductions are made by the Sponsor to the daily expense accruals. The Sponsor can elect to adjust the daily expense accruals at its discretion based on market conditions and other Fund considerations.

The increase in total gross fees and other expenses excluding management fees for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was generally due to the increase in average assets under management relative to the other Funds and the decrease in interest earnings, which are generally used to offset expenses. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The decrease in total brokerage commissions for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, was primarily due to an decrease in contracts purchased, liquidated, and rolled.

For the three months ended March 31, 2021, the Fund issued 900,000 shares and purchased 1,250,000 shares as part of creation baskets and purchased shares as part of redemption baskets. Shares outstanding increased by 2,650,000 shares or 168% for three months ended March 31, 2021 when compared to the same period in 2020. In total, the Fund issued 75,000 shares and purchased 275,000 shares for the three months ended March 31, 2020.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to March 31, 2021 and serves to illustrate the relative changes of these components.

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

On March 31, 2021, the Fund held a total of ICE sugar futures contracts with a notional value of $15,285,189. The contracts had an asset fair value of $1,161,729 and a liability fair value of $360,868. The weighting of the notional value of the contracts was weighted as follows: (1) 35% to the JUL21 ICE No 11 contracts, (2) 30% to the MAR22 ICE No 11 contracts, and (3) 35% to the OCT21 ICE No 11 contracts.

	Quarter Ending	Quarter Ending	Year Ending
	March 31, 2021	March 31, 2020	December 31, 2020
Total Net Assets	$15,285,943	$6,868,034	$12,766,091
Shares Outstanding	2,175,004	1,250,004	1,900,004
Net Asset Value per share	$7.03	$5.49	$6.72
Closing Price	$7.03	$5.46	$6.75

Total net assets for the Fund increased year over year by 123%, driven by a combination of an increase in total shares outstanding of 925,000 or 74% and an increase in the NAV per share of $1.53 or 28%. The net assets for the Fund increased by 14% when comparing March 31, 2021 to December 31, 2020. This increase was, in the opinion of management, due to the low price of sugar and record world demand relative to recent years, which accelerated investor interest.

For the Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

	Thee Months Ended	Thee Months Ended
	March 31, 2021	March 31, 2020
Average daily total net assets	$1,46,06,275	$1,06,58,779
Net realized and unrealized gain (loss) on futures contracts	$6,46,638	$(18,63,888)
Interest income earned on cash and cash equivalents	$6,388	$42,971
Annualized interest yield based on average daily total net assets	0.04%	0.40%
Net Income (Loss)	$5,66,815	$(19,07,311)
Weighted average share outstanding	20,34,171	15,25,279
Management Fees	$36,015	$26,501
Total gross fees and other expenses excluding management fees	$76,686	$97,246
Brokerage Commissions	$3,477	$3,075
Expenses waived by the Sponsor	$26,490	$37,353
Total expense ratio net of expenses waived by the Sponsor	2.39%	3.26%
Net investment loss	2.21%	1.64%
Creation of Shares	2,75,000	75,000
Redemption of Shares	-	5,75,000

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

The decrease in interest and other income year over year was due to the economic uncertainty of the COVID-19 pandemic and the significant decrease in the effective federal fund rates. As a result, the amount of interest income earned as a percentage of average daily total net assets was lower in the three months ended March 31, 2021, compared to the three months ended March 31, 2020. The Fund seeks to earn interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper.

The increase in management fee paid to the Sponsor for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was a result of higher average net assets. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets. Other than the management fee to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day to day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one year, or commitments regardless of the level of assets under management. The structure of the Fund and the nature of the expenses are such that as total net assets grow, there is a scalability of expenses that may allow the total expense ratio to be reduced. However, if total net assets for the Fund fall, the total expense ratio of the Fund will increase unless additional reductions are made by the Sponsor to the daily expense accruals. The Sponsor can elect to adjust the daily expense accruals at its discretion based on market conditions and other Fund considerations.

The increase in total gross fees and other expenses excluding management fees for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was generally due to the increase in average assets under management relative to the other Funds and the decrease in interest earnings, which are generally used to offset expenses. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The increase in total brokerage commissions for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, was primarily due to an increase in contracts purchased, liquidated, and rolled.

For the three months ended March 31, 2021, the Fund issued 275,000 shares and did not purchase any shares as part of creation baskets and purchased shares as part of redemption baskets. Shares outstanding increased by 925,000 shares or 74% for three months ended March 31, 2021 when compared to the same period in 2020. In total, the Fund issued 75,000 shares and purchased 575,000 shares for the three months ended March 31, 2020.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to March 31, 2021 and serves to illustrate the relative changes of these components.

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

On March 31, 2021, the Fund held a total of CBOT wheat futures contracts with a notional value of $80,726,400. The contracts had an asset fair value of $1,850,973 and a liability fair value of $1,168,484. The weighting of the notional value of the contracts was weighted as follows: (1) 35% to JUL21 CBOT contracts, (2) 30% to SEP21 CBOT contracts, and (3) 35% to DEC21 CBOT contracts.

	Quarter Ending	Quarter Ending	Year Ending
	March 31, 2021	March 31, 2020	December 31, 2020
Total Net Assets	$80,722,372	$49,057,221	$69,876,578
Shares Outstanding	13,475,004	8,500,004	11,350,004
Net Asset Value per share	$5.99	$5.77	$6.16
Closing Price	$6.01	$5.80	$6.19

Total net assets for the Fund increased year over year by 65%, driven by a combination of an increase in total shares outstanding of 4,975,000 or 59% and an increase in the NAV per share of $0.22 or 4%. The net assets for the Fund increased by 16% when comparing March 31, 2021 to December 31, 2020. This increase year over year, in the opinion of management, was due to concerns over reduced supplies due to the lowest planted acres in over 100 years and strong world demand; with both aiding in the drawdown of US ending stocks.

For the Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

	Thee Months Ended	Thee Months Ended
	March 31, 2021	March 31, 2020
Average daily total net assets	$78,802,918	$49,810,230
Net realized and unrealized gain (loss) on futures contracts	$(2,136,225)	$(546,019)
Interest income earned on cash and cash equivalents	$35,181	$202,866
Annualized interest yield based on average daily total net assets	0.04%	0.41%
Net Income (Loss)	$(2,532,616)	$(770,705)
Weighted average share outstanding	12,683,337	8,777,477
Management Fees	$194,308	$123,845
Total gross fees and other expenses excluding management fees	$265,979	$303,707
Brokerage Commissions	$11,475	$6,802
Expenses waived by the Sponsor	$28,715	$-
Total expense ratio net of expenses waived by the Sponsor	2.22%	3.45%
Net investment loss	2.04%	1.81%
Creation of Shares	2,800,000	300,000
Redemption of Shares	675,000	750,000

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

The decrease in interest and other income year over year was due to the economic uncertainty of the COVID-19 pandemic and the significant decrease in the effective federal fund rates. As a result, the amount of interest income earned as a percentage of average daily total net assets was lower in the three months ended March 31, 2021, compared to the three months ended March 31, 2020. The Fund seeks to earn interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper.

The increase in management fee paid to the Sponsor for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was a result of higher average net assets. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets. Other than the management fee to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day to day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one year, or commitments regardless of the level of assets under management. The structure of the Fund and the nature of the expenses are such that as total net assets grow, there is a scalability of expenses that may allow the total expense ratio to be reduced. However, if total net assets for the Fund fall, the total expense ratio of the Fund will increase unless additional reductions are made by the Sponsor to the daily expense accruals. The Sponsor can elect to adjust the daily expense accruals at its discretion based on market conditions and other Fund considerations.

The decrease in total gross fees and other expenses excluding management fees for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was generally due to an increase in expenses paid on behalf of the Sponsor. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The increase in total brokerage commissions for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, was primarily due to an increase in contracts purchased, liquidated, and rolled.

For the three months ended March 31, 2021, the Fund issued 2,800,000 shares and purchased 675,000 shares as part of creation baskets and purchased shares as part of redemption baskets. Shares outstanding increased by 4,975,000 shares or 59% for three months ended March 31, 2021 when compared to the same period in 2020. In total, the Fund issued 300,000 shares and purchased 750,000 shares for the three months ended March 31, 2020.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to March 31, 2021 and serves to illustrate the relative changes of these components.

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

On March 31, 2021, the Fund held: 1) 74,322 shares of CORN with a fair value of $1,308,617; 2) 206,407 shares of WEAT with a fair value of $1,236,481; 3) 59,749 shares of SOYB with a fair value of $1,289,646; and 4) 171,892 shares of CANE with a fair value of $1,208,057. The weighting on March 31, 2021 was 26% to CORN, 25% to WEAT, 25% to SOYB and 24% to CANE.

	Quarter Ending	Quarter Ending	Year Ending
	March 31, 2021	March 31, 2020	December 31, 2020
Total Net Assets	$5,045,045	$1,302,417	$1,584,388
Shares Outstanding	225,002	75,002	75,002
Net Asset Value per share	$22.42	$17.37	$21.12
Closing Price	$22.37	$16.97	$21.21

Total net assets for the Fund increased year over year by 287%, driven by a combination of an increase in shares outstanding of 150,000 shares or 200% and an increase in the NAV per share of $5.06 or 29%. The net assets for the Fund increased by 218% when comparing March 31, 2021 to December 31, 2020. Effective August 2, 2012 through April 9, 2018, the Fund was at 50,002 shares outstanding which represents a minimum number of shares and there could be no further redemptions until additional shares were created.

For the Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

	Thee Months Ended	Thee Months Ended
	March 31, 2021	March 31, 2020
Average daily total net assets	$3,730,705	$1,421,750
Net realized and unrealized gain (loss) on securities	$64,489	$(175,701)
Interest income earned on cash equivalents	$4	$10
Annualized interest yield based on average daily total net assets	0.00%	0.00%
Net Income (Loss)	$62,562	$(176,363)
Weighted average share outstanding	166,946	75,002
Total gross fees and other expenses	$16,067	$19,494
Brokerage Commissions	$-	$1
Expenses waived by the Sponsor	$14,136	$18,822
Total expense ratio net of expenses waived by the Sponsor	0.21%	0.19%
Net investment loss	0.21%	0.19%
Creation of Shares	175,000	-
Redemption of Shares	25,000	-

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

The decrease in total gross fees and other expenses for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was generally due to an increase in fees waived on behalf of the Sponsor. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to March 31, 2021 and serves to illustrate the relative changes of these components.

Market Outlook

The Corn Market

Corn is currently the most widely produced livestock feed grain in the United States. The two largest demands for the United States’ corn crop are livestock feed and ethanol production. Corn is also processed into food and industrial products, including starch, sweeteners, corn oil, beverages and industrial alcohol. The United States Department of Agriculture (“USDA”) publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide corn production and consumption, and for other grains such as soybeans and wheat which can be used in some cases as a substitute for corn. These reports are available on the USDA’s website, www.usda.gov, at no charge. The outlook provided below is from the April 9, 2021 USDA report.

The United States is the world’s leading producer and exporter of corn. For the Crop Year 2020-21, the United States Department of Agriculture (“USDA”) estimates that the U.S. will produce approximately 32% of all the corn globally, of which about 19% will be exported. For the Crop Year 2020-21, based on the April 9, 2021 USDA report, global consumption of 1,156 Million Metric Tons (MMT) is expected to be slightly higher than global production of 1,137 MMT. If the global demand of corn exceeds global supply, this may have a positive impact on the price of corn. Besides the United States, other principal world corn exporters include Argentina, Brazil and the former Soviet Union nations known as the FSU-12 which includes the Ukraine. Major importer nations include Mexico, Japan, the European Union (EU), South Korea, Egypt and parts of Southeast Asia. China’s production at 261 MMT is approximately 11% less than its domestic usage.

According to the USDA, global corn consumption has increased by 591% from crop year 1960/1961 to 2020/2021 as demonstrated by the graph below and is projected to continue to grow in upcoming years. Consumption growth is the result of a combination of many factors including: 1) global population growth, which, according to the U.S. Census Department, is estimated to increase by approximately 80 million people per year and reach 9.7 billion by 2050; 2) a growing global middle class which is increasing the demand for protein and meat-based products globally and most significantly in developing countries; and 3) global use of bio-fuels which is generally driven by government policy.

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

The price per bushel of corn in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to February 2021.

On April 9, 2021, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2020-21. The exhibit below provides a summary of historical and current information for United States corn production.

U.S. Corn Supply/Demand Balance
Marketing Year September - August
Million Bushels
										April 9 Est.	19-20 to	April 9 Est.	20-21 to
										USDA	18-19	USDA	19-20
Crop Year	10-11	11-12	12-13	13-14	14-15	15-16	16-17	17-18	18-19	19-20	% Change	20-21	% Change
Planted Acres	88.2	91.9	97.3	95.4	90.6	88.0	94.0	90.2	88.9	89.7	1%	90.8	1%
Harvested Acres	81.4	84.0	87.4	87.5	83.1	80.8	86.7	82.7	81.3	81.3	0%	82.5	1%
Difference	6.8	7.9	9.9	7.9	7.5	7.2	7.3	7.5	7.6	8.4	11%	8.3	-1%
Yield	152.8	147.2	123.1	158.1	171.0	168.4	174.6	176.6	176.4	167.5	-5%	172.0	3%

Beginning Stocks	1,708	1,128	989	821	1,232	1,731	1,737	2,293	2,140	2,221	4%	1,919	-14%
Production	12,447	12,360	10,755	13,829	14,216	13,602	15,148	14,609	14,340	13,620	-5%	14,182	4%
Imports	28	29	160	36	32	68	57	36	28	42	50%	25	-40%
Total Supply	14,182	13,516	11,904	14,686	15,479	15,401	16,942	16,939	16,509	15,883	-4%	16,127	2%

Feed	4,793	4,545	4,315	5,040	5,280	5,114	5,470	5,304	5,429	5,897	9%	5,700	-3%
Food/Seed/Industrial	6,428	6,439	6,038	6,493	6,601	6,648	6,885	7,057	6,793	6,287	-7%	6,400	2%
Ethanol for Fuel(incld above)	5,021	5,011	4,641	5,124	5,200	5,224	5,432	5,605	5,378	4,857	-10%	4,975	2%
Exports	1,834	1,543	730	1,920	1,867	1,901	2,294	2,438	2,066	1,778	-14%	2,675	50%
Total Usage	13,055	12,527	11,083	13,454	13,748	13,664	14,650	14,798	14,288	13,963	-2%	14,775	6%

Ending Stocks (Inventory)	1,128	989	821	1,232	1,731	1,737	2,293	2,140	2,221	1,919	-14%	1,352	-30%

Stocks/Use Ratio	9%	8%	7%	9%	13%	13%	16%	14%	16%	14%	-12%	9%	-33%
farm Price ($/bushel)	$5.18	$6.22	$6.89	$4.46	$3.70	$3.61	$3.36	$3.36	$3.61	$3.56		$4.30

Calculations:
Demand per day (incld expt)¹	35.8	34.3	30.4	36.9	37.7	37.4	40.1	40.5	39.1	38.3	-2%	40.5	6%
Carry-out days supply	31.5	28.8	27.0	33.4	46.0	46.4	57.1	52.8	56.7	50.2	-12%	33.4	-33%

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

The Soybean Market

Global soybean production is concentrated in the U.S., Brazil, Argentina and China. The United States Department of Agriculture (“USDA”) has estimated that, for the Crop Year 2020-21, the United States will produce approximately 113 MMT of soybeans or approximately 31% of estimated world production, with Brazil production at 136 MMT. Argentina is projected to produce about 48 MMT. For the Crop Year 2020-21, based on the April 9, 2021 USDA report, global consumption of 370 MMT is estimated slightly higher than global production of 363 MMT. If the global demand of soybeans exceeds global supply, this may have a positive impact on the price of soybeans. The USDA publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide soybean production and consumption. These reports are available on the USDA’s website, www.usda.gov, at no charge. The outlook provided below is from the April 9, 2021 USDA report.

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

The price per bushel of soybeans in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to February 2021.

On April 9, 2021, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2020-21. The exhibit below provides a summary of historical and current information for United States soybean production.

U.S. Soybean Supply/Demand Balance
Marketing Year September - August
Million Bushels
										April 9 Est.	19-20 to	April 9 Est.	20-21 to
										USDA	18-19	USDA	19-20
Crop Year	10-11	11-12	12-13	13-14	14-15	15-16	16-17	17-18	18-19	19-20	% Change	20-21	% Change
Planted Acres	77.4	75.0	77.2	76.8	83.3	82.7	83.5	90.2	89.2	76.1	-15%	83.1	9%
Harvested Acres	76.6	73.8	76.1	76.3	82.6	81.7	82.7	89.5	87.6	74.9	-14%	82.3	10%
Difference	0.8	1.2	1.0	0.5	0.7	1.0	0.8	0.7	1.6	1.2	-25%	0.8	-33%
Yield	43.5	41.9	40.0	44.0	47.5	48.0	51.9	49.3	50.6	47.4	-6%	50.2	6%

Beginning Stocks	151	215	169	141	92	191	197	302	438	909	108%	525	-42%
Production	3,329	3,094	3,042	3,358	3,927	3,926	4,296	4,412	4,428	3,552	-20%	4,135	16%
Imports	14	16	41	72	33	24	22	22	14	15	7%	35	133%
Total Supply	3,495	3,325	3,252	3,570	4,052	4,140	4,516	4,735	4,880	4,476	-8%	4,695	5%

Crushings	1,648	1,703	1,689	1,734	1,873	1,886	1,901	2,055	2,092	2,165	3%	2,190	1%
Seed, Feed and Residual	131	89	105	107	146	115	147	109	127	105	-17%	106	1%
Exports	1,501	1,365	1,317	1,638	1,842	1,942	2,166	2,134	1,752	1,682	-4%	2,280	36%
Total Usage	3,280	3,155	3,111	3,478	3,862	3,944	4,214	4,297	3,971	3,952	0%	4,575	16%

Ending Stocks (Inventory)	215	169	141	92	191	197	302	438	909	525	-42%	120	-77%

Stocks/Use Ratio	6.6%	5.4%	4.5%	2.6%	4.9%	5.0%	7.2%	10.2%	22.9%	13%	-42%	2.6%	-80%
farm Price ($/bushel)	$11.30	$12.50	$14.40	$13.00	$10.10	$8.95	$9.47	$9.33	$8.48	$8.57		$11.25

Calculations:
Demand per day (incld expt)¹	9.0	8.6	8.5	9.5	10.6	10.8	11.5	11.8	10.9	10.8	0%	12.5	16%
Carry-out days supply	23.9	19.6	16.6	9.7	18.1	18.2	26.2	37.2	83.6	48.5	-42%	9.6	-80%

1 in millions of bushels per day

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

The Wheat Market

Wheat is used to produce flour, the key ingredient for breads, pasta, crackers and many other food products, as well as several industrial products such as starches and adhesives. Wheat by-products are used in livestock feeds. Wheat is the principal food grain produced in the United States, and the United States’ output of wheat is typically exceeded only by that of China, the European Union, the former Soviet nations, known as the FSU-12, including the Ukraine, and India. The United States Department of Agriculture (“USDA”) estimates that for 2020-21, the principal global producers of wheat will be the EU, Russia, Ukraine, China, India, the United States, Australia and Canada. The U.S. generates approximately 6% of the global production, with approximately 54% of that being exported. For the Crop year 2020-21, based on the April 9, 2021 USDA report, global consumption of 781 MMT is estimated to be slightly higher than production of 776 MMT. If the global demand of wheat exceeds global supply, this may have a positive impact on the price of wheat. The USDA publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide wheat production and consumption. These reports are available on the USDA’s website, www.usda.gov, at no charge.

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

The price per bushel of wheat in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to February 2021.

On April 9, 2021, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2020-21. The exhibit below provides a summary of historical and current information for United States wheat production.

U.S. Wheat Supply/Demand Balance
Marketing Year June - May
Million Bushels

										April 9 Est.	19-20 to	April 9 Est.	20-21 to
										USDA	18-19	USDA	19-20
Crop Year	10-11	11-12	12-13	13-14	14-15	15-16	16-17	17-18	18-19	19-20	% Change	20-21	% Change
Planted Acres	53.6	54.4	55.3	56.2	56.8	55.0	50.1	46.1	47.8	45.5	-5%	44.3	-3%
Harvested Acres	47.6	45.7	48.8	45.3	46.4	47.3	43.8	37.6	39.6	37.4	-6%	36.7	-2%
Difference	6.0	8.7	6.5	10.9	10.4	7.7	6.3	8.5	8.2	8.1	-1%	7.6	-6%
Yield	46.3	43.7	46.2	47.1	43.7	43.6	52.7	46.4	47.6	51.7	9%	49.7	-4%

Beginning Stocks	976	862	743	718	590	752	976	1,181	1,099	1,080	-2%	1,028	-5%
Production	2,207	1,999	2,252	2,135	2,026	2,062	2,309	1,741	1,885	1,932	2%	1,826	-5%
Imports	97	112	123	173	151	113	118	158	135	105	-22%	110	5%
Total Supply	3,279	2,974	3,118	3,026	2,768	2,927	3,402	3,080	3,119	3,117	0%	2,964	-5%

Food	926	941	951	955	958	957	949	964	954	962	1%	965	0%
Seed	71	76	73	77	79	67	61	63	59	60	2%	63	5%
Feed and residual	132	164	364	228	114	149	160	47	88	101	15%	100	-1%
Exports	1,289	1,050	1,012	1,176	864	778	1,051	906	937	965	3%	985	2%
Total Usage	2,417	2,231	2,400	2,436	2,015	1,951	2,222	1,981	2,039	2,089	2%	2,113	1%

Ending Stocks (Inventory)	862	743	718	590	752	976	1,181	1,099	1,080	1,028	-5%	852	-17%

Stocks/Use Ratio	35.7%	33.3%	29.7%	24.2%	37.3%	50.0%	53.2%	55.5%	53.0%	49.2%	-7%	40.3%	-18%
farm Price ($/bushel)	$5.70	$7.24	$7.77	$6.87	$5.99	$4.89	$3.89	$4.72	$5.16	$4.58		$5.00

Calculations:
Demand per day (incld expt)¹	6.6	6.1	6.6	6.7	5.5	5.3	6.1	5.4	5.6	5.7	2%	5.8	1%
Carry-out days supply	130.2	121.6	108.6	88.4	136.2	182.6	194.0	202.5	193.3	179.6	-7%	147.2	-18%
¹ in millions of bushels per day

Calculating the Net Asset Value

The NAV of each Fund is calculated by:

●	taking the current market value of its total assets, and
●	subtracting any liabilities.

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

Critical Accounting Policies

The Trust’s critical accounting policies for all the Funds are as follows:

1.

Preparation of the financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“GAAP”) requires the application of appropriate accounting rules and guidance, as well as the use of estimates, and requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expense and related disclosure of contingent assets and liabilities during the reporting period of the combined financial statements and accompanying notes. The Trust’s application of these policies involves judgments and actual results may differ from the estimates used.

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

133

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

7.

Margin is the minimum amount of funds that must be deposited by a commodity interest trader with the trader’s broker to initiate and maintain an open position in futures contracts. A margin deposit acts to assure the trader’s performance of the futures contracts purchased or sold. Futures contracts are customarily bought and sold on initial margin that represents a very small percentage of the aggregate purchase or sales price of the contract. Because of such low margin requirements, price fluctuations occurring in the futures markets may create profits and losses that, in relation to the amount invested, are greater than customary in other forms of investment or speculation. As discussed below, adverse price changes in the futures contract may result in margin requirements that greatly exceed the initial margin. In addition, the amount of margin required in connection with a particular futures contract may be modified from time to time by the exchange during the term of the contract. Brokerage firms, such as the Funds’ clearing brokers, carrying accounts for traders in commodity interest contracts generally require higher amounts of margin as a matter of policy to further protect themselves. Over the counter trading generally involves the extension of credit between counterparties, so the counterparties may agree to require the posting of collateral by one or both parties to address credit exposure.

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

134

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

E D & F Man Capital Markets Inc. (“E D & F Man”) is the Funds’ FCM and the clearing broker to execute and clear the Funds’ futures and provide other brokerage-related services.

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

The CFTC also adopted federal position limits on cash-settled futures and options on futures that are directly or indirectly linked to physically settled contracts in order to further the statutory objective in Section 4a(a)(3)(B)(iv) of the CEA—the deterrence and prevention of market manipulation. In taking this step, the CFTC stated that, in the absence of position limits, an entity with positions in both the physically delivered and cash-settled contracts may have an increased ability and an increased incentive to manipulate one of these contracts to benefit positions in the other contract.

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

Off Balance Sheet Financing

As of March 31, 2021, neither the Trust nor any of the Funds has any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Funds. While the exposure of each Fund under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial positions of each Fund.

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

During the period from January 1, 2021 through March 31, 2021 the average daily change in the NAV of each Fund was within plus/minus 10 percent of the average daily change in the Benchmark of each Fund, as stated in the applicable prospectus for each Fund.

Frequency Distribution of Premiums and Discounts: NAV versus the 4pm Bid/Ask Midpoint on the NYSE Arca.

CORN Bid / Ask Midpoint in Relation to NAV
Premium / Discount Range (Basis Points)	Number of Trading Days in the Quarter
	04/01 to 06/30/2020	07/01 to 09/30/2020	10/01 to 12/31/2020	01/01 to 03/31/2021
<-200	0	0	0	0
-100 to -199	0	0	0	0
-50 to -99	7	0	1	0
-1 to -49	24	31	54	44
0	1	2	0	1
1 to 49	30	31	9	15
50 to 99	1	0	0	0
100 to 199	0	0	0	1
>200	0	0	0	0
Total	63	64	64	61

The performance data above for the Teucrium Corn Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

SOYB Bid / Ask Midpoint in Relation to NAV
Premium / Discount Range (Basis Points)	Number of Trading Days in the Quarter
	04/01 to 06/30/2020	07/01 to 09/30/2020	10/01 to 12/31/2020	01/01 to 03/31/2021
<-200	0	0	0	0
-100 to -199	0	0	0	0
-50 to -99	1	0	0	0
-1 to -49	13	20	46	32
0	0	2	1	1
1 to 49	45	42	17	27
50 to 99	3	0	0	1
100 to 199	1	0	0	0
>200	0	0	0	0
Total	63	64	64	61

The performance data above for the Teucrium Soybean Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

CANE Bid / Ask Midpoint in Relation to NAV
Premium / Discount Range (Basis Points)	Number of Trading Days in the Quarter
	04/01 to 06/30/2020	07/01 to 09/30/2020	10/01 to 12/31/2020	01/01 to 03/31/2021
<-200	0	0	0	0
-100 to -199	5	0	1	0
-50 to -99	7	4	5	3
-1 to -49	16	31	40	24
0	0	0	2	1
1 to 49	11	18	15	29
50 to 99	6	9	1	4
100 to 199	14	2	0	0
>200	4	0	0	0
Total	63	64	64	61

The performance data above for the Teucrium Sugar Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

WEAT Bid / Ask Midpoint in Relation to NAV
Premium / Discount Range (Basis Points)	Number of Trading Days in the Quarter
	04/01 to 06/30/2020	07/01 to 09/30/2020	10/01 to 12/31/2020	01/01 to 03/31/2021
<-200	0	0	0	0
-100 to -199	1	0	0	0
-50 to -99	4	0	2	1
-1 to -49	36	32	45	39
0	1	0	1	0
1 to 49	19	32	16	21
50 to 99	2	0	0	0
100 to 199	0	0	0	0
>200	0	0	0	0
Total	63	64	64	61

The performance data above for the Teucrium Wheat Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

TAGS Bid / Ask Midpoint in Relation to NAV
Premium / Discount Range (Basis Points)	Number of Trading Days in the Quarter
	04/01 to 06/30/2020	07/01 to 09/30/2020	10/01 to 12/31/2020	01/01 to 03/31/2021
<-200	8	1	1	0
-100 to -199	25	2	4	0
-50 to -99	4	3	2	0
-1 to -49	7	1	7	6
0	0	1	1	0
1 to 49	8	8	14	30
50 to 99	3	6	12	13
100 to 199	6	18	13	11
>200	2	24	10	1
Total	63	64	64	61

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

The tables below present a quantitative analysis of hypothetical impact of price decreases and increases in each of the commodity futures contracts held by each of the Funds, or the Underlying Funds in the case of TAGS, on the actual holdings and NAV per share as of March 31, 2021. For purposes of this analysis, all futures contracts held by the Funds and the Underlying Funds are assumed to change by the same percentage. In addition, the cash held by the Funds and any management fees paid to the Sponsor are assumed to remain constant and not impact the NAV per share. There may be very slight and immaterial differences, due to rounding, in the tables presented below.

CORN:

	March 31, 2021 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of March 31, 2021	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Corn Futures JUL21	2,103	$5.5925	$58,805,138	$52,924,624	$49,984,367	$47,044,110	$64,685,652	$67,625,909	$70,566,166
CBOT Corn Futures SEP21	1,996	$5.0650	$50,548,700	$45,493,830	$42,966,395	$40,438,960	$55,603,570	$58,131,005	$60,658,440
CBOT Corn Futures DEC21	2,418	$4.8650	$58,817,850	$52,936,065	$49,995,173	$47,054,280	$64,699,635	$67,640,528	$70,581,420
Total CBOT Corn Futures			$168,171,688	$151,354,519	$142,945,935	$134,537,350	$184,988,857	$193,397,442	$201,806,026

Shares outstanding			9,550,004	9,550,004	9,550,004	9,550,004	9,550,004	9,550,004	9,550,004

Net Asset Value per Share attributable directly to CBOT Corn Futures			$17.61	$15.85	$14.97	$14.09	$19.37	$20.25	$21.13
Total Net Asset Value per Share as reported			$17.61
Change in the Net Asset Value per Share				$(1.76)	$(2.64)	$(3.52)	$1.76	$2.64	$3.52

Percent Change in the Net Asset Value per Share				-10.00%	-15.00%	-20.00%	10.00%	15.00%	20.00%

SOYB:

	March 31, 2021 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of March 31, 2021	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Soybean Futures JUL21	444	$14.2950	$31,734,900	$28,561,410	$26,974,665	$25,387,920	$34,908,390	$36,495,135	$38,081,880
CBOT Soybean Futures NOV21	438	$12.6725	$27,752,775	$24,977,498	$23,589,859	$22,202,220	$30,528,053	$31,915,691	$33,303,330
CBOT Soybean Futures NOV22	551	$11.5225	$31,744,488	$28,570,039	$26,982,815	$25,395,590	$34,918,937	$36,506,161	$38,093,386
Total CBOT Soybean Futures			$91,232,163	$82,108,947	$77,547,339	$72,985,730	$100,355,380	$104,916,987	$109,478,596

Shares outstanding			4,225,004	4,225,004	4,225,004	4,225,004	4,225,004	4,225,004	4,225,004

Net Asset Value per Share attributable directly to CBOT Soybean Futures			$21.59	$19.43	$18.35	$17.27	$23.75	$24.83	$25.91
Total Net Asset Value per Share as reported			$21.58
Change in the Net Asset Value per Share				$(2.16)	$(3.24)	$(4.32)	$2.16	$3.24	$4.32

Percent Change in the Net Asset Value per Share				-10.00%	-15.01%	-20.01%	10.00%	15.01%	20.01%

CANE:

	March 31, 2021 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of March 31, 2021	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
ICE #11 Sugar Futures JUL21	323	$0.1477	$5,343,195	$4,808,876	$4,541,716	$4,274,556	$5,877,515	$6,144,674	$6,411,834
ICE #11 Sugar Futures OCT21	277	$0.1478	$4,585,347	$4,126,812	$3,897,545	$3,668,278	$5,043,882	$5,273,149	$5,502,416
ICE #11 Sugar Futures MAR22	318	$0.1504	$5,356,647	$4,820,982	$4,553,150	$4,285,318	$5,892,312	$6,160,144	$6,427,976
Total ICE #11 Sugar Futures			$15,285,189	$13,756,670	$12,992,411	$12,228,152	$16,813,709	$17,577,967	$18,342,226

Shares outstanding			2,175,004	2,175,004	2,175,004	2,175,004	2,175,004	2,175,004	2,175,004

Net Asset Value per Share attributable directly to ICE #11 Sugar Futures			$7.03	$6.32	$5.97	$5.62	$7.73	$8.08	$8.43
Total Net Asset Value per Share as reported			$7.03
Change in the Net Asset Value per Share				$(0.70)	$(1.05)	$(1.41)	$0.70	$1.05	$1.41

Percent Change in the Net Asset Value per Share				-10.00%	-15.00%	-20.00%	10.00%	15.00%	20.00%

WEAT:

	March 31, 2021 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of March 31, 2021	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Wheat Futures JUL21	917	$6.1575	$28,232,138	$25,408,924	$23,997,317	$22,585,710	$31,055,352	$32,466,959	$33,878,566
CBOT Wheat Futures SEP21	785	$6.1725	$24,227,062	$21,804,356	$20,593,003	$19,381,650	$26,649,768	$27,861,121	$29,072,474
CBOT Wheat Futures DEC21	906	$6.2400	$28,267,200	$25,440,480	$24,027,120	$22,613,760	$31,093,920	$32,507,280	$33,920,640
Total CBOT Wheat Futures			$80,726,400	$72,653,760	$68,617,440	$64,581,120	$88,799,040	$92,835,360	$96,871,680

Shares outstanding			13,475,004	13,475,004	13,475,004	13,475,004	13,475,004	13,475,004	13,475,004

Net Asset Value per Share attributable directly to CBOT Wheat Futures			$5.99	$5.39	$5.09	$4.79	$6.59	$6.89	$7.19
Total Net Asset Value per Share as reported			$5.99
Change in the Net Asset Value per Share				$(0.60)	$(0.90)	$(1.20)	$0.60	$0.90	$1.20

Percent Change in the Net Asset Value per Share				-10.00%	-15.00%	-20.00%	10.00%	15.00%	20.00%

TAGS:

	March 31, 2021 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of March 31, 2021	Number of Shares Held	Closing NAV	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value
Teucrium Corn Fund	74,322	$17.6074	$1,308,617	$1,177,755	$1,112,324	$1,046,894	$1,439,479	$1,504,910	$1,570,340
Teucrium Soybean Fund	59,749	$21.5844	$1,289,646	$1,160,681	$1,096,199	$1,031,717	$1,418,611	$1,483,093	$1,547,575
Teucrium Sugar Fund	171,892	$7.0280	$1,208,057	$1,087,251	$1,026,848	$966,446	$1,328,863	$1,389,266	$1,449,668
Teucrium Wheat Fund	206,407	$5.9905	$1,236,481	$1,112,833	$1,051,009	$989,185	$1,360,129	$1,421,953	$1,483,777
Total value of shares of the Underlying Funds			$5,042,801	$4,538,520	$4,286,380	$4,034,242	$5,547,082	$5,799,222	$6,051,360

Shares outstanding			225,002	225,002	225,002	225,002	225,002	225,002	225,002

Net Asset Value per Share attributable directly to shares of the Underlying Funds			$22.41	$20.17	$19.05	$17.93	$24.65	$25.77	$26.89
Total Net Asset Value per Share as reported			$22.42
Change in the Net Asset Value per Share				$(2.24)	$(3.36)	$(4.48)	$2.24	$3.36	$4.48

Percent Change in the Net Asset Value per Share				-10.00%	-14.99%	-19.99%	10.00%	14.99%	19.99%

Margin is the minimum amount of funds that must be deposited by a commodity interest trader with the trader’s broker to initiate and maintain an open position in futures contracts. A margin deposit acts to assure the trader’s performance of the futures contracts purchased or sold. Futures contracts are customarily bought and sold on initial margin that represents a very small percentage of the aggregate purchase or sales price of the contract. Because of such low margin requirements, price fluctuations occurring in the futures markets may create profits and losses that, in relation to the amount invested, are greater than customary in other forms of investment or speculation. As discussed below, adverse price changes in the futures contract may result in margin requirements that greatly exceed the initial margin. In addition, the amount of margin required in connection with a particular futures contract is set from time to time by the exchange on which the contract is traded and may be modified from time to time by the exchange during the term of the contract. Brokerage firms, such as the Funds’ clearing brokers, carrying accounts for traders in commodity interest contracts generally require higher amounts of margin as a matter of policy to further protect themselves. Over the counter trading generally involves the extension of credit between counterparties, so the counterparties may agree to require the posting of collateral by one or both parties to address credit exposure.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Litigation and Claims

Sal Gilbertie, et al. vs. Dale Riker and Barbara Riker: On November 30, 2020, certain Company officers and members, along with the Sponsor, filed a Verified Complaint in the Delaware Court of Chancery, C.A. No. 2020-1018-AGB, asserting various claims against Dale Riker, the Sponsor’s former Chief Executive Officer and Barbara Riker, the Sponsor’s former Chief Financial Officer and Chief Compliance Officer. Among other things, the Action responded to and addressed certain allegations that Mr. Riker had made in a draft complaint that he threatened to file (and subsequently did file) in New York Supreme Court (see below discussion of that New York action). Through this Action, as amended through an Amended Verified Complaint filed on February 18, 2021, the plaintiffs assert claims for a declaration concerning the effects of the final order and judgment in the Riker Books and Records Action; for a declaration concerning Mr. Riker’s allegation that Mr. Gilbertie had entered into an agreement to purchase Mr. Riker’s equity in the Company; for an order compelling the return of property from Mr. Riker; for a declaration concerning Mr. Riker’s allegations that the Sponsor and certain of the plaintiffs had improperly removed him as an officer and caused purportedly false financial information to be published; for breach of Ms. Riker’s separation agreement with the Sponsor; for tortious interference by Mr. Riker with Ms. Riker’s separation agreement; for a declaration concerning the releases that had been provided to Ms. Riker through her separation agreement; for breach of the Company’s LLC agreement by Mr. Riker; and for breach of fiduciary duty by Mr. Riker.

Dale Riker vs. Sal Gilbertie, et al.: On November 24, 2020, Mr. Riker, through counsel, threatened to file an action in New York Supreme Court against Mr. Gilbertie, Ms. Mullen-Rusin, Mr. Kahler, and Mr. Miller, providing a copy of the draft complaint that he threatened to file. On December 7, 2020, Mr. Riker filed a version of his threatened complaint in the New York Supreme Court, New York County, Index No. 656794/2020, asserting both direct claims on his own behalf and derivative claims on behalf of the Company (the “Riker v. Gilbertie Action”). Through the Riker v. Gilbertie Action, Mr. Riker asserts derivative claims for breach of fiduciary duty against Mr. Gilbertie, Mr. Kahler, Ms. Mullen-Rusin, and Mr. Miller; a direct claim for defamation against Messrs. Miller and Gilbertie; a direct claim against Messrs. Miller and Gilbertie seeking a declaration concerning the validity of actions taken by Company Class A members; a direct claim for breach of the implied covenant of good faith and fair dealing against Messrs. Miller and Gilbertie; a direct claim against Mr. Gilbertie seeking specific performance of an alleged agreement for Mr. Gilbertie to purchase Mr. Riker’s equity in the Company; a derivative claim against Mr. Gilbertie, Mr. Kahler, and Ms. Mullen-Rusin for unjust enrichment; and a direct claim against Mr. Gilbertie, Mr. Miller, and Ms. Mullen-Rusin for an equitable accounting. The complaint did not seek any damages against the Sponsor.

With respect to the Dale Riker v. Sal Gilbertie et al. Action, on April 22, 2021, the Supreme Court of the State of New York, New York County dismissed the case without prejudice to the case being refiled after the conclusion of the Gilbertie case in Delaware Chancery Court. See Dale Riker, et al. v. Teucrium Trading, LLC et al, Decision + Order on Motions, No. 6567943-2020 (N.Y. Sup. Ct) (Apr. 22, 2021).

The Sponsor intends to pursue its claims in Delaware.

Except as described above, within the past 10 years of the date of this prospectus, there have been no material administrative, civil or criminal actions against the Sponsor, the Trust or the Fund, or any principal or affiliate of any of them. This includes any actions pending, on appeal, concluded, threatened, or otherwise known to them.

Item 1A. Risk Factors

There have been no material changes to the risks factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed on March 16, 2021.

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

The Sponsor intends to re-invest any income and realized gains of a Fund in additional Benchmark Component Futures Contracts (or Shares of the Underlying Funds in the case of TAGS) or cash and cash equivalents rather than distributing cash to Shareholders. Therefore, unlike mutual funds, commodity pools or other investment pools that generally distribute income and gains to their investors, the Funds generally will not distribute cash to Shareholders. You should not invest in the Funds if you will need cash distributions from the Funds to pay taxes on your share of income and gains of the Funds, if any, or for any other reason. Although the Funds do not intend to make cash distributions, they reserve the right to do so in the Sponsor’s sole discretion, in certain situations, including for example, if the income earned from its investments held directly or posted as margin may reach levels that merit distribution, e.g., at levels where such income is not necessary to support its underlying investments in Benchmark Component Futures Contracts and investors adversely react to being taxed on such income without receiving distributions that could be used to pay such tax. Cash distributions may be made in these and similar instances.

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

An investment in the Funds faces numerous risks from its shares being traded in the secondary market, any of which may lead to the Fund’s shares trading at a premium or discount to NAV. Although Fund shares are listed for trading on the NYSE Arca, there can be no assurance that an active trading market for such shares will develop or be maintained. Trading in Fund shares may be halted due to market conditions or for reasons that, in the view of the NYSE Arca, make trading in shares inadvisable. There can be no assurance that the requirements of the NYSE Arca necessary to maintain the listing of any Fund will continue to be met or will remain unchanged or that the shares will trade with any volume, or at all. The NAV of the Fund’s shares will generally fluctuate with changes in the market value of the Fund’s portfolio holdings. The market prices of shares will generally fluctuate in accordance with changes in the Fund’s NAV and supply and demand of shares on the NYSE Arca. It cannot be predicted whether the Fund’s shares will trade below at or above their NAV. Investors buying or selling Fund shares in the secondary market will pay brokerage commissions or other charges imposed by brokers as determined by that broker. Brokerage commissions are often a fixed amount and may be a significant proportional cost for investors seeking to buy or sell relatively small amounts of shares. Trading volume of the shares of each Fund could be affected by investors who trade significant quantities of shares on any given business day. Such investors may or may not file all required SEC filings reporting ownership of such shares. In addition, if interest rates realized on cash balances were to continue to decline, there is a risk that the net investment ratio of the Funds may increase from the current level.

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

Each Fund seeks to have the changes in its Shares’ NAV in percentage terms track changes in the Benchmark Component Futures Contracts, rather than profit from speculative trading of the specific Commodity Interests, or the commodity interests of the Underlying Funds in the case of TAGS.

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

The Funds are treated as a partnership for U.S. federal income tax purposes. The U.S. tax rules pertaining to entities taxed as partnerships are complex and their application to publicly traded partnerships, such as the Funds, is in many respects uncertain. The Funds apply certain assumptions and conventions in an attempt to comply with the intent of the applicable rules and to report taxable income, gains, deductions, losses and credits in a manner that properly reflects Shareholders’ economic gains and losses. These assumptions and conventions may not fully comply with all aspects of the Internal Revenue Code of 1986, as amended (the “Code”), and applicable Treasury Regulations, however, and it is possible that the U.S. Internal Revenue Service (the “IRS”) will successfully challenge our allocation methods and require us to reallocate items of income, gain, deduction, loss or credit in a manner that adversely affects you. If this occurs, you may be required to file an amended tax return and to pay additional taxes plus deficiency interest.

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

The Trust has received an opinion of counsel that, under current U.S. federal income tax laws, each Fund, except TAGS, will be treated, and it is more likely than not that TAGS will be treated as a partnership that is not taxable as a corporation for U.S. federal income tax purposes, provided that (i) at least 90 percent of the Fund’s annual gross income satisfies certain requirements regarding “qualifying income” as defined in the Code, (ii) the Fund is organized and operated in accordance with its governing agreements and applicable law, and (iii) the Fund does not elect to be taxed as a corporation for U.S. federal income tax purposes. Although the Sponsor anticipates that each Fund has satisfied and will continue to satisfy the “qualifying income” requirement for all of its taxable years, that result cannot be assured. The Funds have not requested and will not request any ruling from the IRS with respect to its classification as a partnership not taxable as a corporation for U.S. federal income tax purposes. If the IRS were to successfully assert that the Funds are taxable as a corporation for U.S. federal income tax purposes in any taxable year, rather than passing through its income, gains, losses and deductions proportionately to Shareholders, the Funds would be subject to tax on its net income for the year at corporate tax rates. In addition, although the Sponsor does not currently intend to make distributions with respect to Shares, any distributions would be taxable to Shareholders as dividend income to the extent of the Fund’s current and accumulated earnings and profits, then treated as a tax-free return of capital to the extent of the Shareholder’s basis in the Shares (and will reduce the basis), and, to the extent it exceeds a Shareholder’s basis in such Shares, as capital gain for Shareholders who hold their Shares as capital assets. Taxation of the Funds as a corporation could materially reduce the after-tax return on an investment in Shares and could substantially reduce the value of your Shares.

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

The CFTC and U.S. designated contract markets, such as the CBOT, may establish position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by the Fund is not) may hold, own or control. For example, the current position limit for investments at any one time in the Corn Futures Contracts are 1,200 spot month contracts, 57,800 contracts expiring in any other single month, and 57,800 total for all months. These position limits are fixed ceilings that the Fund would not be able to exceed without specific CFTC authorization.

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

The CFTC and U.S. designated contract markets, such as the CBOT, may establish position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by the Fund is not) may hold, own or control. For example, the current position limit for investments at any one time in the Soybean Futures Contracts are 1,200 spot month contracts, 27,300 contracts expiring in any other single month, and 27,300 total for all months. Soybean Swaps are subject to position limits that are similar to, but currently measured separately from, the limits on Soybean Futures Contracts. These position limits are fixed ceilings that the Fund would not be able to exceed without specific CFTC authorization.

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

The CFTC and U.S. designated contract markets, such as the CBOT, may establish position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by the Fund is not) may hold, own or control. For example, the current position limit for investments at any one time in the Wheat Futures Contracts are 1,200 spot month contracts, 19,300 contracts expiring in any other single month, and 19,300 total for all months. Wheat Swaps are subject to position limits that are similar to, but currently measured separately from, the limits on Wheat Futures Contracts. These position limits are fixed ceilings that the Fund would not be able to exceed without specific CFTC authorization.

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

From June 9, 2010 (the commencement of operations) through March 31, 2021, 34,700,000 Shares of the Fund were sold at an aggregate offering price of $742,198,929. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund from June 9, 2010 (the commencement of operations) through March 31, 2021 in an amount equal to $1,065,045, resulting in net offering proceeds of $741,133,884. The offering proceeds were invested in corn futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Teucrium Soybean Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-167590	10,000,000	June 13, 2011
2	333-196210	-	June 30, 2014
3	333-217247	-	May 1, 2017
4	333-223940	5,000,000	April 30, 2018
5	333-241569	15,000,000	August 24, 2020

From September 19, 2011 (the commencement of the offering) through March 31, 2021, 13,800,000 Shares of the Fund were sold at an aggregate offering price of $230,010,139. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through March 31, 2021 in an amount equal to $200,821, resulting in net offering proceeds of $229,809,318. The offering proceeds were invested in soybean futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Teucrium Sugar Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-167585	10,000,000	June 13, 2011
2	333-196211	-	June 30, 2014
3	333-217248	-	May 1, 2017
4	333-223941	5,000,000	April 30, 2018
5	333-248545	15,000,000	October 2, 2020

From September 19, 2011 (the commencement of the offering) through March 31, 2021, 7,125,000 Shares of the Fund were sold at an aggregate offering price of $61,734,343. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through March 31, 2021 in an amount equal to $84,347, resulting in net offering proceeds of $61,649,995. The offering proceeds were invested in sugar futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Teucrium Wheat Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-167591	10,000,000	June 13, 2011
2	333-196209	-	June 30, 2014
3	333-212481	25,050,000	July 15, 2016
4	333-230623	30,000,000	April 29, 2019

From September 19, 2011 (the commencement of the offering) through March 31, 2021, 29,200,000 Shares of the Fund were sold at an aggregate offering price of $227,172,907. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through March 31, 2021 in an amount equal to $370,341, resulting in net offering proceeds of $226,802,566. The offering proceeds were invested in wheat futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Teucrium Agricultural Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-173691	5,000,000	February 10, 2012
2	333-201953	-	April 30, 2015
3	333-223943	-	April 30, 2018
4	333-254650	-	April 30, 2021

From March 28, 2012 (the commencement of the offering) through March 31, 2021, 562,500 Shares of the Fund were sold at an aggregate offering price of $22,487,966. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through March 31, 2021 in an amount equal to $12,291, resulting in net offering proceeds of $22,475,675. The offering proceeds were invested in Shares of the Underlying Funds and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Issuer Purchases of CORN Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2021	350,000	$16.18	N/A	N/A
February1 to February 28, 2021	750,000	$17.12	N/A	N/A
March 1 to March 31, 2021	400,000	$16.79	N/A	N/A
Total	1,500,000	$16.81

January 1 to March 31, 2021	1,500,000	$16.81	N/A	N/A

Issuer Purchases of CANE Shares: None.

Issuer Purchases of WEAT Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2021	175,000	$6.21	N/A	N/A
February1 to February 28, 2021	200,000	$6.29	N/A	N/A
March 1 to March 31, 2021	300,000	$6.02	N/A	N/A
Total	675,000	$6.15

January 1 to March 31, 2021	675,000	$6.15	N/A	N/A

Issuer Purchases of SOYB Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2021	275,000	$19.51	N/A	N/A
February1 to February 28, 2021	350,000	$20.51	N/A	N/A
March 1 to March 31, 2021	625,000	$20.89	N/A	N/A
Total	1,250,000	$20.48

January 1 to March 31, 2021	1,250,000	$20.48	N/A	N/A

Issuer Purchases of TAGS Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2021	-	$-	N/A	N/A
February1 to February 28, 2021	-	$-	N/A	N/A
March 1 to March 31, 2021	25,000	$22.73	N/A	N/A
Total	25,000	$22.73

January 1 to March 31, 2021	25,000	$22.73	N/A	N/A

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

(a) None.

(b) Not Applicable.

Item 6. Exhibits

The following exhibits are filed as part of this report as required under Item 601 of Regulation S-K:

10.1	Fifth Amendment to Amended and Restated Distribution Services Agreement. (1)
31.1	Certification by the Principal Executive Officer of the Registrant pursuant to Rules 13a-14 and 15d-14 of the Exchange Act. (1)
31.2	Certification by the Principal Financial Officer of the Registrant pursuant to Rules 13a-14 and 15d-14 of the Exchange Act. (1)
32.1	Certification by the Principal Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)
32.2	Certification by the Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1) Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Teucrium Commodity Trust (Registrant)

By:	Teucrium Trading, LLC
its Sponsor

By:	/s/ Cory Mullen-Rusin
Name:	Cory Mullen-Rusin
Chief Financial Officer

Date May 10, 2021

Teucrium Commodity Trust (Registrant)

By:	Teucrium Trading, LLC
its Sponsor

By:	/s/ Sal Gilbertie
Name:	Sal Gilbertie
Chief Executive Officer

Date: May 10, 2021

