Form 10-Q
period 2021-06-30
Teucrium Commodity Trust
filed 2021-08-09
CIK 1471824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2021.

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

☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Total Number of Outstanding Shares as of August 6, 2021
Teucrium Corn Fund	6,700,004
Teucrium Sugar Fund	2,650,004
Teucrium Soybean Fund	2,500,004
Teucrium Wheat Fund	11,425,004
Teucrium Agricultural Fund	387,502

TEUCRIUM COMMODITY TRUST

2

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Cash and cash equivalents	$312,645,391	$309,378,295
Interest receivable	20,991	16,982
Other assets	1,585	38
Capital shares receivable	-	307,830
Equity in trading accounts:
Commodity futures contracts	32,859,502	42,424,697
Due from broker	12,874,001	-
Total equity in trading accounts	45,733,503	42,424,697
Total assets	358,401,470	352,127,842

Liabilities
Management fee payable to Sponsor	303,870	264,709
Payable for purchases of commercial paper	-	9,995,298
Other liabilities	56,740	71,568
Payable for shares redeemed	-	4,404,915
Equity in trading accounts:
Commodity futures contracts	1,343,610	-
Due to broker	420,810	27,278,158
Total equity in trading accounts	1,764,420	27,278,158
Total liabilities	2,125,030	42,014,648

Net Assets	$356,276,440	$310,113,194

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED SCHEDULE OF INVESTMENTS

June 30, 2021

(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X (cost: $26,479,756)	$26,479,756	7.43%	26,479,756
Goldman Sachs Financial Square Government Fund - Institutional Class (cost: $24,036,129)	24,036,129	6.75	24,036,129
Total money market funds (cost: $50,515,885)	$50,515,885	14.18%

			Principal Amount
Commercial Paper
Brookfield Infrastructure Holdings Inc. 0.213% (cost: $4,999,200 due: 07/21/2021)	$4,999,408	1.40%	5,000,000
Brookfield Infrastructure Holdings Inc. 0.240% (cost: $9,998,200 due: 07/21/2021)	9,998,667	2.81	10,000,000
Brookfield Infrastructure Holdings Inc. 0.216% (cost: $4,999,161 due: 07/21/2021)	4,999,401	1.40	5,000,000
Canadian Natural Resources Limited 0.140% (cost: $9,998,990 due: 07/26/2021)	9,999,028	2.81	10,000,000
FMC Corporation 0.200% (cost: $4,499,300 due: 07/12/2021)	4,499,725	1.26	4,500,000
General Motors Financial Company 0.230% (cost: $5,996,741 due: 07/06/2021)	5,999,808	1.68	6,000,000
General Motors Financial Company 0.230% (cost: $8,995,000 due: 07/08/2021)	8,999,598	2.53	9,000,000
General Motors Financial Company 0.170% (cost: $4,997,899 due: 09/13/2021)	4,998,252	1.40	5,000,000
Harley-Davidson Financial Services Inc 0.170% (cost: $9,995,751 due: 08/03/2021)	9,998,440	2.81	10,000,000
Harley-Davidson Financial Services Inc 0.160% (cost: $7,497,100 due: 08/06/2021)	7,498,800	2.10	7,500,000
Harley-Davidson Financial Services Inc 0.150% (cost: $2,499,136 due: 09/16/2021)	2,499,199	0.70	2,500,000
Humana Inc. 0.187% (cost: $14,993,453 due: 07/21/2021)	14,998,443	4.21	15,000,000
Humana Inc. 0.160% (cost: $4,998,044 due: 07/27/2021)	4,999,422	1.40	5,000,000
Jabil Inc. 0.210% (cost: $9,997,552 due: 07/16/2021)	9,999,125	2.81	10,000,000
Jabil Inc. 0.309% (cost: $4,996,353 due: 08/27/2021)	4,997,555	1.40	5,000,000
Jabil Inc. 0.300% (cost: $4,996,750 due: 08/27/2021)	4,997,626	1.40	5,000,000
Viatris Inc. 0.174% (cost: $9,998,984 due: 07/20/2021)	9,999,080	2.81	10,000,000
Viatris Inc. 0.200% (cost: $2,498,861 due: 09/13/2021)	2,498,972	0.70	2,500,000
Viatris Inc. 0.200% (cost: $2,498,764 due: 09/15/2021)	2,498,945	0.70	2,500,000
Total commercial paper (cost: $129,455,239)	$129,479,494	36.33%
Total cash equivalents	$179,995,379	50.51%

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States corn futures contracts
CBOT corn futures SEP21 (2,092 contracts)	$7,311,611	2.05%	$63,073,800
CBOT corn futures DEC21 (1,823 contracts)	12,332,784	3.46	53,960,800

United States soybean futures contracts
CBOT soybean futures NOV21 (359 contracts)	4,711,635	1.32	25,112,050
CBOT soybean futures JAN22 (307 contacts)	78,443	0.02	21,486,163
CBOT soybean futures NOV22 (381 contacts)	2,294,210	0.64	24,193,500

United States sugar futures contracts
ICE sugar futures MAR22 (382 contracts)	1,444,358	0.41	7,735,347
ICE sugar futures MAY22 (344 contracts)	84,905	0.02	6,630,669
ICE sugar futures MAR23 (423 contracts)	435,557	0.12	7,698,600

United States wheat futures contracts
CBOT wheat futures SEP21 (889 contracts)	845,125	0.24	30,203,775
CBOT wheat futures DEC21 (753 contracts)	3,320,874	0.93	25,790,250
Total commodity futures contracts	$32,859,502	9.21%	$265,884,954

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT corn futures DEC22 (2,383 contracts)	$1,110,723	0.31%	$60,409,050

United States wheat futures contracts
CBOT wheat futures DEC22 (861 contracts)	232,887	0.07	30,027,375
Total commodity futures contracts	$1,343,610	0.38%	$90,436,425

Exchange-traded funds*			Shares
Teucrium Corn Fund	$2,591,714	0.73%	120,872
Teucrium Soybean Fund	2,552,729	0.72	107,299
Teucrium Sugar Fund	2,495,290	0.70	294,242
Teucrium Wheat Fund	2,457,086	0.69	364,207
Total exchange-traded funds (cost $8,960,682)	$10,096,819	2.84%

_____________

*The Trust eliminates the shares owned by the Teucrium Agricultural Fund from its combined statements of assets and liabilities due to the fact that these represent holdings of the other four Funds (“Underlying Funds”) owned by the Teucrium Agricultural Fund, which are included as shares outstanding of the Underlying Funds.

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

________________

*The Trust eliminates the shares owned by the Teucrium Agricultural Fund from its combined statements of assets and liabilities due to the fact that these represent holdings of the Underlying Funds owned by the Teucrium Agricultural Fund, which are included as shares outstanding of the Underlying Funds.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$53,285,729	$(7,587,383)	$94,409,594	$(9,277,336)
Net change in unrealized appreciation (depreciation) on commodity futures contracts	2,156,491	1,512,207	(10,908,805)	(10,953,308)
Interest income	150,609	348,584	317,178	989,116
Total income (loss)	55,592,829	(5,726,592)	83,817,967	(19,241,528)

Expenses
Management fees	937,661	356,401	1,800,719	740,764
Professional fees	330,066	467,596	708,673	758,485
Distribution and marketing fees	833,633	624,765	1,588,276	1,278,946
Custodian fees and expenses	79,596	106,162	181,240	184,034
Business permits and licenses fees	20,253	67,067	96,354	108,944
General and administrative expenses	145,755	125,363	204,693	176,273
Other expenses	-	6	-	25
Total expenses	2,346,964	1,747,360	4,579,955	3,247,471

Expenses waived by the Sponsor	(713,878)	(243,764)	(966,062)	(417,017)

Total expenses, net	1,633,086	1,503,596	3,613,893	2,830,454

Net income (loss)	$53,959,743	$(7,230,188)	$80,204,074	$(22,071,982)

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2021	June 30, 2020
Operations
Net income (loss)	$80,204,074	$(22,071,982)
Capital transactions
Issuance of Shares	116,881,776	85,735,034
Redemption of Shares	(143,488,391)	(32,294,893)
Net change in the cost of the Underlying Funds	(7,434,213)	211,920
Total capital transactions	(34,040,828)	53,652,061

Net change in net assets	46,163,246	31,580,079

Net assets, beginning of period	310,113,194	167,906,597

Net assets, end of period	$356,276,440	$199,486,676

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2021	June 30, 2020
Cash flows from operating activities:
Net income (loss)	$80,204,074	$(22,071,982)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized depreciation on commodity futures contracts	10,908,805	10,953,308
Changes in operating assets and liabilities:
Due from broker	(12,874,001)	(18,137,488)
Interest receivable	(4,009)	(4,128)
Receivable for investments sold	-	(211,145)
Other assets	(1,547)	(62,135)
Due to broker	(26,857,348)	(5,140,126)
Management fee payable to Sponsor	39,161	(12,815)
Payable for purchases of commercial paper	(9,995,298)	7,495,500
Other liabilities	(14,828)	(5,906)
Net cash provided by (used in) operating activities	41,405,009	(27,196,917)

Cash flows from financing activities:
Proceeds from sale of Shares	117,189,606	85,735,034
Redemption of Shares	(147,893,306)	(28,053,759)
Net change in cost of the Underlying Funds	(7,434,213)	211,920
Net cash (used in) provided by financing activities	(38,137,913)	57,893,195

Net change in cash and cash equivalents	3,267,096	30,696,278
Cash and cash equivalents beginning of period	309,378,295	166,081,885
Cash and cash equivalents end of period	$312,645,391	$196,778,163

The accompanying notes are an integral part of these financial statements.

NOTES TO COMBINED FINANCIAL STATEMENTS

June 30, 2021
(Unaudited)

Note 1 – Organization and Operation

Teucrium Commodity Trust (“Trust”), a Delaware statutory trust organized on September 11, 2009, is a series trust consisting of five series: Teucrium Corn Fund (“CORN”), Teucrium Sugar Fund (“CANE”), Teucrium Soybean Fund (“SOYB”), Teucrium Wheat Fund (“WEAT”), and Teucrium Agricultural Fund (“TAGS”). All of these series of the Trust are collectively referred to as the “Funds” and singularly as the “Fund.” Each Fund is a commodity pool that is a series of the Trust. The Funds issue common units, called the “Shares,” representing fractional undivided beneficial interests in a Fund. Effective as of April 29, 2019, the Trust and the Funds operate pursuant to the Trust’s Fifth Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”).

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Trust’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year ending December 31, 2021.

Subject to the terms of the Trust Agreement, Teucrium Trading, LLC in its capacity as the Sponsor of the Trust may terminate a Fund at any time, regardless of whether the Fund has incurred losses, including, for instance, if it determines that the Fund’s aggregate net assets in relation to its operating expenses make the continued operation of the Fund unreasonable or imprudent. However, no level of losses will require the Sponsor to terminate a Fund.

Note 2 – Principal Contracts and Agreements

The Sponsor employs U.S. Bancorp Fund Services, LLC, doing business as U.S. Bank Global Fund Services ("Global Fund Services"), for Transfer Agency, Fund Accounting and Fund Administration services. The principal address for Global Fund Services is 615 E. Michigan Street, Milwaukee, WI 53202.

For custody services, the Funds will pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to Global Fund Services 0.05% of average gross assets on the first $500 million, 0.04% on the next $500 million, 0.03% on the next $2 billion and 0.02% on the balance over $3 billion annually. A combined minimum annual fee of up to $47,000 for custody, transfer agency, accounting and administrative services is assessed per Fund. These services are recorded as custodian fees and expenses on the combined statements of operations. A summary of these expenses is included below.

The Sponsor employs Foreside Fund Services, LLC (“Foreside” or the “Distributor”) as the Distributor for the Funds. The Distribution Services Agreement among the Distributor and the Sponsor calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under Financial Industry Regulatory Authority (“FINRA”) rules. For its services as the Distributor, Foreside receives a fee of 0.01% of each Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. These services are recorded as distribution and marketing fees on the combined statements of operations. A summary of these expenses is included below. Pursuant to a Consulting Services Agreement, Foreside Consulting Services, LLC, performs certain consulting support services for the Trust's Sponsor. Additionally, Foreside Distributors, LLC performs certain distribution consulting services pursuant to a Distribution Consulting Agreement with the  Sponsor.

E D & F Man Capital Markets, Inc. (“E D & F Man”) serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. E D & F Man is registered as a futures commission merchant (“FCM”) with the U.S. CFTC and is a member of the NFA. E D & F Man is also registered as a broker/dealer with the SEC and is a member of FINRA. ED & F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar and Wheat Futures Contracts E D & F Man is paid $9.00 per round turn. Prior to August 21, 2019, these expenses were recorded in brokerage commissions on the combined statements of operations. Beginning on August 21, 2019, these expenses were recognized on a per-trade basis. The half-turn is recognized as an unrealized loss on the combined statements of operations for contracts that have been purchased since the change in recognition, and a full turn is recognized as a realized loss on the combined statements of operations when a contract is sold. A summary of these expenses is included below.

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

The Sponsor employs Thales Capital Partners LLC (“Thales”) for distribution and solicitation-related services. Thales is registered as a Broker-Dealer with the SEC and a member of FINRA and the Securities Investor Protection Corporation (“SIPC”). Thales receives a quarterly fee of the higher of $18,750 or 0.10% of new assets raised in referred accounts for distribution and solicitation-related services. This fee based on new assets raised is determined by an agreed upon level of assets at the time of signing the contract. These services are recorded in distribution and marketing fees on the statements of operations. A summary of these expenses is included below:

	Three months ended June 30, 2021	Three months ended June 30, 2020	Six months ended June 30, 2021	Six months ended June 30, 2020
Amount Recognized for Custody Services	$79,596	$106,162	$181,240	$184,034
Amount of Custody Services Waived	$26,078	$2,607	$26,809	$15,342

Amount Recognized for Distribution Services	$43,666	$35,719	$91,315	$79,422
Amount of Distribution Services Waived	$17,997	$1,005	$24,201	$2,475

Amount Recognized for Wilmington Trust	$-	$-	$-	$-
Amount of Wilmington Trust Waived	$-	$-	$-	$-

Amount Recognized for Thales	$84,048	$22,500	$160,768	$45,000
Amount of Thales Waived	$41,175	$1,647	$41,678	$1,777

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared on a combined basis in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as detailed in the Financial Accounting Standards Board’s Accounting Standards Codification and include the accounts of the Trust, CORN, CANE, SOYB, WEAT and TAGS. Refer to the accompanying separate financial statements for each Fund for more detailed information. The periods represented by the financial statements herein contain the results of CORN, SOYB, CANE, WEAT, and TAGS for the months during which each Fund was in operation, except for eliminations for TAGS as explained below.

Given the investment objective of TAGS as described in Note 1 above, TAGS will buy, sell and hold, as part of its normal operations, shares of the four Underlying Funds. The Trust eliminates the shares of the other series of the Trust owned by TAGS from its combined statements of assets and liabilities. The Trust eliminates the net change in unrealized appreciation or depreciation on securities owned by TAGS from its combined statements of operations. The combined statements of changes in net assets and cash flows present a net presentation of the purchases and sales of the Underlying Funds by TAGS.

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

The Sponsor invests a portion of cash in commercial paper, which is deemed a cash equivalent based on the rating and duration of contracts as described in the notes to the combined financial statements and reflected in cash and cash equivalents on the combined statements of assets and liabilities and on the combined statements of cash flows. Accretion on these investments is recognized using the effective interest method in U.S. dollars and included in interest income on the combined statements of operations.

The Sponsor invests a portion of the cash held by the broker in short term Treasury Bills as collateral for open futures contracts. Accretion on these investments is recognized using the effective interest method in U.S. dollars and included in interest income on the combined statements of operations.

Brokerage Commissions

Beginning on August 21, 2019, the Sponsor began recognizing the expense for brokerage commissions for futures contract trades on a per-trade basis. Prior to the change, brokerage commissions on all open commodity futures contracts were accrued on the trade date and on a full-turn basis. The below table shows the amounts included on the statements of operations as total brokerage commissions paid inclusive of unrealized loss for the three and six months ended June 30, 2021 and 2020.

	CORN	SOYB	CANE	WEAT	TAGS	TRUST
Three Months Ended June 30, 2021	$41,225	$6,543	$8,957	$11,048	$-	$67,772
Three Months Ended June 30, 2020	$25,268	$5,691	$5,168	$7,357	$-	$43,484
Six Months Ended June 30, 2021	$75,191	$21,735	$12,434	$22,523	$-	$131,883
Six Months Ended June 30, 2020	$40,422	$10,145	$8,243	$14,159	$1	$72,970

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

The Funds are required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Funds file income tax returns in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2018 to 2020, the Funds remain subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Funds recording a tax liability that reduces net assets. Based on their analysis, the Funds have determined that they have not incurred any liability for unrecognized tax benefits as of June 30, 2021 and for the years ended December 31, 2020, 2019, and 2018. However, the Funds’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Funds recognize interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three and six months ended June 30, 2021 and 2020.

The Funds may be subject to potential examination by U.S. federal, U.S. state, or foreign jurisdictional authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions, and compliance with U.S. federal, U.S. state and foreign tax laws.

Creations and Redemptions

Authorized Purchasers may purchase Creation Baskets from each Fund. The amount of the proceeds required to purchase a Creation Basket will be equal to the NAV of the shares in the Creation Basket determined as of 4:00 p.m. (EST) time on the day the order to create the basket is received in good order.

Authorized Purchasers may redeem shares from each Fund only in blocks of shares called “Redemption Baskets.” The amount of the redemption proceeds for a Redemption Basket will be equal to the NAV of the shares in the Redemption Basket determined as of 4:00 p.m. (EST) on the day the order to redeem the basket is received in good order.

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

	June 30, 2021	December 31, 2020
Money Market Funds	$50,515,885	$61,121,678
Demand Deposit Savings Accounts	132,650,012	95,809,411
Commercial Paper	129,479,494	152,447,206
Total cash and cash equivalents as presented on the combined Statement of Assets and Liabilities	$312,645,391	$309,378,295

Payable for Purchases of Commercial Paper

The amount recorded by the Trust for commercial paper transactions awaiting settlement represents the amount payable for contracts purchased but not yet settled as of the reporting date. The value of the contract is included in cash and cash equivalents, and the payable amount is included as a liability.

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

Sponsor Fee, Allocation of Expenses and Related Party Transactions

The Sponsor is responsible for investing the assets of the Funds in accordance with the objectives and policies of each Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Trust and the Funds. In addition, the Sponsor has elected not to outsource services directly attributable to the Trust and the Funds such as accounting, financial reporting, regulatory compliance and trading activities, which the Sponsor performs itself. In addition, the Funds, except for TAGS which has no such fee, are contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum.

The Funds pay for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, FINRA or any other regulatory agency in connection with the offer and sale of subsequent Shares, after its initial registration, and all legal, accounting, printing and other expenses associated therewith. The Funds also pay the fees and expenses associated with the Trust’s tax accounting and reporting requirements. Certain aggregate expenses common to all Funds within the Trust are allocated by the Sponsor to the respective Fund based on activity drivers deemed most appropriate by the Sponsor for such expenses, including but not limited to relative assets under management and creation order activity. These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the combined statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Trust and the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Trust and the Funds. Such expenses are primarily included as distribution and marketing fees in the financial statements of each Fund.

	Three months ended June 30, 2021	Three months ended June 30, 2020	Six months ended June 30, 2021	Six months ended June 30, 2020
Recognized Related Party Transactions	$657,508	$481,113	$1,183,727	$1,072,237
Waived Related Party Transactions	$331,101	$84,225	$450,842	$184,907

The Sponsor has the ability to elect to pay certain expenses on behalf of the Funds or waive the management fee. This election is subject to change by the Sponsor, at its discretion. Expenses paid by the Sponsor and Management fees waived by the Sponsor are, if applicable, presented as waived expenses in the statements of operations for each Fund. The Sponsor has determined that there will be no recovery sought for the amounts below in any future period.

	CORN	SOYB	CANE	WEAT	TAGS	TRUST
Three months ended June 30, 2021	$321,515	$243,419	$31,549	$95,936	$21,459	$713,878
Three months ended June 30, 2020	$108,468	$47,076	$76,539	$-	$11,681	$243,764
Six months ended June 30, 2021	$441,781	$305,996	$58,039	$124,651	$35,595	$966,062
Six months ended June 30, 2020	$195,575	$77,047	$113,892	$-	$30,503	$417,017

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

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Trust’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Trust uses prices and inputs that are current as of the measurement date, including periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many financial instruments. This condition could cause a financial instrument to be reclassified to a lower level within the fair value hierarchy. For instance, when Corn Futures Contracts on the Chicago Board of Trade (“CBOT”) are not actively trading due to a “limit-up” or ‘limit-down” condition, meaning that the daily change in the Corn Futures Contracts has exceeded the limits established, the Trust and the Fund will revert to alternative verifiable sources of valuation of its assets. When such a situation exists on a quarter close, the Sponsor will calculate the NAV on a particular day using the Level 1 valuation but will later recalculate the NAV for the impacted Fund based upon the valuation inputs from these alternative verifiable sources (Level 2 or Level 3) and will report such NAV in its applicable financial statements and reports.

On June 30, 2021 and December 31, 2020, in the opinion of the Trust, the reported value at the close of the market for each commodity contract fairly reflected the value of the futures and no alternative valuations were required, except for the Sep21 CBOT corn futures and the Dec21 CBOT corn futures, which settled in a “limit up” condition on June 30, 2021. Therefore, the Trust and CORN have used alternative verifiable sources to value these contracts on June 30, 2021 and the financial statements of CORN and TAGS, due to the NAV adjustment for the Underlying Fund, have been adjusted accordingly. The adjustment in CORN has resulted in a $711,275 increase in the unrealized change in commodity futures contracts in excess of reported CBOT values and have classified these as a Level 2 asset for the period ended June 30, 2021. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period.

For the quarter ended March 31, 2021, Corn Futures Contracts for the Jul21 CBOT corn futures, Sep21 CBOT corn futures, Dec21 CBOT corn futures, Jul21 CBOT soybean futures, and the Nov21 CBOT soybean futures, settled in a “limit up” condition. Accordingly, the Trust, CORN, and SOYB classified these as Level 2 assets.  The financial statements of these funds including TAGS, due to the NAV adjustment for each of these Underlying Funds, were adjusted accordingly. The adjustment resulted in an increase in the unrealized change in commodity futures contracts in excess of reported CBOT values of $3,371,513 for CORN and $279,750 for SOYB. The Soybean futures contracts transferred back to a Level 1 asset for the period ended June 30, 2021, and the Sept21 and Dec21 corn futures contracts remained a Level 2 asset as described above.

For the quarter ended June 30, 2020, the Dec21 CBOT Wheat Futures Contracts traded on the CBOT did not, in the opinion of the Trust and WEAT, trade in an actively traded futures market as defined in the policy of the Trust and WEAT for the entire period during which they were held. Accordingly, the Trust and WEAT classified these as a Level 2 asset for the period ended June 30, 2020 due to the quarterly average daily volume for the contract. These Wheat contracts transferred back to a Level 1 asset for the period ended September 30, 2020.

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

Note 4 – Fair Value Measurements

The Trust’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Trust’s significant accounting policies in Note 3. The following table presents information about the Trust’s assets and liabilities measured at fair value as of June 30, 2021 and December 31, 2020:

June 30, 2021

Assets:	Level 1	Level 2	Level 3	Balance as of June 30, 2021
Cash Equivalents	$179,995,379	$-	$-	$179,995,379
Commodity Futures Contracts
Corn futures contracts	-	19,644,395	-	19,644,395
Soybean futures contracts	7,084,288	-	-	7,084,288
Sugar futures contracts	1,964,820	-	-	1,964,820
Wheat futures contracts	4,165,999	-	-	4,165,999
Total	$193,210,486	$19,644,395	$-	$212,854,881

Liabilities	Level 1	Level 2	Level 3	Balance as of June 30, 2021
Commodity Futures Contracts
Corn futures contracts	$1,110,723	$-	$-	$1,110,723
Wheat futures contracts	232,887	-	-	232,887
Total	$1,343,610	$-	$-	$1,343,610

December 31, 2020

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2020
Cash Equivalents	$213,568,884	$-	$-	$213,568,884
Commodity Futures Contracts
Corn futures contracts	20,154,606	-	-	$20,154,606
Soybean futures contracts	15,124,226	-	-	$15,124,226
Sugar futures contracts	1,407,703	-	-	$1,407,703
Wheat futures contracts	5,738,162	-	-	$5,738,162
Total	$255,993,581	$-	$-	$255,993,581

For the three and six months ended June 30, 2021 and year ended December 31, 2020, the Funds did not have any significant transfers between any of the levels of the fair value hierarchy except for: the Sep21 CBOT corn futures and the Dec 21 CBOT corn futures which were reflected as a Level 2 investment for the period ended June 30, 2021 due to a “limit up” situation; the July21 CBOT corn futures, Sep21 CBOT corn futures, Dec21 CBOT corn futures, Jul21 CBOT soybean futures, and the Nov21 CBOT soybean futures, which were reflected as a Level 2 investment for the period ended March 31, 2021 due to a “limit up” situation. The Soybean futures contracts transferred back to a Level 1 asset for the period ended June 30, 2021, and the Sep21 and Dec21 corn futures contracts remained a Level 2 asset. The Dec 21 CBOT Wheat contracts held by WEAT, which were reflected as a Level 2 investment for the period ended June 30, 2020 due to the quarterly average daily volume for the contract and which were transferred back to a Level 1 asset for the period ended September 30, 2020.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Funds utilize derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Funds’ derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Funds are also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the three and six months ended June 30, 2021 and year ended December 31, 2020, the Funds invested only in commodity futures contracts specifically related to each Fund.

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

The following table also identifies the fair value amounts of derivative instruments included in the combined statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, E D & F Man as of June 30, 2021 and December 31, 2020.

Offsetting of Financial Assets and Derivative Assets as of June 30, 2021

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Corn futures contracts	$19,644,395	$-	$19,644,395	$1,110,723	$-	$18,533,672
Soybean futures contracts	$7,084,288	$-	$7,084,288	$-	$-	$7,084,288
Sugar futures contracts	$1,964,820	$-	$1,964,820	$-	$420,810	$1,544,010
Wheat futures contracts	$4,165,999	$-	$4,165,999	$232,887	$-	$3,933,112

Offsetting of Financial Liabilities and Derivative Liabilities as of June 30, 2021

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity Price
Corn futures contracts	$1,110,723	$-	$1,110,723	$1,110,723	$-	$-
Wheat futures contracts	$232,887	$-	$232,887	$232,887	$-	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2020

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Corn futures contracts	$20,154,606	$-	$20,154,606	$-	$12,973,828	$7,180,778
Soybean futures contracts	$15,124,226	$-	$15,124,226	$-	$11,257,566	$3,866,660
Sugar futures contracts	$1,407,703	$-	$1,407,703	$-	$475,661	$932,042
Wheat futures contracts	$5,738,162	$-	$5,738,162	$-	$2,571,103	$3,167,059

The following is a summary of realized and unrealized gains (losses) of the derivative instruments utilized by the Trust:

Three months ended June 30, 2021

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized (Depreciation) Appreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$36,449,652	$(2,942,665)
Soybean futures contracts	7,663,258	684,574
Sugar futures contracts	2,012,151	1,163,959
Wheat futures contracts	7,160,668	3,250,623
Total commodity futures contracts	$53,285,729	$2,156,491

Three months ended June 30, 2020

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation (Depreciation) on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(5,200,091)	$4,223,848
Soybean futures contracts	(861,903)	1,484,213
Sugar futures contracts	(1,239,596)	1,689,036
Wheat futures contracts	(285,793)	(5,884,890)
Total commodity futures contracts	$(7,587,383)	$1,512,207

Six months ended June 30, 2021

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized (Depreciation) Appreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$55,246,132	$(1,620,934)
Soybean futures contracts	25,817,715	(8,039,938)
Sugar futures contracts	3,265,631	557,117
Wheat futures contracts	10,080,116	(1,805,050)
Total commodity futures contracts	$94,409,594	$(10,908,805)

Six months ended June 30, 2020

	Realized (Loss) Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(6,779,194)	$(2,792,631)
Soybean futures contracts	(1,718,118)	(809,552)
Sugar futures contracts	(947,538)	(466,909)
Wheat futures contracts	167,515	(6,884,216)
Total commodity futures contracts	$(9,277,335)	$(10,953,308)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for the futures contracts held was $376.9 million and $365.7 million for the three and six months ended June 30, 2021, respectively, and $161.5 million and $154.9 million for the three and six months ended June 30, 2020, respectively.

Note 6 - Organizational and Offering Costs

Expenses incurred in organizing of the Trust and the initial offering of the shares of the Funds, including applicable SEC registration fees, were borne directly by the Sponsor for the Funds and will be borne directly by the Sponsor for any series of the Trust which is not yet operating or will be issued in the future. The Trust will not be obligated to reimburse the Sponsor.

Note 7 – Detail of the net assets and shares outstanding of the Funds that are a series of the Trust

The following are the net assets and shares outstanding of each Fund that is a series of the Trust and, thus, in total, comprise the combined net assets of the Trust:

June 30, 2021

	Outstanding Shares	Net Assets
Teucrium Corn Fund	8,275,004	$177,431,275
Teucrium Soybean Fund	2,975,004	70,777,806
Teucrium Sugar Fund	2,600,004	22,049,153
Teucrium Wheat Fund	12,750,004	86,017,246
Teucrium Agricultural Fund:
Net assets including the investment in the Underlying Funds	387,502	10,097,779
Less: Investment in the Underlying Funds		(10,096,819)
Net for the Fund in the combined net assets of the Trust		960
Total		$356,276,440

December 31, 2020

	Outstanding Shares	Net Assets
Teucrium Corn Fund	8,900,004	$138,289,537
Teucrium Soybean Fund	4,575,004	89,178,862
Teucrium Sugar Fund	1,900,004	12,766,091
Teucrium Wheat Fund	11,350,004	69,876,578
Teucrium Agricultural Fund:
Net assets including the investment in the Underlying Funds	75,002	1,584,388
Less: Investment in the Underlying Funds		(1,582,262)
Net for the Fund in the combined net assets of the Trust		2,126
Total		$310,113,194

The detailed information for the subscriptions and redemptions, and other financial information for each Fund that is a series of the Trust are included in the accompanying financial statements of each Fund.

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended June 30, 2021 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Trust and Funds other than those noted below:

The continued uncertainty over the path of COVID-19 may continue to be highly disruptive to economies and markets. The impact of COVID-19 to the Trust and the Funds is described in more detail in Part II of this 10-Q.

CORN:

The total net assets of the Fund decreased by $38,633,498, or 22%, for the period June 30, 2021 to August 6, 2021. This was driven by a 3% decrease in the NAV per share and a 19% decrease in the shares outstanding.

SOYB:

Nothing to report.

CANE:

Nothing to report.

WEAT:

Nothing to report.

TAGS:

Nothing to report.

TEUCRIUM CORN FUND

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Cash and cash equivalents	$152,622,143	$138,181,061
Interest receivable	10,402	7,343
Other assets	1,153	-
Equity in trading accounts:
Commodity futures contracts	19,644,395	20,154,606
Due from broker	6,429,007	-
Total equity in trading accounts	26,073,402	20,154,606
Total assets	178,707,100	158,343,010

Liabilities
Management fee payable to Sponsor	148,220	117,864
Payable for purchases of commercial paper	-	4,997,847
Other liabilities	16,882	21,659
Payable for shares redeemed	-	1,942,275
Equity in trading accounts:
Commodity futures contracts	1,110,723	-
Due to broker	-	12,973,828
Total equity in trading accounts	1,110,723	12,973,828
Total liabilities	1,275,825	20,053,473

Net assets	$177,431,275	$138,289,537

Shares outstanding	8,275,004	8,900,004

Shares Authorized	24,050,000	27,450,000

Net asset value per share	$21.44	$15.54

Market value per share	$21.37	$15.58

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

SCHEDULE OF INVESTMENTS

June 30, 2021
(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X (cost: $8,559,427)	$8,559,427	4.82%	8,559,427
Goldman Sachs Financial Square Government Fund - Institutional Class (cost: $16,509,476)	16,509,476	9.30	16,509,476
Total money market funds (cost: $25,068,903)	$25,068,903	14.12%

			Principal Amount
Commercial Paper
Brookfield Infrastructure Holdings (Canada) Inc. 0.240% (cost: $9,998,200 due 07/21/2021)	$9,998,667	5.64%	10,000,000
Brookfield Infrastructure Holdings (Canada) Inc. 0.216% (cost: $4,999,161 due 07/21/2021)	4,999,401	2.82	5,000,000
Canadian Natural Resources Limited 0.140% (cost: $4,999,495 due 07/26/2021)	4,999,514	2.82	5,000,000
FMC Corporation 0.200% (cost: $2,499,611 due 07/12/2021)	2,499,847	1.41	2,500,000
General Motors Financial Company, Inc. 0.230% (cost: $3,498,099 due 07/06/2021)	3,499,888	1.97	3,500,000
General Motors Financial Company, Inc. 0.230% (cost: $1,499,167 due 07/08/2021)	1,499,933	0.85	1,500,000
General Motors Financial Company, Inc. 0.170% (cost: $2,498,950 due 09/13/2021)	2,499,126	1.41	2,500,000
Harley-Davidson Financial Services, Inc. 0.170% (cost: $2,498,937 due 08/03/2021)	2,499,610	1.41	2,500,000
Harley-Davidson Financial Services, Inc. 0.160% (cost: $4,998,067 due 08/06/2021)	4,999,200	2.82	5,000,000
Harley-Davidson Financial Services, Inc. 0.150% (cost: $2,499,136 due 09/16/2021)	2,499,199	1.41	2,500,000
Humana Inc. 0.187% (cost: $4,997,818 due 07/21/2021)	4,999,481	2.82	5,000,000
Jabil Inc. 0.210% (cost: $2,499,388 due 07/16/2021)	2,499,781	1.41	2,500,000
Jabil Inc. 0.309% (cost: $4,996,353 due 08/27/2021)	4,997,555	2.82	5,000,000
Jabil Inc. 0.300% (cost: $2,498,375 due 08/27/2021)	2,498,813	1.41	2,500,000
Viatris Inc. 0.174% (cost: $7,499,238 due 07/20/2021)	7,499,310	4.23	7,500,000
Total commercial paper (cost: $62,479,995)	$62,489,325	35.25%
Total cash equivalents	$87,558,228	49.37%

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States corn futures contracts
CBOT corn futures SEP21 (2,092 contracts)	$7,311,611	4.12%	$63,073,800
CBOT corn futures DEC21 (1,823 contracts)	12,332,784	6.95	53,960,800
Total commodity futures contracts	$19,644,395	11.07%	$117,034,600

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT corn futures DEC22 (2,383 contracts)	$1,110,723	0.63%	$60,409,050

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

TEUCRIUM CORN FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$36,449,652	$(5,200,091)	$55,246,132	$(6,779,194)
Net change in unrealized (depreciation) appreciation on commodity futures contracts	(2,942,665)	4,223,848	(1,620,934)	(2,792,631)
Interest income	73,380	154,141	150,938	443,599
Total income (loss)	33,580,367	(822,102)	53,776,136	(9,128,226)

Expenses
Management fees	454,901	147,767	845,526	318,564
Professional fees	159,044	209,862	330,824	339,668
Distribution and marketing fees	396,619	291,920	747,224	620,098
Custodian fees and expenses	37,780	54,528	84,187	91,856
Business permits and licenses fees	7,600	29,554	24,274	32,969
General and administrative expenses	60,845	57,338	88,946	82,958
Total expenses	1,116,789	790,969	2,120,981	1,486,113

Expenses waived by the Sponsor	(321,515)	(108,468)	(441,781)	(195,575)

Total expenses, net	795,274	682,501	1,679,200	1,290,538

Net income (loss)	$32,785,093	$(1,504,603)	$52,096,936	$(10,418,764)

Net income (loss) per share	$3.83	$(0.55)	$5.90	$(2.42)
Net income (loss) per weighted average share	$3.61	$(0.31)	$5.62	$(2.14)
Weighted average shares outstanding	9,091,488	4,890,389	9,265,335	4,862,504

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2021	June 30, 2020
Operations
Net income (loss)	$52,096,936	$(10,418,764)
Capital transactions
Issuance of Shares	62,460,815	42,543,773
Redemption of Shares	(75,416,013)	(18,967,528)
Total capital transactions	(12,955,198)	23,576,245
Net change in net assets	39,141,738	13,157,481

Net assets, beginning of period	$138,289,537	$75,220,190

Net assets, end of period	$177,431,275	$88,377,671

Net asset value per share at beginning of period	$15.54	$14.82

Net asset value per share at end of period	$21.44	$12.40

Creation of Shares	3,400,000	3,475,000
Redemption of Shares	4,025,000	1,425,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2021	June 30, 2020
Cash flows from operating activities:
Net income (loss)	$52,096,936	$(10,418,764)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized depreciation on commodity futures contracts	1,620,934	2,792,631
Changes in operating assets and liabilities:
Due from broker	(6,429,007)	(9,784,701)
Interest receivable	(3,059)	(1,558)
Other assets	(1,153)	(48,494)
Due to broker	(12,973,828)	-
Management fee payable to Sponsor	30,356	(11,690)
Payable for purchases of commercial paper	(4,997,847)	7,495,500
Other liabilities	(4,777)	(16,317)
Net cash provided by (used in) operating activities	29,338,555	(9,993,393)

Cash flows from financing activities:
Proceeds from sale of Shares	62,460,815	42,543,773
Redemption of Shares	(77,358,288)	(14,936,195)
Net cash (used in) provided by financing activities	(14,897,473)	27,607,578

Net change in cash and cash equivalents	14,441,082	17,614,185
Cash and cash equivalents, beginning of period	138,181,061	74,521,123
Cash and cash equivalents, end of period	$152,622,143	$92,135,308

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

June 30, 2021

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year ending December 31, 2021.

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

For custody services, the Funds will pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to Global Fund Services 0.05% of average gross assets on the first $500 million, 0.04% on the next $500 million, 0.03% on the next $2 billion and 0.02% on the balance over $3 billion annually. A combined minimum annual fee of up to $47,000 for custody, transfer agency, accounting and administrative services is assessed per Fund. These services are recorded as custodian fees and expenses on the statements of operations. A summary of these expenses is included below.

The Sponsor employs Foreside Fund Services, LLC (“Foreside” or the “Distributor”) as the Distributor for the Funds. The Distribution Services Agreement among the Distributor and the Sponsor calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under Financial Industry Regulatory Authority (“FINRA”) rules. For its services as the Distributor, Foreside receives a fee of 0.01% of each Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. These services are recorded as distribution and marketing fees on the statements of operations. A summary of these expenses is included below. Pursuant to a Consulting Services Agreement, Foreside Consulting Services, LLC, performs certain consulting support services for the Trust's Sponsor. Additionally, Foreside Distributors, LLC performs certain distribution consulting services pursuant to a Distribution Consulting Agreement with the Sponsor.

E D & F Man Capital Markets, Inc. (“E D & F Man”) serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. E D & F Man is registered as a futures commission merchant (“FCM”) with the U.S. CFTC and is a member of the NFA. E D & F Man is also registered as a broker/dealer with the SEC and is a member of FINRA. E D & F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar and Wheat Futures Contracts E D & F Man is paid $9.00 per round turn. Prior to August 21, 2019, these expenses were recorded in brokerage commissions on the statements of operations. Beginning on August 21, 2019, these expenses were recognized on a per-trade basis. The half-turn is recognized as an unrealized loss on the statements of operations for contracts that have been purchased since the change in recognition, and a full turn is recognized as a realized loss on the statements of operations when a contract is sold. A summary of these expenses is included below.

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

The Sponsor employs Thales Capital Partners LLC (“Thales”) for distribution and solicitation-related services. Thales is registered as a Broker-Dealer with the SEC and a member of FINRA and the Securities Investor Protection Corporation (“SIPC”). Thales receives a quarterly fee of the higher of $18,750 or 0.10% of new assets raised in referred accounts for distribution and solicitation-related services. This fee based on new assets raised is determined by an agreed upon level of assets at the time of signing the contract. These services are recorded in distribution and marketing fees on the statements of operations. A summary of these expenses is included below:

	Three months ended June 30, 2021	Three months ended June 30, 2020	Six months ended June 30, 2021	Six months ended June 30, 2020
Amount Recognized for Custody Services	$37,780	$54,528	$84,187	$91,856
Amount of Custody Services Waived	$14,932	$-	$14,932	$10,000

Amount Recognized for Distribution Services	$20,915	$17,356	$42,577	$39,671
Amount of Distribution Services Waived	$-	$-	$-	$-

Amount Recognized for Wilmington Trust	$-	$-	$-	$-
Amount of Wilmington Trust Waived	$-	$-	$-	$-

Amount Recognized for Thales	$39,747	$11,375	$74,077	$22,759
Amount of Thales Waived	$30,020	$-	$30,020	$-

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

Brokerage Commissions

Beginning on August 21, 2019, the Sponsor began recognizing the expense for brokerage commissions for futures contract trades on a per-trade basis. Prior to the change, brokerage commissions on all open commodity futures contracts were accrued on the trade date and on a full-turn basis. The below table shows the amounts included on the statements of operations as total brokerage commissions paid inclusive of unrealized loss for the three and six months ended June 30, 2021.

CORN
Three Months Ended June 30, 2021	$41,225
Three Months Ended June 30, 2020	$25,268
Six Months Ended June 30, 2021	$75,191
Six Months Ended June 30, 2020	$40,422

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2018 to 2020, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2021 and for the years ended December 31, 2020, 2019, and 2018. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three and six months ended June 30, 2021 and 2020.

The Fund may be subject to potential examination by U.S. federal, U.S. state, or foreign jurisdictional authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions, and compliance with U.S. federal, U.S. state and foreign tax laws.

Creations and Redemptions

Authorized Purchasers may purchase Creation Baskets consisting of 25,000 shares from CORN. The amount of the proceeds required to purchase a Creation Basket will be equal to the NAV of the shares in the Creation Basket determined as of 4:00 p.m. (EST) on the day the order to create the basket is received in good order.

Authorized Purchasers may redeem shares from the Fund only in blocks of 25,000 shares called “Redemption Baskets.” The amount of the redemption proceeds for a Redemption Basket will be equal to the NAV of the shares in the Redemption Basket determined as of 4:00 p.m. (EST) on the day the order to redeem the basket is received is good order.

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

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short term maturities. Each Fund that is a series of the Trust has the balance of its cash equivalents on deposit with financial institutions. The Fund holds a balance in money market funds that is included in cash and cash equivalents on the statements of assets and liabilities. The Sponsor invests a portion of the available cash for the Funds in alternative demand deposit savings accounts, which is classified as cash and not as cash equivalents. Assets deposited with the bank may, at times, exceed federally insured limits. The Sponsor invests a portion of the available cash for the Funds in investment grade commercial paper with durations of 90 days or less, which is classified as a cash equivalent and is not FDIC insured. The Sponsor may invest a portion of the cash held by the broker in short term Treasury Bills as collateral for open futures contracts, which is classified as a cash equivalent and is not FDIC insured.

	June 30, 2021	December 31, 2020
Money Market Funds	$25,068,903	$27,496,317
Demand Deposit Savings Accounts	65,063,915	40,210,208
Commercial Paper	62,489,325	70,474,536
Total cash and cash equivalents as presented on the Statement of Assets and Liabilities	$152,622,143	$138,181,061

Payable for Purchases of Commercial Paper

The amount recorded by the Fund for commercial paper transactions awaiting settlement, represents the amount payable for contracts purchased but not yet settled as of the reporting date. The value of the contract is included in cash and cash equivalents, and the payable amount is included as a liability.

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

Sponsor Fee, Allocation of Expenses and Related Party Transactions

The Sponsor is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Trust and the Funds. In addition, the Sponsor has elected not to outsource services directly attributable to the Trust and the Funds such as accounting, financial reporting, regulatory compliance and trading activities, which the Sponsor performs itself. In addition, the Fund is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum.

The Fund generally pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, FINRA, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays its portion of the fees and expenses associated with the Trust’s tax accounting and reporting requirements. Certain aggregate expenses common to all Funds within the Trust are allocated by the Sponsor to the respective Fund based on activity drivers deemed most appropriate by the Sponsor for such expenses, including but not limited to relative assets under management and creation order activity.  These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Fund. Such expenses are primarily recorded as distribution and marketing fees in the financial statements of each Fund.

	Three months ended June 30, 2021	Three months ended June 30, 2020	Six months ended June 30, 2021	Six months ended June 30, 2020
Recognized Related Party Transactions	$313,998	$233,294	$555,085	$534,936
Waived Related Party Transactions	$149,274	$50,000	$219,168	$127,107

The Sponsor has the ability to elect to pay certain expenses on behalf of the Funds or waive the management fee. This election is subject to change by the Sponsor, at its discretion. Expenses paid by the Sponsor and Management fees waived by the Sponsor are, if applicable, presented as waived expenses in the statements of operations for each Fund. The Sponsor has determined that there will be no recovery sought for the amounts below in any future period:

CORN
Three months ended June 30, 2021	$321,515
Three months ended June 30, 2020	$108,468
Six months ended June 30, 2021	$441,781
Six months ended June 30, 2020	$195,575

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

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Fund’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Fund uses prices and inputs that are current as of the measurement date, including during periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many securities. This condition could cause a financial instrument to be reclassified to a lower level within the fair value hierarchy. For instance, when Corn Futures Contracts on the CBOT are not actively trading due to a “limit-up” or limit-down” condition, meaning that the daily change in the Corn Futures Contracts has exceeded the limits established, the Trust and the Fund will revert to alternative verifiable sources of valuation of its assets. When such a situation exists on a quarter close, the Sponsor will calculate the Net Asset Value (“NAV”) on a particular day using the Level 1 valuation but will later recalculate the NAV for the impacted Fund based upon the valuation inputs from these alternative verifiable sources (Level 2 or Level 3) and will report such NAV in its applicable financial statements and reports.

On June 30, 2021 and December 31, 2020, in the opinion of the Trust and the Fund, the reported value at the close of the market for each commodity contract fairly reflected the value of the futures and no alternative valuations were required, except for the Sep21 CBOT corn futures and the Dec21 CBOT corn futures, which settled in a “limit up” condition on June 30, 2021. Therefore, the Trust and CORN have used alternative verifiable sources to value these contracts on June 30, 2021 and the financial statements of CORN have been adjusted accordingly. The adjustment in CORN has resulted in a $711,275 increase in the unrealized change in commodity futures contracts in excess of reported CBOT values and have classified these as a Level 2 asset for the period ended June 30, 2021. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period.

For the quarter ended March 31, 2021, Corn Futures Contracts for the Jul21 CBOT corn futures, Sep21 CBOT corn futures, and Dec21 CBOT corn futures settled in a “limit up” condition. Accordingly, the Trust and CORN classified these as Level 2 assets.  The financial statements of CORN were adjusted accordingly. The adjustment resulted in an increase in the unrealized change in commodity futures contracts in excess of reported CBOT values of $3,371,513. The Sep21 and Dec21 corn futures contracts remained a Level 2 asset for the period ended June 30, 2021 as described above.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of June 30, 2021 and December 31, 2020:

June 30, 2021

Assets:	Level 1	Level 2	Level 3	Balance as of June 30, 2021
Cash Equivalents	$87,558,228	$-	$-	$87,558,228
Commodity Futures Contracts
Corn futures contracts	-	19,644,395	-	19,644,395
Total	$87,558,228	$19,644,395	$-	$107,202,623

Liabilities	Level 1	Level 2	Level 3	Balance as of June 30, 2021
Commodity Futures Contracts
Corn futures contracts	$1,110,723	$-	$-	$1,110,723

December 31, 2020

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2020
Cash Equivalents	$97,970,853	$-	$-	$97,970,853
Commodity Futures Contracts
Corn futures contracts	20,154,606	-	-	20,154,606
Total	$118,125,459	$-	$-	$118,125,459

For the three months ended June 30, 2021 and year ended December 31, 2020, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy, except for the: Sep21 and Dec21 CBOT corn futures contracts were reflected as a Level 2 investment for the period ended June 30, 2021 due to a “limit up” condition; the July21 CBOT corn futures, Sep21 CBOT corn futures, and Dec21 CBOT corn futures, were reflected as a Level 2 investment for the period ended March 31, 2021 due to a “limit up” condition. The July21 corn futures transferred back to a Level 1 asset for the period ended June 30, 2021, and the Sep21 and Dec21 corn futures contracts remained a Level 2 asset for the quarter ended June 30, 2021.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For three and six months ended June 30, 2021 and year ended December 31, 2020, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, E D & F Man as of June 30, 2021 and December 31, 2020.

Offsetting of Financial Assets and Derivative Assets as of June 30, 2021

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Corn futures contracts	$19,644,395	$-	$19,644,395	$1,110,723	$-	$18,533,672

Offsetting of Financial Liabilities and Derivative Liabilities as of June 30, 2021

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity Price
Corn futures contracts	$1,110,723	$-	$1,110,723	$1,110,723	$-	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2020

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Corn futures contracts	$20,154,606	$-	$20,154,606	$-	$12,973,828	$7,180,778

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Three months ended June 30, 2021

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$36,449,652	$(2,942,665)

Three months ended June 30, 2020

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(5,200,091)	$4,223,848

Six months ended June 30, 2021

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$55,246,132	$(1,620,934)

Six months ended June 30, 2020

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(6,779,194)	$(2,792,631)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for the futures contracts held was $185.5 million and $173.7 million, respectively, for the three and six months ended June 30, 2021, and $68.4 million and $66.9 million for the three and six months ended June 30, 2020, respectively.

Note 6 – Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the three and six months ended June 30, 2021 and 2020. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Per Share Operation Performance
Net asset value at beginning of period	$17.61	$12.95	$15.54	$14.82
Income from investment operations:
Investment income	0.01	0.03	0.02	0.10
Net realized and unrealized gain (loss) on commodity futures contracts	3.91	(0.44)	6.06	(2.25)
Total expenses, net	(0.09)	(0.14)	(0.18)	(0.27)
Net increase (decrease) in net asset value	3.83	(0.55)	5.90	(2.42)
Net asset value at end of period	$21.44	$12.40	$21.44	$12.40
Total Return	21.75%	(4.19)%	37.97%	(16.31)%
Ratios to Average Net Assets (Annualized)
Total expenses	2.46%	5.35%	2.51%	4.67%
Total expenses, net	1.75%	4.62%	1.99%	4.05%
Net investment loss	(1.59)%	(3.58)%	(1.81)%	(2.66)%

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

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended June 30, 2021 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than those noted below:

The continued uncertainty over the path of COVID-19 may continue to be highly disruptive to economies and markets. The impact of COVID-19 to the Fund is described in more detail in Part 2 of this 10-Q.

The total net assets of the Fund decreased by $38,633,498 or 22% for the period June 30, 2021 to August 6, 2021. This was driven by a 3% decrease in the NAV per share and a 19% decrease in the shares outstanding.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Cash and cash equivalents	$62,781,086	$90,398,391
Interest receivable	4,895	5,478
Other assets	200	37
Equity in trading accounts:
Commodity futures contracts	7,084,288	15,124,226
Due from broker	991,595	-
Total equity in trading accounts	8,075,883	15,124,226
Total assets	70,862,064	105,528,132

Liabilities
Management fee payable to Sponsor	66,836	75,651
Other liabilities	17,422	18,602
Payable for purchases of commercial paper	-	4,997,451
Equity in trading accounts:
Due to broker	-	11,257,566
Total liabilities	84,258	16,349,270

Net assets	$70,777,806	$89,178,862

Shares outstanding	2,975,004	4,575,004

Shares authorized	16,200,000	17,100,000

Net asset value per share	$23.79	$19.49

Market value per share	$23.70	$19.47

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

SCHEDULE OF INVESTMENTS

June 30, 2021

(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X (cost: $7,738,941)	$7,738,941	10.94%	7,738,941
Goldman Sachs Financial Square Government Fund - Institutional Class (cost: $1,052)	1,052	0.00	1,052
Total money market funds (cost: $7,739,993)	$7,739,993	10.94%

			Principal Amount
Commercial Paper
FMC Corporation 0.200% (cost: $1,999,689 due 07/12/2021)	$1,999,878	2.83%	2,000,000
General Motors Financial Company, Inc. 0.230% (cost: $4,997,222 due 07/08/2021)	4,999,777	7.06	5,000,000
General Motors Financial Company, Inc. 0.170% (cost: $2,498,949 due 09/13/2021)	2,499,126	3.53	2,500,000
Harley-Davidson Financial Services, Inc. 0.170% (cost: $2,498,938 due 08/03/2021)	2,499,610	3.53	2,500,000
Humana Inc. 0.187% (cost: $7,496,726 due 07/21/2021)	7,499,221	10.60	7,500,000
Humana Inc. 0.160% (cost: $4,998,044 due 07/27/2021)	4,999,422	7.06	5,000,000
Jabil Inc. 0.210% (cost: $2,499,388 due 07/16/2021)	2,499,781	3.53	2,500,000
Total commercial paper (cost: $26,988,956)	$26,996,815	38.14%
Total cash equivalents	$34,736,808	49.08%

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures NOV21 (359 contracts)	$4,711,635	6.66%	$25,112,050
CBOT soybean futures JAN22 (307 contacts)	78,443	0.11	21,486,163
CBOT soybean futures NOV22 (381 contacts)	2,294,210	3.24	24,193,500
Total commodity futures contracts	$7,084,288	10.01%	$70,791,713

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

TEUCRIUM SOYBEAN FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$7,663,258	$(861,903)	$25,817,715	$(1,718,118)
Net change in unrealized appreciation or (depreciation) on commodity futures contracts	684,574	1,484,213	(8,039,938)	(809,552)
Interest income	37,192	55,191	84,629	160,418
Total income (loss)	8,385,024	677,501	17,862,406	(2,367,252)

Expenses
Management fees	219,143	72,291	461,252	135,511
Professional fees	97,258	101,284	206,761	159,849
Distribution and marketing fees	234,930	135,606	459,947	227,765
Custodian fees and expenses	20,965	19,718	52,440	30,465
Business permits and licenses fees	5,838	8,675	20,364	12,468
General and administrative expenses	42,936	25,073	60,049	30,763
Total expenses	621,070	362,647	1,260,813	596,821

Expenses waived by the Sponsor	(243,419)	(47,076)	(305,996)	(77,047)

Total expenses, net	377,651	315,571	954,817	519,774

Net income (loss)	$8,007,373	$361,930	$16,907,589	$(2,887,026)

Net income (loss) per share	$2.21	$(0.02)	$4.30	$(1.87)
Net income (loss) per weighted average share	$2.08	$0.17	$3.93	$(1.51)
Weighted average shares outstanding	3,851,652	2,115,663	4,301,109	1,917,312

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2021	June 30, 2020
Operations
Net income (loss)	$16,907,589	$(2,887,026)
Capital transactions
Issuance of Shares	18,716,075	34,981,703
Redemption of Shares	(54,024,720)	(3,943,558)
Total capital transactions	(35,308,645)	31,038,145
Net change in net assets	(18,401,056)	28,151,119

Net assets, beginning of period	$89,178,862	$28,135,131

Net assets, end of period	$70,777,806	$56,286,250

Net asset value per share at beginning of period	$19.49	$15.85

Net asset value per share at end of period	$23.79	$13.98

Creation of Shares	900,000	2,525,000
Redemption of Shares	2,500,000	275,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2021	June 30, 2020
Cash flows from operating activities:
Net income (loss)	$16,907,589	$(2,887,026)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized depreciation on commodity futures contracts	8,039,938	809,552
Changes in operating assets and liabilities:
Due from broker	(991,595)	(2,707,585)
Interest receivable	583	(1,209)
Other assets	(163)	(14,060)
Due to broker	(11,257,566)	(643,808)
Management fee payable to Sponsor	(8,815)	7,215
Payable for purchases of commercial paper	(4,997,451)	-
Other liabilities	(1,180)	(5,058)
Net cash provided by (used in) operating activities	7,691,340	(5,441,979)

Cash flows from financing activities:
Proceeds from sale of Shares	18,716,075	34,981,703
Redemption of Shares	(54,024,720)	(3,943,558)
Net cash (used in) provided by financing activities	(35,308,645)	31,038,145

Net change in cash and cash equivalents	(27,617,305)	25,596,166
Cash and cash equivalents beginning of period	90,398,391	27,874,691
Cash and cash equivalents end of period	$62,781,086	$53,470,857

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

June 30, 2021

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year ending December 31, 2021.

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

For custody services, the Funds will pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to Global Fund Services 0.05% of average gross assets on the first $500 million, 0.04% on the next $500 million, 0.03% on the next $2 billion and 0.02% on the balance over $3 billion annually. A combined minimum annual fee of up to $47,000 for custody, transfer agency, accounting and administrative services is assessed per Fund. These services are recorded as custodian fees and expenses on the statements of operations. A summary of these expenses is included below.

The Sponsor employs Foreside Fund Services, LLC (“Foreside” or the “Distributor”) as the Distributor for the Funds. The Distribution Services Agreement among the Distributor and the Sponsor calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under Financial Industry Regulatory Authority (“FINRA”) rules. For its services as the Distributor, Foreside receives a fee of 0.01% of each Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. These services are recorded as distribution and marketing fees on the statements of operations. A summary of these expenses is included below. Pursuant to a Consulting Services Agreement, Foreside Consulting Services, LLC, performs certain consulting support services for the Trust's Sponsor. Additionally, Foreside Distributors, LLC performs certain distribution consulting services pursuant to a Distribution Consulting Agreement with the  Sponsor.

E D & F Man Capital Markets, Inc. (“E D & F Man”) serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. E D & F Man is registered as a futures commission merchant (“FCM”) with the U.S. CFTC and is a member of the NFA. E D & F Man is also registered as a broker/dealer with the SEC and is a member of FINRA. E D & F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar and Wheat Futures Contracts E D & F Man is paid $9.00 per round turn. Prior to August 21, 2019, these expenses were recorded in brokerage commissions on the statements of operations. Beginning on August 21, 2019, these expenses were recognized on a per-trade basis. The half-turn is recognized as an unrealized loss on the statements of operations for contracts that have been purchased since the change in recognition, and a full turn is recognized as a realized loss on the statements of operations when a contract is sold. A summary of these expenses is included below.

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

The Sponsor employs Thales Capital Partners LLC (“Thales”) for distribution and solicitation-related services. Thales is registered as a Broker-Dealer with the SEC and a member of FINRA and the Securities Investor Protection Corporation (“SIPC”). Thales receives a quarterly fee of the higher of $18,750 or 0.10% of new assets raised in referred accounts for distribution and solicitation-related services. This fee based on new assets raised is determined by an agreed upon level of assets at the time of signing the contract. These services are recorded in distribution and marketing fees on the statements of operations. A summary of these expenses is included below:

	Three months ended June 30, 2021	Three months ended June 30, 2020	Six months ended June 30, 2021	Six months ended June 30, 2020
Amount Recognized for Custody Services	$20,965	$19,718	$52,440	$30,465
Amount of Custody Services Waived	$7,817	$-	$7,817	$-

Amount Recognized for Distribution Services	$12,074	$6,478	$26,687	$13,361
Amount of Distribution Services Waived	$7,879	$-	$13,896	$-

Amount Recognized for Wilmington Trust	$-	$-	$-	$-
Amount of Wilmington Trust Waived	$-	$-	$-	$-

Amount Recognized for Thales	$23,607	$3,600	$47,959	$7,101
Amount of Thales Waived	$5,299	$-	$5,299	$-

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

Brokerage Commissions

Beginning on August 21, 2019, the Sponsor began recognizing the expense for brokerage commissions for futures contract trades on a per-trade basis. Prior to the change, brokerage commissions on all open commodity futures contracts were accrued on the trade date and on a full-turn basis. The below table shows the amounts included on the statements of operations as total brokerage commissions paid inclusive of unrealized loss for the three and six months ended June 30, 2021.

SOYB
Three Months Ended June 30, 2021	$6,543
Three Months Ended June 30, 2020	$5,691
Six Months Ended June 30, 2021	$21,735
Six Months Ended June 30, 2020	$10,145

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2018 to 2020, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2021 and for the years ended December 31, 2020, 2019, and 2018. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three and six months ended June 30, 2021 and 2020.

The Fund may be subject to potential examination by U.S. federal, U.S. state, or foreign jurisdictional authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions, and compliance with U.S. federal, U.S. state and foreign tax laws.

Creations and Redemptions

Authorized Purchasers may purchase Creation Baskets consisting of 25,000 shares from the Fund. The amount of the proceeds required to purchase a Creation Basket will be equal to the NAV of the shares in the Creation Basket determined as of 4:00 p.m. (EST) on the day the order to create the basket is received in good order.

Authorized Purchasers may redeem shares from the Fund only in blocks of 25,000 shares called “Redemption Baskets.” The amount of the redemption proceeds for a Redemption Basket will be equal to the NAV of the shares in the Redemption Basket determined as of 4:00 p.m. (EST) on the day the order to redeem the basket is received in good order.

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

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with maturity dates of 90 days or less when acquired. The Trust reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short term maturities. Each Fund that is a series of the Trust has the balance of its cash equivalents on deposit with financial institutions. The Fund holds a balance in money market funds that is included in cash and cash equivalents on the statements of assets and liabilities. The Sponsor invests a portion of the available cash for the Funds in alternative demand deposit savings accounts, which is classified as cash and not as cash equivalents. Assets deposited with the bank may, at times, exceed federally insured limits. The Sponsor invests a portion of the available cash for the Funds in investment grade commercial paper with durations of 90 days or less, which is classified as a cash equivalent and is not FDIC insured. The Sponsor may invest a portion of the cash held by the FCM in short term Treasury Bills as collateral for open futures contracts, which is classified as a cash equivalent and is not FDIC insured.

	June 30, 2021	December 31, 2020
Money Market Funds	$7,739,993	$13,242,009
Demand Deposit Savings Accounts	28,044,278	32,671,497
Commercial Paper	26,996,815	44,484,885
Total cash and cash equivalents as presented on the Statement of Assets and Liabilities	$62,781,086	$90,398,391

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

Sponsor Fee, Allocation of Expenses and Related Party Transactions

The Sponsor is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Trust and the Funds. In addition, the Sponsor has elected not to outsource services directly attributable to the Trust and the Funds such as accounting, financial reporting, regulatory compliance and trading activities, which the Sponsor performs itself. In addition, the Fund is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum.

The Fund pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, FINRA, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays its portion of the fees and expenses associated with the Trust’s tax accounting and reporting requirements. Certain aggregate expenses common to all Funds within the Trust are allocated by the Sponsor to the respective Fund based on activity drivers deemed most appropriate by the Sponsor for such expenses, including but not limited to relative assets under management and creation order activity.  These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Fund. Such expenses are primarily recorded as distribution and marketing fees in the financial statements of each Fund.

	Three months ended June 30, 2021	Three months ended June 30, 2020	Six months ended June 30, 2021	Six months ended June 30, 2020
Recognized Related Party Transactions	$179,176	$94,179	$339,297	$186,829
Waived Related Party Transactions	$113,219	$22,076	$137,564	$32,047

The Sponsor has the ability to elect to pay certain expenses on behalf of the Funds or waive the management fee. This election is subject to change by the Sponsor, at its discretion. Expenses paid by the Sponsor and Management fees waived by the Sponsor are, if applicable, presented as waived expenses in the statements of operations for each Fund. The Sponsor has determined that there will be no recovery sought for the amounts below in any future period:

SOYB
Three months ended June 30, 2021	$243,419
Three months ended June 30, 2020	$47,076
Six months ended June 30, 2021	$305,996
Six months ended June 30, 2020	$77,047

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

On June 30, 2021 and December 31, 2020, in the opinion of the Trust and the Fund, the reported value at the close of the market for each commodity contract fairly reflected the value of the futures and no alternative valuations were required. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period.  In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

For the quarter ended March 31, 2021, Soybean Futures Contracts for Jul21 CBOT soybean futures, and the Nov21 CBOT soybean futures settled in a “limit up” condition. Accordingly, the Trust and SOYB classified these as Level 2 assets. The adjustment in SOYB resulted in a $279,750 increase in the unrealized change in commodity futures contracts in excess of reported CBOT values. These contracts transferred back to a Level 1 asset for the quarter ended June 30, 2021.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of June 30, 2021 and December 31, 2020:

June 30, 2021

Assets:	Level 1	Level 2	Level 3	Balance as of June 30, 2021
Cash Equivalents	$34,736,808	$-	$-	$34,736,808
Commodity Futures Contracts
Soybean futures contracts	7,084,288	-	-	7,084,288
Total	$41,821,096	$-	$-	$41,821,096

December 31, 2020

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2020
Cash Equivalents	$57,726,894	$-	$-	$57,726,894
Commodity Futures Contracts
Soybean futures contracts	15,124,226	-	-	15,124,226
Total	$72,851,120	$-	$-	$72,851,120

For the three months ended June 30, 2021 and year ended December 31, 2020, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy, except for the Jul21 CBOT soybean futures, and the Nov21 CBOT soybean futures, were reflected as a Level 2 asset for the period ended March 31, 2021 due to a “limit up” condition. These Soybean contracts transferred back to a Level 1 asset for the period ended June 30, 2021.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the three and six months ended June 30, 2021 and year ended December 31, 2020, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, E D & F Man as of June 30, 2021 and December 31, 2020.

Offsetting of Financial Assets and Derivative Assets as of June 30, 2021

Assets
	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Soybean futures contracts	$7,084,288	$-	$7,084,288	$-	$-	$7,084,288

Offsetting of Financial Assets and Derivative Assets as of December 31, 2020

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Soybean futures contracts	$15,124,226	$-	$15,124,226	$-	$11,257,566	$3,866,660

The following is a summary of realized and unrealized gains and losses of the derivative instruments utilized by the Fund:

Three months ended June 30, 2021

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Soybean futures contracts	$7,663,258	$684,574

Three months ended June 30, 2020

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Soybean futures contracts	$(861,903)	$1,484,213

Six months ended June 30, 2021

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Soybean futures contracts	$25,817,715	$(8,039,938)

Six months ended June 30, 2020

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Soybean futures contracts	$(1,718,118)	$(809,552)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $83.6 million and $90.3 million, respectively for the three and six months ended June 30, 2021 and, and $37.9 million and $31.0 million for the three and six months ended June 30, 2020, respectively.

Note 6 – Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the three and six months ended June 30, 2021 and 2020. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

FINANCIAL HIGHLIGHTS - Unaudited

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Per Share Operation Performance
Net asset value at beginning of period	$21.58	$14.00	$19.49	$15.85
Income from investment operations:
Investment income	0.01	0.03	0.02	0.08
Net realized and unrealized gain (loss) on commodity futures contracts	2.30	0.10	4.50	(1.68)
Total expenses, net	(0.10)	(0.15)	(0.22)	(0.27)
Net increase (decrease) in net asset value	2.21	(0.02)	4.30	(1.87)
Net asset value at end of period	$23.79	$13.98	$23.79	$13.98
Total Return	10.24%	(0.12)%	22.05%	(11.78)%
Ratios to Average Net Assets (Annualized)
Total expenses	2.83%	5.02%	2.73%	4.40%
Total expenses, net	1.72%	4.36%	2.07%	3.83%
Net investment loss	(1.55)%	(3.60)%	(1.89)%	(2.65)%

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

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended June 30, 2021 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than those noted below:

The continued uncertainty over the path of COVID-19 may continue to be highly disruptive to economies and markets. The impact of COVID-19 to the Fund is described in more detail in Part 2 of this 10-Q.

TEUCRIUM SUGAR FUND

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Cash and cash equivalents	$20,531,334	$11,849,332
Interest receivable	1,108	904
Equity in trading accounts:
Commodity futures contracts	1,964,820	1,407,703
Total assets	22,497,262	13,257,939

Liabilities
Management fee payable to Sponsor	17,678	10,292
Other liabilities	9,621	5,895
Equity in trading accounts:
Due to broker	420,810	475,661
Total liabilities	448,109	491,848

Net assets	$22,049,153	$12,766,091

Shares outstanding	2,600,004	1,900,004

Shares authorized	22,275,000	23,150,000

Net asset value per share	$8.48	$6.72

Market value per share	$8.49	$6.75

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

SCHEDULE OF INVESTMENTS

June 30, 2021

(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X (cost $6,021,297)	$6,021,297	27.31%	6,021,297
Goldman Sachs Financial Square Government Fund (cost $1,800)	1,800	0.01	1,800
Total money market funds (cost: $6,023,097)	$6,023,097	27.32%

			Principal Amount
Commercial Paper
Jabil Inc. 0.210% (cost: $2,499,388 due 07/16/2021)	$2,499,781	11.34%	2,500,000
Brookfield Infrastructure Holdings Inc. 0.213% (cost: $4,999,200 due 07/21/2021)	4,999,408	22.67	5,000,000
Total commercial paper (cost: $7,498,588)	$7,499,189	34.01%
Total cash equivalents	$13,522,286	61.33%

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States sugar futures contracts
ICE sugar futures MAR22 (382 contracts)	$1,444,358	6.55%	$7,735,347
ICE sugar futures MAY22 (344 contracts)	84,905	0.38	6,630,669
ICE sugar futures MAR23 (423 contracts)	435,557	1.98	7,698,600
Total commodity futures contracts	$1,964,820	8.91%	$22,064,616

 The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

SCHEDULE OF INVESTMENTS

December 31, 2020

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X (cost $4,134,293)	$4,134,293	32.38%	4,134,293
Blackrock Liquidity FedFund - Institutional Class (cost: $18,871)	18,871	0.15	18,871
Total money market funds (cost: $4,153,164)	4,153,164	32.53

			Principal Amount
Commercial Paper
Energy Transfer Operating, L.P. 0.501% (cost: $2,498,889 due 1/29/2021)	2,499,028	19.58	2,500,000
Total cash equivalents	$6,652,192	52.11%

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

TEUCRIUM SUGAR FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$2,012,151	$(1,239,596)	$3,265,631	$(947,539)
Net change in unrealized appreciation or (depreciation) on commodity futures contracts	1,163,959	1,689,036	557,117	(466,909)
Interest income	5,701	15,136	12,089	58,108
Total income (loss)	3,181,811	464,576	3,834,837	(1,356,340)

Expenses
Management fees	46,597	18,627	82,612	45,129
Professional fees	14,304	65,432	32,312	88,592
Distribution and marketing fees	29,264	45,172	62,339	90,505
Custodian fees and expenses	4,610	5,428	8,266	12,399
Business permits and licenses fees	2,851	10,074	21,196	28,664
General and administrative expenses	12,394	10,949	15,996	14,125
Other expenses	-	-	-	15
Total expenses	110,020	155,682	222,721	279,429

Expenses waived by the Sponsor	(31,549)	(76,539)	(58,039)	(113,892)

Total expenses, net	78,471	79,143	164,682	165,537

Net income (loss)	$3,103,340	$385,433	$3,670,155	$(1,521,877)

Net income (loss) per share	$1.45	$0.23	$1.76	$(1.32)
Net income (loss) per weighted average share	$1.33	$0.28	$1.68	$(1.05)
Weighted average shares outstanding	2,329,674	1,360,718	2,182,739	1,442,999

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2021	June 30, 2020
Operations
Net income (loss)	$3,670,155	$(1,521,877)
Capital transactions
Issuance of Shares	6,856,615	2,722,055
Redemption of Shares	(1,243,708)	(4,639,993)
Total capital transactions	5,612,907	(1,917,938)
Net change in net assets	9,283,062	(3,439,815)

Net assets, beginning of period	$12,766,091	$12,313,180

Net assets, end of period	$22,049,153	$8,873,365

Net asset value per share at beginning of period	$6.72	$7.04

Net asset value per share at end of period	$8.48	$5.72

Creation of Shares	875,000	500,000
Redemption of Shares	175,000	700,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2021	June 30, 2020
Cash flows from operating activities:
Net income (loss)	$3,670,155	$(1,521,877)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on commodity futures contracts	(557,117)	466,909
Changes in operating assets and liabilities:
Due from broker	-	(858,685)
Interest receivable	(204)	(309)
Other assets	-	(701)
Due to broker	(54,851)	(237,908)
Management fee payable to Sponsor	7,386	(3,363)
Other liabilities	3,726	4,044
Net cash provided by (used in) operating activities	3,069,095	(2,151,890)

Cash flows from financing activities:
Proceeds from sale of Shares	6,856,615	2,722,055
Redemption of Shares	(1,243,708)	(4,639,993)
Net cash provided by (used in) financing activities	5,612,907	(1,917,938)

Net change in cash and cash equivalents	8,682,002	(4,069,828)
Cash and cash equivalents beginning of period	11,849,332	12,215,795
Cash and cash equivalents end of period	$20,531,334	$8,145,967

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

June 30, 2021

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year ending December 31, 2021.

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

For custody services, the Funds will pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to Global Fund Services 0.05% of average gross assets on the first $500 million, 0.04% on the next $500 million, 0.03% on the next $2 billion and 0.02% on the balance over $3 billion annually. A combined minimum annual fee of up to $47,000 for custody, transfer agency, accounting and administrative services is assessed per Fund. These services are recorded as custodian fees and expenses on the statements of operations. A summary of these expenses is included below.

The Sponsor employs Foreside Fund Services, LLC (“Foreside” or the “Distributor”) as the Distributor for the Funds. The Distribution Services Agreement among the Distributor and the Sponsor calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under Financial Industry Regulatory Authority (“FINRA”) rules. For its services as the Distributor, Foreside receives a fee of 0.01% of each Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. These services are recorded as distribution and marketing fees on the statements of operations. A summary of these expenses is included below. Pursuant to a Consulting Services Agreement, Foreside Consulting Services, LLC, performs certain consulting support services for the Trust's Sponsor. Additionally, Foreside Distributors, LLC performs certain distribution consulting services pursuant to a Distribution Consulting Agreement with the Sponsor.

E D & F Man Capital Markets, Inc. (“E D & F Man”) serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. E D & F Man is registered as a futures commission merchant (“FCM”) with the U.S. CFTC and is a member of the NFA. E D & F Man is also registered as a broker/dealer with the SEC and is a member of FINRA. E D & F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar and Wheat Futures Contracts E D & F Man is paid $9.00 per round turn. Prior to August 21, 2019, these expenses were recorded in brokerage commissions on the statements of operations. Beginning on August 21, 2019, these expenses were recognized on a per-trade basis. The half-turn is recognized as an unrealized loss on the statements of operations for contracts that have been purchased since the change in recognition, and a full turn is recognized as a realized loss on the statements of operations when a contract is sold. A summary of these expenses is included below.

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

The Sponsor employs Thales Capital Partners LLC (“Thales”) for distribution and solicitation-related services. Thales is registered as a Broker-Dealer with the SEC and a member of FINRA and the Securities Investor Protection Corporation (“SIPC”). Thales receives a quarterly fee of the higher of $18,750 or 0.10% of new assets raised in referred accounts for distribution and solicitation-related services. This fee based on new assets raised is determined by an agreed upon level of assets at the time of signing the contract. These services are recorded in distribution and marketing fees on the statements of operations. A summary of these expenses is included below:

	Three months ended June 30, 2021	Three months ended June 30, 2020	Six months ended June 30, 2021	Six months ended June 30, 2020
Amount Recognized for Custody Services	$4,610	$5,428	$8,266	$12,399
Amount of Custody Services Waived	$2,280	$2,075	$2,335	$4,276

Amount Recognized for Distribution Services	$1,755	$2,499	$3,608	$5,526
Amount of Distribution Services Waived	$1,216	$798	$1,216	$2,011

Amount Recognized for Wilmington Trust	$-	$-	$-	$-
Amount of Wilmington Trust Waived	$-	$-	$-	$-

Amount Recognized for Thales	$3,266	$1,513	$6,308	$3,107
Amount of Thales Waived	$868	$1,513	$868	$1,513

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

Brokerage Commissions

Beginning on August 21, 2019, the Sponsor began recognizing the expense for brokerage commissions for futures contract trades on a per-trade basis. Prior to the change, brokerage commissions on all open commodity futures contracts were accrued on the trade date and on a full-turn basis. The below table shows the amounts included on the statements of operations as total brokerage commissions paid inclusive of unrealized loss for the three and six months ended June 30, 2021.

CANE
Three Months Ended June 30, 2021	$8,957
Three Months Ended June 30, 2020	$5,168
Six Months Ended June 30, 2021	$12,434
Six Months Ended June 30, 2020	$8,243

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

Creations and Redemptions

Authorized Purchasers may purchase Creation Baskets consisting of 25,000 shares from the Fund. The amount of the proceeds required to purchase a Creation Basket will be equal to the NAV of the shares in the Creation Basket determined as of 4:00 p.m. (EST) on the day the order to create the basket is received in good order.

Authorized Purchasers may redeem shares from the Fund only in blocks of 25,000 shares called “Redemption Baskets.” The amount of the redemption proceeds for a Redemption Basket will be equal to the NAV of the shares in the Redemption Basket determined as of 4:00 p.m. (EST) on the day the order to redeem the basket is received in good order.

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

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with maturity dates of 90 days or less when acquired. The Trust reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short term maturities. Each Fund that is a series of the Trust has the balance of its cash equivalents on deposit with financial institutions. The Fund holds a balance in money market funds that is included in cash and cash equivalents on the statements of assets and liabilities. The Sponsor invests a portion of the available cash for the Funds in alternative demand deposit savings accounts, which is classified as cash and not as cash equivalents. Assets deposited with the bank may, at times, exceed federally insured limits. The Sponsor invests a portion of the available cash for the Funds in investment grade commercial paper with durations of 90 days or less, which is classified as a cash equivalent and is not FDIC insured. The Sponsor may invest a portion of the cash held by the broker in short term Treasury Bills as collateral for open futures contracts, which is classified as a cash equivalent and is not FDIC insured.

	June 30, 2021	December 31, 2020
Money Market Funds	$6,023,097	$4,153,164
Demand Deposit Savings Accounts	7,009,048	5,197,140
Commercial Paper	7,499,189	2,499,028
Total cash and cash equivalents as presented on the Statement of Assets and Liabilities	$20,531,334	$11,849,332

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

Sponsor Fee, Allocation of Expenses and Related Party Transactions

The Sponsor is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Trust and the Funds. In addition, the Sponsor has elected not to outsource services directly attributable to the Trust and the Funds such as accounting, financial reporting, regulatory compliance and trading activities, which the Sponsor performs itself. In addition, the Fund is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum.

The Fund generally pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, FINRA, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays its portion of the fees and expenses associated with the Trust’s tax accounting and reporting requirements. Certain aggregate expenses common to all Funds within the Trust are allocated by the Sponsor to the respective Fund based on activity drivers deemed most appropriate by the Sponsor for such expenses, including but not limited to relative assets under management and creation order activity.  These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Fund. Such expenses are primarily recorded as distribution and marketing fees in the financial statements of each Fund.

	Three months ended June 30, 2021	Three months ended June 30, 2020	Six months ended June 30, 2021	Six months ended June 30, 2020
Recognized Related Party Transactions	$27,519	$31,713	$47,769	$72,911
Waived Related Party Transactions	$10,388	$9,834	$19,198	$19,973

The Sponsor has the ability to elect to pay certain expenses on behalf of the Funds or waive the management fee. This election is subject to change by the Sponsor, at its discretion. Expenses paid by the Sponsor and Management fees waived by the Sponsor are, if applicable, presented as waived expenses in the statements of operations for each Fund. The Sponsor has determined that there will be no recovery sought for the amounts below in any future period:

CANE
Three months ended June 30, 2021	$31,549
Three months ended June 30, 2020	$76,539
Six months ended June 30, 2021	$58,039
Six months ended June 30, 2020	$113,892

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

On June 30, 2021 and December 31, 2020, in the opinion of the Trust and the Fund, the reported value of the Sugar Futures Contracts traded on the ICE fairly reflected the value of the Sugar Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

For the three and six months ended June 30, 2021 and year ended December 31, 2020, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of June 30, 2021 and December 31, 2020:

June 30, 2021

Assets:	Level 1	Level 2	Level 3	Balance as of June 30, 2021
Cash Equivalents	$13,522,286	$-	$-	$13,522,286
Commodity Futures Contracts
Sugar futures contracts	1,964,820	-	-	1,964,820
Total	$15,487,106	$-	$-	$15,487,106

December 31, 2020

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2020
Cash Equivalents	$6,652,192	$-	$-	$6,652,192
Commodity Futures Contracts
Sugar futures contracts	1,407,703	-	-	1,407,703
Total	$8,059,895	$-	$-	$8,059,895

For the three months ended June 30, 2021 and year ended December 31, 2020, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the three and six months ended June 30, 2021 and year ended December 31, 2020, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, E D & F Man as of June 30, 2021 and December 31, 2020.

Offsetting of Financial Assets and Derivative Assets as of June 30, 2021

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Sugar futures contracts	$1,964,820	$-	$1,964,820	$-	$420,810	$1,544,010

Offsetting of Financial Assets and Derivative Assets as of December 31, 2020

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Sugar futures contracts	$1,407,703	$-	$1,407,703	$-	$475,661	$932,042

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Three months ended June 30, 2021

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Sugar futures contracts	$2,012,151	$1,163,959

Three months ended June 30, 2020

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Sugar futures contracts	$(1,239,596)	$1,689,036

Six months ended June 30, 2021

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Sugar futures contracts	$3,265,631	$557,117

Six months ended June 30, 2020

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Sugar futures contracts	$(947,538)	$(466,909)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held were $19.9 million and $17.4 million, respectively, for the three and six months ended June 30, 2021, and $7.8 million and $8.7 million, respectively, for the three and six months ended June 30, 2020.

Note 6 – Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the three and six months ended June 30, 2021 and 2020. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Per Share Operation Performance
Net asset value at beginning of period	$7.03	$5.49	$6.72	$7.04
Income (loss) from investment operations:
Investment income	-	0.01	0.01	0.04
Net realized and unrealized gain (loss) on commodity futures contracts	1.48	0.28	1.83	(1.25)
Total expenses, net	(0.03)	(0.06)	(0.08)	(0.11)
Net increase (decrease) in net asset value	1.45	0.23	1.76	(1.32)
Net asset value at end of period	$8.48	$5.72	$8.48	$5.72
Total Return	20.67%	4.19%	26.22%	(18.64)%
Ratios to Average Net Assets (Annualized)
Total expenses	2.36%	8.36%	2.70%	6.19%
Total expenses, net	1.68%	4.25%	1.99%	3.67%
Net investment loss	(1.56)%	(3.44)%	(1.84)%	(2.38)%

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

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended June 30, 2021 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than those noted below:

The continued uncertainty over the path of COVID-19 may continue to be highly disruptive to economies and markets. The impact of COVID-19 to the Fund is described in more detail in Part 2 of this 10-Q.

TEUCRIUM WHEAT FUND

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Cash and cash equivalents	$76,708,882	$68,946,725
Interest receivable	4,586	3,257
Capital shares receivable	-	307,830
Equity in trading accounts:
Commodity futures contracts	4,165,999	5,738,162
Due from broker	5,453,399	-
Total equity in trading accounts	9,619,398	5,738,162
Total assets	86,332,866	74,995,974

Liabilities
Payable for shares redeemed	-	2,462,640
Management fee payable to Sponsor	71,136	60,902
Other liabilities	11,597	24,751
Equity in trading accounts:
Commodity futures contracts	232,887	-
Due to broker	-	2,571,103
Total equity in trading accounts	232,887	2,571,103
Total liabilities	315,620	5,119,396

Net assets	$86,017,246	$69,876,578

Shares outstanding	12,750,004	11,350,004

Shares authorized	34,350,000	37,650,000

Net asset value per share	$6.75	$6.16

Market value per share	$6.77	$6.19

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

SCHEDULE OF INVESTMENTS

June 30, 2021

(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X (cost: $4,158,145)	$4,158,145	4.83%	4,158,145
Goldman Sachs Financial Square Government Fund - Institutional Class (cost: $7,523,801)	7,523,801	8.75	7,523,801
Total money market funds (cost: $11,681,946)	$11,681,946	13.58%

			Principal Amount
Commercial Paper
Canadian Natural Resources Limited 0.140% (cost: $4,999,495 due 07/26/2021)	$4,999,514	5.81%	5,000,000
General Motors Financial Company, Inc. 0.230% (cost: $2,498,642 due 07/06/2021)	2,499,920	2.91	2,500,000
General Motors Financial Company, Inc. 0.230% (cost: $2,498,611 due 07/08/2021)	2,499,888	2.91	2,500,000
Harley-Davidson Financial Services, Inc. 0.170% (cost: $2,498,938 due 08/03/2021)	2,499,610	2.91	2,500,000
Harley-Davidson Financial Services, Inc. 0.170% (cost: $2,498,938 due 08/03/2021)	2,499,610	2.91	2,500,000
Harley-Davidson Financial Services, Inc. 0.160% (cost: $2,499,033 due 08/06/2021)	2,499,600	2.90	2,500,000
Humana Inc. 0.187% (cost: $2,498,909 due 07/21/2021)	2,499,741	2.91	2,500,000
Jabil Inc. 0.210% (cost: $2,499,388 due 07/16/2021)	2,499,782	2.91	2,500,000
Jabil Inc. 0.300% (cost: $2,498,375 due 08/27/2021)	2,498,813	2.90	2,500,000
Viatris Inc. 0.174% (cost: $2,499,746 due 07/20/2021)	2,499,770	2.91	2,500,000
Viatris Inc. 0.200% (cost: $2,498,861 due 09/13/2021)	2,498,972	2.90	2,500,000
Viatris Inc. 0.200% (cost: $2,498,764 due 09/15/2021)	2,498,945	2.90	2,500,000
Total commercial paper (cost: $32,487,700)	$32,494,165	37.78%
Total cash equivalents	$44,176,111	51.36%

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures SEP21 (889 contracts)	$845,125	0.98%	$30,203,775
CBOT wheat futures DEC21 (753 contracts)	3,320,874	3.86	25,790,250
Total commodity futures contracts	$4,165,999	4.84%	$55,994,025

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures DEC22 (861 contracts)	$232,887	0.27%	$30,027,375

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

TEUCRIUM WHEAT FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$7,160,668	$(285,793)	$10,080,116	$167,515
Net change in unrealized appreciation (depreciation) on commodity futures contracts	3,250,623	(5,884,890)	(1,805,050)	(6,884,216)
Interest income	34,335	124,115	69,517	326,980
Total income (loss)	10,445,626	(6,046,568)	8,344,583	(6,389,721)

Expenses
Management fees	217,020	117,716	411,329	241,560
Professional fees	53,676	86,409	130,073	163,193
Distribution and marketing fees	157,640	148,603	298,681	332,181
Custodian fees and expenses	15,192	25,956	34,622	48,248
Business permits and licenses fees	2,170	15,760	21,601	20,714
General and administrative expenses	27,963	31,326	37,642	47,426
Total expenses	473,661	425,770	933,948	853,322

Expenses waived by the Sponsor	(95,936)	-	(124,651)	-

Total expenses, net	377,725	425,770	809,297	853,322

Net income (loss)	$10,067,901	$(6,472,338)	$7,535,286	$(7,243,043)

Net income (loss) per share	$0.76	$(0.73)	$0.59	$(0.80)
Net income (loss) per weighted average share	$0.77	$(0.73)	$0.58	$(0.82)
Weighted average shares outstanding	13,111,817	8,886,542	12,898,761	8,832,009

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2021	June 30, 2020
Operations
Net income (loss)	$7,535,286	$(7,243,043)
Capital transactions
Issuance of Shares	20,841,092	5,487,503
Redemption of Shares	(12,235,710)	(4,534,013)
Total capital transactions	8,605,382	953,490
Net change in net assets	16,140,668	(6,289,553)

Net assets, beginning of period	$69,876,578	$52,236,196

Net assets, end of period	$86,017,246	$45,946,643

Net asset value per share at beginning of period	$6.16	$5.84

Net asset value per share at end of period	$6.75	$5.04

Creation of Shares	3,300,000	1,000,000
Redemption of Shares	1,900,000	825,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2021	June 30, 2020
Cash flows from operating activities:
Net income (loss)	$7,535,286	$(7,243,043)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized depreciation on commodity futures contracts	1,805,050	6,884,216
Changes in operating assets and liabilities:
Due from broker	(5,453,399)	(4,786,517)
Interest receivable	(1,329)	(1,055)
Other assets	-	1,143
Due to broker	(2,571,103)	(4,258,410)
Management fee payable to Sponsor	10,234	(4,977)
Other liabilities	(13,154)	11,006
Net cash provided by (used in) operating activities	1,311,585	(9,397,637)

Cash flows from financing activities:
Proceeds from sale of Shares	21,148,922	5,487,503
Redemption of Shares	(14,698,350)	(4,534,013)
Net cash provided by financing activities	6,450,572	953,490

Net change in cash and cash equivalents	7,762,157	(8,444,147)
Cash and cash equivalents, beginning of period	68,946,725	51,467,643
Cash and cash equivalents, end of period	$76,708,882	$43,023,496

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

June 30, 2021
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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year ending December 31, 2021.

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

For custody services, the Funds will pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to Global Fund Services 0.05% of average gross assets on the first $500 million, 0.04% on the next $500 million, 0.03% on the next $2 billion and 0.02% on the balance over $3 billion annually. A combined minimum annual fee of up to $64,500 for custody, transfer agency, accounting and administrative services is assessed per Fund. These services are recorded as custodian fees and expenses on the statements of operations. A summary of these expenses is included below.

The Sponsor employs Foreside Fund Services, LLC (“Foreside” or the “Distributor”) as the Distributor for the Funds. The Distribution Services Agreement among the Distributor and the Sponsor calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under Financial Industry Regulatory Authority (“FINRA”) rules. For its services as the Distributor, Foreside receives a fee of 0.01% of each Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. These services are recorded as distribution and marketing fees on the statements of operations. A summary of these expenses is included below. Pursuant to a Consulting Services Agreement, Foreside Consulting Services, LLC, performs certain consulting support services for the Trust's Sponsor. Additionally, Foreside Distributors, LLC performs certain distribution consulting services pursuant to a Distribution Consulting Agreement with the Sponsor.

E D & F Man Capital Markets, Inc. (“E D & F Man”) serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. E D & F Man is registered as a futures commission merchant (“FCM”) with the U.S. CFTC and is a member of the NFA. E D & F Man is also registered as a broker/dealer with the SEC and is a member of FINRA. E D & F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar and Wheat Futures Contracts E D & F Man is paid $9.00 per round turn. Prior to August 21, 2019, these expenses were recorded in brokerage commissions on the statements of operations. Beginning on August 21, 2019, these expenses were recognized on a per-trade basis. The half-turn is recognized as an unrealized loss on the statements of operations for contracts that have been purchased since the change in recognition, and a full turn is recognized as a realized loss on the statements of operations when a contract is sold. A summary of these expenses is included below.

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

The Sponsor employs Thales Capital Partners LLC (“Thales”) for distribution and solicitation-related services. Thales is registered as a Broker-Dealer with the SEC and a member of FINRA and the Securities Investor Protection Corporation (“SIPC”). Thales receives a quarterly fee of the higher of $18,750 or 0.10% of new assets raised in referred accounts for distribution and solicitation-related services. This fee based on new assets raised is determined by an agreed upon level of assets at the time of signing the contract. These services are recorded in distribution and marketing fees on the statements of operations. A summary of these expenses is included below:

	Three months ended June 30, 2021	Three months ended June 30, 2020	Six months ended June 30, 2021	Six months ended June 30, 2020
Amount Recognized for Custody Services	$15,192	$25,956	$34,622	$48,248
Amount of Custody Services Waived	$-	$-	$-	$-

Amount Recognized for Distribution Services	$8,240	$9,178	$17,416	$20,400
Amount of Distribution Services Waived	$8,220	$-	$8,220	$-

Amount Recognized for Wilmington Trust	$-	$-	$-	$-
Amount of Wilmington Trust Waived	$-	$-	$-	$-

Amount Recognized for Thales	$16,173	$5,878	$30,666	$11,769
Amount of Thales Waived	$3,733	$-	$3,733	$-

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

Brokerage Commissions

Beginning on August 21, 2019, the Sponsor began recognizing the expense for brokerage commissions for futures contract trades on a per-trade basis. Prior to the change, brokerage commissions on all open commodity futures contracts were accrued on the trade date and on a full-turn basis. The below table shows the amounts included on the statements of operations as total brokerage commissions paid inclusive of unrealized loss for the three and six months ended June 30, 2021.

WEAT
Three Months Ended June 30, 2021	$11,048
Three Months Ended June 30, 2020	$7,357
Six Months Ended June 30, 2021	$22,523
Six Months Ended June 30, 2020	$14,159

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2018 to 2020, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2021 and for the years ended December 31, 2020, 2019 and 2018. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three and six months ended June 30, 2021 and 2020.

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

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with maturity dates of 90 days or less when acquired. The Trust reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short term maturities. Each Fund that is a series of the Trust has the balance of its cash equivalents on deposit with financial institutions. The Fund holds a balance in money market funds that is included in cash and cash equivalents on the statements of assets and liabilities. The Sponsor invests a portion of the available cash for the Funds in alternative demand deposit savings accounts, which is classified as cash and not as cash equivalents. Assets deposited with the bank may, at times, exceed federally insured limits. The Sponsor invests a portion of the available cash for the Funds in investment grade commercial paper with durations of 90 days or less, which is classified as a cash equivalent and is not FDIC insured. The Sponsor may invest a portion of the cash held by the broker in short term Treasury Bills as collateral for open futures contracts, which is classified as a cash equivalent and is not FDIC insured.

	June 30, 2021	December 31, 2020
Money Market Funds	$11,681,946	$16,227,402
Demand Deposit Savings Accounts	32,532,771	17,730,566
Commercial Paper	32,494,165	34,988,757
Total cash and cash equivalents as presented on the Statement of Assets and Liabilities	$76,708,882	$68,946,725

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

Sponsor Fee, Allocation of Expenses and Related Party Transactions

The Sponsor is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Trust and the Funds. In addition, the Sponsor elected not to outsource services directly attributable to the Trust and the Funds such as accounting, financial reporting, regulatory compliance and trading activities, which the Sponsor performs itself. In addition, the Fund is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum.

The Fund generally pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, FINRA, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays its portion of the fees and expenses associated with the Trust’s tax accounting and reporting requirements. Certain aggregate expenses common to all Funds within the Trust are allocated by the Sponsor to the respective Fund based on activity drivers deemed most appropriate by the Sponsor for such expenses, including but not limited to relative assets under management and creation order activity.  These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Fund. Such expenses are primarily recorded as distribution and marketing fees in the financial statements of each Fund.

	Three months ended June 30, 2021	Three months ended June 30, 2020	Six months ended June 30, 2021	Six months ended June 30, 2020
Recognized Related Party Transactions	$125,598	$119,191	$226,469	$271,360
Waived Related Party Transactions	$49,160	$-	$63,859	$-

The Sponsor has the ability to elect to pay certain expenses on behalf of the Funds or waive the management fee. This election is subject to change by the Sponsor, at its discretion. Expenses paid by the Sponsor and Management fees waived by the Sponsor are, if applicable, presented as waived expenses in the statements of operations for each Fund. The Sponsor has determined that there will be no recovery sought for the amounts below in any future period:

WEAT
Three months ended June 30, 2021	$95,936
Three months ended June 30, 2020	$-
Six months ended June 30, 2021	$124,651
Six months ended June 30, 2020	$-

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

On June 30, 2021 and December 31, 2020, in the opinion of the Trust and the Fund, the reported value of the Wheat Futures Contracts traded on the CBOT fairly reflected the value of the Wheat Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

For the period ended June 30, 2020, the Dec 21 CBOT Wheat Futures Contracts traded on the CBOT did not, in the opinion of the Trust and WEAT, trade in an actively traded futures market as defined in the policy of the Trust and WEAT for the entire period during which they were held. Accordingly, the Trust and WEAT classified these as a Level 2 asset for the period ended June 30, 2020 due to the quarterly average daily volume for the contract. These Wheat contracts transferred back to a Level 1 asset for the period ended September 30, 2020.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of June 30, 2021 and December 31, 2020:

June 30, 2021

Assets:	Level 1	Level 2	Level 3	Balance as of June 30, 2021
Cash Equivalents	$44,176,111	$-	$-	$44,176,111
Commodity Futures Contracts
Wheat futures contracts	4,165,999	-	-	4,165,999
Total	$48,342,110	$-	$-	$48,342,110

Liabilities	Level 1	Level 2	Level 3	Balance as of June 30, 2021
Commodity Futures Contracts
Wheat futures contracts	$232,887	$-	$-	$232,887

December 31, 2020

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2020
Cash Equivalents	$51,216,159	$-	$-	$51,216,159
Commodity Futures Contracts
Wheat futures contracts	5,738,162	-	-	5,738,162
Total	$56,954,321	$-	$-	$56,954,321

For the three months ended June 30, 2021 and year ended December 31, 2020, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy, except for the Dec 21 CBOT Wheat contracts held by WEAT, which were reflected as a Level 2 asset for the period ended June 30, 2020 due to the quarterly average daily volume for the contract. These transferred back to a Level 1 asset for the period ended September 30, 2020.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the three and six months ended June 30, 2021 and for the year ended December 31, 2020, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, E D & F Man as of June 30, 2021 and December 31, 2020.

Offsetting of Financial Assets and Derivative Assets as of June 30, 2021

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Wheat futures contracts	$4,165,999	$-	$4,165,999	$232,887	$-	$3,933,112

Offsetting of Financial Liabilities and Derivative Liabilities as of June 30, 2021

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity Price
Wheat futures contracts	$232,887	$-	$232,887	$232,887	$-	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2020

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Wheat futures contracts	$5,738,162	$-	$5,738,162	$-	$2,571,103	$3,167,059

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Three months ended June 30, 2021

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Wheat futures contracts	$7,160,668	$3,250,623

Three months ended June 30, 2020

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Wheat futures contracts	$(285,793)	$(5,884,890)

Six months ended June 30, 2021

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Wheat futures contracts	$10,080,116	$(1,805,050)

Six months ended June 30, 2020

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Wheat futures contracts	$167,515	$(6,884,216)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $87.9 million and $84.2 million, respectively, for the three and six months ended June 30, 2021, and $47.4 million and $48.3 million, respectively, for the three and six months ended and June 30, 2020.

Note 6 – Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the three and six months ended June 30, 2021 and 2020. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Per Share Operation Performance
Net asset value at beginning of period	$5.99	$5.77	$6.16	$5.84
Income (loss) from investment operations:
Investment income	-	0.01	0.01	0.04
Net realized and unrealized gain (loss) on commodity futures contracts	0.79	(0.69)	0.64	(0.74)
Total expenses, net	(0.03)	(0.05)	(0.06)	(0.10)
Net increase (decrease) in net asset value	0.76	(0.73)	0.59	(0.80)
Net asset value at end of period	$6.75	$5.04	$6.75	$5.04
Total Return	12.62%	(12.76)%	9.58%	(13.73)%
Ratios to Average Net Assets (Annualized)
Total expenses	2.18%	3.62%	2.27%	3.53%
Total expenses, net	1.74%	3.62%	1.97%	3.53%
Net investment loss	(1.58)%	(2.56)%	(1.80)%	(2.18)%

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

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended June 30, 2021 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than those noted below:

The continued uncertainty over the path of COVID-19 may continue to be highly disruptive to economies and markets. The impact of COVID-19 to the Fund is described in more detail in Part 2 of this 10-Q.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Cash equivalents	$1,946	$2,786
Other assets	232	1
Equity in trading accounts:
Investments in securities, at fair value (cost $8,960,682 and $1,586,899 as of June 30, 2021 and December 31, 2020, respectively)	10,096,819	1,582,262
Total assets	10,098,997	1,585,049

Liabilities
Other liabilities	$1,218	$661

Net assets	$10,097,779	$1,584,388

Shares outstanding	387,502	75,002

Shares authorized	4,275,000	4,612,500

Net asset value per share	$26.06	$21.12

Market value per share	$26.05	$21.21

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

SCHEDULE OF INVESTMENTS

June 30, 2021

(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Exchange-traded funds
Teucrium Corn Fund	$2,591,714	25.67%	120,872
Teucrium Soybean Fund	2,552,729	25.28	107,299
Teucrium Sugar Fund	2,495,290	24.71	294,242
Teucrium Wheat Fund	2,457,086	24.33	364,207
Total exchange-traded funds (cost $8,960,682)	$10,096,819	99.99%

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X (cost $1,946)	$1,946	0.02%	1,946

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

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Income
Realized and unrealized gain (loss) on trading of securities:
Realized loss on securities	$(12,070)	$(240,268)	$(60,430)	$(311,685)
Net change in unrealized appreciation on securities	1,027,924	196,238	1,140,774	91,954
Interest income	1	1	5	11
Total income (loss)	1,015,855	(44,029)	1,080,349	(219,720)

Expenses
Professional fees	5,784	4,609	8,703	7,183
Distribution and marketing fees	15,180	3,464	20,085	8,397
Custodian fees and expenses	1,049	532	1,725	1,066
Business permits and licenses fees	1,794	3,004	8,919	14,129
General and administrative expenses	1,617	677	2,060	1,001
Other expenses	-	6	-	10
Total expenses	25,424	12,292	41,492	31,786

Expenses waived by the Sponsor	(21,459)	(11,681)	(35,595)	(30,503)

Total expenses, net	3,965	611	5,897	1,283

Net income (loss)	$1,011,890	$(44,640)	$1,074,452	$(221,003)

Net income (loss) per share	$3.64	$(0.60)	$4.94	$(2.95)
Net income (loss) per weighted average share	$2.98	$(0.60)	$4.24	$(2.95)
Weighted average shares outstanding	339,013	75,002	253,455	75,002

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2021	June 30, 2020
Operations
Net income (loss)	$1,074,452	$(221,003)
Capital transactions
Issuance of Shares	8,007,179	-
Redemption of Shares	(568,240)	(209,801)
Total capital transactions	7,438,939	(209,801)
Net change in net assets	8,513,391	(430,804)

Net assets, beginning of period	$1,584,388	$1,478,780

Net assets, end of period	$10,097,779	$1,047,976

Net asset value per share at beginning of period	$21.12	$19.72

Net asset value per share at end of period	$26.06	$16.77

Creation of Shares	337,500	-
Redemption of Shares	25,000	12,500

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2021	June 30, 2020
Cash flows from operating activities:
Net income (loss)	$1,074,452	$(221,003)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net change in unrealized appreciation on securities	(1,140,774)	(91,954)
Changes in operating assets and liabilities:
Net (purchase)/sale of investments in securities	(7,373,783)	523,605
Interest receivable	-	3
Receivable for investments sold	-	(211,145)
Other assets	(231)	(23)
Other liabilities	557	419
Net cash used in operating activities	(7,439,779)	(98)

Cash flows from financing activities:
Proceeds from sale of Shares	8,007,179	-
Redemption of Shares	(568,240)	-
Net cash provided by financing activities	7,438,939	-

Net change in cash and cash equivalents	(840)	(98)
Cash and cash equivalents, beginning of period	2,786	2,633
Cash and cash equivalents, end of period	$1,946	$2,535

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

June 30, 2021

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year ending December 31, 2021.

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

For custody services, the Funds will pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to Global Fund Services 0.05% of average gross assets on the first $500 million, 0.04% on the next $500 million, 0.03% on the next $2 billion and 0.02% on the balance over $3 billion annually. A combined minimum annual fee of up to $47,000 for custody, transfer agency, accounting and administrative services is assessed per Fund. These services are recorded as custodian fees and expenses on the statements of operations. A summary of these expenses is included below.

The Sponsor employs Foreside Fund Services, LLC (“Foreside” or the “Distributor”) as the Distributor for the Funds. The Distribution Services Agreement among the Distributor and the Sponsor calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under Financial Industry Regulatory Authority (“FINRA”) rules. For its services as the Distributor, Foreside receives a fee of 0.01% of each Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. These services are recorded as distribution and marketing fees on the statements of operations. A summary of these expenses is included below. Pursuant to a Consulting Services Agreement, Foreside Consulting Services, LLC, performs certain consulting support services for the Trust's Sponsor. Additionally, Foreside Distributors, LLC performs certain distribution consulting services pursuant to a Distribution Consulting Agreement with the Sponsor.

E D & F Man Capital Markets, Inc. (“E D & F Man”) serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. E D & F Man is registered as a futures commission merchant (“FCM”) with the U.S. CFTC and is a member of the NFA. E D & F Man is also registered as a broker/dealer with the SEC and is a member of FNRA. E D & F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar and Wheat Futures Contracts E D & F Man is paid $9.00 per round turn. Prior to August 21, 2019, these expenses were recorded in brokerage commissions on the statements of operations. Beginning on August 21, 2019, these expenses were recognized on a per-trade basis. The half-turn is recognized as an unrealized loss on the statements of operations for contracts that have been purchased since the change in recognition, and a full turn is recognized as a realized loss on the statements of operations when a contract is sold. A summary of these expenses is included below.

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

The Sponsor employs Thales Capital Partners LLC (“Thales”) for distribution and solicitation-related services. Thales is registered as a Broker-Dealer with the SEC and a member of FINRA and the Securities Investor Protection Corporation (“SIPC”). Thales receives a quarterly fee of the higher of $18,750 or 0.10% of new assets raised in referred accounts for distribution and solicitation-related services. This fee based on new assets raised is determined by an agreed upon level of assets at the time of signing the contract. These services are recorded in distribution and marketing fees on the statements of operations. A summary of these expenses is included below:

	Three months ended June 30, 2021	Three months ended June 30, 2020	Six months ended June 30, 2021	Six months ended June 30, 2020
Amount Recognized for Custody Services	$1,049	$532	$1,725	$1,066
Amount of Custody Services Waived	$1,049	$532	$1,725	$1,066

Amount Recognized for Distribution Services	$682	$206	$1,027	$463
Amount of Distribution Services Waived	$682	$206	$869	$463

Amount Recognized for Wilmington Trust	$-	$-	$-	$-
Amount of Wilmington Trust Waived	$-	$-	$-	$-

Amount Recognized for Thales	$1,255	$134	$1,758	$264
Amount of Thales Waived	$1,255	$134	$1,758	$264

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2018 to 2020, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. This policy has been applied to all existing tax positions upon the Fund’s initial adoption. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2021 and for the years ended December 31, 2020, 2019 and 2018. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three and six months ended June 30, 2021 and 2020.

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

Authorized Purchasers may purchase Creation Baskets consisting of 12,500 shares from the Fund. The amount of the proceeds required to purchase a Creation Basket will be equal to the NAV of the shares in the Creation Basket determined as of 4:00 p.m. (EST) on the day the order to create the basket is received in good order.

Authorized Purchasers may redeem shares from the Fund only in blocks of 12,500 shares called “Redemption Baskets.” The amount of the redemption proceeds for a Redemption Basket will be equal to the NAV of the shares in the Redemption Basket determined as of 4:00 p.m. (EST) on the day the order to redeem the basket is received in good order.

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

Cash Equivalents

Cash equivalents are highly liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short term maturities. The Fund has these balances of its assets on deposit with banks. Assets deposited with a financial institution may, at times, exceed federally insured limits. TAGS had a balance of $1,946 and $2,786 in money market funds at June 30, 2021 and December 31, 2020, respectively; these balances are included in cash equivalents on the statements of assets and liabilities.

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

	Three months ended June 30, 2021	Three months ended June 30, 2020	Six months ended June 30, 2021	Six months ended June 30, 2020
Recognized Related Party Transactions	$11,217	$2,736	$15,107	$6,201
Waived Related Party Transactions	$9,060	$2,315	$11,053	$5,780

The Sponsor has the ability to elect to pay certain expenses on behalf of the Funds or waive the management fee. This election is subject to change by the Sponsor, at its discretion. Expenses paid by the Sponsor and Management fees waived by the Sponsor are, if applicable, presented as waived expenses in the statements of operations for each Fund. The Sponsor has determined that there will be no recovery sought for the amounts below in any future period:

TAGS
Three months ended June 30, 2021	$21,459
Three months ended June 30, 2020	$11,681
Six months ended June 30, 2021	$35,595
Six months ended June 30, 2020	$30,503

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

On June 30, 2021 the reported value at the close of the market for each commodity contract fairly reflected the value of the futures and no alternative valuations were required, except for the Sep21 and Dec21 CBOT corn futures contracts, which settled in a “limit up” condition on June 30, 2021. Therefore, the Trust and CORN have used alternative verifiable sources to value these contracts on June 30, 2021, and the financial statements of these funds including TAGS, due to the NAV adjustments for the Underlying Fund, have been adjusted accordingly. The adjustment in CORN has resulted in a $10,393 increase in the investment in the Underlying Funds and have classified these as a Level 2 asset for the period ended June 30, 2021. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period.

For the quarter ended March 31, 2021 Corn Futures Contracts for Jul21 CBOT corn futures, Sep21 CBOT corn futures, Dec21 CBOT corn futures, and Soybean Futures Contracts for Jul21 CBOT soybean futures, and the Nov21 CBOT soybean futures, settled in a “limit up” condition. Accordingly, the Trust, CORN, and SOYB classified these as Level 2 assets. The financial statements of these funds including TAGS, due to the NAV adjustment for each of these Underlying Funds, were adjusted accordingly. The adjustment in CORN and SOYB resulted in a $30,191 increase in the investment in the Underlying Funds, which were classified as a Level 2 asset for the period ended March 31, 2021. For the period ended June 30, 2021, the SOYB shares were classified as a Level 1 asset. The CORN shares remained a Level 2 asset as described above.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of June 30, 2021 and December 31, 2020:

June 30, 2021

Assets:	Level 1	Level 2	Level 3	Balance as of June 30, 2021
Exchange Traded Funds	$7,505,105	$2,591,714	$-	$10,096,819
Cash Equivalents	1,946	-	-	1,946
Total	$7,507,051	$2,591,714	$-	$10,098,765

December 31, 2020

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2020
Exchange Traded Funds	$1,582,262	$-	$-	$1,582,262
Cash Equivalents	2,786	-	-	2,786
Total	$1,585,048	$-	$-	$1,585,048

On June 30, 2021 the reported value at the close of the market for each commodity contract fairly reflected the value of the futures and no alternative valuations were required, except for the Sep21 and Dec21 CBOT corn futures contracts which settled in a “limit up” condition on June 30, 2021. Therefore, the Trust and CORN have used alternative verifiable sources to value these contracts on June 30, 2021, and the financial statements of these funds including TAGS, due to the NAV adjustments for each of the impacted Underlying Funds have been adjusted accordingly. The adjustment in CORN has resulted in a $10,383 increase in the investment of the Underlying Funds due to the increase in unrealized gain in the Corn Fund, and have classified these Corn Fund shares as a Level 2 asset for the period ended June 30, 2021 due to the updated Corn Fund NAV.  The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period.

For the quarter ended March 31, 2021 Corn Futures Contracts for Jul21 CBOT corn futures, Sep21 CBOT corn futures, Dec21 CBOT corn futures, and Soybean Futures Contracts for Jul21 CBOT soybean futures, and the Nov21 CBOT soybean futures, settled in a “limit up” condition. Accordingly, the Trust, CORN, and SOYB classified these as Level 2 assets. The financial statements of these funds including TAGS, due to the NAV adjustment for each of these Underlying Funds, were adjusted accordingly. The adjustment in CORN and SOYB resulted in a $30,191 increase in the investment in the Underlying Funds, which were classified as a Level 2 asset for the period ended March 31, 2021. For the period ended June 30, 2021, the SOYB shares were classified as a Level 1 asset. The CORN shares remained a Level 2 asset as described above. For the year ended December 31, 2020, the Fund did not have any transfers between any of the level of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the three and six months ended June 30, 2021 and 2020. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Per Share Operation Performance
Net asset value at beginning of period	$22.42	$17.37	$21.12	$19.72
Income (loss) from investment operations:
Net realized and unrealized gain (loss) on investment transactions	3.65	(0.59)	4.96	(2.93)
Total expenses, net	(0.01)	(0.01)	(0.02)	(0.02)
Net increase (decrease) in net asset value	3.64	(0.60)	4.94	(2.95)
Net asset value at end of period	$26.06	$16.77	$26.06	$16.77
Total Return	16.24%	(3.44)%	23.39%	(14.96)%
Ratios to Average Net Assets (Annualized)
Total expenses	1.20%	3.95%	1.37%	4.78%
Total expenses, net	0.19%	0.20%	0.19%	0.19%
Net investment loss	(0.19)%	(0.20)%	(0.19)%	(0.19)%

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

Note 7 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended June 30, 2021 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than those noted below:

The continued uncertainty over the path of COVID-19 may continue to be highly disruptive to economies and markets. The impact of COVID-19 to the Fund is described in more detail in Part 2 of this 10-Q.

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

On June 13, 2011, the initial Forms S-1 for CANE, SOYB, and WEAT were declared effective by the SEC. On September 16, 2011, two Creation Baskets were issued for each Fund, representing 100,000 shares and $2,500,000, for CANE, SOYB, and WEAT. On September 19, 2011, CANE, SOYB, and WEAT started trading on the NYSE Arca. The current registration statement for CANE was declared effective by the SEC on October 2, 2020 and the current registration statement for SOYB was declared effective on August 24, 2020. The registration statements for SOYB and CANE registered an additional 15,000,000 shares each. The current registration statement for WEAT was declared effective on April 29, 2019. This registration statement for WEAT registered an additional 30,000,000 shares.

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

Each Benchmark is rebalanced periodically to ensure that each of the Benchmark Component Futures Contracts is weighted in the same proportion as in the investment objective for each Fund. The following tables reflect the June 30, 2021, Benchmark Component Futures Contracts weights for each of the Funds, the contract held is identified by the generally accepted nomenclature of contract month and year, which may differ from the month in which the contract expires:

CORN Benchmark Component Futures Contracts	Notional Value	Weight (%)

CBOT Corn Futures (2,092 contracts, SEP21)	$63,073,800	36%
CBOT Corn Futures (1,823 contracts, DEC21)	53,960,800	30
CBOT Corn Futures (2,383 contracts, DEC22)	60,409,050	34

Total at June 30, 2021	$117,443,650	100%

SOYB Benchmark Component Futures Contracts	Notional Value	Weight (%)

CBOT Soybean Futures (359 contracts, NOV21)	$25,112,050	35%
CBOT Soybean Futures (307 contracts, JAN22)	21,486,163	30
CBOT Soybean Futures (381 contracts, NOV22)	24,193,500	35

Total at June 30, 2021	$70,791,713	100%

CANE Benchmark Component Futures Contracts	Notional Value	Weight (%)

ICE Sugar Futures (382 contracts, MAR22)	$7,735,347	35%
ICE Sugar Futures (344 contracts, MAY22)	6,630,669	30
ICE Sugar Futures (423 contracts, MAR23)	7,698,600	35

Total at June 30, 2021	$22,064,616	100%

WEAT Benchmark Component Futures Contracts	Notional Value	Weight (%)

CBOT Wheat Futures (889 contracts, SEP21)	$30,203,775	35%
CBOT Wheat Futures (753 contracts, DEC21)	25,790,250	30
CBOT Wheat Futures (861 contracts, DEC22)	30,027,375	35

Total at June 30, 2021	$86,021,400	100%

TAGS Benchmark Component Futures Contracts	Fair Value	Weight (%)
Shares of Teucrium Corn Fund (120,872 shares)	$2,591,714	26%
Shares of Teucrium Soybean Fund (107,299 shares)	2,552,729	25
Shares of Teucrium Wheat Fund (364,207 shares)	2,457,086	24
Shares of Teucrium Sugar Fund (294,242 shares)	2,495,290	25

Total at June 30, 2021	$10,096,819	100%

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

The Funds seek to earn interest and other income (“interest income”) from cash equivalents that it purchases and, on the cash it holds through the Custodian or other financial institutions. The Sponsor anticipates that the interest income will increase the NAV of each Fund. The Funds apply the interest income to the acquisition of additional investments or use it to pay its expenses. If the Fund reinvests the earned interest income, it makes investments that are consistent with its investment objectives as disclosed. Any cash equivalent invested by a Fund will have original maturity dates of three months or less at inception. Any cash equivalent invested by a Fund will be deemed by the Sponsor to be of investment grade quality. As of June 30, 2021, available cash balances in each of the Funds were invested in the First American Government Obligations Fund – Class X, Goldman Sachs Financial Square Government Fund, in demand deposits at Capital One, PNC, and in commercial paper with maturities of ninety days or less. Additionally, the CORN, SOYB, CANE and WEAT Funds may invest a portion of the amount of funds required to be deposited with the FCM as initial margin in U.S. Treasury obligations with time to maturity of 90 days or less. The obligations are purchased and held in the respective Fund accounts through the FCM.

In managing the assets of the Funds, the Sponsor does not use a technical trading system that automatically issues buy and sell orders. Instead, the Sponsor will purchase or sell the specific underlying Commodity Interests with an aggregate market value that approximates the amount of cash received or paid upon the purchase or redemption of Shares.

The Sponsor anticipates managing each Fund in a way that tracks the stated benchmark. The Funds’ benchmarks do not hold spot futures and therefore do not anticipate letting the commodity Futures Contracts of any Fund expire, thus avoiding delivery of the underlying commodity. Instead, the Sponsor will close out existing positions, for instance, in response to ordinary scheduled changes in the Benchmark or, if at the Sponsor’s sole discretion, it otherwise determines it would be appropriate to do so, will reinvest the proceeds in new Commodity Interests. Positions may also be closed out to meet redemption orders, in which case the proceeds from closing the positions are not reinvested.

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

Performance Summary

This report covers the periods from January 1 to June 30, 2021 for each Fund. Total expenses are presented both gross and net of any expenses waived or paid by the Sponsor that would have been incurred by the Funds (“expenses waived by the Sponsor”).

CORN Per Share Operation Performance
Net asset value at beginning of period	$15.54
Income from investment operations:
Investment income	0.02
Net realized and unrealized gain on commodity futures contracts	6.06
Total expenses	(0.18)
Net increase in net asset value	5.90
Net asset value end of period	$21.44
Total Return	37.97%
Ratios to Average Net Assets (Annualized)
Total expenses	2.51%
Total expenses, net	1.99%
Net investment loss	(1.81)%

SOYB Per Share Operation Performance
Net asset value at beginning of period	$19.49
Income from investment operations:
Investment income	0.02
Net realized and unrealized gain on commodity futures contracts	4.50
Total expenses	(0.22)
Net increase in net asset value	4.30
Net asset value at end of period	$23.79
Total Return	22.05%
Ratios to Average Net Assets (Annualized)
Total expenses	2.73%
Total expenses, net	2.07%
Net investment loss	(1.89)%

CANE Per Share Operation Performance
Net asset value at beginning of period	$6.72
Income from investment operations:
Investment income	0.01
Net realized and unrealized gain on commodity futures contracts	1.83
Total expenses	(0.08)
Net increase in net asset value	1.76
Net asset value at end of period	$8.48
Total Return	26.22%
Ratios to Average Net Assets (Annualized)
Total expenses	2.70%
Total expenses, net	1.99%
Net investment loss	(1.84)%

WEAT Per Share Operation Performance
Net asset value at beginning of period	$6.16
Income from investment operations:
Investment income	0.01
Net realized and unrealized gain on commodity futures contracts	0.64
Total expenses	(0.06)
Net increase in net asset value	0.59
Net asset value at end of period	$6.75
Total Return	9.58%
Ratios to Average Net Assets (Annualized)
Total expenses	2.27%
Total expenses, net	1.97%
Net investment loss	(1.80)%

TAGS Per Share Operation Performance
Net asset value at beginning of period	$21.12
Income from investment operations:
Net realized and unrealized gain on investment transactions	4.96
Total expenses	(0.02)
Net increase in net asset value	4.94
Net asset value at end of period	$26.06
Total Return	23.39%
Ratios to Average Net Assets (Annualized)
Total expenses	1.37%
Total expenses, net	0.19%
Net investment loss	(0.19)%

Past performance of a Fund is not necessarily indicative of future performance.

Results of Operations

The following includes a section for each Fund of the Trust.

The discussion below addresses the material changes in the results of operations for the three and six months ended June 30, 2021 compared to the same period in 2020. The following includes a section for each Fund of the Trust for the periods in which each Fund was in operation. CORN, SOYB, WEAT, CANE and TAGS each operated for the entirety of all periods.

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

On June 30, 2021, the Corn Fund held a total of CBOT Corn Futures contracts with a notional value of $177,443,650. The contracts had an asset fair value of $19,644,395 and a liability fair value of $1,110,723. The weighting of the notional value of the contracts is as follows: (1) 36% to the SEP21 contracts, the second to expire CBOT Corn Futures Contract, (2) 30% to DEC21 CBOT contracts, the third to expire CBOT Corn Futures Contract, and (3) 34% to DEC22 CBOT contracts, the CBOT Corn Futures Contract expiring in the December following the expiration month of the third to expire contract.

	Quarter Ending	Quarter Ending	Quarter Ending
	June 30, 2021	June 30, 2020	March 31, 2021
Total Net Assets	$177,431,275	$88,377,671	$168,150,971
Shares Outstanding	8,275,004	7,125,004	9,550,004
Net Asset Value per share	$21.44	$12.40	$17.61
Closing Price	$21.37	$12.40	$17.53

Total net assets for the Fund increased year over year by 101%, driven by a combination of an increase in total shares outstanding of 1,150,000 shares or 16% and an increase in the NAV per share of $9.04 or 73%. The net assets for the Fund increased by 6% when comparing June 30, 2021 to March 31, 2021. This increase in total net assets year over year, in the opinion of management, was generally due to weak corn prices during first half of 2020, followed by increased investor interest as China surfaced as a buyer of record amounts of US corn. This in turn drew down inventories followed by the USDA greatly reducing ending stocks for the current crop year.

For the Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

	Three Months Ended	Three Months Ended
	June 30, 2021	June 30, 2020
Average daily total net assets	$182,460,350	$59,431,576
Net realized and unrealized gain (loss) on futures contracts	$33,506,987	$(976,243)
Interest income earned on cash and cash equivalents	$73,380	$154,141
Annualized interest yield based on average daily total net assets	0.04%	0.26%
Net Income (Loss)	$32,785,093	$(1,504,603)
Weighted average share outstanding	9,091,488	4,890,389
Management Fees	$454,901	$147,767
Total gross fees and other expenses excluding management fees	$661,888	$643,202
Brokerage Commissions	$41,225	$25,268
Expenses waived by the Sponsor	$321,515	$108,468
Total expense ratio net of expenses waived by the Sponsor	1.75%	4.62%
Net investment loss	1.59%	3.58%
Creation of Shares	1,250,000	3,225,000
Redemption of Shares	2,525,000	625,000

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

The decrease in interest and other income year over year was due to continued uncertainty over the path of the virus, elevated unemployment and weak inflation with current federal funds rates at near zero. As a result, the amount of interest income earned as a percentage of average daily total net assets was lower in the three months ended June 30, 2021, compared to the three months ended June 30, 2020. The Fund seeks to earn interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper. These interest rate levels may be lower or higher than the projected interest rates stated in the prospectuses and thus will impact your breakeven even point.

The increase in management fee paid to the Sponsor for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was a result of higher average net assets. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets. Other than the management fee to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day to day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one year, or commitments regardless of the level of assets under management. The structure of the Fund and the nature of the expenses are such that as total net assets grow, there is a scalability of expenses that may allow the total expense ratio to be reduced. However, if total net assets for the Fund fall, the total expense ratio of the Fund will increase unless additional reductions are made by the Sponsor to the daily expense accruals. The Sponsor can elect to adjust the daily expense accruals at its discretion based on market conditions and other Fund considerations.

The increase in total gross fees and other expenses excluding management fees for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was generally due to the increase in average net assets in the period. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The increase in total brokerage commissions for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, was primarily due to an increase in contracts purchased, liquidated, and rolled.

For the three months ended June 30, 2021, the Fund issued 1,250,000 shares as part of creation baskets and purchased 2,525,000 shares as part of redemption baskets. Shares outstanding increased by 1,150,000 shares or 16% for three months ended June 30, 2021 when compared to the same period in 2020. In total, the Fund issued 3,225,000 shares and purchased 625,000 shares for the three months ended June 30, 2020.

For the Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

	Six Months Ended	Six Months Ended
	June 30, 2021	June 30, 2020
Average daily total net assets	$170,506,613	$64,062,855
Net realized and unrealized gain (loss) on futures contracts	$53,625,198	$(9,571,825)
Interest income earned on cash and cash equivalents	$150,938	$443,599
Annualized interest yield based on average daily total net assets	0.09%	0.69%
Net Income (Loss)	$52,096,936	$(10,418,764)
Weighted average share outstanding	9,265,335	4,862,504
Management Fees	$845,526	$318,564
Total gross fees and other expenses excluding management fees	$1,275,455	$1,167,549
Brokerage Commissions	$75,191	$40,422
Expenses waived by the Sponsor	$441,781	$195,575
Total expense ratio net of expenses waived by the Sponsor	1.99%	4.05%
Net investment loss	1.81%	2.66%
Creation of Shares	3,400,000	3,475,000
Redemption of Shares	4,025,000	1,425,000

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

The decrease in interest and other income year over year was due to continued uncertainty over the path of the virus, elevated unemployment and weak inflation with current federal funds rates at near zero. As a result, the amount of interest income earned as a percentage of average daily total net assets was lower in the six months ended June 30, 2021, compared to the six months ended June 30, 2020. The Fund seeks to earn interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper. These interest rate levels may be lower or higher than the projected interest rates stated in the prospectuses and thus will impact your breakeven even point.

The increase in management fee paid to the Sponsor for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was a result of higher average net assets. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets. Other than the management fee to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day to day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one year, or commitments regardless of the level of assets under management. The structure of the Fund and the nature of the expenses are such that as total net assets grow, there is a scalability of expenses that may allow the total expense ratio to be reduced. However, if total net assets for the Fund fall, the total expense ratio of the Fund will increase unless additional reductions are made by the Sponsor to the daily expense accruals. The Sponsor can elect to adjust the daily expense accruals at its discretion based on market conditions and other Fund considerations.

The increase in total gross fees and other expenses excluding management fees for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was generally due to the increase in average net assets in the period.. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The increase in total brokerage commissions for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, was primarily due to an increase in contracts purchased, liquidated, and rolled.

For the six months ended June 30, 2021, the Fund issued 3,400,000 shares as part of creation baskets and purchased 4,025,000 shares as part of redemption baskets. In total, the Fund issued 3,475,000 shares and purchased 1,425,000 shares for the six months ended June 30, 2020.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to June 30, 2021 and serves to illustrate the relative changes of these components.

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

On June 30, 2021, the Fund held a total of CBOT soybean futures contracts with a notional value of $70,791,713. The contracts had an asset fair value of $7,084,288. The weighting of the notional value of the contracts is as follows: (1) 35% to NOV21 CBOT contracts, (2) 30% to JAN22 CBOT contracts, and (3) 35% to NOV22 CBOT contracts.

	Quarter Ending	Quarter Ending	Quarter Ending
	June 30, 2021	June 30, 2020	March 31, 2021
Total Net Assets	$70,777,806	$56,286,250	$91,194,256
Shares Outstanding	2,975,004	4,025,004	4,225,004
Net Asset Value per share	$23.79	$13.98	$21.58
Closing Price	$23.70	$13.97	$21.62

Total net assets for the Fund increased year over year by 26%, driven by a combination of a decrease in total shares outstanding of 1,050,000 shares or 26% and an increase in the NAV per share of $9.81 or 70%. The net assets for the Fund decreased by 22% when comparing June 30, 2021 to March 31, 2021. This increase year over year, in the opinion of management, was due to the relative low price of soybeans during the first half of 2020 compared to the last decade, followed by China purchasing record amounts of soybeans in the midst of rebuilding their hog herd post African Swine Flu. This in turn renewed investor focus on the agricultural commodity sector.

For the Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

	Three Months Ended	Three Months Ended
	June 30, 2021	June 30, 2020
Average daily total net assets	$87,897,948	$29,075,141
Net realized and unrealized gain on futures contracts	$8,347,832	$622,310
Interest income earned on cash and cash equivalents	$37,192	$55,191
Annualized interest yield based on average daily total net assets	0.04%	0.19%
Net Income	$8,007,373	$361,930
Weighted average share outstanding	3,851,652	2,115,663
Management Fees	$219,143	$72,291
Total gross fees and other expenses excluding management fees	$401,927	$290,356
Brokerage Commissions	$6,543	$5,691
Expenses waived by the Sponsor	$243,419	$47,076
Total expense ratio net of expenses waived by the Sponsor	1.72%	4.36%
Net investment loss	1.55%	3.60%
Creation of Shares	-	2,450,000
Redemption of Shares	1,250,000	-

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

The decrease in interest and other income year over year was due to continued uncertainty over the path of the virus, elevated unemployment and weak inflation with current federal funds rates at near zero. As a result, the amount of interest income earned as a percentage of average daily total net assets was lower in the three months ended June 30, 2021, compared to the three months ended June 30, 2020. The Fund seeks to earn interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper. These interest rate levels may be lower or higher than the projected interest rates stated in the prospectuses and thus will impact your breakeven even point.

The increase in management fee paid to the Sponsor for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was a result of higher average net assets. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets. Other than the management fee to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day to day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one year, or commitments regardless of the level of assets under management. The structure of the Fund and the nature of the expenses are such that as total net assets grow, there is a scalability of expenses that may allow the total expense ratio to be reduced. However, if total net assets for the Fund fall, the total expense ratio of the Fund will increase unless additional reductions are made by the Sponsor to the daily expense accruals. The Sponsor can elect to adjust the daily expense accruals at its discretion based on market conditions and other Fund considerations.

The increase in total gross fees and other expenses excluding management fees for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was generally due to the increase in average net assets in the period. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The increase in total brokerage commissions for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, was primarily due to an increase in contracts purchased, liquidated, and rolled.

For the three months ended June 30, 2021, the Fund issued 0 shares as part of creation baskets and purchased 1,250,000 shares as part of redemption baskets. Shares outstanding decreased by 1,050,000 shares or 26% for three months ended June 30, 2021 when compared to the same period in 2020. In total, the Fund issued 2,450,000 shares and purchased 0 shares for the three months ended June 30, 2020.

For the Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

	Six Months Ended	Six Months Ended
	June 30, 2021	June 30, 2020
Average daily total net assets	$93,014,843	$27,251,192
Net realized and unrealized gain (loss) on futures contracts	$17,777,777	$(2,527,670)
Interest income earned on cash and cash equivalents	$84,629	$160,418
Annualized interest yield based on average daily total net assets	0.09%	0.59%
Net Income (Loss)	$16,907,589	$(2,887,026)
Weighted average share outstanding	4,301,109	1,917,312
Management Fees	$461,252	$135,511
Total gross fees and other expenses excluding management fees	$799,561	$461,310
Brokerage Commissions	$21,735	$10,145
Expenses waived by the Sponsor	$305,996	$77,047
Total expense ratio net of expenses waived by the Sponsor	2.07%	3.83%
Net investment loss	1.89%	2.65%
Creation of Shares	900,000	2,525,000
Redemption of Shares	2,500,000	275,000

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

The decrease in interest and other income year over year was due to continued uncertainty over the path of the virus, elevated unemployment and weak inflation with current federal funds rates at near zero. As a result, the amount of interest income earned as a percentage of average daily total net assets was lower in the six months ended June 30, 2021, compared to the six months ended June 30, 2020. The Fund seeks to earn interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper. These interest rate levels may be lower or higher than the projected interest rates stated in the prospectuses and thus will impact your breakeven even point.

The increase in management fee paid to the Sponsor for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was a result of higher average net assets. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets. Other than the management fee to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day to day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one year, or commitments regardless of the level of assets under management. The structure of the Fund and the nature of the expenses are such that as total net assets grow, there is a scalability of expenses that may allow the total expense ratio to be reduced. However, if total net assets for the Fund fall, the total expense ratio of the Fund will increase unless additional reductions are made by the Sponsor to the daily expense accruals. The Sponsor can elect to adjust the daily expense accruals at its discretion based on market conditions and other Fund considerations.

The increase in total gross fees and other expenses excluding management fees for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was generally due to the increase in average net assets in the period. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The increase in total brokerage commissions for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, was primarily due to an increase in contracts purchased, liquidated, and rolled.

For the six months ended June 30, 2021, the Fund issued 900,000 shares as part of creation baskets and purchased 2,500,000 shares as part of redemption baskets. In total, the Fund issued 2,525,000 shares and purchased 275,000 shares for the six months ended June 30, 2020.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to June 30, 2021 and serves to illustrate the relative changes of these components.

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

On June 30, 2021, the Fund held a total of ICE sugar futures contracts with a notional value of $22,064,616. The contracts had an asset fair value of $1,964,820. The weighting of the notional value of the contracts is as follows: (1) 35% to the MAR22 ICE No 11 contracts, (2) 30% to the MAY22 ICE No 11 contracts, and (3) 35% to the MAR23 ICE No 11 contracts.

	Quarter Ending	Quarter Ending	Quarter Ending
	June 30, 2021	June 30, 2020	March 31, 2021
Total Net Assets	$22,049,153	$8,873,365	$15,285,943
Shares Outstanding	2,600,004	1,550,004	2,175,004
Net Asset Value per share	$8.48	$5.72	$7.03
Closing Price	$8.49	$5.75	$7.03

Total net assets for the Fund increased year over year by 148%, driven by a combination of an increase in total shares outstanding of 1,050,000 or 68% and an increase in the NAV per share of $2.76 or 48%. The net assets for the Fund increased by 44% when comparing June 30, 2021 to March 31, 2021. This increase was, in the opinion of management, due to the low price of sugar and record world demand relative to recent years, which accelerated investor interest.

For the Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

	Three Months Ended	Three Months Ended
	June 30, 2021	June 30, 2020
Average daily total net assets	$18,689,932	$7,491,885
Net realized and unrealized gain on futures contracts	$3,176,110	$449,440
Interest income earned on cash and cash equivalents	$5,701	$15,136
Annualized interest yield based on average daily total net assets	0.03%	0.20%
Net Income	$3,103,340	$385,433
Weighted average share outstanding	2,329,674	1,360,718
Management Fees	$46,597	$18,627
Total gross fees and other expenses excluding management fees	$63,423	$137,055
Brokerage Commissions	$8,957	$5,168
Expenses waived by the Sponsor	$31,549	$76,539
Total expense ratio net of expenses waived by the Sponsor	1.68%	4.25%
Net investment loss	1.56%	3.44%
Creation of Shares	600,000	425,000
Redemption of Shares	175,000	125,000

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

The decrease in interest and other income year over year was due to continued uncertainty over the path of the virus, elevated unemployment and weak inflation with current federal funds rates at near zero. As a result, the amount of interest income earned as a percentage of average daily total net assets was lower in the three months ended June 30, 2021, compared to the three months ended June 30, 2020. The Fund seeks to earn interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper. These interest rate levels may be lower or higher than the projected interest rates stated in the prospectuses and thus will impact your breakeven even point.

The increase in management fee paid to the Sponsor for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was a result of higher average net assets. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets. Other than the management fee to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day to day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one year, or commitments regardless of the level of assets under management. The structure of the Fund and the nature of the expenses are such that as total net assets grow, there is a scalability of expenses that may allow the total expense ratio to be reduced. However, if total net assets for the Fund fall, the total expense ratio of the Fund will increase unless additional reductions are made by the Sponsor to the daily expense accruals. The Sponsor can elect to adjust the daily expense accruals at its discretion based on market conditions and other Fund considerations.

The decrease in total gross fees and other expenses excluding management fees for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was generally due to the average net assets relative to the other Funds. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The increase in total brokerage commissions for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, was primarily due to an increase in contracts purchased, liquidated, and rolled.

For the three months ended June 30, 2021, the Fund issued 600,000 shares as part of creation baskets and purchased 175,000 shares as part of redemption baskets. Shares outstanding increased by 1,050,000 shares or 68% for three months ended June 30, 2021 when compared to the same period in 2020. In total, the Fund issued 425,000 shares and purchased 125,000 shares for the three months ended June 30, 2020.

For the Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

	Six Months Ended	Six Months Ended
	June 30, 2021	June 30, 2020
Average daily total net assets	$16,659,384	$9,075,332
Net realized and unrealized gain (loss) on futures contracts	$3,822,748	$(1,414,448)
Interest income earned on cash and cash equivalents	$12,089	$58,108
Annualized interest yield based on average daily total net assets	0.07%	0.64%
Net Income (Loss)	$3,670,155	$(1,521,877)
Weighted average share outstanding	2,182,739	1,442,999
Management Fees	$82,612	$45,129
Total gross fees and other expenses excluding management fees	$140,109	$234,300
Brokerage Commissions	$12,434	$8,243
Expenses waived by the Sponsor	$58,039	$113,892
Total expense ratio net of expenses waived by the Sponsor	1.99%	3.67%
Net investment loss	1.84%	2.38%
Creation of Shares	875,000	500,000
Redemption of Shares	175,000	700,000

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

The decrease in interest and other income year over year was due to continued uncertainty over the path of the virus, elevated unemployment and weak inflation with current federal funds rates at near zero. As a result, the amount of interest income earned as a percentage of average daily total net assets was lower in the six months ended June 30, 2021, compared to the six months ended June 30, 2020. The Fund seeks to earn interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper. These interest rate levels may be lower or higher than the projected interest rates stated in the prospectuses and thus will impact your breakeven even point.

The increase in management fee paid to the Sponsor for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was a result of higher average net assets. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets. Other than the management fee to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day to day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one year, or commitments regardless of the level of assets under management. The structure of the Fund and the nature of the expenses are such that as total net assets grow, there is a scalability of expenses that may allow the total expense ratio to be reduced. However, if total net assets for the Fund fall, the total expense ratio of the Fund will increase unless additional reductions are made by the Sponsor to the daily expense accruals. The Sponsor can elect to adjust the daily expense accruals at its discretion based on market conditions and other Fund considerations.

The decrease in total gross fees and other expenses excluding management fees for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was generally due to the average net assets relative to the other Funds. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The increase in total brokerage commissions for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, was primarily due to an increase in contracts purchased, liquidated, and rolled.

For the six months ended June 30, 2021, the Fund issued 875,000 shares as part of creation baskets and purchased 175,000 shares as part of redemption baskets. In total, the Fund issued 500,000 shares and purchased 700,000 shares for the six months ended June 30, 2020.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to June 30, 2021 and serves to illustrate the relative changes of these components.

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

On June 30, 2021, the Fund held a total of CBOT wheat futures contracts with a notional value of $86,021,400. The contracts had an asset fair value of $4,165,999 and a liability fair value of $232,887. The weighting of the notional value of the contracts is as follows: (1) 35% to SEP21 CBOT contracts, (2) 30% to DEC21 CBOT contracts, and (3) 35% to DEC22 CBOT contracts.

	Quarter Ending	Quarter Ending	Quarter Ending
	June 30, 2021	June 30, 2020	March 31, 2021
Total Net Assets	$86,017,246	$45,946,643	$80,722,372
Shares Outstanding	12,750,004	9,125,004	13,475,004
Net Asset Value per share	$6.75	$5.04	$5.99
Closing Price	$6.77	$5.06	$6.01

Total net assets for the Fund increased year over year by 87%, driven by a combination of an increase in total shares outstanding of 3,625,000 or 40% and an increase in the NAV per share of $1.71 or 34%. The net assets for the Fund increased by 7% when comparing June 30, 2021 to March 31, 2021. This increase year over year, in the opinion of management, was due to concerns over reduced supplies due to the lowest planted acres in over 100 years and strong world demand; both aiding in the drawdown of US ending stocks.

For the Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

	Three Months Ended	Three Months Ended
	June 30, 2021	June 30, 2020
Average daily total net assets	$87,046,559	$47,344,875
Net realized and unrealized gain (loss) on futures contracts	$10,411,291	$(6,170,683)
Interest income earned on cash and cash equivalents	$34,335	$124,115
Annualized interest yield based on average daily total net assets	0.04%	0.26%
Net Income (Loss)	$10,067,901	$(6,472,338)
Weighted average share outstanding	13,111,817	8,886,542
Management Fees	$217,020	$117,716
Total gross fees and other expenses excluding management fees	$256,641	$308,054
Brokerage Commissions	$11,048	$7,357
Expenses waived by the Sponsor	$95,936	$-
Total expense ratio net of expenses waived by the Sponsor	1.74%	3.62%
Net investment loss	1.58%	2.56%
Creation of Shares	500,000	700,000
Redemption of Shares	1,225,000	75,000

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

The decrease in interest and other income year over year was due to continued uncertainty over the path of the virus, elevated unemployment and weak inflation with current federal funds rates at near zero. As a result, the amount of interest income earned as a percentage of average daily total net assets was lower in the three months ended June 30, 2021, compared to the three months ended June 30, 2020. The Fund seeks to earn interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper. These interest rate levels may be lower or higher than the projected interest rates stated in the prospectuses and thus will impact your breakeven even point.

The increase in management fee paid to the Sponsor for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was a result of higher average net assets. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets. Other than the management fee to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day to day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one year, or commitments regardless of the level of assets under management. The structure of the Fund and the nature of the expenses are such that as total net assets grow, there is a scalability of expenses that may allow the total expense ratio to be reduced. However, if total net assets for the Fund fall, the total expense ratio of the Fund will increase unless additional reductions are made by the Sponsor to the daily expense accruals. The Sponsor can elect to adjust the daily expense accruals at its discretion based on market conditions and other Fund considerations.

The decrease in total gross fees and other expenses excluding management fees for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was generally due to an increase in expenses paid on behalf of the Sponsor. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The increase in total brokerage commissions for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, was primarily due to an increase in contracts purchased, liquidated, and rolled.

For the three months ended June 30, 2021, the Fund issued 500,000 shares as part of creation baskets and purchased 1,225,000 shares as part of redemption baskets. Shares outstanding increased by 3,625,000 shares or 40% for three months ended June 30, 2021 when compared to the same period in 2020. In total, the Fund issued 700,000 shares and purchased 75,000 shares for the three months ended June 30, 2020.

For the Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

	Six Months Ended	Six Months Ended
	June 30, 2021	June 30, 2020
Average daily total net assets	$82,947,511	$48,577,553
Net realized and unrealized gain (loss) on futures contracts	$8,275,066	$(6,716,701)
Interest income earned on cash and cash equivalents	$69,517	$326,980
Annualized interest yield based on average daily total net assets	0.08%	0.67%
Net Income (Loss)	$7,535,286	$(7,243,043)
Weighted average share outstanding	12,898,761	8,832,009
Management Fees	$411,329	$241,560
Total gross fees and other expenses excluding management fees	$522,619	$611,762
Brokerage Commissions	$22,523	$14,159
Expenses waived by the Sponsor	$124,651	$-
Total expense ratio net of expenses waived by the Sponsor	1.97%	3.53%
Net investment loss	1.80%	2.18%
Creation of Shares	3,300,000	1,000,000
Redemption of Shares	1,900,000	825,000

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

The decrease in interest and other income year over year was due to continued uncertainty over the path of the virus, elevated unemployment and weak inflation with current federal funds rates at near zero. As a result, the amount of interest income earned as a percentage of average daily total net assets was lower in the six months ended June 30, 2021, compared to the six months ended June 30, 2020. The Fund seeks to earn interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper. These interest rate levels may be lower or higher than the projected interest rates stated in the prospectuses and thus will impact your breakeven even point.

The increase in management fee paid to the Sponsor for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was a result of higher average net assets. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets. Other than the management fee to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day to day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one year, or commitments regardless of the level of assets under management. The structure of the Fund and the nature of the expenses are such that as total net assets grow, there is a scalability of expenses that may allow the total expense ratio to be reduced. However, if total net assets for the Fund fall, the total expense ratio of the Fund will increase unless additional reductions are made by the Sponsor to the daily expense accruals. The Sponsor can elect to adjust the daily expense accruals at its discretion based on market conditions and other Fund considerations.

The decrease in total gross fees and other expenses excluding management fees for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was generally due to an increase in expenses paid on behalf of the Sponsor. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The increase in total brokerage commissions for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, was primarily due to an increase in contracts purchased, liquidated, and rolled.

For the six months ended June 30, 2021, the Fund issued 3,300,000 shares as part of creation baskets and purchased 1,900,000 shares as part of redemption baskets. In total, the Fund issued 1,000,000 shares and purchased 825,000 shares for the six months ended June 30, 2020.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to June 30, 2021 and serves to illustrate the relative changes of these components.

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

On June 30, 2021, the Fund held: 1) 120,872 shares of CORN with a fair value of $2,591,714; 2) 364,207 shares of WEAT with a fair value of $2,457,086; 3) 107,299 shares of SOYB with a fair value of $2,552,729; and 4) 294,242 shares of CANE with a fair value of $2,495,290. The weighting on June 30, 2021 was 26% to CORN, 24% to WEAT, 25% to SOYB and 25% to CANE.

	Quarter Ending	Quarter Ending	Quarter Ending
	June 30, 2021	June 30, 2020	March 31, 2021
Total Net Assets	$10,097,779	$1,047,976	$5,045,045
Shares Outstanding	387,502	62,502	225,002
Net Asset Value per share	$26.06	$16.77	$22.42
Closing Price	$26.05	$16.79	$22.37

Total net assets for the Fund increased year over year by 864%, driven by a combination of an increase in shares outstanding of 325,000 shares or 520% and an increase in the NAV per share of $9.29 or 55%. The net assets for the Fund increased by 100% when comparing June 30, 2021 to March 31, 2021. Effective August 2, 2012 through April 9, 2018, the Fund was at 50,002 shares outstanding which represents a minimum number of shares and there could be no further redemptions until additional shares were created.

For the Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

	Three Months Ended	Three Months Ended
	June 30, 2021	June 30, 2020
Average daily total net assets	$8,492,746	$1,250,415
Net realized and unrealized gain (loss) on securities	$1,015,854	$(44,030)
Interest income earned on cash equivalents	$1	$1
Annualized interest yield based on average daily total net assets	0.00%	0.00%
Net Income (Loss)	$1,011,890	$(44,640)
Weighted average share outstanding	339,013	75,002
Total gross fees and other expenses	$25,424	$12,292
Brokerage Commissions	$-	$-
Expenses waived by the Sponsor	$21,459	$11,681
Total expense ratio net of expenses waived by the Sponsor	0.19%	0.20%
Net investment loss	0.19%	0.20%
Creation of Shares	162,500	-
Redemption of Shares	-	12,500

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

The increase in total gross fees and other expenses for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was generally due to the increase in average net assets in the period. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

For the Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

	Six Months Ended	Six Months Ended
	June 30, 2021	June 30, 2020
Average daily total net assets	$6,124,880	$1,336,083
Net realized and unrealized gain (loss) on securities	$1,080,344	$(219,731)
Interest income earned on cash equivalents	$5	$11
Annualized interest yield based on average daily total net assets	0.00%	0.00%
Net Income (Loss)	$1,074,452	$(221,003)
Weighted average share outstanding	253,455	75,002
Total gross fees and other expenses	$41,492	$31,786
Brokerage Commissions	$-	$1
Expenses waived by the Sponsor	$35,595	$30,503
Total expense ratio net of expenses waived by the Sponsor	0.19%	0.19%
Net investment loss	0.19%	0.19%
Creation of Shares	337,500	-
Redemption of Shares	25,000	12,500

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

The increase in total gross fees and other expenses for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was generally due to the increase in average net assets in the period. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to June 30, 2021 and serves to illustrate the relative changes of these components.

Market Outlook

The Corn Market

Corn is currently the most widely produced livestock feed grain in the United States. The two largest demands for the United States’ corn crop are livestock feed and ethanol production. Corn is also processed into food and industrial products, including starch, sweeteners, corn oil, beverages and industrial alcohol. The United States Department of Agriculture (“USDA”) publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide corn production and consumption, and for other grains such as soybeans and wheat which can be used in some cases as a substitute for corn. These reports are available on the USDA’s website, www.usda.gov, at no charge. The outlook provided below is from the July 12, 2021 USDA report.

The United States is the world’s leading producer and exporter of corn. For the Crop Year 2021-22, the United States Department of Agriculture (“USDA”) estimates that the U.S. will produce approximately 32% of all the corn globally, of which about 16% will be exported. For the Crop Year 2021-22, based on the July 12, 2021 USDA report, global consumption of 1,183 Million Metric Tons (MMT) is expected to be slightly lower than global production of 1,195 MMT. If the global demand of corn exceeds global supply, this may have a positive impact on the price of corn. Besides the United States, other principal world corn exporters include Argentina, Brazil and the former Soviet Union nations known as the FSU-12 which includes the Ukraine. Major importer nations include Mexico, Japan, the European Union (EU), South Korea, Egypt and parts of Southeast Asia. China’s production at 268 MMT is approximately 10% less than its domestic usage.

According to the USDA, global corn consumption has increased by 603% from crop year 1960/1961 to 2021/2022 as demonstrated by the graph below and is projected to continue to grow in upcoming years. Consumption growth is the result of a combination of many factors including: 1) global population growth, which, according to the U.S. Census Department, is estimated to increase by approximately 62 million people per year and reach 9.7 billion by 2050; 2) a growing global middle class which is increasing the demand for protein and meat-based products globally and most significantly in developing countries; and 3) global use of bio-fuels which is generally driven by government policy.

While global consumption of corn has increased over the 1960/1961-2021/2022 period, so has production, driven by increases in acres planted and yield per acre. However, according to the USDA and United Nations, future growth in planted acres and yield may be inhibited by lower-productive land, and lack of infrastructure and transportation. In addition, agricultural crops such as corn are highly weather-dependent for yield and therefore susceptible to changing weather patterns. In addition, given the current production/consumption patterns, nearly 100% of all corn produced globally is consumed which leaves minimal excess inventory if production issues arise.

The price per bushel of corn in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to May 2021.

On July 12, 2021, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2021-22. The exhibit below provides a summary of historical and current information for United States corn production.

U.S. Corn Supply/Demand Balance
Marketing Year September - August
Million Bushels
											July 12 Est USDA	20-21 to 19-20%	July 12 Est. USDA	21-22 to 20-21%
Crop Year	10-11	11-12	12-13	13-14	14-15	15-16	16-17	17-18	18-19	19-20	20-21	Change	21-22	Change
Planted Acres	88.2	91.9	97.3	95.4	90.6	88.0	94.0	90.2	88.9	89.7	90.8	1%	92.7	2%
Harvested Acres	81.4	84.0	87.4	87.5	83.1	80.8	86.7	82.7	81.3	81.3	82.5	1%	84.5	2%
Difference	6.8	7.9	9.9	7.9	7.5	7.2	7.3	7.5	7.6	8.4	8.3	-1%	8.2	-1%
Yield	152.8	147.2	123.1	158.1	171.0	168.4	174.6	176.6	176.4	167.5	172.0	3%	179.5	4%

Beginning Stocks	1,708	1,128	989	821	1,232	1,731	1,737	2,293	2,140	2,221	1,919	-14%	1,082	-44%
Production	12,447	12,360	10,755	13,829	14,216	13,602	15,148	14,609	14,340	13,620	14,182	4%	15,165	7%
Imports	28	29	160	36	32	68	57	36	28	42	25	-40%	25	0%
Total Supply	14,182	13,516	11,904	14,686	15,479	15,401	16,942	16,939	16,509	15,883	16,127	2%	16,272	1%

Feed	4,793	4,545	4,315	5,040	5,280	5,114	5,470	5,304	5,429	5,898	5,725	-3%	5,725	0%
Food/Seed/Industrial	6,428	6,439	6,038	6,493	6,601	6,648	6,885	7,057	6,793	6,288	6,470	3%	6,615	2%
Ethanol for Fuel(incld above)	5,021	5,011	4,641	5,124	5,200	5,224	5,432	5,605	5,378	4,857	5,050	4%	5,200	3%
Exports	1,834	1,543	730	1,920	1,867	1,901	2,294	2,438	2,066	1,777	2,850	60%	2,500	-12%
Total Usage	13,055	12,527	11,083	13,454	13,748	13,664	14,650	14,798	14,288	13,963	15,045	8%	14,840	-1%

Ending Stocks (Inventory)	1,128	989	821	1,232	1,731	1,737	2,293	2,140	2,221	1,919	1,082	-44%	1,432	32%

Stocks/Use Ratio	9%	8%	7%	9%	13%	13%	16%	14%	16%	14%	7%	-48%	10%	34%
farm Price ($/bushel)	$5.18	$6.22	$6.89	$4.46	$3.70	$3.61	$3.36	$3.36	$3.61	$3.56	$4.40		$5.60

Calculations:
Demand per day (incld expt)¹	35.8	34.3	30.4	36.9	37.7	37.4	40.1	40.5	39.1	38.3	41.2	8%	40.7	-1%
Carry-out days supply	31.5	28.8	27.0	33.4	46.0	46.4	57.1	52.8	56.7	50.2	26.2	-48%	35.2	34%
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

The Soybean Market

Global soybean production is concentrated in the U.S., Brazil, Argentina and China. The United States Department of Agriculture (“USDA”) has estimated that, for the Crop Year 2021-22, the United States will produce approximately 120 MMT of soybeans or approximately 31% of estimated world production, with Brazil production at 144 MMT. Argentina is projected to produce about 52 MMT. For the Crop Year 2021-22, based on the July 12, 2021 USDA report, global consumption of 381 MMT is estimated slightly lower than global production of 385 MMT. If the global demand of soybeans exceeds global supply, this may have a positive impact on the price of soybeans. The USDA publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide soybean production and consumption. These reports are available on the USDA’s website, www.usda.gov, at no charge. The outlook provided below is from the July 12, 2021 USDA report.

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

The price per bushel of soybeans in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to May 2021.

On July 12, 2021, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2021-22. The exhibit below provides a summary of historical and current information for United States soybean production.

U.S. Soybean Supply/Demand Balance
Marketing Year September - August
Million Bushels

											July 12 Est.	20-21 to	July 12 Est.	21-22 to
											USDA	19-20	USDA	20-21
Crop Year	10-11	11-12	12-13	13-14	14-15	15-16	16-17	17-18	18-19	19-20	20-21	% Change	21-22	% Change
Planted Acres	77.4	75.0	77.2	76.8	83.3	82.7	83.5	90.2	89.2	76.1	83.1	9%	87.6	5%
Harvested Acres	76.6	73.8	76.1	76.3	82.6	81.7	82.7	89.5	87.6	74.9	82.3	10%	86.7	5%
Difference	0.8	1.2	1.0	0.5	0.7	1.0	0.8	0.7	1.6	1.2	0.8	-33%	0.9	12%
Yield	43.5	41.9	40.0	44.0	47.5	48.0	51.9	49.3	50.6	47.4	50.2	6%	50.8	1%

Beginning Stocks	151	215	169	141	92	191	197	302	438	909	525	-42%	135	-74%
Production	3,329	3,094	3,042	3,358	3,927	3,926	4,296	4,412	4,428	3,552	4,135	16%	4,405	7%
Imports	14	16	41	72	33	24	22	22	14	15	20	33%	35	75%
Total Supply	3,495	3,325	3,252	3,570	4,052	4,140	4,516	4,735	4,880	4,476	4,680	5%	4,575	-2%

Crushings	1,648	1,703	1,689	1,734	1,873	1,886	1,901	2,055	2,092	2,165	2,170	0%	2,225	3%
Seed, Feed and Residual	131	89	105	107	146	115	147	109	127	108	106	-2%	119	12%
Exports	1,501	1,365	1,317	1,638	1,842	1,942	2,166	2,134	1,752	1,679	2,270	35%	2,075	-9%
Total Usage	3,280	3,155	3,111	3,478	3,862	3,944	4,214	4,297	3,971	3,952	4,545	15%	4,420	-3%

Ending Stocks (Inventory)	215	169	141	92	191	197	302	438	909	525	135	-74%	155	15%

Stocks/Use Ratio	6.6%	5.4%	4.5%	2.6%	4.9%	5.0%	7.2%	10.2%	22.9%	13.3%	3%	-78%	3.5%	18%
farm Price ($/bushel)	$11.30	$12.50	$14.40	$13.00	$10.10	$8.95	$9.47	$9.33	$8.48	$8.57	$11.05		$13.70

Calculations:
Demand per day (incld expt)¹	9.0	8.6	8.5	9.5	10.6	10.8	11.5	11.8	10.9	10.8	12.5	15%	12.1	-3%
Carry-out days supply	23.9	19.6	16.6	9.7	18.1	18.2	26.2	37.2	83.6	48.5	10.8	-78%	12.8	18%

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

The United States Department of Agriculture (“USDA”) publishes two major reports annually on U.S. domestic and worldwide sugar production and consumption. These are usually released in November and May. In addition, the USDA publishes periodic, but not as comprehensive, reports on sugar monthly. These reports are available on the USDA’s website, www.usda.gov, at no charge. The USDA’s May 2021 report forecasts 2021/22 global production of 186 Million, up 6 million metric tons raw value as higher production in the EU, India, and Thailand more than offset the decline in Brazil. Consumption is expected to rise to a new record due to growth in markets such as China and India. Exports are forecast up as the increase from Thailand along with strong exports from India will more than offset lower exports from Brazil. Global sugar consumption may fluctuate year over year due to any number of reasons which may include, but is not limited to, economic conditions, global health concerns, international trade policy. Sugar is a staple commodity used pervasively across the globe so that any contractions in consumption may only be temporary as has historically been the case.

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

The Wheat Market

Wheat is used to produce flour, the key ingredient for breads, pasta, crackers and many other food products, as well as several industrial products such as starches and adhesives. Wheat by-products are used in livestock feeds. Wheat is the principal food grain produced in the United States, and the United States’ output of wheat is typically exceeded only by that of China, the European Union, the former Soviet nations, known as the FSU-12, including the Ukraine, and India. The United States Department of Agriculture (“USDA”) estimates that for 2021-22, the principal global producers of wheat will be the EU, Russia, Ukraine, China, India, the United States, Australia and Canada. The U.S. generates approximately 6% of the global production, with approximately 50% of that being exported. For the Crop year 2021-22, based on the July 12, 2021 USDA report, global consumption of 791 MMT is estimated to be slightly lower than production of 792 MMT. If the global demand of wheat exceeds global supply, this may have a positive impact on the price of wheat. The USDA publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide wheat production and consumption. These reports are available on the USDA’s website, www.usda.gov, at no charge.

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

The price per bushel of wheat in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to May 2021.

On July 12, 2021, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2021-22. The exhibit below provides a summary of historical and current information for United States wheat production.

U.S. Wheat Supply/Demand Balance
Marketing Year June - May
Million Bushels

											July 12 Est.	20-21 to	July 12 Est.	21-22 to
											USDA	19-20	USDA	20-21
Crop Year	10-11	11-12	12-13	13-14	14-15	15-16	16-17	17-18	18-19	19-20	20-21	% Change	21-22	% Change
Planted Acres	53.6	54.4	55.3	56.2	56.8	55.0	50.1	46.1	47.8	45.5	44.3	-3%	46.7	5%
Harvested Acres	47.6	45.7	48.8	45.3	46.4	47.3	43.8	37.6	39.6	37.4	36.7	-2%	38.1	4%
Difference	6.0	8.7	6.5	10.9	10.4	7.7	6.3	8.5	8.2	8.1	7.6	-6%	8.6	13%
Yield	46.3	43.7	46.2	47.1	43.7	43.6	52.7	46.4	47.6	51.7	49.7	-4%	45.8	-8%

Beginning Stocks	976	862	743	718	590	752	976	1,181	1,099	1,080	1,028	-5%	844	-18%
Production	2,207	1,999	2,252	2,135	2,026	2,062	2,309	1,741	1,885	1,932	1,826	-5%	1,746	-4%
Imports	97	112	123	173	151	113	118	158	135	104	100	-4%	145	45%
Total Supply	3,279	2,974	3,118	3,026	2,768	2,927	3,402	3,080	3,119	3,116	2,954	-5%	2,735	-7%

Food	926	941	951	955	958	957	949	964	954	962	960	0%	963	0%
Seed	71	76	73	77	79	67	61	63	59	60	61	2%	62	2%
Feed and residual	132	164	364	228	114	149	160	47	88	96	98	2%	170	73%
Exports	1,289	1,050	1,012	1,176	864	778	1,051	906	937	969	992	2%	875	-12%
Total Usage	2,417	2,231	2,400	2,436	2,015	1,951	2,222	1,981	2,039	2,087	2,110	1%	2,070	-2%

Ending Stocks (Inventory)	862	743	718	590	752	976	1,181	1,099	1,080	1,028	844	-18%	665	-21%

Stocks/Use Ratio	35.7%	33.3%	29.7%	24.2%	37.3%	50.0%	53.2%	55.5%	53.0%	49.3%	40.0%	-19%	32.1%	-20%
farm Price ($/bushel)	$5.70	$7.24	$7.77	$6.87	$5.99	$4.89	$3.89	$4.72	$5.16	$4.58	$5.05		$6.60

Calculations:
Demand per day (incld expt)¹	6.6	6.1	6.6	6.7	5.5	5.3	6.1	5.4	5.6	5.7	5.8	1%	5.7	-2%
Carry-out days supply	130.2	121.6	108.6	88.4	136.2	182.6	194.0	202.5	193.3	179.8	146.0	-19%	117.3	-20%

¹ in millions of bushels per day

Calculating the Net Asset Value

The NAV of each Fund is calculated by:

•	taking the current market value of its total assets, and
•	subtracting any liabilities.

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

142

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

143

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

12.

For commercial paper, the Funds use the effective interest method for calculating the actual interest rate in a period based on the amount of a financial instrument’s book value at the beginning of the accounting period. Accretion on these investments is recognized using the effective interest method in U.S. dollars and recognized in cash equivalents. All discounts on purchase prices of debt securities are accreted over the life of the respective security.

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

The Funds generate cash primarily from (i) the sale of Creation Baskets and (ii) interest earned on cash and cash equivalents. Generally, all of the net assets of the Funds are allocated to trading in Commodity Interests. Most of the assets of the Funds are held in cash and/or cash equivalents. The percentage that such assets bear to the total net assets will vary from period to period as the market values of the Commodity Interests change. Interest earned on interest-bearing assets of a Fund are paid to that Fund. Due to the continued economic uncertainty over the path of the COVID-19 virus, the Sponsor has experienced a significant decrease in interest rates, and as such the Funds may experience a higher breakeven year over year.

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

As published in the January 14, 2021 Federal Register, the Commodity Futures Trading Commission (CFTC) voted to approve a final rule (Final Rule) regarding position limits for certain futures contracts and economically equivalent swaps. The Final Rule ends a decade of rulemaking activity in which the CFTC proposed, amended, and re-proposed its position limit rules and aggregation standards for speculative positions due to certain amendments to the Commodity Exchange Act (CEA) by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act). In the Final Rule, the CFTC confirmed that federal speculative position limits are necessary for 25 core referenced futures contracts and for any futures contracts and options on futures contracts that are linked to those contracts. The 25 core referenced futures contracts include the nine “legacy” agricultural contracts that are currently subject to federal position limits and 16 additional non-legacy contracts.

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

Off Balance Sheet Financing

As of June 30, 2021, neither the Trust nor any of the Funds has any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Funds. While the exposure of each Fund under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial positions of each Fund.

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

During the period from January 1, 2021 through June 30, 2021 the average daily change in the NAV of each Fund was within plus/minus 10 percent of the average daily change in the Benchmark of each Fund, as stated in the applicable prospectus for each Fund.

Frequency Distribution of Premiums and Discounts: NAV versus the 4pm Bid/Ask Midpoint on the NYSE Arca.

CORN Bid / Ask Midpoint in Relation to NAV
Premium / Discount Range (Basis Points)	Number of Trading Days in the Quarter
	07/01 to 09/30/2020	10/01 to 12/31/2020	01/01 to 03/31/2021	04/01 to 06/30/2021
<-200	0	0	0	0
-100 to -199	0	0	0	0
-50 to -99	0	1	0	1
-1 to -49	31	54	44	36
0	2	0	1	2
1 to 49	31	9	15	24
50 to 99	0	0	0	0
100 to 199	0	0	1	0
>200	0	0	0	0
Total	64	64	61	63

The performance data above for the Teucrium Corn Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

SOYB Bid / Ask Midpoint in Relation to NAV
Premium / Discount Range (Basis Points)	Number of Trading Days in the Quarter
	07/01 to 09/30/2020	10/01 to 12/31/2020	01/01 to 03/31/2021	04/01 to 06/30/2021
<-200	0	0	0	0
-100 to -199	0	0	0	0
-50 to -99	0	0	0	0
-1 to -49	20	46	32	39
0	2	1	1	5
1 to 49	42	17	27	19
50 to 99	0	0	1	0
100 to 199	0	0	0	0
>200	0	0	0	0
Total	64	64	61	63

The performance data above for the Teucrium Soybean Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

CANE Bid / Ask Midpoint in Relation to NAV
Premium / Discount Range (Basis Points)	Number of Trading Days in the Quarter
	07/01 to 09/30/2020	10/01 to 12/31/2020	01/01 to 03/31/2021	04/01 to 06/30/2021
<-200	0	0	0	0
-100 to -199	0	1	0	0
-50 to -99	4	5	3	4
-1 to -49	31	40	24	29
0	0	2	1	3
1 to 49	18	15	29	26
50 to 99	9	1	4	1
100 to 199	2	0	0	0
>200	0	0	0	0
Total	64	64	61	63

The performance data above for the Teucrium Sugar Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

WEAT Bid / Ask Midpoint in Relation to NAV
Premium / Discount Range (Basis Points)	Number of Trading Days in the Quarter
	07/01 to 09/30/2020	10/01 to 12/31/2020	01/01 to 03/31/2021	04/01 to 06/30/2021
<-200	0	0	0	0
-100 to -199	0	0	0	0
-50 to -99	0	2	1	1
-1 to -49	32	45	39	34
0	0	1	0	3
1 to 49	32	16	21	25
50 to 99	0	0	0	0
100 to 199	0	0	0	0
>200	0	0	0	0
Total	64	64	61	63

The performance data above for the Teucrium Wheat Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

TAGS Bid / Ask Midpoint in Relation to NAV
Premium / Discount Range (Basis Points)	Number of Trading Days in the Quarter
	07/01 to 09/30/2020	10/01 to 12/31/2020	01/01 to 03/31/2021	04/01 to 06/30/2021
<-200	1	1	0	0
-100 to -199	2	4	0	0
-50 to -99	3	2	0	0
-1 to -49	1	7	6	26
0	1	1	0	2
1 to 49	8	14	30	33
50 to 99	6	12	13	2
100 to 199	18	13	11	0
>200	24	10	1	0
Total	64	64	61	63

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

The tables below present a quantitative analysis of hypothetical impact of price decreases and increases in each of the commodity futures contracts held by each of the Funds, or the Underlying Funds in the case of TAGS, on the actual holdings and NAV per share as of June 30, 2021. For purposes of this analysis, all futures contracts held by the Funds and the Underlying Funds are assumed to change by the same percentage. In addition, the cash held by the Funds and any management fees paid to the Sponsor are assumed to remain constant and not impact the NAV per share. There may be very slight and immaterial differences, due to rounding, in the tables presented below.

CORN:

	June 30, 2021 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of June 30, 2021	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Corn Futures SEP21	2,092	$6.0300	$63,073,800	$56,766,420	$53,612,730	$50,459,040	$69,381,180	$72,534,870	$75,688,560
CBOT Corn Futures DEC21	1,823	$5.9200	$53,960,800	$48,564,720	$45,866,680	$43,168,640	$59,356,880	$62,054,920	$64,752,960
CBOT Corn Futures DEC22	2,383	$5.0700	$60,409,050	$54,368,145	$51,347,693	$48,327,240	$66,449,955	$69,470,408	$72,490,860
Total CBOT Corn Futures			$177,443,650	$159,699,285	$150,827,103	$141,954,920	$195,188,015	$204,060,198	$212,932,380

Shares outstanding			8,275,004	8,275,004	8,275,004	8,275,004	8,275,004	8,275,004	8,275,004

Net Asset Value per Share attributable directly to CBOT Corn Futures			$21.44	$19.30	$18.23	$17.15	$23.59	$24.66	$25.73
Total Net Asset Value per Share as reported			$21.44
Change in the Net Asset Value per Share				$(2.14)	$(3.22)	$(4.29)	$2.14	$3.22	$4.29

Percent Change in the Net Asset Value per Share				-10.00%	-15.00%	-20.00%	10.00%	15.00%	20.00%

SOYB:

	June 30, 2021 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of June 30, 2021	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Soybean Futures NOV21	359	$13.9900	$25,112,050	$22,600,845	$21,345,243	$20,089,640	$27,623,255	$28,878,858	$30,134,460
CBOT Soybean Futures JAN22	307	$13.9975	$21,486,163	$19,337,547	$18,263,239	$17,188,930	$23,634,779	$24,709,087	$25,783,396
CBOT Soybean Futures NOV22	381	$12.7000	$24,193,500	$21,774,150	$20,564,475	$19,354,800	$26,612,850	$27,822,525	$29,032,200
Total CBOT Soybean Futures			$70,791,713	$63,712,542	$60,172,957	$56,633,370	$77,870,884	$81,410,470	$84,950,056

Shares outstanding			2,975,004	2,975,004	2,975,004	2,975,004	2,975,004	2,975,004	2,975,004

Net Asset Value per Share attributable directly to CBOT Soybean Futures			$23.80	$21.42	$20.23	$19.04	$26.18	$27.36	$28.55
Total Net Asset Value per Share as reported			$23.79
Change in the Net Asset Value per Share				$(2.38)	$(3.57)	$(4.76)	$2.38	$3.57	$4.76

Percent Change in the Net Asset Value per Share				-10.00%	-15.00%	-20.00%	10.00%	15.00%	20.00%

CANE:

	June 30, 2021 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of June 30, 2021	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
ICE #11 Sugar Futures MAR22	382	$0.1808	$7,735,347	$6,961,812	$6,575,045	$6,188,278	$8,508,882	$8,895,649	$9,282,416
ICE #11 Sugar Futures MAY22	344	$0.1721	$6,630,669	$5,967,602	$5,636,069	$5,304,535	$7,293,736	$7,625,269	$7,956,803
ICE #11 Sugar Futures MAR23	423	$0.1625	$7,698,600	$6,928,740	$6,543,810	$6,158,880	$8,468,460	$8,853,390	$9,238,320
Total ICE #11 Sugar Futures			$22,064,616	$19,858,154	$18,754,924	$17,651,693	$24,271,078	$25,374,308	$26,477,539

Shares outstanding			2,600,004	2,600,004	2,600,004	2,600,004	2,600,004	2,600,004	2,600,004

Net Asset Value per Share attributable directly to ICE #11 Sugar Futures			$8.49	$7.64	$7.21	$6.79	$9.34	$9.76	$10.18
Total Net Asset Value per Share as reported			$8.48
Change in the Net Asset Value per Share				$(0.85)	$(1.27)	$(1.70)	$0.85	$1.27	$1.70

Percent Change in the Net Asset Value per Share				-10.01%	-15.01%	-20.01%	10.01%	15.01%	20.01%

WEAT:

	June 30, 2021 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of June 30, 2021	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Wheat Futures SEP21	889	$6.7950	$30,203,775	$27,183,398	$25,673,209	$24,163,020	$33,224,153	$34,734,341	$36,244,530
CBOT Wheat Futures DEC21	753	$6.8500	$25,790,250	$23,211,225	$21,921,713	$20,632,200	$28,369,275	$29,658,788	$30,948,300
CBOT Wheat Futures DEC22	861	$6.9750	$30,027,375	$27,024,638	$25,523,269	$24,021,900	$33,030,113	$34,531,481	$36,032,850
Total CBOT Wheat Futures			$86,021,400	$77,419,261	$73,118,191	$68,817,120	$94,623,541	$98,924,610	$103,225,680

Shares outstanding			12,750,004	12,750,004	12,750,004	12,750,004	12,750,004	12,750,004	12,750,004

Net Asset Value per Share attributable directly to CBOT Wheat Futures			$6.75	$6.07	$5.73	$5.40	$7.42	$7.76	$8.10
Total Net Asset Value per Share as reported			$6.75
Change in the Net Asset Value per Share				$(0.67)	$(1.01)	$(1.35)	$0.67	$1.01	$1.35

Percent Change in the Net Asset Value per Share				-10.00%	-15.00%	-20.00%	10.00%	15.00%	20.00%

TAGS:

	June 30, 2021 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of June 30, 2021	Number of Shares Held	Closing NAV	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value
Teucrium Corn Fund	120,872	$21.4418	$2,591,714	$2,332,543	$2,202,957	$2,073,371	$2,850,885	$2,980,471	$3,110,057
Teucrium Soybean Fund	107,299	$23.7908	$2,552,729	$2,297,456	$2,169,820	$2,042,183	$2,808,002	$2,935,638	$3,063,275
Teucrium Sugar Fund	294,242	$8.4804	$2,495,290	$2,245,761	$2,120,997	$1,996,232	$2,744,819	$2,869,584	$2,994,348
Teucrium Wheat Fund	364,207	$6.7500	$2,457,086	$2,211,377	$2,088,523	$1,965,669	$2,702,795	$2,825,649	$2,948,503
Total value of shares of the Underlying Funds			$10,096,819	$9,087,137	$8,582,297	$8,077,455	$11,106,501	$11,611,342	$12,116,183

Shares outstanding			387,502	387,502	387,502	387,502	387,502	387,502	387,502

Net Asset Value per Share attributable directly to shares of the Underlying Funds			$26.06	$23.45	$22.15	$20.84	$28.66	$29.96	$31.27
Total Net Asset Value per Share as reported			$26.06
Change in the Net Asset Value per Share				$(2.61)	$(3.91)	$(5.21)	$2.61	$3.91	$5.21

Percent Change in the Net Asset Value per Share				-10.00%	-15.00%	-20.00%	10.00%	15.00%	20.00%

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Litigation and Claims

Sal Gilbertie, et al. vs. Dale Riker and Barbara Riker: On November 30, 2020, certain Company officers and members, along with the Sponsor, filed a Verified Complaint in the Delaware Court of Chancery, C.A. No. 2020-1018-AGB, asserting various claims against Dale Riker, the Sponsor’s former Chief Executive Officer and Barbara Riker, the Sponsor’s former Chief Financial Officer and Chief Compliance Officer. Among other things, the Action responded to and addressed certain allegations that Mr. Riker had made in a draft complaint that he threatened to file (and subsequently did file) in New York Supreme Court (see below discussion of that New York action). Through this Action, as amended through an Amended Verified Complaint filed on February 18, 2021, the plaintiffs assert claims for a declaration concerning the effects of the final order and judgment in an earlier books and records action; for a declaration concerning Mr. Riker’s allegation that Mr. Gilbertie had entered into an agreement to purchase Mr. Riker’s equity in the Company; for an order compelling the return of property from Mr. Riker; for a declaration concerning Mr. Riker’s allegations that the Sponsor and certain of the plaintiffs had improperly removed him as an officer and caused purportedly false financial information to be published; for breach of Ms. Riker’s separation agreement with the Sponsor; for tortious interference by Mr. Riker with Ms. Riker’s separation agreement; for a declaration concerning the releases that had been provided to Ms. Riker through her separation agreement; for breach of the Sponsor’s Operating Agreement by Mr. Riker; and for breach of fiduciary duty by Mr. Riker.

Dale Riker vs. Sal Gilbertie, et al.: On November 24, 2020, Mr. Riker, through counsel, threatened to file an action in New York Supreme Court against Mr. Gilbertie, Ms. Mullen-Rusin, Mr. Kahler, and Mr. Miller, providing a copy of the draft complaint that he threatened to file. On December 7, 2020, Mr. Riker filed a version of his threatened complaint in the New York Supreme Court, New York County, Index No. 656794/2020, asserting both direct claims on his own behalf and derivative claims on behalf of the Sponsor (the “Riker v. Gilbertie Action”). Through the Riker v. Gilbertie Action, Mr. Riker asserted derivative claims for breach of fiduciary duty against Mr. Gilbertie, Mr. Kahler, Ms. Mullen-Rusin, and Mr. Miller; a direct claim for defamation against Messrs. Miller and Gilbertie; a direct claim against Messrs. Miller and Gilbertie seeking a declaration concerning the validity of actions taken by Company Class A members; a direct claim for breach of the implied covenant of good faith and fair dealing against Messrs. Miller and Gilbertie; a direct claim against Mr. Gilbertie seeking specific performance of an alleged agreement for Mr. Gilbertie to purchase Mr. Riker’s equity in the Sponsor; a derivative claim against Mr. Gilbertie, Mr. Kahler, and Ms. Mullen-Rusin for unjust enrichment; and a direct claim against Mr. Gilbertie, Mr. Miller, and Ms. Mullen-Rusin for an equitable accounting. The complaint did not seek any damages against the Sponsor. With respect to this case, on April 22, 2021, the Supreme Court of the State of New York, New York County dismissed the case without prejudice to the case being refiled after the conclusion of the Gilbertie case in Delaware Chancery Court as discussed above.

On June 29, 2021, Mr. Riker, individually and derivatively on behalf of the Sponsor, filed a new action in the Court of Chancery of the State of Delaware against the Sponsor’s officers and certain of the Sponsor’s Class A Members. Through this Delaware action, Mr. Riker asserts the same claims above with the exception of the removal of the direct claim for defamation against Messrs. Miller and Gilbertie, the addition of a direct claim for breach of the Operating Agreement against Messrs. Miller and Gilbertie, the removal of the claim against Mr. Gilbertie, Mr. Miller, and Ms. Mullen-Rusin for an equitable accounting, and the addition of a derivative claim of unjust enrichment against Mr. Gilbertie, Mr. Miller, Mr. Kahler and Ms. Mullen-Rusin. The complaint seeks repayment of legal fees to the Sponsor related to the Gilbertie v. Riker et al. case.

The Sponsor intends to pursue its claims and defend vigorously against Mr. Riker’s claims in Delaware.

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

Only an Authorized Purchaser may engage in creation or redemption transactions directly with the Funds. The Funds have a limited number of institutions that act as Authorized Purchasers. To the extent that these institutions exit the business or are unable to proceed with creation and/or redemption orders with respect to the Funds and no other Authorized Purchaser is able to step forward to create or redeem Creation Units, a Fund’s shares may trade at a discount to NAV and possibly face trading halts and/or delisting. In addition, a decision by a market maker, lead market maker, or other large investor, to cease activities for the Funds or a decision by a secondary market participant to sell a significant number of the Fund’s Shares could adversely affect liquidity, the spread between the bid and ask quotes, and potentially the price of the Shares. The Sponsor can make no guarantees that participation by Authorized Purchasers or market makers will continue.

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

Failures or breaches of the electronic systems of the Funds, the Sponsor, the Custodian or mutual funds or other financial institutions in which the Funds invest, or the Funds’ other service providers, market makers, Authorized Purchasers, NYSE Arca, exchanges on which Futures Contracts or Other Commodity Interests are traded or cleared, or counterparties have the ability to cause disruptions and negatively impact the Funds’ business operations, potentially resulting in financial losses to the Funds and their shareholders. Such failures or breaches may include intentional cyber-attacks that may result in an unauthorized party gaining access to electronic systems in order to misappropriate a Fund’s assets or sensitive information. While the Funds have established business continuity plans and risk management systems seeking to address system breaches or failures, there are inherent limitations in such plans and systems. Furthermore, the Funds cannot control the cyber security plans and systems of the Custodian or mutual funds or other financial institutions in which the Funds invest, or the Funds’ other service providers, market makers, Authorized Purchasers, NYSE Arca, exchanges on which Futures Contracts or Other Commodity Interests are traded or cleared, or counterparties

The Trust may, in its discretion, suspend the right to redeem Shares of the Funds or postpone the redemption settlement date: (1) for any period during which an applicable exchange is closed other than customary weekend or holiday closing, or trading is suspended or restricted; (2) for any period during which an emergency exists as a result of which delivery, disposal or evaluation of a Fund’s assets is not reasonably practicable; (3) for such other period as the Sponsor determines to be necessary for the protection of Shareholders; (4) if there is a possibility that any or all of the Benchmark Component Futures Contracts of a Fund on the specific exchange where the Fund is traded and from which the NAV of the Fund is calculated will be priced at a daily price limit restriction; or (5) if, in the sole discretion of the Sponsor, the execution of such an order would not be in the best interest of the Funds or their Shareholders. In addition, the Trust will reject a redemption order if the order is not in proper form as described in the agreement with the Authorized Purchaser or if the fulfillment of the order, in the opinion of its counsel, might be unlawful. Any such postponement, suspension or rejection could adversely affect a redeeming Shareholder. For example, the resulting delay may adversely affect the value of the Shareholder’s redemption proceeds if the NAV of a Fund declines during the period of delay. The Trust Agreement provides that the Sponsor and its designees will not be liable for any loss or damage that may result from any such suspension or postponement. A minimum number of baskets and associated Shares are specified for each Fund in its prospectus and in Part I, Item 1 of this document. Once that minimum number of Shares outstanding is reached, there can be no further redemptions until there has been a Creation Basket.

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

In addition to certain fees paid to each Fund’s service providers, each Fund pays the Sponsor a fee of 1.00% of assets under management per annum, regardless of Fund Performance. Over time, a Fund’s assets could be depleted if investment performance does not exceed such fees.

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

The insolvency of the Custodian, any Financial Institution in which funds are deposited, or Commercial Paper Issuer could result in a complete loss of a Fund’s assets held by the Custodian or the Financial Institution, which, at any given time, would likely comprise a substantial portion of a Fund’s total assets. Assets deposited with the Custodian, or a Financial Institution will generally exceed federally insured limits. For TAGS, the vast majority of the Fund’s assets are held in Shares of the Underlying Funds. The failure or insolvency of the Custodian or the Financial Institution could impact the ability to access in a timely manner TAGS’ assets held by the Custodian.

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

From June 9, 2010 (the commencement of operations) through June 30, 2021, Shares of the Fund were sold at an aggregate offering price of $768,890,084. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund from June 9, 2010 (the commencement of operations) through June 30, 2021 in an amount equal to $1,085,960, resulting in net offering proceeds of $767,804,125. The offering proceeds were invested in corn futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Teucrium Soybean Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-167590	10,000,000	June 13, 2011
2	333-196210	-	June 30, 2014
3	333-217247	-	May 1, 2017
4	333-223940	5,000,000	April 30, 2018
5	333-241569	15,000,000	August 24, 2020

From September 19, 2011 (the commencement of the offering) through June 30, 2021, Shares of the Fund were sold at an aggregate offering price of $230,010,139. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through June 30, 2021 in an amount equal to $212,895, resulting in net offering proceeds of $229,797,244. The offering proceeds were invested in soybean futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Teucrium Sugar Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-167585	10,000,000	June 13, 2011
2	333-196211	-	June 30, 2014
3	333-217248	-	May 1, 2017
4	333-223941	5,000,000	April 30, 2018
5	333-248545	15,000,000	October 2, 2020

From September 19, 2011 (the commencement of the offering) through June 30, 2021, Shares of the Fund were sold at an aggregate offering price of $66,637,921. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through June 30, 2021 in an amount equal to $86,103, resulting in net offering proceeds of $66,551,818. The offering proceeds were invested in sugar futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Teucrium Wheat Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-167591	10,000,000	June 13, 2011
2	333-196209	-	June 30, 2014
3	333-212481	25,050,000	July 15, 2016
4	333-230623	30,000,000	April 29, 2019

From September 19, 2011 (the commencement of the offering) through June 30, 2021, Shares of the Fund were sold at an aggregate offering price of $230,485,086. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through June 30, 2021 in an amount equal to $378,581, resulting in net offering proceeds of $230,106,505. The offering proceeds were invested in wheat futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Teucrium Agricultural Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-173691	5,000,000	February 10, 2012
2	333-201953	-	April 30, 2015
3	333-223943	-	April 30, 2018
4	333-254650	-	April 30, 2021

From March 28, 2012 (the commencement of the offering) through June 30, 2021, Shares of the Fund were sold at an aggregate offering price of $26,528,810. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through June 30, 2021 in an amount equal to $12,973, resulting in net offering proceeds of $26,515,837. The offering proceeds were invested in Shares of the Underlying Funds and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Issuer Purchases of CORN Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2021	725,000	$17.55	N/A	N/A
May1 to May 31, 2021	650,000	$19.90	N/A	N/A
June 1 to June 30, 2021	1,150,000	$21.34	N/A	N/A
Total	2,525,000	$19.88

January 1 to June 30, 2021	4,025,000	$18.74	N/A	N/A

Issuer Purchases of CANE Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2021	175,000	$7.11	N/A	N/A
May1 to May 31, 2021	-	$-	N/A	N/A
June 1 to June 30, 2021	-	$-	N/A	N/A
Total	175,000	$7.11

January 1 to June 30, 2021	175,000	$7.11	N/A	N/A

Issuer Purchases of WEAT Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2021	375,000	$6.50	N/A	N/A
May1 to May 31, 2021	500,000	$6.83	N/A	N/A
June 1 to June 30, 2021	350,000	$6.38	N/A	N/A
Total	1,225,000	$6.60

January 1 to June 30, 2021	1,900,000	$6.44	N/A	N/A

Issuer Purchases of SOYB Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2021	175,000	$21.52	N/A	N/A
May1 to May 31, 2021	325,000	$23.47	N/A	N/A
June 1 to June 30, 2021	750,000	$22.71	N/A	N/A
Total	1,250,000	$22.74

January 1 to June 30, 2021	2,500,000	$21.61	N/A	N/A

Issuer Purchases of TAGS Shares: Nothing to report.

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

Date: August 9, 2021

Teucrium Commodity Trust (Registrant)

By:	Teucrium Trading, LLC
its Sponsor

By:	/s/ Sal Gilbertie
Name:	Sal Gilbertie
Chief Executive Officer

Date: August 9, 2021

