Form 10-Q
period 2021-09-30
Teucrium Commodity Trust
filed 2021-11-09
CIK 1471824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2021.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Total Number of Outstanding Shares as of November 8, 2021
Teucrium Corn Fund	6,050,004
Teucrium Sugar Fund	2,700,004
Teucrium Soybean Fund	2,250,004
Teucrium Wheat Fund	10,375,004
Teucrium Agricultural Fund	325,002

TEUCRIUM COMMODITY TRUST

2

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Cash and cash equivalents	$254,300,174	$309,378,295
Interest receivable	18,584	16,982
Other assets	30	38
Capital shares receivable	-	307,830
Equity in trading accounts:
Commodity futures contracts	9,819,105	42,424,697
Due from broker	10,577,745	-
Total equity in trading accounts	20,396,850	42,424,697
Total assets	$274,715,638	$352,127,842

Liabilities
Management fee payable to Sponsor	225,510	264,709
Payable for purchases of commercial paper	4,997,510	9,995,298
Other liabilities	296,068	71,568
Payable for shares redeemed	-	4,404,915
Equity in trading accounts:
Commodity futures contracts	1,805,135	-
Due to broker	346,666	27,278,158
Total equity in trading accounts	2,151,801	27,278,158
Total liabilities	7,670,889	42,014,648

Net Assets	$267,044,749	$310,113,194

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED SCHEDULE OF INVESTMENTS

September 30, 2021

(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X (cost $22,060,622)	$22,060,622	8.26%	22,060,622
Goldman Sachs Financial Square Government Fund - Institutional Class (cost: $3,550,336)	3,550,336	1.33	3,550,336
Total money market funds (cost $25,610,958)	$25,610,958	9.59%

			Principal Amount
Commercial Paper
Brookfield Infrastructure Holdings (Canada) Inc. 0.178% (cost: $12,496,844 due: 11/03/2021)	$12,497,958	4.68%	12,500,000
General Motors Financial Company, Inc. 0.150% (cost: $4,998,166 due: 10/04/2021)	4,999,938	1.87	5,000,000
General Motors Financial Company, Inc. 0.172% (cost: $9,996,980 due: 11/04/2021)	9,998,395	3.74	10,000,000
General Motors Financial Company, Inc. 0.170% (cost: $4,998,630 due: 11/10/2021)	4,999,056	1.87	5,000,000
Glencore Funding LLC 0.150% (cost: $4,998,210 due: 10/06/2021)	4,999,896	1.87	5,000,000
Harley-Davidson Financial Services, Inc. 0.150% (cost: $8,997,300 due: 10/14/2021)	8,999,512	3.37	9,000,000
Harley-Davidson Financial Services, Inc. 0.160% (cost: $7,497,033 due: 11/03/2021)	7,498,900	2.81	7,500,000
Harley-Davidson Financial Services, Inc. 0.150% (cost: $2,499,333 due: 11/19/2021)	2,499,489	0.94	2,500,000
Jabil Inc. 0.262% (cost: $14,995,751 due: 10/19/2021)	14,998,038	5.62	15,000,000
Jabil Inc. 0.260% (cost: $4,998,340 due: 10/29/2021)	4,998,990	1.87	5,000,000
National Fuel Gas Company 0.200% (cost: $9,998,832 due: 10/08/2021)	9,999,612	3.74	10,000,000
Viatris Inc. 0.274% (cost: $9,993,151 due: 10/18/2021)	9,998,705	3.74	10,000,000
Viatris Inc. 0.220% (cost: $4,997,434 due: 10/18/2021)	4,999,481	1.87	5,000,000
Viatris Inc. 0.230% (cost: $4,997,510 due: 12/21/2021)	4,997,510	1.87	5,000,000
Total Commercial Paper (cost: $106,463,514)	$106,485,480	39.86%
Total Cash Equivalents	$132,096,438	49.45%

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States corn futures contracts
CBOT corn futures MAY22 (1,312 contracts)	$1,420,596	0.53%	$36,014,400
CBOT corn futures DEC22 (1,624 contracts)	559,705	0.21	42,447,300

United States soybean futures contracts
CBOT soybean futures NOV22 (268 contracts)	1,045,744	0.39	16,666,250

United States sugar futures contracts
ICE sugar futures MAY22 (414 contracts)	909,895	0.34	9,162,317
ICE sugar futures JUL22 (368 contracts)	183,614	0.07	7,859,891
ICE sugar futures MAR23 (439 contracts)	1,161,145	0.43	9,066,579

United States wheat futures contracts
CBOT wheat futures MAR22 (695 contracts)	2,691,398	1.01	25,593,375
CBOT wheat futures MAY22 (593 contracts)	1,097,519	0.41	21,926,175
CBOT wheat futures DEC22 (708 contracts)	749,489	0.28	25,788,900
Total commodity futures contracts	$9,819,105	3.67%	$194,525,187

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT corn futures MAR22 (1,544 contracts)	$89,136	0.03%	$42,035,400

United States soybean futures contracts
CBOT soybean futures JAN22 (261 contracts)	1,423,625	0.53	16,514,775
CBOT soybean futures MAR22 (222 contracts)	292,374	0.11	14,119,200

Total commodity futures contracts	$1,805,135	0.67%	$72,669,375

Exchange-traded funds*			Shares
Teucrium Corn Fund	$2,191,357	0.82%	108,297
Teucrium Soybean Fund	2,070,600	0.78	94,149
Teucrium Sugar Fund	2,095,400	0.78	219,042
Teucrium Wheat Fund	2,183,748	0.82	309,107
Total exchange-traded funds (cost $7,335,496)	$8,541,105	3.20%

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

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$15,419,113	$5,135,178	$109,828,706	$(4,142,159)
Net change in unrealized appreciation/(depreciation) on commodity futures contracts	(23,501,922)	25,250,892	(34,410,727)	14,297,584
Interest income	113,104	189,590	430,283	1,178,703
Total income (loss)	(7,969,705)	30,575,660	75,848,262	11,334,128

Expenses
Management fees	749,229	629,881	2,549,948	1,370,646
Professional fees	219,475	203,202	928,149	961,686
Distribution and marketing fees	920,861	768,315	2,509,136	2,047,260
Custodian fees and expenses	99,410	114,154	280,651	298,189
Business permits and licenses fees	11,051	73,705	107,406	182,649
General and administrative expenses	58,673	57,443	263,366	233,715
Other expenses	17	2,734	17	2,759
Total expenses	2,058,716	1,849,434	6,638,673	5,096,904

Expenses waived by the Sponsor	(684,792)	(401,702)	(1,650,854)	(818,719)

Total expenses, net	1,373,924	1,447,732	4,987,819	4,278,185

Net (loss) income	$(9,343,629)	$29,127,928	$70,860,443	$7,055,943

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2021	September 30, 2020
Operations
Net income	$70,860,443	$7,055,943
Capital transactions
Issuance of Shares	134,705,493	279,799,802
Redemption of Shares	(242,902,007)	(98,585,169)
Net change in the cost of the Underlying Funds	(5,732,374)	211,896
Total capital transactions	(113,928,888)	181,426,529

Net change in net assets	(43,068,445)	188,482,472

Net assets, beginning of period	310,113,194	167,906,597

Net assets, end of period	$267,044,749	$356,389,069

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2021	September 30, 2020
Cash flows from operating activities:
Net income	$70,860,443	$7,055,943
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Net change in unrealized appreciation/(depreciation) on commodity futures contracts	34,410,727	(14,297,584)
Changes in operating assets and liabilities:
Due from broker	(10,577,745)	(4,127,995)
Interest receivable	(1,602)	(18,128)
Other assets	8	(10,018)
Due to broker	(26,931,492)	(4,387,950)
Management fee payable to Sponsor	(39,199)	112,348
Payable for purchases of commercial paper	(4,997,788)	9,999,526
Other liabilities	224,500	193,088
Net cash provided by/(used in) operating activities	62,947,852	(4,823,380)

Cash flows from financing activities:
Proceeds from sale of Shares	135,013,323	279,799,802
Redemption of Shares	(247,306,922)	(97,927,779)
Net change in cost of the Underlying Funds	(5,732,374)	211,896
Net cash (used in)/provided by financing activities	(118,025,973)	181,426,529

Net change in cash and cash equivalents	(55,078,121)	176,603,149
Cash and cash equivalents beginning of period	309,378,295	166,081,885
Cash and cash equivalents end of period	$254,300,174	$342,685,034

The accompanying notes are an integral part of these financial statements.

NOTES TO COMBINED FINANCIAL STATEMENTS

September 30, 2021
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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Trust’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year ending December 31, 2021.

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

	Three month ended	Three month ended	Nine month ended	Nine month ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Amount Recognized for Custody Services	$99,410	$114,155	$280,651	$298,189
Amount of Custody Services Waived	$53,146	$18,742	$79,955	$34,084

Amount Recognized for Distribution Services	$41,306	$38,382	$132,621	$117,804
Amount of Distribution Services Waived	$36,153	$15,640	$60,354	$18,115

Amount Recognized for Wilmington Trust	$3,300	$-	$3,300	$-
Amount of Wilmington Trust Waived	$991	$-	$991	$-

Amount Recognized for Thales	$92,386	$22,500	$253,154	$67,500
Amount of Thales Waived	$92,386	$6,977	$134,064	$8,754

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

Brokerage Commissions

Beginning on August 21, 2019, the Sponsor began recognizing the expense for brokerage commissions for futures contract trades on a per-trade basis. Prior to the change, brokerage commissions on all open commodity futures contracts were accrued on the trade date and on a full-turn basis. The below table shows the amounts included on the statements of operations as total brokerage commissions paid inclusive of unrealized loss for the three and nine months ended September 30, 2021 and 2020.

	CORN	SOYB	CANE	WEAT	TAGS	TRUST
Three months ended September 30, 2021	$43,677	$4,833	$6,613	$17,330	$-	$72,452
Three months ended September 30, 2020	$73,503	$15,066	$5,311	$14,900	$-	$108,780
Nine months ended September 30, 2021	$118,868	$26,568	$19,047	$39,852	$-	$204,334
Nine months ended September 30, 2020	$113,925	$25,211	$13,554	$29,059	$1	$181,749

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

The Funds are required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Funds file income tax returns in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2018 to 2020, the Funds remain subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Funds recording a tax liability that reduces net assets. Based on their analysis, the Funds have determined that they have not incurred any liability for unrecognized tax benefits as of September 30, 2021 and for the years ended December 31, 2020, 2019, and 2018. However, the Funds’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Funds recognize interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three and nine months ended September 30, 2021 and 2020.

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

	September 30, 2021	December 31, 2020
Money Market Funds	$25,610,958	$61,121,678
Demand Deposit Savings Accounts	122,203,736	95,809,411
Commercial Paper	106,485,480	152,447,206
Total cash and cash equivalents as presented on the combined Statements of Assets and Liabilities	$254,300,174	$309,378,295

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

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Recognized Related Party Transactions	$518,894	$478,615	$1,702,621	$1,550,852
Waived Related Party Transactions	$284,739	$253,990	$735,581	$438,897

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

	CORN	SOYB	CANE	WEAT	TAGS	TRUST
Three months ended September 30, 2021	$347,523	$173,635	$29,699	$104,989	$28,946	$684,792
Three months ended September 30, 2020	$190,244	$159,329	$32,961	$16,384	$2,784	$401,702
Nine months ended September 30, 2021	$789,304	$479,631	$87,738	$229,640	$64,541	$1,650,854
Nine months ended September 30, 2020	$385,819	$236,376	$146,853	$16,384	$33,287	$818,719

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of the revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

On September 30, 2021 and December 31, 2020, in the opinion of the Trust, the reported value at the close of the market for each commodity contract fairly reflected the value of the futures and no alternative valuations were required.

For the quarter ended June 30, 2021, Corn Futures Contracts for the Sep21 CBOT corn futures and the Dec21 CBOT corn futures, settled in a “limit up” condition. Accordingly, the Trust, CORN and TAGS classified these as level 2 assets. The financial statements of CORN including TAGS, due to the NAV adjustment for the Underlying CORN holdings, were adjusted accordingly. The adjustment resulted in an increase in the unrealized change in commodity futures contracts in excess of reported CBOT values of $711,275 for CORN. The Corn futures contracts transferred back to a Level 1 asset for the period ended September 30, 2021.

For the quarter ended March 31, 2021, Corn Futures Contracts for the Jul21 CBOT corn futures, Sep21 CBOT corn futures, Dec21 CBOT corn futures, Jul21 CBOT soybean futures, and the Nov21 CBOT soybean futures, settled in a “limit up” condition. Accordingly, the Trust, CORN, and SOYB classified these as Level 2 assets. The financial statements of these funds including TAGS, due to the NAV adjustment for each of these Underlying Funds, were adjusted accordingly. The adjustment resulted in an increase in the unrealized change in commodity futures contracts in excess of reported CBOT values of $3,371,513 for CORN and $279,750 for SOYB. The Soybean futures contracts transferred back to a Level 1 asset for the period ended June 30, 2021, and the Sep21 and Dec21 corn futures contracts remained a Level 2 asset as described above.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-05: “Leases (Topic 842).” Under the amended guidance, a lessor should classify and account for a lease with variable lease payments that don’t depend on an index or a rate as an operating lease if the lease would’ve been classified as a sales-type lease or a direct financing lease in accordance with the lease classification guidance in Topic 842 and the lessor would’ve otherwise recognized a day-one loss. The amendment was adopted early for the quarter ended September 30, 2021; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Funds.

The FASB issued ASU 2020-10: “Codification Improvements.” The amendment improves the disclosure guidance in appropriate Disclosure Sections, without resulting in changes to current GAAP. The amendment was adopted for the quarter ended March 31, 2021; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Funds.

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

Note 4 – Fair Value Measurements

The Trust’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Trust’s significant accounting policies in Note 3. The following table presents information about the Trust’s assets and liabilities measured at fair value as of September 30, 2021 and December 31, 2020:

September 30, 2021

Assets:	Level 1	Level 2	Level 3	Balance as of September 30, 2021
Cash Equivalents	$132,096,438	$-	$-	$132,096,438
Commodity Futures Contracts
Corn futures contracts	1,980,301	-	-	1,980,301
Soybean futures contracts	1,045,744	-	-	1,045,744
Sugar futures contracts	2,254,654	-	-	2,254,654
Wheat futures contracts	4,538,406	-	-	4,538,391
Total	$141,915,543	$-	$-	$141,915,543

Liabilities	Level 1	Level 2	Level 3	Balance as of September 30, 2021
Commodity Futures Contracts
Corn futures contracts	$89,136	$-	$-	$89,136
Soybean futures contracts	1,715,999	-	-	1,715,999
Total	$1,805,135	$-	$-	$1,805,135

December 31, 2020

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2020
Cash Equivalents	$213,568,884	$-	$-	$213,568,884
Commodity Futures Contracts
Corn futures contracts	20,154,606	-	-	$20,154,606
Soybean futures contracts	15,124,226	-	-	$15,124,226
Sugar futures contracts	1,407,703	-	-	$1,407,703
Wheat futures contracts	5,738,162	-	-	$5,738,162
Total	$255,993,581	$-	$-	$255,993,581

For the period ended September 30, 2021 and year ended December 31, 2020, the Funds did not have any significant transfers between any of the levels of the fair value hierarchy. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

For the quarter ended June 30, 2021, Corn Futures Contracts for the Sep21 CBOT corn futures and the Dec21 CBOT corn futures, settled in a “limit up” condition. Accordingly, the Trust, CORN and TAGS classified these as level 2 assets. The financial statements of CORN including TAGS, due to the NAV adjustment for the Underlying CORN holdings, were adjusted accordingly. The adjustment resulted in an increase in the unrealized change in commodity futures contracts in excess of reported CBOT values of $711,275 for CORN. The Corn futures contracts transferred back to a Level 1 asset for the period ended September 30, 2021.

For the quarter ended March 31, 2021, Corn Futures Contracts for the Jul21 CBOT corn futures, Sep21 CBOT corn futures, Dec21 CBOT corn futures, Jul21 CBOT soybean futures, and the Nov21 CBOT soybean futures, settled in a “limit up” condition. Accordingly, the Trust, CORN, and SOYB classified these as Level 2 assets. The financial statements of these funds including TAGS, due to the NAV adjustment for each of these Underlying Funds, were adjusted accordingly. The adjustment resulted in an increase in the unrealized change in commodity futures contracts in excess of reported CBOT values of $3,371,513 for CORN and $279,750 for SOYB. The Soybean futures contracts transferred back to a Level 1 asset for the period ended June 30, 2021, and the Sep21 and Dec21 corn futures contracts remained a Level 2 asset as described above.

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

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Funds utilize derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Funds’ derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Funds are also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the three and nine months ended September 30, 2021 and year ended December 31, 2020, the Funds invested only in commodity futures contracts specifically related to each Fund.

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

The following table also identifies the fair value amounts of derivative instruments included in the combined statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, E D & F Man as of September 30, 2021 and December 31, 2020. *The amount of collateral presented in Collateral, Due from Broker, is limited to the liability for the futures contracts and accordingly does not include the excess collateral pledged.

Offsetting of Financial Assets and Derivative Assets as of September 30, 2021

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Corn futures contracts	$1,980,301	$-	$1,980,301	$89,136	$-	$1,891,165
Soybean futures contracts	$1,045,744	$-	$1,045,744	$1,045,744	$-	$-
Sugar futures contracts	$2,254,654	$-	$2,254,654	$-	$346,666	$1,907,988
Wheat futures contracts	$4,538,406	$-	$4,538,406	$-	$-	$4,538,406

Offsetting of Financial Liabilities and Derivative Liabilities as of September 30, 2021

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity Price
Corn futures contracts	$89,136	$-	$89,136	$89,136	$-	$-
Soybean futures contracts	$1,715,999	$-	$1,715,999	$1,045,744	$670,255	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2020

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Corn futures contracts	$20,154,606	$-	$20,154,606	$-	$12,973,828	$7,180,778
Soybean futures contracts	$15,124,226	$-	$15,124,226	$-	$11,257,566	$3,866,660
Sugar futures contracts	$1,407,703	$-	$1,407,703	$-	$475,661	$932,042
Wheat futures contracts	$5,738,162	$-	$5,738,162	$-	$2,571,103	$3,167,059

The following is a summary of realized and unrealized gains (losses) of the derivative instruments utilized by the Trust:

Three months ended September 30, 2021

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized (Depreciation) Appreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$6,039,005	$(16,642,507)
Soybean futures contracts	3,421,173	(7,754,543)
Sugar futures contracts	2,536,459	289,834
Wheat futures contracts	3,422,476	605,294
Total commodity futures contracts	$15,419,113	$(23,501,922)

Three months ended September 30, 2020

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$400,170	$10,737,739
Soybean futures contracts	2,919,491	8,101,755
Sugar futures contracts	184,149	484,253
Wheat futures contracts	1,631,368	5,927,145
Total commodity futures contracts	$5,135,178	$25,250,892

Nine months ended September 30, 2021

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized (Depreciation) Appreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$61,285,136	$(18,263,441)
Soybean futures contracts	29,238,888	(15,794,481)
Sugar futures contracts	5,802,090	846,951
Wheat futures contracts	13,502,592	(1,199,756)
Total commodity futures contracts	$109,828,706	$(34,410,727)

Nine months ended September 30, 2020

	Realized (Loss) Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation (Depreciation) on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(6,379,024)	$7,945,108
Soybean futures contracts	(1,201,373)	7,292,203
Sugar futures contracts	(763,390)	17,344
Wheat futures contracts	1,798,882	(957,071)
Total commodity futures contracts	$(4,142,159)	$14,297,584

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for the futures contracts held was $281.7 million and $334.0 million for the three and nine months ended September 30, 2021, respectively, and $277.2 million and $193.5 million for the three and nine months ended September 30, 2020, respectively.

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

Note 7 – Detail of the net assets and shares outstanding of the Funds that are a series of the Trust

The following are the net assets and shares outstanding of each Fund that is a series of the Trust and, thus, in total, comprise the combined net assets of the Trust:

September 30, 2021

	Outstanding Shares	Net Assets
Teucrium Corn Fund	5,950,004	$120,396,395
Teucrium Soybean Fund	2,150,004	47,284,707
Teucrium Sugar Fund	2,725,004	26,068,010
Teucrium Wheat Fund	10,375,004	73,296,079
Teucrium Agricultural Fund:
Net assets including the investment in the Underlying Funds	325,502	8,540,663
Less: Investment in the Underlying Funds		(8,541,105)
Net for the Fund in the combined net assets of the Trust		(442)
Total		$267,044,749

December 31, 2020

	Outstanding Shares	Net Assets
Teucrium Corn Fund	8,900,004	$138,289,537
Teucrium Soybean Fund	4,575,004	89,178,862
Teucrium Sugar Fund	1,900,004	12,766,091
Teucrium Wheat Fund	11,350,004	69,876,578
Teucrium Agricultural Fund:
Net assets including the investment in the Underlying Funds	75,002	1,584,388
Less: Investment in the Underlying Funds		(1,582,262)
Net for the Fund in the combined net assets of the Trust		2,126
Total		$310,113,194

The detailed information for the subscriptions and redemptions, and other financial information for each Fund that is a series of the Trust are included in the accompanying financial statements of each Fund.

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended September 30, 2021 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Trust and Funds other than those noted below:

The continued uncertainty of COVID-19 may continue to be highly disruptive to economies and markets. The impact of COVID-19 to the Trust and the Funds is described in more detail in Part II of this 10-Q.

CORN: Nothing to report

SOYB: Nothing to report

CANE: Nothing to report

WEAT: Nothing to report

TAGS: Nothing to report

TEUCRIUM CORN FUND

STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Cash and cash equivalents	$115,048,530	$138,181,061
Interest receivable	8,853	7,343
Equity in trading accounts:
Commodity futures contracts	1,980,301	20,154,606
Due from broker	6,206,315	-
Total equity in trading accounts	8,186,616	20,154,606
Total assets	123,243,999	158,343,010

Liabilities
Management fee payable to Sponsor	98,490	117,864
Payable for purchases of commercial paper	2,498,755	4,997,847
Other liabilities	161,223	21,659
Payable for shares redeemed	-	1,942,275
Equity in trading accounts:
Commodity futures contracts	89,136	-
Due to broker	-	12,973,828
Total equity in trading accounts	89,136	12,973,828
Total liabilities	2,847,604	20,053,473

Net assets	$120,396,395	$138,289,537

Shares outstanding	5,950,004	8,900,004

Shares Authorized	23,675,000	27,450,000

Net asset value per share	$20.23	$15.54

Market value per share	$20.17	$15.58

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

SCHEDULE OF INVESTMENTS

September 30, 2021
(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
First American Governemnt Obligations Fund - Class X (cost $8,952,627)	$8,952,627	7.44%	8,952,627
Goldman Sachs Financial Square Government Fund - Institutional Class (cost: $8,936)	8,936	0.01	8,936
Total money market funds (cost: $8,961,563)	$8,961,563	7.45%

Commercial Paper
General Motors Financial Company, Inc. 0.150% (cost: $2,499,083 due 10/04/2021)	$2,499,969	2.08%	2,500,000
General Motors Financial Company, Inc. 0.172% (cost: $3,498,943 due 11/04/2021)	3,499,438	2.91	3,500,000
General Motors Financial Company, Inc. 0.170% (cost: $2,499,315 due 11/10/2021)	2,499,528	2.07	2,500,000
Glencore Funding LLC 0.150% (cost: $2,499,105 due 10/06/2021)	2,499,948	2.08	2,500,000
Harley-Davidson Financial Services, Inc. 0.150% (cost: $2,499,250 due 10/14/2021)	2,499,865	2.08	2,500,000
Harley-Davidson Financial Services, Inc. 0.160% (cost: $4,998,022 due 11/03/2021)	4,999,267	4.15	5,000,000
Harley-Davidson Financial Services, Inc. 0.150% (cost: $2,499,333 due 11/19/2021)	2,499,489	2.07	2,500,000
Jabil Inc. 0.262% (cost: $7,497,875 due 10/19/2021)	7,499,019	6.23	7,500,000
National Fuel Gas Company 0.200% (cost: $2,499,708 due 10/08/2021)	2,499,903	2.08	2,500,000
Viatris Inc. 0.274% (cost: $7,494,863 due 10/18/2021)	7,499,029	6.23	7,500,000
Viatris Inc. 0.220% (cost: $4,997,434 due 10/18/2021)	4,999,481	4.15	5,000,000
Viatris Inc. 0.230% (cost: $2,498,755 due 12/21/2021)	2,498,755	2.07	2,500,000
Total Commercial Paper (cost: $45,981,686)	$45,993,691	38.20%
Total Cash Equivalents	$54,955,254	45.65%

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States corn futures contracts
CBOT corn futures MAY22 (1,312 contracts)	$1,420,596	1.18%	$36,014,400
CBOT corn futures DEC22 (1,624 contracts)	559,705	0.46	42,447,300
Total commodity futures contracts	$1,980,301	1.64%	$78,461,700

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT corn futures MAR22 (1,544 contracts)	$89,136	0.07%	$42,035,400

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

TEUCRIUM CORN FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$6,039,005	$400,170	$61,285,136	$(6,379,024)
Net change in unrealized (depreciation)/appreciation on commodity futures contracts	(16,642,507)	10,737,739	(18,263,441)	7,945,108
Interest income	55,229	82,500	206,168	526,097
Total (loss) income	(10,548,273)	11,220,409	43,227,863	2,092,181

Expenses
Management fees	342,207	273,445	1,187,734	592,009
Professional fees	117,055	81,710	447,879	421,378
Distribution and marketing fees	444,526	388,178	1,191,750	1,008,276
Custodian fees and expenses	48,716	50,213	132,904	142,069
Business permits and licenses fees	3,685	29,583	27,959	62,552
General and administrative expenses	28,376	16,094	117,321	99,051
Other expenses	-	2,734	-	2,734
Total expenses	984,565	841,957	3,105,547	2,328,069

Expenses waived by the Sponsor	(347,523)	(190,244)	(789,304)	(385,819)

Total expenses, net	637,042	651,713	2,316,243	1,942,250

Net (loss) income	$(11,185,315)	$10,568,696	$40,911,620	$149,931

Net (loss) income per share	$(1.12)	$0.75	$4.69	$(1.67)
Net (loss) income per weighted average share	$(1.67)	$1.20	$4.87	$0.02
Weighted average shares outstanding	6,704,352	8,795,384	8,402,293	6,183,033

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2021	September 30, 2020
Operations
Net income	$40,911,620	$149,931
Capital transactions
Issuance of Shares	69,950,418	144,765,321
Redemption of Shares	(128,755,180)	(67,292,493)
Total capital transactions	(58,804,762)	77,472,828
Net change in net assets	(17,893,142)	77,622,759

Net assets, beginning of period	$138,289,537	$75,220,190

Net assets, end of period	$120,396,395	$152,842,949

Net asset value per share at beginning of period	$15.54	$14.82

Net asset value per share at end of period	$20.23	$13.15

Creation of Shares	3,775,000	11,900,000
Redemption of Shares	6,725,000	5,350,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2021	September 30, 2020
Cash flows from operating activities:
Net income	$40,911,620	$149,931
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net change in unrealized depreciation/(appreciation) on commodity futures contracts	18,263,441	(7,945,108)
Changes in operating assets and liabilities:
Due from broker	(6,206,315)	(2,721,436)
Interest receivable	(1,510)	(7,428)
Other assets	-	(10,422)
Due to broker	(12,973,828)	-
Management fee payable to Sponsor	(19,374)	40,836
Payable for purchases of commercial paper	(2,499,092)	4,999,763
Other liabilities	139,564	88,350
Net cash provided by (used in) operating activities	37,614,506	(5,405,514)

Cash flows from financing activities:
Proceeds from sale of Shares	69,950,418	144,765,321
Redemption of Shares	(130,697,455)	(66,635,103)
Net cash (used in) provided by financing activities	(60,747,037)	78,130,218

Net change in cash and cash equivalents	(23,132,531)	72,724,704
Cash and cash equivalents, beginning of period	138,181,061	74,521,123
Cash and cash equivalents, end of period	$115,048,530	$147,245,827

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

September 30, 2021

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year ending December 31, 2021.

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

	Three month ended	Three month ended	Nine month ended	Nine month ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Amount Recognized for Custody Services	$48,716	$50,213	$132,904	$142,069
Amount of Custody Services Waived	$28,184	$14,262	$43,116	$24,262

Amount Recognized for Distribution Services	$19,543	$18,062	$62,120	$57,732
Amount of Distribution Services Waived	$19,543	$1,490	$19,543	$1,490

Amount Recognized for Wilmington Trust	$1,520	$-	$1,520	$-
Amount of Wilmington Trust Waived	$-	$-	$-	$-

Amount Recognized for Thales	$43,254	$10,912	$117,331	$33,671
Amount of Thales Waived	$43,254	$-	$73,274	$-

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

Brokerage Commissions

Beginning on August 21, 2019, the Sponsor began recognizing the expense for brokerage commissions for futures contract trades on a per-trade basis. Prior to the change, brokerage commissions on all open commodity futures contracts were accrued on the trade date and on a full-turn basis. The below table shows the amounts included on the statements of operations as total brokerage commissions paid inclusive of unrealized loss for the three and nine months ended September 30, 2021.

CORN
Three months ended September 30, 2021	$43,677
Three months ended September 30, 2020	$73,503
Nine months ended September 30, 2021	$118,868
Nine months ended September 30, 2020	$113,925

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2018 to 2020, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2021 and for the years ended December 31, 2020, 2019, and 2018. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three and nine months ended September 30, 2021 and 2020.

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

	September 30, 2021	December 31, 2020
Money Market Funds	$8,961,563	$27,496,317
Demand Deposit Savings Accounts	60,093,276	40,210,208
Commercial Paper	45,993,691	70,474,536
Total cash and cash equivalents as presented on the Statement of Assets and Liabilities	$115,048,530	$138,181,061

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

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Recognized Related Party Transactions	$242,913	$220,939	$797,998	$755,875
Waived Related Party Transactions	$151,170	$132,094	$370,338	$259,201

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

CORN
Three months ended September 30, 2021	$347,523
Three months ended September 30, 2020	$190,244
Nine months ended September 30, 2021	$789,304
Nine months ended September 30, 2020	$385,819

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

On September 30, 2021 and December 31, 2020, in the opinion of the Trust and the Fund, the reported value at the close of the market for each commodity contract fairly reflected the value of the futures and no alternative valuations were required. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

For the quarter ended June 30, 2021, Corn Futures Contracts for the Sep21 CBOT corn futures and the Dec21 CBOT corn futures, settled in a “limit up” condition. Accordingly, the Trust and CORN classified these as level 2 assets. The financial statements of CORN were adjusted accordingly. The adjustment resulted in an increase in the unrealized change in commodity futures contracts in excess of reported CBOT values of $711,275 for CORN. The Corn futures contracts transferred back to  a Level 1 asset for the period ended September 30, 2021.

For the quarter ended March 31, 2021, Corn Futures Contracts for the Jul21 CBOT corn futures, Sep21 CBOT corn futures, and Dec21 CBOT corn futures settled in a “limit up” condition. Accordingly, the Trust and CORN classified these as Level 2 assets. The financial statements of CORN were adjusted accordingly. The adjustment resulted in an increase in the unrealized change in commodity futures contracts in excess of reported CBOT values of $3,371,513. The Jul21 corn futures contracts transferred back to a Level 1 asset, and the Sep21 and Dec21 corn futures contracts remained a Level 2 asset as described above for the period ended June 30, 2021.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-05: “Leases (Topic 842).” Under the amended guidance, a lessor should classify and account for a lease with variable lease payments that don’t depend on an index or a rate as an operating lease if the lease would’ve been classified as a sales-type lease or a direct financing lease in accordance with the lease classification guidance in Topic 842 and the lessor would’ve otherwise recognized a day-one loss. The amendment was adopted early for the quarter ended September 30, 2021; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2020-10: “Codification Improvements.” The amendment improves the disclosure guidance in appropriate Disclosure Sections, without resulting in changes to current GAAP. The amendment is effective for annual periods beginning after December 15, 2020. The amendment was adopted for the quarter ended March 31, 2021; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued 2020-02: “Financial Instruments Credit Losses (Topic 326) and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842). The amendment updates and adds language to ASU 2016-02. The amendments were adopted for the quarter ended March 31, 2020; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of September 30, 2021 and December 31, 2020:

September 30, 2021

Assets:	Level 1	Level 2	Level 3	Balance as of September 30, 2021
Cash Equivalents	$54,955,254	$-	$-	$54,955,254
Commodity Futures Contracts
Corn futures contracts	1,980,301	-	-	1,980,301
Total	$56,935,555	$-	$-	$56,935,555

Liabilities	Level 1	Level 2	Level 3	Balance as of September 30, 2021
Commodity Futures Contracts
Corn futures contracts	$89,136	$-	$-	$89,136

December 31, 2020

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2020
Cash Equivalents	$97,970,853	$-	$-	$97,970,853
Commodity Futures Contracts
Corn futures contracts	20,154,606	-	-	20,154,606
Total	$118,125,459	$-	$-	$118,125,459

For the period ended September 30, 2021 and year ended December 31, 2020, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy. The: Sep21 and Dec21 CBOT corn futures contracts were reflected as a Level 2 investment for the period ended June 30, 2021 due to a “limit up” condition; the Jul21 CBOT corn futures, Sep21 CBOT corn futures, and Dec21 CBOT corn futures, were reflected as a Level 2 investment for the period ended March 31, 2021 due to a “limit up” condition. The Jul21 corn futures transferred back to a Level 1 asset for the period ended June 30, 2021, and the Sep21 and Dec21 corn futures contracts transferred back to a Level 1 asset for the period ended September 30, 2021.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For three and nine months ended September 30, 2021 and year ended December 31, 2020, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the combined statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, E D & F Man as of September 30, 2021 and December 31, 2020. *The amount of collateral presented in Collateral, Due from Broker, is limited to the liability for the futures contracts and accordingly does not include the excess collateral pledged.

Offsetting of Financial Assets and Derivative Assets as of September 30, 2021

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Corn futures contracts	$1,980,301	$-	$1,980,301	$89,136	$-	$1,891,165

Offsetting of Financial Liabilities and Derivative Liabilities as of September 30, 2021

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity Price
Corn futures contracts	$89,136	$-	$89,136	$89,136	$-	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2020

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Corn futures contracts	$20,154,606	$-	$20,154,606	$-	$12,973,828	$7,180,778

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Three months ended September 30, 2021

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$6,039,005	$(16,642,507)

Three months ended September 30, 2020

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$400,170	$10,737,739

Nine months ended September 30, 2021

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$61,285,136	$(18,263,441)

Nine months ended September 30, 2020

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(6,379,024)	$(7,945,108)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for the futures contracts held was $126.7 million and $154.1 million, respectively, for the three and nine months ended September 30, 2021, and $117.8 million and $83.3 million for the three and nine months ended September 30, 2020, respectively.

Note 6 – Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the three and nine months ended September 30, 2021 and 2020. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Per Share Operation Performance
Net asset value at beginning of period	$21.44	$12.40	$15.54	$14.82
Income from investment operations:
Investment income	0.01	0.01	0.02	0.08
Net realized and unrealized (loss) gain on commodity futures contracts	(1.12)	0.81	4.94	(1.44)
Total expenses, net	(0.10)	(0.07)	(0.27)	(0.31)
Net (decrease) increase in net asset value	(1.21)	0.75	4.69	(1.67)
Net asset value at end of period	$20.23	$13.15	$20.23	$13.15
Total Return	(5.62)%	6.00%	30.23%	(11.29)%
Ratios to Average Net Assets (Annualized)
Total expenses	2.88%	3.08%	2.61%	3.93%
Total expenses, net	1.86%	2.38%	1.95%	3.28%
Net investment loss	(1.70)%	(2.08)%	(1.78)%	(2.39)%

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

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended September 30, 2021 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than those noted below:

The continued uncertainty of COVID-19 may continue to be highly disruptive to economies and markets. The impact of COVID-19 to the Fund is described in more detail in Part 2 of this 10-Q.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Cash and cash equivalents	$44,597,145	$90,398,391
Interest receivable	3,235	5,478
Other assets	-	37
Equity in trading accounts:
Commodity futures contracts	1,045,744	15,124,226
Due from broker	3,451,445	-
Total equity in trading accounts	4,497,189	15,124,226
Total assets	49,097,569	105,528,132

Liabilities
Management fee payable to Sponsor	45,421	75,651
Payable for purchase of commercial paper	-	4,997,451
Other liabilities	51,442	18,602
Equity in trading accounts:
Commodity futures contracts	1,715,999	-
Due to broker	-	11,257,566
Total equity in trading accounts	1,715,999	11,257,566
Total liabilities	1,812,862	16,349,270

Net assets	$47,284,707	$89,178,862

Shares outstanding	2,150,004	4,575,004

Shares authorized	16,050,000	17,100,000

Net asset value per share	$21.99	$19.49

Market value per share	$22.02	$19.47

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

SCHEDULE OF INVESTMENTS

September 30, 2021

(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
First American Funds - Government Obligations Fund - Class X (cost $2,548,576)	$2,548,576	5.39%	2,548,576
Goldman Sachs Financial Square Government Fund - Institutional Class (cost: $1,107)	1,107	0.00	1,107
Total money market funds (cost: $2,549,683)	$2,549,683	5.39%

			Principal Amount
Commercial Paper
Brookfield Infrastructure Holdings (Canada) Inc. 0.178% (cost: $4,998,737 due 11/03/2021)	$4,999,183	10.57%	5,000,000
General Motors Financial Company, Inc. 0.172% (cost: $3,998,792 due 11/04/2021)	3,999,358	8.46	4,000,000
General Motors Financial Company, Inc. 0.170% (cost: $2,499,315 due 11/10/2021)	2,499,528	5.28	2,500,000
Glencore Funding LLC 0.150% (cost: $2,499,105 due 10/06/2021)	2,499,948	5.29	2,500,000
Harley-Davidson Financial Services, Inc. 0.150% (cost: $2,499,250 due 10/14/2021)	2,499,864	5.29	2,500,000
Jabil Inc. 0.262% (cost: $2,499,292 due 10/19/2021)	2,499,673	5.29	2,500,000
Jabil Inc. 0.260% (cost: $2,499,170 due 10/29/2021)	2,499,495	5.28	2,500,000
National Fuel Gas Company 0.200% (cost: $2,499,708 due 10/08/2021)	2,499,903	5.29	2,500,000
Total Commercial Paper (cost: $23,993,369)	$23,996,952	50.75%
Total Cash Equivalents	$26,546,635	56.14%
			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures NOV22 (268 contracts)	$1,045,744	2.21%	$16,666,250

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures JAN22 (261 contracts)	$1,423,625	3.01%	$16,514,775
CBOT soybean futures MAR22 (222 contracts)	292,374	0.62	14,119,200
Total commodity futures contracts	$1,715,999	3.63%	$30,633,975

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

TEUCRIUM SOYBEAN FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain on commodity futures contracts	$3,421,173	$2,919,491	$29,238,888	$1,201,373
Net change in unrealized appreciation/(depreciation) on commodity futures contracts	(7,754,543)	8,101,755	(15,794,481)	7,292,203
Interest income	20,624	50,232	105,253	210,650
Total (loss) income	(4,312,746)	11,071,478	13,549,660	8,704,226

Expenses
Management fees	149,464	190,671	610,715	326,182
Professional fees	34,456	88,308	241,217	248,156
Distribution and marketing fees	212,480	175,799	672,427	403,563
Custodian fees and expenses	24,956	36,796	77,396	67,262
Business permits and licenses fees	631	37,954	20,995	50,422
General and administrative expenses	12,111	24,006	72,161	54,769
Total expenses	434,098	553,534	1,694,911	1,150,354

Expenses waived by the Sponsor	(173,635)	(159,329)	(479,631)	(236,376)

Total expenses, net	260,463	394,205	1,215,280	913,978

Net (loss) income	$(4,573,209)	$10,677,273	$12,334,380	$7,790,248

Net (loss) income per share	$(1.80)	$1.89	$2.50	$0.02
Net (loss) income per weighted average share	$(1.77)	$2.09	$3.31	$2.60
Weighted average shares outstanding	2,590,221	5,113,591	3,724,546	2,990,515

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2021	September 30, 2020
Operations
Net income	$12,334,380	$7,790,248
Capital transactions
Issuance of Shares	22,195,355	110,771,840
Redemption of Shares	(76,423,890)	(18,187,858)
Total capital transactions	(54,228,535)	92,583,982
Net change in net assets	(41,894,155)	100,374,230

Net assets, beginning of period	$89,178,862	$28,135,131

Net assets, end of period	$47,284,707	$128,509,361

Net asset value per share at beginning of period	$19.49	$15.85

Net asset value per share at end of period	$21.99	$15.87

Creation of Shares	1,050,000	7,600,000
Redemption of Shares	3,475,000	1,275,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2021	September 30, 2020
Cash flows from operating activities:
Net income	$12,334,380	$7,790,248
Adjustments to reconcile net income to net cash provided by operating activities:
Net change in unrealized depreciation (appreciation) on commodity futures contracts	15,794,481	(7,292,203)
Changes in operating assets and liabilities:
Due from broker	(3,451,445)	-
Interest receivable	2,243	(5,883)
Other assets	37	4,370
Payable for purchases of commercial paper	(4,997,451)	4,999,763
Due to broker	(11,257,566)	108,368
Management fee payable to Sponsor	(30,230)	64,236
Other liabilities	32,840	27,879
Net cash provided by operating activities	8,427,289	5,696,778

Cash flows from financing activities:
Proceeds from sale of Shares	22,195,355	110,771,840
Redemption of Shares	(76,423,890)	(18,187,858)
Net cash (used in) provided by financing activities	(54,228,535)	92,583,982

Net change in cash and cash equivalents	(45,801,246)	98,280,760
Cash and cash equivalents beginning of period	90,398,391	27,874,691
Cash and cash equivalents end of period	$44,597,145	$126,155,451

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

September 30, 2021

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year ending December 31, 2021.

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

	Three month ended	Three month ended	Nine month ended	Nine month ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Amount Recognized for Custody Services	$24,956	$36,797	$77,396	$67,262
Amount of Custody Services Waived	$14,494	$667	$22,311	$667

Amount Recognized for Distribution Services	$9,804	$10,790	$36,491	$24,151
Amount of Distribution Services Waived	$6,268	$10,198	$20,164	$10,198

Amount Recognized for Wilmington Trust	$631	$-	$631	$-
Amount of Wilmington Trust Waived	$631	$-	$631	$-

Amount Recognized for Thales	$22,937	$5,701	$70,896	$12,802
Amount of Thales Waived	$22,937	$5,701	$28,236	$5,701

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

Brokerage Commissions

Beginning on August 21, 2019, the Sponsor began recognizing the expense for brokerage commissions for futures contract trades on a per-trade basis. Prior to the change, brokerage commissions on all open commodity futures contracts were accrued on the trade date and on a full-turn basis. The below table shows the amounts included on the statements of operations as total brokerage commissions paid inclusive of unrealized loss for the three and nine months ended September 30, 2021 and 2020.

SOYB
Three months ended September 30, 2021	$4,833
Three months ended September 30, 2020	$15,066
Nine months ended September 30, 2021	$26,568
Nine months ended September 30, 2020	$25,211

Income Taxes

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2018 to 2020, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2021 and for the years ended December 31, 2020, 2019, and 2018. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three and nine months ended September 30, 2021 and 2020.

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

	September 30, 2021	December 31, 2020
Money Market Funds	$2,549,683	$13,242,009
Demand Deposit Savings Accounts	18,050,510	32,671,497
Commercial Paper	23,996,952	44,484,885
Total cash and cash equivalents as presented on the Statement of Assets and Liabilities	$44,597,145	$90,398,391

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

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Recognized Related Party Transactions	$122,021	$136,556	$461,318	$323,385
Waived Related Party Transactions	$93,643	$90,565	$231,207	$122,612

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

SOYB
Three months ended September 30, 2021	$173,635
Three months ended September 30, 2020	$159,329
Nine months ended September 30, 2021	$479,631
Nine months ended September 30, 2020	$236,376

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

On September 30, 2021 and December 31, 2020, in the opinion of the Trust and the Fund, the reported value at the close of the market for each commodity contract fairly reflected the value of the futures and no alternative valuations were required. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-05: “Leases (Topic 842).” Under the amended guidance, a lessor should classify and account for a lease with variable lease payments that don’t depend on an index or a rate as an operating lease if the lease would’ve been classified as a sales-type lease or a direct financing lease in accordance with the lease classification guidance in Topic 842 and the lessor would’ve otherwise recognized a day-one loss. The amendment was adopted early for the quarter ended September 30, 2021; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2020-10: “Codification Improvements.” The amendment improves the disclosure guidance in appropriate Disclosure Sections, without resulting in changes to current GAAP. The amendment is effective for annual periods beginning after December 15, 2020. The amendment was adopted for the quarter ended March 31, 2021; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued 2020-02: “Financial Instruments Credit Losses (Topic 326) and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842). The amendment updates and adds language to ASU 2016-02. The amendments were adopted for the quarter ended March 31, 2020; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of September 30, 2021 and December 31, 2020:

September 30, 2021

Assets:	Level 1	Level 2	Level 3	Balance as of September 30, 2021
Cash Equivalents	$26,546,635	$-	$-	$26,546,635
Commodity Futures Contracts
Soybean futures contracts	1,045,744	-	-	1,045,744
Total	$27,592,379	$-	$-	$27,592,379

Liabilities:	Level 1	Level 2	Level 3	Balance as of September 30, 2021
Commodity Futures Contracts
Soybean futures contracts	$1,715,999	$-	$-	$1,715,999

December 31, 2020

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2020
Cash Equivalents	$57,726,894	$-	$-	$57,726,894
Commodity Futures Contracts
Soybean futures contracts	15,124,226	-	-	15,124,226
Total	$72,851,120	$-	$-	$72,851,120

For the three months ended September 30, 2021 and year ended December 31, 2020, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy, except for the Jul21 CBOT soybean futures, and the Nov21 CBOT soybean futures, were reflected as a Level 2 asset for the period ended March 31, 2021 due to a “limit up” condition. These Soybean contracts transferred back to a Level 1 asset for the period ended June 30, 2021.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the three and nine months ended September 30, 2021 and year ended December 31, 2020, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the combined statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, E D & F Man as of September 30, 2021 and December 31, 2020. *The amount of collateral presented in Collateral, Due from Broker, is limited to the liability for the futures contracts and accordingly does not include the excess collateral pledged.

Offsetting of Financial Assets and Derivative Assets as of September 30, 2021

Assets
	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Soybean futures contracts	$1,045,744	$-	$1,045,744	$1,045,744	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of September 30, 2021

Liabilities
	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity Price
Soybean futures contracts	$1,715,999	$-	$1,715,999	$1,045,744	$670,255	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2020

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Soybean futures contracts	$15,124,226	$-	$15,124,226	$-	$11,257,566	$3,866,660

The following is a summary of realized and unrealized gains and losses of the derivative instruments utilized by the Fund:

Three months ended September 30, 2021

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Soybean futures contracts	$3,421,173	$(7,754,543)

Three months ended September 30, 2020

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Soybean futures contracts	$2,919,491	$8,101,755

Nine months ended September 30, 2021

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Soybean futures contracts	$29,238,888	$(15,794,481)

Nine months ended September 30, 2020

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Soybean futures contracts	$1,201,373	$7,292,203

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $54.6 million and $80.7 million, respectively for the three and nine months ended September 30, 2021 and, and $89.2 million and $48.1 million for the three and nine months ended September 30, 2020, respectively.

Note 6 – Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the three and nine months ended September 30, 2021 and 2020. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Per Share Operation Performance
Net asset value at beginning of period	$23.79	$13.98	$19.49	$15.85
Income from investment operations:
Investment income	0.01	0.01	0.03	0.07
Net realized and unrealized (loss) gain on commodity futures contracts	(1.71)	1.96	2.80	0.26
Total expenses, net	(0.10)	(0.08)	(0.33)	(0.31)
Net (decrease) increase in net asset value	(1.80)	1.89	2.50	0.02
Net asset value at end of period	$21.99	$15.87	$21.99	$15.87
Total Return	(7.56)%	13.45%	12.83%	0.09%
Ratios to Average Net Assets (Annualized)
Total expenses	2.90%	2.90%	2.78%	3.53%
Total expenses, net	1.74%	2.07%	1.99%	2.80%
Net investment loss	(1.60)%	(1.81)%	(1.82)%	(2.15)%

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

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended September 30, 2021 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than those noted below:

The continued uncertainty of COVID-19 may continue to be highly disruptive to economies and markets. The impact of COVID-19 to the Fund is described in more detail in Part 2 of this 10-Q.

TEUCRIUM SUGAR FUND

STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Cash and cash equivalents	$24,201,530	$11,849,332
Interest receivable	1,450	904
Other assets	30	-
Equity in trading accounts:
Commodity futures contracts	2,254,654	1,407,703
Total assets	26,457,664	13,257,939

Liabilities
Management fee payable to Sponsor	21,374	10,292
Other liabilities	21,614	5,895
Equity in trading accounts:
Due to broker	346,666	475,661
Total liabilities	389,654	491,848

Net assets	$26,068,010	$12,766,091

Shares outstanding	2,725,004	1,900,004

Shares authorized	21,700,000	23,150,000

Net asset value per share	$9.57	$6.72

Market value per share	$9.55	$6.75

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

SCHEDULE OF INVESTMENTS

September 30, 2021

(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X (cost $7,684,840)	$7,684,840	29.48%	7,684,840
Goldman Sachs Financial Square Government Fund - Institutional Class (cost $5,161)	5,161	0.02	5,161
Total money market funds (cost: $7,690,001)	$7,690,001	29.50%

			Principal Amount
Commercial Paper
Jabil Inc. 0.262% (cost: $4,998,584 due 10/19/2021)	$4,999,346	19.18%	5,000,000
National Fuel Gas Company 0.200% (cost: $2,499,708 due 10/08/2021)	2,499,903	9.59	2,500,000
Total Commercial Paper (cost: $7,498,292)	$7,499,249	28.77%
Total Cash Equivalents	$15,189,250	58.27%

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States sugar futures contracts
ICE sugar futures MAY22 (414 contracts)	$909,895	3.49%	$9,162,317
ICE sugar futures JUL22 (368 contracts)	183,614	0.71	7,859,891
ICE sugar futures MAR23 (439 contracts)	1,161,145	4.45	9,066,579
Total commodity futures contracts	$2,254,654	8.65%	$26,088,787

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

TEUCRIUM SUGAR FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$2,536,459	$184,149	$5,802,090	$(763,390)
Net change in unrealized appreciation on commodity futures contracts	289,834	484,253	846,951	17,344
Interest income	7,425	5,633	19,515	63,740
Total income (loss)	2,833,718	674,035	6,668,556	(682,306)

Expenses
Management fees	59,875	28,558	142,487	73,687
Professional fees	15,069	10,999	47,381	99,591
Distribution and marketing fees	52,768	46,926	115,107	137,431
Custodian fees and expenses	3,407	7,156	11,673	19,555
Business permits and licenses fees	1,449	2,856	22,646	31,520
General and administrative expenses	3,917	5,618	19,913	19,743
Other expenses	8	-	8	15
Total expenses	136,493	102,113	359,215	381,542

Expenses waived by the Sponsor	(29,699)	(32,961)	(87,738)	(146,853)

Total expenses, net	106,794	69,152	271,477	234,689

Net income (loss)	$2,726,924	$604,883	$6,397,079	$(916,995)

Net income (loss) per share	$1.09	$0.39	$2.85	$(0.93)
Net income (loss) per weighted average share	$1.04	$0.32	$2.75	$(0.57)
Weighted average shares outstanding	2,618,482	1,913,319	2,329,583	1,600,916

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2021	September 30, 2020
Operations
Net income (loss)	$6,397,079	$(916,995)
Capital transactions
Issuance of Shares	12,364,868	7,856,851
Redemption of Shares	(5,460,028)	(7,805,796)
Total capital transactions	6,904,840	51,055
Net change in net assets	13,301,919	(865,940)

Net assets, beginning of period	$12,766,091	$12,313,180

Net assets, end of period	$26,068,010	$11,447,240

Net asset value per share at beginning of period	$6.72	$7.04

Net asset value per share at end of period	$9.57	$6.11

Creation of Shares	1,450,000	1,350,000
Redemption of Shares	625,000	1,225,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2021	September 30, 2020
Cash flows from operating activities:
Net income (loss)	$6,397,079	$(916,995)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized appreciation on commodity futures contracts	(846,951)	(17,344)
Changes in operating assets and liabilities:
Due from broker	-	(517,698)
Interest receivable	(546)	(1,228)
Other assets	(30)	(8,003)
Due to broker	(128,995)	(237,908)
Management fee payable to Sponsor	11,082	177
Other liabilities	15,719	27,374
Net cash provided by (used in) operating activities	5,447,358	(1,671,625)

Cash flows from financing activities:
Proceeds from sale of Shares	12,364,868	7,856,851
Redemption of Shares	(5,460,028)	(7,805,796)
Net cash provided by financing activities	6,904,840	51,055

Net change in cash and cash equivalents	12,352,198	(1,620,570)
Cash and cash equivalents beginning of period	11,849,332	12,215,795
Cash and cash equivalents end of period	$24,201,530	$10,595,225

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

September 30, 2021

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year ending December 31, 2021.

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

Note 2 – Principal Contracts and Agreements

The Sponsor employs U.S. Bancorp Fund Services, LLC, doing business as U.S. Bank Global Fund Services (“Global Fund Services”), for Transfer Agency, Fund Accounting and Fund Administration services. The principal address for Global Fund Services is 615 E. Michigan Street, Milwaukee, WI 53202.

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

	Three month ended	Three month ended	Nine month ended	Nine month ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Amount Recognized for Custody Services	$3,407	$7,156	$11,673	$19,555
Amount of Custody Services Waived	$2,209	$3,418	$4,544	$7,694

Amount Recognized for Distribution Services	$2,359	$1,916	$5,967	$7,442
Amount of Distribution Services Waived	$742	$1,795	$1,958	$3,806

Amount Recognized for Wilmington Trust	$252	$-	$252	$-
Amount of Wilmington Trust Waived	$252	$-	$252	$-

Amount Recognized for Thales	$4,991	$1,176	$11,299	$4,283
Amount of Thales Waived	$4,991	$1,176	$5,859	$2,688

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

Brokerage Commissions

Beginning on August 21, 2019, the Sponsor began recognizing the expense for brokerage commissions for futures contract trades on a per-trade basis. Prior to the change, brokerage commissions on all open commodity futures contracts were accrued on the trade date and on a full-turn basis. The below table shows the amounts included on the statements of operations as total brokerage commissions paid inclusive of unrealized loss for the three and nine months ended September 30, 2021.

CANE
Three months ended September 30, 2021	$6,613
Three months ended September 30, 2020	$5,311
Nine months ended September 30, 2021	$19,047
Nine months ended September 30, 2020	$13,554

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2018 to 2020, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2021 and for the years ended December 31, 2020, 2019, and 2018. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three and nine months ended September 30, 2021 and 2020.

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

	September 30, 2021	December 31, 2020
Money Market Funds	$7,690,001	$4,153,164
Demand Deposit Savings Accounts	9,012,280	5,197,140
Commercial Paper	7,499,249	2,499,028
Total cash and cash equivalents as presented on the Statement of Assets and Liabilities	$24,201,530	$11,849,332

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

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Recognized Related Party Transactions	$30,226	$24,803	$77,995	$97,714
Waived Related Party Transactions	$10,632	$16,107	$29,830	$36,080

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

CANE
Three months ended September 30, 2021	$29,699
Three months ended September 30, 2020	$32,961
Nine months ended September 30, 2021	$87,738
Nine months ended September 30, 2020	$146,853

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

Fair Value – Definition and Hierarchy

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

Level 1 – Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Fund has the ability to access. Valuation adjustments and block discounts are not applied to Level 1 financial instruments. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these financial instruments does not entail a significant degree of judgment.

Level 2 – Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

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

On September 30, 2021 and December 31, 2020, in the opinion of the Trust and the Fund, the reported value of the Sugar Futures Contracts traded on the ICE fairly reflected the value of the Sugar Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

For the three and nine months ended September 30, 2021 and year ended December 31, 2020, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-05: “Leases (Topic 842).” Under the amended guidance, a lessor should classify and account for a lease with variable lease payments that don’t depend on an index or a rate as an operating lease if the lease would’ve been classified as a sales-type lease or a direct financing lease in accordance with the lease classification guidance in Topic 842 and the lessor would’ve otherwise recognized a day-one loss. The amendment was adopted early for the quarter ended September 30, 2021; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2020-10: “Codification Improvements.” The amendment improves the disclosure guidance in appropriate Disclosure Sections, without resulting in changes to current GAAP. The amendment is effective for annual periods beginning after December 15, 2020. The amendment was adopted for the quarter ended March 31, 2021; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued 2020-02: “Financial Instruments Credit Losses (Topic 326) and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842). The amendment updates and adds language to ASU 2016-02. The amendments were adopted for the quarter ended March 31, 2020; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of September 30, 2021 and December 31, 2020:

September 30, 2021

Assets:	Level 1	Level 2	Level 3	Balance as of September 30, 2021
Cash Equivalents	$15,189,250	$-	$-	$15,189,250
Commodity Futures Contracts
Sugar futures contracts	2,254,654	-	-	2,254,654
Total	$17,443,904	$-	$-	$17,443,904

December 31, 2020

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2020
Cash Equivalents	$6,652,192	$-	$-	$6,652,192
Commodity Futures Contracts
Sugar futures contracts	1,407,703	-	-	1,407,703
Total	$8,059,895	$-	$-	$8,059,895

For the period September 30, 2021 and year ended December 31, 2020, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value – Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the three and nine months ended September 30, 2021 and year ended December 31, 2020, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the combined statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, E D & F Man as of September 30, 2021 and December 31, 2020. *The amount of collateral presented in Collateral, Due from Broker, is limited to the liability for the futures contracts and accordingly does not include the excess collateral pledged.

Offsetting of Financial Assets and Derivative Assets as of September 30, 2021

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Sugar futures contracts	$2,254,654	$-	$2,254,654	$-	$346,666	$1,907,988

Offsetting of Financial Assets and Derivative Assets as of December 31, 2020

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Sugar futures contracts	$1,407,703	$-	$1,407,703	$-	$475,661	$932,042

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Three months ended September 30, 2021

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Sugar futures contracts	$2,536,459	$289,834

Three months ended September 30, 2020

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Sugar futures contracts	$184,149	$484,253

Nine months ended September 30, 2021

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Sugar futures contracts	$5,802,090	$846,951

Nine months ended September 30, 2020

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Sugar futures contracts	$(763,390)	$17,344

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held were $24.4 million and $18.9 million, respectively, for the three and nine months ended September 30, 2021, and $11.9 million and $10.1 million, respectively, for the three and nine months ended September 30, 2020.

Note 6 – Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the three and nine months ended September 30, 2021 and 2020. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Per Share Operation Performance
Net asset value at beginning of period	$8.48	$5.72	$6.72	$7.04
Income (loss) from investment operations:
Investment income	-	-	0.01	0.04
Net realized and unrealized gain (loss) on commodity futures contracts	1.13	0.42	2.96	(0.82)
Total expenses, net	(0.04)	(0.03)	(0.12)	(0.15)
Net increase (decrease) in net asset value	1.09	0.39	2.85	(0.93)
Net asset value at end of period	$9.57	$6.11	$9.57	$6.11
Total Return	12.80%	6.65%	42.38%	(13.23)%
Ratios to Average Net Assets (Annualized)
Total expenses	2.28%	3.58%	2.52%	5.18%
Total expenses, net	1.78%	2.42%	1.91%	3.18%
Net investment loss	(1.66)%	(2.22)%	(1.77)%	(2.32)%

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

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended September 30, 2021 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than those noted below:

The continued uncertainty of COVID-19 may continue to be highly disruptive to economies and markets. The impact of COVID-19 to the Fund is described in more detail in Part 2 of this 10-Q.

TEUCRIUM WHEAT FUND

STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Cash and cash equivalents	$70,448,215	$68,946,725
Interest receivable	5,046	3,257
Capital shares receivable	-	307,830
Equity in trading accounts:
Commodity futures contracts	4,538,406	5,738,162
Due from broker	919,985	-
Total equity in trading accounts	5,458,391	5,738,162
Total assets	75,911,652	74,995,974

Liabilities
Payable for shares redeemed	-	2,462,640
Management fee payable to Sponsor	60,225	60,902
Payable for purchases of commercial paper	2,498,755	-
Other liabilities	56,593	24,751
Equity in trading accounts:
Due to broker	-	2,571,103
Total liabilities	2,615,573	5,119,396

Net assets	$73,296,079	$69,876,578

Shares outstanding	10,375,004	11,350,004

Shares authorized	34,150,000	37,650,000

Net asset value per share	$7.06	$6.16

Market value per share	$7.08	$6.19

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

SCHEDULE OF INVESTMENTS

September 30, 2021

(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X (cost $2,869,825)	$2,869,825	3.92%	2,869,825
Goldman Sachs Financial Square Government Fund - Institutional Class (cost: $3,535,132)	3,535,132	4.82	3,535,132
Total money market funds (cost: $6,404,957)	$6,404,957	8.74%

			Principal Amount

Commercial Paper
Brookfield Infrastructure Holdings (Canada) Inc. 0.178% (cost: $7,498,107 due 11/03/2021)	$7,498,775	10.23%	7,500,000
General Motors Financial Company, Inc. 0.150% (cost: $2,499,083 due 10/04/2021)	2,499,969	3.41	2,500,000
General Motors Financial Company, Inc. 0.172% (cost: $2,499,245 due 11/04/2021)	2,499,599	3.41	2,500,000
Harley-Davidson Financial Services, Inc. 0.150% (cost: $3,998,800 due 10/14/2021)	3,999,783	5.46	4,000,000
Harley-Davidson Financial Services, Inc. 0.160% (cost: $2,499,011 due 11/03/2021)	2,499,633	3.41	2,500,000
Jabil Inc. 0.260% (cost: $2,499,170 due 10/29/2021)	2,499,495	3.41	2,500,000
National Fuel Gas Company 0.200% (cost: $2,499,708 due 10/08/2021)	2,499,903	3.41	2,500,000
Viatris Inc. 0.274% (cost: $2,498,288 due 10/18/2021)	2,499,676	3.41	2,500,000
Viatris Inc. 0.230% (cost: $2,498,755 due 12/21/2021)	2,498,755	3.41	2,500,000
Total Commercial Paper (cost: 28,990,167)	$28,995,588	39.56%
Total Cash Equivalents	$35,400,545	48.30%

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures MAR22 (695 contracts)	$2,691,398	3.67%	$25,593,375
CBOT wheat futures MAY22 (593 contracts)	1,097,519	1.50	21,926,175
CBOT wheat futures DEC22 (708 contracts)	749,489	1.02	25,788,900
Total commodity futures contracts	$4,538,406	6.19%	$73,308,450

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

TEUCRIUM WHEAT FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain on commodity futures contracts	$3,422,476	$1,631,368	$13,502,592	$1,798,882
Net change in unrealized appreciation/(depreciation) on commodity futures contracts	605,294	5,927,145	(1,199,756)	(957,071)
Interest income	29,826	51,225	99,342	378,205
Total income	4,057,596	7,609,738	12,402,178	1,220,016

Expenses
Management fees	197,683	137,207	609,012	378,768
Professional fees	46,025	21,897	176,099	185,090
Distribution and marketing fees	191,833	154,909	490,513	487,090
Custodian fees and expenses	19,798	19,594	54,420	67,842
Business permits and licenses fees	1,977	3,312	23,578	24,026
General and administrative expenses	13,088	11,570	50,730	58,996
Total expenses	470,404	348,489	1,404,352	1,201,812

Expenses waived by the Sponsor	(104,989)	(16,384)	(229,640)	(16,384)

Total expenses, net	365,415	332,105	1,174,712	1,185,428

Net income	$3,692,181	$7,277,633	$11,227,466	$34,588

Net income (loss) per share	$0.32	$0.68	$0.91	$(0.12)
Net income per weighted average share	$0.32	$0.71	$0.91	$0.00
Weighted average shares outstanding	11,380,982	10,180,982	12,387,275	9,284,949

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2021	September 30, 2020
Operations
Net income	$11,227,466	$34,588
Capital transactions
Issuance of Shares	22,187,673	16,405,790
Redemption of Shares	(29,995,638)	(5,089,221)
Total capital transactions	(7,807,965)	11,316,569
Net change in net assets	3,419,501	11,351,157

Net assets, beginning of period	$69,876,578	$52,236,196

Net assets, end of period	$73,296,079	$63,587,353

Net asset value per share at beginning of period	$6.16	$5.84

Net asset value per share at end of period	$7.06	$5.72

Creation of Shares	3,500,000	3,100,000
Redemption of Shares	4,475,000	925,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2021	September 30, 2020
Cash flows from operating activities:
Net income	$11,227,466	$34,588
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net change in unrealized depreciation on commodity futures contracts	1,199,756	957,071
Changes in operating assets and liabilities:
Due from broker	(919,985)	(888,861)
Interest receivable	(1,789)	(3,592)
Other assets	-	4,209
Due to broker	(2,571,103)	(4,258,410)
Payable for purchases of commercial paper	2,498,755	-
Management fee payable to Sponsor	(677)	7,099
Other liabilities	31,842	49,048
Net cash provided by (used in) operating activities	11,464,265	(4,098,848)

Cash flows from financing activities:
Proceeds from sale of Shares	22,495,503	16,405,790
Redemption of Shares	(32,458,278)	(5,089,221)
Net cash (used in) provided by financing activities	(9,962,775)	11,316,569

Net change in cash and cash equivalents	1,501,490	7,217,721
Cash and cash equivalents, beginning of period	68,946,725	51,467,643
Cash and cash equivalents, end of period	$70,448,215	$58,685,364

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

September 30, 2021
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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year ending December 31, 2021.

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

	Three month ended	Three month ended	Nine month ended	Nine month ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Amount Recognized for Custody Services	$19,798	$19,594	$54,420	$67,842
Amount of Custody Services Waived	$5,960	$-	$5,960	$-

Amount Recognized for Distribution Services	$8,584	$7,460	$26,000	$27,860
Amount of Distribution Services Waived	$8,584	$2,002	$16,804	$2,002

Amount Recognized for Wilmington Trust	$789	$-	$789	$-
Amount of Wilmington Trust Waived	$-	$-	$-	$-

Amount Recognized for Thales	$19,008	$4,611	$49,674	$16,380
Amount of Thales Waived	$19,008	$-	$22,741	$-

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

Brokerage Commissions

Beginning on August 21, 2019, the Sponsor began recognizing the expense for brokerage commissions for futures contract trades on a per-trade basis. Prior to the change, brokerage commissions on all open commodity futures contracts were accrued on the trade date and on a full-turn basis. The below table shows the amounts included on the statements of operations as total brokerage commissions paid inclusive of unrealized loss for the three and nine months ended September 30, 2021 and 2020.

WEAT
Three months ended September 30, 2021	$17,330
Three months ended September 30, 2020	$14,900
Nine months ended September 30, 2021	$39,852
Nine months ended September 30, 2020	$29,059

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2018 to 2020, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2021 and for the years ended December 31, 2020, 2019 and 2018. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three and nine months ended September 30, 2021 and 2020.

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

	September 30, 2021	December 31, 2020
Money Market Funds	$6,404,957	$16,227,402
Demand Deposit Savings Accounts	35,047,670	17,730,566
Commercial Paper	28,995,588	34,988,757
Total cash and cash equivalents as presented on the Statement of Assets and Liabilities	$70,448,215	$68,946,725

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

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Recognized Related Party Transactions	$110,381	$94,344	$336,850	$365,704
Waived Related Party Transactions	$15,941	$13,630	$79,800	$13,630

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

WEAT
Three months ended September 30, 2021	$104,989
Three months ended September 30, 2020	$16,384
Nine months ended September 30, 2021	$229,640
Nine months ended September 30, 2020	$16,384

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

On September 30, 2021 and December 31, 2020, in the opinion of the Trust and the Fund, the reported value of the Wheat Futures Contracts traded on the CBOT fairly reflected the value of the Wheat Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

For the period ended June 30, 2020, the Dec21 CBOT Wheat Futures Contracts traded on the CBOT did not, in the opinion of the Trust and WEAT, trade in an actively traded futures market as defined in the policy of the Trust and WEAT for the entire period during which they were held. Accordingly, the Trust and WEAT classified these as a Level 2 asset for the period ended June 30, 2020 due to the quarterly average daily volume for the contract. These Wheat contracts transferred back to a Level 1 asset for the period ended September 30, 2020.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-05: “Leases (Topic 842).” Under the amended guidance, a lessor should classify and account for a lease with variable lease payments that don’t depend on an index or a rate as an operating lease if the lease would’ve been classified as a sales-type lease or a direct financing lease in accordance with the lease classification guidance in Topic 842 and the lessor would’ve otherwise recognized a day-one loss. The amendment was adopted early for the quarter ended September 30, 2021; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2020-10: “Codification Improvements.” The amendment improves the disclosure guidance in appropriate Disclosure Sections, without resulting in changes to current GAAP. The amendment is effective for annual periods beginning after December 15, 2020. The amendment was adopted for the quarter ended March 31, 2021; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued 2020-02: “Financial Instruments Credit Losses (Topic 326) and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842). The amendment updates and adds language to ASU 2016-02. The amendments were adopted for the quarter ended March 31, 2020; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of September 30, 2021 and December 31, 2020:

September 30, 2021

Assets:	Level 1	Level 2	Level 3	Balance as of September 30, 2021
Cash Equivalents	$35,400,545	$-	$-	$35,400,545
Commodity Futures Contracts
Wheat futures contracts	4,538,406	-	-	4,538,406
Total	$39,938,951	$-	$-	$39,938,951

December 31, 2020

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2020
Cash Equivalents	$51,216,159	$-	$-	$51,216,159
Commodity Futures Contracts
Wheat futures contracts	5,738,162	-	-	5,738,162
Total	$56,954,321	$-	$-	$56,954,321

For the period ended September 30, 2021 and year ended December 31, 2020, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy, except for the Dec21 CBOT Wheat contracts held by WEAT, which were reflected as a Level 2 asset for the period ended June 30, 2020 due to the quarterly average daily volume for the contract. These transferred back to a Level 1 asset for the period ended September 30, 2020.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the three and nine months ended September 30, 2021 and for the year ended December 31, 2020, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the combined statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, E D & F Man as of September 30, 2021 and December 31, 2020. *The amount of collateral presented in Collateral, Due from Broker, is limited to the liability for the futures contracts and accordingly does not include the excess collateral pledged.

Offsetting of Financial Assets and Derivative Assets as of September 30, 2021

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Wheat futures contracts	$4,538,406	$-	$4,538,406	$-	$-	$4,538,406

Offsetting of Financial Assets and Derivative Assets as of December 31, 2020

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Wheat futures contracts	$5,738,162	$-	$5,738,162	$-	$2,571,103	$3,167,059

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Three months ended September 30, 2021

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Wheat futures contracts	$3,422,476	$605,294

Three months ended September 30, 2020

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Wheat futures contracts	$1,631,368	$5,927,145

Nine months ended September 30, 2021

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Wheat futures contracts	$13,502,592	$(1,199,756)

Nine months ended September 30, 2020

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Wheat futures contracts	$1,798,882	$(957,071)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $76.0 million and $80.3 million, respectively, for the three and nine months ended September 30, 2021, and $58.3 million and $51.9 million, respectively, for the three and nine months ended and September 30, 2020.

Note 6 – Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the three and nine months ended September 30, 2021 and 2020. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Per Share Operation Performance
Net asset value at beginning of period	$6.75	$5.04	$6.16	$5.84
Income (loss) from investment operations:
Investment income	-	0.01	0.01	0.04
Net realized and unrealized gain (loss) on commodity futures contracts	0.35	0.70	1.00	(0.03)
Total expenses, net	(0.03)	(0.03)	(0.10)	(0.13)
Net increase (decrease) in net asset value	0.32	0.68	0.91	(0.12)
Net asset value at end of period	$7.06	$5.72	$7.06	$5.72
Total Return	4.72%	13.51%	14.75%	(2.07)%
Ratios to Average Net Assets (Annualized)
Total expenses	2.38%	2.54%	2.31%	3.17%
Total expenses, net	1.85%	2.42%	1.93%	3.13%
Net investment loss	(1.70)%	(2.05)%	(1.77)%	(2.13)%

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

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended September 30, 2021 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than those noted below:

The continued uncertainty of COVID-19 may continue to be highly disruptive to economies and markets. The impact of COVID-19 to the Fund is described in more detail in Part 2 of this 10-Q.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2020	December 31, 2020
	(Unaudited)
Assets
Cash equivalents	$4,754	$2,786
Other assets	-	1
Equity in trading accounts:
Investments in securities, at fair value (cost $7,335,496 and $1,586,899 as of September 30, 2021 and December 31, 2020, respectively)	8,541,105	1,582,262
Total assets	8,545,859	1,585,049

Liabilities
Other liabilities	5,196	661

Net assets	$8,540,663	$1,584,388

Shares outstanding	325,002	75,002

Shares authorized	4,275,000	4,612,500

Net asset value per share	$26.28	$21.12

Market value per share	$26.32	$21.21

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

SCHEDULE OF INVESTMENTS

September 30, 2021

(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Exchange-traded funds
Teucrium Corn Fund	$2,191,357	25.66%	108,297
Teucrium Soybean Fund	2,070,600	24.24	94,149
Teucrium Sugar Fund	2,095,400	24.53	219,042
Teucrium Wheat Fund	2,183,748	25.57	309,107
Total exchange-traded funds (cost $7,335,496)	$8,541,105	100.00%

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X (cost $4,754)	$4,754	0.06%	4,754

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

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Income
Realized and unrealized gain (loss) on trading of securities:
Realized gain (loss) on securities	$76,653	$(20,614)	$16,223	$(332,299)
Net change in unrealized appreciation on securities	69,472	126,299	1,210,246	218,253
Interest income	-	-	5	11
Total income (loss)	146,125	105,685	1,226,474	(114,035)

Expenses
Professional fees	6,870	288	15,573	7,471
Distribution and marketing fees	19,254	2,503	39,339	10,900
Custodian fees and expenses	2,533	395	4,258	1,461
Business permits and licenses fees	3,309	-	12,228	14,129
General and administrative expenses	1,181	155	3,241	1,156
Other expenses	9	-	9	10
Total expenses	33,156	3,341	74,648	35,127

Expenses waived by the Sponsor	(28,946)	(2,784)	(64,541)	(33,287)

Total expenses, net	4,210	557	10,107	1,840

Net income (loss)	$141,915	$105,128	$1,216,367	$(115,875)

Net income (loss) per share	$0.22	$1.68	$5.16	$(1.27)
Net income (loss) per weighted average share	$0.40	$1.68	$4.22	$(1.64)
Weighted average shares outstanding	356,931	62,638	288,326	70,851

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2021	September 30, 2020
Operations
Net income (loss)	$1,216,367	$(115,875)
Capital transactions
Issuance of Shares	8,007,179	-
Redemption of Shares	(2,267,271)	(209,801)
Total capital transactions	5,739,908	(209,801)
Net change in net assets	6,956,275	(325,676)

Net assets, beginning of period	$1,584,388	$1,478,780

Net assets, end of period	$8,540,663	$1,153,104

Net asset value per share at beginning of period	$21.12	$19.72

Net asset value per share at end of period	$26.28	$18.45

Creation of Shares	337,500	-
Redemption of Shares	87,500	12,500

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2021	September 30, 2020
Cash flows from operating activities:
Net income (loss)	$1,216,367	$(115,875)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Net change in unrealized appreciation on securities	(1,210,246)	(218,253)
Changes in operating assets and liabilities:
Net (purchase) sale of investments in securities	(5,748,597)	544,195
Interest receivable	-	3
Other assets	1	(172)
Other liabilities	4,535	437
Net cash (used in) provided by operating activities	(5,737,940)	210,335

Cash flows from financing activities:
Proceeds from sale of Shares	8,007,179	-
Redemption of Shares	(2,267,271)	(209,801)
Net cash provided by (used in) financing activities	5,739,908	(209,801)

Net change in cash equivalents	1,968	534
Cash equivalents, beginning of period	2,786	2,633
Cash equivalents, end of period	$4,754	$3,167

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

September 30, 2021

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year ending December 31, 2021.

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

	Three month ended	Three month ended	Nine month ended	Nine month ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Amount Recognized for Custody Services	$2,533	$395	$4,258	$1,461
Amount of Custody Services Waived	$2,299	$395	$4,024	$1,461

Amount Recognized for Distribution Services	$1,016	$155	$2,043	$618
Amount of Distribution Services Waived	$1,016	$155	$1,885	$618

Amount Recognized for Wilmington Trust	$108	$-	$108	$-
Amount of Wilmington Trust Waived	$108	$-	$108	$-

Amount Recognized for Thales	$2,196	$101	$3,954	$365
Amount of Thales Waived	$2,196	$101	$3,954	$365

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2018 to 2020, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. This policy has been applied to all existing tax positions upon the Fund’s initial adoption. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2021 and for the years ended December 31, 2020, 2019 and 2018. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three and nine months ended September 30, 2021 and 2020.

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

Cash Equivalents

Cash equivalents are highly liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short term maturities. The Fund has these balances of its assets on deposit with banks. Assets deposited with a financial institution may, at times, exceed federally insured limits. TAGS had a balance of $4,754 and $2,786 in money market funds at September 30, 2021 and December 31, 2020, respectively; these balances are included in cash equivalents on the statements of assets and liabilities.

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

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Recognized Related Party Transactions	$13,353	$1,973	$28,460	$8,174
Waived Related Party Transactions	$13,353	$1,594	$24,406	$7,374

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

TAGS
Three months ended September 30, 2021	$28,946
Three months ended September 30, 2020	$2,784
Nine months ended September 30, 2021	$64,541
Nine months ended September 30, 2020	$33,287

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-05: “Leases (Topic 842).” Under the amended guidance, a lessor should classify and account for a lease with variable lease payments that don’t depend on an index or a rate as an operating lease if the lease would’ve been classified as a sales-type lease or a direct financing lease in accordance with the lease classification guidance in Topic 842 and the lessor would’ve otherwise recognized a day-one loss. The amendment was adopted early for the quarter ended September 30, 2021; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2020-10: “Codification Improvements.” The amendment improves the disclosure guidance in appropriate Disclosure Sections, without resulting in changes to current GAAP. The amendment is effective for annual periods beginning after December 15, 2020. The amendment was adopted for the quarter ended March 31, 2021; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued 2020-02: “Financial Instruments Credit Losses (Topic 326) and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842). The amendment updates and adds language to ASU 2016-02. The amendments were adopted for the quarter ended March 31, 2020; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

On September 30, 2021 and December 32, 2020, the reported value at the close of the market for each commodity contract fairly reflected the value of the futures and no alternative valuations were required.

For the quarter ended June 30, 2021, Corn Futures Contracts for the Sep21 and Dec21 CBOT corn futures contracts, settled in a “limit up” condition on June 30, 2021. Therefore, the Trust and CORN have used alternative verifiable sources to value these contracts on June 30, 2021, and the financial statements of these funds including TAGS, due to the NAV adjustments for the Underlying Fund, were adjusted accordingly. The adjustment in CORN resulted in a $10,393 increase in the investment in the Underlying Funds which were classified as a Level 2 asset for the period ended June 30, 2021. For the period ended September 30, 2021, the CORN shares were classified as a Level 1 asset.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of September 30, 2021 and December 31, 2020:

September 30, 2021

Assets:	Level 1	Level 2	Level 3	Balance as of September 30, 2021
Exchange Traded Funds	$8,541,105	$-	$-	$8,541,105
Cash Equivalents	4,754	-	-	4,754
Total	$8,545,859	$-	$-	$8,545,859

December 31, 2020

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2020
Exchange Traded Funds	$1,582,262	$-	$-	$1,582,262
Cash Equivalents	2,786	-	-	2,786
Total	$1,585,048	$-	$-	$1,585,048

On September 30, 2021 and December 31, 2020, the reported value at the close of the market for each commodity contract fairly reflected the value of the futures and no alternative valuations were required., The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period.

For the quarter ended June 30, 2021, Corn Futures Contracts for the Sep21 and Dec21 CBOT corn futures contracts settled in a “limit up” condition. Accordingly, the Trust and CORN classified these as Level 2 assets. The financial statements of these funds including TAGS, due to the NAV adjustments for each of the impacted Underlying Funds were adjusted accordingly. The adjustment in CORN resulted in a $10,383 increase in the investment of the Underlying Funds due to the increase in unrealized gain in the Corn Fund, and classified these Corn Fund shares as a Level 2 asset for the period ended June 30, 2021 . For the period ended September 30, 2021, the CORN shares were classified as a Level 1 asset.

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

Note 5 – Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the three and nine months ended September 30, 2021 and 2020. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Per Share Operation Performance
Net asset value at beginning of period	$26.06	$16.77	$21.12	$19.72
Income (loss) from investment operations:
Net realized and unrealized gain (loss) on investment transactions	0.23	1.69	5.19	(1.24)
Total expenses, net	(0.01)	(0.01)	(0.03)	(0.03)
Net increase (decrease) in net asset value	0.22	1.68	5.16	(1.27)
Net asset value at end of period	$26.28	$18.45	$26.28	$18.45
Total Return	0.84%	10.03%	24.40%	(6.43)%
Ratios to Average Net Assets (Annualized)
Total expenses	1.42%	1.22%	1.39%	3.74%
Total expenses, net	0.18%	0.20%	0.19%	0.20%
Net investment loss	(0.18)%	(0.20)%	(0.19)%	(0.20)%

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

Note 7 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended September 30, 2021 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than those noted below:

The continued uncertainty of COVID-19 may continue to be highly disruptive to economies and markets. The impact of COVID-19 to the Fund is described in more detail in Part 2 of this 10-Q.

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

Each Benchmark is rebalanced periodically to ensure that each of the Benchmark Component Futures Contracts is weighted in the same proportion as in the investment objective for each Fund. The following tables reflect the September 30, 2021, Benchmark Component Futures Contracts weights for each of the Funds, the contract held is identified by the generally accepted nomenclature of contract month and year, which may differ from the month in which the contract expires:

CORN Benchmark Component Futures Contracts	Notional Value	Weight (%)

CBOT Corn Futures (1,544 contracts, MAR22)	$42,035,400	35%
CBOT Corn Futures (1,312 contracts, MAY22)	36,014,400	30
CBOT Corn Futures (1,624 contracts, DEC22)	42,447,300	35

Total at September 30, 2021	$120,497,100	100%

SOYB Benchmark Component Futures Contracts	Notional Value	Weight (%)

CBOT Soybean Futures (261 contracts, JAN22)	$16,514,775	35%
CBOT Soybean Futures (222 contracts, MAR22)	14,119,200	30
CBOT Soybean Futures (268 contracts, NOV22)	16,666,250	35

Total at September 30, 2021	$47,300,225	100%

CANE Benchmark Component Futures Contracts	Notional Value	Weight (%)

ICE Sugar Futures (414 contracts, MAY22)	$9,162,317	35%
ICE Sugar Futures (368 contracts, JULY22)	7,859,891	30
ICE Sugar Futures (439 contracts, MAR23)	9,066,579	35

Total at September 30, 2021	$26,088,787	100%

WEAT Benchmark Component Futures Contracts	Notional Value	Weight (%)

CBOT Wheat Futures (695 contracts, MAR22)	$25,593,375	35%
CBOT Wheat Futures (593 contracts, MAY22)	21,926,175	30
CBOT Wheat Futures (708 contracts, DEC22)	25,788,900	35

Total at September 30, 2021	$73,308,450	100%

TAGS Benchmark Component Futures Contracts	Fair Value	Weight (%)
Shares of Teucrium Corn Fund (108,297 shares)	$2,191,357	26%
Shares of Teucrium Soybean Fund (94,149 shares)	2,070,600	24
Shares of Teucrium Wheat Fund (309,107 shares)	2,183,748	26
Shares of Teucrium Sugar Fund (219,042 shares)	2,095,400	24

Total at September 30, 2021	$8,541,105	100%

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

The Funds seek to earn interest and other income (“interest income”) from cash equivalents that it purchases and, on the cash it holds through the Custodian or other financial institutions. The Sponsor anticipates that the interest income will increase the NAV of each Fund. The Funds apply the interest income to the acquisition of additional investments or use it to pay its expenses. If the Fund reinvests the earned interest income, it makes investments that are consistent with its investment objectives as disclosed. Any cash equivalent invested by a Fund will have original maturity dates of three months or less at inception. Any cash equivalent invested by a Fund will be deemed by the Sponsor to be of investment grade quality. As of September 30, 2021, available cash balances in each of the Funds were invested in the First American Government Obligations Fund – Class X, Goldman Sachs Financial Square Government Fund, in demand deposits at Capital One, PNC, and in commercial paper with maturities of ninety days or less. Additionally, the CORN, SOYB, CANE and WEAT Funds may invest a portion of the amount of funds required to be deposited with the FCM as initial margin in U.S. Treasury obligations with time to maturity of 90 days or less. The obligations are purchased and held in the respective Fund accounts through the FCM.

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

Performance Summary

This report covers the periods from January 1 to September 30, 2021 for each Fund. Total expenses are presented both gross and net of any expenses waived or paid by the Sponsor that would have been incurred by the Funds (“expenses waived by the Sponsor”).

CORN Per Share Operation Performance
Net asset value at beginning of period	$15.54
Income from investment operations:
Investment income	0.02
Net realized and unrealized gain on commodity futures contracts	4.94
Total expenses	(0.27)
Net increase in net asset value	4.69
Net asset value end of period	$20.23
Total Return	30.23%
Ratios to Average Net Assets (Annualized)
Total expenses	2.61%
Total expenses, net	1.95%
Net investment loss	(1.78)%

SOYB Per Share Operation Performance
Net asset value at beginning of period	$19.49
Income from investment operations:
Investment income	0.03
Net realized and unrealized gain on commodity futures contracts	2.80
Total expenses	(0.33)
Net increase in net asset value	2.50
Net asset value at end of period	$21.99
Total Return	12.83%
Ratios to Average Net Assets (Annualized)
Total expenses	2.78%
Total expenses, net	1.99%
Net investment loss	(1.82)%

CANE Per Share Operation Performance
Net asset value at beginning of period	$6.72
Income from investment operations:
Investment income	0.01
Net realized and unrealized gain on commodity futures contracts	2.96
Total expenses	(0.12)
Net increase in net asset value	2.85
Net asset value at end of period	$9.57
Total Return	42.38%
Ratios to Average Net Assets (Annualized)
Total expenses	2.52%
Total expenses, net	1.91%
Net investment loss	(1.77)%

WEAT Per Share Operation Performance
Net asset value at beginning of period	$6.16
Income from investment operations:
Investment income	0.01
Net realized and unrealized gain on commodity futures contracts	1.00
Total expenses	(0.10)
Net increase in net asset value	0.91
Net asset value at end of period	$7.06
Total Return	14.75%
Ratios to Average Net Assets (Annualized)
Total expenses	2.31%
Total expenses, net	1.93%
Net investment loss	(1.77)%

TAGS Per Share Operation Performance
Net asset value at beginning of period	$21.12
Income from investment operations:
Net realized and unrealized gain on investment transactions	5.19
Total expenses	(0.03)
Net increase in net asset value	5.16
Net asset value at end of period	$26.28
Total Return	24.40%
Ratios to Average Net Assets (Annualized)
Total expenses	1.39%
Total expenses, net	0.19%
Net investment loss	(0.19)%

Past performance of a Fund is not necessarily indicative of future performance.

Results of Operations

The following includes a section for each Fund of the Trust.

The discussion below addresses the material changes in the results of operations for the three and nine months ended September 30, 2021 compared to the same period in 2020. The following includes a section for each Fund of the Trust for the periods in which each Fund was in operation. CORN, SOYB, WEAT, CANE and TAGS each operated for the entirety of all periods.

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

On September 30, 2021, the Corn Fund held a total of CBOT Corn Futures contracts with a notional value of $120,497,100. The contracts had an asset fair value of $1,980,301 and a liability fair value of $89,136. The weighting of the notional value of the contracts is as follows: (1) 35% to the MAR22 contracts, the second to expire CBOT Corn Futures Contract, (2) 30% to MAY22 CBOT contracts, the third to expire CBOT Corn Futures Contract, and (3) 35% to DEC22 CBOT contracts, the CBOT Corn Futures Contract expiring in the December following the expiration month of the third to expire contract.

	Quarter Ending	Quarter Ending	Quarter Ending
	September 30, 2021	September 30, 2020	June 30, 2021
Total Net Assets	$120,396,395	$152,842,949	$177,431,275
Shares Outstanding	5,950,004	11,625,004	8,275,004
Net Asset Value per share	$20.23	$13.15	$21.44
Closing Price	$20.17	$13.11	$21.37

Total net assets for the Fund decreased year over year by 21%, driven by a combination of a decrease in total shares outstanding of 5,675,000 shares or 49% and an increase in the NAV per share of $7.08 or 54%. The net assets for the Fund decreased by 32% when comparing September 30, 2021 to June 30, 2021. This decrease in total net assets year over year, in the opinion of management, was generally due to investors liquidating shares purchased at depressed values in mid-2020 which appreciated in value due to record large corn purchases by China and investors investing in commodities as an inflation hedge.

For the Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

	Three Months Ended	Three Months Ended
	September 30, 2021	September 30, 2020
Average daily total net assets	$135,767,092	$108,783,601
Net realized and unrealized (loss) gain on futures contracts	$(10,603,502)	$11,137,909
Interest income earned on cash and cash equivalents	$55,229	$82,500
Annualized interest yield based on average daily total net assets	0.04%	0.08%
Net (Loss) Income	$(11,185,315)	$10,568,696
Weighted average share outstanding	6,704,352	8,795,384
Management Fees	$342,207	$273,445
Total gross fees and other expenses excluding management fees	$642,358	$568,512
Brokerage Commissions	$43,677	$73,503
Expenses waived by the Sponsor	$347,523	$190,244
Total expense ratio net of expenses waived by the Sponsor	1.86%	2.38%
Net investment loss	1.70%	2.08%
Creation of Shares	375,000	8,425,000
Redemption of Shares	2,700,000	3,925,000

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

The decrease in interest and other income year over year was due to continued uncertainty of the virus, and elevated unemployment with current federal funds rates at near zero. As a result, the amount of interest income earned as a percentage of average daily total net assets was lower in the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The Fund seeks to earn interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper. These interest rate levels may be lower or higher than the projected interest rates stated in the prospectuses and thus will impact your breakeven even point.

The increase in management fee paid to the Sponsor for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was a result of higher average net assets. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets. Other than the management fee to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day to day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one year, or commitments regardless of the level of assets under management. The structure of the Fund and the nature of the expenses are such that as total net assets grow, there is a scalability of expenses that may allow the total expense ratio to be reduced. However, if total net assets for the Fund fall, the total expense ratio of the Fund will increase unless additional reductions are made by the Sponsor to the daily expense accruals. The Sponsor can elect to adjust the daily expense accruals at its discretion based on market conditions and other Fund considerations.

The increase in total gross fees and other expenses excluding management fees for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was generally due to the increase in average net assets in the period. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The decrease in total brokerage commissions for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, was primarily due to a decrease in contracts purchased, liquidated, and rolled.

For the three months ended September 30, 2021, the Fund issued 375,000 shares as part of creation baskets and purchased 2,700,000 shares as part of redemption baskets. Shares outstanding decreased by 5,675,000 shares or 49% for three months ended September 30, 2021 when compared to the same period in 2020. In total, the Fund issued 8,425,000 shares and purchased 3,925,000 shares for the three months ended September 30, 2020.

For the Nine months Ended September 30, 2021 Compared to the Nine months Ended September 30, 2020

	Nine Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2020
Average daily total net assets	$158,799,521	$79,078,580
Net realized and unrealized gain on futures contracts	$43,021,695	$1,566,084
Interest income earned on cash and cash equivalents	$206,168	$526,097
Annualized interest yield based on average daily total net assets	0.13%	0.67%
Net Income	$40,911,620	$149,931
Weighted average share outstanding	8,402,293	6,183,033
Management Fees	$1,187,734	$592,009
Total gross fees and other expenses excluding management fees	$1,917,813	$1,736,060
Brokerage Commissions	$118,868	$113,925
Expenses waived by the Sponsor	$789,304	$385,819
Total expense ratio net of expenses waived by the Sponsor	1.95%	3.28%
Net investment loss	1.78%	2.39%
Creation of Shares	3,775,000	11,900,000
Redemption of Shares	6,725,000	5,350,000

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

The decrease in interest and other income year over year was due to continued uncertainty of the virus, and elevated unemployment with current federal funds rates at near zero. As a result, the amount of interest income earned as a percentage of average daily total net assets was lower in the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The Fund seeks to earn interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper. These interest rate levels may be lower or higher than the projected interest rates stated in the prospectuses and thus will impact your breakeven even point.

The increase in management fee paid to the Sponsor for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was a result of higher average net assets. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets. Other than the management fee to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day to day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one year, or commitments regardless of the level of assets under management. The structure of the Fund and the nature of the expenses are such that as total net assets grow, there is a scalability of expenses that may allow the total expense ratio to be reduced. However, if total net assets for the Fund fall, the total expense ratio of the Fund will increase unless additional reductions are made by the Sponsor to the daily expense accruals. The Sponsor can elect to adjust the daily expense accruals at its discretion based on market conditions and other Fund considerations.

The increase in total gross fees and other expenses excluding management fees for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was generally due to the increase in average net assets in the period. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The increase in total brokerage commissions for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, was primarily due to an increase in contracts purchased, liquidated, and rolled.

For the nine months ended September 30, 2021, the Fund issued 3,775,000 shares as part of creation baskets and purchased 6,725,000 shares as part of redemption baskets. In total, the Fund issued 11,900,000 shares and purchased 5,350,000 shares for the nine months ended September 30, 2020.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to September 30, 2021 and serves to illustrate the relative changes of these components.

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

On September 30, 2021, the Fund held a total of CBOT soybean futures contracts with a notional value of $47,300,225. The contracts had an asset fair value of $1,045,744 and a liability fair value of $1,715,999. The weighting of the notional value of the contracts is as follows: (1) 35% to Jan22 CBOT contracts, (2) 30% to Mar22 CBOT contracts, and (3) 35% to Nov22 CBOT contracts.

	Quarter Ending	Quarter Ending	Quarter Ending
	September 30, 2021	September 30, 2020	June 30, 2021
Total Net Assets	$47,284,707	$128,509,361	$70,777,806
Shares Outstanding	2,150,004	8,100,004	2,975,004
Net Asset Value per share	$21.99	$15.87	$23.79
Closing Price	$22.02	$15.84	$23.70

Total net assets for the Fund decreased year over year by 63%, driven by a combination of a decrease in total shares outstanding of 5,950,000 shares or 73% and partially offset by an increase in the NAV per share of $6.12 or 39%. The net assets for the Fund decreased by 33% when comparing September 30, 2021 to June 30, 2021. Very similar with the decline in the Teucrium CORN Fund, this decrease in total net assets year over year, in the opinion of management, was generally due to investors liquidating shares purchased at depressed values in mid-2020 which appreciated in value due to record large soybean purchases by China and investors investing in commodities as an inflation hedge.

For the Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

	Three Months Ended	Three Months Ended
	September 30, 2021	September 30, 2020
Average daily total net assets	$59,298,060	$75,853,846
Net realized and unrealized (loss) gain on futures contracts	$(4,333,370)	$11,021,246
Interest income earned on cash and cash equivalents	$20,624	$50,232
Annualized interest yield based on average daily total net assets	0.03%	0.07%
Net (Loss) Income	$(4,573,209)	$10,677,273
Weighted average share outstanding	2,590,221	5,113,591
Management Fees	$149,464	$190,671
Total gross fees and other expenses excluding management fees	$284,634	$362,863
Brokerage Commissions	$4,833	$15,066
Expenses waived by the Sponsor	$173,635	$159,329
Total expense ratio net of expenses waived by the Sponsor	1.74%	2.07%
Net investment loss	1.60%	1.81%
Creation of Shares	150,000	5,075,000
Redemption of Shares	975,000	1,000,000

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

The decrease in interest and other income year over year was due to continued uncertainty of the virus, and elevated unemployment with current federal funds rates at near zero. As a result, the amount of interest income earned as a percentage of average daily total net assets was lower in the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The Fund seeks to earn interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper. These interest rate levels may be lower or higher than the projected interest rates stated in the prospectuses and thus will impact your breakeven even point.

The decrease in management fee paid to the Sponsor for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was a result of lower average net assets. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets. Other than the management fee to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day to day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one year, or commitments regardless of the level of assets under management. The structure of the Fund and the nature of the expenses are such that as total net assets grow, there is a scalability of expenses that may allow the total expense ratio to be reduced. However, if total net assets for the Fund fall, the total expense ratio of the Fund will increase unless additional reductions are made by the Sponsor to the daily expense accruals. The Sponsor can elect to adjust the daily expense accruals at its discretion based on market conditions and other Fund considerations.

The decrease in total gross fees and other expenses excluding management fees for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was generally due to the decrease in average net assets in the period. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The decrease in total brokerage commissions for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, was primarily due to a decrease in contracts purchased, liquidated, and rolled.

For the three months ended September 30, 2021, the Fund issued 150,000 shares as part of creation baskets and purchased 975,000 shares as part of redemption baskets. Shares outstanding decreased by 5,950,000 shares or 73% for three months ended September 30, 2021 when compared to the same period in 2020. In total, the Fund issued 5,075,000 shares and purchased 1,000,000 shares for the three months ended September 30, 2020.

For the Nine months Ended September 30, 2021 Compared to the Nine months Ended September 30, 2020

	Nine Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2020
Average daily total net assets	$81,652,410	$43,570,331
Net realized and unrealized gain on futures contracts	$13,444,407	$8,493,576
Interest income earned on cash and cash equivalents	$105,253	$210,650
Annualized interest yield based on average daily total net assets	0.13%	0.48%
Net Income	$12,334,380	$7,790,248
Weighted average share outstanding	3,724,546	2,990,515
Management Fees	$610,715	$326,182
Total gross fees and other expenses excluding management fees	$1,084,196	$824,172
Brokerage Commissions	$26,568	$25,211
Expenses waived by the Sponsor	$479,631	$236,376
Total expense ratio net of expenses waived by the Sponsor	1.99%	2.80%
Net investment loss	1.82%	2.15%
Creation of Shares	1,050,000	7,600,000
Redemption of Shares	3,475,000	1,275,000

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

The decrease in interest and other income year over year was due to continued uncertainty of the virus, and elevated unemployment with current federal funds rates at near zero. As a result, the amount of interest income earned as a percentage of average daily total net assets was lower in the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The Fund seeks to earn interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper. These interest rate levels may be lower or higher than the projected interest rates stated in the prospectuses and thus will impact your breakeven even point.

The increase in management fee paid to the Sponsor for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was a result of higher average net assets. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets. Other than the management fee to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day to day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one year, or commitments regardless of the level of assets under management. The structure of the Fund and the nature of the expenses are such that as total net assets grow, there is a scalability of expenses that may allow the total expense ratio to be reduced. However, if total net assets for the Fund fall, the total expense ratio of the Fund will increase unless additional reductions are made by the Sponsor to the daily expense accruals. The Sponsor can elect to adjust the daily expense accruals at its discretion based on market conditions and other Fund considerations.

The increase in total gross fees and other expenses excluding management fees for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was generally due to the increase in average net assets in the period. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The increase in total brokerage commissions for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, was primarily due to an increase in contracts purchased, liquidated, and rolled.

For the nine months ended September 30, 2021, the Fund issued 1,050,000 shares as part of creation baskets and purchased 3,475,000 shares as part of redemption baskets. In total, the Fund issued 7,600,000 shares and purchased 1,275,000 shares for the nine months ended September 30, 2020.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to September 30, 2021 and serves to illustrate the relative changes of these components.

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

On September 30, 2021, the Fund held a total of ICE sugar futures contracts with a notional value of $26,088,787. The contracts had an asset fair value of $2,254,654. The weighting of the notional value of the contracts is as follows: (1) 35% to the May22 ICE No 11 contracts, (2) 30% to the Jul22 ICE No 11 contracts, and (3) 35% to the Mar23 ICE No 11 contracts.

	Quarter Ending	Quarter Ending	Quarter Ending
	September 30, 2021	September 30, 2020	June 30, 2021
Total Net Assets	$26,068,010	$11,447,240	$22,049,153
Shares Outstanding	2,725,004	1,875,004	2,600,004
Net Asset Value per share	$9.57	$6.11	$8.48
Closing Price	$9.55	$6.09	$8.49

Total net assets for the Fund increased year over year by 128%, driven by a combination of an increase in total shares outstanding of 850,000 or 45% and an increase in the NAV per share of $3.46 or 57%. The net assets for the Fund increased by 18% when comparing September 30, 2021 to June 30, 2021. This increase was, in the opinion of management, due to the low price of sugar and record world demand relative to recent years, which accelerated investor interest.

For the Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

	Three Months Ended	Three Months Ended
	September 30, 2021	September 30, 2020
Average daily total net assets	$23,754,678	$11,361,304
Net realized and unrealized gain on futures contracts	$2,826,293	$668,402
Interest income earned on cash and cash equivalents	$7,425	$5,633
Annualized interest yield based on average daily total net assets	0.03%	0.05%
Net Income	$2,726,924	$604,883
Weighted average share outstanding	2,618,482	1,913,319
Management Fees	$59,875	$28,558
Total gross fees and other expenses excluding management fees	$76,618	$73,555
Brokerage Commissions	$6,613	$5,311
Expenses waived by the Sponsor	$29,699	$32,961
Total expense ratio net of expenses waived by the Sponsor	1.78%	2.42%
Net investment loss	1.66%	2.22%
Creation of Shares	525,000	850,000
Redemption of Shares	450,000	525,000

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

The increase in interest and other income year over year was due to higher net assets and partially offset by continued uncertainty of the virus, and elevated unemployment with current federal funds rates at near zero. As a result, the amount of interest income earned as a percentage of average daily total net assets was lower in the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The Fund seeks to earn interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper. These interest rate levels may be lower or higher than the projected interest rates stated in the prospectuses and thus will impact your breakeven even point.

The increase in management fee paid to the Sponsor for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was a result of higher average net assets. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets. Other than the management fee to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day to day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one year, or commitments regardless of the level of assets under management. The structure of the Fund and the nature of the expenses are such that as total net assets grow, there is a scalability of expenses that may allow the total expense ratio to be reduced. However, if total net assets for the Fund fall, the total expense ratio of the Fund will increase unless additional reductions are made by the Sponsor to the daily expense accruals. The Sponsor can elect to adjust the daily expense accruals at its discretion based on market conditions and other Fund considerations.

The increase in total gross fees and other expenses excluding management fees for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was generally due to the increase in average net assets in the period. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The increase in total brokerage commissions for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, was primarily due to an increase in contracts purchased, liquidated, and rolled.

For the three months ended September 30, 2021, the Fund issued 525,000 shares as part of creation baskets and purchased 450,000 shares as part of redemption baskets. Shares outstanding increased by 850,000 shares or 45% for three months ended September 30, 2021 when compared to the same period in 2020. In total, the Fund issued 850,000 shares and purchased 525,000 shares for the three months ended September 30, 2020.

For the Nine months Ended September 30, 2021 Compared to the Nine months Ended September 30, 2020

	Nine Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2020
Average daily total net assets	$19,050,472	$9,842,885
Net realized and unrealized gain on futures contracts	$6,649,041	$(746,046)
Interest income earned on cash and cash equivalents	$19,515	$63,740
Annualized interest yield based on average daily total net assets	0.10%	0.65%
Net Income (Loss)	$6,397,079	$(916,995)
Weighted average share outstanding	2,329,583	1,600,916
Management Fees	$142,487	$73,687
Total gross fees and other expenses excluding management fees	$216,728	$307,855
Brokerage Commissions	$19,047	$13,554
Expenses waived by the Sponsor	$87,738	$146,853
Total expense ratio net of expenses waived by the Sponsor	1.91%	3.18%
Net investment loss	1.77%	2.32%
Creation of Shares	1,450,000	1,350,000
Redemption of Shares	625,000	1,225,000

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

The decrease in interest and other income year over year was due to continued uncertainty of the virus, and elevated unemployment with current federal funds rates at near zero. As a result, the amount of interest income earned as a percentage of average daily total net assets was lower in the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The Fund seeks to earn interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper. These interest rate levels may be lower or higher than the projected interest rates stated in the prospectuses and thus will impact your breakeven even point.

The increase in management fee paid to the Sponsor for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was a result of higher average net assets. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets. Other than the management fee to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day to day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one year, or commitments regardless of the level of assets under management. The structure of the Fund and the nature of the expenses are such that as total net assets grow, there is a scalability of expenses that may allow the total expense ratio to be reduced. However, if total net assets for the Fund fall, the total expense ratio of the Fund will increase unless additional reductions are made by the Sponsor to the daily expense accruals. The Sponsor can elect to adjust the daily expense accruals at its discretion based on market conditions and other Fund considerations.

The decrease in total gross fees and other expenses excluding management fees for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was generally due to the average net assets relative to the other Funds. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The increase in total brokerage commissions for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, was primarily due to an increase in contracts purchased, liquidated, and rolled.

For the nine months ended September 30, 2021, the Fund issued 1,450,000 shares as part of creation baskets and purchased 625,000 shares as part of redemption baskets. In total, the Fund issued 1,350,000 shares and purchased 1,225,000 shares for the nine months ended September 30, 2020.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to September 30, 2021 and serves to illustrate the relative changes of these components.

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

On September 30, 2021, the Fund held a total of CBOT wheat futures contracts with a notional value of $73,308,450. The contracts had an asset fair value of $4,538,406. The weighting of the notional value of the contracts is as follows: (1) 35% to Mar22 CBOT contracts, (2) 30% to May22 CBOT contracts, and (3) 35% to Dec22 CBOT contracts.

	Quarter Ending	Quarter Ending	Quarter Ending
	September 30, 2021	September 30, 2020	June 30, 2021
Total Net Assets	$73,296,079	$63,587,353	$86,017,246
Shares Outstanding	10,375,004	11,125,004	12,750,004
Net Asset Value per share	$7.06	$5.72	$6.75
Closing Price	$7.08	$5.71	$6.77

Total net assets for the Fund increased year over year by 15%, driven by a combination of a decrease in total shares outstanding of 750,000 or 7% and an increase in the NAV per share of $1.34 or 24%. The net assets for the Fund decreased by 15% when comparing September 30, 2021 to June 30, 2021. This increase year over year, in the opinion of management, was due to concerns over reduced supplies due to the lowest planted acres in over 100 years and strong world demand; both aiding in the drawdown of US ending stocks.

For the Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

	Three Months Ended	Three Months Ended
	September 30, 2021	September 30, 2020
Average daily total net assets	$78,428,508	$54,584,495
Net realized and unrealized gain on futures contracts	$4,027,770	$7,558,513
Interest income earned on cash and cash equivalents	$29,826	$51,225
Annualized interest yield based on average daily total net assets	0.04%	0.09%
Net Income	$3,692,181	$7,277,633
Weighted average share outstanding	11,380,982	10,180,982
Management Fees	$197,683	$137,207
Total gross fees and other expenses excluding management fees	$272,721	$211,282
Brokerage Commissions	$17,330	$14,900
Expenses waived by the Sponsor	$104,989	$16,384
Total expense ratio net of expenses waived by the Sponsor	1.85%	2.42%
Net investment loss	1.70%	2.05%
Creation of Shares	200,000	2,100,000
Redemption of Shares	2,575,000	100,000

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

The decrease in interest and other income year over year was due to continued uncertainty of the virus, and elevated unemployment with current federal funds rates at near zero. As a result, the amount of interest income earned as a percentage of average daily total net assets was lower in the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The Fund seeks to earn interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper. These interest rate levels may be lower or higher than the projected interest rates stated in the prospectuses and thus will impact your breakeven even point.

The increase in management fee paid to the Sponsor for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was a result of higher average net assets. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets. Other than the management fee to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day to day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one year, or commitments regardless of the level of assets under management. The structure of the Fund and the nature of the expenses are such that as total net assets grow, there is a scalability of expenses that may allow the total expense ratio to be reduced. However, if total net assets for the Fund fall, the total expense ratio of the Fund will increase unless additional reductions are made by the Sponsor to the daily expense accruals. The Sponsor can elect to adjust the daily expense accruals at its discretion based on market conditions and other Fund considerations.

The increase in total gross fees and other expenses excluding management fees for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was generally due to an increase in expenses paid on behalf of the Sponsor. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The increase in total brokerage commissions for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, was primarily due to an increase in contracts purchased, liquidated, and rolled.

For the three months ended September 30, 2021, the Fund issued 200,000 shares as part of creation baskets and purchased 2,575,000 shares as part of redemption baskets. Shares outstanding decreased by 750,000 shares or 7% for three months ended September 30, 2021 when compared to the same period in 2020. In total, the Fund issued 2,100,000 shares and purchased 100,000 shares for the three months ended September 30, 2020.

For the Nine months Ended September 30, 2021 Compared to the Nine months Ended September 30, 2020

	Nine Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2020
Average daily total net assets	$81,424,624	$50,594,482
Net realized and unrealized gain on futures contracts	$12,302,836	$841,811
Interest income earned on cash and cash equivalents	$99,342	$378,205
Annualized interest yield based on average daily total net assets	0.12%	0.75%
Net Income	$11,227,466	$34,588
Weighted average share outstanding	12,387,275	9,284,949
Management Fees	$609,012	$378,768
Total gross fees and other expenses excluding management fees	$795,340	$823,044
Brokerage Commissions	$39,852	$29,059
Expenses waived by the Sponsor	$229,640	$16,384
Total expense ratio net of expenses waived by the Sponsor	1.93%	3.13%
Net investment loss	1.77%	2.13%
Creation of Shares	3,500,000	3,100,000
Redemption of Shares	4,475,000	925,000

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

The decrease in interest and other income year over year was due to continued uncertainty of the virus, elevated unemployment and weak inflation with current federal funds rates at near zero. As a result, the amount of interest income earned as a percentage of average daily total net assets was lower in the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. The Fund seeks to earn interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper. These interest rate levels may be lower or higher than the projected interest rates stated in the prospectuses and thus will impact your breakeven even point.

The increase in management fee paid to the Sponsor for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was a result of higher average net assets. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets. Other than the management fee to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day to day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one year, or commitments regardless of the level of assets under management. The structure of the Fund and the nature of the expenses are such that as total net assets grow, there is a scalability of expenses that may allow the total expense ratio to be reduced. However, if total net assets for the Fund fall, the total expense ratio of the Fund will increase unless additional reductions are made by the Sponsor to the daily expense accruals. The Sponsor can elect to adjust the daily expense accruals at its discretion based on market conditions and other Fund considerations.

The decrease in total gross fees and other expenses excluding management fees for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was generally due to an increase in expenses paid on behalf of the Sponsor. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The increase in total brokerage commissions for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, was primarily due to an increase in contracts purchased, liquidated, and rolled.

For the nine months ended September 30, 2021, the Fund issued 3,500,000 shares as part of creation baskets and purchased 4,475,000 shares as part of redemption baskets. In total, the Fund issued 3,100,000 shares and purchased 925,000 shares for the nine months ended September 30, 2020.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to September 30, 2021 and serves to illustrate the relative changes of these components.

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

On September 30, 2021, the Fund held: 1) 108,297 shares of CORN with a fair value of $2,191,357; 2) 309,107 shares of WEAT with a fair value of $2,183,748; 3) 94,149 shares of SOYB with a fair value of $2,070,600; and 4) 219,042 shares of CANE with a fair value of $2,095,400. The weighting on September 30, 2021 was 26% to CORN, 26% to WEAT, 24% to SOYB and 24% to CANE.

	Quarter Ending	Quarter Ending	Quarter Ending
	September 30, 2021	September 30, 2020	June 30, 2021
Total Net Assets	$8,540,663	$1,153,104	$10,097,779
Shares Outstanding	325,002	62,502	387,502
Net Asset Value per share	$26.28	$18.45	$26.06
Closing Price	$26.32	$18.41	$26.05

Total net assets for the Fund increased year over year by 641%, driven by a combination of an increase in shares outstanding of 262,500 shares or 420% and an increase in the NAV per share of $7.83 or 42%. The net assets for the Fund decreased by 15% when comparing September 30, 2021 to June 30, 2021. Effective August 2, 2012 through April 9, 2018, the Fund was at 50,002 shares outstanding which represents a minimum number of shares and there could be no further redemptions until additional shares were created.

For the Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

	Three Months Ended	Three Months Ended
	September 30, 2021	September 30, 2020
Average daily total net assets	$9,279,111	$1,088,479
Net realized and unrealized gain on securities	$146,125	$105,685
Interest income earned on cash equivalents	$-	$-
Annualized interest yield based on average daily total net assets	0.00%	0.00%
Net Income	$141,915	$105,128
Weighted average share outstanding	356,931	62,638
Total gross fees and other expenses	$33,156	$3,341
Brokerage Commissions	$-	$-
Expenses waived by the Sponsor	$28,946	$2,784
Total expense ratio net of expenses waived by the Sponsor	0.18%	0.20%
Net investment loss	0.18%	0.20%
Creation of Shares	-	-
Redemption of Shares	62,500	-

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

The increase in total gross fees and other expenses for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was generally due to the increase in average net assets in the period. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

For the Nine months Ended September 30, 2021 Compared to the Nine months Ended September 30, 2020

	Nine Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2020
Average daily total net assets	$7,187,844	$1,252,946
Net realized and unrealized gain (loss) on securities	$1,226,469	$(114,046)
Interest income earned on cash equivalents	$5	$11
Annualized interest yield based on average daily total net assets	0.00%	0.00%
Net Income (Loss)	$1,216,367	$(115,875)
Weighted average share outstanding	288,326	70,851
Total gross fees and other expenses	$74,648	$35,127
Brokerage Commissions	$-	$1
Expenses waived by the Sponsor	$64,541	$33,287
Total expense ratio net of expenses waived by the Sponsor	0.19%	0.20%
Net investment loss	0.19%	0.20%
Creation of Shares	337,500	-
Redemption of Shares	87,500	12,500

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

The increase in total gross fees and other expenses for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was generally due to the increase in average net assets in the period. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to September 30, 2021 and serves to illustrate the relative changes of these components.

Market Outlook

The Corn Market

Corn is currently the most widely produced livestock feed grain in the United States. The two largest demands for the United States’ corn crop are livestock feed and ethanol production. Corn is also processed into food and industrial products, including starch, sweeteners, corn oil, beverages and industrial alcohol. The United States Department of Agriculture (“USDA”) publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide corn production and consumption, and for other grains such as soybeans and wheat which can be used in some cases as a substitute for corn. These reports are available on the USDA’s website, www.usda.gov, at no charge. The outlook provided below is from the October 12, 2021 USDA report.

The United States is the world’s leading producer and exporter of corn. For the Crop Year 2021-22, the United States Department of Agriculture (“USDA”) estimates that the U.S. will produce approximately 32% of all the corn globally, of which about 17% will be exported. For the Crop Year 2021-22, based on the October 12, 2021 USDA report, global consumption of 1,186 Million Metric Tons (MMT) is expected to be slightly lower than global production of 1,198 MMT. If the global demand of corn exceeds global supply, this may have a positive impact on the price of corn. Besides the United States, other principal world corn exporters include Argentina, Brazil and the former Soviet Union nations known as the FSU-12 which includes the Ukraine. Major importer nations include Mexico, Japan, the European Union (EU), South Korea, Egypt and parts of Southeast Asia. China’s production at 273 MMT is approximately 8% less than its domestic usage.

According to the USDA, global corn consumption has increased by 601% from crop year 1960/1961 to 2021/2022 as demonstrated by the graph below and is projected to continue to grow in upcoming years. Consumption growth is the result of a combination of many factors including: 1) global population growth, which, according to the U.S. Census Department, is estimated to increase by approximately 62 million people per year and reach 9.7 billion by 2050; 2) a growing global middle class which is increasing the demand for protein and meat-based products globally and most significantly in developing countries; and 3) global use of bio-fuels which is generally driven by government policy.

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

The price per bushel of corn in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to August 2021.

On October 12, 2021, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2021-22. The exhibit below provides a summary of historical and current information for United States corn production.

U.S. Corn Supply/Demand Balance
Marketing Year September - August
Million Bushels
											Oct. 12 Est.	20-21 to	Oct. 12 Est.	21-22 to
											USDA	19-20	USDA	20-21
Crop Year	10-11	11-12	12-13	13-14	14-15	15-16	16-17	17-18	18-19	19-20	20-21	% Change	21-22	% Change
Planted Acres	88.2	91.9	97.3	95.4	90.6	88.0	94.0	90.2	88.9	89.7	90.7	1%	93.3	3%
Harvested Acres	81.4	84.0	87.4	87.5	83.1	80.8	86.7	82.7	81.3	81.3	82.3	1%	85.1	3%
Difference	6.8	7.9	9.9	7.9	7.5	7.2	7.3	7.5	7.6	8.4	8.4	0%	8.2	-2%
Yield	152.8	147.2	123.1	158.1	171.0	168.4	174.6	176.6	176.4	167.5	171.4	2%	176.5	3%

Beginning Stocks	1,708	1,128	989	821	1,232	1,731	1,737	2,293	2,140	2,221	1,919	-14%	1,236	-36%
Production	12,447	12,360	10,755	13,829	14,216	13,602	15,148	14,609	14,340	13,620	14,111	4%	15,019	6%
Imports	28	29	160	36	32	68	57	36	28	42	24	-43%	25	4%
Total Supply	14,182	13,516	11,904	14,686	15,479	15,401	16,942	16,939	16,509	15,883	16,055	1%	16,280	1%

Feed	4,793	4,545	4,315	5,040	5,280	5,114	5,470	5,304	5,429	5,900	5,597	-5%	5,650	1%
Food/Seed/Industrial	6,428	6,439	6,038	6,493	6,601	6,648	6,885	7,057	6,793	6,286	6,469	3%	6,630	2%
Ethanol for Fuel(incld above)	5,021	5,011	4,641	5,124	5,200	5,224	5,432	5,605	5,378	4,857	5,032	4%	5,200	3%
Exports	1,834	1,543	730	1,920	1,867	1,901	2,294	2,438	2,066	1,777	2,753	55%	2,500	-9%
Total Usage	13,055	12,527	11,083	13,454	13,748	13,664	14,650	14,798	14,288	13,963	14,819	6%	14,780	0%

Ending Stocks (Inventory)	1,128	989	821	1,232	1,731	1,737	2,293	2,140	2,221	1,919	1,236	-36%	1,500	21%

Stocks/Use Ratio	9%	8%	7%	9%	13%	13%	16%	14%	16%	14%	8%	-39%	10%	22%
farm Price ($/bushel)	$5.18	$6.22	$6.89	$4.46	$3.70	$3.61	$3.36	$3.36	$3.61	$3.56	$4.53		$5.45

Calculations:
Demand per day (incld expt)¹	35.8	34.3	30.4	36.9	37.7	37.4	40.1	40.5	39.1	38.3	40.6	6%	40.5	0%
Carry-out days supply	31.5	28.8	27.0	33.4	46.0	46.4	57.1	52.8	56.7	50.2	30.4	-39%	37.0	22%
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

The Soybean Market

Global soybean production is concentrated in the U.S., Brazil, Argentina and China. The United States Department of Agriculture (“USDA”) has estimated that, for the Crop Year 2021-22, the United States will produce approximately 121 MMT of soybeans or approximately 31% of estimated world production, with Brazil production at 144 MMT. Argentina is projected to produce about 51 MMT. For the Crop Year 2021-22, based on the October 12, 2021 USDA report, global consumption of 377 MMT is estimated slightly lower than global production of 385 MMT. If the global demand of soybeans exceeds global supply, this may have a positive impact on the price of soybeans. The USDA publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide soybean production and consumption. These reports are available on the USDA’s website, www.usda.gov, at no charge. The outlook provided below is from the October 12, 2021 USDA report.

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

The price per bushel of soybeans in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to August 2021.

On October 12, 2021, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2021-22. The exhibit below provides a summary of historical and current information for United States soybean production.

U.S. Soybean Supply/Demand Balance
Marketing Year September - August
Million Bushels
											Oct. 12 Est.	20-21 to	Oct. 12 Est.	21-22 to
											USDA	19-20	USDA	20-21
Crop Year	10-11	11-12	12-13	13-14	14-15	15-16	16-17	17-18	18-19	19-20	20-21	% Change	21-22	% Change
Planted Acres	77.4	75.0	77.2	76.8	83.3	82.7	83.5	90.2	89.2	76.1	83.4	10%	87.2	5%
Harvested Acres	76.6	73.8	76.1	76.3	82.6	81.7	82.7	89.5	87.6	74.9	82.6	10%	86.4	5%
Difference	0.8	1.2	1.0	0.5	0.7	1.0	0.8	0.7	1.6	1.2	0.8	-33%	0.8	0%
Yield	43.5	41.9	40.0	44.0	47.5	48.0	51.9	49.3	50.6	47.4	51.0	8%	51.5	1%

Beginning Stocks	151	215	169	141	92	191	197	302	438	909	525	-42%	256	-51%
Production	3,329	3,094	3,042	3,358	3,927	3,926	4,296	4,412	4,428	3,552	4,216	19%	4,448	6%
Imports	14	16	41	72	33	24	22	22	14	15	20	33%	15	-25%
Total Supply	3,495	3,325	3,252	3,570	4,052	4,140	4,516	4,735	4,880	4,476	4,761	6%	4,719	-1%

Crushings	1,648	1,703	1,689	1,734	1,873	1,886	1,901	2,055	2,092	2,165	2,141	-1%	2,190	2%
Seed, Feed and Residual	131	89	105	107	146	115	147	109	127	108	98	-9%	119	21%
Exports	1,501	1,365	1,317	1,638	1,842	1,942	2,166	2,134	1,752	1,679	2,265	35%	2,090	-8%
Total Usage	3,280	3,155	3,111	3,478	3,862	3,944	4,214	4,297	3,971	3,952	4,505	14%	4,399	-2%

Ending Stocks (Inventory)	215	169	141	92	191	197	302	438	909	525	256	-51%	320	25%

Stocks/Use Ratio	6.6%	5.4%	4.5%	2.6%	4.9%	5.0%	7.2%	10.2%	22.9%	13.3%	6%	-57%	7.3%	28%
farm Price ($/bushel)	$11.30	$12.50	$14.40	$13.00	$10.10	$8.95	$9.47	$9.33	$8.48	$8.57	$10.80		$12.35

Calculations:
Demand per day (incld expt)¹	9.0	8.6	8.5	9.5	10.6	10.8	11.5	11.8	10.9	10.8	12.3	14%	12.1	-2%
Carry-out days supply	23.9	19.6	16.6	9.7	18.1	18.2	26.2	37.2	83.6	48.5	20.7	-57%	26.6	28%
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

The Wheat Market

Wheat is used to produce flour, the key ingredient for breads, pasta, crackers and many other food products, as well as several industrial products such as starches and adhesives. Wheat by-products are used in livestock feeds. Wheat is the principal food grain produced in the United States, and the United States’ output of wheat is typically exceeded only by that of China, the European Union, the former Soviet nations, known as the FSU-12, including the Ukraine, and India. The United States Department of Agriculture (“USDA”) estimates that for 2021-22, the principal global producers of wheat will be the EU, Russia, Ukraine, China, India, the United States, Australia and Canada. The U.S. generates approximately 6% of the global production, with approximately 53% of that being exported. For the Crop year 2021-22, based on the October 12, 2021 USDA report, global consumption of 787 MMT is estimated to be slightly higher than production of 776 MMT. If the global demand of wheat exceeds global supply, this may have a positive impact on the price of wheat. The USDA publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide wheat production and consumption. These reports are available on the USDA’s website, www.usda.gov, at no charge.

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

The price per bushel of wheat in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to August 2021.

On October 12, 2021, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2021-22. The exhibit below provides a summary of historical and current information for United States wheat production.

U.S. Wheat Supply/Demand Balance
Marketing Year June - May
Million Bushels
											Oct. 12 Est.	20-21 to	Oct. 12 Est.	21-22 to
											USDA	19-20	USDA	20-21
Crop Year	10-11	11-12	12-13	13-14	14-15	15-16	16-17	17-18	18-19	19-20	20-21	% Change	21-22	% Change
Planted Acres	53.6	54.4	55.3	56.2	56.8	55.0	50.1	46.1	47.8	45.5	44.5	-2%	46.7	5%
Harvested Acres	47.6	45.7	48.8	45.3	46.4	47.3	43.8	37.6	39.6	37.4	36.8	-2%	37.2	1%
Difference	6.0	8.7	6.5	10.9	10.4	7.7	6.3	8.5	8.2	8.1	7.7	-5%	9.5	23%
Yield	46.3	43.7	46.2	47.1	43.7	43.6	52.7	46.4	47.6	51.7	49.7	-4%	44.3	-11%

Beginning Stocks	976	862	743	718	590	752	976	1,181	1,099	1,080	1,028	-5%	845	-18%
Production	2,207	1,999	2,252	2,135	2,026	2,062	2,309	1,741	1,885	1,932	1,828	-5%	1,646	-10%
Imports	97	112	123	173	151	113	118	158	135	104	100	-4%	125	25%
Total Supply	3,279	2,974	3,118	3,026	2,768	2,927	3,402	3,080	3,119	3,116	2,957	-5%	2,616	-12%

Food	926	941	951	955	958	957	949	964	954	962	961	0%	964	0%
Seed	71	76	73	77	79	67	61	63	59	60	64	7%	62	-3%
Feed and residual	132	164	364	228	114	149	160	47	88	97	95	-2%	135	42%
Exports	1,289	1,050	1,012	1,176	864	778	1,051	906	937	969	992	2%	875	-12%
Total Usage	2,417	2,231	2,400	2,436	2,015	1,951	2,222	1,981	2,039	2,087	2,111	1%	2,036	-4%

Ending Stocks (Inventory)	862	743	718	590	752	976	1,181	1,099	1,080	1,028	845	-18%	580	-31%

Stocks/Use Ratio	35.7%	33.3%	29.7%	24.2%	37.3%	50.0%	53.2%	55.5%	53.0%	49.3%	40.0%	-19%	28.5%	-29%
farm Price ($/bushel)	$5.70	$7.24	$7.77	$6.87	$5.99	$4.89	$3.89	$4.72	$5.16	$4.58	$5.05		$6.70

Calculations:
Demand per day (incld expt)¹	6.6	6.1	6.6	6.7	5.5	5.3	6.1	5.4	5.6	5.7	5.8	1%	5.6	-4%
Carry-out days supply	130.2	121.6	108.6	88.4	136.2	182.6	194.0	202.5	193.3	179.8	146.1	-19%	104.0	-29%
¹ in millions of bushels per day

Calculating the Net Asset Value

The NAV of each Fund is calculated by:

•	taking the current market value of its total assets, and
•	subtracting any liabilities.

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

142

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

143

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

The Funds generate cash primarily from (i) the sale of Creation Baskets and (ii) interest earned on cash and cash equivalents. Generally, all of the net assets of the Funds are allocated to trading in Commodity Interests. Most of the assets of the Funds are held in cash and/or cash equivalents. The percentage that such assets bear to the total net assets will vary from period to period as the market values of the Commodity Interests change. Interest earned on interest-bearing assets of a Fund are paid to that Fund. Due to the continued economic uncertainty of the COVID-19 virus, the Sponsor has experienced a significant decrease in interest rates, and as such the Funds may experience a higher breakeven year over year.

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

Off Balance Sheet Financing

As of September 30, 2021, neither the Trust nor any of the Funds has any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Funds. While the exposure of each Fund under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial positions of each Fund.

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

Benchmark Performance

Investing in Commodity Interests subjects the Funds to the risks of the underlying commodity market, and this could result in substantial fluctuations in the price of each Fund’s Shares. Unlike mutual funds, the Funds currently are not expected to distribute dividends to Shareholders. Although this could change if interest rates continue to rise, and the assets of the Funds increase. Investors may choose to use the Funds as a means of investing indirectly in the underlying commodity, and there are risks involved in such investments. Investors may choose to use the Funds as vehicles to hedge against the risk of loss, and there are risks involved in hedging activities.

During the period from January 1, 2021 through September 30, 2021 the average daily change in the NAV of each Fund was within plus/minus 10 percent of the average daily change in the Benchmark of each Fund, as stated in the applicable prospectus for each Fund.

Frequency Distribution of Premiums and Discounts: NAV versus the 4pm Bid/Ask Midpoint on the NYSE Arca.

CORN Bid / Ask Midpoint in Relation to NAV
Premium / Discount Range (Basis Points)	Number of Trading Days in the Quarter
	10/01 to 12/31/2020	01/01 to 03/31/2021	04/01 to 06/30/2021	07/01 to 09/30/2021
<-200	0	0	0	0
-100 to -199	0	0	0	0
-50 to -99	1	0	1	2
-1 to -49	54	44	36	38
0	0	1	2	1
1 to 49	9	15	24	23
50 to 99	0	0	0	0
100 to 199	0	1	0	0
>200	0	0	0	0
Total	64	61	63	64

The performance data above for the Teucrium Corn Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

SOYB Bid / Ask Midpoint in Relation to NAV
Premium / Discount Range (Basis Points)	Number of Trading Days in the Quarter
	10/01 to 12/31/2020	01/01 to 03/31/2021	04/01 to 06/30/2021	07/01 to 09/30/2021
<-200	0	0	0	0
-100 to -199	0	0	0	0
-50 to -99	0	0	0	0
-1 to -49	46	32	39	39
0	1	1	5	4
1 to 49	17	27	19	21
50 to 99	0	1	0	0
100 to 199	0	0	0	0
>200	0	0	0	0
Total	64	61	63	64

The performance data above for the Teucrium Soybean Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

CANE Bid / Ask Midpoint in Relation to NAV
Premium / Discount Range (Basis Points)	Number of Trading Days in the Quarter
	10/01 to 12/31/2020	01/01 to 03/31/2021	04/01 to 06/30/2021	07/01 to 09/30/2021
<-200	0	0	0	0
-100 to -199	1	0	0	0
-50 to -99	5	3	4	3
-1 to -49	40	24	29	31
0	2	1	3	0
1 to 49	15	29	26	29
50 to 99	1	4	1	1
100 to 199	0	0	0	0
>200	0	0	0	0
Total	64	61	63	64

The performance data above for the Teucrium Sugar Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

WEAT Bid / Ask Midpoint in Relation to NAV
Premium / Discount Range (Basis Points)	Number of Trading Days in the Quarter
	10/01 to 12/31/2020	01/01 to 03/31/2021	04/01 to 06/30/2021	07/01 to 09/30/2021
<-200	0	0	0	0
-100 to -199	0	0	0	0
-50 to -99	2	1	1	2
-1 to -49	45	39	34	43
0	1	0	3	1
1 to 49	16	21	25	18
50 to 99	0	0	0	0
100 to 199	0	0	0	0
>200	0	0	0	0
Total	64	61	63	64

The performance data above for the Teucrium Wheat Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

TAGS Bid / Ask Midpoint in Relation to NAV
Premium / Discount Range (Basis Points)	Number of Trading Days in the Quarter
	10/01 to 12/31/2020	01/01 to 03/31/2021	04/01 to 06/30/2021	07/01 to 09/30/2021
<-200	1	0	0	0
-100 to -199	4	0	0	0
-50 to -99	2	0	0	3
-1 to -49	7	6	26	39
0	1	0	2	3
1 to 49	14	30	33	19
50 to 99	12	13	2	0
100 to 199	13	11	0	0
>200	10	1	0	0
Total	64	61	63	64

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

The tables below present a quantitative analysis of hypothetical impact of price decreases and increases in each of the commodity futures contracts held by each of the Funds, or the Underlying Funds in the case of TAGS, on the actual holdings and NAV per share as of September 30, 2021. For purposes of this analysis, all futures contracts held by the Funds and the Underlying Funds are assumed to change by the same percentage. In addition, the cash held by the Funds and any management fees paid to the Sponsor are assumed to remain constant and not impact the NAV per share. There may be very slight and immaterial differences, due to rounding, in the tables presented below.

CORN:

	September 30, 2021 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of September 30, 2021	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Corn Futures MAR22	1,544	$5.4450	$42,035,400	$37,831,860	$35,730,090	$33,628,320	$46,238,940	$48,340,710	$50,442,480
CBOT Corn Futures MAY22	1,312	$5.4900	$36,014,400	$32,412,960	$30,612,240	$28,811,520	$39,615,840	$41,416,560	$43,217,280
CBOT Corn Futures DEC22	1,624	$5.2275	$42,447,300	$38,202,570	$36,080,205	$33,957,840	$46,692,030	$48,814,395	$50,936,760
Total CBOT Corn Futures			$120,497,100	$108,447,390	$102,422,535	$96,397,680	$132,546,810	$138,571,665	$144,596,520

Shares outstanding			5,950,004	5,950,004	5,950,004	5,950,004	5,950,004	5,950,004	5,950,004

Net Asset Value per Share attributable directly to CBOT Corn Futures			$20.25	$18.23	$17.21	$16.20	$22.28	$23.29	$24.30
Total Net Asset Value per Share as reported			$20.23
Change in the Net Asset Value per Share				$(2.03)	$(3.04)	$(4.05)	$2.03	$3.04	$4.05

Percent Change in the Net Asset Value per Share				-10.01%	-15.01%	-20.02%	10.01%	15.01%	20.02%

SOYB:

	September 30, 2021 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of September 30, 2021	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Soybean Futures JAN22	261	$12.6550	$16,514,775	$14,863,298	$14,037,559	$13,211,820	$18,166,253	$18,991,991	$19,817,730
CBOT Soybean Futures MAR22	222	$12.7200	$14,119,200	$12,707,280	$12,001,320	$11,295,360	$15,531,120	$16,237,080	$16,943,040
CBOT Soybean Futures NOV22	268	$12.4375	$16,666,250	$14,999,625	$14,166,313	$13,333,000	$18,332,875	$19,166,188	$19,999,500
Total CBOT Soybean Futures			$47,300,225	$42,570,203	$40,205,192	$37,840,180	$52,030,248	$54,395,259	$56,760,270

Shares outstanding			2,150,004	2,150,004	2,150,004	2,150,004	2,150,004	2,150,004	2,150,004

Net Asset Value per Share attributable directly to CBOT Soybean Futures			$22.00	$19.80	$18.70	$17.60	$24.20	$25.30	$26.40
Total Net Asset Value per Share as reported			$21.99
Change in the Net Asset Value per Share				$(2.20)	$(3.30)	$(4.40)	$2.20	$3.30	$4.40

Percent Change in the Net Asset Value per Share				-10.00%	-15.00%	-20.01%	10.00%	15.00%	20.01%

CANE:

	September 30, 2021 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of September 30, 2021	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
ICE #11 Sugar Futures MAY22	414	$0.1976	$9,162,317	$8,246,085	$7,787,969	$7,329,854	$10,078,549	$10,536,665	$10,994,780
ICE #11 Sugar Futures JUL22	368	$0.1907	$7,859,891	$7,073,902	$6,680,907	$6,287,913	$8,645,880	$9,038,875	$9,431,869
ICE #11 Sugar Futures MAR23	439	$0.1844	$9,066,579	$8,159,921	$7,706,592	$7,253,263	$9,973,237	$10,426,566	$10,879,895
Total ICE #11 Sugar Futures			$26,088,787	$23,479,908	$22,175,468	$20,871,030	$28,697,666	$30,002,106	$31,306,544

Shares outstanding			2,725,004	2,725,004	2,725,004	2,725,004	2,725,004	2,725,004	2,725,004

Net Asset Value per Share attributable directly to ICE #11 Sugar Futures			$9.57	$8.62	$8.14	$7.66	$10.53	$11.01	$11.49
Total Net Asset Value per Share as reported			$9.57
Change in the Net Asset Value per Share				$(0.96)	$(1.44)	$(1.91)	$0.96	$1.44	$1.91

Percent Change in the Net Asset Value per Share				-10.01%	-15.01%	-20.02%	10.01%	15.01%	20.02%

WEAT:

	September 30, 2021 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of September 30, 2021	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Wheat Futures MAR22	695	$7.3650	$25,593,375	$23,034,038	$21,754,369	$20,474,700	$28,152,713	$29,432,381	$30,712,050
CBOT Wheat Futures MAY22	593	$7.3950	$21,926,175	$19,733,558	$18,637,249	$17,540,940	$24,118,793	$25,215,101	$26,311,410
CBOT Wheat Futures DEC22	708	$7.2850	$25,788,900	$23,210,010	$21,920,565	$20,631,120	$28,367,790	$29,657,235	$30,946,680
Total CBOT Wheat Futures			$73,308,450	$65,977,606	$62,312,183	$58,646,760	$80,639,296	$84,304,717	$87,970,140

Shares outstanding			10,375,004	10,375,004	10,375,004	10,375,004	10,375,004	10,375,004	10,375,004

Net Asset Value per Share attributable directly to CBOT Wheat Futures			$7.07	$6.36	$6.01	$5.65	$7.77	$8.13	$8.48
Total Net Asset Value per Share as reported			$7.06
Change in the Net Asset Value per Share				$(0.71)	$(1.06)	$(1.41)	$0.71	$1.06	$1.41

Percent Change in the Net Asset Value per Share				-10.00%	-15.00%	-20.00%	10.00%	15.00%	20.00%

TAGS:

	September 30, 2021 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of September 30, 2021	Number of Shares Held	Closing NAV	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value
Teucrium Corn Fund	108,297	$20.2347	$2,191,357	$1,972,221	$1,862,653	$1,753,086	$2,410,493	$2,520,061	$2,629,628
Teucrium Soybean Fund	94,149	$21.9928	$2,070,600	$1,863,540	$1,760,010	$1,656,480	$2,277,660	$2,381,190	$2,484,720
Teucrium Sugar Fund	219,042	$9.5662	$2,095,400	$1,885,860	$1,781,090	$1,676,320	$2,304,940	$2,409,710	$2,514,480
Teucrium Wheat Fund	309,107	$7.0647	$2,183,748	$1,965,373	$1,856,186	$1,746,998	$2,402,123	$2,511,310	$2,620,498
Total value of shares of the Underlying Funds			$8,541,105	$7,686,994	$7,259,939	$6,832,884	$9,395,216	$9,822,271	$10,249,326

Shares outstanding			325,002	325,002	325,002	325,002	325,002	325,002	325,002

Net Asset Value per Share attributable directly to shares of the Underlying Funds			$26.28	$23.65	$22.34	$21.02	$28.91	$30.22	$31.54
Total Net Asset Value per Share as reported			$26.28
Change in the Net Asset Value per Share				$(2.63)	$(3.94)	$(5.26)	$2.63	$3.94	$5.26

Percent Change in the Net Asset Value per Share				-10.00%	-15.00%	-20.00%	10.00%	15.00%	20.00%

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Litigation and Claims

On November 30, 2020, certain officers and members of Teucrium Trading, LLC (the “Sponsor”), along with the Sponsor, filed a Verified Complaint (as amended through the Amended Verified Complaint filed on February 18, 2021) (the “Gilbertie complaint”) in the Delaware Court of Chancery, C.A. No. 2020-1018-AGB. The Gilbertie complaint asserts various claims against Dale Riker, the Sponsor’s former Chief Executive Officer and Barbara Riker, the Sponsor’s former Chief Financial Officer and Chief Compliance Officer. Sal Gilbertie v. Dale Riker, et al., C.A. No. 2020-1018-AGB (Del. Ch.) (the “Gilbertie case”)

Among other things, the Gilbertie complaint responded to and addressed certain allegations that Mr. Riker had made in a draft complaint that he threatened to file (and subsequently did file) in New York Supreme Court. See Dale Riker v. Sal Gilbertie, et al., No. 656794-2020 (N.Y. Sup. Ct.). On April 22, 2021, the Supreme Court of the State of New York, New York County dismissed Mr. Riker’s case without prejudice to the case being refiled after the conclusion of the Gilbertie case in Delaware Chancery Court. See Dale Riker, et al. v. Teucrium Trading, LLC et al, Decision + Order on Motions, No. 6567943-2020 (N.Y. Sup. Ct) (Apr. 22, 2021).

The Gilbertie complaint asserts claims for a declaration concerning the effects of the final order and judgment in an earlier books and records action; for a declaration concerning Mr. Riker’s allegation that Mr. Gilbertie had entered into an agreement to purchase Mr. Riker’s equity in the Sponsor; for an order compelling the return of property from Mr. Riker; for a declaration concerning Mr. Riker’s allegations that the Sponsor and certain of the plaintiffs had improperly removed him as an officer and caused purportedly false financial information to be published; for breach of Ms. Riker’s separation agreement with the Sponsor; for tortious interference by Mr. Riker with Ms. Riker’s separation agreement; for a declaration concerning the releases that had been provided to Ms. Riker through her separation agreement; for breach of the Sponsor’s Operating Agreement by Mr. Riker; and for breach of fiduciary duty by Mr. Riker.

On June 29, 2021, Dale Riker, individually and derivatively on behalf of the Sponsor, filed a new suit in the Court of Chancery of the State of Delaware against the Sponsor’s officers and certain of the Sponsor’s Class A Members. See Dale Riker v. Salvatore Gilbertie et al., C.A. No. 2021-0561-LWW. (the “Riker case”). On September 7, 2021, Dale Riker and Barbara Riker filed their answers to the Gilbertie complaint. As a result of the Court having ordered the consolidation of the Gilbertie case and Riker case, the claims in the Riker case were re-filed as counterclaims in the Gilbertie case, which accompanied the Rikers’ answers. The now-consolidated Gilbertie case and the Riker case is captioned Sal Gilbertie, Cory Mullen-Rusin, Steve Kahler, Carl Miller III, and Teucrium Trading LLC v. Dale Riker and Barbara Riker, C.A. No. 2020-1018-LWW.

Through their counterclaims, the Rikers assert direct and derivative claims for breach of fiduciary duty, breach of contract, declaratory relief, specific performance, unjust enrichment, fraud, and conspiracy to commit fraud. The Sponsor intends to pursue its claims and defend vigorously against the Rikers’ counterclaims in Delaware.

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

From June 9, 2010 (the commencement of operations) through September 30, 2021, 36,325,000 Shares of the Fund were sold at an aggregate offering price of $776,379,687 The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund from June 9, 2010 (the commencement of operations) through September 30, 2021 in an amount equal to $1,105,502, resulting in net offering proceeds of $775,274,185. The offering proceeds were invested in corn futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Teucrium Soybean Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-167590	10,000,000	June 13, 2011
2	333-196210	-	June 30, 2014
3	333-217247	-	May 1, 2017
4	333-223940	5,000,000	April 30, 2018
5	333-241569	15,000,000	August 24, 2020

From September 19, 2011 (the commencement of the offering) through September 30, 2021, 13,950,000 Shares of the Fund were sold at an aggregate offering price of $233,489,419. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through September 30, 2021 in an amount equal to $222,699, resulting in net offering proceeds of $233,266,720. The offering proceeds were invested in soybean futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Teucrium Sugar Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-167585	10,000,000	June 13, 2011
2	333-196211	-	June 30, 2014
3	333-217248	-	May 1, 2017
4	333-223941	5,000,000	April 30, 2018
5	333-248545	15,000,000	October 2, 2020

From September 19, 2011 (the commencement of the offering) through September 30, 2021, 8,300,00 Shares of the Fund were sold at an aggregate offering price of $72,146,174. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through September 30, 2021 in an amount equal to $88,461, resulting in net offering proceeds of $72,057,712. The offering proceeds were invested in sugar futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Teucrium Wheat Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-167591	10,000,000	June 13, 2011
2	333-196209	-	June 30, 2014
3	333-212481	25,050,000	July 15, 2016
4	333-230623	30,000,000	April 29, 2019

From September 19, 2011 (the commencement of the offering) through September 30, 2021, 29,900,000 Shares of the Fund were sold at an aggregate offering price of $231,831,667. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through September 30, 2021 in an amount equal to $387,164, resulting in net offering proceeds of $231,444,503. The offering proceeds were invested in wheat futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Teucrium Agricultural Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-173691	5,000,000	February 10, 2012
2	333-201953	-	April 30, 2015
3	333-223943	-	April 30, 2018
4	333-254650	-	April 30, 2021

From March 28, 2012 (the commencement of the offering) through September 30, 2021, 725,000 Shares of the Fund were sold at an aggregate offering price of $26,528,810. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through September 30, 2021 in an amount equal to $13,989, resulting in net offering proceeds of $26,514,821. The offering proceeds were invested in Shares of the Underlying Funds and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Issuer Purchases of CORN Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2021	1,950,000	$19.69	N/A	N/A
August 1 to August 31, 2021	475,000	$20.17	N/A	N/A
September 1 to September 30, 2021	275,000	$19.49	N/A	N/A
Total	2,700,000	$19.76

January 1 to September 30, 2021	6,725,000	$19.15	N/A	N/A

Issuer Purchases of CANE Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2021	-	$-	N/A	N/A
August 1 to August 31, 2021	400,000	$9.36	N/A	N/A
September 1 to September 30, 2021	50,000	$9.44	N/A	N/A
Total	450,000	$9.37

January 1 to September 30, 2021	625,000	$8.74	N/A	N/A

Issuer Purchases of WEAT Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2021	1,425,000	$6.78	N/A	N/A
August 1 to August 31, 2021	850,000	$7.10	N/A	N/A
September 1 to September 30, 2021	300,000	$6.88	N/A	N/A
Total	2,575,000	$6.90

January 1 to September 30, 2021	4,475,000	$6.70	N/A	N/A

Issuer Purchases of SOYB Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2021	475,000	$23.62	N/A	N/A
August 1 to August 31, 2021	50,000	$22.99	N/A	N/A
September 1 to September 30, 2021	450,000	$22.28	N/A	N/A
Total	975,000	$22.97

January 1 to September 30, 2021	3,475,000	$21.99	N/A	N/A

Issuer Purchases of TAGS Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2021	-	$-	N/A	N/A
August 1 to August 31, 2021	62,500	$27.18	N/A	N/A
September 1 to September 30, 2021	-	$-	N/A	N/A
Total	62,500	$27.18

January 1 to September 30, 2021	87,500	$25.91	N/A	N/A

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

Date: November 9, 2021

Teucrium Commodity Trust (Registrant)

By:	Teucrium Trading, LLC
its Sponsor

By:	/s/ Sal Gilbertie
Name:	Sal Gilbertie
Chief Executive Officer

Date: November 9, 2021

