Form 10-K
period 2021-12-31
Teucrium Commodity Trust
filed 2022-03-16
CIK 1471824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the units of each series of the registrant held by non-affiliates as of June 30, 2021 are included in the table below:

	Aggregate Market Value of Each Funds’ Shares Held	Total Number of Outstanding
	by Non-Affiliates as of June 30, 2021	Shares as of March 15, 2022

Teucrium Corn Fund	$176,836,750	7,850,004

Teucrium Sugar Fund	22,074,000	2,550,004

Teucrium Soybean Fund	70,507,500	2,450,004

Teucrium Wheat Fund	86,317,500	32,700,004

Teucrium Agricultural Fund	10,094,375	900,002

Total	$365,830,125

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

2

PART I

Item 1. Business

The Trust and the Funds

Teucrium Commodity Trust (“Trust”), a Delaware statutory trust organized on September 11, 2009, is a series trust consisting of five series: Teucrium Corn Fund (“CORN”), Teucrium Sugar Fund (“CANE”), Teucrium Soybean Fund (“SOYB”), Teucrium Wheat Fund (“WEAT”), and Teucrium Agricultural Fund (“TAGS”). All of the series of the Trust are collectively referred to as the “Funds” and singularly as the “Fund.” Each Fund is a commodity pool that is a series of the Trust. The Funds issue common units, called “Shares,” representing fractional undivided beneficial interests in a Fund. The Trust and the Fund operate pursuant to the Trust’s Fifth Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”), dated April 26, 2019. The Trust Agreement may be found on the SEC’s EDGAR filing database at:  https://www.sec.gov/Archives/edgar/data/1471824/000165495419004852/ex31.htm .

The Sponsor filed a registration statement on Form S-1 with the Securities and Exchange Commission for a proposed initial public offering of the Shares of the Teucrium Bitcoin Fund within addition to its currently registered ETFs, Teucrium has applied for listing of the Teucrium Bitcoin Futures Fund with the New York Stock Exchange Arca under the symbol “BCFU.”

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

Each Benchmark is rebalanced periodically to ensure that each of the Benchmark Component Futures Contracts is weighted in the same proportion as in the investment objective for each Fund. The following tables reflect the December 31, 2021, Benchmark Component Futures Contracts weights for each of the Funds. The contract held is identified by the generally accepted nomenclature of contract month and year, which may differ from the month in which the contract expires:

CORN Benchmark Component Futures Contracts	Notional Value	Weight (%)
CBOT Corn Futures (1,418 contracts, MAY22)	$42,185,500	35%
CBOT Corn Futures (1,218 contracts, JUL22)	36,144,150	30
CBOT Corn Futures (1,558 contracts, DEC22)	42,533,400	35

Total at December 31, 2021	$120,863,050	100%

SOYB Benchmark Component Futures Contracts	Notional Value	Weight (%)
CBOT Soybean Futures (234 contracts, MAR22)	$15,669,225	35%
CBOT Soybean Futures (199 contracts, MAY22)	13,422,550	30
CBOT Soybean Futures (250 contracts, NOV22)	15,865,625	35

Total at December 31, 2021	$44,957,400	100%

CANE Benchmark Component Futures Contracts	Notional Value	Weight (%)
ICE Sugar Futures (381 contracts, MAY22)	$7,936,992	35%
ICE Sugar Futures (331 contracts, JUL22)	6,817,541	30
ICE Sugar Futures (392 contracts, MAR23)	8,091,507	35

Total at December 31, 2021	$22,846,040	100%

WEAT Benchmark Component Futures Contracts	Notional Value	Weight (%)
CBOT Wheat Futures (687 contracts, MAY22)	$26,595,488	35%
CBOT Wheat Futures (593 contracts, JUL22)	22,667,425	30
CBOT Wheat Futures (686 contracts, DEC22)	26,411,000	35

Total at December 31, 2021	$75,673,913	100%

TAGS Benchmark Component Futures Contracts	Notional Value	Weight (%)
Shares of Teucrium Corn Fund	$3,537,560	25%
Shares of Teucrium Soybean Fund	3,538,006	25
Shares of Teucrium Wheat Fund	3,510,575	25
Shares of Teucrium Sugar Fund	3,591,878	25

Total at December 31, 2021	$14,178,019	100%

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

The Funds seek to earn interest and other income (“interest income”) from cash equivalents that it purchases and, on the cash it holds through the Custodian or other financial institutions. The Sponsor anticipates that the interest income will increase the NAV of each Fund. The Funds apply the interest income to the acquisition of additional investments or use it to pay its expenses. If the Fund reinvests the earned interest income, it makes investments that are consistent with its investment objectives as disclosed. Any cash equivalent invested by a Fund will have original maturity dates of three months or less at inception. Any cash equivalent invested by a Fund will be deemed by the Sponsor to be of investment grade quality. As of December 31, 2021, available cash balances in each of the Funds were invested in the First American Government Obligations Fund - Class X, in the Goldman Sachs Financial Square Government Fund – Institutional Class, in demand deposits at Capital One, and in commercial paper with maturities of ninety days or less. Additionally, the CORN, SOYB, CANE and WEAT Funds may invest a portion of the amount of funds required to be deposited with the FCM as initial margin in U.S. Treasury obligations with time to maturity of 90 days or less. The obligations are purchased and held in the respective Fund accounts through the FCM.

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

Market Outlook

General

Commodities in general are primarily priced and traded in US Dollars.  As such global trade can be influenced by relative currency valuations, which are largely dependent on a nation’s fiscal strength, monetary policy, and general economic health.  Furthermore, US fiscal and monetary policy is of particular importance given that commodities are largely priced in US Dollars.  Interest rates, money supply, fiscal spending (including deficit spending), and tax policy can all have an impact on the relative value of the US Dollar.

In addition to measuring US dollar strength relative to international currencies, market participants also pay close attention to US dollar strength relative to consumer goods.  The Consumer Price Index (CPI), and the Personal Consumption Expenditures Index (PCE), are two popular indexes measuring the changes in costs of consumer goods priced in US dollars.  Higher CPI and PCE levels signal inflation, whereas lower CPI and PCE levels suggest deflation.  Higher inflation expectations may result in increased investor demand for commodities.

The Corn Market

Corn is currently the most widely produced livestock feed grain in the United States. The two largest demands of the United States’ corn crop are used in livestock feed and ethanol production. Corn is also processed into food and industrial products, including starch, sweeteners, corn oil, beverages and industrial alcohol. The United States Department of Agriculture (“USDA”) publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide corn production and consumption, and for other grains such as soybeans and wheat which can be used in some cases as a substitute for corn. These reports are available on the USDA’s website, www.usda.gov, at no charge. The outlook provided below is from the January 12, 2022 USDA report.

The United States is the world’s leading producer and exporter of corn. For the Crop Year 2021-22, the United States Department of Agriculture (“USDA”) estimates that the U.S. will produce approximately 32% of all the corn globally, of which about 16% will be exported. For 2021-2022, based on the January 12, 2022 USDA reports, global consumption of 1,196 Million Metric Tons (MMT) is expected to be slightly lower than global production of 1,207 MMT. If the global demand for corn is not equal to global supply, this may have an impact on the price of corn. Besides the United States, other principal world corn exporters include Argentina, Brazil, Russia, South Africa and Ukraine. Major import nations include Mexico, Japan, the European Union (EU), South Korea, Egypt and parts of Southeast Asia. China’s production at 273 MMT is approximately 8% less than its domestic usage.

According to the USDA, global corn consumption has increased just over 607% from crop year 1960/1961 to 2021/2022 as demonstrated by the graph below and is projected to continue to grow in coming years. Consumption growth is the result of a combination of many factors including: 1) global population growth, which, according to the U.S. Census Department, is estimated to reach 9.7 billion by 2050; 2) a growing global middle class which is increasing the demand for protein and meat-based products globally and most significantly in developing countries; and 3) increased use of biofuels, including ethanol in the United States.

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

The price per bushel of corn in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to November 2021.

On January 12, 2022, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2021-22. The exhibit below provides a summary of historical and current information for United States corn production.

Standard Corn Futures Contracts trade on the CBOT in units of 5,000 bushels, although 1,000 bushels “mini-corn” Corn Futures Contracts also trade. Three grades of corn are deliverable under CBOT Corn Futures Contracts: Number 1 yellow, which may be delivered at 1.5 cents over the contract price; Number 2 yellow, which may be delivered at the contract price; and Number 3 yellow, which may be delivered at 1.5 cents under the contract price for all contract months prior to March 2022 or may be delivered between 2 and 4 cents per bushel under the contract price for all contract months commencing with March 2022 and beyond. There are five months each year in which CBOT Corn Futures Contracts expire: March, May, July, September and December.

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

The Soybean Market

Global soybean production is concentrated in the U.S., Brazil, Argentina and China. The United States Department of Agriculture (“USDA”) has estimated that, for the Crop Year 2021-22, the United States will produce approximately 121 MMT of soybeans or approximately 32% of estimated world production, with Brazil production at 139 MMT. Argentina is projected to produce about 47 MMT. For 2021-22, based on the January 12, 2022 USDA report, global consumption of 375 MMT is estimated slightly higher than global production of 373 MMT. If the global demand for soybeans is not equal to global supply, this may have an impact on the price of soybeans. Global soybean consumption may fluctuate year over year due to any number of reasons which may include, but is not limited to, economic conditions, global health concerns, international trade policy. Soybeans are a staple commodity used pervasively across the globe so that any contractions in consumption may only be temporary as has historically been the case. The USDA publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide soybean production and consumption. These reports are available on the USDA’s website, www.usda.gov, at no charge. The outlook provided below is from the January 12, 2022 USDA report.

The soybean processing industry converts soybeans into soybean meal, soybean hulls, and soybean oil. Soybean meal and soybean hulls are processed into soy flour or soy protein, which are used, along with other commodities, by livestock producers and the fish farming industry as feed. Soybean oil is sold in multiple grades and is used by the food, petroleum and chemical industries. The food industry uses soybean oil in cooking and salad dressings, baking and frying fats, and butter substitutes, among other uses. In addition, the soybean industry continues to introduce soy-based products as substitutes to various petroleum-based products including lubricants, plastics, inks, crayons and candles. Soybean oil is also converted to biodiesel and renewable diesel for use as fuel.

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

The price per bushel of soybeans in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to November 2021.

On January 12, 2022, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2021-22. The exhibit below provides a summary of historical and current information for United States soybean production.

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

The United States Department of Agriculture (“USDA”) publishes two major reports annually on U.S. domestic and worldwide sugar production and consumption. These are usually released in November and May. In addition, the USDA publishes periodic, but not as comprehensive, reports on sugar monthly. These reports are available on the USDA’s website, www.usda.gov, at no charge. The USDA’s November 2021 report for the 2021/22 Marketing year estimated global production of 181 MMT, with the drop in Brazil expected to be offset by gains in European Union, India, Russia, and Thailand. Consumption is expected to rise due to growth in markets including China, India, and Russia. Stocks are lowered due to a drop in China, Indonesia, and Thailand. Exports are expected to be flat as the steep rise in Thailand trade is offset by lower shipments from Brazil. Global sugar consumption may fluctuate year over year due to any number of reasons which may include, but is not limited to, economic conditions, global health concerns, international trade policy. Sugar is a staple commodity used pervasively across the globe so that any contractions in consumption may only be temporary as has historically been the case.

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

The Wheat Market

Wheat is used to produce flour, the key ingredient for breads, pasta, crackers and many other food products, as well as several industrial products such as starches and adhesives. Wheat by-products are used in livestock feeds. Wheat is the principal food grain produced in the United States, and the United States’ output of wheat is typically exceeded only by that of China, the European Union, Russia, and India. The United States Department of Agriculture (“USDA”) estimates that for 2021-22, the principal global producers of wheat will be the EU, Russia, Ukraine, China, India, the United States, Australia and Canada. The U.S. generates approximately 6% of global production, with approximately 50% of that being exported. For 2021-22, based on the January 12, 2022 USDA report, global consumption of 787 MMT is estimated to be slightly higher than production of 779 MMT. If the global demand of wheat is not equal to global supply, this may have an impact on the price of wheat. Global wheat consumption may fluctuate year over year due to any number of reasons which may include, but is not limited to, economic conditions, global health concerns, international trade policy. Wheat is a staple commodity used pervasively across the globe so that any contractions in consumption may only be temporary as has historically been the case. The USDA publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide wheat production and consumption. These reports are available on the USDA’s website, www.usda.gov, at no charge. The outlook provided herein is from the January 12, 2022 USDA report.

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

The price per bushel of wheat in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to November 2021.

On January 12, 2022, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2021-22. The exhibit below provides a summary of historical and current information for United States wheat production.

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

The Sponsor’s Operations

The Sponsor established the Trust and caused the Trust to establish the first series, the Corn Fund, which commenced offering its Shares to the public on June 9, 2010. Three additional series, namely the Sugar Fund, the Soybean Fund and the Wheat Fund, commenced offering of shares in September 2011 and the Teucrium Agricultural Fund commenced operation on March 28, 2012. In addition to establishing these series, operating those series that have commenced offering their shares, and obtaining capital from a small number of outside investors in order to engage in these activities, the Sponsor also offers Commodity Trading Advisory services to U.S. ETFs.

Teucrium Investment Advisors, LLC, a wholly owned subsidiary of Teucrium Trading, LLC, which was formed on January 4, 2022.

The Trust and the Funds do not have any employees or officers. Any persons acting as agents of the Trust, or the Funds do so as employees or officers of the Sponsor.

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

The Sponsor maintains a website on behalf of each of the Funds. The total portfolio composition of each Fund is disclosed on the Fund’s website each business day that the NYSE Arca is open for trading. The website disclosure of portfolio holdings is made daily and includes, as applicable, the name and value of each Commodity Futures Contract held. Each Fund’s website also includes the NAV, the NYSE Arca Official Closing Price, the shares outstanding, the prospectus, Monthly Statement of Account, Quarterly Performance of the Midpoint versus the NAV, Fund Factsheets, the Roll Dates, as well as Forms 10-Q, Forms 10-K, and other SEC filings for all Funds, are also posted on the website. The website is publicly accessible at no charge. The website address for the Sponsor and each Fund is www.teucrium.com.

A portion of the aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Trust and the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Trust and the Funds. For the period ended December 31, such expenses, which are primarily included as distribution and marketing fees, totaled $2,321,539 in 2021, $2,279,672 in 2020, and $1,992,524 in 2019; of these amounts, $1,052,715 in 2021, $775,432 in 2020, and $137,711 in 2019 were waived by the Sponsor.

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

Ownership or “membership” interests in the Sponsor are owned by persons referred to as “members.” The Sponsor currently has three voting or “Class A” members - Mr. Sal Gilbertie, Mr. Dale Riker and Mr. Carl N. Miller III - and a small number of non-voting or “Class B” members who have provided working capital to the Sponsor. Messrs. Gilbertie and Riker each currently own 45.7%, and Mr. Miller owns 8.52% of the Sponsor’s Class A membership interests.

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

The Officers of the Sponsor, one of whom is a Class A member of the Sponsor, are the following:

Sal Gilbertie has been the President of the Sponsor since its inception, its Chief Investment Officer since September 2011, and its Chief Executive Officer and Secretary since September 17, 2018, and was approved by the NFA as a principal of the Sponsor on September 23, 2009 and registered as an associated person of the Sponsor on November 10, 2009. He maintains his main business office at 65 Adams Road, Easton, Connecticut 06612. Effective July 16, 2012, Mr. Gilbertie was registered with the NFA as the Branch Manager for this location. Since October 18, 2010, Mr. Gilbertie has been an associated person of the Distributor under the terms of the Securities Activities and Services Agreement (“SASA”) between the Sponsor and the Distributor. Additional information regarding the SASA can be found in the section of this disclosure document entitled “Plan of Distribution.” From October 2005 until December 2009, Mr. Gilbertie was employed by Newedge USA, LLC, an FCM and broker-dealer registered with the CFTC and the SEC, where he headed the Renewable Fuels/Energy Derivatives OTC Execution Desk and was an active futures contract and over the counter derivatives trader and market maker in multiple classes of commodities. (Between January 2008 and October 2008, he also held a comparable position with Newedge Financial, Inc., an FCM and an affiliate of Newedge USA, LLC.) From October 1998 until October 2005, Mr. Gilbertie was principal and co-founder of Cambial Asset Management, LLC, an adviser to two private funds that focused on equity options, and Cambial Financing Dynamics, a private boutique investment bank. While at Cambial Asset Management, LLC and Cambial Financing Dynamics, Mr. Gilbertie served as principal and managed the day to day activities of the business and the portfolio of both companies. Mr. Gilbertie is 61 years old.

Cory Mullen-Rusin has been the Chief Financial Officer, Chief Accounting Officer and Chief Compliance Officer of the Sponsor since September 17, 2018 and Ms. Mullen-Rusin has primary responsibility for the financial management, compliance and reporting of the Sponsor and is in charge of its books of account and accounting records, and its accounting procedures. She maintains her main business office at Three Main Street, Suite 215, Burlington, Vermont 05401. Ms. Mullen-Rusin was approved by the NFA as a Principal of the Sponsor on October 8, 2018. Ms. Mullen-Rusin began working for the Sponsor in September 2011 and worked directly with the former CFO at Teucrium for seven years. Her responsibilities included aspects of financial planning, financial operations, and financial reporting for the Trust and the Sponsor. Additionally, Ms. Mullen-Rusin assisted in developing, instituting, and monitoring the effectiveness of processes and procedures to comply with all regulatory agency requirements. Ms. Mullen-Rusin graduated from Boston College with a Bachelor of Arts and Science in Communications in 2009, where she was a four-year scholarship player on the NCAA Division I Women’s Basketball team. In 2017, she earned a Master of Business Administration from Nichols College. Ms. Mullen-Rusin is 34 years old.

Steve Kahler, Chief Operating Officer, began working for the Sponsor in November 2011 as Managing Director in the trading division. He became the Chief Operating Officer on May 24, 2012 and served in that capacity through September 6, 2018, at which time he resigned. Mr. Kahler was unemployed from September 7, 2018 until October 10, 2018, when he was reappointed as Chief Operating Officer. Mr. Kahler is primarily responsible for making trading and investment decisions for the Funds, and for directing each Fund’s trades for execution.  He maintains his main business office at 13520 Excelsior Blvd., Minnetonka, MN 55345. Mr. Kahler was registered as an Associated Person of the Sponsor on November 8, 2011 to September 7, 2018 and re-registered as an Associated Person on October 5, 2018. Mr. Kahler was registered as a Branch Manager of the Sponsor on March 16, 2012 to September 7, 2018 and was registered again from October 5, 2018 to September 29, 2021. Prior to his employment with the Sponsor, Mr. Kahler worked for Cargill Inc., an international producer and marketer of food, agricultural, financial and industrial products and services, from April 2006 until November 2011 in the Energy Division as Senior Petroleum Trader. In October 2006 and while employed at Cargill Inc., Mr. Kahler was approved as an Associated Person of Cargill Commodity Services Inc., a commodity trading affiliate of Cargill Inc. from September 13, 2006 to November 9, 2011. Mr. Kahler graduated from the University of Minnesota with a Bachelors of Agricultural Business Administration and is 54 years old.

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

The Custodian and Administrator

In its capacity as the Fund’s custodian, the Custodian, currently U.S. Bank, N.A., holds the Funds’ securities, cash and/or cash equivalents pursuant to a custodial agreement. U.S. Bancorp Fund Services, LLC, doing business as U.S. Bank Global Fund Services ("Global Fund Services"), an entity affiliated with U.S. Bank, N.A., is the registrar and transfer agent for the Funds. In addition, Global Fund Services also serves as Administrator for the Fund, performing certain administrative, accounting services, and preparing certain SEC and CFTC reports on behalf of the Fund. For these services, the Funds pays fees to the Custodian and Global Fund Services set forth in the table entitled “Contractual Fees and Compensation Arrangements with the Sponsor and Third-Party Service Providers.”

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

The Distribution Services Agreement among the Distributor, the Sponsor, and the Trust calls for the Distributor to work with the Transfer Agent in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under “FINRA” rules (“Registered Representatives”). As Registered Representatives of the Distributor, these persons are permitted to engage in certain marketing activities for the Fund that they would otherwise not be permitted to engage in. Under the SASA, the Sponsor is obligated to ensure that such marketing activities comply with applicable law and are permitted by the SASA and the Distributor’s internal procedures.

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

The Clearing Brokers

Currently, E D & F Man Capital Markets, Inc. (“E D & F Man”) serves as the Fund’s clearing broker to execute and clear the Fund’s futures and provide other brokerage-related services. E D & F Man is registered as an FCM with the CFTC, is a member of the National Futures Association (“NFA”) and is a clearing member of all major U.S. futures exchanges. E D & F Man’s Designated Self-Regulatory Organization is the Chicago Mercantile Exchange Inc. (www.cmegroup.com). E D & F Man is also registered as a broker-dealer (“BD”) with the U.S. Securities and Exchange Commission (“SEC”) and is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”).

Except as indicated below, there have been no material civil, administrative, or criminal proceedings pending, on appeal, or concluded against E D & F Man Capital Markets Inc. or its principals in the past five (5) years.

United States District Court for the Southern District of New York, Civil Action No. 19-CV-8217

In a private litigation, plaintiffs allege, among other things, that E D & F Man made certain fraudulent misrepresentations to them that they relied upon in connection with a futures account carried by E D & F Man in its capacity as a futures commission merchant. The plaintiffs allege claims of common law fraud, negligence, breach of fiduciary duty, breach of contract, breach of the duty of good faith and fair dealing and misrepresentation/omission and seek compensatory damages of approximately $2,029,659 plus interest, costs, attorneys’ fees and punitive damages. E D & F Man filed an Amended Answer and a Counterclaim in which E D & F Man denies the substantive allegations against it and asserted a counterclaim for breach of contract, indemnification and legal fees. On June 30, 2021, E D & F Man received the Opinion and Order in which the judge ruled against the plaintiffs and in favor of E D & F Man. Judgment was entered in favor of E D & F Man in the amount of $1,762,266.57, plus prejudgment interest and attorney’s fees and costs. On September 29, 2021, E D & F Man received an Opinion and Order in which the judge awarded E D & F Man $1,402,234.32 in attorneys’ fees and costs.

For a list of concluded actions, please go to http://www.nfa.futures.org/basicnet/welcome.aspx. This link will take you to the Welcome Page of the NFA’s Background Affiliation Status Information Center (“BASIC”). At this page, there is a box where you can enter the NFA ID of E D & F Man Capital Markets Inc. (0002613) and then click “Go”. You will be transferred to the NFA’s information specific to E D & F Man. Under the heading “Regulatory Actions,” click “details” and you will be directed to the full list of regulatory actions brought by the CFTC and exchanges.

U.S. Bank N.A. is the broker for some, but not all, of the equity transactions related to the purchase and sale of the Underlying Funds for TAGS.

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

Foreside Fund Services, LLC, Distributor

Subject to a maximum of $625,812 for the Trust for the two-year period of May 1, 2021 to May 1, 2023 (the “two year offering period”), the Distributor receives: 0.01% of the Fund’s average daily net assets, and an aggregate annual fee of $100,000 for all Teucrium Funds. For the two year offering period, the Distributor also receives expense reimbursements for sales and advertising review fees subject to a maximum of $6,000 per fund.

Under the Securities Activities and Service Agreement (the “SASA”), the Distributor receives compensation from the fund for its activities on behalf of all the Teucrium Funds. For the two year offering period, the Distributor will not exceed $78,000 for all Teucrium Funds and will receive reimbursements relating to the registration, continuing education and other administrative expenses of the Registered Representatives for each offering, not to exceed $54,000 for all Teucrium Funds.

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

For each of the contractual agreements discussed above, the expense recognized in 2021 by the Trust and each Fund is detailed in the notes to the financial statements included in Part II of this filing.

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

Minimum Number of Shares

There are a minimum number of baskets and associated shares specified for each Fund in the Fund’s respective prospectus as amended from time to time. Once the minimum number of baskets is reached, there can be no more redemptions until there has been a creation basket. As of December 31, 2021, and March 15, 2022, these minimum levels are as follows:

	Minimum Level	Minimum Level	Shares Outstanding	Shares Outstanding
	of Shares	of Baskets	December 31, 2021	March 15, 2022
Teucrium Corn Fund	50,000	2	5,600,004	7,850,004
Teucrium Soybean Fund	50,000	2	1,975,004	2,450,004
Teucrium Sugar Fund	50,000	2	2,475,004	2,550,004
Teucrium Wheat Fund	50,000	2	10,250,004	32,700,004
Teucrium Agricultural Fund	50,000	4	525,002	900,002

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

The Sponsor’s principals, officers and employees, do not devote their time exclusively to the Funds. Under the organizational documents of the Sponsor, Mr. Sal Gilbertie in his respective capacities as President, Chief Investment Officer of the Sponsor and Chief Executive Officer and Secretary of the Sponsor, is obligated to use commercially reasonable efforts to manage the Sponsor, devote such amount of time to the Sponsor as would be consistent with his role in similarly placed commodity pool operators, and remain active in managing the Sponsor until he is no longer managing member of the Sponsor or the Sponsor dissolves. In addition, the Sponsor expects that operating the Teucrium Funds and other Sponsor related activities will generally constitute the principal and full-time business activity of its principals, officers and employees. Notwithstanding these obligations and expectations, the Sponsor’s principals may be directors, officers or employees of other entities, and may manage assets of other entities, including the other Teucrium Funds or other funds, through the Sponsor or otherwise. In particular, the principals could have a conflict between his responsibilities to the Fund on the one hand and to those other entities on the other. The Sponsor believes that it currently has sufficient personnel, time, and working capital to discharge its responsibilities to the Teucrium Funds in a fair manner and that these persons’ conflicts should not impair its ability to provide services to the Fund. However, it is not possible to quantify the proportion of  time that the Sponsor’s personnel will devote to the Funds and its management.

The Sponsor and its principals, officers and employees may trade futures and related contracts for their own accounts. Shareholders will not be permitted to inspect the trading records of such persons, or any written policies of the Sponsor related to such trading. A conflict of interest may exist if their trades are in the same markets and at approximately the same times as the trades for the Fund. A potential conflict also may occur when the Sponsor’s principals trade their accounts more aggressively or take positions in their accounts which are opposite, or ahead of, the positions taken by the Fund.

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

The CFTC possesses exclusive jurisdiction to regulate the activities of commodity pool operators and commodity trading advisors with respect to "commodity interests," such as futures, swaps, and options, and has adopted regulations with respect to the activities of those persons and/or entities. Under the Commodity Exchange Act (“CEA”), a registered commodity pool operator, such as the Sponsor, is required to make annual filings with the CFTC and the NFA describing its organization, capital structure, management and controlling persons. In addition, the CEA authorizes the CFTC to require and review books and records of, and documents prepared by, registered commodity pool operators. Pursuant to this authority, the CFTC requires commodity pool operators to keep accurate, current and orderly records for each pool that they operate. The CFTC may suspend the registration of a commodity pool operator (1) if the CFTC finds that the operator’s trading practices tend to disrupt orderly market conditions, (2) if any controlling person of the operator is subject to an order of the CFTC denying such person trading privileges on any exchange, and (3) in certain other circumstances. Suspension, restriction or termination of the Sponsor’s registration as a commodity pool operator would prevent it, until that registration were to be reinstated, from managing the Funds, and might result in the termination of a Fund if a successor sponsor is not elected pursuant to the Trust Agreement. Neither the Trust nor the Funds are required to be registered with the CFTC in any capacity.

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

Management believes that as of December 31, 2021, it had fulfilled in a timely manner all Dodd-Frank Act or other regulatory requirements to which it is subject.

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

The nine legacy contracts are subject to two types of position limits: (1) a position limit that applies in the spot month only and (2) a position limit that applies in any single non-spot month as well as all months combined. Both types of position limits have been updated by the Final Rule. Significantly, the new spot month position limits are higher than or equal to the federal and exchange-set spot month position limits that existed prior to publication of the January 14, 2021 Final Rule. The new spot position limits became effective March 15, 2021. The new single non-spot month and all-months-combined position limits are also higher than or equal to the respective current federal and exchange-set limits.

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

SEC Reports

The Sponsor makes available, free of charge, on the website for each Fund, the annual reports on Form 10-K for the Trust, the quarterly reports on Form 10-Q for the Trust, current reports on Form 8-K and amendments to these reports as soon as reasonably practicable after these documents are filed with, or furnished to, the SEC. The documents that the Trust has filed with, or furnished to, the SEC may be found on the Fund’s website under the heading “Documents.” The website for the Sponsor and the Funds is www.teucrium.com. These reports are also available from the SEC through that agency’s website at: www.sec.gov and will be provided free of charge in paper or electronically on request.

CFTC Reports

The Sponsor makes available, free of charge, on the website for each Fund, the monthly statements of account required to be filed pursuant to Rule 4.22(h) under the Commodity Exchange Act. The Sponsor also makes available, free of charge, on the website for each Fund, the Disclosure Document and the annual reports on From 10-K for the Trust, filed pursuant to Rule 4.12(c )(2) under the Commodity Exchange Act.

Intellectual Property

On December 17, 2013, the Sponsor was issued a patent on certain business methods and procedures used with respect to the Funds. The patent protects the valuation engine which calculates asset values of futures contracts corresponding to the Fund benchmarks in a locked position. A U.S. government maintenance fee is paid every three and one-half years from the issue date. The Sponsor paid the maintenance fee in 2021.

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

An investment in a Fund faces numerous risks from its shares being traded in the secondary market, any of which may lead to the Fund’s shares trading at a premium or discount to NAV. Although Fund shares are listed for trading on the NYSE Arca, there can be no assurance that an active trading market for such shares will develop or be maintained. Trading in Fund shares may be halted due to market conditions or for reasons that, in the view of the NYSE Arca, make trading in shares inadvisable. There can be no assurance that the requirements of the NYSE Arca necessary to maintain the listing of any Fund will continue to be met or will remain unchanged or that the shares will trade with any volume, or at all. The NAV of each Fund’s shares will generally fluctuate with changes in the market value of the Fund’s portfolio holdings. The market prices of shares will generally fluctuate in accordance with changes in the Fund’s NAV and supply and demand of shares on the NYSE Arca. It cannot be predicted whether a Fund's shares will trade below at or above their NAV. Investors buying or selling Fund shares in the secondary market will pay brokerage commissions or other charges imposed by brokers as determined by that broker. Brokerage commissions are often a fixed amount and may be a significant proportional cost for investors seeking to buy or sell relatively small amounts of shares. Trading volume of the shares of each Fund could be affected by investors who trade significant quantities of shares on any given business day. Such investors may or may not file all required SEC filings reporting ownership of such shares. In addition, if interest rates realized on cash balances were to continue to decline, there is a risk that the net investment ratio of the Funds may increase from the current level.

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

The Sponsor manages the Trust, each Teucrium Fund, any other series of the Trust that may be formed in the future, and any advisory services provided under the Sponsor’s registration agreements. You cannot be assured that the Sponsor will be willing or able to continue to service each Fund for any length of time. If the Sponsor operates at a loss for an extended period, its capital will be depleted, and it may be unable to obtain additional financing necessary to continue its operations. If the Sponsor were unable to continue to provide services to these Funds, the Funds would be terminated if a replacement Sponsor could not be found. Any expenses related to the operation of the Funds would need to be paid by the Funds at the time of termination. If the Sponsor discontinues its activities on behalf of a Fund, the Fund may be adversely affected. If the Sponsor’s registrations with the CFTC or memberships in the NFA were revoked or suspended, the Sponsor would no longer be able to provide services to the Funds.

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

The ability of Authorized Participants to create or redeem shares may be suspended for several reasons, including but not limited to the Fund voluntarily imposing such restrictions. A suspension in the ability of Authorized Participants would have no impact on the Fund's investment objective – the Fund would continue to seek to track its benchmark. However, with respect to the impact of a suspension on the price of Fund shares in the secondary market, investors may have to pay a higher price to buy shares and receive a lower price when they sell their shares. This "spread" may continue to widen the longer the suspension lasts.

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

Due to the application of the assumptions and conventions applied by the Funds in making allocations for U.S. federal income tax purposes and other factors, your allocable share of the Fund’s income, gain, deduction or loss may be different than your economic profit or loss from your Shares for a taxable year. This difference could be temporary or permanent and, if permanent, could result in you being taxed on amounts in excess of you economic income.

The Funds intend to be  treated as partnerships for U.S. federal income tax purposes. The U.S. tax rules pertaining to entities taxed as partnerships are complex and their application to publicly traded partnerships such as the Funds is in many respects uncertain. The Funds apply certain assumptions and conventions in an attempt to comply with the intent of the applicable rules and to report taxable income, gains, deductions, losses and credits in a manner that properly reflects Shareholders’ economic gains and losses. These assumptions and conventions may not fully comply with all aspects of the Internal Revenue Code of 1986, as amended (the “Code”), and applicable Treasury Regulations, however, and it is possible that the U.S. Internal Revenue Service (the “IRS”) will successfully challenge our allocation methods and require us to reallocate items of income, gain, deduction, loss or credit in a manner that adversely affects you. If this occurs, you may be required to file an amended tax return and to pay additional taxes plus deficiency interest.

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

The Trust has received an opinion of counsel that, under current U.S. federal income tax laws, each Fund, except TAGS, will be treated and it is more likely than not that TAGS will be treated as a partnership that is not taxable as a corporation for U.S. federal income tax purposes, provided that, among other things: (i) at least 90 percent of the Fund’s annual gross income satisfies certain requirements regarding “qualifying income” as defined in the Code, (ii) the Fund is organized and operated in accordance with its governing agreements and applicable law, and (iii) the Fund does not elect to be taxed as a corporation for U.S. federal income tax purposes. Although the Sponsor anticipates that each Fund has satisfied and will continue to satisfy the “qualifying income” requirement for all of its taxable years, that result cannot be assured. The Funds have not requested and will not request any ruling from the IRS with respect to their classification as partnerships not taxable as corporations for U.S. federal income tax purposes. If the IRS were to successfully assert that the Funds are taxable as corporations for U.S. federal income tax purposes in any taxable year, rather than passing through their income, gains, losses and deductions proportionately to Shareholders, each Fund would be subject to tax on its net income for the year at corporate tax rates. In addition, although the Sponsor does not currently intend to make distributions with respect to Shares, any distributions would be taxable to Shareholders as dividend income. Taxation of the Funds as corporations could materially reduce the after-tax return on an investment in Shares and could substantially reduce the value of your Shares.

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

Price Range of Shares

The following tables set forth the range of reported high and low closing prices of the shares for each Fund as reported on the NYSE Arca for the fiscal year ended December 31, 2021 and 2020.

The following table sets forth the range of reported high and low closing prices of the shares of the Teucrium Corn Fund (symbol “CORN”) as reported on the NYSE Arca:

Fiscal Year Ended December 31, 2021	High	Low
Quarter Ended
March 31, 2021	$17.53	$15.99
June 30, 2021	$22.91	$17.29
September 30, 2021	$21.35	$19.13
December 31, 2021	$22.27	$19.53

Fiscal Year Ended December 31, 2020	High	Low
Quarter Ended
March 31, 2020	$14.90	$12.96
June 30, 2020	$12.73	$11.67
September 30, 2020	$13.19	$11.54
December 31, 2020	$15.58	$13.13

The following table sets forth the range of reported high and low closing prices of the shares of the Teucrium Soybean Fund (symbol “SOYB”) as reported on the NYSE Arca:

Fiscal Year Ended December 31, 2021	High	Low
Quarter Ended
March 31, 2021	$21.62	$19.48
June 30, 2021	$24.75	$21.16
September 30, 2021	$23.82	$22.02
December 31, 2021	$23.18	$20.86

Fiscal Year Ended December 31, 2020	High	Low
Quarter Ended
March 31, 2020	$15.86	$13.45
June 30, 2020	$14.12	$13.34
September 30, 2020	$16.17	$13.91
December 31, 2020	$19.47	$15.83

The following table sets forth the range of reported high and low closing prices of the shares of the Teucrium Sugar Fund (symbol “CANE”) as reported on the NYSE Arca:

Fiscal Year Ended December 31, 2021	High	Low
Quarter Ended
March 31, 2021	$7.79	$6.76
June 30, 2021	$8.50	$6.98
September 30, 2021	$9.79	$8.21
December 31, 2021	$9.83	$8.93

Fiscal Year Ended December 31, 2020	High	Low
Quarter Ended
March 31, 2020	$7.59	$5.45
June 30, 2020	$5.95	$4.92
September 30, 2020	$6.20	$5.56
December 31, 2020	$6.75	$6.11

The following table sets forth the range of reported high and low closing prices of the shares of the Teucrium Wheat Fund (symbol “WEAT”) as reported on the NYSE Arca:

Fiscal Year Ended December 31, 2021	High	Low
Quarter Ended
March 31, 2021	$6.50	$5.82
June 30, 2021	$7.36	$5.92
September 30, 2021	$7.48	$6.17
December 31, 2021	$8.31	$7.05

Fiscal Year Ended December 31, 2020	High	Low
Quarter Ended
March 31, 2020	$6.01	$5.15
June 30, 2020	$5.77	$4.86
September 30, 2020	$5.75	$5.04
December 31, 2020	$6.19	$5.58

The following table sets forth the range of reported high and low closing prices of the shares of the Teucrium Agricultural Fund (symbol “TAGS”) as reported on the NYSE Arca:

Fiscal Year Ended December 31, 2021	High	Low
Quarter Ended
March 31, 2021	$23.50	$21.38
June 30, 2021	$27.12	$22.27
September 30, 2021	$27.21	$24.42
December 31, 2021	$27.96	$25.83

Fiscal Year Ended December 31, 2020	High	Low
Quarter Ended
March 31, 2020	$19.90	$16.14
June 30, 2020	$17.31	$15.81
September 30, 2020	$18.63	$16.89
December 31, 2020	$21.21	$18.44

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

57

58

59

Holders of the Funds

The table below sets forth the approximate number of shareholders for each Fund of the Trust as of December 31, 2021.

Fund	Approximate Number of Shareholders
CORN	13,682
SOYB	6,619
CANE	3,315
WEAT	7,976
TAGS	2,035

Use of Proceeds

Teucrium Corn Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-162033	30,000,000	June 7, 2010
2	333-187463	-	April 30, 2013
3	333-210010	-	April 29, 2016
4	333-230626	-	April 29, 2019
5	333-237234	10,000,000	May 1, 2020
6	333-248546	20,000,000	October 2, 2020

From June 9, 2010 (the commencement of operations) through December 31, 2021,  Shares of the Fund were sold at an aggregate offering price of $802,016,249. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund from June 9, 2010 (the commencement of operations) through December 31, 2021 in an amount equal to $1,131,431, resulting in net offering proceeds of $800,884,818. The offering proceeds were invested in corn futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Teucrium Soybean Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-167590	10,000,000	June 13, 2011
2	333-196210	-	June 30, 2014
3	333-217247	-	May 1, 2017
4	333-223940	5,000,000	April 30, 2018
5	333-241569	15,000,000	August 24, 2020

From September 19, 2011 (the commencement of the offering) through December 31, 2021, Shares of the Fund were sold at an aggregate offering price of $237,416,939. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through December 31, 2021 in an amount equal to $232,403, resulting in net offering proceeds of $237,184,536. The offering proceeds were invested in soybean futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Teucrium Sugar Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-167585	10,000,000	June 13, 2011
2	333-196211	-	June 30, 2014
3	333-217248	-	May 1, 2017
4	333-223941	5,000,000	April 30, 2018
5	333-248545	15,000,000	October 2, 2020

From September 19, 2011 (the commencement of the offering) through December 31, 2021, Shares of the Fund were sold at an aggregate offering price of $74,455,024. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through December 31, 2021 in an amount equal to $92,530, resulting in net offering proceeds of $74,362,493. The offering proceeds were invested in sugar futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

60

Teucrium Wheat Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-167591	10,000,000	June 13, 2011
2	333-196209	-	June 30, 2014
3	333-212481	25,050,000	July 15, 2016
4	333-230623	30,000,000	April 29, 2019

From September 19, 2011 (the commencement of the offering) through December 31, 2021, Shares of the Fund were sold at an aggregate offering price of $236,138,972. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through December 31, 2021 in an amount equal to $399,556, resulting in net offering proceeds of $235,739,416. The offering proceeds were invested in wheat futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Teucrium Agricultural Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-173691	5,000,000	February 10, 2012
2	333-201953	-	April 30, 2015
3	333-223943	-	April 30, 2018
4	333-254650	-	April 30, 2021

From March 28, 2012 (the commencement of the offering) through December 31, 2021, Shares of the Fund were sold at an aggregate offering price of $31,989,255. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through December 31, 2021 in an amount equal to $15,806, resulting in net offering proceeds of $31,973,449. The offering proceeds were invested in Shares of the Underlying Funds and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Issuer Purchases of Equity Securities

The Sponsor, the Trust or any Fund do not purchase shares directly from shareholders; however, the information below details for the current period, October 1, 2021 to December 31, 2021, by month and for the year ended December 31, 2021, the share purchases in connection with the redemption of baskets by Authorized Purchasers.

Issuer Purchases of CORN Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2021	800,000	$20.18	N/A	N/A
November 1 to November 30, 2021	200,000	$21.17	N/A	N/A
December 1 to December 31, 2021	600,000	$21.48	N/A	N/A
Total	1,600,000	$19.76

January 1 to December 31, 2021	8,325,000	$19.46	N/A	N/A

Issuer Purchases of SOYB Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2021	-	$-	N/A	N/A
November 1 to November 30, 2021	250,000	$21.36	N/A	N/A
December 1 to December 31, 2021	100,000	$21.93	N/A	N/A
Total	350,000	$21.52

January 1 to December 31, 2021	3,825,000	$21.95	N/A	N/A

61

Issuer Purchases of WEAT Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2021	-	$-	N/A	N/A
November 1 to November 30, 2021	-	$-	N/A	N/A
December 1 to December 31, 2021	675,000	$7.55	N/A	N/A
Total	675,000	$7.55

January 1 to December 31, 2021	5,150,000	$6.81	N/A	N/A

Issuer Purchases of CANE Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2021	275,000	$9.39	N/A	N/A
November 1 to November 30, 2021	-	$-	N/A	N/A
December 1 to December 31, 2021	225,000	$9.03	N/A	N/A
Total	500,000	$9.22

January 1 to December 31, 2021	1,125,000	$8.95	N/A	N/A

Issuer Purchases of TAGS Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2021	-	$-	N/A	N/A
November 1 to November 30, 2021	-	$-	N/A	N/A
December 1 to December 31, 2021	-	$-	N/A	N/A
Total	-	$-

January 1 to December 31, 2021	87,500	$25.91	N/A	N/A

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

62

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

3.

Commodity futures contracts held by the Funds are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized appreciation or depreciation on commodity futures contracts are reflected in the statement of assets and liabilities as the difference between the original contract amount and the fair market value as of the last business day of the year or as of the last date of the financial statements. Changes in the appreciation or depreciation between periods are reflected in the statement of operations. Interest on cash equivalents and deposits are recognized on the accrual basis. The Funds seek to earn interest on funds held at the custodian or other financial institutions at prevailing market rates for such investments.

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

63

6.

Effective August 21, 2019, the Funds began recognizing brokerage commissions on a per-trade basis. Prior to this date, brokerage commissions on all open commodity futures contracts were accrued on a full-turn basis.

7.

Margin is the minimum amount of funds that must be deposited by a commodity interest trader with the trader’s broker to initiate and maintain an open position in futures contracts. A margin deposit acts to assure the trader’s performance of the futures contracts purchased or sold. Futures contracts are customarily bought and sold on initial margin that represents a very small percentage of the aggregate purchase or sales price of the contract. Because of such low margin requirements, price fluctuations occurring in the futures markets may create profits and losses that, in relation to the amount invested, are greater than those in other forms of investment or speculation. As discussed below, adverse price changes in the futures contract may result in margin requirements that greatly exceed the initial margin. In addition, the amount of margin required in connection with a particular futures contract may be modified from time to time by the exchange during the term of the contract. Brokerage firms, such as the Funds’ clearing brokers, carrying accounts for traders in commodity interest contracts generally require higher amounts of margin as a matter of policy to further protect themselves. Over the counter trading generally involves the extension of credit between counterparties, so the counterparties may agree to require the posting of collateral by one or both parties to address credit exposure.

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

64

11.

For U.S. federal income tax purposes, the Funds intend to be treated as partnerships. Therefore, the Funds do not record a provision for income taxes because the partners report their share of a Fund’s income or loss on their income tax returns. The financial statements reflect the Funds’ transactions without adjustment, if any, required for income tax purposes.

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

Results of Operations

The discussion below addresses the material changes in the results of operations for the year ended December 31, 2021 compared to the years ended December 31, 2020 and 2019. CORN, SOYB, CANE WEAT and TAGS operated for the entirety of all periods discussed below.

Total expenses for the current and comparative periods are presented both gross and net of any expenses waived or paid by the Sponsor that would have been incurred by the Funds (“expenses waived by the Sponsor”). For all expenses waived in 2019, 2020 and 2021, the Sponsor has determined that no reimbursement will be sought in future periods. “Total expenses, net,” which is after the impact of any expenses waived by or reimbursed to the Sponsor, are presented in the same manner as previously reported. There is, therefore, no impact to or change in the net gain or net loss in any period for the Trust and each Fund as a result of this change in presentation.

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

On December 31, 2021, the Corn Fund held a total of  CBOT Corn Futures contracts with a notional value of $120,863,050. The contracts had an asset fair value of $5,936,552. The weighting of the notional value of the contracts was weighted as follows: (1) 35% to the MAY22 contracts, the second to expire CBOT Corn Futures Contract, (2) 30% to JUL22 CBOT contracts, the third to expire CBOT Corn Futures Contract, and (3) 35% to DEC22 CBOT contracts, the CBOT Corn Futures Contract expiring in the December following the expiration month of the third to expire contract.

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

Teucrium Corn Fund Performance as of 12/31/2021

	Three Month	Year to Date	3 Year Annualized	5 Year Annualized	Inception Annualized
NAV	6.65%	38.88%	10.24%	2.83%	-1.26%
Price	6.79%	38.25%	10.30%	2.86%	-1.28%
Benchmark (TCORN)	7.11%	41.38%	12.17%	4.76%	2.12%

As of December 31, 2021 Compared to December 31, 2020 and 2019

	December 31, 2021	December 31, 2020	December 31, 2019
Total Net Assets	$120,846,256	$138,289,537	$75,220,190
Shares Outstanding	5,600,004	8,900,004	5,075,004
Net Asset Value per share	$21.58	$15.54	$14.82
Closing Price	$21.54	$15.58	$14.80

Total net assets for the Fund decreased year over year by 13%, driven by a combination of an decrease in total shares outstanding of 3,300,000 or 37% and an increase in the NAV per share of $6.04 or 39%. The net assets for the Fund increased by 61% when comparing 2021 to 2019. This change in total net assets year over year, in the opinion of management, was generally due to investors liquidating shares purchased at depressed values in mid-2020, which had appreciated in value due to record large corn purchases by China as well as increased investments in commodities as an inflation hedge.

	Year ended	Year ended	Year ended
	December 31, 2021	December 31, 2020	December 31, 2019
Average daily total net assets	$150,516,478	$94,548,518	$75,819,527
Net realized and unrealized gain (loss) on futures contracts	$51,609,064	$25,253,341	$(7,538,742)
Interest income earned on cash and cash equivalents	$258,156	$603,571	$1,843,431
Annualized interest yield based on average daily total net assets	0.17%	0.64%	2.43%
Net Income (Loss)	$48,990,754	$23,491,137	$(8,416,897)
Weighted average share outstanding	7,790,689	7,170,974	4,882,196
Management Fees	$1,505,165	$945,485	$758,195
Total gross fees and other expenses excluding management fees	$2,431,562	$2,269,686	$1,979,030
Brokerage Commissions	$141,674	$149,619	$81,568
Expenses waived by the Sponsor	$1,060,261	$849,396	$15,639
Total gross expense ratio	2.62%	3.40%	3.61%
Total expense ratio net of expenses waived by the Sponsor	1.91%	2.50%	3.59%
Net investment loss	1.74%	1.86%	1.16%
Creation of Shares	5,025,000	12,675,000	2,675,000
Redemption of Shares	8,325,000	8,850,000	1,100,000

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

The decrease in interest and other income year over year was due to continued uncertainty of the virus, and elevated unemployment with current federal fund rates at near zero. As a result, the amount of interest income earned as a percentage of average daily total net assets was lower during the year ended December 31, 2021, compared to the years ending 2020 and 2019. The Fund seeks to earn interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper. These interest rate levels may be lower or higher than the projected interest rates stated in the prospectuses and thus will impact your breakeven even point.

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

The increase in total gross fees and other expenses excluding management fees for the year ended December 31, 2021, compared to 2020 and 2019 was generally due to the increase in average assets under management relative to the other Funds and the decrease in interest earnings, which are generally used to offset expenses. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The decrease in total brokerage commissions for the year ended December 31, 2021, compared to the year ended December 31, 2020, was primarily due to a decrease in contracts purchased, liquidated, and rolled.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to December 31, 2021 and serves to illustrate the relative changes of these components.

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

On December 31, 2021, the Fund held a total of CBOT soybean futures contracts with a notional value of $44,957,400. The contracts had an asset fair value of $2,684,851. The weighting of the notional value of the contracts was weighted as follows: (1) 35% to MAR22 CBOT contracts, (2) 30% to MAY22 CBOT contracts, and (3) 35% to NOV22 CBOT contracts.

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

Teucrium Soybean Fund Performance as of 12/31/2021

	Three Month	Year to Date	3 Year Annualized	5 Year Annualized	Inception Annualized
NAV	3.54%	16.82%	12.02%	3.60%	-0.90%
Price	3.32%	16.85%	12.03%	3.56%	-0.91%
Benchmark (TSOYB)	3.98%	18.95%	13.99%	5.56%	2.73%

As of December 31, 2021 Compared to December 31, 2020 and 2019

	December 31, 2021	December 31, 2020	December 31, 2019
Total Net Assets	$44,972,625	$89,178,862	$28,135,131
Shares Outstanding	1,975,004	4,575,004	1,775,004
Net Asset Value per share	$22.77	$19.49	$15.85
Closing Price	$22.75	$19.47	$15.83

Total net assets for the Fund decreased year over year by 50%, driven by a combination of a decrease in total shares outstanding of 2,600,000 or 57% and an increase in the NAV per share of $3.28 or 17%. The net assets for the Fund increased by 60% when comparing 2021 to 2019. This change year over year, in the opinion of management, was due to investors liquidating shares purchased at depressed values in mid-2020, which appreciated in value due to record large soybean purchases by China as well as increased investments in commodities as an inflation hedge.

	Year ended	Year ended	Year ended
	December 31, 2021	December 31, 2020	December 31, 2019
Average daily total net assets	$72,711,004	$58,080,022	$27,815,161
Net realized and unrealized gain on futures contracts	$14,931,299	$28,597,044	$304,278
Interest income earned on cash and cash equivalents	$124,186	$261,834	$677,163
Annualized interest yield based on average daily total net assets	0.17%	0.45%	2.43%
Net Income (Loss)	$13,627,008	$27,496,919	$(27,201)
Weighted average share outstanding	3,319,593	3,731,425	1,784,251
Management Fees	$727,110	$580,800	$278,152
Total gross fees and other expenses excluding management fees	$1,277,381	$1,180,677	$826,793
Brokerage Commissions	$29,889	$35,880	$12,219
Expenses waived by the Sponsor	$576,014	$399,518	$96,303
Total gross expense ratio	2.76%	3.03%	3.97%
Total expense ratio net of expenses waived by the Sponsor	1.96%	2.34%	3.63%
Net investment loss	1.79%	1.89%	1.20%
Creation of Shares	1,225,000	7,600,000	650,000
Redemption of Shares	3,825,000	4,800,000	600,000

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

The decrease in interest and other income year over year was due to the continued uncertainty of the virus, elevated unemployment and with current federal funds rates at near zero. As a result, the amount of interest income earned as a percentage of average daily total net assets was lower during the year ended December 31, 2021, compared to the years ending 2020 and 2019. The Fund seeks to earn interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper. These interest rate levels may be lower or higher than the projected interest rates stated in the prospectuses and thus will impact your breakeven even point.

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

The increase in total gross fees and other expenses excluding management fees for the year ended December 31, 2021, compared to 2020 and 2019 was generally due to the increase in average assets under management relative to the other Funds and the decrease in interest earnings, which are generally used to offset expenses. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The decrease in total brokerage commissions for the year ended December 31, 2021, compared to the year ended December 31, 2020, was primarily due to an decrease in contracts purchased, liquidated, and rolled.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to December 31, 2021 and serves to illustrate the relative changes of these components.

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

Teucrium Sugar Fund

The Teucrium Sugar Fund commenced investment operations on September 19, 2011. The investment objective of the Fund is to have the daily changes in the NAV of the Fund’s shares reflect the daily changes in the sugar market for future delivery as measured by the Benchmark. The Benchmark is a weighted average of the closing settlement prices for three futures contracts for No. 11 Sugar (“Sugar Futures Contracts”) that are traded on the ICE Futures US (“ICE Futures”), specifically (1) the second to expire ICE No.11 Sugar Futures Contract, weighted 35%, (2) the third to expire ICE No.11 Sugar Futures Contract, weighted 30%, and (3) the ICE No.11 Sugar Futures Contract expiring in the March following the expiration of the third to expire contract, weighted 35%. The benchmark for the Fund is the Teucrium Sugar Index (TCANE). To convert to an index, 100 is set to $25, the opening day price of CANE. The Fund does not track the spot price of sugarcane.

On December 31, 2021, the Fund held a total of  ICE sugar futures contracts with a notional value of $22,846,040. The contracts had an asset fair value of $1,079,226 and a liability fair value of $80,506. The weighting of the notional value of the contracts was weighted as follows: (1) 35% to the MAY22 ICE No 11 contracts, (2) 30% to the JUL22 ICE No 11 contracts, and (3) 35% to the MAR23 ICE No 11 contracts.

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

Teucrium Sugar Fund Performance as of 12/31/2021

	Three Month	Year to Date	3 Year Annualized	5 Year Annualized	Inception Annualized
NAV	-3.56%	37.31%	9.29%	-6.59%	-9.23%
Price	-3.66%	36.30%	9.08%	-6.68%	-9.26%
Benchmark (TCANE)	-3.16%	40.02%	11.37%	-4.87%	-6.80%

As of December 31, 2021 Compared to December 31, 2020 and 2019

	December 31, 2021	December 31, 2020	December 31, 2019
Total Net Assets	$22,834,664	$12,766,091	$12,313,180
Shares Outstanding	2,475,004	1,900,004	1,750,004
Net Asset Value per share	$9.23	$6.72	$7.04
Closing Price	$9.20	$6.75	$7.02

Total net assets for the Fund increased year over year by 79%, driven by a combination of an increase in total shares outstanding of 575,000 or 30% and an increase in the NAV per share of $2.51 or 37%. The net assets for the Fund increased by 85% when comparing 2021 to 2019. This change was, in the opinion of management, due to the low price of sugar and record world demand relative to recent years, which accelerated investor interest.

	Year ended	Year ended	Year ended
	December 31, 2021	December 31, 2020	December 31, 2019
Average daily total net assets	$20,416,044	$10,417,038	$10,316,016
Net realized and unrealized gain on futures contracts	$5,814,245	$403,337	$274,853
Interest income earned on cash and cash equivalents	$27,813	$68,866	$240,634
Annualized interest yield based on average daily total net assets	0.14%	0.66%	2.33%
Net Income	$5,467,243	$196,761	$148,546
Weighted average share outstanding	2,396,442	1,676,917	1,477,196
Management Fees	$204,160	$104,170	$103,160
Total gross fees and other expenses excluding management fees	$304,949	$381,886	$435,527
Brokerage Commissions	$21,123	$14,681	$12,776
Expenses waived by the Sponsor	$134,294	$210,614	$171,746
Total gross expense ratio	2.49%	4.67%	5.22%
Total expense ratio net of expenses waived by the Sponsor	1.84%	2.64%	3.56%
Net investment loss	1.70%	1.98%	1.23%
Creation of Shares	1,700,000	1,575,000	800,000
Redemption of Shares	1,125,000	1,425,000	575,000

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

The decrease in interest and other income year over year was due to the continued uncertainty of the virus, elevated unemployment and with current federal funds rates at near zero. As a result, the amount of interest income earned as a percentage of average daily total net assets was lower during the year ended December 31, 2021, compared to the years ending 2020 and 2019. The Fund seeks to earn interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper. These interest rate levels may be lower or higher than the projected interest rates stated in the prospectuses and thus will impact your breakeven even point.

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

The increase in total gross fees and other expenses excluding management fees for the year ended December 31, 2021, compared to 2020 was generally due to the increase in average assets under management relative to the other Funds and the decrease in interest earnings, which are generally used to offset expenses. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The increase in total brokerage commissions for the year ended December 31, 2021, compared to the years ended December 31, 2020 and 2019, was primarily due to an increase in contracts purchased, liquidated, and rolled.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to December 31, 2021 and serves to illustrate the relative changes of these components.

The seasonality patterns for sugarcane futures prices are impacted by a variety of factors. In the futures market, contracts expiring during the harvest season are typically priced lower than contracts expiring in the winter and spring. While the sugar harvest seasons varies from country to country, prices of Sugar Futures Contracts tend to be lowest in the late spring and early summer, reflecting the harvest season in Brazil, the world’s leading producer of sugarcane. Thus, seasonal fluctuations could result in an investor incurring losses upon the sale of Fund Shares, particularly if the investor needs to sell Shares when the Benchmark Component Futures Contracts are, in whole or part, Sugar Futures Contracts expiring in the late spring or early summer. The price of sugar futures contracts is also influenced by global economic conditions, including the demand for imports and exports to other countries. Such factors will impact the performance of the Fund and the results of operations on an ongoing basis. The Sponsor cannot predict the impact of such factors.

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

On December 31, 2021, the Fund held a total of  CBOT wheat futures contracts with a notional value of $75,673,913. The contracts had an asset fair value of $3,714,672 and a liability fair value of $654,969. The weighting of the notional value of the contracts was weighted as follows: (1) 35% to MAY22 CBOT contracts, (2) 30% to JUL22 CBOT contracts, and (3) 35% to DEC22 CBOT contracts.

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

Teucrium Wheat Fund Performance as of 12/31/2021

	Three Month	Year to Date	3 Year Annualized	5 Year Annualized	Inception Annualized
NAV	4.43%	19.84%	7.46%	1.38%	-11.18%
Price	4.38%	19.39%	7.61%	1.44%	-11.17%
Benchmark (TWEAT)	4.89%	22.04%	9.29%	3.27%	-7.84%

As of December 31, 2021 Compared December 31, 2020 and 2019

	December 31, 2021	December 31, 2020	December 31, 2019
Total Net Assets	$75,621,587	$69,876,578	$52,236,196
Shares Outstanding	10,250,004	11,350,004	8,950,004
Net Asset Value per share	$7.38	$6.16	$5.84
Closing Price	$7.39	$6.19	$5.85

Total net assets for the Fund increased year over year by 8%, driven by a combination of a decrease in total shares outstanding of 1,100,000 or 10% and an increase in the NAV per share of $1.22 or 20%. The net assets for the Fund increased by 45% when comparing 2021 to 2019. This change year over year, in the opinion of management, was due to concerns over reduced supplies due to the lowest planted acres in over 100 years and strong world demand; with both aiding in the drawdown of US ending stocks.

	Year ended	Year ended	Year ended
	December 31, 2021	December 31, 2020	December 31, 2019
Average daily total net assets	$80,968,189	$55,498,211	$53,485,016
Net realized and unrealized gain (loss) on futures contracts	$15,740,002	$6,131,591	$(569,759)
Interest income earned on cash and cash equivalents	$131,765	$416,399	$1,319,942
Annualized interest yield based on average daily total net assets	0.16%	0.75%	2.47%
Net Income (Loss)	$14,343,186	$4,972,972	$(1,091,945)
Weighted average share outstanding	11,913,086	9,949,731	9,768,840
Management Fees	$809,682	$554,982	$534,850
Total gross fees and other expenses excluding management fees	$1,026,464	$1,101,226	$1,309,778
Brokerage Commissions	$47,448	$40,741	$41,004
Expenses waived by the Sponsor	$307,565	$81,190	$2,500
Total gross expense ratio	2.27%	2.98%	3.45%
Total expense ratio net of expenses waived by the Sponsor	1.89%	2.84%	3.44%
Net investment loss	1.73%	2.09%	0.97%
Creation of Shares	4,050,000	5,350,000	2,175,000
Redemption of Shares	5,150,000	2,950,000	2,500,000

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

The decrease in interest and other income year over year was due to the continued uncertainty of the virus, elevated unemployment and with current federal funds rates at near zero. As a result, the amount of interest income earned as a percentage of average daily total net assets was lower during the year ended December 31, 2021, compared to the years ending 2020 and 2019. The Fund seeks to earn interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper. These interest rate levels may be lower or higher than the projected interest rates stated in the prospectuses and thus will impact your breakeven even point.

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

The decrease in total gross fees and other expenses excluding management fees for the year ended December 31, 2021, compared to 2020 and 2019 was generally due to the decrease in fees waived by the Sponsor and the decrease in interest earnings, which are generally used to offset expenses. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The increase in total brokerage commissions for the year ended December 31, 2021, compared to the year ended December 31, 2020 and 2019, was primarily due to an increase in contracts purchased, liquidated, and rolled.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to December 31, 2021 and serves to illustrate the relative changes of these components.

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

On December 31, 2021, the Fund held: 1) 163,930 shares of CORN with a fair value of $3,537,560; 2) 475,836 shares of WEAT with a fair value of $3,510,575; 3) 155,374 shares of SOYB with a fair value of $3,538,006; and 4) 389,317 shares of CANE with a fair value of $3,591,878. The weighting on December 31, 2021 was 25% to CORN, 25% to WEAT, 25% to SOYB and 25% to CANE.

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

Teucrium Agricultural Fund Performance as of 12/31/2021

	Three Month	Year to Date	3 Year Annualized	5 Year Annualized	Inception Annualized
NAV	2.78%	27.85%	9.93%	0.51%	-6.11%
Price	2.34%	27.05%	9.48%	0.96%	-6.14%
Benchmark (TTAGS)	2.90%	29.10%	10.70%	1.12%	-5.55%

As of December 31, 2021 Compared December 31, 2020 and 2019

	December 31, 2021	December 31, 2020	December 31, 2019
Total Net Assets	$14,179,655	$1,584,388	$1,478,780
Shares Outstanding	525,002	75,002	75,002
Net Asset Value per share	$27.01	$21.12	$19.72
Closing Price	$26.94	$21.21	$19.60

Total net assets for the Fund increased year over year by 795%, driven by a combination of an increase in shares outstanding 450,000 shares or 600% and the NAV per share of $5.88 and 28%. The net assets for the Fund increased by 859% when comparing 2021 to 2019.

	Year ended	Year ended	Year ended
	December 31, 2021	December 31, 2020	December 31, 2019
Average daily total net assets	$7,734,716	$1,282,495	$1,464,338
Net realized and unrealized gain (loss) on securities	$1,408,086	$82,015	$(43,261)
Interest income earned on cash equivalents	$18	$11	$63
Annualized interest yield based on average daily total net assets	0.00%	0.00%	0.00%
Net Income (Loss)	$1,394,914	$79,463	$(45,980)
Weighted average share outstanding	303,324	70,733	75,002
Total gross fees and other expenses	$118,912	$42,396	$43,299
Brokerage Commissions	$-	$1	$1
Expenses waived by the Sponsor	$105,722	$39,833	$40,517
Total gross expense ratio	1.54%	3.31%	2.96%
Total expense ratio net of expenses waived by the Sponsor	0.17%	0.20%	0.19%
Net investment loss	0.17%	0.20%	0.19%
Creation of Shares	537,500	12,500	-
Redemption of Shares	87,500	12,500	-

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

The change in total gross fees and other expenses for the year ending December 31, 2021, compared to the years ending 2020 and 2019, was generally due to the increase in average assets under management. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to December 31, 2021 and serves to illustrate the relative changes of these components.

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

During the period from January 1, 2021 through December 31, 2021, the average daily change in the NAV of each Fund was within plus/minus 10 percent of the average daily change in the Benchmark of the Fund, as stated in the prospectus for each Fund.

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

CORN Bid / Ask Midpoint in Relation to NAV
Premium / Discount Range (Basis Points)	Number of Trading Days in the Quarter
	01/01 to 03/31/2021	04/01 to 06/30/2021	07/01 to 09/30/2021	10/01 to 12/31/2021
<-200	0	0	0	0
-100 to -199	0	0	0	0
-50 to -99	0	1	2	0
-1 to -49	44	36	38	43
0	1	2	1	1
1 to 49	15	24	23	20
50 to 99	0	0	0	0
100 to 199	1	0	0	0
>200	0	0	0	0
Total	64	63	64	64

The performance data above for the Teucrium Corn Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

SOYB Bid / Ask Midpoint in Relation to NAV
Premium / Discount Range (Basis Points)	Number of Trading Days in the Quarter
	01/01 to 03/31/2021	04/01 to 06/30/2021	07/01 to 09/30/2021	10/01 to 12/31/2021
<-200	0	0	0	0
-100 to -199	0	0	0	0
-50 to -99	0	0	0	0
-1 to -49	32	39	39	27
0	1	5	4	9
1 to 49	27	19	21	28
50 to 99	1	0	0	0
100 to 199	0	0	0	0
>200	0	0	0	0
Total	61	63	64	64

The performance data above for the Teucrium Soybean Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

CANE Bid / Ask Midpoint in Relation to NAV
Premium / Discount Range (Basis Points)	Number of Trading Days in the Quarter
	01/01 to 03/31/2021	04/01 to 06/30/2021	07/01 to 09/30/2021	10/01 to 12/31/2021
<-200	0	0	0	0
-100 to -199	0	0	0	0
-50 to -99	3	4	3	2
-1 to -49	24	29	31	41
0	1	3	0	1
1 to 49	29	26	29	18
50 to 99	4	1	1	2
100 to 199	0	0	0	0
>200	0	0	0	0
Total	61	63	64	64

The performance data above for the Teucrium Sugar Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

WEAT Bid / Ask Midpoint in Relation to NAV
Premium / Discount Range (Basis Points)	Number of Trading Days in the Quarter
	01/01 to 03/31/2021	04/01 to 06/30/2021	07/01 to 09/30/2021	10/01 to 12/31/2021
<-200	0	0	0	0
-100 to -199	0	0	0	0
-50 to -99	1	1	2	0
-1 to -49	39	34	43	30
0	0	3	1	1
1 to 49	21	25	18	32
50 to 99	0	0	0	1
100 to 199	0	0	0	0
>200	0	0	0	0
Total	61	63	64	64

The performance data above for the Teucrium Wheat Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

TAGS Bid / Ask Midpoint in Relation to NAV
Premium / Discount Range (Basis Points)	Number of Trading Days in the Quarter
	01/01 to 03/31/2021	04/01 to 06/30/2021	07/01 to 09/30/2021	10/01 to 12/31/2021
<-200	0	0	0	0
-100 to -199	0	0	0	0
-50 to -99	0	0	3	0
-1 to -49	6	26	39	25
0	0	2	3	2
1 to 49	30	33	19	33
50 to 99	13	2	0	3
100 to 199	11	0	0	1
>200	1	0	0	0
Total	61	63	64	64

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

Off Balance Sheet Financing

As of December 31, 2021, neither the Trust nor any of the Funds has any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Funds. While the exposure of each Fund under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial positions of each Fund.

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

The impact of COVID-19 continues to evolve, and such events can be highly disruptive to economies and markets, significantly disrupt the operations of individual companies (including, but not limited to, the Funds’ Sponsor and third party service providers), sectors, industries, markets, securities and commodity exchanges, currencies, interest and inflation rates, credit ratings, investor sentiment, and other factors affecting the value of the Funds’ investments. These factors could cause substantial market volatility, exchange trading suspensions and closures that could impact the ability of the Funds to complete redemptions and otherwise affect Fund performance and Fund trading in the secondary market. A widespread crisis may also affect the global economy in ways that cannot necessarily be foreseen at the current time. How long such events will last and whether they will continue or recur cannot be predicted. Impacts from these events could have significant impact on a Fund’s performance, resulting in losses to your investment. The global economic impacts of past, current and future may cause the underlying assumptions and expectations of the Funds to become outdated quickly or inaccurate, resulting in significant losses.

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

E D & F Man is the Funds’ FCM and the clearing broker to execute and clear the Funds’ futures and provide other brokerage-related services.

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

The tables below present a quantitative analysis of hypothetical impact of price decreases and increases in each of the commodity futures contracts held by each of the Funds, or the Underlying Funds in the case of TAGS, on the actual holdings and NAV per share as of December 31, 2021. For purposes of this analysis, all futures contracts held by the Funds and the Underlying Funds are assumed to change by the same percentage. In addition, the cash held by the Funds and any management fees paid to the Sponsor are assumed to remain constant and not impact the NAV per share. There may be very slight and immaterial differences, due to rounding, in the tables presented below.

Quantitative Risk Analysis

CORN:

	December 31, 2021 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of December 31, 2021	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Corn Futures MAY22	1,418	$5.9500	$42,185,500	$37,966,950	$35,857,675	$33,748,400	$46,404,050	$48,513,325	$50,622,600
CBOT Corn Futures JUL22	1,218	$5.9350	$36,144,150	$32,529,735	$30,722,528	$28,915,320	$39,758,565	$41,565,773	$43,372,980
CBOT Corn Futures DEC22	1,558	$5.4600	$42,533,400	$38,280,060	$36,153,390	$34,026,720	$46,786,740	$48,913,410	$51,040,080
Total CBOT Corn Futures			$120,863,050	$108,776,745	$102,733,593	$96,690,440	$132,949,355	$138,992,508	$145,035,660

Shares outstanding			5,600,004	5,600,004	5,600,004	5,600,004	5,600,004	5,600,004	5,600,004

Net Asset Value per Share attributable directly to CBOT Corn Futures			$21.58	$19.42	$18.35	$17.27	$23.74	$24.82	$25.90
Total Net Asset Value per Share as reported			$21.58
Change in the Net Asset Value per Share				$(2.16)	$(3.24)	$(4.32)	$2.16	$3.24	$4.32

Percent Change in the Net Asset Value per Share				-10.00%	-15.00%	-20.00%	10.00%	15.00%	20.00%

SOYB:

	December 31, 2021 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of December 31, 2021	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Soybean Futures MAR22	234	$13.3925	$15,669,225	$14,102,303	$13,318,841	$12,535,380	$17,236,148	$18,019,609	$18,803,070
CBOT Soybean Futures MAY22	199	$13.4900	$13,422,550	$12,080,295	$11,409,168	$10,738,040	$14,764,805	$15,435,933	$16,107,060
CBOT Soybean Futures NOV22	250	$12.6925	$15,865,625	$14,279,063	$13,485,781	$12,692,500	$17,452,188	$18,245,469	$19,038,750
Total CBOT Soybean Futures			$44,957,400	$40,461,661	$38,213,790	$35,965,920	$49,453,141	$51,701,011	$53,948,880

Shares outstanding			1,975,004	1,975,004	1,975,004	1,975,004	1,975,004	1,975,004	1,975,004

Net Asset Value per Share attributable directly to CBOT Soybean Futures			$22.76	$20.49	$19.35	$18.21	$25.04	$26.18	$27.32
Total Net Asset Value per Share as reported			$22.77
Change in the Net Asset Value per Share				$(2.28)	$(3.41)	$(4.55)	$2.28	$3.41	$4.55

Percent Change in the Net Asset Value per Share				-10.00%	-14.99%	-19.99%	10.00%	14.99%	19.99%

CANE:

	December 31, 2021 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of December 31, 2021	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
ICE #11 Sugar Futures MAY22	381	$0.1860	$7,936,992	$7,143,293	$6,746,443	$6,349,594	$8,730,691	$9,127,541	$9,524,390
ICE #11 Sugar Futures JUL22	331	$0.1839	$6,817,541	$6,135,787	$5,794,910	$5,454,033	$7,499,295	$7,840,172	$8,181,049
ICE #11 Sugar Futures MAR23	392	$0.1843	$8,091,507	$7,282,356	$6,877,781	$6,473,206	$8,900,658	$9,305,233	$9,709,808
Total ICE #11 Sugar Futures			$22,846,040	$20,561,436	$19,419,134	$18,276,833	$25,130,644	$26,272,946	$27,415,247

Shares outstanding			2,475,004	2,475,004	2,475,004	2,475,004	2,475,004	2,475,004	2,475,004

Net Asset Value per Share attributable directly to ICE #11 Sugar Futures			$9.23	$8.31	$7.85	$7.38	$10.15	$10.62	$11.08
Total Net Asset Value per Share as reported			$9.23
Change in the Net Asset Value per Share				$(0.92)	$(1.38)	$(1.85)	$0.92	$1.38	$1.85

Percent Change in the Net Asset Value per Share				-10.00%	-15.01%	-20.01%	10.00%	15.01%	20.01%

WEAT:

	December 31, 2021 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of December 31, 2021	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Wheat Futures MAY22	687	$7.7425	$26,595,488	$23,935,939	$22,606,165	$21,276,390	$29,255,037	$30,584,811	$31,914,586
CBOT Wheat Futures JUL22	593	$7.6450	$22,667,425	$20,400,683	$19,267,311	$18,133,940	$24,934,168	$26,067,539	$27,200,910
CBOT Wheat Futures DEC22	686	$7.7000	$26,411,000	$23,769,900	$22,449,350	$21,128,800	$29,052,100	$30,372,650	$31,693,200
Total CBOT Wheat Futures			$75,673,913	$68,106,522	$64,322,826	$60,539,130	$83,241,305	$87,025,000	$90,808,696

Shares outstanding			10,250,004	10,250,004	10,250,004	10,250,004	10,250,004	10,250,004	10,250,004

Net Asset Value per Share attributable directly to CBOT Wheat Futures			$7.38	$6.64	$6.28	$5.91	$8.12	$8.49	$8.86
Total Net Asset Value per Share as reported			$7.38
Change in the Net Asset Value per Share				$(0.74)	$(1.11)	$(1.48)	$0.74	$1.11	$1.48

Percent Change in the Net Asset Value per Share				-10.01%	-15.01%	-20.01%	10.01%	15.01%	20.01%

TAGS:

	December 31, 2021 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of December 31, 2021	Number of Shares Held	Closing NAV	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value
Teucrium Corn Fund	163,930	$21.58	$3,537,560	$3,183,804	$3,006,926	$2,830,048	$3,891,316	$4,068,194	$4,245,072
Teucrium Soybean Fund	155,374	$22.77	$3,538,006	$3,184,205	$3,007,305	$2,830,405	$3,891,806	$4,068,707	$4,245,607
Teucrium Sugar Fund	389,317	$9.23	$3,591,878	$3,232,690	$3,053,096	$2,873,502	$3,951,065	$4,130,659	$4,310,253
Teucrium Wheat Fund	475,836	$7.38	$3,510,575	$3,159,518	$2,983,989	$2,808,460	$3,861,633	$4,037,162	$4,212,690
Total value of shares of the Underlying Funds			$14,178,019	$12,760,217	$12,051,316	$11,342,415	$15,595,820	$16,304,722	$17,013,622

Shares outstanding			525,002	525,002	525,002	525,002	525,002	525,002	525,002

Net Asset Value per Share attributable directly to shares of the Underlying Funds			$27.01	$24.31	$22.95	$21.60	$29.71	$31.06	$32.41
Total Net Asset Value per Share as reported			$27.01
Change in the Net Asset Value per Share				$(2.70)	$(4.05)	$(5.40)	$2.70	$4.05	$5.40

Percent Change in the Net Asset Value per Share				-10.00%	-15.00%	-20.00%	10.00%	15.00%	20.00%

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

The Sponsor, on behalf of the Teucrium Commodity Trust and each of the Funds that is a series of the Trust, assessed the effectiveness of both the Trust’s and each Fund’s internal control over financial reporting as of December 31, 2021. In making this assessment, it used the criteria in the Internal Control - Integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the assessment, management of the Sponsor believes that, as of December 31, 2021, the internal control over financial reporting of both the Trust and each of the Fund that is a series of the Trust is effective.

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

Management of the Sponsor, including Sal Gilbertie, Principal Executive Officer of the Sponsor, and Cory Mullen-Rusin, Principal Financial Officer of the Sponsor, who perform functions equivalent to those of a principal executive officer and principal financial officer of the Trust if the Trust had any officers, assessed the effectiveness of the Trust’s and each Fund’s internal control over financial reporting as of December 31, 2021. In making this assessment, it used the criteria in the Internal Control - Integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the assessment, Management believes that, as of December 31, 2021, the internal control over financial reporting is effective for the Trust and each Fund thereof.

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

Suite 215

Burlington, Vermont 05401

Phone: (802) 540-0019

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors and executive officers of the Sponsor and persons who are beneficial owners of at least 10% a Fund’s Shares to file with the SEC an Initial Statement of Beneficial Ownership of Securities on Form 3 within ten calendar days of first becoming a director, executive officer or beneficial owner of at least 10% of a Fund’s Shares and a Statement of Changes in Beneficial Ownership of Securities on Form 4 within two business days of a subsequent acquisition or disposition of Shares of a Fund and, unless all reportable transactions were previously reported on Form 3 or Form 4, an Annual Statement of Changes in Beneficial Ownership of Securities on Form 5 within 45 days after the Trust’s fiscal year-end. For the year ended December 31, 2021, based solely on a review of the Section 16(a) reports furnished to the Trust and written representation by the Trust’s Section 16(a) reporting persons, to the best knowledge of the Sponsor, all such filings have been made within these prescribed timeframes.

Item 11. Executive Compensation

The Trust does not directly compensate any of the executive officers of the Sponsor. The executive officers of the Sponsor are compensated by the Sponsor for the work they perform on behalf of the Trust. The Trust does not set the amount or form of any portion of the compensation paid to the executive officers by the Sponsor. Each of the series of the Trust, except for TAGS, is obligated to pay a management fee to the Sponsor at an annualized rate of 1.00% of average daily net assets. The Sponsor has the right to elect to waive the management fee for any Fund; that election may be changed by the Sponsor. For 2021, the Funds recognized $3,246,117 in management fees to the Sponsor. In addition to the management fee, each Fund reimburses the Sponsor for expenses related to the operation of the Fund. These related party expenses are discussed in the Notes to the Financial Statements for the Trust and each Fund in Part II of this filing.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

a.

Security Ownership of Certain Beneficial Owners. The following table sets forth information with respect to each person known to own beneficially more than 5% of the outstanding shares of any series in the Trust as of December 31, 2021, based on information known to the Sponsor.

(1) Title of Class	(2) Name and Address of Beneficial Ownership	(3) Amount and Nature of Beneficial Ownership	(4) Percent Class
SOYB	REY-JEN CHEN AND ANGELA TZU MEI CHEN, VANCOUVER, CANADA	100,000(1)	5.06%
SOYB	SUSQUEHANNA SECURITIES LLC, BALA CYNWYD, PA	242,182(1)	12.26%
SOYB	TEUCRIUM AGRICULTURAL FUND, BURLINGTON, VT	155,374(1)	7.87%
TAGS	CITIBANK PRIVATE BANK NA, NEW YORK, NY	51,500(1)	9.81%
CANE	TEUCRIUM AGRICULTURAL FUND, BURLINGTON, VT	389,317(1)	15.73%
CANE	KOREA SECURITIES DEPOSITORY, BUSAN, KOREA	144,804(1)	5.85%

(1) These individuals and entities have not filed any public reports with the SEC.

b.	Security Ownership of Management

The following table sets forth information regarding the beneficial ownership of shares by the executive officers of the Sponsor as of December 31, 2021. Except as listed, no other executive officer of the Sponsor is a beneficial owner of shares of any series of the Trust.

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and nature of Beneficial Ownership	(4) Percent of Class
CORN	Sal Gilbertie	701 common units	*
SOYB	Sal Gilbertie	100 common units	*
CANE	Sal Gilbertie	500 common units	*
WEAT	Sal Gilbertie	200 common units	*
TAGS	Sal Gilbertie	2,300 common units	*

* Less than 1%.

c.	Change in Control.

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

Item 14. Principal Accountant and Audit Fees and Services

Fees paid for services performed by Grant Thornton and PricewaterhouseCoopers, for the years ended December 31, 2021 and December 31, 2020 were:

	Year Ended	Year Ended
	December 31, 2021	December 31, 2020
Audit Fees	$455,700	$480,900
Tax Fees	$536,835	$435,230

The Sponsor approved all services provided by Grant Thornton and PricewaterhouseCoopers, above. The Sponsor preapproves all audit, non-audit, tax preparation, and tax accounting services, if any, of the Trust’s independent registered public accounting firm and tax accounting firm, including all engagement fees and terms.

PART IV

Item 15. Exhibits and Financial Statements Schedules

The following exhibits are filed as part of this report as required under Item 601 of Regulation S-K:

3.1	Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Registrant. (1)

3.2	Certificate of Trust of the Registrant. (2)

3.3	Instrument Establishing Teucrium Sugar Fund, Teucrium Wheat Fund, Teucrium Soybean Fund, Teucrium Natural Gas Fund and Teucrium WTI Crude Oil Fund. (3)

3.4	Instrument Establishing Teucrium Agricultural Fund (4)

10.1	Form of Authorized Purchaser Agreement. (9)

10.2	Distribution Services Agreement. (5)

10.3	Amended and Restated Distribution Services Agreement. (6)

10.4	Amendment to Amended and Restated Distribution Services Agreement. (7)

10.5	Second Amendment to Amended and Restated Distribution Services Agreement (8)

10.6	Third Amendment to Amended and Restated Distribution Services Agreement (10)

10.7	Fourth Amendment to Amended and Restated Distribution Services Agreement (11)

10.8	Fifth Amendment to Amended and Restated Distribution Services Agreement (13)

10.9	Custody Agreement. (12)

10.10	First Amendment to the Custody Agreement (14)

10.11	Fund Accounting Servicing Agreement (12)

10.12	First Amendment to the Accounting Servicing Agreement (14)

10.13	Transfer Agent Servicing Agreement (12)

10.14	First Amendment to the Transfer Agent Servicing Agreement (14)

10.15	Fund Administration Servicing Agreement (12)

10.16	First Amendment to the Fund Administration Servicing Agreement (14)

31.1	Certification by the Principal Executive Officer of the Registrant pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.(15)

31.2	Certification by the Principal Financial Officer of the Registrant pursuant to Rules 13a-14 and 15d-14 of the Exchange Act. (15)

32.1	Certification by the Principal Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (15)

32.2	Certification by the Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (15)

101.INS	XBRL Instance Document (15)

101.SCH	XBRL Taxonomy Extension Schema (15)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (15)

101.DEF	XBRL Taxonomy Definition Linkbase (15)

101.LAB	XBRL Taxonomy Extension Label Linkbase (15)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (15)

(1)	Previously filed as like-numbered exhibit to Pre-Effective Amendment No. 2 to Registration Statement No. 333-230623, filed on April 26, 2019 and incorporated by reference herein.

(2)	Previously filed as like-numbered exhibit to Registration Statement No. 333-162033, filed on September 21, 2009 and incorporated by reference herein.

(3)	Previously filed as like-numbered exhibit to Pre-Effective Amendment No. 1 to Registration Statement No. 333-167590, filed on March 9, 2011 and incorporated by reference herein.

(4)	Previously filed as Exhibit 3.3 to Registration Statement No. 333-173691, filed on April 25, 2011 and incorporated by reference herein.

(5)	Previously filed as Exhibit 10.2 to Post-Effective Amendment No. 1 to Registration Statement No. 333-162033, filed on October 22, 2010 and incorporated by reference herein.

(6)	Previously filed as Exhibit 10.2(1) to Registrant’s Current Report on Form 8-K for the Teucrium Corn Fund, filed on November 1, 2011 and incorporated herein by reference.

(7)	Previously filed as Exhibit 10.2(2) to Registrant’s Current Report on Form 8-K for the Teucrium Corn Fund, filed on November 1, 2011 and incorporated by reference herein.

(8)	Previously filed as Exhibit 10.2(3) to Registrant’s Current Report on Form 8-K for the Teucrium Corn Fund, filed on November 1, 2011 and incorporated by reference herein.

(9)	Previously filed as like-numbered exhibit to Pre-Effective Amendment No. 1 to Registration Statement No. 333-173691, filed on December 5, 2011.

(10)	Previously filed as Exhibit 10.5 to Pre-Effective Amendment No.1 to Registration Statement No. 333-187463, filed on April 26, 2013.

(11)	Previously filed as Exhibit to 10.9 to Registration Statement No. 333-201953, filed on February 9, 2015 and incorporated by reference herein.

(12)	Previously filed as like-numbered exhibit to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2015, filed on March 16, 2016.

(13)	Previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed on March 10, 2021, and incorporated by reference herein.

(14)	Previously filed as like-numbered exhibit to Registrant's Report on Form 10-K for the fiscal year ended December 31, 2020, filed on March 16, 2021.

(15)	Filed herein.

TEUCRIUM COMMODITY TRUST

FINANCIAL STATEMENTS AS OF DECEMBER 31, 2021

GRANT THORNTON LLP 757 Third Ave., 9th Floor New York, NY 10017 D+1 212 599 0100 F+1 212 370 4520

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor and Shareholders of

Teucrium Commodity Trust

Opinion on the financial statements

We have audited the accompanying combined statements of assets and liabilities, including the combined schedules of investments, of Teucrium Commodity Trust (a Delaware statutory Trust) (the “Trust”) as of December 31, 2021 and 2020, the related combined statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GRANT THORNTON LLP

We have served as the Trust’s auditor since 2014.

New York, New York

March 16, 2022

GT.COM	Grant Thornton LLP is the U.S. member firm of Grant Thornton International Ltd (GTIL). GTIL and each of its member firms are separate legal entities and are not a worldwide partnership.

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2021	December 31, 2020

Assets
Cash and cash equivalents	$252,211,943	$309,378,295
Interest receivable	16,982	16,982
Other assets	1,000	38
Capital shares receivable	-	307,830
Equity in trading accounts:
Commodity futures contracts	13,415,301	42,424,697
Due from broker	613,126	-
Total equity in trading accounts	14,028,427	42,424,697
Total assets	$266,258,352	$352,127,842

Liabilities
Management fee payable to Sponsor	$227,779	$264,709
Payable for purchases of commercial paper	-	9,995,298
Other liabilities	129,453	71,568
Payable for Shares redeemed	-	4,404,915
Equity in trading accounts:
Commodity futures contracts	735,475	-
Due to broker	888,877	27,278,158
Total equity in trading accounts	1,624,352	27,278,158
Total liabilities	1,981,584	42,014,648

Net Assets	$264,276,768	$310,113,194

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED SCHEDULE OF INVESTMENTS

December 31, 2021

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X 0.026% (cost $30,443,449)	$30,443,449	11.52%	30,443,449
Goldman Sachs Financial Square Government Fund - Institutional Class 0.030% (cost $2,525,384)	2,525,384	0.96	2,525,384
Total money market funds	$32,968,833	12.48%

			Principal Amount
Commercial Paper
Albemarle Corporation 0.181% (cost: $9,996,324 due 01/31/2022)	$9,998,489	3.78%	10,000,000
Albemarle Corporation 0.200% (cost: $4,998,834 due 01/11/2022)	4,999,722	1.89	5,000,000
Brookfield Infrastructure Holdings (Canada) Inc. 0.170% (cost: $2,499,021 due 01/25/2022)	2,499,717	0.95	2,500,000
Conagra Brands, Inc. 0.160% (cost: $7,497,300 due 01/05/2022)	7,499,867	2.84	7,500,000
Conagra Brands, Inc. 0.150% (cost: $4,998,710 due 01/18/2022)	4,999,646	1.89	5,000,000
General Motors Financial Company, Inc. 0.160% (cost: $4,998,000 due 01/06/2022)	4,999,889	1.89	5,000,000
General Motors Financial Company, Inc. 0.200% (cost: $9,995,111 due 01/31/2022)	9,998,333	3.78	10,000,000
General Motors Financial Company, Inc. 0.160% (cost: $4,998,800 due 01/03/2022)	4,999,956	1.89	5,000,000
Harley-Davidson Financial Services, Inc. 0.167% (cost: $9,996,061 due 01/13/2022)	9,999,444	3.78	10,000,000
Harley-Davidson Financial Services, Inc. 0.170% (cost: $4,997,876 due 02/01/2022)	4,999,268	1.89	5,000,000
Harley-Davidson Financial Services, Inc. 0.250% (cost: $4,997,328 due 03/02/2022)	4,997,918	1.89	5,000,000
Humana Inc. 0.140% (cost: $4,998,425 due 01/07/2022)	4,999,883	1.89	5,000,000
Jabil Inc. 0.250% (cost: $2,499,219 due 01/20/2022)	2,499,670	0.95	2,500,000
Jabil Inc. 0.300% (cost: $7,496,063 due 02/08/2022)	7,497,625	2.84	7,500,000
Jabil Inc. 0.310% (cost: $4,996,900 due 02/25/2022)	4,997,632	1.89	5,000,000
Viatris Inc. 0.250% (cost: $4,997,466 due 02/11/2022)	4,998,577	1.89	5,000,000
Viatris Inc. 0.300% (cost: $4,996,625 due 02/11/2022)	4,998,292	1.89	5,000,000
Viatris Inc. 0.310% (cost: $4,996,986 due 03/01/2022)	4,997,460	1.89	5,000,000
Viatris Inc. 0.200% (cost: $4,998,584 due 01/21/2022)	4,999,444	1.89	5,000,000
WGL Holdings, Inc. 0.220% (cost: $4,998,686 due 01/12/2022)	4,999,664	1.89	5,000,000
WGL Holdings, Inc. 0.187% (cost: $4,998,700 due 01/06/2022)	4,999,870	1.89	5,000,000
Total Commercial Paper (total cost: $119,951,019)	$119,980,366	45.38%
Total Cash Equivalents	$152,949,199	57.86%

			Notional Amount (Long Exposure)
Commodity futures contracts
United States corn futures contracts
CBOT corn futures MAY22 (1,418 contracts)	$3,767,282	1.43%	$42,185,500
CBOT corn futures JUL22 (1,218 contracts)	196,244	0.07	36,144,150
CBOT corn futures DEC22 (1,558 contracts)	1,973,026	0.75	42,533,400

United States soybean futures contracts
CBOT soybean futures MAR22 (234 contracts)	591,547	0.22	15,669,225
CBOT soybean futures MAY22 (199 contracts)	1,008,504	0.38	13,422,550
CBOT soybean futures NOV22 (250 contracts)	1,084,800	0.41	15,865,625

United States sugar futures contracts
ICE sugar futures MAY22 (381 contracts)	225,299	0.09	7,936,992
ICE sugar futures MAR23 (392 contracts)	853,927	0.32	8,091,507

United States wheat futures contracts
CBOT wheat futures MAY22 (687 contracts)	1,809,796	0.68	26,595,488
CBOT wheat futures DEC22 (686 contracts)	1,904,876	0.72	26,411,000
Total commodity futures contracts	$13,415,301	5.07%	$234,855,437

Description: Liabilities	Fair Value	Percentage of Net Assets	Notional Amount (Long Exposure)

Commodity futures contracts
United States sugar futures contracts
ICE sugar futures JUL22 (331 contracts)	$80,506	0.03%	$6,817,541

United States wheat futures contracts
CBOT wheat futures JUL22 (593 contracts)	654,969	0.25	22,667,425
Total commodity futures contracts	$735,475	0.28%	$29,484,966

Exchange-traded funds*			Shares
Teucrium Corn Fund	$3,537,560	1.34%	163,930
Teucrium Soybean Fund	3,538,006	1.34	155,374
Teucrium Sugar Fund	3,591,878	1.36	389,317
Teucrium Wheat Fund	3,510,575	1.33	475,836
Total exchange-traded funds (cost $12,799,498)	$14,178,019	5.37%

*The Trust eliminates the shares owned by the Teucrium Agricultural Fund from its combined statements of assets and liabilities due to the fact that these represent holdings of the Underlying Funds owned by the Teucrium Agricultural Fund, which are included as shares outstanding of the Underlying Funds.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED SCHEDULE OF INVESTMENTS

December 31, 2020

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X 0.04% (cost $56,055,737)	$56,055,737	18.08%	56,055,737
Blackrock Liquidity FedFund - Institutional Class 0.005% (cost $5,065,941)	5,065,941	1.63	5,065,941
Total money market funds	$61,121,678	19.71%

			Principal Amount
Commercial Paper
Energy Transfer Operating, L.P. 0.501% (cost: $7,496,667 due 01/29/2021)	$7,497,084	2.42%	7,500,000
Energy Transfer Operating, L.P. 0.421% (cost: $4,997,725 due 01/29/2021)	4,998,366	1.61	5,000,000
Energy Transfer Operating, L.P. 0.501% (cost: $7,496,771 due 02/05/2021)	7,496,771	2.42	7,500,000
General Motors Financial Company, Inc. 0.400% (cost: $4,995,890 due 01/04/2021)	4,999,834	1.61	5,000,000
General Motors Financial Company, Inc. 0.411% (cost: $4,996,356 due 01/08/2021)	4,999,602	1.61	5,000,000
General Motors Financial Company, Inc. 0.471% (cost: $7,491,612 due 01/20/2021)	7,498,140	2.42	7,500,000
General Motors Financial Company, Inc. 0.471% (cost: $2,497,062 due 01/25/2021)	2,499,217	0.81	2,500,000
Harley-Davidson Financial Services, Inc. 0.310% (cost: $7,994,903 due 01/05/2021)	7,999,725	2.58	8,000,000
Harley-Davidson Financial Services, Inc. 0.250% (cost: $9,993,749 due 01/11/2021)	9,999,305	3.22	10,000,000
Harley-Davidson Financial Services, Inc. 0.270% (cost: $1,999,025 due 01/20/2021)	1,999,715	0.64	2,000,000
Hyundai Capital America, Inc. 0.150% (cost: $7,497,595 due 02/01/2021)	7,499,031	2.42	7,500,000
Hyundai Capital America, Inc. 0.170% (cost: $9,996,980 due 02/03/2021)	9,998,443	3.22	10,000,000
Jabil Inc. 0.430% (cost: $9,994,507 due 01/29/2021)	9,996,656	3.22	10,000,000
Jabil Inc. 0.501% (cost: $7,491,459 due 02/24/2021)	7,494,375	2.42	7,500,000
Jabil Inc. 0.401% (cost: $2,498,528 due 02/26/2021)	2,498,528	0.81	2,500,000
Marathon Petroleum Corporation 0.350% (cost: $7,496,063 due 02/01/2021)	7,497,739	2.42	7,500,000
Marathon Petroleum Corporation 0.381% (cost: $12,490,368 due 02/26/2021)	12,492,610	4.03	12,500,000
Viatris Inc. 0.372% (cost: $9,994,117 due 02/26/2021)	9,994,220	3.22	10,000,000
Viatris Inc. 0.451% (cost: $4,994,438 due 03/22/2021)	4,995,000	1.61	5,000,000
WGL Holdings, Inc. 0.200% (cost: $2,499,528 due 01/26/2021)	2,499,653	0.81	2,500,000
WGL Holdings, Inc. 0.200% (cost: $2,499,417 due 01/27/2021)	2,499,639	0.81	2,500,000
Walgreens Boots Alliance, Inc. 0.246% (cost: $14,993,143 due 03/05/2021)	14,993,553	4.83	15,000,000
Total Commercial Paper (total cost: $152,405,903)	$152,447,206	49.16%
Total Cash Equivalents	$213,568,884	68.87%

			Notional Amount (Long Exposure)
Commodity futures contracts
United States corn futures contracts
CBOT corn futures MAY21 (2,004 contracts)	$9,160,307	2.95%	$48,421,650
CBOT corn futures JUL21 (1,727 contracts)	4,516,403	1.46	41,469,588
CBOT corn futures DEC21 (2,226 contracts)	6,477,896	2.09	48,387,675

United States soybean futures contracts
CBOT soybean futures MAR21 (479 contracts)	7,011,407	2.26	31,398,450
CBOT soybean futures MAY21 (411 contracts)	3,404,313	1.10	26,853,712
CBOT soybean futures NOV21 (557 contracts)	4,708,506	1.52	30,962,238

United States sugar futures contracts
ICE sugar futures MAY21 (272 contracts)	550,868	0.18	4,472,115
ICE sugar futures JUL21 (241 contracts)	345,612	0.11	3,830,165
ICE sugar futures MAR22 (279 contracts)	511,223	0.16	4,459,090

United States wheat futures contracts
CBOT wheat futures MAY21 (765 contracts)	2,297,658	0.74	24,460,875
CBOT wheat futures JUL21 (668 contracts)	687,506	0.22	20,983,550
CBOT wheat futures DEC21 (767 contracts)	2,752,998	0.89	24,419,363
Total commodity futures contracts	$42,424,697	13.68%	$310,118,471

Description: Liabilities	Fair Value	Percentage of Net Assets	Notional Amount (Long Exposure)

Exchange-traded funds*			Shares
Teucrium Corn Fund	$401,787	0.13%	25,858
Teucrium Soybean Fund	401,177	0.13	20,581
Teucrium Sugar Fund	383,816	0.12	57,124
Teucrium Wheat Fund	395,482	0.13	64,237
Total exchange-traded funds (cost $1,586,899)	$1,582,262	0.51%

*The Trust eliminates the shares owned by the Teucrium Agricultural Fund from its combined statements of assets and liabilities due to the fact that these represent holdings of the Underlying Funds owned by the Teucrium Agricultural Fund, which are included as shares outstanding of the Underlying Funds.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF OPERATIONS

	Year ended	Year ended	Year ended
	December 31, 2021	December 31, 2020	December 31, 2019
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$117,839,481	$25,091,898	$(19,460,504)
Net change in unrealized (depreciation) appreciation on commodity futures contracts	(29,744,871)	35,293,415	11,931,134
Interest income	541,938	1,350,681	4,081,233
Total income (loss)	88,636,548	61,735,994	(3,448,137)

Expenses
Management fees	3,246,117	2,185,437	1,674,357
Professional fees	1,089,756	1,266,367	1,191,133
Distribution and marketing fees	3,281,450	2,826,548	2,632,221
Custodian fees and expenses	363,000	369,293	351,514
Business permits and licenses fees	123,465	213,173	103,438
General and administrative expenses	301,580	297,679	250,644
Brokerage commissions	-	-	41,273
Other expenses	17	2,811	24,204
Total expenses	8,405,385	7,161,308	6,268,784

Expenses waived by the Sponsor	(2,183,856)	(1,580,551)	(326,705)

Total expenses, net	6,221,529	5,580,757	5,942,079

Net income (loss)	$82,415,019	$56,155,237	$(9,390,216)

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF CHANGES IN NET ASSETS

	Year ended	Year ended	Year ended
	December 31, 2021	December 31, 2020	December 31, 2019
Operations
Net income (loss)	$82,415,019	$56,155,237	$(9,390,216)
Capital transactions
Issuance of Shares	176,346,175	305,719,849	70,773,761
Redemption of Shares	(293,409,949)	(219,645,122)	(43,731,253)
Net change in the cost of the Underlying Funds	(11,187,671)	(23,367)	3,145
Total capital transactions	(128,251,445)	86,051,360	27,045,653

Net change in net assets	(45,836,426)	142,206,597	17,655,437

Net assets, beginning of period	310,113,194	167,906,597	150,251,160

Net assets, end of period	$264,276,768	$310,113,194	$167,906,597

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF CASH FLOWS

	Year ended	Year ended	Year ended
	December 31, 2021	December 31, 2020	December 31, 2019
Cash flows from operating activities:
Net income (loss)	$82,415,019	$56,155,237	$(9,390,216)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on commodity futures contracts	29,744,871	(35,293,415)	(11,931,134)
Changes in operating assets and liabilities:
Due from broker	(613,126)	4,252	10,968,023
Interest receivable	-	(16,732)	(137)
Other assets	(962)	9,681	14,736
Due to broker	(26,389,281)	22,138,032	5,140,126
Management fee payable to Sponsor	(36,930)	122,811	6,635
Payable for purchases of commercial paper	(9,995,298)	9,995,298	(14,951,548)
Other liabilities	57,885	32,801	(70,575)
Net cash provided by (used in) operating activities	75,182,178	53,147,965	(20,214,090)

Cash flows from financing activities:
Proceeds from sale of Shares	176,654,005	305,412,019	70,773,761
Redemption of Shares	(297,814,864)	(215,240,207)	(43,731,253)
Net change in cost of the Underlying Funds	(11,187,671)	(23,367)	3,145
Net cash (used in) provided by financing activities	(132,348,530)	90,148,445	27,045,653

Net change in cash and cash equivalents	(57,166,352)	143,296,410	6,831,563
Cash and cash equivalents, beginning of period	309,378,295	166,081,885	159,250,322
Cash and cash equivalents, end of period	$252,211,943	$309,378,295	$166,081,885

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

December 31, 2021

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

Note 2 - Principal Contracts and Agreements

The Sponsor employs U.S. Bank N.A. as the Custodian for the Funds. The principal business address for U.S. Bank N.A is 1555 North Rivercenter Drive, Suite 302, Milwaukee, Wisconsin 53212. U.S. Bank N.A. is a Wisconsin state-chartered bank subject to regulation by the Board of Governors of the Federal Reserve System and the Wisconsin State Banking Department. The principal address for U.S. Bancorp Fund Services, LLC doing business as U.S. Bank Global Fund Services (“Global Fund Services”) is 615 E. Michigan Street, Milwaukee, WI 53202. In addition, effective on the Conversion Date, Global Fund Services, a wholly owned subsidiary of U.S. Bank, commenced serving as administrator for each Fund, performing certain administrative, accounting services, and preparing certain SEC reports on behalf of the Funds, and also became the registrar and transfer agent for each Fund’s Shares. For such services, U.S. Bank and Global Fund Services will receive an asset-based fee, subject to a minimum annual fee.

For custody services, the Funds will pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and 0.0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to Global Fund Services 0.05% of average gross assets on the first $500 million, 0.04% on the next $500 million, 0.03% on the next $2 billion, and 0.02% on the balance over $3 billion annually. A combined minimum annual fee of up to $47,000 for custody, transfer agency, accounting and administrative services is assessed per Fund. These services are recorded in custodian fees and expenses on the combined statements of operations. A summary of these expenses is included below.

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

E D & F Man Capital Markets, Inc. (“E D & F Man”) serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. E D & F Man is registered as an FCM with the U.S. CFTC and is a member of the NFA. E D & F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of FINRA. E D & F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar and Wheat Futures Contracts E D & F Man is paid $9.00 per round turn. Prior to August 21, 2019, these expenses were recorded in brokerage commissions on the combined statements of operations. Beginning on August 21, 2019, these expenses were recognized on a per-trade basis. The half-turn is recognized as an unrealized loss on the combined statements of operations for contracts that have been purchased since the change in recognition, and a full turn is recognized as a realized loss on the combined statements of operations when a contract is sold. A summary of these expenses can be found below under the heading, Brokerage Commissions.

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

The Sponsor employs Thales Capital Partners LLC (“Thales”) for distribution and solicitation-related services. Thales is registered as a Broker-Dealer with the SEC and a member of Financial Industry Regulatory Authority (FINRA) and SIPC. Thales receives a quarterly fee of $18,750 or 0.10% of new assets raised in referred accounts for distribution and solicitation-related services. This fee based on new assets raised is determined by an agreed upon level of assets at the time of signing the contract. These services are recorded in distribution and marketing fees on the combined statements of operations. A summary of these expenses is included below:

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Amount Recognized for Custody Services	$363,000	$369,293	$351,514
Amount of Custody Services Waived	$120,850	$71,342	$24,397

Amount Recognized for Distribution Services	$186,531	$180,024	$161,317
Amount of Distribution Services Waived	$94,724	$68,140	$7,770

Amount Recognized for Wilmington Trust	$3,300	$3,300	$3,300
Amount of Wilmington Trust Waived	$991	$2,215	$243

Amount Recognized for Thales	$297,222	$116,901	$-
Amount of Thales Waived	$153,198	$57,988	$-

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

The Sponsor may invest a portion of cash in commercial paper, which is deemed a cash equivalent based on the rating and duration of contracts as described in the notes to the financial statements and reflected in cash and cash equivalents on the combined statements of assets and liabilities and in cash and cash equivalents cash on the combined statements of cash flows. Accretion on these investments is recognized using the effective interest method in U.S. dollars and included in interest income on the combined statements of operations.

The Sponsor may invest a portion of the cash held by the broker in short term Treasury Bills as collateral for open futures contracts. Accretion on these investments is recognized using the effective interest method in U.S. dollars and included in interest income on the combined statements of operations.

Brokerage Commissions

Beginning on August 21, 2019, the Sponsor began recognizing the expense for brokerage commissions for futures contract trades on a per-trade basis. Prior to the change, brokerage commissions on all open commodity futures contracts were accrued on the trade date and on a full-turn basis. The below table shows the amounts included on the statements of operations as total brokerage commissions paid inclusive of unrealized loss for the years ended December 31, 2021, 2020, and 2019.

	CORN	SOYB	CANE	WEAT	TAGS	TRUST
Year Ending December 31, 2021	$141,674	$29,889	$21,123	$47,448	$-	$240,134
Year Ending December 31, 2020	$149,619	$35,880	$14,681	$40,741	$1	$240,922
Year Ending December 31, 2019	$81,568	$12,219	$12,776	$41,004	$-	$147,567

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

The Funds are required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Funds file income tax returns in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2018 to 2021, the Funds remain subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Funds recording a tax liability that reduces net assets. Based on their analysis, the Funds have determined that they have not incurred any liability for unrecognized tax benefits for the years ended December 31, 2021, 2020, 2019, and 2018. However, the Funds’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Funds recognize interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized for the years ending December 31, 2021, 2020, 2019, and 2018.

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

	December 31, 2021	December 31, 2020	December 31, 2019
Money Market Funds	$32,968,833	$61,121,678	$3,060
Demand Deposit Savings Accounts	99,262,744	95,809,411	89,552,523
Commercial Paper	119,980,366	152,447,206	69,915,031
Treasury Bills	-	-	6,611,271
Total cash and cash equivalents as presented on the combined Statement of Assets and Liabilities	$252,211,943	$309,378,295	$166,081,885

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

Margin is the minimum amount of funds that must be deposited by a commodity interest trader with the trader’s broker to initiate and maintain an open position in futures contracts. A margin deposit acts to assure the trader’s performance of the futures contracts purchased or sold. Futures contracts are customarily bought and sold on initial margin that represents a relatively small percentage of the aggregate purchase or sales price of the contract. Because of such low margin requirements, price fluctuations occurring in the futures markets may create profits and losses that, in relation to the amount invested, are greater than those in other forms of investment or speculation. As discussed below, adverse price changes in a futures contract may result in margin requirements that greatly exceed the initial margin. In addition, the amount of margin required in connection with a particular futures contract is set from time to time by the exchange on which the contract is traded and may be modified from time to time by the exchange during the term of the contract. Brokerage firms, such as the Funds’ clearing brokers, carrying accounts for traders in commodity interest contracts generally require higher amounts of margin as a matter of policy to further protect themselves. Over the counter trading generally involves the extension of credit between counterparties, so the counterparties may agree to require the posting of collateral by one or both parties to address credit exposure.

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

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Recognized Related Party Transactions	$2,321,539	$2,279,672	$1,992,524
Waived Related Party Transactions	$1,052,715	$775,432	$137,711

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

	CORN	SOYB	CANE	WEAT	TAGS	Trust
Year Ended December 31, 2021	$1,060,261	$576,014	$134,294	$307,565	$105,722	$2,183,856
Year Ended December 31, 2020	$849,396	$399,518	$210,614	$81,190	$39,833	$1,580,551
Year Ended December 31, 2019	$15,639	$96,303	$171,746	$2,500	$40,517	$326,705

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

On December 31, 2021 and 2020, in the opinion of the Trust, the reported value at the close of the market for each commodity contract fairly reflected the value of the futures and no alternative valuations were required. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Funds consider the average volume of the specific underlying futures contracts traded on the relevant exchange for the years being reported.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-05: “Leases (Topic 842).” Under the amended guidance, a lessor should classify and account for a lease with variable lease payments that don’t depend on an index or a rate as an operating lease if the lease would’ve been classified as a sales-type lease or a direct financing lease in accordance with the lease classification guidance in Topic 842 and the lessor would’ve otherwise recognized a day-one loss. The amendment was early adopted for the quarter ended September 30, 2021; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Funds.

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

The FASB issued ASU 2020-01: Investments Equity Securities (Topic 321), Investments Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The amendments clarify the treatment of transactions that require a company to apply or discontinue the equity method of accounting. The amendments were early adopted for the quarter ended March 31, 2020; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Funds.

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

Note 4 - Fair Value Measurements

The Trust’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Trust’s significant accounting policies in Note 3. The following table presents information about the Trust’s assets and liabilities measured at fair value as of December 31, 2021 and December 31, 2020:

December 31, 2021

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2021
Cash Equivalents	$152,949,199	$-	$-	$152,949,199
Commodity Futures Contracts
Corn futures contracts	5,936,552	-	-	5,936,552
Soybean futures contracts	2,684,851	-	-	2,684,851
Sugar futures contracts	1,079,226	-	-	1,079,226
Wheat futures contracts	3,714,672	-	-	3,714,672
Total	$166,364,500	$-	$-	$166,364,500

Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2021
Commodity Futures Contracts
Sugar futures contracts	80,506	-	-	80,506
Wheat futures contracts	654,969	-	-	654,969
Total	$735,475	$-	$-	$735,475

December 31, 2020

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2020
Cash Equivalents	$213,568,884	$-	$-	$213,568,884
Commodity Futures Contracts
Corn futures contracts	20,154,606	-	-	20,154,606
Soybean futures contracts	15,124,226	-	-	15,124,226
Sugar futures contracts	1,407,703	-	-	1,407,703
Wheat futures contracts	5,738,162	-	-	5,738,162
Total	$255,993,581	$-	$-	$255,993,581

For the years ended December 31, 2021 and 2020, the Funds did not have any significant transfers between any of the levels of the fair value hierarchy. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

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

 Note 5 - Derivative Instruments and Hedging Activities

In the normal course of business, the Funds utilize derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Funds’ derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Funds are also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the years ended December 31, 2021 and 2020, the Funds invested only in commodity futures contracts specifically related to each Fund.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, E D & F Man as of December 31, 2021 and 2020. *The amount of collateral presented in Collateral, Due from Broker, is limited to the liability for the futures contracts and accordingly does not include the excess collateral pledged.

Offsetting of Financial Assets and Derivative Assets as of December 31, 2021

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Corn futures contracts	$5,936,552	$-	$5,936,552	$-	$-	$5,936,552
Soybean futures contracts	$2,684,851	$-	$2,684,851	$-	$675,169	$2,009,682
Sugar futures contracts	$1,079,226	$-	$1,079,226	$80,506	$-	$998,720
Wheat futures contracts	$3,714,672	$-	$3,714,672	$654,969	$213,708	$2,845,995

 Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2021

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity Price
Sugar futures contracts	$80,506	$-	$80,506	$80,506	$-	$-
Wheat futures contracts	$654,969	$-	$654,969	$654,969	$-	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2020

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Corn futures contracts	$20,154,606	$-	$20,154,606	$-	$12,973,828	$7,180,778
Soybean futures contracts	$15,124,226	$-	$15,124,226	$-	$11,257,566	$3,866,660
Sugar futures contracts	$1,407,703	$-	$1,407,703	$-	$475,661	$932,042
Wheat futures contracts	$5,738,162	$-	$5,738,162	$-	$2,571,103	$3,167,059

The following is a summary of realized and net change in unrealized gains (losses) of the derivative instruments utilized by the Trust:

Year ended December 31, 2021

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$65,827,118	$(14,218,054)
Soybeans futures contracts	27,370,674	(12,439,375)
Sugar futures contracts	6,223,228	(408,983)
Wheat futures contracts	18,418,461	(2,678,459)
Total commodity futures contracts	$117,839,481	$(29,744,871)

Year ended December 31, 2020

	Realized Gain (Loss) on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$5,882,216	$19,371,125
Soybean futures contracts	14,404,714	14,192,330
Sugar futures contracts	(656,937)	1,060,274
Wheat futures contracts	5,461,905	669,686
Total commodity futures contracts	$25,091,898	$35,293,415

Year ended December 31, 2019

	Realized (Loss) Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(9,512,148)	$1,973,406
Soybean futures contracts	(438,468)	742,746
Sugar futures contracts	113,747	161,106
Wheat futures contracts	(9,623,635)	9,053,876
Total commodity futures contracts	$(19,460,504)	$11,931,134

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $321.8 million in 2021, $224.9 million in 2020, and $167.2 million in 2019.

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

Note 7 - Detail of the net assets and shares outstanding of the Funds that are a series of the Trust

The following are the net assets and shares outstanding of each Fund that is a series of the Trust and, thus, in total, comprise the combined net assets of the Trust:

December 31, 2021

	Outstanding Shares	Net Assets
Teucrium Corn Fund	5,600,004	$120,846,256
Teucrium Soybean Fund	1,975,004	44,972,625
Teucrium Sugar Fund	2,475,004	22,834,664
Teucrium Wheat Fund	10,250,004	75,621,587
Teucrium Agricultural Fund:	525,002
Net assets including the investment in the Underlying Funds		14,179,655
Less: Investment in the Underlying Funds		(14,178,019)
Net for the Fund in the combined net assets of the Trust		1,636
Total		$264,276,768

December 31, 2020

	Outstanding Shares	Net Assets
Teucrium Corn Fund	8,900,004	$138,289,537
Teucrium Soybean Fund	4,575,004	89,178,862
Teucrium Sugar Fund	1,900,004	12,766,091
Teucrium Wheat Fund	11,350,004	69,876,578
Teucrium Agricultural Fund:	75,002
Net assets including the investment in the Underlying Funds		1,584,388
Less: Investment in the Underlying Funds		(1,582,262)
Net for the Fund in the combined net assets of the Trust		2,126
Total		$310,113,194

The detailed information for the subscriptions and redemptions, and other financial information for each Fund that is a series of the Trust are included in the accompanying financial statements of each Fund.

Note 8 - Subsequent Events

Management has evaluated the financial statements for the year-ended December 31, 2021 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Trust and Funds other than those noted below:

Trust:

The continued uncertainty over the path of COVID-19 may continue to be highly disruptive to economies and markets. The impact of COVID-19 to the Trust and the Funds is described in more detail in Part 1 of this 10-K.

In late February 2022, Russia invaded Ukraine, significantly amplifying already existing geopolitical tensions among Russia and other countries in the region and in the West. The responses of countries and political bodies to Russia’s actions, the larger overarching tensions, and Ukraine’s military response and the potential for wider conflict may increase financial market volatility generally, have severe adverse effects on regional and global economic markets, and cause volatility in the price of agricultural commodities, agricultural commodity futures and the share price of each Fund.

CORN:

The total net assets of the Fund increased by $85,582,064, or 71%, for the period December 31, 2021 to March 15, 2022. This was driven by a 22% increase in the NAV per share and a 40% increase in the shares outstanding.

A new registration statement was filed for the Fund with the SEC on March 10, 2022, and, as of the date of this 10-K, has not been declared effective. The new registration statement registers an indefinite number of shares.

SOYB:

The total net assets of the Fund increased by $21,623,239, or 48%, for the period December 31, 2021 to March 15, 2022. This was driven by a 19% increase in the NAV per share and a 24% increase in the shares outstanding.

A new registration statement was filed for the Fund with the SEC on March 10, 2022, and, as of the date of this 10-K, has not been declared effective. The new registration statement registers an indefinite number of shares.

CANE:

A new registration statement was filed for the Fund with the SEC on March 10, 2022, and, as of the date of this 10-K, has not been declared effective. The new registration statement registers an indefinite number of shares.

WEAT:

The total net assets of the Fund increased by $273,082,993, or 361%, for the period December 31, 2021 to March 15, 2022. This was driven by a 45% increase in the NAV per share and a 219% increase in the shares outstanding.

In late February 2022, Russia invaded Ukraine, significantly amplifying already existing geopolitical tensions among Russia and other countries in the region and in the West. The responses of countries and political bodies to Russia’s actions, the larger overarching tensions, and Ukraine’s military response and the potential for wider conflict may increase financial market volatility generally, have severe adverse effects on regional and global economic markets, and cause volatility in the price of agricultural commodities, agricultural commodity futures and the share price of the Fund.

On March 7, 2022, the Teucrium Wheat Fund sold all available shares for purchase by its Authorized Participants and suspended creations. On March 9, 2022, the SEC accelerated a new registration statement filed by the Fund for an indefinite amount of new shares and the offer and sale of the Fund’s shares commenced.

TAGS:

The total net assets of the Fund increased by $15,312,601, or 108%, for the period December 31, 2021 to March 15, 2022. This was driven by a 21% increase in the NAV per share and a 71% increase in the shares outstanding.

A new registration statement was filed for the Fund with the SEC on March 10, 2022, and, as of the date of this 10-K, has not been declared effective. The new registration statement registers an indefinite number of shares.

GRANT THORNTON LLP 757 Third Ave., 9th Floor New York, NY 10017 D+1 212 599 0100 F+1 212 370 4520

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor and Shareholders of

Teucrium Corn Fund

Opinion on the financial statements

We have audited the accompanying statements of assets and liabilities, including the schedules of investments, of Teucrium Corn Fund (the “Fund”) as of December 31, 2021 and 2020, the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GRANT THORNTON LLP

We have served as the Fund’s auditor since 2014.

New York, New York

March 16, 2022

GT.COM	Grant Thornton LLP is the U.S. member firm of Grant Thornton International Ltd (GTIL). GTIL and each of its member firms are separate legal entities and are not a worldwide partnership.

TEUCRIUM CORN FUND

STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2021	December 31, 2020

Assets
Cash and cash equivalents	$115,012,740	$138,181,061
Interest receivable	8,614	7,343
Equity in trading accounts:
Commodity futures contracts	5,936,552	20,154,606
Due from broker	77,143	-
Total equity in trading accounts	6,013,695	20,154,606
Total assets	121,035,049	158,343,010

Liabilities
Management fee payable to Sponsor	104,087	117,864
Payable for purchases of commercial paper	-	4,997,847
Other liabilities	84,706	21,659
Payable for shares redeemed	-	1,942,275
Equity in trading accounts:
Due to broker	-	12,973,828
Total liabilities	188,793	20,053,473

Net assets	$120,846,256	$138,289,537

Shares outstanding	5,600,004	8,900,004

Shares authorized	22,425,000	27,450,000

Net asset value per share	$21.58	$15.54

Market value per share	$21.54	$15.58

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

SCHEDULE OF INVESTMENTS

December 31, 2021

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X 0.026% (cost $11,397,154)	$11,397,154	9.43%	11,397,154
Goldman Sachs Financial Square Government Fund - Institutional Class 0.030% (cost $2,508)	2,508	0.00	2,508
Total money market funds (cost: $11,399,662)	11,399,662	9.43

			Principal Amount
Commercial Paper
Albemarle Corporation 0.181% (cost: $7,497,243 due 01/31/2022)	$7,498,867	6.20%	7,500,000
Conagra Brands, Inc. 0.160% (cost: $2,499,000 due 01/05/2022)	2,499,955	2.07	2,500,000
Conagra Brands, Inc. 0.150% (cost: $2,499,355 due 01/18/2022)	2,499,823	2.07	2,500,000
General Motors Financial Company, Inc. 0.160% (cost: $2,499,000 due 01/06/2022)	2,499,944	2.07	2,500,000
General Motors Financial Company, Inc. 0.200% (cost: $3,498,289 due 01/31/2022)	3,499,417	2.89	3,500,000
General Motors Financial Company, Inc. 0.160% (cost: $2,499,400 due 01/03/2022)	2,499,978	2.07	2,500,000
Harley-Davidson Financial Services, Inc. 0.167% (cost: $7,497,046 due 01/13/2022)	7,499,583	6.20	7,500,000
Harley-Davidson Financial Services, Inc. 0.250% (cost: $2,498,664 due 03/02/2022)	2,498,959	2.07	2,500,000
Humana Inc. 0.140% (cost: $4,998,425 due 01/07/2022)	4,999,883	4.14	5,000,000
Jabil Inc. 0.300% (cost: $4,997,375 due 02/08/2022)	4,998,417	4.13	5,000,000
Jabil Inc. 0.310% (cost: $2,498,450 due 02/25/2022)	2,498,816	2.07	2,500,000
Viatris Inc. 0.250% (cost: $4,997,466 due 02/11/2022)	4,998,577	4.14	5,000,000
Viatris Inc. 0.310% (cost: $2,498,493 due 03/01/2022)	2,498,730	2.07	2,500,000
WGL Holdings, Inc. 0.220% (cost: $2,499,343 due 01/12/2022)	2,499,832	2.07	2,500,000
Total Commercial Paper (cost: $53,477,549)	$53,490,781	44.26%
Total Cash Equivalents	$64,890,443	53.69%

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States corn futures contracts
CBOT corn futures MAY22 (1,418 contracts)	$3,767,282	3.12%	$42,185,500
CBOT corn futures JUL22 (1,218 contracts)	196,244	0.16	36,144,150
CBOT corn futures DEC22 (1,558 contracts)	1,973,026	1.63	42,533,400
Total commodity futures contracts	$5,936,552	4.91%	$120,863,050

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

SCHEDULE OF INVESTMENTS

December 31, 2020

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X 0.04% (cost $27,477,241)	$27,477,241	19.87%	27,477,241
Blackrock Liquidity FedFund - Institutional Class 0.005% (cost $19,076)	19,076	0.01	19,076
Total money market funds (cost: $27,496,317)	27,496,317	19.88

			Principal Amount
Commercial Paper
Energy Transfer Operating, L.P. 0.501% (cost: $2,498,889 due 01/29/2021)	$2,499,028	1.81%	2,500,000
Energy Transfer Operating, L.P. 0.501% (cost: $4,997,847 due 02/05/2021)	4,997,847	3.61	5,000,000
General Motors Financial Company, Inc. 0.411% (cost: $2,498,178 due 01/08/2021)	2,499,801	1.81	2,500,000
General Motors Financial Company, Inc. 0.471% (cost: $4,994,386 due 01/20/2021)	4,998,760	3.61	5,000,000
General Motors Financial Company, Inc. 0.471% (cost: $2,497,226 due 01/20/2021)	2,499,380	1.81	2,500,000
General Motors Financial Company, Inc. 0.471% (cost: $2,497,062 due 01/25/2021)	2,499,217	1.81	2,500,000
Harley-Davidson Financial Services, Inc. 0.310% (cost: $5,496,496 due 01/05/2021)	5,499,811	3.98	5,500,000
Harley-Davidson Financial Services, Inc. 0.250% (cost: $2,498,437 due 01/11/2021)	2,499,826	1.81	2,500,000
Hyundai Capital America, Inc. 0.150% (cost: $4,998,397 due 02/01/2021)	4,999,354	3.62	5,000,000
Hyundai Capital America, Inc. 0.170% (cost: $4,998,490 due 02/03/2021)	4,999,221	3.61	5,000,000
Jabil Inc. 0.430% (cost: $4,997,253 due 01/29/2021)	4,998,328	3.61	5,000,000
Jabil Inc. 0.501% (cost: $4,994,306 due 02/24/2021)	4,996,250	3.61	5,000,000
Marathon Petroleum Corporation 0.381% (cost: $4,996,147 due 02/26/2021)	4,997,044	3.61	5,000,000
Viatris Inc. 0.372% (cost: $7,495,588 due 02/26/2021)	7,495,665	5.42	7,500,000
Viatris Inc. 0.451% (cost: $2,497,219 due 03/22/2021)	2,497,500	1.81	2,500,000
WGL Holdings, Inc. 0.200% (cost: $2,499,528 due 01/26/2021)	2,499,653	1.81	2,500,000
Walgreens Boots Alliance, Inc. 0.246% (cost: $4,997,715 due 03/05/2021)	4,997,851	3.61	5,000,000
Total Commercial Paper (cost: $70,453,164)	$70,474,536	50.96%
Total Cash Equivalents	$97,970,853	70.84%

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States corn futures contracts
CBOT corn futures MAY21 (2,004 contracts)	$9,160,307	6.62%	$48,421,650
CBOT corn futures JUL21 (1,727 contracts)	4,516,403	3.27	41,469,588
CBOT corn futures DEC21 (2,226 contracts)	6,477,896	4.68	48,387,675
Total commodity futures contracts	$20,154,606	14.57%	$138,278,913

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF OPERATIONS

	Year ended	Year ended	Year ended
	December 31, 2021	December 31, 2020	December 31, 2019
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$65,827,118	$5,882,216	$(9,512,148)
Net change in unrealized (depreciation) appreciation on commodity futures contracts	(14,218,054)	19,371,125	1,973,406
Interest income	258,156	603,571	1,843,431
Total income (loss)	51,867,220	25,856,912	(5,695,311)

Expenses
Management fees	1,505,165	945,485	758,195
Professional fees	526,954	534,142	521,193
Distribution and marketing fees	1,569,853	1,347,461	1,148,456
Custodian fees and expenses	170,890	174,070	156,364
Business permits and licenses fees	29,157	78,930	20,150
General and administrative expenses	134,708	132,300	103,076
Brokerage commissions	-	-	18,768
Other expenses	-	2,783	11,023
Total expenses	3,936,727	3,215,171	2,737,225

Expenses waived by the Sponsor	(1,060,261)	(849,396)	(15,639)

Total expenses, net	2,876,466	2,365,775	2,721,586

Net income (loss)	$48,990,754	$23,491,137	$(8,416,897)

Net income (loss) per share	$6.04	$0.72	$(1.29)
Net income (loss) per weighted average share	$6.29	$3.28	$(1.72)
Weighted average shares outstanding	7,790,689	7,170,974	4,882,196

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF CHANGES IN NET ASSETS

	Year ended	Year ended	Year ended
	December 31, 2021	December 31, 2020	December 31, 2019
Operations
Net income (loss)	$48,990,754	$23,491,137	$(8,416,897)
Capital transactions
Issuance of Shares	95,586,980	155,612,893	43,738,918
Redemption of Shares	(162,021,015)	(116,034,683)	(16,480,888)
Total capital transactions	(66,434,035)	39,578,210	27,258,030
Net change in net assets	(17,443,281)	63,069,347	18,841,133

Net assets, beginning of period	$138,289,537	$75,220,190	$56,379,057

Net assets, end of period	$120,846,256	$138,289,537	$75,220,190

Net asset value per share at beginning of period	$15.54	$14.82	$16.11

Net asset value per share at end of period	$21.58	$15.54	$14.82

Creation of Shares	5,025,000	12,675,000	2,675,000
Redemption of Shares	8,325,000	8,850,000	1,100,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF CASH FLOWS

	Year ended	Year ended	Year ended
	December 31, 2021	December 31, 2020	December 31, 2019
Cash flows from operating activities:
Net income (loss)	$48,990,754	$23,491,137	$(8,416,897)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized depreciation (appreciation) on commodity futures contracts	14,218,054	(19,371,125)	(1,973,406)
Changes in operating assets and liabilities:
Due from broker	(77,143)	4,252	3,725,944
Interest receivable	(1,271)	(7,237)	(99)
Other assets	-	-	6,380
Due to broker	(12,973,828)	12,973,828	-
Management fee payable to Sponsor	(13,777)	52,631	13,411
Payable for purchases of commercial paper	(4,997,847)	4,997,847	(4,981,957)
Other liabilities	63,047	(1,880)	(20,416)
Net cash provided by (used in) operating activities	45,207,989	22,139,453	(11,647,040)

Cash flows from financing activities:
Proceeds from sale of Shares	95,586,980	155,612,893	43,738,918
Redemption of Shares	(163,963,290)	(114,092,408)	(16,480,888)
Net cash (used in) provided by financing activities	(68,376,310)	41,520,485	27,258,030

Net change in cash and cash equivalents	(23,168,321)	63,659,938	15,610,990
Cash and cash equivalents, beginning of period	138,181,061	74,521,123	58,910,133
Cash and cash equivalents, end of period	$115,012,740	$138,181,061	$74,521,123

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

December 31, 2021

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

Note 2 - Principal Contracts and Agreements

The Sponsor employs U.S. Bank N.A. as the Custodian for the Funds. The principal business address for U.S. Bank N.A is 1555 North Rivercenter Drive, Suite 302, Milwaukee, Wisconsin 53212. U.S. Bank N.A. is a Wisconsin state-chartered bank subject to regulation by the Board of Governors of the Federal Reserve System and the Wisconsin State Banking Department. The principal address for U.S. Bancorp Fund Services, LLC doing business as U.S. Bank Global Fund Services (“Global Fund Services”) is 615 E. Michigan Street, Milwaukee, WI 53202. In addition, effective on the Conversion Date, Global Fund Services, a wholly owned subsidiary of U.S. Bank, commenced serving as administrator for each Fund, performing certain administrative, accounting services, and preparing certain SEC reports on behalf of the Funds, and also became the registrar and transfer agent for each Fund’s Shares. For such services, U.S. Bank and Global Fund Services will receive an asset-based fee, subject to a minimum annual fee.

For custody services, the Funds will pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and 0.0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to Global Fund Services 0.05% of average gross assets on the first $500 million, 0.04% on the next $500 million, 0.03% on the next $2 billion, and 0.02% on the balance over $3 billion annually. A combined minimum annual fee of up to $47,000 for custody, transfer agency, accounting and administrative services is assessed per Fund. These services are recorded in custodian fees and expenses on the statements of operations. A summary of these expenses is included below.

The Sponsor employs Foreside Fund Services, LLC (“Foreside” or the “Distributor”) as the Distributor for the Funds. The Distribution Services Agreement among the Distributor and the Sponsor calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under Financial Industry Regulatory Authority (“FINRA”) rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location.These services are recorded in distribution and marketing fees on the statements of operations. A summary of these expenses is included below. Pursuant to a Consulting Services Agreement, Foreside Consulting Services, LLC, performs certain consulting support services for the Trust’s Sponsor. Additionally, Foreside Distributors, LLC performs certain distribution consulting services pursuant to a Distribution Consulting Agreement with the Trust’s Sponsor.

E D & F Man Capital Markets, Inc. (“E D & F Man”) serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. E D & F Man is registered as an FCM with the U.S. CFTC and is a member of the NFA. E D & F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of FINRA. E D & F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar and Wheat Futures Contracts E D & F Man is paid $9.00 per round turn. Prior to August 21, 2019, these expenses were recorded in brokerage commissions on the statements of operations. Beginning on August 21, 2019, these expenses were recognized on a per-trade basis. The half-turn is recognized as an unrealized loss on the statements of operations for contracts that have been purchased since the change in recognition, and a full turn is recognized as a realized loss on the statements of operations when a contract is sold. A summary of these expenses can be found below under the heading, Brokerage Commissions.

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

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Amount Recognized for Custody Services	$170,890	$174,070	$156,364
Amount of Custody Services Waived	$59,872	$52,728	$-

Amount Recognized for Distribution Services	$88,049	$86,151	$71,723
Amount of Distribution Services Waived	$40,063	$28,816	$-

Amount Recognized for Wilmington Trust	$1,520	$1,511	$1,688
Amount of Wilmington Trust Waived	$-	$1,511	$-

Amount Recognized for Thales	$138,657	$56,292	$-
Amount of Thales Waived	$80,945	$22,621	$-

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

Brokerage Commissions

Beginning on August 21, 2019, the Sponsor began recognizing the expense for brokerage commissions for futures contract trades on a per-trade basis. Prior to the change, brokerage commissions on all open commodity futures contracts were accrued on the trade date and on a full-turn basis. The below table shows the amounts included on the statements of operations as total brokerage commissions paid inclusive of unrealized loss as of December 31, 2021, 2020, and 2019.

CORN
Year Ending December 31, 2021	$141,674
Year Ending December 31, 2020	$149,619
Year Ending December 31, 2019	$81,568

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2018 to 2021, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of and for the years ended December 31, 2021, 2020, 2019, and 2018. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the years ended December 31, 2021, 2020, 2019, and 2018.

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

	December 31, 2021	December 31, 2020	December 31, 2019
Money Market Funds	$11,399,662	$27,496,317	$102
Demand Deposit Savings Accounts	50,122,297	40,210,208	36,303,603
Commercial Paper	53,490,781	70,474,536	34,953,236
Treasury Bills	-	-	3,264,182
Total cash and cash equivalents as presented on the Statement of Assets and Liabilities	$115,012,740	$138,181,061	$74,521,123

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

Margin is the minimum amount of funds that must be deposited by a commodity interest trader with the trader’s broker to initiate and maintain an open position in futures contracts. A margin deposit acts to assure the trader’s performance of the futures contracts purchased or sold. Futures contracts are customarily bought and sold on initial margin that represents a relatively small percentage of the aggregate purchase or sales price of the contract. Because of such low margin requirements, price fluctuations occurring in the futures markets may create profits and losses that, in relation to the amount invested, are greater than those in other forms of investment or speculation. As discussed below, adverse price changes in a futures contract may result in margin requirements that greatly exceed the initial margin. In addition, the amount of margin required in connection with a particular futures contract is set from time to time by the exchange on which the contract is traded and may be modified from time to time by the exchange during the term of the contract. Brokerage firms, such as the Fund’s clearing brokers, carrying accounts for traders in commodity interest contracts generally require higher amounts of margin as a matter of policy to further protect themselves. Over the counter trading generally involves the extension of credit between counterparties, so the counterparties may agree to require the posting of collateral by one or both parties to address credit exposure.

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

Calculation of Net Asset Value

The Fund’s NAV is calculated by:

•	Taking the current market value of its total assets and

•	Subtracting any liabilities

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

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Recognized Related Party Transactions	$1,095,188	$1,089,985	$858,901
Waived Related Party Transactions	$535,622	$493,231	$14,500

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

CORN
Year Ended December 31, 2021	$1,060,261
Year Ended December 31, 2020	$849,396
Year Ended December 31, 2019	$15,639

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

On December 31, 2021 and 2020, in the opinion of the Trust and the Fund, the reported value of the Corn Futures Contracts traded on the CBOT fairly reflected the value of the Corn Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the years being reported.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-05: “Leases (Topic 842).” Under the amended guidance, a lessor should classify and account for a lease with variable lease payments that don’t depend on an index or a rate as an operating lease if the lease would’ve been classified as a sales-type lease or a direct financing lease in accordance with the lease classification guidance in Topic 842 and the lessor would’ve otherwise recognized a day-one loss. The amendment was early adopted for the quarter ended September 30, 2021; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

The FASB issued ASU 2020-01: Investments Equity Securities (Topic 321), Investments Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The amendments clarify the treatment of transactions that require a company to apply or discontinue the equity method of accounting. The amendments were early adopted for the quarter ended March 31, 2020; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

Note 4 - Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of December 31, 2021 and December 31, 2020:

December 31, 2021

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2021
Cash Equivalents	$64,890,443	$-	$-	$64,890,443
Corn Futures Contracts	5,936,552	-	-	5,936,552
Total	$70,826,995	$-	$-	$70,826,995

December 31, 2020

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2020
Cash Equivalents	$97,970,853	$-	$-	$97,970,853
Corn Futures Contracts	20,154,606	-	-	20,154,606
Total	$118,125,459	$-	$-	$118,125,459

For the years ended December 31, 2021 and 2020, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy. The Sep21 and Dec21 CBOT corn futures contracts were reflected as a Level 2 investment for the period ended June 30, 2021 due to a “limit up” condition; the Jul21 CBOT corn futures, Sep21 CBOT corn futures, and Dec21 CBOT corn futures, were reflected as a Level 2 investment for the period ended March 31, 2021 due to a “limit up” condition. The Jul21 corn futures transferred back to a Level 1 asset for the period ended June 30, 2021, and the Sep21 and Dec21 corn futures contracts transferred back to a Level 1 asset for the period ended September 30, 2021.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 - Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the years ended December 31, 2021 and 2020, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, E D & F Man as of December 31, 2021 and 2020. *The amount of collateral presented in Collateral, Due from Broker, is limited to the liability for the futures contracts and accordingly does not include the excess collateral pledged.

Offsetting of Financial Assets and Derivative Assets as of December 31, 2021

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Corn futures contracts	$5,936,552	$-	$5,936,552	$-	$-	$5,936,552

Offsetting of Financial Assets and Derivative Assets as of December 31, 2020

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Corn futures contracts	$20,154,606	$-	$20,154,606	$-	$12,973,828	$7,180,778

The following is a summary of realized and net change in unrealized gains (losses) of the derivative instruments utilized by the Fund:

Year ended December 31, 2021

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$65,827,118	$(14,218,054)

Year ended December 31, 2020

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$5,882,216	$19,371,125

Year ended December 31, 2019

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(9,512,148)	$1,973,406

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $149.9 million in 2021, $96.5 million in 2020, and $76.3 million in 2019.

Note 6 - Financial Highlights

The following table presents per share performance data and other supplemental financial data for the years ended December 31, 2021, 2020 and 2019. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Year ended	Year ended	Year ended
	December 31, 2021	December 31, 2020	December 31, 2019
Per Share Operation Performance
Net asset value at beginning of period	$15.54	$14.82	$16.11
Income (loss) from investment operations:
Investment income	0.03	0.08	0.38
Net realized and unrealized gain (loss) on commodity futures contracts	6.38	0.97	(1.11)
Total expenses, net	(0.37)	(0.33)	(0.56)
Net increase (decrease) in net asset value	6.04	0.72	(1.29)
Net asset value at end of period	$21.58	$15.54	$14.82
Total Return	38.88%	4.83%	(7.99)%
Ratios to Average Net Assets (Annualized)
Total expenses	2.62%	3.40%	3.61%
Total expenses, net	1.91%	2.50%	3.59%
Net investment loss	(1.74)%	(1.86)%	(1.16)%

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

Note 8 - Subsequent Events

Management has evaluated the financial statements for the year-ended December 31, 2021 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than those noted below:

The total net assets of the Fund increased by $85,582,064, or 71%, for the period December 31, 2021 to March 15, 2022. This was driven by a 22% increase in the NAV per share and a 40% increase in the shares outstanding.

A new registration statement was filed for the Fund with the SEC on March 10, 2022, and, as of the date of this 10-K, has not been declared effective. The new registration statement registers an indefinite number of shares.

GRANT THORNTON LLP 757 Third Ave., 9th Floor New York, NY 10017 D+1 212 599 0100 F+1 212 370 4520

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor and Shareholders of

Teucrium Soybean Fund

Opinion on the financial statements

We have audited the accompanying statements of assets and liabilities, including the schedules of investments, of Teucrium Soybean Fund (the “Fund”) as of December 31, 2021 and 2020, the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GRANT THORNTON LLP

We have served as the Fund’s auditor since 2014.

New York, New York

March 16, 2022

GT.COM	Grant Thornton LLP is the U.S. member firm of Grant Thornton International Ltd (GTIL). GTIL and each of its member firms are separate legal entities and are not a worldwide partnership.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2021	December 31, 2020

Assets
Cash and cash equivalents	$43,019,884	$90,398,391
Interest receivable	1,928	5,478
Other assets	-	37
Equity in trading accounts:
Commodity futures contracts	2,684,851	15,124,226
Total assets	$45,706,663	$105,528,132

Liabilities
Management fee payable to Sponsor	36,457	75,651
Other liabilities	22,412	18,602
Payable for purchases of commercial paper	-	4,997,451
Equity in trading accounts:
Due to broker	675,169	11,257,566
Total liabilities	$734,038	$16,349,270

Net assets	$44,972,625	$89,178,862

Shares outstanding	1,975,004	4,575,004

Shares available	15,875,000	17,100,000

Net asset value per share	$22.77	$19.49

Market value per share	$22.75	$19.47

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

SCHEDULE OF INVESTMENTS

December 31, 2021

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X 0.026% (cost $8,951,314)	$8,951,314	19.91%	8,951,314
Goldman Sachs Financial Square Government Fund - Institutional Class 0.030% (cost $2,511,180)	2,511,180	5.58	2,511,180
Total money market funds (cost: $11,462,494)	11,462,494	25.49

			Principal Amount
Commercial Paper
Albemarle Corporation 0.200% (cost: $2,499,417 due 01/11/2022)	$2,499,861	5.56%	2,500,000
Conagra Brands, Inc. 0.160% (cost: $2,499,000 due 01/05/2022)	2,499,956	5.56	2,500,000
Conagra Brands, Inc. 0.150% (cost: $2,499,355 due 01/18/2022)	2,499,823	5.56	2,500,000
General Motors Financial Company, Inc. 0.200% (cost: $3,998,044 due 01/31/2022)	3,999,333	8.89	4,000,000
General Motors Financial Company, Inc. 0.160% (cost: $2,499,400 due 01/03/2022)	2,499,978	5.56	2,500,000
Harley-Davidson Financial Services, Inc. 0.170% (cost: $2,498,938 due 02/01/2022)	2,499,634	5.56	2,500,000
Viatris Inc. 0.300% (cost: $2,498,312 due 02/11/2022)	2,499,146	5.55	2,500,000
Viatris Inc. 0.200% (cost: $2,499,292 due 01/21/2022)	2,499,722	5.56	2,500,000
Total Commercial Paper (cost: $21,491,758)	$21,497,453	47.80%
Total Cash Equivalents	$32,959,947	73.29%

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures MAR22 (234 contracts)	$591,547	1.32%	$15,669,225
CBOT soybean futures MAY22 (199 contracts)	1,008,504	2.24	13,422,550
CBOT soybean futures NOV22 (250 contracts)	1,084,800	2.41	15,865,625
Total commodity futures contracts	$2,684,851	5.97%	$44,957,400

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

SCHEDULE OF INVESTMENTS

December 31, 2020

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X 0.04% (cost $8,227,242)	$8,227,242	9.23%	8,227,242
Blackrock Liquidity FedFund - Institutional Class 0.005% (cost $5,014,767)	5,014,767	5.62	5,014,767
Total money market funds (cost: $13,242,009)	13,242,009	14.85

			Principal Amount
Commercial Paper
Energy Transfer Operating, L.P. 0.421% (cost: $2,498,862 due 01/29/2021)	$2,499,183	2.80%	2,500,000
Energy Transfer Operating, L.P. 0.501% (cost: $2,498,924 due 02/05/2021)	2,498,924	2.80	2,500,000
General Motors Financial Company, Inc. 0.400% (cost: $2,497,945 due 01/04/2021)	2,499,917	2.81	2,500,000
Harley-Davidson Financial Services, Inc. 0.310% (cost: $2,498,407 due 01/05/2021)	2,499,914	2.81	2,500,000
Harley-Davidson Financial Services, Inc. 0.250% (cost: $4,996,875 due 01/11/2021)	4,999,653	5.61	5,000,000
Harley-Davidson Financial Services, Inc. 0.270% (cost: $1,999,025 due 01/20/2021)	1,999,715	2.24	2,000,000
Hyundai Capital America, Inc. 0.150% (cost: $2,499,198 due 02/01/2021)	2,499,677	2.80	2,500,000
Hyundai Capital America, Inc. 0.170% (cost: $2,499,245 due 02/03/2021)	2,499,611	2.80	2,500,000
Jabil Inc. 0.430% (cost: $2,498,627 due 01/29/2021)	2,499,164	2.80	2,500,000
Jabil Inc. 0.401% (cost: $2,498,528 due 02/26/2021)	2,498,528	2.80	2,500,000
Marathon Petroleum Corporation 0.350% (cost: $2,498,688 due 02/01/2021)	2,499,246	2.80	2,500,000
Marathon Petroleum Corporation 0.381% (cost: $2,498,074 due 02/26/2021)	2,498,522	2.80	2,500,000
Viatris Inc. 0.372% (cost: $2,498,529 due 02/26/2021)	2,498,555	2.80	2,500,000
Viatris Inc. 0.451% (cost: $2,497,219 due 03/22/2021)	2,497,500	2.80	2,500,000
Walgreens Boots Alliance, Inc. 0.246% (cost: $7,496,571 due 03/05/2021)	7,496,776	8.41	7,500,000
Total Commercial Paper (cost: $44,474,717)	$44,484,885	49.88%
Total Cash Equivalents	$57,726,894	64.73%

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures MAR21 (479 contracts)	$7,011,407	7.86%	$31,398,450
CBOT soybean futures MAY21 (411 contracts)	3,404,313	3.82	26,853,712
CBOT soybean futures NOV21 (557 contracts)	4,708,506	5.28	30,962,238
Total commodity futures contracts	$15,124,226	16.96%	$89,214,400

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF OPERATIONS

	Year ended	Year ended	Year ended
	December 31, 2021	December 31, 2020	December 31, 2019
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$27,370,674	$14,404,714	$(438,468)
Net change in unrealized (depreciation) appreciation on commodity futures contracts	(12,439,375)	14,192,330	742,746
Interest income	124,186	261,834	677,163
Total income	15,055,485	28,858,878	981,441

Expenses
Management fees	727,110	580,800	278,152
Professional fees	278,476	295,623	193,574
Distribution and marketing fees	802,965	675,392	492,175
Custodian fees and expenses	91,007	86,875	66,109
Business permits and licenses fees	25,359	52,067	19,578
General and administrative expenses	79,574	70,720	48,352
Brokerage commissions	-	-	4,193
Other expenses	-	-	2,812
Total expenses	2,004,491	1,761,477	1,104,945

Expenses waived by the Sponsor	(576,014)	(399,518)	(96,303)

Total expenses, net	1,428,477	1,361,959	1,008,642

Net income (loss)	$13,627,008	$27,496,919	$(27,201)

Net income (loss) per share	$3.28	$3.64	$(0.35)
Net income (loss) per weighted average share	$4.11	$7.37	$(0.02)
Weighted average shares outstanding	3,319,593	3,731,425	1,784,251

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF CHANGES IN NET ASSETS

	Year ended	Year ended	Year ended
	December 31, 2021	December 31, 2020	December 31, 2019
Operations
Net income (loss)	$13,627,008	$27,496,919	$(27,201)
Capital transactions
Issuance of Shares	26,122,875	110,771,840	9,627,010
Redemption of Shares	(83,956,120)	(77,225,028)	(9,406,695)
Total capital transactions	(57,833,245)	33,546,812	220,315
Net change in net assets	(44,206,237)	61,043,731	193,114

Net assets, beginning of period	$89,178,862	$28,135,131	$27,942,017

Net assets, end of period	$44,972,625	$89,178,862	$28,135,131

Net asset value per share at beginning of period	$19.49	$15.85	$16.20

Net asset value per share at end of period	$22.77	$19.49	$15.85

Creation of Shares	1,225,000	7,600,000	650,000
Redemption of Shares	3,825,000	4,800,000	600,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF CASH FLOWS

	Year ended	Year ended	Year ended
	December 31, 2021	December 31, 2020	December 31, 2019
Cash flows from operating activities:
Net income (loss)	$13,627,008	$27,496,919	$(27,201)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net change in unrealized depreciation (appreciation) on commodity futures contracts	12,439,375	(14,192,330)	(742,746)
Changes in operating assets and liabilities:
Due from broker	-	-	1,022,182
Interest receivable	3,550	(5,436)	(38)
Other assets	37	4,333	(4,370)
Due to broker	(10,582,397)	10,613,758	643,808
Management fee payable to Sponsor	(39,194)	52,512	(1,834)
Payable for purchases of commercial paper	(4,997,451)	4,997,451	-
Other liabilities	3,810	9,681	(10,364)
Net cash provided by operating activities	10,454,738	28,976,888	879,437

Cash flows from financing activities:
Proceeds from sale of Shares	26,122,875	110,771,840	9,627,010
Redemption of Shares	(83,956,120)	(77,225,028)	(9,406,695)
Net cash (used in) provided by financing activities	(57,833,245)	33,546,812	220,315

Net change in cash and cash equivalents	(47,378,507)	62,523,700	1,099,752
Cash and cash equivalents, beginning of period	90,398,391	27,874,691	26,774,939
Cash and cash equivalents, end of period	$43,019,884	$90,398,391	$27,874,691

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

December 31, 2021

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

Note 2 - Principal Contracts and Agreements

The Sponsor employs U.S. Bank N.A. as the Custodian for the Funds. The principal business address for U.S. Bank N.A is 1555 North Rivercenter Drive, Suite 302, Milwaukee, Wisconsin 53212. U.S. Bank N.A. is a Wisconsin state-chartered bank subject to regulation by the Board of Governors of the Federal Reserve System and the Wisconsin State Banking Department. The principal address for U.S. Bancorp Fund Services, LLC doing business as U.S. Bank Global Fund Services (“Global Fund Services”) is 615 E. Michigan Street, Milwaukee, WI 53202. In addition, effective on the Conversion Date, Global Fund Services, a wholly owned subsidiary of U.S. Bank, commenced serving as administrator for each Fund, performing certain administrative, accounting services, and preparing certain SEC reports on behalf of the Funds, and also became the registrar and transfer agent for each Fund’s Shares. For such services, U.S. Bank and Global Fund Services will receive an asset-based fee, subject to a minimum annual fee.

For custody services, the Funds will pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and 0.0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to Global Fund Services 0.05% of average gross assets on the first $500 million, 0.04% on the next $500 million, 0.03% on the next $2 billion, and 0.02% on the balance over $3 billion annually. A combined minimum annual fee of up to $47,000 for custody, transfer agency, accounting and administrative services is assessed per Fund. These services are recorded in custodian fees and expenses on the statements of operations. A summary of these expenses is included below.

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

E D & F Man Capital Markets, Inc. (“E D & F Man”) serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. E D & F Man is registered as an FCM with the U.S. CFTC and is a member of the NFA. E D & F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of FINRA. E D & F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar and Wheat Futures Contracts E D & F Man is paid $9.00 per round turn. Prior to August 21, 2019, these expenses were recorded in brokerage commissions on the statements of operations. Beginning on August 21, 2019, these expenses were recognized on a per-trade basis. The half-turn is recognized as an unrealized loss on the statements of operations for contracts that have been purchased since the change in recognition, and a full turn is recognized as a realized loss on the statements of operations when a contract is sold. A summary of these expenses can be found below under the heading, Brokerage Commissions.

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

	Year Ended December 31, 2020	Year Ended December 31, 2020	Year Ended December 31, 2019
Amount Recognized for Custody Services	$91,007	$86,875	$66,109
Amount of Custody Services Waived	$30,326	$667	$12,828

Amount Recognized for Distribution Services	$46,195	$43,517	$30,189
Amount of Distribution Services Waived	$24,812	$23,156	$-

Amount Recognized for Wilmington Trust	$631	$1,073	$533
Amount of Wilmington Trust Waived	$631	$-	$-

Amount Recognized for Thales	$78,988	$28,871	$-
Amount of Thales Waived	$31,340	$21,770	$-

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

Brokerage Commissions

Beginning on August 21, 2019, the Sponsor began recognizing the expense for brokerage commissions for futures contract trades on a per-trade basis. Prior to the change, brokerage commissions on all open commodity futures contracts were accrued on the trade date and on a full-turn basis. The below table shows the amounts included on the statements of operations as total brokerage commissions paid inclusive of unrealized loss as of December 31, 2019, 2020 and 2021.

SOYB
Year Ending December 31, 2021	$29,889
Year Ending December 31, 2020	$35,880
Year Ending December 31, 2019	$12,219

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2018 to 2021, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of and for the years ended December 31, 2021, 2020, 2019, and 2018. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the years ended December 31, 2021, 2020, 2019, and 2018.

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

	December 31, 2021	December 31, 2020	December 31, 2019
Money Market Funds	$11,462,494	$13,242,009	$103
Demand Deposit Savings Accounts	10,059,937	32,671,497	14,677,599
Commercial Paper	21,497,453	44,484,885	12,481,824
Treasury Bills	-	-	715,165
Total cash and cash equivalents as presented on the Statement of Assets and Liabilities	$43,019,884	$90,398,391	$27,874,691

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

Margin is the minimum amount of funds that must be deposited by a commodity interest trader with the trader’s broker to initiate and maintain an open position in futures contracts. A margin deposit acts to assure the trader’s performance of the futures contracts purchased or sold. Futures contracts are customarily bought and sold on initial margin that represents a relatively small percentage of the aggregate purchase or sales price of the contract. Because of such low margin requirements, price fluctuations occurring in the futures markets may create profits and losses that, in relation to the amount invested, are greater than those in other forms of investment or speculation. As discussed below, adverse price changes in a futures contract may result in margin requirements that greatly exceed the initial margin. In addition, the amount of margin required in connection with a particular futures contract is set from time to time by the exchange on which the contract is traded and may be modified from time to time by the exchange during the term of the contract. Brokerage firms, such as the Fund’s clearing brokers, carrying accounts for traders in commodity interest contracts generally require higher amounts of margin as a matter of policy to further protect themselves. Over the counter trading generally involves the extension of credit between counterparties, so the counterparties may agree to require the posting of collateral by one or both parties to address credit exposure.

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

Calculation of Net Asset Value

The Fund’s NAV is calculated by:

•	Taking the current market value of its total assets and

•	Subtracting any liabilities

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

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Recognized Related Party Transactions	$571,585	$547,998	$379,031
Waived Related Party Transactions	$288,098	$194,347	$31,537

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

SOYB
Year Ended December 31, 2021	$576,014
Year Ended December 31, 2020	$399,518
Year Ended December 31, 2019	$96,303

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

On December 31, 2021 and 2020, in the opinion of the Trust and the Fund, the reported value of the Soybean Futures Contracts traded on the CBOT fairly reflected the value of the Soybean Futures Contracts held by the Fund, with no adjustments necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the years being reported.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-05: “Leases (Topic 842).” Under the amended guidance, a lessor should classify and account for a lease with variable lease payments that don’t depend on an index or a rate as an operating lease if the lease would’ve been classified as a sales-type lease or a direct financing lease in accordance with the lease classification guidance in Topic 842 and the lessor would’ve otherwise recognized a day-one loss. The amendment was early adopted for the quarter ended September 30, 2021; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

The FASB issued ASU 2020-01: Investments Equity Securities (Topic 321), Investments Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The amendments clarify the treatment of transactions that require a company to apply or discontinue the equity method of accounting. The amendments were early adopted for the quarter ended March 31, 2020; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

 Note 4 - Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of December 31, 2021 and December 31, 2020:

December 31, 2021

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2021
Cash Equivalents	$32,959,947	$-	$-	$32,959,947
Soybean futures contracts	2,684,851	-	-	2,684,851
Total	$35,644,798	$-	$-	$35,644,798

December 31, 2020

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2020
Cash Equivalents	$57,726,894	$-	$-	$57,726,894
Soybean futures contracts	15,124,226	-	-	15,124,226
Total	$72,851,120	$-	$-	$72,851,120

For the years ended December 31, 2021 and 2020, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy, except for the Jul21 CBOT soybean futures, and the Nov21 CBOT soybean futures, were reflected as a Level 2 asset for the period ended March 31, 2021 due to a “limit up” condition. These Soybean contracts transferred back to a Level 1 asset for the period ended June 30, 2021.

See the Fair Value Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 - Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the years ended December 31, 2021 and 2020, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, E D & F Man as of December 31, 2021 and 2020. *The amount of collateral presented in Collateral, Due from Broker, is limited to the liability for the futures contracts and accordingly does not include the excess collateral pledged.

Offsetting of Financial Assets and Derivative Assets as of December 31, 2021

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Soybean futures contracts	$2,684,851	$-	$2,684,851	$-	$675,169	$2,009,682

Offsetting of Financial Assets and Derivative Assets as of December 31, 2020

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Soybean futures contracts	$15,124,226	$-	$15,124,226	$-	$11,257,566	$3,866,660

The following is a summary of realized and net change in unrealized gains (losses) of the derivative instruments utilized by the Fund:

 Year ended December 31, 2021

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Soybeans futures contracts	27,370,674	(12,439,375)

Year ended December 31, 2020

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Soybean futures contracts	$14,404,714	$14,192,330

Year ended December 31, 2019

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Soybean futures contracts	$(438,468)	$742,746

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $70.2 million in 2021, $61.4 million in 2020, and $27.5 million in 2019.

Note 6 - Financial Highlights

The following table presents per share performance data and other supplemental financial data for the years ended December 31, 2021, 2020 and 2019. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Year ended	Year ended	Year ended
	December 31, 2021	December 31, 2020	December 31, 2019
Per Share Operation Performance
Net asset value at beginning of period	$19.49	$15.85	$16.20
Income (loss) from investment operations:
Investment income	0.04	0.07	0.38
Net realized and unrealized gain (loss) on commodity futures contracts	3.67	3.94	(0.16)
Total expenses, net	(0.43)	(0.37)	(0.57)
Net increase (decrease) in net asset value	3.28	3.64	(0.35)
Net asset value at end of period	$22.77	$19.49	$15.85
Total Return	16.82%	22.98%	(2.15)%
Ratios to Average Net Assets (Annualized)
Total expenses	2.76%	3.03%	3.97%
Total expenses, net	1.96%	2.34%	3.63%
Net investment loss	(1.79)%	(1.89)%	(1.20)%

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

Note 8 - Subsequent Events

Management has evaluated the financial statements for the year-ended December 31, 2021 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than those noted below:

The total net assets of the Fund increased by $21,623,239, or 48%, for the period December 31, 2021 to March 15, 2022. This was driven by a 19% increase in the NAV per share and a 24% increase in the shares outstanding.

A new registration statement was filed for the Fund with the SEC on March 10, 2022, and, as of the date of this 10-K, has not been declared effective. The new registration statement registers an indefinite number of shares.

GRANT THORNTON LLP 757 Third Ave., 9th Floor New York, NY 10017 D+1 212 599 0100 F+1 212 370 4520

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor and Shareholders of

Teucrium Sugar Fund

Opinion on the financial statements

We have audited the accompanying statements of assets and liabilities, including the schedules of investments, of Teucrium Sugar Fund (the “Fund”) as of December 31, 2021 and 2020, the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GRANT THORNTON LLP

We have served as the Fund’s auditor since 2014.

New York, New York

March 16, 2022

GT.COM	Grant Thornton LLP is the U.S. member firm of Grant Thornton International Ltd (GTIL). GTIL and each of its member firms are separate legal entities and are not a worldwide partnership.

TEUCRIUM SUGAR FUND

STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2021	December 31, 2020

Assets
Cash and cash equivalents	$21,332,902	$11,849,332
Interest receivable	1,444	904
Equity in trading accounts:
Commodity futures contracts	1,079,226	1,407,703
Due from broker	535,983	-
Total equity in trading accounts	1,615,209	1,407,703
Total assets	22,949,555	13,257,939

Liabilities
Management fee payable to Sponsor	19,490	10,292
Other liabilities	14,895	5,895
Equity in trading accounts:
Commodity futures contracts	80,506	-
Due to broker	-	475,661
Total equity in trading accounts	80,506	475,661
Total liabilities	114,891	491,848

Net assets	$22,834,664	$12,766,091

Shares outstanding	2,475,004	1,900,004

Shares available	21,450,000	23,150,000

Net asset value per share	$9.23	$6.72

Market value per share	$9.20	$6.75

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

SCHEDULE OF INVESTMENTS

December 31, 2021

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X 0.026% (cost $4,808,415)	$4,808,415	21.06%	4,808,415
Goldman Sachs Financial Square Government Fund - Institutional Class 0.030% (cost: $8,468)	8,468	0.04	8,468
Total Money Market Funds (cost: $4,816,883)	4,816,883	21.10

			Principal Amount
Commercial Paper
Jabil Inc. 0.250% (cost: $2,499,219 due 01/20/2022)	2,499,670	10.95	2,500,000
WGL Holdings, Inc. 0.187% (cost: $4,998,700 due 01/06/2022)	4,999,870	21.89	5,000,000
Total Commercial Paper (cost: $7,497,919)	$7,499,540	32.84%
Total Cash Equivalents	$12,316,423	53.94%

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States sugar futures contracts
ICE sugar futures MAY22 (381 contracts)	$225,299	0.99%	$7,936,992
ICE sugar futures MAR23 (392 contracts)	853,927	3.74	8,091,507
Total commodity futures contracts	$1,079,226	4.73%	$16,028,499

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States sugar futures contracts
ICE sugar futures JUL22 (331 contracts)	$80,506	0.35%	$6,817,541

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

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States sugar futures contracts
ICE sugar futures MAY21 (272 contracts)	$550,868	4.32%	$4,472,115
ICE sugar futures JUL21 (241 contracts)	345,612	2.71	3,830,165
ICE sugar futures MAR22 (279 contracts)	511,223	4.00	4,459,090
Total commodity futures contracts	$1,407,703	11.03%	$12,761,370

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF OPERATIONS

	Year ended	Year ended	Year ended
	December 31, 2021	December 31, 2020	December 31, 2019
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$6,223,228	$(656,937)	$113,747
Net change in unrealized (depreciation) appreciation on commodity futures contracts	(408,983)	1,060,274	161,106
Interest income	27,813	68,866	240,634
Total income	5,842,058	472,203	515,487

Expenses
Management fees	204,160	104,170	103,160
Professional fees	60,302	137,657	116,404
Distribution and marketing fees	177,047	158,618	239,069
Custodian fees and expenses	18,782	22,168	29,935
Business permits and licenses fees	26,423	41,840	19,207
General and administrative expenses	22,387	21,585	25,290
Brokerage commissions	-	-	3,471
Other expenses	8	18	2,151
Total expenses	509,109	486,056	538,687

Expenses waived by the Sponsor	(134,294)	(210,614)	(171,746)

Total expenses, net	374,815	275,442	366,941

Net income	$5,467,243	$196,761	$148,546

Net income (loss) per share	$2.51	$(0.32)	$(0.03)
Net income per weighted average share	$2.28	$0.12	$0.10
Weighted average shares outstanding	2,396,442	1,676,917	1,477,196

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF CHANGES IN NET ASSETS

	Year ended	Year ended	Year ended
	December 31, 2021	December 31, 2020	December 31, 2019
Operations
Net income	$5,467,243	$196,761	$148,546
Capital transactions
Issuance of Shares	14,673,718	9,284,965	5,467,420
Redemption of Shares	(10,072,388)	(9,028,815)	(4,081,525)
Total capital transactions	4,601,330	256,150	1,385,895
Net change in net assets	10,068,573	452,911	1,534,441

Net assets, beginning of period	$12,766,091	$12,313,180	$10,778,739

Net assets, end of period	$22,834,664	$12,766,091	$12,313,180

Net asset value per share at beginning of period	$6.72	$7.04	$7.07

Net asset value per share at end of period	$9.23	$6.72	$7.04

Creation of Shares	1,700,000	1,575,000	800,000
Redemption of Shares	1,125,000	1,425,000	575,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF CASH FLOWS

	Year ended	Year ended	Year ended
	December 31, 2021	December 31, 2020	December 31, 2019
Cash flows from operating activities:
Net income	$5,467,243	$196,761	$148,546
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net change in unrealized depreciation (appreciation) on commodity futures contracts	408,983	(1,060,274)	(161,106)
Changes in operating assets and liabilities:
Due from broker	(535,983)	-	351,972
Interest receivable	(540)	(876)	62
Other assets	-	1,140	3,481
Due to broker	(475,661)	237,753	237,908
Management fee payable to Sponsor	9,198	(317)	691
Other liabilities	9,000	3,200	(13,595)
Net cash provided by (used in) operating activities	4,882,240	(622,613)	567,959

Cash flows from financing activities:
Proceeds from sale of Shares	14,673,718	9,284,965	5,467,420
Redemption of Shares	(10,072,388)	(9,028,815)	(4,081,525)
Net cash provided by financing activities	4,601,330	256,150	1,385,895

Net change in cash and cash equivalents	9,483,570	(366,463)	1,953,854
Cash and cash equivalents, beginning of period	11,849,332	12,215,795	10,261,941
Cash and cash equivalents, end of period	$21,332,902	$11,849,332	$12,215,795

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

December 31, 2021

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

Note 2 – Principal Contracts and Agreements

The Sponsor employs U.S. Bank N.A. as the Custodian for the Funds. The principal business address for U.S. Bank N.A is 1555 North Rivercenter Drive, Suite 302, Milwaukee, Wisconsin 53212. U.S. Bank N.A. is a Wisconsin state-chartered bank subject to regulation by the Board of Governors of the Federal Reserve System and the Wisconsin State Banking Department. The principal address for U.S. Bancorp Fund Services, LLC doing business as U.S. Bank Global Fund Services (“Global Fund Services”) is 615 E. Michigan Street, Milwaukee, WI 53202. In addition, effective on the Conversion Date, Global Fund Services, a wholly owned subsidiary of U.S. Bank, commenced serving as administrator for each Fund, performing certain administrative, accounting services, and preparing certain SEC reports on behalf of the Funds, and also became the registrar and transfer agent for each Fund’s Shares. For such services, U.S. Bank and Global Fund Services will receive an asset-based fee, subject to a minimum annual fee.

For custody services, the Funds will pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and 0.0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to Global Fund Services 0.05% of average gross assets on the first $500 million, 0.04% on the next $500 million, 0.03% on the next $2 billion, and 0.02% on the balance over $3 billion annually. A combined minimum annual fee of up to $47,000 for custody, transfer agency, accounting and administrative services is assessed per Fund. These services are recorded in custodian fees and expenses on the statements of operations. A summary of these expenses is included below.

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

E D & F Man Capital Markets, Inc. (“E D & F Man”) serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. E D & F Man is registered as an FCM with the U.S. CFTC and is a member of the NFA. E D & F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of FINRA. E D & F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar and Wheat Futures Contracts E D & F Man is paid $9.00 per round turn. Prior to August 21, 2019, these expenses were recorded in brokerage commissions on the statements of operations. Beginning on August 21, 2019, these expenses were recognized on a per-trade basis. The half-turn is recognized as an unrealized loss on the statements of operations for contracts that have been purchased since the change in recognition, and a full turn is recognized as a realized loss on the statements of operations when a contract is sold. A summary of these expenses can be found below under the heading, Brokerage Commissions.

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

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Amount Recognized for Custody Services	$18,782	$22,168	$29,935
Amount of Custody Services Waived	$9,186	$10,306	$9,410

Amount Recognized for Distribution Services	$10,036	$9,928	$13,940
Amount of Distribution Services Waived	$6,027	$6,200	$6,891

Amount Recognized for Wilmington Trust	$252	$139	$224
Amount of Wilmington Trust Waived	$252	$139	$224

Amount Recognized for Thales	$14,554	$6,364	$-
Amount of Thales Waived	$9,114	$4,770	$-

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

Brokerage Commissions

Beginning on August 21, 2019, the Sponsor began recognizing the expense for brokerage commissions for futures contract trades on a per-trade basis. Prior to the change, brokerage commissions on all open commodity futures contracts were accrued on the trade date and on a full-turn basis. The below table shows the amounts included on the statements of operations as total brokerage commissions paid inclusive of unrealized loss as of December 31, 2019, 2020, and 2021.

CANE
Year Ending December 31, 2021	$21,123
Year Ending December 31, 2020	$14,681
Year Ending December 31, 2019	$12,776

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2018 to 2021, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of and for the years ended December 31, 2021, 2020, 2019, and 2018. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the years ended December 31, 2021, 2020, 2019, and 2018.

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

	December 31, 2021	December 31, 2020	December 31, 2019
Money Market Funds	$4,816,883	$4,153,164	$103
Demand Deposit Savings Accounts	9,016,479	5,197,140	9,032,624
Commercial Paper	7,499,540	2,499,028	2,499,872
Treasury Bills	-	-	683,196
Total cash and cash equivalents as presented on the Statement of Assets and Liabilities	$21,332,902	$11,849,332	$12,215,795

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

Margin is the minimum amount of funds that must be deposited by a commodity interest trader with the trader’s broker to initiate and maintain an open position in futures contracts. A margin deposit acts to assure the trader’s performance of the futures contracts purchased or sold. Futures contracts are customarily bought and sold on initial margin that represents a relatively small percentage of the aggregate purchase or sales price of the contract. Because of such low margin requirements, price fluctuations occurring in the futures markets may create profits and losses that, in relation to the amount invested, are greater than those in other forms of investment or speculation. As discussed below, adverse price changes in a futures contract may result in margin requirements that greatly exceed the initial margin. In addition, the amount of margin required in connection with a particular futures contract is set from time to time by the exchange on which the contract is traded and may be modified from time to time by the exchange during the term of the contract. Brokerage firms, such as the Fund’s clearing brokers, carrying accounts for traders in commodity interest contracts generally require higher amounts of margin as a matter of policy to further protect themselves. Over the counter trading generally involves the extension of credit between counterparties, so the counterparties may agree to require the posting of collateral by one or both parties to address credit exposure.

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

Calculation of Net Asset Value

The Fund’s NAV is calculated by:

•	Taking the current market value of its total assets and

•	Subtracting any liabilities

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

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Recognized Related Party Transactions	$124,660	$126,960	$183,750
Waived Related Party Transactions	$48,034	$50,547	$77,532

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

CANE
Year Ended December 31, 2021	$134,294
Year Ended December 31, 2020	$210,614
Year Ended December 31, 2019	$171,746

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

On December 31, 2021 and 2020, in the opinion of the Trust and the Fund, the reported value of the Sugar Futures Contracts traded on the ICE fairly reflected the value of the Sugar Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the years being reported.

For the years ended December 31, 2021 and 2020, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-05: “Leases (Topic 842).” Under the amended guidance, a lessor should classify and account for a lease with variable lease payments that don’t depend on an index or a rate as an operating lease if the lease would’ve been classified as a sales-type lease or a direct financing lease in accordance with the lease classification guidance in Topic 842 and the lessor would’ve otherwise recognized a day-one loss. The amendment was early adopted for the quarter ended September 30, 2021; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

The FASB issued ASU 2020-01: Investments Equity Securities (Topic 321), Investments Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The amendments clarify the treatment of transactions that require a company to apply or discontinue the equity method of accounting. The amendments were early adopted for the quarter ended March 31, 2020; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

Note 4 - Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of December 31, 2021 and December 31, 2020.

December 31, 2021

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2021
Cash Equivalents	$12,316,423	$-	$-	$12,316,423
Sugar Futures Contracts	1,079,226	-	-	1,079,226
Total	$13,395,649	$-	$-	$13,395,649

Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2021
Sugar Futures Contracts	$80,506	$-	$-	$80,506

December 31, 2020

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2020
Cash Equivalents	$6,652,192	$-	$-	$6,652,192
Sugar Futures Contracts	1,407,703	-	-	1,407,703
Total	$8,059,895	$-	$-	$8,059,895

For the years ended December 31, 2021 and 2020, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 - Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the years ended December 31, 2021 and 2020, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, E D & F Man as of December 31, 2021 and 2020. *The amount of collateral presented in Collateral, Due from Broker, is limited to the liability for the futures contracts and accordingly does not include the excess collateral pledged.

Offsetting of Financial Assets and Derivative Assets as of December 31, 2021

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Sugar futures contracts	$1,079,226	$-	$1,079,226	$80,506	$-	$998,720

 Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2021

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity Price
Sugar futures contracts	$80,506	$-	$80,506	$80,506	$-	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2020

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Sugar futures contracts	$1,407,703	$-	$1,407,703	$-	$475,661	$932,042

The following is a summary of realized and net change in unrealized gains (losses) of the derivative instruments utilized by the Fund:

Year ended December 31, 2021

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Sugar futures contracts	6,223,228	(408,983)

Year ended December 31, 2020

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Sugar futures contracts	$(656,937)	$1,060,274

Year ended December 31, 2019

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Sugar futures contracts	$113,747	$161,106

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $20.9 million in 2021, $10.4 million in 2020, and $10.4 million in 2019.

Note 6 - Financial Highlights

The following table presents per share performance data and other supplemental financial data for the years ended December 31, 2021, 2020 and 2019. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Year ended	Year ended	Year ended
	December 31, 2021	December 31, 2020	December 31, 2019
Per Share Operation Performance
Net asset value at beginning of period	$6.72	$7.04	$7.07
Income (loss) from investment operations:
Investment income	0.01	0.04	0.16
Net realized and unrealized gain (loss) on commodity futures contracts	2.65	(0.20)	0.06
Total expenses, net	(0.15)	(0.16)	(0.25)
Net increase (decrease) in net asset value	2.51	(0.32)	(0.03)
Net asset value at end of period	$9.23	$6.72	$7.04
Total Return	37.31%	(4.51)%	(0.45)%
Ratios to Average Net Assets (Annualized)
Total expenses	2.49%	4.67%	5.22%
Total expenses, net	1.84%	2.64%	3.56%
Net investment loss	(1.70)%	(1.98)%	(1.23)%

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

Note 8 - Subsequent Events

Management has evaluated the financial statements for the year-ended December 31, 2021 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than those noted below:

A new registration statement was filed for the Fund with the SEC on March 10, 2022, and, as of the date of this 10-K, has not been declared effective. The new registration statement registers an indefinite number of shares.

GRANT THORNTON LLP 757 Third Ave., 9th Floor New York, NY 10017 D+1 212 599 0100 F+1 212 370 4520

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor and Shareholders of

Teucrium Wheat Fund

Opinion on the financial statements

We have audited the accompanying statements of assets and liabilities, including the schedules of investments, of Teucrium Wheat Fund (the “Fund”) as of December 31, 2021 and 2020, the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GRANT THORNTON LLP

We have served as the Fund’s auditor since 2014.

New York, New York

March 16, 2022

GT.COM	Grant Thornton LLP is the U.S. member firm of Grant Thornton International Ltd (GTIL). GTIL and each of its member firms are separate legal entities and are not a worldwide partnership.

TEUCRIUM WHEAT FUND

STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2021	December 31, 2020

Assets
Cash and cash equivalents	$72,841,616	$68,946,725
Interest receivable	4,993	3,257
Other assets	970	-
Capital shares receivable	-	307,830
Equity in trading accounts:
Commodity futures contracts	3,714,672	5,738,162
Total assets	76,562,251	74,995,974

Liabilities
Payable for shares redeemed	-	2,462,640
Management fee payable to Sponsor	67,745	60,902
Other liabilities	4,242	24,751
Equity in trading accounts:
Commodity futures contracts	654,969	-
Due to broker	213,708	2,571,103
Total equity in trading accounts	868,677	2,571,103
Total liabilities	940,664	5,119,396

Net assets	$75,621,587	$69,876,578

Shares outstanding	10,250,004	11,350,004

Shares available	33,600,000	37,650,000

Net asset value per share	$7.38	$6.16

Market value per share	$7.39	$6.19

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

SCHEDULE OF INVESTMENTS

December 31, 2021

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X 0.026% (cost $5,281,765)	$5,281,765	6.99%	5,281,765
Goldman Sachs Financial Square Government Fund - Institutional Class 0.030% (cost $3,228)	3,228	0.00	3,228
Total money market funds (cost: $5,284,993)	$5,284,993	6.99%

			Principal Amount
Commercial Paper
Albemarle Corporation 0.181% (cost: $2,499,081 due 01/31/2022)	$2,499,622	3.30%	2,500,000
Albemarle Corporation 0.200% (cost: $2,499,417 due 01/11/2022)	2,499,861	3.31	2,500,000
Brookfield Infrastructure Holdings (Canada) Inc. 0.170% (cost: $2,499,021 due 01/25/2022)	2,499,717	3.31	2,500,000
Conagra Brands, Inc. 0.160% (cost: $2,499,300 due 01/05/2022)	2,499,956	3.31	2,500,000
General Motors Financial Company, Inc. 0.160% (cost: $2,499,000 due 01/06/2022)	2,499,945	3.31	2,500,000
General Motors Financial Company, Inc. 0.200% (cost: $2,498,778 due 01/31/2022)	2,499,583	3.30	2,500,000
Harley-Davidson Financial Services, Inc. 0.167% (cost: $2,499,015 due 01/13/2022)	2,499,861	3.31	2,500,000
Harley-Davidson Financial Services, Inc. 0.170% (cost: $2,498,938 due 02/01/2022)	2,499,634	3.31	2,500,000
Harley-Davidson Financial Services, Inc. 0.250% (cost: $2,498,664 due 03/02/2022)	2,498,959	3.30	2,500,000
Jabil Inc. 0.300% (cost: $2,498,688 due 02/08/2022)	2,499,208	3.30	2,500,000
Jabil Inc. 0.310% (cost: $2,498,450 due 02/25/2022)	2,498,816	3.30	2,500,000
Viatris Inc. 0.300% (cost: $2,498,313 due 02/11/2022)	2,499,146	3.30	2,500,000
Viatris Inc. 0.200% (cost: $2,499,292 due 01/21/2022)	2,499,722	3.31	2,500,000
Viatris Inc. 0.310% (cost: $2,498,493 due 03/01/2022)	2,498,730	3.30	2,500,000
WGL Holdings, Inc. 0.220% (cost: $2,499,343 due 01/12/2022)	2,499,832	3.31	2,500,000
Total Commercial Paper (cost: $37,483,793)	$37,492,592	49.58%
Total Cash Equivalents	$42,777,585	56.57%

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures MAY22 (687 contracts)	$1,809,796	2.39%	$26,595,488
CBOT wheat futures DEC22 (686 contracts)	1,904,876	2.52	26,411,000
Total commodity futures contracts	$3,714,672	4.91%	$53,006,488

Description: Liabilities	Fair Value	Percentage of Net Assets	Notional Amount (Long Exposure)

Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures JUL22 (593 contracts)	$654,969	0.87%	$22,667,425

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

SCHEDULE OF INVESTMENTS

December 31, 2020

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X (cost $16,214,175)	$16,214,175	23.20%	16,214,175
Blackrock Liquidity FedFund - Institutional Class (cost $13,227)	13,227	0.02	13,227
Total money market funds (cost: $16,227,402)	$16,227,402	23.22%

			Principal Amount
Commercial Paper
Energy Transfer Operating, L.P. 0.421% (cost: $2,498,863 due 01/29/2021)	$2,499,183	3.58%	2,500,000
Energy Transfer Operating, L.P. 0.501% (cost: $2,498,889 due 01/29/2021)	2,499,028	3.57	2,500,000
General Motors Financial Company, Inc. 0.400% (cost: $2,497,945 due 01/04/2021)	2,499,917	3.58	2,500,000
General Motors Financial Company, Inc. 0.411% (cost: $2,498,178 due 01/08/2021)	2,499,801	3.58	2,500,000
Harley-Davidson Financial Services, Inc. 0.250% (cost: $2,498,437 due 01/11/2021)	2,499,826	3.58	2,500,000
Hyundai Capital America, Inc. 0.170% (cost: $2,499,245 due 02/03/2021)	2,499,611	3.58	2,500,000
Jabil Inc. 0.430% (cost: $2,498,627 due 01/29/2021)	2,499,164	3.58	2,500,000
Jabil Inc. 0.501% (cost: $2,497,153 due 02/24/2021)	2,498,125	3.57	2,500,000
Marathon Petroleum Corporation 0.350% (cost: $4,997,375 due 02/01/2021)	4,998,493	7.15	5,000,000
Marathon Petroleum Corporation 0.381% (cost: $4,996,147 due 02/26/2021)	4,997,044	7.15	5,000,000
WGL Holdings, Inc. 0.200% (cost: $2,499,417 due 01/27/2021)	2,499,639	3.58	2,500,000
Walgreens Boots Alliance, Inc. 0.246% (cost: $2,498,857 due 03/05/2021)	2,498,926	3.58	2,500,000
Total Commercial Paper (cost: $34,979,133)	$34,988,757	50.08%
Total Cash Equivalents	$51,216,159	73.30%

			Notional Amount (Long Exposure)
Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures MAY21 (765 contracts)	$2,297,658	3.29%	$24,460,875
CBOT wheat futures JUL21 (668 contracts)	687,506	0.98	20,983,550
CBOT wheat futures DEC21 (767 contracts)	2,752,998	3.94	24,419,363
Total commodity futures contracts	$5,738,162	8.21%	$69,863,788

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF OPERATIONS

	Year ended	Year ended	Year ended
	December 31, 2021	December 31, 2020	December 31, 2019
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$18,418,461	$5,461,905	$(9,623,635)
Net change in unrealized (depreciation) appreciation on commodity futures contracts	(2,678,459)	669,686	9,053,876
Interest income	131,765	416,399	1,319,942
Total income	15,871,767	6,547,990	750,183

Expenses
Management fees	809,682	554,982	534,850
Professional fees	201,641	287,573	349,582
Distribution and marketing fees	662,478	631,478	735,336
Custodian fees and expenses	74,742	84,306	96,947
Business permits and licenses fees	27,591	26,198	32,473
General and administrative expenses	60,012	71,671	72,435
Brokerage commissions	-	-	14,841
Other expenses	-	-	8,164
Total expenses	1,836,146	1,656,208	1,844,628

Expenses waived by the Sponsor	(307,565)	(81,190)	(2,500)

Total expenses, net	1,528,581	1,575,018	1,842,128

Net income (loss)	$14,343,186	$4,972,972	$(1,091,945)

Net income (loss) per share	$1.22	$0.32	$(0.11)
Net income (loss) per weighted average share	$1.20	$0.50	$(0.11)
Weighted average shares outstanding	11,913,086	9,949,731	9,768,840

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF CHANGES IN NET ASSETS

	Year ended	Year ended	Year ended
	December 31, 2021	December 31, 2020	December 31, 2019
Operations
Net income (loss)	$14,343,186	$4,972,972	$(1,091,945)
Capital transactions
Issuance of Shares	26,494,978	29,814,205	11,940,413
Redemption of Shares	(35,093,155)	(17,146,795)	(13,762,145)
Total capital transactions	(8,598,177)	12,667,410	(1,821,732)
Net change in net assets	5,745,009	17,640,382	(2,913,677)

Net assets, beginning of period	$69,876,578	$52,236,196	$55,149,873

Net assets, end of period	$75,621,587	$69,876,578	$52,236,196

Net asset value per share at beginning of period	$6.16	$5.84	$5.95

Net asset value per share at end of period	$7.38	$6.16	$5.84

Creation of Shares	4,050,000	5,350,000	2,175,000
Redemption of Shares	5,150,000	2,950,000	2,500,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF CASH FLOWS

	Year ended	Year ended	Year ended
	December 31, 2021	December 31, 2020	December 31, 2019
Cash flows from operating activities:
Net income (loss)	$14,343,186	$4,972,972	$(1,091,945)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized depreciation (appreciation) on commodity futures contracts	2,678,459	(669,686)	(9,053,876)
Changes in operating assets and liabilities:
Due from broker	-	-	5,867,925
Interest receivable	(1,736)	(3,186)	(64)
Other assets	(970)	4,209	9,245
Due to broker	(2,357,395)	(1,687,307)	4,258,410
Management fee payable to Sponsor	6,843	17,985	(5,633)
Payable for purchases of commercial paper	-	-	(9,969,591)
Other liabilities	(20,509)	21,875	(25,543)
Net cash provided by (used in) operating activities	14,647,878	2,656,862	(10,011,072)

Cash flows from financing activities:
Proceeds from sale of Shares	26,802,808	29,506,375	11,940,413
Redemption of Shares	(37,555,795)	(14,684,155)	(13,762,145)
Net cash (used in) provided by financing activities	(10,752,987)	14,822,220	(1,821,732)

Net change in cash and cash equivalents	3,894,891	17,479,082	(11,832,804)
Cash and cash equivalents, beginning of period	68,946,725	51,467,643	63,300,447
Cash and cash equivalents, end of period	$72,841,616	$68,946,725	$51,467,643

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

December 31, 2021

Note 1–- Organization and Operation

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

On June 13, 2011, the Fund’s initial registration of 10,000,000 shares on Form S-1 was declared effective by the SEC. On September 19, 2011, the Fund listed its shares on the NYSE Arca under the ticker symbol “WEAT.” On the business day prior to that, the Fund issued 100,000shares in exchange for $2,500,000 at the Fund’s initial NAV of $25 per share. The Fund also commenced investment operations on September 19, 2011 by purchasing commodity futures contracts traded on the CBOT. On December 31, 2010, the Fund had four shares outstanding, which were owned by the Sponsor. The current registration statement for WEAT was declared effective on April 29, 2019. This registration statement for WEAT registered an additional 30,000,000 shares.

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

Note 2–- Principal Contracts and Agreements

The Sponsor employs U.S. Bank N.A. as the Custodian for the Funds. The principal business address for U.S. Bank N.A is 1555 North Rivercenter Drive, Suite 302, Milwaukee, Wisconsin 53212. U.S. Bank N.A. is a Wisconsin state-chartered bank subject to regulation by the Board of Governors of the Federal Reserve System and the Wisconsin State Banking Department. The principal address for U.S. Bancorp Fund Services, LLC doing business as U.S. Bank Global Fund Services (“Global Fund Services”) is 615 E. Michigan Street, Milwaukee, WI 53202. In addition, effective on the Conversion Date, Global Fund Services, a wholly owned subsidiary of U.S. Bank, commenced serving as administrator for each Fund, performing certain administrative, accounting services, and preparing certain SEC reports on behalf of the Funds, and also became the registrar and transfer agent for each Fund’s Shares. For such services, U.S. Bank and Global Fund Services will receive an asset-based fee, subject to a minimum annual fee.

For custody services, the Funds will pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and 0.0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to Global Fund Services 0.05% of average gross assets on the first $500 million, 0.04% on the next $500 million, 0.03% on the next $2 billion, and 0.02% on the balance over $3 billion annually. A combined minimum annual fee of up to $47,000 for custody, transfer agency, accounting and administrative services is assessed per Fund. These services are recorded in custodian fees and expenses on the statements of operations. A summary of these expenses is included below.

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

E D & F Man Capital Markets, Inc. (“E D & F Man”) serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. E D & F Man is registered as an FCM with the U.S. CFTC and is a member of the NFA. E D & F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of FINRA. E D & F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar and Wheat Futures Contracts E D & F Man is paid $9.00 per round turn. Prior to August 21, 2019, these expenses were recorded in brokerage commissions on the statements of operations. Beginning on August 21, 2019, these expenses were recognized on a per-trade basis. The half-turn is recognized as an unrealized loss on the statements of operations for contracts that have been purchased since the change in recognition, and a full turn is recognized as a realized loss on the statements of operations when a contract is sold. A summary of these expenses can be found below under the heading, Brokerage Commissions.

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

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Amount Recognized for Custody Services	$74,742	$84,306	$96,947
Amount of Custody Services Waived	$14,267	$5,939	$-

Amount Recognized for Distribution Services	$38,391	$39,577	$44,421
Amount of Distribution Services Waived	$20,120	$9,177	$-

Amount Recognized for Wilmington Trust	$789	$565	$837
Amount of Wilmington Trust Waived	$-	$565	$-

Amount Recognized for Thales	$59,673	$24,841	$-
Amount of Thales Waived	$26,449	$8,462	$-

Note 3–- Summary of Significant Accounting Policies

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

Brokerage Commissions

Beginning on August 21, 2019, the Sponsor began recognizing the expense for brokerage commissions for futures contract trades on a per-trade basis. Prior to the change, brokerage commissions on all open commodity futures contracts were accrued on the trade date and on a full-turn basis. The below table shows the amounts included on the statements of operations as total brokerage commissions paid inclusive of unrealized loss as of December 31, 2019, 2020, and 2021.

WEAT
Year Ending December 31, 2021	$47,448
Year Ending December 31, 2020	$40,741
Year Ending December 31, 2019	$41,004

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2018 to 2021, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of and for the years ended December 31, 2021, 2020, 2019, and 2018. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the years ended December 31, 2021, 2020, 2019, and 2018.

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

	December 31, 2021	December 31, 2020	December 31, 2019
Money Market Funds	$5,284,993	$16,227,402	$119
Demand Deposit Savings Accounts	30,064,031	17,730,566	29,538,697
Commercial Paper	37,492,592	34,988,757	19,980,099
Treasury Bills	-	-	1,948,728
Total cash and cash equivalents as presented on the Statement of Assets and Liabilities	$72,841,616	$68,946,725	$51,467,643

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

Margin is the minimum amount of funds that must be deposited by a commodity interest trader with the trader’s broker to initiate and maintain an open position in futures contracts. A margin deposit acts to assure the trader’s performance of the futures contracts purchased or sold. Futures contracts are customarily bought and sold on initial margin that represents a relatively small percentage of the aggregate purchase or sales price of the contract. Because of such low margin requirements, price fluctuations occurring in the futures markets may create profits and losses that, in relation to the amount invested, are greater than those in other forms of investment or speculation. As discussed below, adverse price changes in a futures contract may result in margin requirements that greatly exceed the initial margin. In addition, the amount of margin required in connection with a particular futures contract is set from time to time by the exchange on which the contract is traded and may be modified from time to time by the exchange during the term of the contract. Brokerage firms, such as the Fund’s clearing brokers, carrying accounts for traders in commodity interest contracts generally require higher amounts of margin as a matter of policy to further protect themselves. Over-the-counter trading generally involves the extension of credit between counterparties, so the counterparties may agree to require the posting of collateral by one or both parties to address credit exposure.

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

Calculation of Net Asset Value

The Fund’s NAV is calculated by:

•	Taking the current market value of its total assets and

•	Subtracting any liabilities

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

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Recognized Related Party Transactions	$478,989	$503,823	$557,131
Waived Related Party Transactions	$134,898	$27,789	$2,500

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

WEAT
Year Ended December 31, 2021	$307,565
Year Ended December 31, 2020	$81,190
Year Ended December 31, 2019	$2,500

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

Fair Value–- Definition and Hierarchy

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

Level 1–- Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Fund has the ability to access. Valuation adjustments and block discounts are not applied to Level 1 financial instruments. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these financial instruments does not entail a significant degree of judgment.

Level 2–- Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3–- Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

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

On December 31, 2021 and 2020, in the opinion of the Trust and the Fund, the reported value of the Wheat Futures Contracts traded on the CBOT fairly reflected the value of the Wheat Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the years being reported.

For the period ended June 30, 2020, the DEC21 Wheat Futures Contracts traded on the CBOT did not, in the opinion of the Trust and WEAT, trade in an actively traded futures market as defined in the policy of the Trust and WEAT for the entire period during which they were held. Accordingly, the Trust and WEAT classified these as a Level 2 asset for the period ended June 30, 2020 due to the quarterly average daily volume for the contract. These Wheat contracts transferred back to a Level 1 asset for the period ended September 30, 2020.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-05: “Leases (Topic 842).” Under the amended guidance, a lessor should classify and account for a lease with variable lease payments that don’t depend on an index or a rate as an operating lease if the lease would’ve been classified as a sales-type lease or a direct financing lease in accordance with the lease classification guidance in Topic 842 and the lessor would’ve otherwise recognized a day-one loss. The amendment was early adopted for the quarter ended September 30, 2021; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

The FASB issued ASU 2020-01: Investments Equity Securities (Topic 321), Investments Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The amendments clarify the treatment of transactions that require a company to apply or discontinue the equity method of accounting. The amendments were early adopted for the quarter ended March 31, 2020; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

Note 4–- Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of December 31, 2021 and December 31, 2020:

December 31, 2021

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2021
Cash Equivalents	$42,777,585	$-	$-	$42,777,585
Wheat Futures contracts	3,714,672	-	-	3,714,672
Total	$46,492,257	$-	$-	$46,492,257

Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2021
Wheat Futures contracts	$654,969	$-	$-	$654,969

December 31, 2020

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2020
Cash Equivalents	$51,216,159	$-	$-	$51,216,159
Wheat Futures contracts	5,738,162	-	-	5,738,162
Total	$56,954,321	$-	$-	$56,954,321

For the years ended December 31, 2021 and 2020, the Funds did not have any significant transfers between any of the levels of the fair value hierarchy, except for the DEC 21 CBOT Wheat contracts, which were reflected as a Level 2 asset for the period ended June 30, 2020 due to the quarterly average daily volume for the contract. These transferred back to a Level 1 asset for the quarter ending September 30, 2020.

See the Fair Value–- Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5–- Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the years ended December 31, 2021 and 2020, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, E D & F Man as of December 31, 2021 and 2020. *The amount of collateral presented in Collateral, Due from Broker, is limited to the liability for the futures contracts and accordingly does not include the excess collateral pledged.

Offsetting of Financial Assets and Derivative Assets as of December 31, 2021

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Wheat futures contracts	$3,714,672	$-	$3,714,672	$654,969	$213,708	$2,845,995

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2021

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity Price
Wheat futures contracts	$654,969	$-	$654,969	$654,969	$-	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2020

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Wheat futures contracts	$5,738,162	$-	$5,738,162	$-	$2,571,103	$3,167,059

The following is a summary of realized and net change in unrealized gains (losses) of the derivative instruments utilized by the Fund:

Year ended December 31, 2021

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Wheat futures contracts	18,418,461	(2,678,459)

Year ended December 31, 2020

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Wheat futures contracts	$5,461,905	$669,686

Year ended December 31, 2019

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Wheat futures contracts	$(9,623,635)	$9,053,876

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $80.9 million in 2021, $56.6 million in 2020, and $53.1 million in 2019.

Note 6–- Financial Highlights

The following table presents per share performance data and other supplemental financial data for the years ended December 31, 2021, 2020 and 2019. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Year ended	Year ended	Year ended
	December 31, 2021	December 31, 2020	December 31, 2019
Per Share Operation Performance
Net asset value at beginning of period	$6.16	$5.84	$5.95
Income (loss) from investment operations:
Investment income	0.01	0.04	0.14
Net realized and unrealized gain (loss) on commodity futures contracts	1.34	0.44	(0.06)
Total expenses, net	(0.13)	(0.16)	(0.19)
Net increase (decrease) in net asset value	1.22	0.32	(0.11)
Net asset value at end of period	$7.38	$6.16	$5.84
Total Return	19.84%	5.48%	(1.84)%
Ratios to Average Net Assets (Annualized)
Total expenses	2.27%	2.98%	3.45%
Total expenses, net	1.89%	2.84%	3.44%
Net investment loss	(1.73)%	(2.09)%	(0.97)%

The financial highlights per share data are calculated consistent with the methodology used to calculate asset-based fees and expenses.

Note 7–- Organizational and Offering Costs

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

Note 8–- Subsequent Events

Management has evaluated the financial statements for the year-ended December 31, 2021 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than those noted below:

The total net assets of the Fund increased by $273,082,993, or 361%, for the period December 31, 2021 to March 15, 2022. This was driven by a 45% increase in the NAV per share and a 219% increase in the shares outstanding.

In late February 2022, Russia invaded Ukraine, significantly amplifying already existing geopolitical tensions among Russia and other countries in the region and in the West. The responses of countries and political bodies to Russia’s actions, the larger overarching tensions, and Ukraine’s military response and the potential for wider conflict may increase financial market volatility generally, have severe adverse effects on regional and global economic markets, and cause volatility in the price of agricultural commodities, agricultural commodity futures and the share price of the Fund.

On March 7, 2022, the Teucrium Wheat Fund sold all available shares for purchase by its Authorized Participants and suspended creations. On March 9, 2022, the SEC accelerated a new registration statement filed by the Fund for an indefinite amount of new shares and the offer and sale of the Fund’s shares commenced.

GRANT THORNTON LLP 757 Third Ave., 9th Floor New York, NY 10017 D+1 212 599 0100 F+1 212 370 4520

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor and Shareholders of

Teucrium Agricultural Fund

Opinion on the financial statements

We have audited the accompanying statements of assets and liabilities, including the schedules of investments, of Teucrium Agricultural Fund (the “Fund”) as of December 31, 2021 and 2020, the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GRANT THORNTON LLP

We have served as the Fund’s auditor since 2014.

New York, New York

March 16, 2022

GT.COM	Grant Thornton LLP is the U.S. member firm of Grant Thornton International Ltd (GTIL). GTIL and each of its member firms are separate legal entities and are not a worldwide partnership.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2021	December 31, 2020

Assets
Cash equivalents	$4,801	2,786
Interest receivable	3	-
Other assets	30	1
Equity in trading accounts:
Investments in securities, at fair value (cost $12,799,498 and $1,586,899 as of December 31, 2021 and December 31, 2020, respectively)	14,178,019	1,582,262
Total assets	14,182,853	1,585,049

Liabilities
Other liabilities	3,198	661

Net assets	$14,179,655	$1,584,388

Shares outstanding	525,002	75,002

Shares authorized	4,075,000	4,612,500

Net asset value per share	$27.01	$21.12

Market value per share	$26.94	$21.21

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

SCHEDULE OF INVESTMENTS

December 31, 2021

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Exchange-traded funds
Teucrium Corn Fund	$3,537,560	24.95%	163,930
Teucrium Soybean Fund	3,538,006	24.96	155,374
Teucrium Sugar Fund	3,591,878	25.33	389,317
Teucrium Wheat Fund	3,510,575	24.76	475,836
Total exchange-traded funds (cost: $12,799,498)	$14,178,019	100.00%

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X 0.026% (cost: $4,801)	$4,801	0.03%	4,801

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

SCHEDULE OF INVESTMENTS

December 31, 2020

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Exchange-traded funds
Teucrium Corn Fund	$401,787	25.36%	25,858
Teucrium Soybean Fund	401,177	25.32	20,581
Teucrium Sugar Fund	383,816	24.23	57,124
Teucrium Wheat Fund	395,482	24.96	64,237
Total exchange-traded funds (cost: $1,586,899)	$1,582,262	99.87%

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X (cost: $2,786)	$2,786	0.18%	2,786

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF OPERATIONS

	Year ended	Year ended	Year ended
	December 31, 2021	December 31, 2020	December 31, 2019
Income
Realized and unrealized gain (loss) on trading of securities:
Realized gain (loss) on securities	$24,928	$(345,117)	$(109,378)
Net change in unrealized appreciation on securities	1,383,158	427,132	66,117
Interest income	18	11	63
Total income (loss)	1,408,104	82,026	(43,198)

Expenses
Professional fees	22,383	11,372	10,380
Distribution and marketing fees	69,107	13,599	17,185
Custodian fees and expenses	7,579	1,874	2,159
Business permits and licenses fees	14,935	14,138	12,030
General and administrative expenses	4,899	1,403	1,491
Other expenses	9	10	54
Total expenses	118,912	42,396	43,299

Expenses waived by the Sponsor	(105,722)	(39,833)	(40,517)

Total expenses, net	13,190	2,563	2,782

Net income (loss)	$1,394,914	$79,463	$(45,980)

Net income (loss) per share	$5.89	$1.40	$(0.61)
Net income (loss) per weighted average share	$4.60	$1.12	$(0.61)
Weighted average shares outstanding	303,324	70,733	75,002

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF CHANGES IN NET ASSETS

	Year ended	Year ended	Year ended
	December 31, 2021	December 31, 2020	December 31, 2019
Operations
Net income (loss)	$1,394,914	$79,463	$(45,980)
Capital transactions
Issuance of Shares	13,467,624	235,946	-
Redemption of Shares	(2,267,271)	(209,801)	-
Total capital transactions	11,200,353	26,145	-
Net change in net assets	12,595,267	105,608	(45,980)

Net assets, beginning of period	$1,584,388	$1,478,780	$1,524,760

Net assets, end of period	$14,179,655	$1,584,388	$1,478,780

Net asset value per share at beginning of period	$21.12	$19.72	$20.33

Net asset value per share at end of period	$27.01	$21.12	$19.72

Creation of Shares	537,500	12,500	-
Redemption of Shares	87,500	12,500	-

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF CASH FLOWS

	Year ended	Year ended	Year ended
	December 31, 2021	December 31, 2020	December 31, 2019
Cash flows from operating activities:
Net income (loss)	$1,394,914	$79,463	$(45,980)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net change in unrealized appreciation on securities	(1,383,158)	(427,132)	(66,117)
Changes in operating assets and liabilities:
Net sale of investments in securities	(11,212,599)	321,750	112,523
Interest receivable	(3)	3	2
Other assets	(29)	(1)	-
Other liabilities	2,537	(75)	(657)
Net cash used in operating activities	(11,198,338)	(25,992)	(229)

Cash flows from financing activities:
Proceeds from sale of Shares	13,467,624	235,946	-
Redemption of Shares	(2,267,271)	(209,801)	-
Net cash provided by financing activities	11,200,353	26,145	-

Net change in cash equivalents	2,015	153	(229)
Cash equivalents, beginning of period	2,786	2,633	2,862
Cash equivalents, end of period	$4,801	$2,786	$2,633

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

December 31, 2021

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

While the Fund expects to maintain substantially all of its assets in shares of the Underlying Funds at all times, the Fund may hold some residual amount of assets in obligations of the United States government (“Treasury Securities”) or cash equivalents, and/or merely hold such assets in cash (generally in interest-bearing accounts). The Underlying Funds invest in Commodity Interests to the fullest extent possible without being leveraged or unable to satisfy their expected current or potential margin or collateral obligations with respect to their investments in Commodity Interests. After fulfilling such margin and collateral requirements, the Underlying Funds will invest the remainder of the proceeds from the sale of baskets in Treasury Securities or cash equivalents, and/or merely hold such assets in cash. Therefore, the focus of the Sponsor in managing the Underlying Funds is investing in Commodity Interests, in Treasury Securities, and cash and cash equivalents. The Fund and the Underlying Funds will seek to earn interest income from the Treasury Securities and cash equivalents that it purchases and on the cash it holds through the Fund’s custodian and other financial institutions.

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

Note 2 - Principal Contracts and Agreements

The Sponsor employs U.S. Bank N.A. as the Custodian for the Funds. The principal business address for U.S. Bank N.A is 1555 North Rivercenter Drive, Suite 302, Milwaukee, Wisconsin 53212. U.S. Bank N.A. is a Wisconsin state-chartered bank subject to regulation by the Board of Governors of the Federal Reserve System and the Wisconsin State Banking Department. The principal address for U.S. Bancorp Fund Services, LLC doing business as U.S. Bank Global Fund Services (“Global Fund Services”) is 615 E. Michigan Street, Milwaukee, WI 53202. In addition, effective on the Conversion Date, Global Fund Services, a wholly owned subsidiary of U.S. Bank, commenced serving as administrator for each Fund, performing certain administrative, accounting services, and preparing certain SEC reports on behalf of the Funds, and also became the registrar and transfer agent for each Fund’s Shares. For such services, U.S. Bank and Global Fund Services will receive an asset-based fee, subject to a minimum annual fee.

For custody services, the Funds will pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and 0.0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to Global Fund Services 0.05% of average gross assets on the first $500 million, 0.04% on the next $500 million, 0.03% on the next $2 billion, and 0.02% on the balance over $3 billion annually. A combined minimum annual fee of up to $47,000 for custody, transfer agency, accounting and administrative services is assessed per Fund. These services are recorded in custodian fees and expenses on the statements of operations. A summary of these expenses is included below.

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

E D & F Man Capital Markets, Inc. (“E D & F Man”) serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. E D & F Man is registered as an FCM with the U.S. CFTC and is a member of the NFA. E D & F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of FINRA. E D & F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar and Wheat Futures Contracts E D & F Man is paid $9.00 per round turn. Prior to August 21, 2019, these expenses were recorded in brokerage commissions on the statements of operations. Beginning on August 21, 2019, these expenses were recognized on a per-trade basis. The half-turn is recognized as an unrealized loss on the statements of operations for contracts that have been purchased since the change in recognition, and a full turn is recognized as a realized loss on the statements of operations when a contract is sold. A summary of these expenses is included in the disclosure of the underlying Funds.

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

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Amount Recognized for Custody Services	$7,579	$1,874	$2,159
Amount of Custody Services Waived	$7,199	$1,702	$2,159

Amount Recognized for Distribution Services	$3,860	$851	$1,045
Amount of Distribution Services Waived	$3,702	$790	$879

Amount Recognized for Wilmington Trust	$108	$11	$18
Amount of Wilmington Trust Waived	$108	$-	$18

Amount Recognized for Thales	$5,350	$533	$301
Amount of Thales Waived	$5,350	$365	$261

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2018 to 2021, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of and for the years ended December 31, 2021, 2020, 2019, and 2018. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the years ended December 31, 2021, 2020, 2019, and 2018.

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

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with original maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short-term maturities. The Fund has these balances of its cash equivalents on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits. TAGS had a balance of $4,801 and $2,786 in money market funds at December 31, 2021 and December 31, 2020, respectively; these balances are included in cash equivalents on the statements of assets and liabilities.

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

Calculation of Net Asset Value

The Fund’s NAV is calculated by:

•	Taking the current market value of its total assets and

•	Subtracting any liabilities

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

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Recognized Related Party Transactions	$51,117	$10,906	$13,711
Waived Related Party Transactions	$46,063	$9,518	$11,641

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

TAGS
Year Ended December 31, 2021	$105,722
Year Ended December 31, 2020	$39,833
Year Ended December 31, 2019	$40,517

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-05: “Leases (Topic 842).” Under the amended guidance, a lessor should classify and account for a lease with variable lease payments that don’t depend on an index or a rate as an operating lease if the lease would’ve been classified as a sales-type lease or a direct financing lease in accordance with the lease classification guidance in Topic 842 and the lessor would’ve otherwise recognized a day-one loss. The amendment was early adopted for the quarter ended September 30, 2021; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

The FASB issued ASU 2020-01: Investments Equity Securities (Topic 321), Investments Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The amendments clarify the treatment of transactions that require a company to apply or discontinue the equity method of accounting. The amendments were early adopted for the quarter ended March 31, 2020; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

Note 4 - Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of December 31, 2021 and December 31, 2020:

December 31, 2021

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2021
Exchange Traded Funds	$14,178,019	$-	$-	$14,178,019
Cash Equivalents	4,801	-	-	4,801
Total	$14,182,820	$-	$-	$14,182,820

December 31, 2020

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2020
Exchange Traded Funds	$1,582,262	$-	$-	$1,582,262
Cash Equivalents	2,786	-	-	2,786
Total	$1,585,048	$-	$-	$1,585,048

For the quarter ended June 30, 2021, Corn Futures Contracts for the Sep21 and Dec21 CBOT corn futures contracts settled in a “limit up” condition. Accordingly, the Trust and CORN classified these as Level 2 assets. The financial statements of these funds including TAGS, due to the NAV adjustments for each of the impacted Underlying Funds were adjusted accordingly. The adjustment in CORN resulted in a $10,383 increase in the investment of the Underlying Funds due to the increase in unrealized gain in the Corn Fund, and classified these Corn Fund shares as a Level 2 asset for the period ended June 30, 2021. For the period ended September 30, 2021, the CORN shares were classified as a Level 1 asset.

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

Note 5 - Financial Highlights

The following table presents per share performance data and other supplemental financial data for the years ended December 31, 2021, 2020, and 2019. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Year ended	Year ended	Year ended
	December 31, 2021	December 31, 2020	December 31, 2019
Per Share Operation Performance
Net asset value at beginning of period	$21.12	$19.72	$20.33
Income (loss) from investment operations:
Net realized and unrealized gain (loss) on investment transactions	5.93	1.44	(0.57)
Total expenses, net	(0.04)	(0.04)	(0.04)
Net increase (decrease) in net asset value	5.89	1.40	(0.61)
Net asset value at end of period	$27.01	$21.12	$19.72
Total Return	27.85%	7.14%	(3.02)%
Ratios to Average Net Assets (Annualized)
Total expenses	1.54%	3.31%	2.96%
Total expenses, net	0.17%	0.20%	0.19%
Net investment loss	(0.17)%	(0.20)%	(0.19)%

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

Note 7 - Subsequent Events

Management has evaluated the financial statements for the year-ended December 31, 2021 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than those noted below:

The total net assets of the Fund increased by $15,312,601, or 108%, for the period December 31, 2021 to March 15, 2022. This was driven by a 21% increase in the NAV per share and a 71% increase in the shares outstanding.

A new registration statement was filed for the Fund with the SEC on March 10, 2022, and, as of the date of this 10-K, has not been declared effective. The new registration statement registers an indefinite number of shares.

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

Date: March 16, 2022

90