Form 10-Q
period 2022-03-31
Teucrium Commodity Trust
filed 2022-05-10
CIK 1471824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2022.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Total Number of Outstanding Shares as of May 9, 2022
Teucrium Corn Fund	10,500,004
Teucrium Sugar Fund	3,625,004
Teucrium Soybean Fund	2,900,004
Teucrium Wheat Fund	46,950,004
Teucrium Agricultural Fund	1,100,002

TEUCRIUM COMMODITY TRUST

2

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Cash and cash equivalents	$751,108,567	$252,211,943
Interest receivable	47,117	16,982
Other assets	10,845	1,000
Receivable for securities sold	3,260,269	-
Equity in trading accounts:
Commodity futures contracts	31,336,911	13,415,301
Due from broker	81,975,541	613,126
Total equity in trading accounts	113,312,452	14,028,427
Total assets	$867,739,250	$266,258,352

Liabilities
Management fee payable to Sponsor	$552,564	$227,779
Payable for purchases of commercial paper	19,985,993	-
Other liabilities	211,650	129,453
Payable for Shares redeemed	3,260,840	-
Equity in trading accounts:
Commodity futures contracts	33,791,659	735,475
Due to broker	5,452,692	888,877
Total equity in trading accounts	39,244,351	1,624,352
Total liabilities	$63,255,398	$1,981,584

Net Assets	$804,483,852	$264,276,768

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED SCHEDULE OF INVESTMENTS

March 31, 2022

(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X (cost: $329,275,142)	$329,275,142	40.93%	329,275,142
Goldman Sachs Financial Square Government Fund - Institutional Class (cost: $144,866)	144,866	0.02	144,866
Total money market funds (cost: $329,420,008)	$329,420,008	40.95%

			Principal Amount
Commercial Paper
Albemarle Corporation (cost: $14,992,416 due: 04/04/2022)	$14,999,125	1.86%	15,000,000
Albemarle Corporation (cost: $4,997,584 due: 04/07/2022)	4,999,500	0.62	5,000,000
AT&T Inc. (cost: $2,498,979 due: 04/11/2022)	2,499,757	0.31	2,500,000
AT&T Inc. (cost: $4,998,136 due: 04/13/2022)	4,999,634	0.62	5,000,000
AT&T Inc. (cost: $7,496,800 due: 04/13/2022)	7,499,400	0.93	7,500,000
AT&T Inc. (cost: $4,996,446 due: 05/02/2022)	4,998,623	0.62	5,000,000
Brookfield Infrastructure Holdings (Canada) Inc. (cost: $4,992,416 due: 05/05/2022)	4,995,042	0.62	5,000,000
Brookfield Infrastructure Holdings (Canada) Inc. (cost: $7,490,706 due: 05/03/2022)	7,493,535	0.93	7,500,000
Brookfield Infrastructure Holdings (Canada) Inc. (cost: $4,993,472 due: 05/10/2022)	4,994,584	0.62	5,000,000
Canadian Natural Resources Limited (cost: $9,994,000 due: 04/25/2022)	9,994,000	1.24	10,000,000
Cigna Corporation (cost: $9,994,030 due: 04/27/2022)	9,998,196	1.24	10,000,000
Cigna Corporation (cost: $4,994,118 due: 05/13/2022)	4,996,792	0.62	5,000,000
Cigna Corporation (cost: $4,993,334 due: 05/16/2022)	4,996,000	0.62	5,000,000
Crown Castle International Corp. (cost: $9,985,944 due: 05/12/2022)	9,986,903	1.24	10,000,000
Crown Castle International Corp. (cost: $9,995,000 due: 04/19/2022)	9,995,500	1.24	10,000,000
Enbridge (U.S.) Inc. (cost: $7,496,583 due: 04/04/2022)	7,499,874	0.93	7,500,000
Enbridge (U.S.) Inc. (cost: $4,992,922 due: 05/16/2022)	4,994,312	0.62	5,000,000
FMC Corporation (cost: $7,495,750 due: 04/11/2022)	7,498,229	0.93	10,000,000
FMC Corporation (cost: $9,992,268 due: 04/21/2022)	9,994,667	1.24	10,000,000
General Motors Financial Company, Inc. (cost: $9,991,833 due: 04/25/2022)	9,997,667	1.24	10,000,000
General Motors Financial Company, Inc. (cost: $4,997,375 due: 04/12/2022)	4,998,931	0.62	5,000,000
General Motors Financial Company, Inc. (cost: $4,988,128 due: 06/08/2022)	4,990,274	0.62	5,000,000
Glencore Funding LLC (cost: $12,494,877 due: 04/08/2022)	12,499,430	1.55	12,500,000
Harley-Davidson Financial Services, Inc. (cost: $4,997,525 due: 04/04/2022)	4,999,908	0.62	5,000,000
Harley-Davidson Financial Services, Inc. (cost: $9,991,993 due: 05/02/2022)	9,991,993	1.24	10,000,000
HP Inc. (cost: $14,993,000 due: 04/18/2022)	14,994,333	1.86	15,000,000
Humana Inc. (cost: $2,498,946 due: 04/01/2022)	2,500,000	0.31	2,500,000
Humana Inc. (cost: $9,993,779 due: 04/11/2022)	9,997,779	1.24	10,000,000
ITT Inc. (cost: $4,993,500 due: 05/17/2022)	4,996,166	0.62	5,000,000
Jabil Inc. (cost: $14,994,334 due: 04/08/2022)	14,997,667	1.86	15,000,000
Jabil Inc. (cost: $4,996,868 due: 04/18/2022)	4,998,702	0.62	5,000,000
Verizon Communications Inc. (cost: $4,992,667 due: 05/24/2022)	4,995,583	0.62	5,000,000
Verizon Communications Inc. (cost: $4,992,808 due: 05/25/2022)	4,995,432	0.62	5,000,000
Viatris Inc. (cost: $9,997,250 due: 04/01/2022)	10,000,000	1.24	10,000,000
Walgreens Boots Alliance, Inc. (cost: $4,993,048 due: 05/25/2022)	4,993,174	0.62	5,000,000
WGL Holdings, Inc. (cost: $9,993,232 due: 04/22/2022)	9,994,924	1.24	10,000,000
Total Commercial Paper (total cost: $272,292,067)	$272,375,636	33.86%
Total Cash Equivalents	$601,795,644	74.81%

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States corn futures contracts
CBOT corn futures JUL22 (2,098 contracts)	$9,417,981	1.17%	$76,891,700
CBOT corn futures SEP22 (1,920 contracts)	2,195,067	0.27	66,840,000
CBOT corn futures DEC22 (2,293 contracts)	14,217,833	1.77	78,391,938

United States soybean futures contracts
CBOT soybean futures JUL22 (281 contracts)	1,628,761	0.20	22,451,900
CBOT soybean futures NOV22 (270 contracts)	1,938,447	0.24	19,176,750
CBOT soybean futures NOV23 (345 contracts)	32,360	0.00	22,619,063

United States sugar futures contracts
ICE sugar futures JUL22 (413 contracts)	400,836	0.05	8,936,659
ICE sugar futures OCT22 (353 contracts)	572,602	0.07	7,646,262
ICE sugar futures MAR23 (409 contracts)	933,024	0.12	8,914,237
Total commodity futures contracts	$31,336,911	3.89%	$311,868,509

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures JUL22 (3,442 contracts)	$18,081,912	2.25%	$172,444,200
CBOT wheat futures SEP22 (2,991 contracts)	12,040,392	1.50	147,904,950
CBOT wheat futures DEC22 (3,543 contracts)	3,669,355	0.46	172,322,663
Total commodity futures contracts	$33,791,659	4.21%	$492,671,813

Exchange-traded funds*			Shares
Teucrium Corn Fund	$7,561,011	0.94%	278,273
Teucrium Soybean Fund	7,138,765	0.89	266,763
Teucrium Sugar Fund	7,315,073	0.91	760,450
Teucrium Wheat Fund	7,191,736	0.89	731,745
Total exchange-traded funds (cost $4,934,589)	$29,206,585	3.63%

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

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2022	March 31, 2021
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain on commodity futures contracts	$61,698,411	$41,123,865
Net change in unrealized depreciation on commodity futures contracts	(15,134,574)	(13,065,298)
Interest income	219,986	166,569
Total income	$46,783,823	$28,225,136

Expenses
Management fees	1,005,770	863,057
Professional fees	409,853	378,608
Distribution and marketing fees	760,077	754,641
Custodian fees and expenses	31,520	101,645
Business permits and licenses fees	53,826	76,102
General and administrative expenses	58,161	58,937
Total expenses	2,319,207	2,232,990

Expenses waived by the Sponsor	(345,518)	(252,184)

Total expenses, net	$1,973,689	$1,980,806

Net income	$44,810,134	$26,244,330

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2022	March 31, 2021
Operations
Net income	$44,810,134	$26,244,330
Capital transactions
Issuance of Shares	642,775,455	77,934,020
Redemption of Shares	(134,827,947)	(55,539,708)
Net change in the cost of the Underlying Funds	(12,550,558)	(3,396,050)
Total capital transactions	495,396,950	18,998,262

Net change in net assets	$540,207,084	$45,242,592

Net assets, beginning of period	$264,276,768	$310,113,194

Net assets, end of period	$804,483,852	$355,355,786

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2022	March 31, 2021
Cash flows from operating activities:
Net income	$44,810,134	$26,244,330
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net change in unrealized depreciation on commodity futures contracts	15,134,574	13,065,298
Changes in operating assets and liabilities:
Due from broker	(81,362,415)	(8,804,038)
Interest receivable	(30,135)	(891)
Net receivable for investments sold	(3,260,269)	-
Other assets	(9,845)	13
Due to broker	4,563,815	(27,130,293)
Management fee payable to Sponsor	324,785	46,195
Payable for purchases of commercial paper	19,985,993	(9,995,298)
Other liabilities	82,197	65,585
Net cash provided by (used in) operating activities	238,834	(6,509,099)

Cash flows from financing activities:
Proceeds from sale of Shares	642,775,455	78,241,850
Redemption of Shares	(131,567,107)	(59,944,623)
Net change in cost of the Underlying Funds	(12,550,558)	(3,396,050)
Net cash provided by financing activities	498,657,790	14,901,177

Net change in cash and cash equivalents	498,896,624	8,392,078
Cash and cash equivalents, beginning of period	252,211,943	309,378,295
Cash and cash equivalents, end of period	$751,108,567	$317,770,373

The accompanying notes are an integral part of these financial statements.

NOTES TO COMBINED FINANCIAL STATEMENTS

March 31, 2022

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

On June 7, 2010, the initial Form S-1 for CORN was declared effective by the U.S. Securities and Exchange Commission (“SEC”). On June 8, 2010, four Creation Baskets for CORN were issued representing 200,000 shares and $5,000,000. CORN began trading on the New York Stock Exchange (“NYSE”) Arca on June 9, 2010. The current registration statement for CORN was declared effective by the SEC on April 7, 2022. This registration statement for CORN registered an indeterminate number of shares.

On June 13, 2011, the initial Forms S-1 for CANE, SOYB, and WEAT were declared effective by the SEC. On September 16, 2011, two Creation Baskets were issued for each Fund, representing 100,000 shares and $2,500,000, for CANE, SOYB, and WEAT. On September 19, 2011, CANE, SOYB, and WEAT started trading on the NYSE Arca. The current registration statements for CANE and SOYB were declared effective by the SEC on April 7, 2022. The registration statements for SOYB and CANE registered an indeterminate number of shares each. The current registration statement for WEAT was declared effective on March 9, 2022. This registration statement for WEAT registered an indeterminate number of shares.

On February 10, 2012, the Form S-1 for TAGS was declared effective by the SEC. On March 27, 2012, six Creation Baskets for TAGS were issued representing 300,000 shares and $15,000,000. TAGS began trading on the NYSE Arca on March 28, 2012. The current registration statement for TAGS was declared effective by the SEC on April 7, 2022. This registration statement for TAGS registered an indeterminate number of shares.

Teucrium Trading, LLC is the sponsor (“Sponsor”) of the Trust. The Sponsor is a member of the National Futures Association (the “NFA”) and became a commodity pool operator (“CPO”) registered with the Commodity Futures Trading Commission (the “CFTC”) effective November 10, 2009. The Sponsor registered as a Commodity Trading Advisor (“CTA”) with the CFTC effective September 8, 2017.

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Trust’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022.

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

E D & F Man Capital Markets, Inc. (“E D & F Man”) and StoneX Financial Inc. – FCM Division of INTL FCStone Financial Inc. (“StoneX”) serve as the Funds’ clearing brokers to execute and clear futures contracts and provide other brokerage-related services. E D & F Man and StoneX are each registered as futures commission merchants (“FCM”) with the U.S. CFTC and are members of the NFA. The clearing brokers are registered as a broker-dealers with the SEC and are each a member of FINRA. ED & F Man and StoneX are each clearing members of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar and Wheat Futures Contracts, E D & F Man is paid $9.00 per round turn. Effective April 1, 2022, E D & F Man will be paid $11.00 per round turn. StoneX is paid $2.50 per round turn exclusive of pass through fees for the exchange and the NFA. Additionally, if the monthly commissions paid by each Fund does not equal or exceed 20% return on the StoneX Capital Requirement at 9.6% of the Exchange Maintenance Margin, each Fund will pay a true up to meet that return at the end of each month. Prior to August 21, 2019, these expenses were recorded in brokerage commissions on the combined statements of operations. These expenses are recognized on a per-trade basis. The half-turn is recognized as an unrealized loss on the combined statements of operations for contracts that have been purchased since the change in recognition, and a full turn is recognized as a realized loss on the combined statements of operations when a contract is sold. A summary of these expenses is included below.

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

	Three months ended March 31, 2022	Three months ended March 31, 2021
Amount Recognized for Custody Services	$31,520	$101,645
Amount of Custody Services Waived	$193	$731

Amount Recognized for Distribution Services	$38,926	$47,649
Amount of Distribution Services Waived	$20,013	$6,204

Amount Recognized for Wilmington Trust	$-	$-
Amount of Wilmington Trust Waived	$-	$-

Amount Recognized for Thales	$55,062	$76,720
Amount of Thales Waived	$42,061	$503

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

Brokerage Commissions

Beginning on August 21, 2019, the Sponsor began recognizing the expense for brokerage commissions for futures contract trades on a per-trade basis. Prior to the change, brokerage commissions on all open commodity futures contracts were accrued on the trade date and on a full-turn basis. The below table shows the amounts included on the combined statements of operations as total brokerage commissions paid inclusive of unrealized loss as of March 31, 2022 and 2021.

	CORN	SOYB	CANE	WEAT	TAGS	TRUST
Three Months Ended March 31, 2022	$31,239	$6,521	$6,196	$81,009	$-	$124,965
Three Months Ended March 31, 2021	$33,966	$15,192	$3,476	$11,475	$-	$64,109

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

The Funds are required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Funds file income tax returns in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2019 to 2021, the Funds remain subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Funds recording a tax liability that reduces net assets. Based on their analysis, the Funds have determined that they have not incurred any liability for unrecognized tax benefits as of March 31, 2022 and for the years ended December 31, 2021, 2020 and 2019. However, the Funds’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Funds recognize interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three months ended March 31, 2022 and 2021.

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

	March 31, 2022	December 31, 2021
Money Market Funds	$329,420,008	$32,968,833
Demand Deposit Savings Accounts	149,312,923	99,262,744
Commercial Paper	272,375,636	119,980,366
Total cash and cash equivalents as presented on the combined Statement of Assets and Liabilities	$751,108,567	$252,211,943

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

	Three Months Ended March 31, 2022	Three months ended March 31, 2021
Recognized Related Party Transactions	$545,709	$526,219
Waived Related Party Transactions	$121,079	$119,741

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

	CORN	SOYB	CANE	WEAT	TAGS	TRUST
Three months ended March 31, 2022	$124,377	$51,416	$28,866	$85,856	$55,003	$345,518
Three months ended March 31, 2021	$120,266	$62,577	$26,490	$28,715	$14,136	$252,184

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

On March 31, 2022 and December 31, 2021, in the opinion of the Trust, the reported value at the close of the market for each commodity contract fairly reflected the value of the futures and no alternative valuations were required.

For the quarter ended March 31, 2021, Corn Futures Contracts for the JUL21 CBOT corn futures, SEP21 CBOT corn futures, DEC21 CBOT corn futures, JUL21 CBOT soybean futures, and the NOV21 CBOT soybean futures, settled in a “limit up” condition. Accordingly, the Trust, CORN, and SOYB classified these as Level 2 assets. The financial statements of these funds including TAGS, due to the NAV adjustment for each of these Underlying Funds, were adjusted accordingly. The adjustment resulted in an increase in the unrealized change in commodity futures contracts in excess of reported CBOT values of $3,371,513 for CORN and $279,750 for SOYB. The Soybean futures contracts transferred back to a Level 1 asset for the period ended June 30, 2021, and the SEP21 and DEC21 corn futures contracts remained a Level 2 asset as described below and transferred back to a Level 1 asset for the period ended September 30, 2021.

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

Note 4 – Fair Value Measurements

The Trust’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Trust’s significant accounting policies in Note 3. The following table presents information about the Trust’s assets and liabilities measured at fair value as of March 31, 2022 and December 31, 2021:

March 31, 2022

Assets:	Level 1	Level 2	Level 3	Balance as of March 31, 2022
Cash Equivalents	$601,795,644	$-	$-	$601,795,644
Commodity Futures Contracts
Corn futures contracts	25,830,881	-	-	25,830,881
Soybean futures contracts	3,599,568	-	-	3,599,568
Sugar futures contracts	1,906,462	-	-	1,906,462
Total	$633,132,555	$-	$-	$633,132,555

Liabilities:	Level 1	Level 2	Level 3	Balance as of March 31, 2022
Commodity Futures Contracts
Wheat futures contracts	33,791,659	-	-	33,791,659
Total	$33,791,659	$-	$-	$33,791,659

December 31, 2021

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2021
Cash Equivalents	$152,949,199	$-	$-	$152,949,199
Commodity Futures Contracts
Corn futures contracts	5,936,552	-	-	5,936,552
Soybean futures contracts	2,684,851	-	-	2,684,851
Sugar futures contracts	1,079,226	-	-	1,079,226
Wheat futures contracts	3,714,672	-	-	3,714,672
Total	$166,364,500	$-	$-	$166,364,500

Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2021
Commodity Futures Contracts
Sugar futures contracts	$80,506	$-	$-	$80,506
Wheat futures contracts	654,969	-	-	654,969
Total	$735,475	$-	$-	$735,475

For the period ended March 31, 2022 and year ended December 31, 2021, the Funds did not have any significant transfers between any of the levels of the fair value hierarchy. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Funds utilize derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Funds’ derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Funds are also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the three months ended March 31, 2022 and year ended December 31, 2021, the Funds invested only in commodity futures contracts specifically related to each Fund.

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

The following table also identifies the fair value amounts of derivative instruments included in the combined statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCMs, E D & F Man and StoneX as of March 31, 2022 and December 31, 2021.

*The amount of collateral presented in Collateral, Due from Broker, is limited to the liability for the futures contracts and accordingly does not include the excess collateral pledged.

Offsetting of Financial Assets and Derivative Assets as of March 31, 2022
	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the combined Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the combined Statement of Assets and Liabilities	Net Amount Presented in the combined Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Corn futures contracts	$25,830,881	$-	$25,830,881	$-	$2,987,964	$22,842,917
Soybean futures contracts	$3,599,568	$-	$3,599,568	$-	$1,939,462	$1,660,106
Sugar futures contracts	$1,906,462	$-	$1,906,462	$-	$525,266	$1,381,196

Offsetting of Financial Liabilities and Derivative Liabilities as of March 31, 2022
	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the combined Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the combined Statement of Assets and Liabilities	Net Amount Presented in the combined Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity Price
Wheat futures contracts	$33,791,659	$-	$33,791,659	$-	$33,791,659	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2021
	(i)	(ii)	(iii) = (i-ii)	(iv)	(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Corn futures contracts	$5,936,552	$-	$5,936,552	$-	$-	$5,936,552
Soybean futures contracts	$2,684,851	$-	$2,684,851	$-	$675,169	$2,009,682
Sugar futures contracts	$1,079,226	$-	$1,079,226	$80,506	$-	$998,720
Wheat futures contracts	$3,714,672	$-	$3,714,672	$654,969	$213,708	$2,845,995

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2021
	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Descriptionl	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity Price
Sugar futures contracts	$80,506	$-	$80,506	$80,506	$-	$-
Wheat futures contracts	$654,969	$-	$654,969	$654,969	$-	$-

The following is a summary of realized and unrealized gains (losses) of the derivative instruments utilized by the Trust:

Three months ended March 31, 2022

Primary Underlying Risk	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation (Depreciation) on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$16,568,982	$19,894,329
Soybean futures contracts	7,052,701	914,717
Sugar futures contracts	70,161	907,742
Wheat futures contracts	38,006,567	(36,851,362)
Total commodity futures contracts	$61,698,411	$(15,134,574)

Three months ended March 31, 2021

Primary Underlying Risk	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation (Depreciation) on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$18,796,479	$1,321,729
Soybean futures contracts	18,154,458	(8,724,512)
Sugar futures contracts	1,253,480	(606,842)
Wheat futures contracts	2,919,448	(5,055,673)
Total commodity futures contracts	$41,123,865	$(13,065,298)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for the futures contracts held was $479.0 million and $354.5 million for the three months ended March 31, 2022 and 2021, respectively.

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

Note 7 – Detail of the net assets and shares outstanding of the Funds that are a series of the Trust

The following are the net assets and shares outstanding of each Fund that is a series of the Trust and, thus, in total, comprise the combined net assets of the Trust:

March 31, 2022

	Outstanding Shares	Net Assets
Teucrium Corn Fund	8,175,004	$222,124,501
Teucrium Soybean Fund	2,400,004	64,225,822
Teucrium Sugar Fund	2,650,004	25,491,461
Teucrium Wheat Fund	50,125,004	492,639,237
Teucrium Agricultural Fund:
Net assets including the investment in the Underlying Funds	900,002	29,209,416
Less: Investment in the Underlying Funds		(29,206,585)
Net for the Fund in the combined net assets of the Trust		2,831
Total		$804,483,852

December 31, 2021

	Outstanding Shares	Net Assets
Teucrium Corn Fund	5,600,004	$120,846,256
Teucrium Soybean Fund	1,975,004	44,972,625
Teucrium Sugar Fund	2,475,004	22,834,664
Teucrium Wheat Fund	10,250,004	75,621,587
Teucrium Agricultural Fund:
Net assets including the investment in the Underlying Funds	525,002	14,179,655
Less: Investment in the Underlying Funds		(14,178,019)
Net for the Fund in the combined net assets of the Trust		1,636
Total		$264,276,768

The detailed information for the subscriptions and redemptions, and other financial information for each Fund that is a series of the Trust are included in the accompanying financial statements of each Fund.

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended March 31, 2022 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Trust and Funds other than those noted below:

War and other geopolitical events in eastern Europe, including but not limited to Russia and Ukraine, may cause volatility in commodity prices including energy and grain prices, due to the region’s importance to these markets, potential impacts to global transportation and shipping, and other supply chain disruptions. These events are unpredictable and may lead to extended periods of price volatility. The impact of these geopolitical events to the Trust and the Funds is described in more detail in Part II of this 10Q.

CORN:

The total net assets of the Fund increased by $75,797,035, or 34%, for the period March 31, 2022 to May 9, 2022. This was driven by a 4% increase in the NAV per share and a 28% increase in the shares outstanding.

A registration statement for CORN was declared effective by the SEC on April 7, 2022. This registration statement for CORN registered an indeterminate amount of shares.

SOYB:

The total net assets of the Fund increased by $14,758,922, or 23%, for the period March 31, 2022 to May 9, 2022. This was driven by a 2% increase in the NAV per share and a 21% increase in the shares outstanding.

A registration statement for SOYB was declared effective by the SEC on April 7, 2022. This registration statement for SOYB registered an indeterminate amount of shares.

The Sponsor opened an account with StoneX, as a new FCM and clearing broker for the Fund. The Fund transferred soybean futures contract positions from E D & F Man to StoneX on April 13, 2022.

CANE:

The total net assets of the Fund increased by $8,669,045, or 34%, for the period March 31, 2022 to May 9, 2022. This was driven by a 37% increase in the shares outstanding and partially offset by a 2% decrease in the NAV per share.

A registration statement for CANE was declared effective by the SEC on April 7, 2022. This registration statement for CANE registered an indeterminate amount of shares.

The Sponsor opened an account with StoneX, as a new FCM and clearing broker for the Fund. The Fund transferred sugar futures contract positions from E D & F Man to StoneX on April 13, 2022.

WEAT:

Nothing additional to report.

TAGS:

The total net assets of the Fund increased by $7,799,110, or 27%, for the period March 31, 2022 to May 9, 2022. This was driven by a 4% increase in the NAV per share and a 22% increase in the shares outstanding.

A registration statement for TAGS was declared effective by the SEC on April 7, 2022. This registration statement for TAGS registered an indeterminate amount of shares.

TEUCRIUM CORN FUND

STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Cash and cash equivalents	$202,024,855	$115,012,740
Interest receivable	13,878	8,614
Equity in trading accounts:
Commodity futures contracts	25,830,881	5,936,552
Due from broker	-	77,143
Total equity in trading accounts	25,830,881	6,013,695
Total assets	227,869,614	121,035,049

Liabilities
Management fee payable to Sponsor	169,712	104,087
Payable for purchases of commercial paper	2,498,500	-
Other liabilities	88,937	84,706
Equity in trading accounts:
Due to broker	2,987,964	-
Total liabilities	5,745,113	188,793

Net assets	$222,124,501	$120,846,256

Shares outstanding	8,175,004	5,600,004

Shares authorized	19,475,000	22,425,000

Net asset value per share	$27.17	$21.58

Market value per share	$27.16	$21.54

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

SCHEDULE OF INVESTMENTS

March 31, 2022

(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X (cost: $35,886,305)	$35,886,305	16.16%	35,886,305
Goldman Sachs Financial Square Government Fund - Institutional Class (cost: $30,865)	30,865	0.01	30,865
Total money market funds (cost: $35,917,170)	$35,917,170	16.17%

			Principal Amount
Commercial Paper
Albemarle Corporation 0.601% (cost: $2,498,792 due 04/07/2022)	$2,499,750	1.13%	2,500,000
Albemarle Corporation 0.701% (cost: $12,493,680 due 04/04/2022)	12,499,271	5.63	12,500,000
AT&T Inc. 0.240% (cost: $4,997,867 due 04/13/2022)	4,999,600	2.25	5,000,000
AT&T Inc. 0.320% (cost: $4,996,446 due 05/02/2022)	4,998,623	2.25	5,000,000
Brookfield Infrastructure Holdings (Canada) Inc. 1.054% (cost: $2,496,208 due 05/05/2022)	2,497,521	1.12	2,500,000
Brookfield Infrastructure Holdings (Canada) Inc. 0.973% (cost: $2,496,902 due 05/03/2022)	2,497,845	1.12	2,500,000
Brookfield Infrastructure Holdings (Canada) Inc. 1.003% (cost: $2,496,736 due 05/10/2022)	2,497,292	1.12	2,500,000
Canadian Natural Resources Limited 0.902% (cost: $2,498,500 due 04/25/2022)	2,498,500	1.12	2,500,000
Cigna Corporation 0.250% (cost: $4,997,015 due 04/27/2022)	4,999,098	2.25	5,000,000
Cigna Corporation 0.551% (cost: $2,497,059 due 05/13/2022)	2,498,396	1.12	2,500,000
Cigna Corporation 0.641% (cost: $2,496,667 due 05/16/2022)	2,498,000	1.12	2,500,000
Crown Castle International Corp. 1.154% (cost: $2,496,486 due 05/12/2022)	2,496,726	1.12	2,500,000
Crown Castle International Corp. 0.902% (cost: $4,997,500 due 04/19/2022)	4,997,750	2.25	5,000,000
Enbridge (U.S.) Inc. 0.200% (cost: $2,498,861 due 04/04/2022)	2,499,958	1.13	2,500,000
Enbridge (U.S.) Inc. 0.913% (cost: $2,496,461 due 05/16/2022)	2,497,156	1.12	2,500,000
FMC Corporation 0.852% (cost: $2,498,583 due 04/11/2022)	2,499,410	1.13	2,500,000
General Motors Financial Company, Inc. 0.350% (cost: $3,497,142 due 04/25/2022)	3,499,183	1.59	3,500,000
General Motors Financial Company, Inc. 1.034% (cost: $2,494,064 due 06/08/2022)	2,495,137	1.12	2,500,000
Glencore Funding LLC 0.234% (cost: $7,496,926 due 04/08/2022)	7,499,658	3.38	7,500,000
Harley-Davidson Financial Services, Inc. 0.220% (cost: $4,997,525 due 04/04/2022)	4,999,908	2.25	5,000,000
Humana Inc. 0.330% (cost: $2,498,946 due 04/01/2022)	2,500,000	1.14	2,500,000
Humana Inc. 0.802% (cost: $2,498,445 due 04/11/2022)	2,499,445	1.13	2,500,000
ITT Inc. 0.601% (cost: $2,496,750 due 05/17/2022)	2,498,083	1.12	2,500,000
Jabil Inc. 0.802% (cost: $2,499,056 due 04/08/2022)	2,499,611	1.13	2,500,000
Verizon Communications Inc. 0.611% (cost: $2,496,404 due 05/25/2022)	2,497,716	1.12	2,500,000
Walgreens Boots Alliance, Inc. 0.913% (cost: $2,496,524 due 05/25/2022)	2,496,587	1.12	2,500,000
WGL Holdings, Inc. 0.872% (cost: $2,498,308 due 04/22/2022)	2,498,731	1.12	2,500,000
Total Commercial Paper (cost: $95,923,853)	$95,958,955	43.20%
Total Cash Equivalents	$131,876,125	59.37%

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States corn futures contracts
CBOT corn futures JUL22 (2,098 contracts)	$9,417,981	4.24%	$76,891,700
CBOT corn futures SEP22 (1,920 contracts)	2,195,067	0.99	66,840,000
CBOT corn futures DEC22 (2,293 contracts)	14,217,833	6.40	78,391,938
Total commodity futures contracts	$25,830,881	11.63%	$222,123,638

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

SCHEDULE OF INVESTMENTS

December 31, 2021

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X 0.026% (cost $11,397,154)	$11,397,154	9.43%	11,397,154
Goldman Sachs Financial Square Government Fund - Institutional Class 0.030% (cost $2,508)	2,508	0.00	2,508
Total money market funds (cost: $11,399,662)	$11,399,662	9.43%

			Principal Amount
Commercial Paper
Albemarle Corporation 0.181% (cost: $7,497,243 due 01/31/2022)	$7,498,867	$6.20	7,500,000
Conagra Brands, Inc. 0.160% (cost: $2,499,000 due 01/05/2022)	2,499,955	2.07	2,500,000
Conagra Brands, Inc. 0.150% (cost: $2,499,355 due 01/18/2022)	2,499,823	2.07	2,500,000
General Motors Financial Company, Inc. 0.160% (cost: $2,499,000 due 01/06/2022)	2,499,944	2.07	2,500,000
General Motors Financial Company, Inc. 0.200% (cost: $3,498,289 due 01/31/2022)	3,499,417	2.89	3,500,000
General Motors Financial Company, Inc. 0.160% (cost: $2,499,400 due 01/03/2022)	2,499,978	2.07	2,500,000
Harley-Davidson Financial Services, Inc. 0.167% (cost: $7,497,046 due 01/13/2022)	7,499,583	6.20	7,500,000
Harley-Davidson Financial Services, Inc. 0.250% (cost: $2,498,664 due 03/02/2022)	2,498,959	2.07	2,500,000
Humana Inc. 0.140% (cost: $4,998,425 due 01/07/2022)	4,999,883	4.14	5,000,000
Jabil Inc. 0.300% (cost: $4,997,375 due 02/08/2022)	4,998,417	4.13	5,000,000
Jabil Inc. 0.310% (cost: $2,498,450 due 02/25/2022)	2,498,816	2.07	2,500,000
Viatris Inc. 0.250% (cost: $4,997,466 due 02/11/2022)	4,998,577	4.14	5,000,000
Viatris Inc. 0.310% (cost: $2,498,493 due 03/01/2022)	2,498,730	2.07	2,500,000
WGL Holdings, Inc. 0.220% (cost: $2,499,343 due 01/12/2022)	2,499,832	2.07	2,500,000
Total Commercial Paper (cost: $53,477,549)	$53,490,781	44.26%
Total Cash Equivalents	$64,890,443	53.69%

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

TEUCRIUM CORN FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2022	March 31, 2021
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain on commodity futures contracts	$16,568,982	$18,796,479
Net change in unrealized appreciation on commodity futures contracts	19,894,329	1,321,729
Interest income	86,625	77,560
Total income	36,549,936	20,195,768

Expenses
Management fees	378,281	390,625
Professional fees	164,499	171,781
Distribution and marketing fees	295,595	350,605
Custodian fees and expenses	16,514	46,407
Business permits and licenses fees	15,994	16,674
General and administrative expenses	27,475	28,100
Total expenses	898,358	1,004,192

Expenses waived by the Sponsor	(124,377)	(120,266)

Total expenses, net	773,981	883,926

Net income	$35,775,955	$19,311,842

Net income per share	$5.59	$2.07
Net income per weighted average share	$5.62	$2.05
Weighted average shares outstanding	6,366,671	9,441,115

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2022	March 31, 2021
Operations
Net income	$35,775,955	$19,311,842
Capital transactions
Issuance of Shares	74,547,348	35,769,660
Redemption of Shares	(9,045,058)	(25,220,068)
Total capital transactions	65,502,290	10,549,592
Net change in net assets	101,278,245	29,861,434

Net assets, beginning of period	$120,846,256	$138,289,537

Net assets, end of period	$222,124,501	$168,150,971

Net asset value per share at beginning of period	$21.58	$15.54

Net asset value per share at end of period	$27.17	$17.61

Creation of Shares	2,950,000	2,150,000
Redemption of Shares	375,000	1,500,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2022	March 31, 2021
Cash flows from operating activities:
Net income	$35,775,955	$19,311,842
Adjustments to reconcile net income to net cash provided by operating activities:
Net change in unrealized appreciation on commodity futures contracts	(19,894,329)	(1,321,729)
Changes in operating assets and liabilities:
Due from broker	77,143	-
Interest receivable	(5,264)	(918)
Due to broker	2,987,964	(12,825,963)
Management fee payable to Sponsor	65,625	25,008
Payable for purchases of commercial paper	2,498,500	(4,997,847)
Other liabilities	4,231	32,280
Net cash provided by operating activities	21,509,825	222,673

Cash flows from financing activities:
Proceeds from sale of Shares	74,547,348	35,769,660
Redemption of Shares	(9,045,058)	(27,162,343)
Net cash provided by financing activities	65,502,290	8,607,317

Net change in cash and cash equivalents	87,012,115	8,829,990
Cash and cash equivalents, beginning of period	115,012,740	138,181,061
Cash and cash equivalents, end of period	$202,024,855	$147,011,051

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

March 31, 2022

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

On June 7, 2010, the initial Form S-1 for CORN was declared effective by the U.S. Securities and Exchange Commission (“SEC”). On June 8, 2010, four Creation Baskets for CORN were issued representing 200,000 shares and $5,000,000. CORN began trading on the New York Stock Exchange (“NYSE”) Arca on June 9, 2010. The current registration statement for CORN was declared effective by the SEC on April 7, 2022. This registration statement for CORN registered an indeterminate amount of shares.

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022.

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

E D & F Man Capital Markets, Inc. (“E D & F Man”) and StoneX Financial Inc. – FCM Division of INTL FCStone Financial Inc. (“StoneX”) serve as the Funds’ clearing brokers to execute and clear futures contracts and provide other brokerage-related services. E D & F Man and StoneX are each registered as futures commission merchants (“FCM”) with the U.S. CFTC and are members of the NFA. The clearing brokers are registered as a broker-dealers with the SEC and are each a member of FINRA. ED & F Man and StoneX are each clearing members of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar and Wheat Futures Contracts, E D & F Man is paid $9.00 per round turn. Effective April 1, 2022, E D & F Man will be paid $11.00 per round turn. StoneX is paid $2.50 per round turn exclusive of pass through fees for the exchange and the NFA. Additionally, if the monthly commissions paid by each Fund does not equal or exceed 20% return on the StoneX Capital Requirement at 9.6% of the Exchange Maintenance Margin, each Fund will pay a true up to meet that return at the end of each month. These expenses are recognized on a per-trade basis. The half-turn is recognized as an unrealized loss on the statements of operations for contracts that have been purchased since the change in recognition, and a full turn is recognized as a realized loss on the statements of operations when a contract is sold. A summary of these expenses is included below.

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

	Three months ended March 31, 2022	Three months ended March 31, 2021
Amount Recognized for Custody Services	$16,514	$46,407
Amount of Custody Services Waived	$-	$-

Amount Recognized for Distribution Services	$16,739	$21,662
Amount of Distribution Services Waived	$6,302	$-

Amount Recognized for Wilmington Trust	$-	$-
Amount of Wilmington Trust Waived	$-	$-

Amount Recognized for Thales	$27,193	$34,330
Amount of Thales Waived	$27,193	$-

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

Brokerage Commissions

Beginning on August 21, 2019, the Sponsor began recognizing the expense for brokerage commissions for futures contract trades on a per-trade basis. Prior to the change, brokerage commissions on all open commodity futures contracts were accrued on the trade date and on a full-turn basis. The below table shows the amounts included on the statements of operations as total brokerage commissions paid inclusive of unrealized loss for the three months ended March 31, 2022 and 2021.

CORN
Three Months Ended March 31, 2022	$31,239
Three Months Ended March 31, 2021	$33,966

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2019 to 2021, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2022 and for the years ended December 31, 2021, 2020, and 2019. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three months ended March 31, 2022 and 2021.

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

	March 31, 2022	December 31, 2021
Money Market Funds	$35,917,170	$11,399,662
Demand Deposit Savings Accounts	70,148,730	50,122,297
Commercial Paper	95,958,955	53,490,781
Total cash and cash equivalents as presented on the Statement of Assets and Liabilities	$202,024,855	$115,012,740

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

	Three months ended March 31, 2022	Three months ended March 31, 2021
Recognized Related Party Transactions	$233,497	$241,087
Waived Related Party Transactions	$38,196	$69,894

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

CORN
Three months ended March 31, 2022	$124,377
Three months ended March 31, 2021	$120,266

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

On March 31, 2022 and December 31, 2021, in the opinion of the Trust and the Fund, the reported value at the close of the market for each commodity contract fairly reflected the value of the futures and no alternative valuations were required. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

For the quarter ended March 31, 2021, Corn Futures Contracts for the JUL21 CBOT corn futures, SEP21 CBOT corn futures, and DEC21 CBOT corn futures settled in a “limit up” condition. Accordingly, the Trust and CORN classified these as Level 2 assets. The financial statements of CORN were adjusted accordingly. The adjustment resulted in an increase in the unrealized change in commodity futures contracts in excess of reported CBOT values of $3,371,513. The JUL21 corn futures contracts transferred back to a Level 1 asset, and the SEP21 and DEC21 corn futures contracts remained a Level 2 asset as described below for the period ended June 30, 2021.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of March 31, 2022 and December 31, 2021:

March 31, 2022

Assets:	Level 1	Level 2	Level 3	Balance as of March 31, 2022
Cash Equivalents	$131,876,125	$-	$-	$131,876,125
Corn Futures Contracts	25,830,881	-	-	25,830,881
Total	$157,707,006	$-	$-	$157,707,006

December 31, 2021

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2021
Cash Equivalents	$64,890,443	$-	$-	$64,890,443
Corn Futures Contracts	5,936,552	-	-	5,936,552
Total	$70,826,995	$-	$-	$70,826,995

For the period ended March 31, 2022 and year ended December 31, 2021, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For three months ended March 31, 2022 and year ended December 31, 2021, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCMs, E D & F Man and StoneX as of March 31, 2022 and December 31, 2021.

*The amount of collateral presented in Collateral, Due from Broker, is limited to the liability for the futures contracts and accordingly does not include the excess collateral pledged.

Offsetting of Financial Assets and Derivative Assets as of March 31, 2022
	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Corn futures contracts	$25,830,881	$-	$25,830,881	$-	$2,987,964	$22,842,917

Offsetting of Financial Assets and Derivative Assets as of December 31, 2021
	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Corn futures contracts	$5,936,552	$-	$5,936,552	$-	$-	$5,936,552

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Three months ended March 31, 2022

Primary Underlying Risk	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$16,568,982	$19,894,329

Three months ended March 31, 2021

Primary Underlying Risk	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$18,796,479	$1,321,729

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for the futures contracts held was $167.5 million and $161.9 million for the three months ended March 31, 2022, and 2021, respectively.

Note 6 – Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the three months ended March 31, 2022 and 2021. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended
	March 31, 2022	March 31, 2021
Per Share Operation Performance
Net asset value at beginning of period	$21.58	$15.54
Income (loss) from investment operations:
Investment income	0.01	0.01
Net realized and unrealized gain on commodity futures contracts	5.70	2.15
Total expenses, net	(0.12)	(0.09)
Net increase in net asset value	5.59	2.07
Net asset value at end of period	$27.17	$17.61
Total Return	25.91%	13.32%
Ratios to Average Net Assets (Annualized)
Total expenses	2.37%	2.57%
Total expenses, net	2.05%	2.26%
Net investment loss	(1.82)%	(2.06)%

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

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended March 31, 2022 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than those noted below:

The total net assets of the Fund increased by $75,797,035, or 34%, for the period March 31, 2022 to May 9, 2022. This was driven by a 4% increase in the NAV per share and a 28% increase in the shares outstanding.

A registration statement for CORN was declared effective by the SEC on April 7, 2022. This registration statement for CORN registered an indeterminate amount of shares.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Cash and cash equivalents	$62,678,131	$43,019,884
Interest receivable	3,989	1,928
Equity in trading accounts:
Commodity futures contracts	3,599,568	2,684,851
Total assets	66,281,688	45,706,663

Liabilities
Management fee payable to Sponsor	56,248	36,457
Other liabilities	60,156	22,412
Equity in trading accounts:
Due to broker	1,939,462	675,169
Total liabilities	2,055,866	734,038

Net assets	$64,225,822	$44,972,625

Shares outstanding	2,400,004	1,975,004

Shares authorized	15,350,000	15,875,000

Net asset value per share	$26.76	$22.77

Market value per share	$26.71	$22.75

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

SCHEDULE OF INVESTMENTS

March 31, 2022

(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X (cost: $18,089,635)	$18,089,635	28.16%	18,089,635
Goldman Sachs Financial Square Government Fund - Institutional Class (cost: $37,047)	37,047	0.06	37,047
Total money market funds (cost: $18,126,682)	$18,126,682	28.22%

			Principal Amount
Commercial Paper
Albemarle Corporation 0.701% (cost: $2,498,736 due 04/04/2022)	$2,499,854	3.89%	2,500,000
AT&T Inc. 0.220% (cost: $2,499,068 due 04/13/2022)	2,499,817	3.89	2,500,000
Brookfield Infrastructure Holdings (Canada) Inc. 0.973% (cost: $2,496,902 due 05/03/2022)	2,497,845	3.89	2,500,000
Crown Castle International Corp. 1.154% (cost: $2,496,486 due 05/12/2022)	2,496,726	3.89	2,500,000
Enbridge (U.S.) Inc. 0.200% (cost: $2,498,861 due 04/04/2022)	2,499,958	3.89	2,500,000
Enbridge (U.S.) Inc. 0.913% (cost: $2,496,461 due 05/16/2022)	2,497,156	3.89	2,500,000
General Motors Financial Company, Inc. 0.350% (cost: $3,996,733 due 04/25/2022)	3,999,067	6.23	4,000,000
Glencore Funding LLC 0.234% (cost: $2,498,975 due 04/08/2022)	2,499,886	3.89	2,500,000
Humana Inc. 0.802% (cost: $2,498,445 due 04/11/2022)	2,499,445	3.89	2,500,000
ITT Inc. 0.601% (cost: $2,496,750 due 05/17/2022)	2,498,083	3.89	2,500,000
Jabil Inc. 0.551% (cost: $2,498,434 due 04/18/2022)	2,499,351	3.89	2,500,000
WGL Holdings, Inc. 0.872% (cost: $2,498,308 due 04/22/2022)	2,498,731	3.89	2,500,000
Total Commercial Paper (cost: $31,474,159)	$31,485,919	49.02%
Total Cash Equivalents	$49,612,601	77.25%

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures JUL22 (281 contracts)	$1,628,761	2.53%	$22,451,900
CBOT soybean futures NOV22 (270 contracts)	1,938,447	3.02	19,176,750
CBOT soybean futures NOV23 (345 contracts)	32,360	0.05	22,619,063
Total commodity futures contracts	$3,599,568	5.60%	$64,247,713

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

TEUCRIUM SOYBEAN FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2022	March 31, 2021
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain on commodity futures contracts	$7,052,701	$18,154,458
Net change in unrealized appreciation (depreciation) on commodity futures contracts	914,717	(8,724,512)
Interest income	27,836	47,436
Total income	7,995,254	9,477,382

Expenses
Management fees	135,715	242,109
Professional fees	63,987	109,503
Distribution and marketing fees	127,166	225,016
Custodian fees and expenses	5,542	31,474
Business permits and licenses fees	7,777	14,527
General and administrative expenses	9,598	17,114
Total expenses	349,785	639,743

Expenses waived by the Sponsor	(51,416)	(62,577)

Total expenses, net	298,369	577,166

Net income	$7,696,885	$8,900,216

Net income per share	$3.99	$2.09
Net income per weighted average share	$3.62	$1.87
Weighted average shares outstanding	2,128,060	4,755,560

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2022	March 31, 2021
Operations
Net income	$7,696,885	$8,900,216
Capital transactions
Issuance of Shares	14,305,992	18,716,075
Redemption of Shares	(2,749,680)	(25,600,897)
Total capital transactions	11,556,312	(6,884,822)
Net change in net assets	19,253,197	2,015,394

Net assets, beginning of period	$44,972,625	$89,178,862

Net assets, end of period	$64,225,822	$91,194,256

Net asset value per share at beginning of period	$22.77	$19.49

Net asset value per share at end of period	$26.76	$21.58

Creation of Shares	525,000	900,000
Redemption of Shares	100,000	1,250,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2022	March 31, 2021
Cash flows from operating activities:
Net income	$7,696,885	$8,900,216
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on commodity futures contracts	(914,717)	8,724,512
Changes in operating assets and liabilities:
Due from broker	-	(2,240,865)
Interest receivable	(2,061)	406
Other assets	-	37
Due to broker	1,264,293	(11,257,566)
Management fee payable to Sponsor	19,791	7,862
Payable for purchases of commercial paper	-	(4,997,451)
Other liabilities	37,744	8,195
Net cash provided by (used in) operating activities	8,101,935	(854,654)

Cash flows from financing activities:
Proceeds from sale of Shares	14,305,992	18,716,075
Redemption of Shares	(2,749,680)	(25,600,897)
Net cash provided by (used in) financing activities	11,556,312	(6,884,822)

Net change in cash and cash equivalents	19,658,247	(7,739,476)
Cash and cash equivalents, beginning of period	43,019,884	90,398,391
Cash and cash equivalents, end of period	$62,678,131	$82,658,915

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

March 31, 2022

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

On June 13, 2011, the initial Form S-1 for SOYB was declared effective by the SEC. On September 16, 2011, two Creation Baskets were issued representing 100,000 shares and $2,500,000. On September 19, 2011, SOYB started trading on the NYSE Arca. The current registration statement for SOYB was declared effective by the SEC on April 7, 2022. This registration statement for SOYB registered an indeterminate number of shares.

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022.

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

E D & F Man Capital Markets, Inc. (“E D & F Man”) and StoneX Financial Inc. – FCM Division of INTL FCStone Financial Inc. (“StoneX”) serve as the Funds’ clearing brokers to execute and clear futures contracts and provide other brokerage-related services. E D & F Man and StoneX are each registered as futures commission merchants (“FCM”) with the U.S. CFTC and are members of the NFA. The clearing brokers are registered as a broker-dealers with the SEC and are each a member of FINRA. ED & F Man and StoneX are each clearing members of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar and Wheat Futures Contracts E D & F Man is paid $9.00 per round turn. Effective April 1, 2022, E D & F Man will be paid $11.00 per round turn. StoneX is paid $2.50 per round turn exclusive of pass through fees for the exchange and the NFA. Additionally, if the monthly commissions paid by each Fund does not equal or exceed 20% return on the StoneX Capital Requirement at 9.6% of the Exchange Maintenance Margin, each Fund will pay a true up to meet that return at the end of each month. These expenses are recognized on a per-trade basis. The half-turn is recognized as an unrealized loss on the statements of operations for contracts that have been purchased since the change in recognition, and a full turn is recognized as a realized loss on the statements of operations when a contract is sold. A summary of these expenses is included below.

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

	Three months ended March 31, 2022	Three months ended March 31, 2021
Amount Recognized for Custody Services	$5,542	$31,474
Amount of Custody Services Waived	$-	$-

Amount Recognized for Distribution Services	$5,589	$14,613
Amount of Distribution Services Waived	$3,962	$6,017

Amount Recognized for Wilmington Trust	$-	$-
Amount of Wilmington Trust Waived	$-	$-

Amount Recognized for Thales	$8,729	$24,352
Amount of Thales Waived	$-	$-

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

Brokerage Commissions

Beginning on August 21, 2019, the Sponsor began recognizing the expense for brokerage commissions for futures contract trades on a per-trade basis. Prior to the change, brokerage commissions on all open commodity futures contracts were accrued on the trade date and on a full-turn basis. The below table shows the amounts included on the statements of operations as total brokerage commissions paid inclusive of unrealized loss for the three months ended March 31, 2022 and 2021.

SOYB
Three Months Ended March 31, 2022	$6,521
Three Months Ended March 31, 2021	$15,192

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2019 to 2021, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2022 and for the years ended December 31, 2021, 2020, and 2019. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three months ended March 31, 2022 and 2021.

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

	March 31, 2022	December 31, 2021
Money Market Funds	$18,126,682	$11,462,494
Demand Deposit Savings Accounts	13,065,530	10,059,937
Commercial Paper	31,485,919	21,497,453
Total cash and cash equivalents as presented on the Statement of Assets and Liabilities	$62,678,131	$43,019,884

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

	Three months ended March 31, 2022	Three months ended March 31, 2021
Recognized Related Party Transactions	$77,433	$160,121
Waived Related Party Transactions	$24,967	$24,345

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

SOYB
Three months ended March 31, 2022	$51,416
Three months ended March 31, 2021	$62,577

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

On March 31, 2022 and December 31, 2021, in the opinion of the Trust and the Fund, the reported value at the close of the market for each commodity contract fairly reflected the value of the futures and no alternative valuations were required. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of March 31, 2022 and December 31, 2021:

March 31, 2022

Assets:	Level 1	Level 2	Level 3	Balance as of March 31, 2022
Cash Equivalents	$49,612,601	$-	$-	$49,612,601
Soybean futures contracts	3,599,568	-	-	3,599,568
Total	$53,212,169	$-	$-	$53,212,169

December 31, 2021

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2021
Cash Equivalents	$32,959,947	$-	$-	$32,959,947
Soybean futures contracts	2,684,851	-	-	2,684,851
Total	$35,644,798	$-	$-	$35,644,798

For the three months ended March 31, 2022 and year ended December 31, 2021, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy, except for the JUL21 CBOT soybean futures, and the Nov21 CBOT soybean futures, were reflected as a Level 2 asset for the period ended March 31, 2021 due to a “limit up” condition. These Soybean contracts transferred back to a Level 1 asset for the period ended June 30, 2021.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the three months ended March 31, 2022 and year ended December 31, 2021, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, E D & F Man as of March 31, 2022 and December 31, 2021.

*The amount of collateral presented in Collateral, Due from Broker, is limited to the liability for the futures contracts and accordingly does not include the excess collateral pledged.

Offsetting of Financial Assets and Derivative Assets as of March 31, 2022

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Soybean futures contracts	$3,599,568	$-	$3,599,568	$-	$1,939,462	$1,660,106

Offsetting of Financial Assets and Derivative Assets as of December 31, 2021

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Soybean futures contracts	$2,684,851	$-	$2,684,851	$-	$675,169	$2,009,682

The following is a summary of realized and unrealized gains and losses of the derivative instruments utilized by the Fund:

Three months ended March 31, 2022

Primary Underlying Risk	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Soybean futures contracts	$7,052,701	$914,717

Three months ended March 31, 2021

Primary Underlying Risk	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Soybean futures contracts	$18,154,458	$(8,724,512)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $56.8 million and $97.1 million for the three months ended March 31, 2022 and 2021, respectively.

Note 6 – Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the three months ended March 31, 2022 and 2021. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended
	March 31, 2022	March 31, 2021
Per Share Operation Performance
Net asset value at beginning of period	$22.77	$19.49
Income (loss) from investment operations:
Investment income	0.01	0.01
Net realized and unrealized gain on commodity futures contracts	4.12	2.20
Total expenses, net	(0.14)	(0.12)
Net increase in net asset value	3.99	2.09
Net asset value at end of period	$26.76	$21.58
Total Return	17.52%	10.73%
Ratios to Average Net Assets (Annualized)
Total expenses	2.58%	2.64%
Total expenses, net	2.20%	2.38%
Net investment loss	(1.99)%	(2.18)%

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

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended March 31, 2022 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than those noted below:

The total net assets of the Fund increased by $14,758,922, or 23%, for the period March 31, 2022 to May 9, 2022. This was driven by a 2% increase in the NAV per share and a 21% increase in the shares outstanding.

A registration statement for SOYB was declared effective by the SEC on April 7, 2022. This registration statement for SOYB registered an indeterminate amount of shares.

The Sponsor opened an account with StoneX, as a new FCM and clearing broker for the Fund. The Fund transferred soybean futures contract positions from E D & F Man to StoneX on April 13, 2022.

TEUCRIUM SUGAR FUND

STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Cash and cash equivalents	$24,140,025	$21,332,902
Interest receivable	1,952	1,444
Other assets	10,845	-
Equity in trading accounts:
Commodity futures contracts	1,906,462	1,079,226
Due from broker	-	535,983
Total equity in trading accounts	1,906,462	1,615,209
Total assets	26,059,284	22,949,555

Liabilities
Management fee payable to Sponsor	19,910	19,490
Other liabilities	22,647	14,895
Equity in trading accounts:
Commodity futures contracts	-	80,506
Due to broker	525,266	-
Total equity in trading accounts	525,266	80,506
Total liabilities	$567,823	$114,891

Net assets	$25,491,461	$22,834,664

Shares outstanding	2,650,004	2,475,004

Shares authorized	20,750,000	21,450,000

Net asset value per share	$9.62	$9.23

Market value per share	$9.65	$9.20

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

SCHEDULE OF INVESTMENTS

March 31, 2022

(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X (cost $7,605,606)	$7,605,606	29.84%	7,605,606
Goldman Sachs Financial Square Government Fund (cost: $15,426)	15,426	0.06	15,426
Total money market funds (cost: $7,621,032)	$7,621,032	29.90%

			Principal Amount
Commercial Paper
Albemarle Corporation 0.601% (cost: $2,498,792 due 04/07/2022)	$2,499,750	9.80%	2,500,000
AT&T Inc. 0.350% (cost: $2,498,979 due 04/11/2022)	2,499,757	9.81	2,500,000
WGL Holdings, Inc. 0.872% (cost: $2,498,308 due 04/22/2022)	2,498,731	9.80	2,500,000
Total Commercial Paper (cost: $7,496,079)	$7,498,238	29.41%
Total cash equivalents	$15,119,270	59.31%

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States sugar futures contracts
ICE sugar futures JUL22 (413 contracts)	$400,836	1.57%	$8,936,659
ICE sugar futures OCT22 (353 contracts)	572,602	2.25	7,646,262
ICE sugar futures MAR23 (409 contracts)	933,024	3.66	8,914,237
Total commodity futures contracts	$1,906,462	7.48%	$25,497,158

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

SCHEDULE OF INVESTMENTS

December 31, 2021

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X 0.026% (cost $4,808,415)	$4,808,415	21.06%	4,808,415
Goldman Sachs Financial Square Government Fund - Institutional Class 0.030% (cost: $8,468)	8,468	0.04	8,468
Total Money Market Funds (cost: $4,816,883)	4,816,883	21.10

			Principal Amount
Commercial Paper
Jabil Inc. 0.250% (cost: $2,499,219 due 01/20/2022)	$2,499,670	10.95%	2,500,000
WGL Holdings, Inc. 0.187% (cost: $4,998,700 due 01/06/2022)	4,999,870	21.89	5,000,000
Total Commercial Paper (cost: $7,497,919)	7,499,540	32.84
Total Cash Equivalents	$12,316,423	53.94%

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States sugar futures contracts
ICE sugar futures MAY22 (381 contracts)	$225,299	0.99%	$7,936,992
ICE sugar futures MAR23 (392 contracts)	853,927	3.74	8,091,507
Total commodity futures contracts	$1,079,226	4.73%	$16,028,499

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States sugar futures contracts
ICE sugar futures JUL22 (331 contracts)	$80,506	0.35	$6,817,541

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2022	March 31, 2021
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain on commodity futures contracts	$70,161	$1,253,480
Net change in unrealized appreciation (depreciation) on commodity futures contracts	907,742	(606,842)
Interest income	10,698	6,388
Total income	$988,601	653,026

Expenses
Management fees	54,606	36,015
Professional fees	32,764	18,008
Distribution and marketing fees	47,970	33,075
Custodian fees and expenses	2,275	3,657
Business permits and licenses fees	8,217	18,345
General and administrative expenses	4,208	3,601
Total expenses	150,040	112,701

Expenses waived by the Sponsor	(28,866)	(26,490)

Total expenses, net	121,174	86,211

Net income	$867,427	$566,815

Net income per share	$0.39	$0.31
Net income per weighted average share	$0.36	$0.28
Weighted average shares outstanding	2,421,393	2,034,171

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2022	March 31, 2021
Operations
Net income	$867,427	$566,815
Capital transactions
Issuance of Shares	6,487,310	1,953,037
Redemption of Shares	(4,697,940)	-
Total capital transactions	1,789,370	1,953,037
Net change in net assets	2,656,797	2,519,852

Net assets, beginning of period	$22,834,664	$12,766,091

Net assets, end of period	$25,491,461	$15,285,943

Net asset value per share at beginning of period	$9.23	$6.72

Net asset value per share at end of period	$9.62	$7.03

Creation of Shares	700,000	275,000
Redemption of Shares	525,000	-

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2022	March 31, 2021
Cash flows from operating activities:
Net income	$867,427	$566,815
Adjustments to reconcile net income to net cash provided by operating activities:
Net change in unrealized (appreciation) depreciation on commodity futures contracts	(907,742)	606,842
Changes in operating assets and liabilities:
Due from broker	535,983	(141,429)
Interest receivable	(508)	92
Other assets	(10,845)	-
Due to broker	525,266	(475,661)
Management fee payable to Sponsor	420	2,841
Other liabilities	7,752	9,997
Net cash provided by operating activities	1,017,753	569,497

Cash flows from financing activities:
Proceeds from sale of Shares	6,487,310	1,953,037
Redemption of Shares	(4,697,940)	-
Net cash provided by financing activities	1,789,370	1,953,037

Net change in cash and cash equivalents	2,807,123	2,522,534
Cash and cash equivalents, beginning of period	21,332,902	11,849,332
Cash and cash equivalents, end of period	$24,140,025	$14,371,866

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

March 31, 2022

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

On June 13, 2011, the initial Form S-1 for CANE was declared effective by the SEC. On September 16, 2011, two Creation Baskets were issued representing 100,000 shares and $2,500,000. On September 19, 2011, CANE started trading on the NYSE Arca. The current registration statement for CANE was declared effective by the SEC on April 7, 2022. This registration statement for CANE registered an indeterminate number of shares.

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022.

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

E D & F Man Capital Markets, Inc. (“E D & F Man”) and StoneX Financial Inc. – FCM Division of INTL FCStone Financial Inc. (“StoneX”) serve as the Funds’ clearing brokers to execute and clear the futures contracts and provide other brokerage-related services. E D & F Man and StoneX are each registered as futures commission merchants (“FCM”) with the U.S. CFTC and are members of the NFA. The clearing brokers are registered as a broker-dealers with the SEC and are each a member of FINRA. ED & F Man and StoneX are each clearing members of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar and Wheat Futures Contracts E D & F Man is paid $9.00 per round turn. Effective April 1, 2022, E D & F Man will be paid $11.00 per round turn. StoneX is paid $2.50 per round turn exclusive of pass through fees for the exchange and the NFA. Additionally, if the monthly commissions paid by each Fund does not equal or exceed 20% return on the StoneX Capital Requirement at 9.6% of the Exchange Maintenance Margin, each Fund will pay a true up to meet that return at the end of each month. These expenses are recognized on a per-trade basis. The half-turn is recognized as an unrealized loss on the statements of operations for contracts that have been purchased since the change in recognition, and a full turn is recognized as a realized loss on the statements of operations when a contract is sold. A summary of these expenses is included below.

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

	Three months ended March 31, 2022	Three months ended March 31, 2021
Amount Recognized for Custody Services	$2,275	$3,657
Amount of Custody Services Waived	$-	$55

Amount Recognized for Distribution Services	$2,507	$1,853
Amount of Distribution Services Waived	$1,852	$-

Amount Recognized for Wilmington Trust	$-	$-
Amount of Wilmington Trust Waived	$-	$-

Amount Recognized for Thales	$4,272	$3,042
Amount of Thales Waived	$-	$-

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

Brokerage Commissions

Beginning on August 21, 2019, the Sponsor began recognizing the expense for brokerage commissions for futures contract trades on a per-trade basis. Prior to the change, brokerage commissions on all open commodity futures contracts were accrued on the trade date and on a full-turn basis. The below table shows the amounts included on the statements of operations as total brokerage commissions paid inclusive of unrealized loss for the three months ended March 31, 2022 and 2021.

CANE
Three Months Ended March 31, 2022	$6,196
Three Months Ended March 31, 2021	$3,476

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2019 to 2021, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2022 and for the years ended December 31, 2021, 2020, and 2019. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three months ended March 31, 2022 and 2021.

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

	March 31, 2022	December 31, 2021
Money Market Funds	$7,621,032	$4,816,883
Demand Deposit Savings Accounts	9,020,755	9,016,479
Commercial Paper	7,498,238	7,499,540
Total cash and cash equivalents as presented on the Statement of Assets and Liabilities	$24,140,025	$21,332,902

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

	Three months ended March 31, 2022	Three months ended March 31, 2021
Recognized Related Party Transactions	$36,129	$20,250
Waived Related Party Transactions	$6,782	$8,810

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

CANE
Three months ended March 31, 2022	$28,866
Three months ended March 31, 2021	$26,490

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

On March 31, 2022 and December 31, 2021, in the opinion of the Trust and the Fund, the reported value of the Sugar Futures Contracts traded on the ICE fairly reflected the value of the Sugar Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

For the three months ended March 31, 2022 and year ended December 31, 2021, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of March 31, 2022 and December 31, 2021:

March 31, 2022

Assets:	Level 1	Level 2	Level 3	Balance as of March 31, 2022
Cash Equivalents	$15,119,270	$-	$-	$15,119,270
Sugar Futures Contracts	1,906,462	-	-	1,906,462
Total	$17,025,732	$-	$-	$17,025,732

December 31, 2021

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2021
Cash Equivalents	$12,316,423	$-	$-	$12,316,423
Sugar Futures Contracts	1,079,226	-	-	1,079,226
Total	$13,395,649	$-	$-	$13,395,649

Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2021
Sugar Futures Contracts	$80,506	$-	$-	$80,506

For the period March 31, 2022 and year ended December 31, 2021, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value – Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the three months ended March 31, 2022 and year ended December 31, 2021, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, E D & F Man as of March 31, 2022 and December 31, 2021.

*The amount of collateral presented in Collateral, Due from Broker, is limited to the liability for the futures contracts and accordingly does not include the excess collateral pledged.

Offsetting of Financial Assets and Derivative Assets as of March 31, 2022

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Sugar futures contracts	$1,906,462	$-	$1,906,462	$-	$525,266	$1,381,196

Offsetting of Financial Assets and Derivative Assets as of December 31, 2021

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Sugar futures contracts	$1,079,226	$-	$1,079,226	$80,506	$-	$998,720

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2021

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity Price
Sugar futures contracts	$80,506	$-	$80,506	$80,506	$-	$-

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Three months ended March 31, 2022

Primary Underlying Risk	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Sugar futures contracts	$70,161	$907,742

Three months ended March 31, 2021

Primary Underlying Risk	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Sugar futures contracts	$1,253,480	$(606,842)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held were $21.4 million and $14.9 million for the three months ended March 31, 2022 and 2021.

Note 6 – Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the three months ended March 31, 2022 and 2021. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended
	March 31, 2022	March 31, 2021
Per Share Operation Performance
Net asset value at beginning of period	$9.23	$6.72
Income (loss) from investment operations:
Net realized and unrealized gain on commodity futures contracts	0.44	0.35
Total expenses, net	(0.05)	(0.04)
Net increase in net asset value	0.39	0.31
Net asset value at end of period	$9.62	$7.03
Total Return	4.26%	4.60%
Ratios to Average Net Assets (Annualized)
Total expenses	2.75%	3.13%
Total expenses, net	2.22%	2.39%
Net investment loss	(2.02)%	(2.21)%

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

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended March 31, 2022 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than those noted below:

The total net assets of the Fund increased by $8,669,045, or 34%, for the period March 31, 2022 to May 9, 2022. This was driven by a 37% increase in the shares outstanding and partially offset by a 2% decrease in the NAV per share.

A registration statement for CANE was declared effective by the SEC on April 7, 2022. This registration statement for CANE registered an indeterminate amount of shares.

The Sponsor opened an account with StoneX, as a new FCM and clearing broker for the Fund. The Fund transferred sugar futures contract positions from E D & F Man to StoneX on April 13, 2022.

TEUCRIUM WHEAT FUND

STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Cash and cash equivalents	$462,259,066	$72,841,616
Interest receivable	27,280	4,993
Other assets	-	970
Equity in trading accounts:
Commodity futures contracts	-	3,714,672
Due from broker	81,975,541	-
Total equity in trading accounts	81,975,541	3,714,672
Total assets	$544,261,887	$76,562,251

Liabilities
Management fee payable to Sponsor	306,694	67,745
Payable for purchases of commercial paper	17,487,493	-
Other liabilities	36,804	4,242
Equity in trading accounts:
Commodity futures contracts	33,791,659	654,969
Due to broker	-	213,708
Total equity in trading accounts	33,791,659	868,677
Total liabilities	$51,622,650	$940,664

Net assets	$492,639,237	$75,621,587

Shares outstanding	50,125,004	10,250,004

Shares authorized	*	33,600,000

Net asset value per share	$9.83	$7.38

Market value per share	$9.86	$7.39

*On March 9, 2022, the Teucrium Wheat Fund registered an indeterminate number of shares of the Fund pursuant to Rule 456(d) under the Securities Act of 1933.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

SCHEDULE OF INVESTMENTS

March 31, 2022

(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X (cost: $267,687,106)	$267,687,106	54.34%	267,687,106
Goldman Sachs Financial Square Government Fund (cost: $61,528)	61,528	0.01	61,528
Total money market funds (cost: $267,748,634)	$267,748,634	54.35%

			Principal Amount
Commercial Paper
AT&T Inc. 0.240% (cost: $2,498,933 due 04/13/2022)	$2,499,800	0.51%	2,500,000
AT&T Inc. 0.220% (cost: $2,499,068 due 04/13/2022)	2,499,817	0.50	2,500,000
Brookfield Infrastructure Holdings (Canada) Inc. 1.054% (cost: $2,496,208 due 05/05/2022)	2,497,521	0.51	2,500,000
Brookfield Infrastructure Holdings (Canada) Inc. 0.973% (cost: $2,496,902 due 05/03/2022)	2,497,845	0.51	2,500,000
Brookfield Infrastructure Holdings (Canada) Inc. 1.003% (cost: $2,496,736 due 05/10/2022)	2,497,292	0.51	2,500,000
Canadian Natural Resources Limited 0.902% (cost: $7,495,500 due 04/25/2022)	7,495,500	1.52	7,500,000
Cigna Corporation 0.250% (cost: $4,997,015 due 04/27/2022)	4,999,098	1.01	5,000,000
Cigna Corporation 0.551% (cost: $2,497,059 due 05/13/2022)	2,498,396	0.51	2,500,000
Cigna Corporation 0.641% (cost: $2,496,667 due 05/16/2022)	2,498,000	0.51	2,500,000
Crown Castle International Corp. 1.154% (cost: $4,992,972 due 05/12/2022)	4,993,451	1.01	5,000,000
Crown Castle International Corp. 0.902% (cost: $4,997,500 due 04/19/2022)	4,997,750	1.01	5,000,000
Enbridge (U.S.) Inc. 0.200% (cost: $2,498,861 due 04/04/2022)	2,499,958	0.51	2,500,000
FMC Corporation 0.852% (cost: $4,997,167 due 04/11/2022)	4,998,819	1.01	5,000,000
FMC Corporation 0.963% (cost: $9,992,268 due 04/21/2022)	9,994,667	2.03	10,000,000
General Motors Financial Company, Inc. 0.350% (cost: $2,497,958 due 04/25/2022)	2,499,417	0.51	2,500,000
General Motors Financial Company, Inc. 0.701% (cost: $4,997,375 due 04/12/2022)	4,998,931	1.01	5,000,000
General Motors Financial Company, Inc. 1.034% (cost: $2,494,064 due 06/08/2022)	2,495,137	0.51	2,500,000
Glencore Funding LLC 0.234% (cost: $2,498,976 due 04/08/2022)	2,499,886	0.51	2,500,000
Harley-Davidson Financial Services, Inc. 0.932% (cost: $9,991,993 due 05/02/2022)	9,991,993	2.03	10,000,000
HP Inc. 0.802% (cost: $14,993,000 due 04/18/2022)	14,994,333	3.04	15,000,000
Humana Inc. 0.802% (cost: $4,996,889 due 04/11/2022)	4,998,889	1.01	5,000,000
Jabil Inc. 0.551% (cost: $2,498,434 due 04/18/2022)	2,499,351	0.51	2,500,000
Jabil Inc. 0.802% (cost: $12,495,278 due 04/08/2022)	12,498,056	2.54	12,500,000
Verizon Communications Inc. 0.601% (cost: $4,992,667 due 05/24/2022)	4,995,583	1.01	5,000,000
Verizon Communications Inc. 0.611% (cost: $2,496,404 due 05/25/2022)	2,497,716	0.51	2,500,000
Viatris Inc. 0.902% (cost: $9,997,250 due 04/01/2022)	10,000,000	2.03	10,000,000
Walgreens Boots Alliance, Inc. 0.913% (cost: $2,496,524 due 05/25/2022)	2,496,587	0.51	2,500,000
WGL Holdings, Inc. 0.872% (cost: $2,498,308 due 04/22/2022)	2,498,731	0.51	2,500,000
Total Commercial Paper (Total cost: $137,397,976)	$137,432,524	27.90%
Total Cash Equivalents	$405,181,158	82.25%

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures JUL22 (3,442 contracts)	$18,081,912	3.67%	$172,444,200
CBOT wheat futures SEP22 (2,991 contracts)	12,040,392	2.44	147,904,950
CBOT wheat futures DEC22 (3,543 contracts)	3,669,355	0.75	172,322,663
Total commodity futures contracts	$33,791,659	6.86%	$492,671,813

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

TEUCRIUM WHEAT FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2022	March 31, 2021
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain on commodity futures contracts	$38,006,567	$2,919,448
Net change in unrealized depreciation on commodity futures contracts	(36,851,362)	(5,055,673)
Interest income	94,809	35,181
Total loss	1,250,014	(2,101,044)

Expenses
Management fees	437,168	194,308
Professional fees	131,352	76,397
Distribution and marketing fees	255,429	141,041
Custodian fees and expenses	6,996	19,431
Business permits and licenses fees	12,963	19,431
General and administrative expenses	14,297	9,679
Total expenses	858,205	460,287

Expenses waived by the Sponsor	(85,856)	(28,715)

Total expenses, net	772,349	431,572

Net income (loss)	$477,665	$(2,532,616)

Net income (loss) per share	$2.45	$(0.17)
Net income (loss) per weighted average share	$0.03	$(0.20)
Weighted average shares outstanding	19,052,226	12,683,337

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2022	March 31, 2021
Operations
Net income (loss)	$477,665	$(2,532,616)
Capital transactions
Issuance of Shares	528,479,185	17,528,913
Redemption of Shares	(111,939,200)	(4,150,503)
Total capital transactions	416,539,985	13,378,410
Net change in net assets	417,017,650	10,845,794

Net assets, beginning of period	$75,621,587	$69,876,578

Net assets, end of period	$492,639,237	$80,722,372

Net asset value per share at beginning of period	$7.38	$6.16

Net asset value per share at end of period	$9.83	$5.99

Creation of Shares	51,025,000	2,800,000
Redemption of Shares	11,150,000	675,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2022	March 31, 2021
Cash flows from operating activities:
Net income (loss)	$477,665	$(2,532,616)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net change in unrealized depreciation on commodity futures contracts	36,851,362	5,055,673
Changes in operating assets and liabilities:
Due from broker	(81,975,541)	(6,421,744)
Interest receivable	(22,287)	(470)
Other assets	970	-
Due to broker	(213,708)	(2,571,103)
Payable for purchases of commercial paper	17,487,493	-
Management fee payable to Sponsor	238,949	10,484
Other liabilities	32,562	15,387
Net cash used in operating activities	(27,122,535)	(6,444,389)

Cash flows from financing activities:
Proceeds from sale of Shares	528,479,185	17,836,743
Redemption of Shares	(111,939,200)	(6,613,143)
Net cash provided by financing activities	416,539,985	11,223,600

Net change in cash and cash equivalents	389,417,450	4,779,211
Cash and cash equivalents, beginning of period	72,841,616	68,946,725
Cash and cash equivalents, end of period	$462,259,066	$73,725,936

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

March 31, 2022

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

On June 13, 2011, the Fund’s initial registration of 10,000,000 shares on Form S1 was declared effective by the SEC. On September 19, 2011, the Fund listed its shares on the NYSE Arca under the ticker symbol “WEAT.” On the business day prior to that, the Fund issued 100,000 shares in exchange for $2,500,000 at the Fund’s initial NAV of $25 per share. The Fund also commenced investment operations on September 19, 2011 by purchasing commodity futures contracts traded on the CBOT. On December 31, 2010, the Fund had four shares outstanding, which were owned by the Sponsor. The current registration statement for WEAT was declared effective on March 9, 2022. This registration statement for WEAT registered an indeterminate number of shares.

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022.

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

E D & F Man Capital Markets, Inc. (“E D & F Man”) and StoneX Financial Inc. – FCM Division of INTL FCStone Financial Inc. (“StoneX”) serve as the Funds’ clearing brokers to execute and clear futures contracts and provide other brokerage-related services. E D & F Man and StoneX are each registered as futures commission merchants (“FCM”) with the U.S. CFTC and are members of the NFA. The clearing brokers are registered as a broker-dealers with the SEC and are each a member of FINRA. ED & F Man and StoneX are each clearing members of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar and Wheat Futures Contracts E D & F Man is paid $9.00 per round turn. Effective April 1, 2022, E D & F Man will be paid $11.00 per round turn. StoneX is paid $2.50 per round turn exclusive of pass through fees for the exchange and the NFA. Additionally, if the monthly commissions paid by each Fund does not equal or exceed 20% on the StoneX Capital Requirement at 9.6% of the Exchange Maintenance Margin, each Fund will pay a true up to meet that return at the end of each month. These expenses are recognized on a per-trade basis. The half-turn is recognized as an unrealized loss on the statements of operations for contracts that have been purchased since the change in recognition, and a full turn is recognized as a realized loss on the statements of operations when a contract is sold. A summary of these expenses is included below.

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

	Three months ended March 31, 2022	Three months ended March 31, 2021
Amount Recognized for Custody Services	$6,996	$19,431
Amount of Custody Services Waived	$-	$-

Amount Recognized for Distribution Services	$12,374	$9,176
Amount of Distribution Services Waived	$6,180	$-

Amount Recognized for Wilmington Trust	$-	$-
Amount of Wilmington Trust Waived	$-	$-

Amount Recognized for Thales	$12,178	$14,493
Amount of Thales Waived	$12,178	$-

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

Brokerage Commissions

Beginning on August 21, 2019, the Sponsor began recognizing the expense for brokerage commissions for futures contract trades on a per-trade basis. Prior to the change, brokerage commissions on all open commodity futures contracts were accrued on the trade date and on a full-turn basis. The below table shows the amounts included on the statements of operations as total brokerage commissions paid inclusive of unrealized loss for the three months ended March 31, 2022 and 2021.

WEAT
Three Months Ended March 31, 2022	$81,009
Three Months Ended March 31, 2021	$11,475

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2019 to 2021, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2022 and for the years ended December 31, 2021, 2020 and 2019. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three months ended March 31, 2022 and 2021.

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

	March 31, 2022	December 31, 2021
Money Market Funds	$267,748,634	$5,284,993
Demand Deposit Savings Accounts	57,077,908	30,064,031
Commercial Paper	137,432,524	37,492,592
Total cash and cash equivalents as presented on the Statement of Assets and Liabilities	$462,259,066	$72,841,616

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

	Three months ended March 31, 2022	Three months ended March 31, 2021
Recognized Related Party Transactions	$173,803	$100,871
Waived Related Party Transactions	$30,000	$14,699

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

WEAT
Three months ended March 31, 2022	$85,856
Three months ended March 31, 2021	$28,715

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

On March 31, 2022 and December 31, 2021, in the opinion of the Trust and the Fund, the reported value of the Wheat Futures Contracts traded on the CBOT fairly reflected the value of the Wheat Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of March 31, 2022 and December 31, 2021:

March 31, 2022

Assets:	Level 1	Level 2	Level 3	Balance as of March 31, 2022
Cash Equivalents	$405,181,158	$-	$-	$405,181,158

Liabilities:	Level 1	Level 2	Level 3	Balance as of March 31, 2022
Wheat Futures contracts	$33,791,659	$-	$-	$33,791,659

December 31, 2021

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2021
Cash Equivalents	$42,777,585	$-	$-	$42,777,585
Wheat Futures contracts	3,714,672	-	-	3,714,672
Total	$46,492,257	$-	$-	$46,492,257

Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2021
Wheat Futures contracts	$654,969	$-	$-	$654,969

For the period ended March 31, 2022 and year ended December 31, 2021, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the three months ended March 31, 2022 and for the year ended December 31, 2021, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCMs, E D & F Man and StoneX as of March 31, 2022 and December 31, 2021.

*The amount of collateral presented in Collateral, Due from Broker, is limited to the liability for the futures contracts and accordingly does not include the excess collateral pledged.

Offsetting of Financial Liabilities and Derivative Liabilities as of March 31, 2022

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity Price
Wheat futures contracts	$33,791,659	$-	$33,791,659	$-	$33,791,659	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2021

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Wheat futures contracts	$3,714,672		$3,714,672	$654,969	$213,708	$2,845,995

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2021

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity Price
Wheat futures contracts	$654,969	$-	$654,969	$654,969	$-	$-

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Three months ended March 31, 2022

Primary Underlying Risk	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Wheat futures contracts	$38,006,567	$(36,851,362)

Three months ended March 31, 2021

Primary Underlying Risk	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Wheat futures contracts	$2,919,448	$(5,055,673)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $233.4 million and $80.6 million, respectively, for the three months ended March 31, 2022 and March 31, 2021.

Note 6 – Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the three months ended March 31, 2022 and 2021. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended
	March 31, 2022	March 31, 2021
Per Share Operation Performance
Net asset value at beginning of period	$7.38	$6.16
Income (loss) from investment operations:
Net realized and unrealized gain (loss) on commodity futures contracts	2.49	(0.14)
Total expenses, net	(0.04)	(0.03)
Net increase (decrease) in net asset value	2.45	(0.17)
Net asset value at end of period	$9.83	$5.99
Total Return	33.21%	(2.70)%
Ratios to Average Net Assets (Annualized)
Total expenses	1.96%	2.37%
Total expenses, net	1.77%	2.22%
Net investment loss	(1.55)%	(2.04)%

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

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended March 31, 2022 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than those noted below:

Nothing additional to report.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Cash equivalents	$6,490	$4,801
Receivable for securities sold	3,260,269	-
Interest receivable	18	3
Other assets	-	30
Equity in trading accounts:
Investments in securities, at fair value (cost $26,068,679 and $12,799,498 as of March 31, 2022 and December 31, 2021, respectively)	29,206,585	14,178,019
Total assets	32,473,362	14,182,853

Liabilities
Payable for shares redeemed	3,260,840	-
Other liabilities	3,106	3,198
Total liabilities	3,263,946	1,393

Net assets	$29,209,416	$14,179,655

Shares outstanding	900,002	525,002

Shares authorized	3,487,500	4,075,000

Net asset value per share	$32.45	$27.01

Market value per share	$32.52	$26.94

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

SCHEDULE OF INVESTMENTS

March 31, 2022

(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Exchange-traded funds
Teucrium Corn Fund	$7,561,011	25.88%	278,273
Teucrium Soybean Fund	7,138,765	24.44	266,763
Teucrium Sugar Fund	7,315,073	25.04	760,450
Teucrium Wheat Fund	7,191,736	24.62	731,745
Total exchange-traded funds (cost $26,068,679)	$29,206,585	99.98%

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X (cost $6,490)	$6,490	0.02%	6,490

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

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2022	March 31, 2021
Income
Realized and unrealized gain (loss) on trading of securities:
Realized gain (loss) on securities	$718,623	$(48,360)
Net change in unrealized appreciation on securities	1,759,385	112,849
Interest income	18	4
Total income	2,478,026	64,493

Expenses
Professional fees	17,251	2,919
Distribution and marketing fees	33,917	4,904
Custodian fees and expenses	193	676
Business permits and licenses fees	8,875	7,125
General and administrative expenses	2,583	443
Total expenses	62,819	16,067

Expenses waived by the Sponsor	(55,003)	(14,136)

Total expenses, net	7,816	1,931

Net income	$2,470,210	$62,562

Net income per share	$5.44	$1.30
Net income per weighted average share	$4.23	$0.37
Weighted average shares outstanding	584,585	166,946

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2022	March 31, 2021
Operations
Net income	$2,470,210	$62,562
Capital transactions
Issuance of Shares	18,955,620	3,966,335
Redemption of Shares	(6,396,069)	(568,240)
Total capital transactions	12,559,551	3,398,095
Net change in net assets	15,029,761	3,460,657

Net assets, beginning of period	$14,179,655	$1,584,388

Net assets, end of period	$29,209,416	$5,045,045

Net asset value per share at beginning of period	$27.01	$21.12

Net asset value per share at end of period	$32.45	$22.42

Creation of Shares	587,500	175,000
Redemption of Shares	212,500	25,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2022	March 31, 2021
Cash flows from operating activities:
Net income	2,470,210	$62,562
Adjustments to reconcile net income to net cash used in operating activities:
Net change in unrealized appreciation on securities	(1,759,385)	(112,849)
Changes in operating assets and liabilities:
Net sale of investments in securities	(13,269,181)	(3,347,690)
Net receivable for securities sold	(3,260,269)	-
Interest receivable	(15)	(1)
Other assets	30	(24)
Other liabilities	(92)	(274)
Net cash used in operating activities	(15,818,702)	(3,398,276)

Cash flows from financing activities:
Proceeds from sale of Shares	18,955,620	3,966,335
Redemption of Shares	(3,135,229)	(568,240)
Net cash provided by financing activities	15,820,391	3,398,095

Net change in cash equivalents	1,689	(181)
Cash equivalents, beginning of period	4,801	2,786
Cash equivalents, end of period	$6,490	$2,605

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

March 31, 2022

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

On April 22, 2011, a registration statement was filed with the Securities and Exchange Commission (“SEC”). On February 10, 2012, the Fund’s initial registration of 5,000,000 shares on Form S-1 was declared effective by the SEC. On March 28, 2012, the Fund listed its shares on the NYSE Arca under the ticker symbol “TAGS.” On the business day prior to that, the Fund issued 300,000 shares in exchange for $15,000,000 at the Fund’s initial NAV of $50 per share. The Fund also commenced investment operations on March 28, 2012 by purchasing shares of the Underlying Funds. On December 31, 2011, the Fund had two shares outstanding, which were owned by the Sponsor. The current registration statement for TAGS was declared effective on April 7, 2022. This registration statement for TAGS registered an indeterminate number of shares.

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022.

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

E D & F Man Capital Markets, Inc. (“E D & F Man”) and StoneX Financial Inc. – FCM Division of INTL FCStone Financial Inc. (“StoneX”) serve as the Underlying Funds’ clearing brokers to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. E D & F Man and StoneX are each registered as futures commission merchants (“FCM”) with the U.S. CFTC and are members of the NFA. The clearing brokers are registered as a broker-dealers with the SEC and are each a member of FINRA. ED & F Man and StoneX are each clearing members of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar and Wheat Futures Contracts E D & F Man is paid $9.00 per round turn. Effective April 1, 2022, E D & F Man will be paid $11.00 per round turn. StoneX is paid $2.50 per round turn exclusive of pass through fees for the exchange and the NFA. Additionally, if the monthly commissions paid by each Fund does not equal or exceed 20% return on the StoneX Capital Requirement at 9.6% of the Exchange Maintenance Margin, each Fund will pay a true up to meet that return at the end of each month. These expenses are recognized on a per-trade basis. The half-turn is recognized as an unrealized loss on the statements of operations for contracts that have been purchased since the change in recognition, and a full turn is recognized as a realized loss on the statements of operations when a contract is sold. A summary of these expenses is included below.

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

	Three months ended March 31, 2022	Three months ended March 31, 2021
Amount Recognized for Custody Services	$193	$676
Amount of Custody Services Waived	$193	$676

Amount Recognized for Distribution Services	$1,717	$345
Amount of Distribution Services Waived	$1,717	$187

Amount Recognized for Wilmington Trust	$-	$-
Amount of Wilmington Trust Waived	$-	$-

Amount Recognized for Thales	$2,690	$503
Amount of Thales Waived	$2,690	$503

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2019 to 2021, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. This policy has been applied to all existing tax positions upon the Fund’s initial adoption. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2022 and for the years ended December 31, 2021, 2020 and 2019. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three months ended March 31, 2022 and 2021.

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

Cash Equivalents

Cash equivalents are highly liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short term maturities. The Fund has these balances of its assets on deposit with banks. Assets deposited with a financial institution may, at times, exceed federally insured limits. TAGS had a balance of $6,490 and $2,605 in money market funds at March 31, 2022 and December 31, 2021, respectively; these balances are included in cash equivalents on the statements of assets and liabilities.

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

Sponsor Fee Allocation of Expenses and Related Party Transactions

The Sponsor is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Trust and the Funds. In addition, the Sponsor elected not to outsource services directly attributable to the Trust and the Funds such as accounting, financial reporting, regulatory compliance and trading activities. The Sponsor does not receive a management fee from the Fund. The Sponsor receives a management fee from each Underlying Fund at the annual rate of 1.00% of such Underlying Fund’s average daily net assets, payable monthly. The Sponsor can elect to waive the payment of this fee for any Underlying Fund in any amount at its sole discretion, at any time and from time to time, in order to reduce the Fund’s expenses or for any other purpose.

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

	Three months ended March 31, 2022	Three months ended March 31, 2021
Recognized Related Party Transactions	$24,847	$3,890
Waived Related Party Transactions	$21,134	$1,993

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

TAGS
Three months ended March 31, 2022	$55,003
Three months ended March 31, 2021	$14,136

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

On March 31, 2022 and December 31, 2021, the reported value at the close of the market for each commodity contract fairly reflected the value of the futures and no alternative valuations were required.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of March 31, 2022 and December 31, 2021:

March 31, 2022

Assets:	Level 1	Level 2	Level 3	Balance as of March 31, 2022
Exchange Traded Funds	$29,206,585	$-	$-	$29,206,585
Cash Equivalents	6,490	-	-	6,490
Total	$29,213,075	$-	$-	$29,213,075

December 31, 2021

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2021
Exchange Traded Funds	$14,178,019	$-	$-	$14,178,019
Cash Equivalents	4,801	-	-	4,801
Total	$14,182,820	$-	$-	$14,182,820

On March 31, 2022 and December 31, 2021, the reported value at the close of the market for each commodity contract fairly reflected the value of the futures and no alternative valuations were required., The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the three months ended March 31, 2022 and 2021. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended
	March 31, 2022	March 31, 2021
Per Share Operation Performance
Net asset value at beginning of period	$27.01	$21.12
Income (loss) from investment operations:
Net realized and unrealized gain on investment transactions	5.45	1.31
Total expenses, net	(0.01)	(0.01)
Net increase in net asset value	5.44	1.30
Net asset value at end of period	$32.45	$22.42
Total Return	20.16%	6.14%
Ratios to Average Net Assets (Annualized)
Total expenses	1.45%	1.75%
Total expenses, net	0.18%	0.21%
Net investment loss	(0.18)%	(0.21)%

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

Note 7 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended March 31, 2022 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than those noted below:

The total net assets of the Fund increased by $7,799,110, or 27%, for the period March 31, 2022 to May 9, 2022. This was driven by a 4% increase in the NAV per share and a 22% increase in the shares outstanding.

A registration statement for TAGS was declared effective by the SEC on April 7, 2022. This registration statement for TAGS registered an indeterminate amount of shares.

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

On June 7, 2010, the initial Form S-1 for CORN was declared effective by the U.S. Securities and Exchange Commission (“SEC”). On June 8, 2010, four Creation Baskets for CORN were issued representing 200,000 shares and $5,000,000. CORN began trading on the New York Stock Exchange (“NYSE”) Arca on June 9, 2010. The current registration statement for CORN was declared effective by the SEC on April 7, 2022. This registration statement for CORN registered an indeterminate number of shares.

On June 13, 2011, the initial Forms S-1 for CANE, SOYB, and WEAT were declared effective by the SEC. On September 16, 2011, two Creation Baskets were issued for each Fund, representing 100,000 shares and $2,500,000, for CANE, SOYB, and WEAT. On September 19, 2011, CANE, SOYB, and WEAT started trading on the NYSE Arca. The current registration statements for SOYB and CANE were declared effective by the SEC on April 7, 2022. The registration statements for SOYB and CANE registered an indeterminate number of shares each. The current registration statement for WEAT was declared effective on March 9, 2022. This registration statement for WEAT registered an indeterminate number of shares.

On February 10, 2012, the Form S-1 for TAGS was declared effective by the SEC. On March 27, 2012, six Creation Baskets for TAGS were issued representing 300,000 shares and $15,000,000. TAGS began trading on the NYSE Arca on March 28, 2012. The current registration statement for TAGS was declared effective by the SEC on April 7, 2022. This registration statement for TAGS registered an indeterminate number of shares.

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

War and other geopolitical events in eastern Europe, including but not limited to Russia and Ukraine, may cause volatility in commodity prices including energy and grain prices, due to the region’s importance to these markets, potential impacts to global transportation and shipping, and other supply chain disruptions. These events are unpredictable and may lead to extended periods of price volatility.

The occurrence of a severe weather event, natural disaster, terrorist attack, geopolitical events, outbreak or public health emergency as declared by the World Health Organization, the continuation or expansion of war or other hostilities, or a prolonged government shutdown may have significant adverse effects on the Fund and its investments and alter current assumptions and expectations. For example, in late February 2022, Russia invaded Ukraine, significantly amplifying already existing geopolitical tensions among Russia and other countries in the region and in the west. The responses of countries and political bodies to Russia’s actions, the larger overarching tensions, and Ukraine’s military response and the potential for wider conflict may increase financial market volatility generally, have severe adverse effects on regional and global economic markets, and cause volatility in the price of agricultural commodities, agricultural futures and the share price of the Fund and the Underlying Funds.

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

Each Benchmark is rebalanced periodically to ensure that each of the Benchmark Component Futures Contracts is weighted in the same proportion as in the investment objective for each Fund. The following tables reflect the March 31, 2022, Benchmark Component Futures Contracts weights for each of the Funds, the contract held is identified by the generally accepted nomenclature of contract month and year, which may differ from the month in which the contract expires:

CORN Benchmark Component Futures Contracts	Notional Value	Weight (%)

CBOT Corn Futures (2,098 contracts, JUL22)	$76,891,700	35%
CBOT Corn Futures (1,920 contracts, SEP22)	66,840,000	30
CBOT Corn Futures (2,293 contracts, DEC22)	78,391,938	35

Total at March 31, 2022	$222,123,638	100%

SOYB Benchmark Component Futures Contracts	Notional Value	Weight (%)

CBOT Soybean Futures (281 contracts, JUL22)	$22,451,900	35%
CBOT Soybean Futures (270 contracts, NOV22)	19,176,750	30
CBOT Soybean Futures (345 contracts, NOV23)	22,619,063	35

Total at March 31, 2022	$64,247,713	100%

CANE Benchmark Component Futures Contracts	Notional Value	Weight (%)

ICE Sugar Futures (413 contracts, JUL22)	$8,936,659	35%
ICE Sugar Futures (353 contracts, OCT22)	7,646,262	30
ICE Sugar Futures (409 contracts, MAR23)	8,914,237	35

Total at March 31, 2022	$25,497,158	100%

WEAT Benchmark Component Futures Contracts	Notional Value	Weight (%)

CBOT Wheat Futures (3,442 contracts, JUL22)	$172,444,200	35%
CBOT Wheat Futures (2,991 contracts, SEP22)	147,904,950	30
CBOT Wheat Futures (3,543 contracts, DEC22)	172,322,663	35

Total at March 31, 2022	$492,671,813	100%

TAGS Benchmark Component Futures Contracts	Fair Value	Weight (%)
Shares of Teucrium Corn Fund (278,273 shares)	$7,561,011	26%
Shares of Teucrium Soybean Fund (266,763 shares)	7,138,765	24
Shares of Teucrium Wheat Fund (731,745 shares)	7,191,736	25
Shares of Teucrium Sugar Fund (760,450 shares)	7,315,073	25

Total at March 31, 2022	$29,206,585	100%

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

The Funds seek to earn interest and other income (“interest income”) from cash equivalents that it purchases and, on the cash it holds through the Custodian or other financial institutions. The Sponsor anticipates that the interest income will increase the NAV of each Fund. The Funds apply the interest income to the acquisition of additional investments or use it to pay its expenses. If the Fund reinvests the earned interest income, it makes investments that are consistent with its investment objectives as disclosed. Any cash equivalent invested by a Fund will have original maturity dates of three months or less at inception. Any cash equivalent invested by a Fund will be deemed by the Sponsor to be of investment grade quality. As of March 31, 2022, available cash balances in each of the Funds were invested in the First American Government Obligations Fund – Class X, Goldman Sachs Financial Square Government Fund, in demand deposits at Capital One, and in commercial paper with maturities of ninety days or less. Additionally, the CORN, SOYB, CANE and WEAT Funds may invest a portion of the amount of funds required to be deposited with the FCM as initial margin in U.S. Treasury obligations with time to maturity of 90 days or less. The obligations are purchased and held in the respective Fund accounts through the FCM.

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

Performance Summary

This report covers the periods from January 1 to March 31, 2022 for each Fund. Total expenses are presented both gross and net of any expenses waived or paid by the Sponsor that would have been incurred by the Funds (“expenses waived by the Sponsor”).

CORN Per Share Operation Performance
Net asset value at beginning of period	$21.58
Income from investment operations:
Investment income	0.01
Net realized and unrealized gain on commodity futures contracts	5.70
Total expenses	(0.12)
Net increase in net asset value	5.59
Net asset value end of period	$27.17
Total Return	25.91%
Ratios to Average Net Assets (Annualized)
Total expenses	2.37%
Total expenses, net	2.05%
Net investment loss	(1.82)%

SOYB Per Share Operation Performance
Net asset value at beginning of period	$22.77
Income from investment operations:
Investment income	0.01
Net realized and unrealized gain on commodity futures contracts	4.12
Total expenses	(0.14)
Net increase in net asset value	3.99
Net asset value at end of period	$26.76
Total Return	17.52%
Ratios to Average Net Assets (Annualized)
Total expenses	2.58%
Total expenses, net	2.20%
Net investment loss	(1.99)%

CANE Per Share Operation Performance
Net asset value at beginning of period	$9.23
Income from investment operations:
Investment income	0.00
Net realized and unrealized gain on commodity futures contracts	0.44
Total expenses	(0.05)
Net increase in net asset value	0.39
Net asset value at end of period	$9.62
Total Return	4.26%
Ratios to Average Net Assets (Annualized)
Total expenses	2.75%
Total expenses, net	2.22%
Net investment loss	(2.02)%

WEAT Per Share Operation Performance
Net asset value at beginning of period	$7.38
Income from investment operations:
Investment income	0.00
Net realized and unrealized gain on commodity futures contracts	2.49
Total expenses	(0.04)
Net increase in net asset value	2.45
Net asset value at end of period	$9.83
Total Return	33.21%
Ratios to Average Net Assets (Annualized)
Total expenses	1.96%
Total expenses, net	1.77%
Net investment loss	(1.55)%

TAGS Per Share Operation Performance
Net asset value at beginning of period	$27.01
Income from investment operations:
Net realized and unrealized gain on investment transactions	5.45
Total expenses	(0.01)
Net increase in net asset value	5.44
Net asset value at end of period	$32.45
Total Return	20.16%
Ratios to Average Net Assets (Annualized)
Total expenses	1.45%
Total expenses, net	0.18%
Net investment loss	(0.18)%

Past performance of a Fund is not necessarily indicative of future performance.

Results of Operations

The following includes a section for each Fund of the Trust.

The discussion below addresses the material changes in the results of operations for the three months ended March 31, 2022 compared to the same period in 2021. The following includes a section for each Fund of the Trust for the periods in which each Fund was in operation. CORN, SOYB, WEAT, CANE and TAGS each operated for the entirety of all periods.

Total expenses for the current and comparative periods are presented both gross and net of any expenses waived or paid by the Sponsor that would have been incurred by the Funds (“expenses waived by the Sponsor”). For all expenses waived in 2021 and 2022, the Sponsor has determined that no reimbursement will be sought in future periods. “Total expenses, net” is after the impact of any expenses waived by the Sponsor, are presented in the same manner as previously reported. There is, therefore, no impact to or change in the Net gain or Net loss in any period for the Trust and each Fund as a result of this change in presentation.

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

On March 31, 2022, the Corn Fund held a total of CBOT Corn Futures contracts with a notional value of $222,123,638. The contracts had an asset fair value of $25,830,881. The weighting of the notional value of the contracts is as follows: (1) 35% to the JUL22 contracts, the second to expire CBOT Corn Futures Contract, (2) 30% to SEP22 CBOT contracts, the third to expire CBOT Corn Futures Contract, and (3) 35% to DEC22 CBOT contracts, the CBOT Corn Futures Contract expiring in the December following the expiration month of the third to expire contract.

	Quarter Ending	Quarter Ending	Quarter Ending
	March 31, 2022	March 31, 2021	December 31, 2021
Total Net Assets	$222,124,501	$168,150,971	$120,846,256
Shares Outstanding	8,175,004	9,550,004	5,600,004
Net Asset Value per share	$27.17	$17.61	$21.58
Closing Price	$27.16	$17.53	$21.54

Total net assets for the Fund increased year over year by 32%, driven by a combination of a decrease in total shares outstanding of 1,375,000 shares or 14% and an increase in the NAV per share of $9.56 or 54%. The net assets for the Fund increased by 84% when comparing March 31, 2022 to December 31, 2021. The change in total net assets year over year, in the opinion of management, was generally due to investors liquidating shares purchased at depressed values in mid-2020 which appreciated in value due to record large corn purchases by China as well as increased investments in commodities as an inflation hedge.

For the Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

	Three months ended	Three months ended
	March 31, 2022	March 31, 2021
Average daily total net assets	$153,414,042	$158,420,057
Net realized and unrealized gain on futures contracts	$36,463,311	$20,118,208
Interest income earned on cash and cash equivalents	$86,625	$77,560
Annualized interest yield based on average daily total net assets	0.06%	0.05%
Net Income	$35,775,955	$19,311,842
Weighted average share outstanding	6,366,671	9,441,115
Management Fees	$378,281	$390,625
Total gross fees and other expenses excluding management fees	$520,077	$613,567
Brokerage Commissions	$31,239	$33,966
Expenses waived by the Sponsor	$124,377	$120,266
Total gross expense ratio	2.37%	2.57%
Total expense ratio net of expenses waived by the Sponsor	2.05%	2.26%
Net investment loss	1.82%	2.06%
Creation of Shares	2,950,000	2,150,000
Redemption of Shares	375,000	1,500,000

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

The increase in interest and other income year over year was due to an increase in inflation from the second half of 2021 and strong economic activity and employment levels. As a result, the amount of interest income earned as a percentage of average daily total net assets was higher in the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The Fund seeks to earn interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper. These interest rate levels may be lower or higher than the projected interest rates stated in the prospectuses and thus will impact your breakeven point.

The decrease in management fee paid to the Sponsor for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was a result of lower average net assets. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets. Other than the management fee to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day to day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one year, or commitments regardless of the level of assets under management. The structure of the Fund and the nature of the expenses are such that as total net assets grow, there is a scalability of expenses that may allow the total expense ratio to be reduced. However, if total net assets for the Fund fall, the total expense ratio of the Fund will increase unless additional reductions are made by the Sponsor to the daily expense accruals. The Sponsor can elect to adjust the daily expense accruals at its discretion based on market conditions and other Fund considerations.

The decrease in total gross fees and other expenses excluding management fees for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was generally due to the decrease in average net assets in the period. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The decrease in total brokerage commissions for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, was primarily due to a decrease in contracts purchased, liquidated, and rolled.

For the three months ended March 31, 2022, the Fund issued 2,950,000 shares as part of creation baskets and purchased 375,000 shares as part of redemption baskets. Shares outstanding decreased by 1,375,000 shares or 14% for three months ended March 31, 2022 when compared to the same period in 2021. In total, the Fund issued 2,150,000 shares and purchased 1,500,000 shares for the three months ended March 31, 2021.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to March 31, 2022 and serves to illustrate the relative changes of these components.

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

On March 31, 2022, the Fund held a total of CBOT soybean futures contracts with a notional value of $64,247,713. The contracts had an asset fair value of $3,599,568. The weighting of the notional value of the contracts is as follows: (1) 35% to JUL22 CBOT contracts, (2) 30% to NOV22 CBOT contracts, and (3) 35% to NOV23 CBOT contracts.

	Year Ending	Year Ending	Year Ending
	March 31, 2022	March 31, 2021	December 31, 2021
Total Net Assets	$64,225,822	$91,194,256	$44,972,625
Shares Outstanding	2,400,004	4,225,004	1,975,004
Net Asset Value per share	$26.76	$21.58	$22.77
Closing Price	$26.71	$21.62	$22.75

Total net assets for the Fund decreased year over year by 30%, driven by a combination of a decrease in total shares outstanding of 1,825,000 shares or 43% and partially offset by an increase in the NAV per share of $5.18 or 24%. The net assets for the Fund increased by 43% when comparing March 31, 2022 to December 31, 2021. This change year over year, in the opinion of management, was due to investors liquidating shares purchased at depressed values in mid-2020, which appreciated in value due to record large soybean purchased by China as well as increased investments in commodities as an inflation hedge.

For the Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

	Three months Ended	Three months Ended
	March 31, 2022	March 31, 2021
Average daily total net assets	$55,039,910	$98,188,591
Net realized and unrealized gain on futures contracts	$7,967,418	$9,429,946
Interest income earned on cash and cash equivalents	$27,836	$47,436
Annualized interest yield based on average daily total net assets	0.05%	0.05%
Net Income	$7,696,885	$8,900,216
Weighted average share outstanding	2,128,060	4,755,560
Management Fees	$135,715	$242,109
Total gross fees and other expenses excluding management fees	$214,070	$397,634
Brokerage Commissions	$6,521	$3,477
Expenses waived by the Sponsor	$51,416	$62,577
Total gross expense ratio	2.58%	2.64%
Total expense ratio net of expenses waived by the Sponsor	2.20%	2.38%
Net investment loss	1.99%	2.18%
Creation of Shares	525,000	900,000
Redemption of Shares	100,000	125,000

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

The decrease in interest and other income year over year was due to lower net assets for the year, and was partially offset due to an increase in inflation from the second half of 2021 and strong economic activity and employment levels. As a result, the amount of interest income earned as a percentage of average daily total net assets was higher in the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The Fund seeks to earn interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper. These interest rate levels may be lower or higher than the projected interest rates stated in the prospectuses and thus will impact your breakeven point.

The decrease in management fee paid to the Sponsor for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was a result of lower average net assets. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets. Other than the management fee to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day to day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one year, or commitments regardless of the level of assets under management. The structure of the Fund and the nature of the expenses are such that as total net assets grow, there is a scalability of expenses that may allow the total expense ratio to be reduced. However, if total net assets for the Fund fall, the total expense ratio of the Fund will increase unless additional reductions are made by the Sponsor to the daily expense accruals. The Sponsor can elect to adjust the daily expense accruals at its discretion based on market conditions and other Fund considerations.

The decrease in total gross fees and other expenses excluding management fees for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was generally due to the decrease in average net assets in the period. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The increase in total brokerage commissions for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, was primarily due to an increase in contracts purchased, liquidated, and rolled.

For the three months ended March 31, 2022, the Fund issued 525,000 shares as part of creation baskets and purchased 100,000 shares as part of redemption baskets. Shares outstanding decreased by 1,825,000 shares or 43% for three months ended March 31, 2022 when compared to the same period in 2021. In total, the Fund issued 900,000 shares and purchased 125,000 shares for the three months ended March 31, 2021.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to March 31, 2022 and serves to illustrate the relative changes of these components.

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

On March 31, 2022, the Fund held a total of ICE sugar futures contracts with a notional value of $25,497,158. The contracts had an asset fair value of $1,906,462. The weighting of the notional value of the contracts is as follows: (1) 35% to the JUL22 ICE No 11 contracts, (2) 30% to the OCT22 ICE No 11 contracts, and (3) 35% to the MAR23 ICE No 11 contracts.

	Quarter Ending	Quarter Ending	Year Ending
	March 31, 2022	March 31, 2021	December 31, 2021
Total Net Assets	$25,491,461	$15,285,943	$22,834,664
Shares Outstanding	2,650,004	2,175,004	2,475,004
Net Asset Value per share	$9.62	$7.03	$9.23
Closing Price	$9.65	$7.03	$9.20

Total net assets for the Fund increased year over year by 67%, driven by a combination of an increase in total shares outstanding of 475,000 or 22% and an increase in the NAV per share of $2.59 or 37%. The net assets for the Fund increased by 12% when comparing March 31, 2022 to December 31, 2021. This change was, in the opinion of management, due to the low price of sugar and record world demand relative to recent years, which accelerated investor interest.

For the Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

	Three months Ended	Three months Ended
	March 31, 2022	March 31, 2021
Average daily total net assets	$22,145,831	$14,606,275
Net realized and unrealized gain on futures contracts	$977,903	$646,638
Interest income earned on cash and cash equivalents	$10,698	$6,388
Annualized interest yield based on average daily total net assets	0.05%	0.04%
Net Income	$867,427	$566,815
Weighted average share outstanding	2,421,393	2,034,171
Management Fees	$54,606	$36,015
Total gross fees and other expenses excluding management fees	$95,434	$76,686
Brokerage Commissions	$6,196	$3,477
Expenses waived by the Sponsor	$28,866	$26,490
Total gross expense ratio	2.75%	3.13%
Total expense ratio net of expenses waived by the Sponsor	2.22%	2.39%
Net investment loss	2.02%	2.21%
Creation of Shares	700,000	275,000
Redemption of Shares	525,000	-

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

The increase in interest and other income year over year was due to an increase in inflation from the second half of 2021 and strong economic activity and employment levels. As a result, the amount of interest income earned as a percentage of average daily total net assets was higher in the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The Fund seeks to earn interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper. These interest rate levels may be lower or higher than the projected interest rates stated in the prospectuses and thus will impact your breakeven point.

The increase in management fee paid to the Sponsor for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was a result of higher average net assets. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets. Other than the management fee to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day to day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one year, or commitments regardless of the level of assets under management. The structure of the Fund and the nature of the expenses are such that as total net assets grow, there is a scalability of expenses that may allow the total expense ratio to be reduced. However, if total net assets for the Fund fall, the total expense ratio of the Fund will increase unless additional reductions are made by the Sponsor to the daily expense accruals. The Sponsor can elect to adjust the daily expense accruals at its discretion based on market conditions and other Fund considerations.

The increase in total gross fees and other expenses excluding management fees for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was generally due to the increase in average net assets in the period. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The increase in total brokerage commissions for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, was primarily due to an increase in contracts purchased, liquidated, and rolled.

For the three months ended March 31, 2022, the Fund issued 700,000 shares as part of creation baskets and purchased 525,000 shares as part of redemption baskets. Shares outstanding increased by 475,000 shares or 22% for three months ended March 31, 2022 when compared to the same period in 2021. In total, the Fund issued 275,000 shares for the three months ended March 31, 2021.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to March 31, 2022 and serves to illustrate the relative changes of these components.

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

On March 31, 2022, the Fund held a total of CBOT wheat futures contracts with a notional value of $492,671,813. The contracts had a liability fair value of $33,791,659. The weighting of the notional value contracts is as follows: (1) 35% to JUL22 CBOT contracts, (2) 30% to SEP22 CBOT contracts, and (3) 35% to DEC22 CBOT contracts.

	Quarter Ending	Quarter Ending	Quarter Ending
	March 31, 2022	March 31, 2021	December 31, 2021
Total Net Assets	$492,639,237	$80,722,372	$75,621,587
Shares Outstanding	50,125,004	13,475,004	10,250,004
Net Asset Value per share	$9.83	$5.99	$7.38
Closing Price	$9.86	$6.01	$7.39

Total net assets for the Fund increased year over year by 510%, driven by a combination of an increase in total shares outstanding of 36,650,000 or 272% and an increase in the NAV per share of $3.84 or 64%. The net assets for the Fund increased by 551% when comparing March 31, 2022 to December 31, 2021. This change year over year, in the opinion of management, was due to elevated prices, influenced by relatively tight supplies in key exporting countries and the concerns over the conflict between Russia and Ukraine. Prices have been rising as the conflict is raising significant questions about the ability of Russia and Ukraine to continue exporting.

For the Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

	Three months ended	Three months ended
	March 31, 2022	March 31, 2021
Average daily total net assets	$177,295,819	$78,802,918
Net realized and unrealized gain (loss) on futures contracts	$1,155,205	$(2,136,225)
Interest income earned on cash and cash equivalents	$94,809	$35,181
Annualized interest yield based on average daily total net assets	0.05%	0.04%
Net Income (Loss)	$477,665	$(2,532,616)
Weighted average share outstanding	19,052,226	12,683,337
Management Fees	$437,168	$194,308
Total gross fees and other expenses excluding management fees	$421,037	$265,979
Brokerage Commissions	$81,151	$11,475
Expenses waived by the Sponsor	$85,856	$28,715
Total gross expense ratio	1.96%	2.37%
Total expense ratio net of expenses waived by the Sponsor	1.77%	2.22%
Net investment loss	1.55%	2.04%
Creation of Shares	51,025,000	2,800,000
Redemption of Shares	11,150,000	675,000

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

The increase in interest and other income year over year was due to an increase in inflation from the second half of 2021 and strong economic activity and employment levels. As a result, the amount of interest income earned as a percentage of average daily total net assets was higher in the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The Fund seeks to earn interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper. These interest rate levels may be lower or higher than the projected interest rates stated in the prospectuses and thus will impact your breakeven point.

The increase in management fee paid to the Sponsor for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was a result of higher average net assets. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets. Other than the management fee to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day to day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one year, or commitments regardless of the level of assets under management. The structure of the Fund and the nature of the expenses are such that as total net assets grow, there is a scalability of expenses that may allow the total expense ratio to be reduced. However, if total net assets for the Fund fall, the total expense ratio of the Fund will increase unless additional reductions are made by the Sponsor to the daily expense accruals. The Sponsor can elect to adjust the daily expense accruals at its discretion based on market conditions and other Fund considerations.

The increase in total gross fees and other expenses excluding management fees for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was generally due to an increase in expenses paid by the Sponsor. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The increase in total brokerage commissions for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, was primarily due to an increase in contracts purchased, liquidated, rolled and the increased fees from the FCM which has imposed capital by the new FCM and clearing broker.

For the three months ended March 31, 2022, the Fund issued 51,025,000 shares as part of creation baskets and purchased 11,150,000 shares as part of redemption baskets. Shares outstanding increased by 36,650,000 shares or 272% for three months ended March 31, 2022 when compared to the same period in 2021. In total, the Fund issued 2,800,000 shares and purchased 675,000 shares for the three months ended March 31, 2021.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to March 31, 2022 and serves to illustrate the relative changes of these components.

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

On March 31, 2022, the Fund held: 1) 278,273 shares of CORN with a fair value of $7,561,011; 2) 731,745 shares of WEAT with a fair value of $7,191,736; 3) 266,763 shares of SOYB with a fair value of $7,138,765; and 4) 760,450 shares of CANE with a fair value of $7,315,073. The weighting on March 31, 2022 was 26% to CORN, 25% to WEAT, 24% to SOYB and 25% to CANE.

	Quarter Ending	Quarter Ending	Quarter Ending
	March 31, 2022	March 31, 2021	December 31, 2021
Total Net Assets	$29,209,416	$5,045,045	$14,179,655
Shares Outstanding	900,002	225,002	525,002
Net Asset Value per share	$32.45	$22.42	$27.01
Closing Price	$32.52	$22.37	$26.94

Total net assets for the Fund increased year over year by 479%, driven by a combination of an increase in shares outstanding of 675,000 shares or 300% and an increase in the NAV per share of $10.03 or 45%. The net assets for the Fund increased by 106% when comparing March 31, 2022 to December 31, 2021. Effective August 2, 2012 through April 9, 2018, the Fund was at 50,002 shares outstanding which represents a minimum number of shares and there could be no further redemptions until additional shares were created.

For the Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

	Three months ended	Three months ended
	March 31, 2022	March 31, 2021
Average daily total net assets	$17,610,505	$3,730,705
Net realized and unrealized gain on securities	$2,478,008	$64,489
Interest income earned on cash equivalents	$18	$4
Annualized interest yield based on average daily total net assets	0.00%	0.00%
Net Income	$2,470,210	$62,562
Weighted average share outstanding	584,585	166,946
Total gross fees and other expenses	$62,819	$16,067
Brokerage Commissions	$-	$-
Expenses waived by the Sponsor	$55,003	$14,136
Total gross expense ratio	1.45%	1.75%
Total expense ratio net of expenses waived by the Sponsor	0.18%	0.21%
Net investment loss	0.18%	0.21%
Creation of Shares	587,500	175,000
Redemption of Shares	212,500	25,000

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

The increase in total gross fees and other expenses for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was generally due to the increase in average net assets in the period. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to March 31, 2022 and serves to illustrate the relative changes of these components.

Market Outlook

The Corn Market

Corn is currently the most widely produced livestock feed grain in the United States. The two largest demands of the United States’ corn crop are used in livestock feed and ethanol production. Corn is also processed into food and industrial products, including starch, sweeteners, corn oil, beverages and industrial alcohol. The United States Department of Agriculture (“USDA”) publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide corn production and consumption, and for other grains such as soybeans and wheat which can be used in some cases as a substitute for corn. These reports are available on the USDA’s website, www.usda.gov, at no charge. The outlook provided below is from the April 8, 2022 USDA report. However, as discussed immediately below, there have been significant geopolitical developments since the issuance of the February 8th USDA Report that may significantly alter assumptions and expectations and the potential for resulting volatility and losses.

As a general matter, the occurrence of a severe weather event, natural disaster, terrorist attack, geopolitical events, outbreak or public health emergency as declared by the World Health Organization, the continuation or expansion of war or other hostilities, or a prolonged government shutdown may have significant adverse effects on the Fund and its investments and alter current assumptions and expectations. For example, in late February 2022, Russia invaded Ukraine, significantly amplifying already existing geopolitical tensions among Russia and other countries in the region and in the west. The responses of countries and political bodies to Russia’s actions, the larger overarching tensions, and Ukraine’s military response and the potential for wider conflict may increase financial market volatility generally, have severe adverse effects on regional and global economic markets, and cause volatility in the price of corn, corn futures, and the share price of the Fund.

The price per bushel of corn in the United States is primarily a function of both U.S. and global production and demand. Long term impacts from sanctions, shipping disruptions, collateral war damage, and a potential expansion of the conflict between Russia and Ukraine could further disrupt the availability of corn supplies. Ukraine was the fifth largest global exporter of corn last season (accounting for approximately thirteen percent of total global corn exports) and prior to commencement of the Black Sea conflict was expected by the USDA to have become the third largest global exporter of corn this season. Ukraine was the largest global supplier of corn to China last year. Currently, the conflict has halted exports of Ukraine’s corn crop that was harvested last season. Now at question is the ability of farmers in both countries to plant this season’s corn crop in spring of 2022. As such, volatility, trading volumes, and prices in global corn markets have risen dramatically and are expected to continue indefinitely at extreme elevated levels. Given all of the above factors, the Sponsor has no ability to discern when current high levels of volatility will subside.

To place the impacts of the geopolitical events described above in context, the following table compares the percentage change in corn prices, the price of corn futures contracts, the price of the Fund’s shares, and the increased trading volume of corn futures in the twenty trading days prior to the date of the Russian invasion of Ukraine (January 27, 2022 to February 23, 2022), compared to the twenty trading days following (February 24, 2022 to March 23, 2022).

Recent geopolitical events have also impacted the level of “backwardation” experienced by the Fund. As illustrated by the table, the Russian invasion and related developments have placed upward pressure on the price of corn and corn futures contracts. As a result, near to expire contracts trade at a higher price than longer to expire contracts, a situation referred to as “backwardation.” Putting aside the impact of the overall movement in prices of corn and corn futures, the Benchmark Component Futures Contracts (the corn futures contracts that the Fund invests in to achieve its investment objective) would tend to rise as they approach expiration. This backwardation may benefit the Fund because it will sell more expensive contracts and buy less expensive contracts on an ongoing basis. The degree of backwardation is also shown in the following table.

Conversely, in the event of a corn futures market where near to expire contracts trade at a lower price than longer to expire contracts, a situation referred to as “contango,” then absent the impact of the overall movement in corn prices the value of the Benchmark Component Futures Contracts would tend to decline as they approach expiration. If the prices of corn and corn futures were to decline, for example, because of a resolution of the Russia-Ukraine conflict, the Fund would experience the negative impact of contango.

DATA POINT	JANUARY 27, 2022 TO FEBRUARY 23, 2022 (20 TRADING DAYS BEFORE THE RUSSIAN INVASION)	FEBRUARY 24, 2022 TO MARCH 23, 2022 (20 TRADING DAYS AFTER THE RUSSIAN INVASION)
Corn prices	Average SPOT Corn Price = $6.4170	Average SPOT Corn Price = $7.3895
Corn futures prices	Average Futures Price Across next 4 contracts (excluding SPOT month) = $6.1519	Average Futures Price Across next 4 contracts (excluding SPOT month) = $6.7683
Average volume of futures	Average Volume Across next 4 contracts (excluding SPOT month) = 59,695	Average Volume Across next 4 contracts (excluding SPOT month) = 75,493
Degree of backwardation / Roll Yield*	Average Daily Roll Yield to SPOT Across 7 Contracts Period Averaged = +6.55% (backwardation)	Average Daily Roll Yield to SPOT Across 7 Contracts Period Averaged = +15.44% (backwardation)
Fund share prices	Average Price = $23.1337	Average Price = $25.846
Average share volume	223,271	622,678

* Roll yield is a type of return in commodity futures investing that comes from “rolling” shorter-dated contracts for longer-dated contracts. It is driven by the difference in the price of shorter-dated, closer to maturity commodity contracts (in the table above the actual spot price of corn is used) and their longer-dated counterparts. Roll yields can either be positive or negative, depending on whether the market is in backwardation or contango, respectively.

The United States is the world’s leading producer and exporter of corn. For the Crop Year 2021-22, the United States Department of Agriculture (“USDA”) estimates that the U.S. will produce approximately 32% of all the corn globally, of which about 17% will be exported. For 2021-2022, based on the April 8, 2022 USDA reports, global consumption of 1,197 Million Metric Tons (MMT) is expected to be slightly lower than global production of 1,210 MMT. If the global demand for corn is not equal to global supply, this may have an impact on the price of corn. Besides the United States, other principal world corn exporters include Argentina, Brazil, Russia, South Africa and Ukraine. Major import nations include Mexico, Japan, the European Union (EU), South Korea, Egypt and parts of Southeast Asia. China’s production at 273 MMT is approximately 7% less than its domestic usage.

According to the USDA, global corn consumption has increased just over 608% from crop year 1960/1961 to 2021/2022 as demonstrated by the graph below and is projected to continue to grow in coming years. Consumption growth is the result of a combination of many factors including: 1) global population growth, which, according to the U.S. Census Department, is estimated to reach 9.7 billion by 2050; 2) a growing global middle class which is increasing the demand for protein and meat-based products globally and most significantly in developing countries; and 3) increased use of biofuels, including ethanol in the United States.

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

The price per bushel of corn in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to February 2022.

On April 8, 2022, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2021-22. The exhibit below provides a summary of historical and current information for United States corn production.

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

The Soybean Market

Global soybean production is concentrated in the U.S., Brazil, Argentina and China. The United States Department of Agriculture (“USDA”) has estimated that, for the Crop Year 2021-22, the United States will produce approximately 121 MMT of soybeans or approximately 34% of estimated world production, with Brazil production at 125 MMT. Argentina is projected to produce about 44 MMT. For 2021-22, based on the April 8, 2022 USDA report, global consumption of 362 MMT is estimated slightly higher than global production of 351 MMT. If the global demand for soybeans is not equal to global supply, this may have an impact on the price of soybeans. Global soybean consumption may fluctuate year over year due to any number of reasons which may include, but is not limited to, economic conditions, global health concerns, international trade policy. Soybeans are a staple commodity used pervasively across the globe so that any contractions in consumption may only be temporary as has historically been the case. The USDA publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide soybean production and consumption. These reports are available on the USDA’s website, www.usda.gov, at no charge. The outlook provided below is from the April 8, 2022 USDA report.

As a general matter, the occurrence of a severe weather event, natural disaster, terrorist attack, geopolitical events, outbreak, or public health emergency as declared by the World Health Organization, the continuation or expansion of war or other hostilities, or a prolonged government shutdown may have significant adverse effects on the Fund and its investments and alter current assumptions and expectations. For example, in late February 2022, Russia invaded Ukraine, significantly amplifying already existing geopolitical tensions among Russia and other countries in the region and in the west. The responses of countries and political bodies to Russia’s actions, the larger overarching tensions, and Ukraine’s military response and the potential for wider conflict may increase financial market volatility generally, have severe adverse effects on regional and global economic markets, and cause volatility in the price of agricultural products, including agricultural futures, and the share price of the Fund.

The price per bushel of soybeans in the United States is primarily a function of both U.S. and global production and demand. The price per bushel of soybeans is also affected by the price of corn; because corn and soybeans are planted on the same acres, farmers must choose which crop to plant each year. If corn prices rise enough to incentivize the planting of corn over soybeans, the supply and price of soybeans could be affected. Long term impacts from sanctions, shipping disruptions, collateral war damage, and a potential expansion of the conflict between Russia and Ukraine could further disrupt the availability of agricultural products and supplies. Ukraine was the fifth largest global exporter of corn last season (accounting for approximately thirteen percent of total global corn exports) and prior to commencement of the Black Sea conflict was expected by the USDA to have become the third largest global exporter of corn this season. Ukraine was the largest global supplier of corn to China last year. China is also the largest importer of soybeans in the world. Currently, the conflict has halted exports of Ukraine’s corn crop that was harvested last season. Now at question is the ability of farmers in Russia and China to plant this season’s corn crop in spring of 2022. As such, volatility, trading volumes, and prices in global corn and soybean markets have risen dramatically and are expected to continue indefinitely at extremely elevated levels. Given all of the above factors, the Sponsor has no ability to discern when current high levels of volatility will subside.

To place the impacts of the geopolitical events described above in context, the following table compares the percentage change in soybean prices, the price of soybean futures contracts, the price of the Fund’s shares, and the increased trading volume of soybean futures in the twenty trading days prior to the date of the Russian invasion of Ukraine (January 27, 2022 to February 23, 2022), compared to the twenty trading days following (February 24, 2022 to March 23, 2022).

Recent geopolitical events also impacted the level of “backwardation” experienced by the Fund. As illustrated by the table, the Russian invasion and related developments have placed upward pressure on the price of soybean and soybean futures contracts. As a result, near to expire contracts trade at a higher price than longer to expire contracts, a situation referred to as “backwardation.” Putting aside the impact of the overall movement in prices of soybean and soybean futures, the Benchmark Component Futures Contracts (the soybean futures contracts that the Fund invests in to achieve its investment objective) would tend to rise as they approach expiration. This backwardation may benefit the Fund because it will sell more expensive contracts and buy less expensive contracts on an ongoing basis. The degree of backwardation is also shown in the following table.

Conversely, in the event of a soybean futures market where near to expire contracts trade at a lower price than longer to expire contracts, a situation referred to as “contango,” then absent the impact of the overall movement in soybean prices the value of the Benchmark Component Futures Contracts would tend to decline as they approach expiration. If the prices of soybean and soybean futures were to decline, for example, because of a resolution of the Russia-Ukraine conflict, the Fund would experience the negative impact of contango.

DATA POINT	JANUARY 27, 2022 TO FEBRUARY 23, 2022 (20 TRADING DAYS BEFORE THE RUSSIAN INVASION)	FEBRUARY 24, 2022 TO MARCH 23, 2022 (20 TRADING DAYS AFTER THE RUSSIAN INVASION)
Soybean prices	Average SPOT Soybean Price = $15.6290	Average SPOT Soybean Price = $16.7648
Soybean futures prices	Average Futures Price Across next 4 contracts (excluding SPOT month) = $15.2850	Average Futures Price Across next 4 contracts (excluding SPOT month) = $15.89
Average volume of futures	Average Volume Across next 4 contracts (excluding SPOT month) = 32,288	Average Volume Across next 4 contracts (excluding SPOT month) = 32,104
Degree of backwardation / Roll Yield*	Average Daily Roll Yield to SPOT Across 7 Contracts Period Averaged = +7.36% (backwardation)	Average Daily Roll Yield to SPOT Across 7 Contracts Period Averaged = +14.76% (backwardation)
Fund share prices	Average Price = $25.9898	Average Price = $27.33475
Average share volume	86,080	144,935

* Roll yield is a type of return in commodity futures investing that comes from “rolling” shorter-dated contracts for longer-dated contracts. It is driven by the difference in the price of shorter-dated, closer to maturity commodity contracts (in the table above the actual spot price of soybean is used) and their longer-dated counterparts. Roll yields can either be positive or negative, depending on whether the market is in backwardation or contango, respectively.

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

The price per bushel of soybeans in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to February 2022.

On April 8, 2022, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2022-23. The exhibit below provides a summary of historical and current information for United States soybean production.

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

As a general matter, the occurrence of a severe weather event, natural disaster, terrorist attack, geopolitical events, outbreak or public health emergency as declared by the World Health Organization, the continuation or expansion of war or other hostilities, or a prolonged government shutdown may have significant adverse effects on the Fund and its investments and alter current assumptions and expectations. For example, in late February 2022, Russia invaded Ukraine, significantly amplifying already existing geopolitical tensions among Russia and other countries in the region and in the west. The responses of countries and political bodies to Russia’s actions, the larger overarching tensions, and Ukraine’s military response and the potential for wider conflict may increase financial market volatility generally, have severe adverse effects on regional and global economic markets, and cause volatility in the price of agricultural products, including agricultural futures, and the share price of the Fund.

The price per pound of sugar in the United States is primarily a function of both U.S. and global production and demand as well as expansive protectionist policies implemented by the US Government. Long term impacts from sanctions, shipping disruptions, collateral war damage, and a potential expansion of the conflict between Russia and Ukraine could further disrupt the availability of agricultural products and supplies. Russian production of sugar comes primarily from sugar beets, accounting for approximately three percent or less of total global sugar production. Ukraine’s sugar production is small and relatively inconsequential to global sugar markets. Currently, the conflict has dramatically reduced exports of Russian sugar. Now at question is the ability of farmers in both countries to plant this season’s sugar beet crop in 2022. Volatility, trading volumes, and prices in global sugar markets have risen dramatically and are expected to continue indefinitely at extreme elevated levels. Given all of the above factors, the Sponsor has no ability to discern when current high levels of volatility will subside.

To place the impacts of the geopolitical events described above in context, the following table compares the percentage change in sugar prices, the price of sugar futures contracts, the price of the Fund’s shares, and the increased trading volume of sugar futures in the twenty trading days prior to the date of the Russian invasion of Ukraine (January 27, 2022 to February 23, 2022), compared to the twenty trading days following (February 24, 2022 to March 23, 2022).

Recent geopolitical events have also impacted the level of “backwardation” experienced by the Fund. As illustrated by the table, the Russian invasion and related developments have placed upward pressure on the price of sugar and sugar futures contracts. As a result, near to expire contracts trade at a higher price than longer to expire contracts, a situation referred to as “backwardation.” Putting aside the impact of the overall movement in prices of sugar and sugar futures, the Benchmark Component Futures Contracts (the sugar futures contracts that the Fund invests in to achieve its investment objective) would tend to rise as they approach expiration. This backwardation may benefit the Fund because it will sell more expensive contracts and buy less expensive contracts on an ongoing basis. The degree of backwardation is also shown in the following table.

Conversely, in the event of a sugar futures market where near to expire contracts trade at a lower price than longer to expire contracts, a situation referred to as “contango,” then absent the impact of the overall movement in sugar prices the value of the Benchmark Component Futures Contracts would tend to decline as they approach expiration. If the prices of sugar and sugar futures were to decline, for example, because of a resolution of the Russia-Ukraine conflict, the Fund would experience the negative impact of contango.

DATA POINT	JANUARY 27, 2022 TO FEBRUARY 23, 2022 (20 TRADING DAYS BEFORE THE RUSSIAN INVASION)	FEBRUARY 24, 2022 TO MARCH 23, 2022 (20 TRADING DAYS AFTER THE RUSSIAN INVASION)
Sugar prices	Average SPOT Sugar Price = $0.182305	Average SPOT Sugar Price = $0.18863
Sugar futures prices	Average Futures Price Across next 4 contracts (excluding SPOT month) = $0.178154	Average Futures Price Across next 4 contracts (excluding SPOT month) = $0.186628
Average volume of futures	Average Volume Across next 4 contracts (excluding SPOT month) = 22,770	Average Volume Across next 4 contracts (excluding SPOT month) = 17,887
Degree of backwardation / Roll Yield*	Average Daily Roll Yield to SPOT Across 7 Contracts Period Averaged = +5.31% (backwardation)	Average Daily Roll Yield to SPOT Across 7 Contracts Period Averaged = +3.83% (backwardation)
Fund share prices	Average Price = $8.8918	Average Price = $9.3741
Average share volume	71,990	132,885

 * Roll yield is a type of return in commodity futures investing that comes from “rolling” shorter-dated contracts for longer-dated contracts. It is driven by the difference in the price of shorter-dated, closer to maturity commodity contracts (in the table above the actual spot price of sugar is used) and their longer-dated counterparts. Roll yields can either be positive or negative, depending on whether the market is in backwardation or contango, respectively.

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

The Wheat Market

Wheat is used to produce flour, the key ingredient for breads, pasta, crackers and many other food products, as well as several industrial products such as starches and adhesives. Wheat by-products are used in livestock feeds. Wheat is the principal food grain produced in the United States, and the United States’ output of wheat is typically exceeded only by that of China, the European Union, Russia, and India. The United States Department of Agriculture (“USDA”) estimates that for 2021-22, the principal global producers of wheat will be the EU, Russia, Ukraine, China, India, the United States, Australia and Canada. The U.S. generates approximately 6% of global production, with approximately 48% of that being exported. For 2021-22, based on the April 8, 2022 USDA report, global consumption of 791 MMT is estimated to be slightly higher than production of 779 MMT. If the global demand of wheat is not equal to global supply, this may have an impact on the price of wheat. Global wheat consumption may fluctuate year over year due to any number of reasons which may include, but is not limited to, economic conditions, global health concerns, international trade policy. Wheat is a staple commodity used pervasively across the globe so that any contractions in consumption may only be temporary as has historically been the case. The USDA publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide wheat production and consumption. These reports are available on the USDA’s website, www.usda.gov, at no charge. The outlook provided herein is from the April 8, 2022 USDA report. However, as discussed immediately below, there have been significant geopolitical developments since the issuance of the April 8th USDA Report that may significantly alter assumptions and expectations and the potential for resulting volatility and losses.

As a general matter, the occurrence of a severe weather event, natural disaster, terrorist attack, geopolitical events, outbreak, or public health emergency as declared by the World Health Organization, the continuation or expansion of war or other hostilities, or a prolonged government shutdown may have significant adverse effects on the Fund and its investments and alter current assumptions and expectations. For example, in late February 2022, Russia invaded Ukraine, significantly amplifying already existing geopolitical tensions among Russia and other countries in the region and in the west. The responses of countries and political bodies to Russia’s actions, the larger overarching tensions, and Ukraine’s military response and the potential for wider conflict may increase financial market volatility generally, have severe adverse effects on regional and global economic markets, and cause volatility in the price of wheat, wheat futures and the share price of the Fund.

The price per bushel of wheat in the United States is primarily a function of both U.S. and global wheat production and demand. Russia and Ukraine constitute the top export supply of wheat by volume (approximately 30 percent of total global wheat exports) to the world. The escalating conflict between the two countries, including but not limited to, sanctions, shipping disruptions, and collateral war damage could further disrupt the availability of wheat supplies. The conflict has halted exports of the wheat crop that was harvested last season and is currently in storage. If tensions continue, there is risk in the ability for farmers to harvest the current wheat crop which will come to maturity in early summer of 2022. As such, volatility, trading volumes, and prices in global wheat markets have risen dramatically and are expected to continue indefinitely at extreme elevated levels. Given all of the above factors, the Sponsor has no ability to discern when current high levels of volatility will subside.

To place the impacts of the geopolitical events described above in context, the following table compares the percentage change in wheat prices, the price of wheat futures contracts, the price of the Fund’s shares, and the increased trading volume of wheat futures in the twenty trading days prior to the date of the Russian invasion of Ukraine (January 27, 2022 to February 23, 2022), compared to the twenty trading days following (February 24, 2022 to March 23, 2022).

Recent geopolitical events have also impacted the level of “backwardation” experienced by the Fund. As illustrated by the table, the Russian invasion and related developments have placed upward pressure on the price of wheat and wheat futures contracts. As a result, near to expire contracts trade at a higher price than longer to expire contracts, a situation referred to as “backwardation.” Putting aside the impact of the overall movement in prices of wheat and wheat futures, the Benchmark Component Futures Contracts (the wheat futures contracts that the Fund invests in to achieve its investment objective) would tend to rise as they approach expiration. This backwardation may benefit the Fund because it will sell more expensive contracts and buy less expensive contracts on an ongoing basis. The degree of backwardation is also shown in the following table.

Conversely, in the event of a wheat futures market where near to expire contracts trade at a lower price than longer to expire contracts, a situation referred to as “contango,” then absent the impact of the overall movement in wheat prices the value of the Benchmark Component Futures Contracts would tend to decline as they approach expiration. If the prices of wheat and wheat futures were to decline, for example, because of a resolution of the Russia-Ukraine conflict, the Fund would experience the negative impact of contango.

DATA POINT	JANUARY 27, 2022 TO FEBRUARY 23, 2022 (20 TRADING DAYS BEFORE THE RUSSIAN INVASION)	FEBRUARY 24, 2022 TO MARCH 23, 2022 (20 TRADING DAYS AFTER THE RUSSIAN INVASION)
Wheat prices	Average SPOT Wheat Price = $7.8632	Average SPOT Wheat Price = $11.13713
Wheat futures prices	Average Futures Price Across next 4 contracts (excluding SPOT month) = $7.8971	Average Futures Price Across next 4 contracts (excluding SPOT month) = $10.25
Average volume of futures	Average Volume Across next 4 contracts (excluding SPOT month) = 19,409	Average Volume Across next 4 contracts (excluding SPOT month) = 34,279
Degree of backwardation / Roll Yield*	Average Daily Roll Yield to SPOT Across 7 Contracts Period Averaged = -0.23% (contango)	Average Daily Roll Yield to SPOT Across 7 Contracts Period Averaged = +26.56% (backwardation)
Fund share prices	Average Price = $7.5737	Average Price = $10.18
Average share volume	639,398	8,273,913

* Roll yield is a type of return in commodity futures investing that comes from “rolling” shorter-dated contracts for longer-dated contracts. It is driven by the difference in the price of shorter-dated, closer to maturity commodity contracts (in the table above the actual spot price of wheat is used) and their longer-dated counterparts. Roll yields can either be positive or negative, depending on whether the market is in backwardation or contango, respectively.

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

The price per bushel of wheat in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to February 2022.

On April 8, 2022, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2021-22. The exhibit below provides a summary of historical and current information for United States wheat production.

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

E D & F Man Capital Markets Inc. (“E D & F Man”) and StoneX Financial Inc. - FCM Division of INTL FCStone Financial Inc. (‘StoneX”) are the Funds’ FCMs and the clearing brokers to execute and clear the Funds’ futures and provide other brokerage-related services.

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

The Funds generate cash primarily from (i) the sale of Creation Baskets and (ii) interest earned on cash and cash equivalents. Generally, all of the net assets of the Funds are allocated to trading in Commodity Interests. Most of the assets of the Funds are held in cash and/or cash equivalents. The percentage that such assets bear to the total net assets will vary from period to period as the market values of the Commodity Interests change. Interest earned on interest-bearing assets of a Fund are paid to that Fund. During times of extreme market volatility and economic uncertainty, the Funds may experience a significant change in interest rates, and as such the Funds may experience a change in the breakeven point.

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

War and other geopolitical events in eastern Europe, including but not limited to Russia and Ukraine, may cause volatility in commodity prices including energy and grain prices, due to the region’s importance to these markets, potential impacts to global transportation and shipping, and other supply chain disruptions. These events are unpredictable and may lead to extended periods of price volatility.

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

The CFTC possesses exclusive jurisdiction to regulate the activities of commodity pool operators and commodity trading advisors with respect to “commodity interests,” such as futures, swaps, and options, and has adopted regulations with respect to the activities of those persons and/or entities. Under the Commodity Exchange Act (“CEA”), a registered commodity pool operator, such as the Sponsor, is required to make annual filings with the CFTC and the NFA describing its organization, capital structure, management and controlling persons. In addition, the CEA authorizes the CFTC to require and review books and records of, and documents prepared by, registered commodity pool operators. Pursuant to this authority, the CFTC requires commodity pool operators to keep accurate, current and orderly records for each pool that they operate. The CFTC may suspend the registration of a commodity pool operator (1) if the CFTC finds that the operator’s trading practices tend to disrupt orderly market conditions, (2) if any controlling person of the operator is subject to an order of the CFTC denying such person trading privileges on any exchange, and (3) in certain other circumstances. Suspension, restriction or termination of the Sponsor’s registration as a commodity pool operator would prevent it, until that registration were to be reinstated, from managing the Fund, and might result in the termination of the Fund if a successor sponsor is not elected pursuant to the Trust Agreement. Neither the Trust nor the Fund is required to be registered with the CFTC in any capacity.

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

Off Balance Sheet Financing

As of March 31, 2022, neither the Trust nor any of the Funds has any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Funds. While the exposure of each Fund under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial positions of each Fund.

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

During the period from January 1, 2021 through March 31, 2022 the average daily change in the NAV of each Fund was within plus/minus 10 percent of the average daily change in the Benchmark of each Fund, as stated in the applicable prospectus for each Fund.

Frequency Distribution of Premiums and Discounts: NAV versus the 4pm Bid/Ask Midpoint on the NYSE Arca.

CORN Bid / Ask Midpoint in Relation to NAV
Premium / Discount Range (Basis Points)	Number of Trading Days in the Quarter
	04/01 to 06/30/2021	07/01 to 09/30/2021	10/01 to 12/31/2021	1/01 to 3/31/2022
<-200	0	0	0	0
-100 to -199	0	0	0	0
-50 to -99	1	2	0	1
-1 to -49	36	38	43	28
0	2	1	1	2
1 to 49	24	23	20	29
50 to 99	0	0	0	2
100 to 199	0	0	0	0
>200	0	0	0	0
Total	64	64	64	62

The performance data above for the Teucrium Corn Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

SOYB Bid / Ask Midpoint in Relation to NAV
Premium / Discount Range (Basis Points)	Number of Trading Days in the Quarter
	04/01 to 06/30/2021	07/01 to 09/30/2021	10/01 to 12/31/2021	1/01 to 3/31/2022
<-200	0	0	0	0
-100 to -199	0	0	0	0
-50 to -99	0	0	0	0
-1 to -49	39	39	27	26
0	5	4	9	5
1 to 49	19	21	28	27
50 to 99	0	0	0	3
100 to 199	0	0	0	1
>200	0	0	0	0
Total	63	64	64	62

The performance data above for the Teucrium Soybean Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

CANE Bid / Ask Midpoint in Relation to NAV
Premium / Discount Range (Basis Points)	Number of Trading Days in the Quarter
	04/01 to 06/30/2021	07/01 to 09/30/2021	10/01 to 12/31/2021	1/01 to 3/31/2022
<-200	0	0	0	0
-100 to -199	0	0	0	0
-50 to -99	4	3	2	2
-1 to -49	29	31	41	23
0	3	0	1	1
1 to 49	26	29	18	29
50 to 99	1	1	2	7
100 to 199	0	0	0	0
>200	0	0	0	0
Total	63	64	64	62

The performance data above for the Teucrium Sugar Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

WEAT Bid / Ask Midpoint in Relation to NAV
Premium / Discount Range (Basis Points)	Number of Trading Days in the Quarter
	04/01 to 06/30/2021	07/01 to 09/30/2021	10/01 to 12/31/2021	1/01 to 3/31/2022
<-200	0	0	0	0
-100 to -199	0	0	0	0
-50 to -99	1	2	0	4
-1 to -49	34	43	30	28
0	3	1	1	0
1 to 49	25	18	32	21
50 to 99	0	0	1	4
100 to 199	0	0	0	2
>200	0	0	0	3
Total	63	64	64	62

The performance data above for the Teucrium Wheat Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

TAGS Bid / Ask Midpoint in Relation to NAV
Premium / Discount Range (Basis Points)	Number of Trading Days in the Quarter
	04/01 to 06/30/2021	07/01 to 09/30/2021	10/01 to 12/31/2021	1/01 to 3/31/2022
<-200	0	0	0	0
-100 to -199	0	0	0	0
-50 to -99	0	3	0	0
-1 to -49	26	39	25	18
0	2	3	2	4
1 to 49	33	19	33	33
50 to 99	2	0	3	3
100 to 199	0	0	1	2
>200	0	0	0	2
Total	63	64	64	62

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

The tables below present a quantitative analysis of hypothetical impact of price decreases and increases in each of the commodity futures contracts held by each of the Funds, or the Underlying Funds in the case of TAGS, on the actual holdings and NAV per share as of March 31, 2022. For purposes of this analysis, all futures contracts held by the Funds and the Underlying Funds are assumed to change by the same percentage. In addition, the cash held by the Funds and any management fees paid to the Sponsor are assumed to remain constant and not impact the NAV per share. There may be very slight and immaterial differences, due to rounding, in the tables presented below.

CORN:

SOYB:

CANE:

WEAT:

TAGS:

Margin is the minimum amount of funds that must be deposited by a commodity interest trader with the trader’s broker to initiate and maintain an open position in futures contracts. A margin deposit acts to assure the trader’s performance of the futures contracts purchased or sold. Futures contracts are customarily bought and sold on initial margin that represents a very small percentage of the aggregate purchase or sales price of the contract. Because of such low margin requirements, price fluctuations occurring in the futures markets may create profits and losses that, in relation to the amount invested, are greater than customary in other forms of investment or speculation. As discussed below, adverse price changes in the futures contract may result in margin requirements that greatly exceed the initial margin. In addition, the amount of margin required in connection with a particular futures contract is set from time to time by the exchange on which the contract is traded and may be modified from time to time by the exchange during the term of the contract. Brokerage firms, such as the Funds’ clearing brokers, carrying accounts for traders in commodity interest contracts generally require higher amounts of margin as a matter of policy to further protect themselves. . An FCM may impose a financial ceiling on initial margin that could change and become more or less restrictive on a Fund’s activities depending upon a variety of conditions beyond the Sponsor’s control. Over the counter trading generally involves the extension of credit between counterparties, so the counterparties may agree to require the posting of collateral by one or both parties to address credit exposure.

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

Ongoing or “maintenance” margin requirements are computed each day by a trader’s clearing broker. When the market value of a particular open futures contract changes to a point where the margin on deposit does not satisfy maintenance margin requirements, a margin call is made by the broker. If the margin call is not met within a reasonable time, the broker may close out the trader’s position. With respect to the Funds’ trading, the Funds (and not their shareholders personally) are subject to margin calls

Finally, many major U.S. exchanges have passed certain cross margining arrangements involving procedures pursuant to which the futures and options positions held in an account would, in the case of some accounts, be aggregated, and margin requirements would be assessed on a portfolio basis, measuring the total risk of the combined positions.

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

The Gilbertie complaint asserts claims for a declaration concerning the effects of the final order and judgment in an earlier books and records action; for a declaration concerning Mr. Riker’s allegation that Mr. Gilbertie had entered into an agreement to purchase Mr. Riker’s equity in the Sponsor; for an order compelling the return of property from Mr. Riker; for a declaration concerning Mr. Riker’s allegations that the Sponsor and certain of the plaintiffs had improperly removed him as an officer and caused purportedly false financial information to be published; for breach of Ms. Riker’s separation agreement with the Sponsor; for tortious interference by Mr. Riker with Ms. Riker’s separation agreement; for a declaration concerning the releases that had been provided to Ms. Riker through her separation agreement; for breach of the Sponsor’s Operating Agreement by Mr. Riker; and for breach of fiduciary duty by Mr. Riker. The claims for declaratory relief and for return of property have since been dismissed.

On June 28, 2021, Dale Riker, individually and derivatively on behalf of the Sponsor, filed a new suit in the Court of Chancery of the State of Delaware against the Sponsor’s officers and certain of the Sponsor’s Class A Members. See Dale Riker v. Salvatore Gilbertie et al., C.A. No. 2021-0561-LWW. (the “Riker case”). The Court ordered Mr. Riker’s newly filed Delaware action consolidated with the Gilbertie case. As a result, on September 7, 2021, Dale Riker and Barbara Riker filed their answers to the Gilbertie complaint, and the claims in the Riker case were re-filed as counterclaims in the Gilbertie case, along with claims by Barbara Riker, which accompanied the Rikers’ answers. The now-consolidated Gilbertie case and the Riker case is captioned Sal Gilbertie, Cory Mullen-Rusin, Steve Kahler, Carl Miller III, and Teucrium Trading LLC v. Dale Riker and Barbara Riker, C.A. No. 2020-1018-LWW.

Through their counterclaims, the Rikers asserted direct and derivative claims for breach of fiduciary duty, breach of contract, declaratory relief, specific performance, unjust enrichment, fraud, and conspiracy to commit fraud. The Sponsor and the individual plaintiffs/counterclaim-defendants moved to dismiss the Rikers’ claims.

On April 6, 2022, the Court announced its decision on the motion to dismiss in an oral ruling, which was subsequently implemented in a written order dated April 18, 2022. The Court dismissed all of the Rikers’ counterclaims, except for a portion of one count alleging breach of contract against Messrs. Gilbertie and Miller. All of the dismissals were with prejudice, with the exception of the dismissal of Mr. Riker’s claim against Mr. Gilbertie that sought specific performance of an alleged agreement for Mr. Gilbertie to purchase Mr. Riker’s equity in the Company. The Court dismissed that claim without prejudice. On April 25, 2022, Mr. Riker filed a motion for reconsideration of the Court’s dismissal of his derivative claims for breach of contract against Mr. Gilbertie and for unjust enrichment against Mr. Gilbertie, Mr. Miller, Mr. Kahler, and Ms. Mullen-Rusin, both of which concern the Company’s advancement of legal fees on behalf of those individuals.

Item 1A. Risk Factors

As previously disclosed in the prospectus for each Fund, the Sponsor has enhanced specific risk disclosure describing specific risks of current geopolitical events for the commodities markets, each Fund and their investments, position limit constraints, and the FCM placing position constraints due to market volatility. Other than this update, there are no other material changes to those previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed on March 16, 2022.

In late February 2022, Russia invaded Ukraine, significantly amplifying already existing geopolitical tensions among Russia and other countries in the region and in the west. The responses of countries and political bodies to Russia’s actions, the larger overarching tensions, and Ukraine’s military response and the potential for wider conflict may increase financial market volatility generally, have severe adverse effects on regional and global economic markets, and cause volatility in the price of agricultural products, including agricultural futures, and the share price of the Funds.

The Performance of Each Fund May Not Correlate with the Applicable Benchmark

There is no way to predict if or when investor demand might cause the Funds to approach position and/or accountability limits. The Underlying Funds have no intention of purchasing commodity interests on foreign exchanges. The Wheat Fund has not approached existing position limit levels of its Benchmark Component Futures Contracts which are traded on the CME with a 19,300 contract limit. Instead, the fund would file an 8-K and prospectus supplement to include the ability to purchase Kansas City Hard Red Winter Wheat futures or MGEX Hard Red Spring Wheat futures in the same contract size and in the same contract months as its existing Benchmark Component Futures Contract holdings. Position limits are 12,000 contracts on each of the exchanges in the aforementioned futures contracts. The Soybean Fund has not approached existing position limit levels of its Benchmark Component Futures Contracts which are traded on the CME with a 27,300 contract limit. The Sugar Fund has not approached existing position accountability levels of its Benchmark Component Futures Contracts which are traded on the Intercontinental Exchange (ICE) with a 15,000 contract limit. Instead, the fund would file an 8-K and prospectus supplement to include the ability to purchase NYSE Sugar futures in the same contract size and in the same contract months as its existing Benchmark Component Futures Contract holdings. Accountability levels are 9000 contracts on the NYMEX. The Corn Fund has not approached existing position limit levels of its Benchmark Component Futures Contracts which are traded on the CME with a 57,800 contract limit.

The Funds currently have two futures commission merchants through which they buy and sell futures contracts. The recent volatility in the commodity futures markets may lead one or both of the Funds' FCMs to impose risk mitigation procedures that could limit the Funds' investments in futures contracts beyond the accountability and position limits imposed by futures contract exchanges as discussed herein. One of the FCMs has imposed a financial ceiling on initial margin that could change and become more or less restrictive on the Funds' activities depending upon a variety of conditions beyond the Sponsor’s control. If the Funds' other current FCM were to impose position limits, or if any other FCM with which the Funds establish a relationship in the future were to impose position limits, the Funds' ability to meet its investment objective could be negatively impacted. The Funds continue to monitor and manage its existing relationships with each FCM and will continue to seek additional relationships with FCMs as needed.

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

A climate of uncertainty and panic, including the contagion of the COVID-19 virus and other infectious viruses or diseases, may adversely affect global, regional, and local economies and reduce the availability of potential investment opportunities, and increases the difficulty of performing due diligence and modeling market conditions, potentially reducing the accuracy of financial projections. Under these circumstances, the Funds may have difficulty achieving their investment objectives which may adversely impact performance. Further, such events can be highly disruptive to economies and markets, significantly disrupt the operations of individual companies (including, but not limited to, the Funds’ Sponsor and third party service providers), sectors, industries, markets, securities and commodity exchanges, currencies, interest and inflation rates, credit ratings, investor sentiment, and other factors affecting the value of the Funds’ investments. These factors could cause substantial market volatility, exchange trading suspensions and closures that could impact the ability of the Funds to complete redemptions and otherwise affect Fund performance and Fund trading in the secondary market. A widespread crisis may also affect the global economy in ways that cannot necessarily be foreseen at the current time. How long such events will last and whether they will continue or recur cannot be predicted. Impacts from these events could have significant impact on a Fund’s performance, resulting in losses to your investment. The future global economic impact may cause the underlying assumptions and expectations of the Funds to become outdated quickly or inaccurate, resulting in significant losses.

In late February 2022, Russia invaded Ukraine, significantly amplifying already existing geopolitical tensions among Russia and other countries in the region and in the west. The responses of countries and political bodies to Russia’s actions, the larger overarching tensions, and Ukraine’s military response and the potential for wider conflict may increase financial market volatility generally, have severe adverse effects on regional and global economic markets, and cause volatility in the price of agricultural products, including agricultural futures, and the share price of the Funds.

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

The ability of Authorized Participants to create or redeem shares may be suspended for several reasons, including but not limited to the Fund voluntarily imposing such restrictions. A suspension in the ability of Authorized Participants would have no impact on the Fund’s investment objective – the Fund would continue to seek to track its benchmark. However, with respect to the impact of a suspension on the price of Fund shares in the secondary market, investors may have to pay a higher price to buy shares and receive a lower price when they sell their shares. This “spread” may continue to widen the longer the suspension lasts.

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

While it is expected that the trading prices of the Shares will fluctuate in accordance with the changes in a Fund’s NAV, the prices of Shares may also be influenced by various market factors, including but not limited to, the number of shares of the Funds outstanding and the liquidity of the underlying Commodity Interests. There is no guarantee that the Shares will not trade at appreciable discounts from, and/or premiums to, the Fund’s NAV. This could cause the changes in the price of the Shares to substantially vary from the changes in the spot price of the underlying commodity, even if a Fund’s NAV were closely tracking movements in the spot price of that commodity. If this occurs, you may incur a partial or complete loss of your investment.

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

There is no way to predict if or when investor demand might cause the Funds to approach position and/or accountability limits. The Underlying Funds have no intention of purchasing commodity interests on foreign exchanges. The Wheat Fund has not approached existing position limit levels of its Benchmark Component Futures Contracts which are traded on the CME with a 19,300 contract limit. Instead, the fund would file an 8-K and prospectus supplement to include the ability to purchase Kansas City Hard Red Winter Wheat futures or MGEX Hard Red Spring Wheat futures in the same contract size and in the same contract months as its existing Benchmark Component Futures Contract holdings. Position limits are 12,000 contracts on each of the exchanges in the aforementioned futures contracts. The Soybean Fund has not approached existing position limit levels of its Benchmark Component Futures Contracts which are traded on the CME with a 27,300 contract limit. The Sugar Fund has not approached existing position accountability levels of its Benchmark Component Futures Contracts which are traded on the Intercontinental Exchange (ICE) with a 15,000 contract limit. Instead, the fund would file an 8-K and prospectus supplement to include the ability to purchase NYSE Sugar futures in the same contract size and in the same contract months as its existing Benchmark Component Futures Contract holdings. Accountability levels are 9000 contracts on the NYMEX. The Corn Fund has not approached existing position limit levels of its Benchmark Component Futures Contracts which are traded on the CME with a 57,800 contract limit.

The Funds currently have two futures commission merchants through which they buy and sell futures contracts. The recent volatility in the commodity futures markets may lead one or both of the Funds’ FCMs to impose risk mitigation procedures that could limit the Funds’ investments in futures contracts beyond the accountability and position limits imposed by futures contract exchanges as discussed herein. One of the FCMs has imposed a financial ceiling on initial margin that could change and become more or less restrictive on the Funds’ activities depending upon a variety of conditions beyond the Sponsor’s control. If the Funds’ other current FCM were to impose position limits, or if any other FCM with which the Funds’ establish a relationship in the future were to impose position limits, the Funds’ ability to meet its investment objective could be negatively impacted. The Funds’ continue to monitor and manage its existing relationships with each FCM and will continue to seek additional relationships with FCMs as needed.

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

The ability of Authorized Participants to create or redeem shares may be suspended for several reasons, including but not limited to the Fund voluntarily imposing such restrictions. A suspension in the ability of Authorized Participants would have no impact on the Fund’s investment objective – the Fund would continue to seek to track its benchmark. However, with respect to the impact of a suspension on the price of Fund shares in the secondary market, investors may have to pay a higher price to buy shares and receive a lower price when they sell their shares. This “spread” may continue to widen the longer the suspension lasts.

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

The ability of Authorized Participants to create or redeem shares may be suspended for several reasons, including but not limited to the Fund voluntarily imposing such restrictions. A suspension in the ability of Authorized Participants would have no impact on the Fund’s investment objective – the Fund would continue to seek to track its benchmark. However, with respect to the impact of a suspension on the price of Fund shares in the secondary market, investors may have to pay a higher price to buy shares and receive a lower price when they sell their shares. This “spread” may continue to widen the longer the suspension lasts.

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

There are Risks Associated with Trading in International Markets

A significant portion of the Futures Contracts entered into by the Funds are traded on United States exchanges including the CBOT. However, a portion of the Fund’s trades may take place on markets or exchanges outside the United States. Some non-U.S. markets present risks because they are not subject to the same degree of regulation as their U.S. counterparts. None of the CFTC, NFA, or any domestic exchange regulates activities of any foreign boards of trade or exchanges, including the execution, delivery and clearing of transactions, has the power to compel enforcement of the rules of a foreign board of trade or exchange or of any applicable non-U.S. laws. Similarly, the rights of market participants, such as the Funds, in the event of the insolvency or bankruptcy of a non-U.S. market or broker are also likely to be more limited than in the case of U.S. markets or brokers. As a result, in these markets, the Funds have less legal and regulatory protection than they do when trading domestically. Currently the Funds do not place trades on any markets or exchanges outside of the United States and do not anticipate doing so in the near future.

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

(b)

On July 31, 2010, for all Funds listed below except the Teucrium Agricultural Fund for which the contribution was made on April 1, 2011, the Sponsor made the following capital contributions and received the following shares for that contribution prior to each Fund’s commencement of operations; such shares were sold in private offerings exempt from registration under Section 4(2) of the Securities Act of 1933, as amended:

1.	a $100 capital contribution to the Teucrium Soybean Fund, another series of the Trust, in exchange for four shares of such fund;
2.	a $100 capital contribution to the Teucrium Sugar Fund, another series of the Trust, in exchange for four shares of such fund; and
3.	a $100 capital contribution to the Teucrium Wheat Fund, another series of the Trust, in exchange for four shares of such fund.
4.	a $100 capital contribution to the Teucrium Agricultural Fund, another series of the Trust, in exchange for two shares of such fund.

Teucrium Corn Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-162033	30,000,000	June 7, 2010
2	333-187463	-	April 30, 2013
3	333-210010	-	April 29, 2016
4	333-230626	-	April 29, 2019
5	333-237234	10,000,000	May 1, 2020
6	333-248546	20,000,000	October 2, 2020
7	333-263434	Indeterminate Number of Shares	April 7, 2022

From June 9, 2010 (the commencement of operations) through March 31, 2022, 40,525,000 Shares of the Fund were sold at an aggregate offering price of $876,563,597 The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund from June 9, 2010 (the commencement of operations) through March 31, 2022 in an amount equal to $1,148,170, resulting in net offering proceeds of $800,884,818. The offering proceeds were invested in corn futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Teucrium Soybean Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-167590	10,000,000	June 13, 2011
2	333-196210	-	June 30, 2014
3	333-217247	-	May 1, 2017
4	333-223940	5,000,000	April 30, 2018
5	333-241569	15,000,000	August 24, 2020
6		Indeterminate Number of Shares	April 7, 2022

From September 19, 2011 (the commencement of the offering) through March 31, 2022, 14,650,000 Shares of the Fund were sold at an aggregate offering price of $251,722,931. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through March 31, 2022 in an amount equal to $237,993, resulting in net offering proceeds of $237,184,536. The offering proceeds were invested in soybean futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Teucrium Sugar Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-167585	10,000,000	June 13, 2011
2	333-196211	-	June 30, 2014
3	333-217248	-	May 1, 2017
4	333-223941	5,000,000	April 30, 2018
5	333-248545	15,000,000	October 2, 2020
6	333-263438	Indeterminate Number of Shares	April 7, 2022

From September 19, 2011 (the commencement of the offering) through March 31, 2022, 9,250,00 Shares of the Fund were sold at an aggregate offering price of $80,942,334. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through March 31, 2022 in an amount equal to $95,038, resulting in net offering proceeds of $74,362,493. The offering proceeds were invested in sugar futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Teucrium Wheat Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-167591	10,000,000	June 13, 2011
2	333-196209	-	June 30, 2014
3	333-212481	25,050,000	July 15, 2016
4	333-230623	30,000,000	April 29, 2019
5	333-263293	Indeterminate Number of Shares	March 9, 2022

From September 19, 2011 (the commencement of the offering) through March 31, 2022, 81,475,000 Shares of the Fund were sold at an aggregate offering price of $764,618,157. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through March 31, 2022 in an amount equal to $411,930, resulting in net offering proceeds of $235,739,416. The offering proceeds were invested in wheat futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Teucrium Agricultural Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-173691	5,000,000	February 10, 2012
2	333-201953	-	April 30, 2015
3	333-223943	-	April 30, 2018
4	333-254650	-	April 30, 2021
5	333-263450	Indeterminate Number of Shares	April 7, 2022

From March 28, 2012 (the commencement of the offering) through March 31, 2022, 1,512,500 Shares of the Fund were sold at an aggregate offering price of $50,944,875. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through March 31, 2022 in an amount equal to $17,524, resulting in net offering proceeds of $31,973,449. The offering proceeds were invested in Shares of the Underlying Funds and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Issuer Purchases of CORN Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2022	200,000	$22.17	N/A	N/A
February 1 to February 28, 2022	-	$-	N/A	N/A
March 1 to March 31, 2022	175,000	$26.35	N/A	N/A
Total	375,000	$24.12

January 1 to March 31, 2022	375,000	$24.12	N/A	N/A

Issuer Purchases of CANE Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2022	300,000	$9.03	N/A	N/A
February 1 to February 28, 2022	225,000	$8.84	N/A	N/A
March 1 to March 31, 2022	-	$-	N/A	N/A
Total	525,000	$8.95

January 1 to March 31, 2022	525,000	$8.95	N/A	N/A

Issuer Purchases of WEAT Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2022	250,000	$7.28	N/A	N/A
February 1 to February 28, 2022	-	$-	N/A	N/A
March 1 to March 31, 2022	10,900,000	$10.10	N/A	N/A
Total	11,150,000	$10.04

January 1 to March 31, 2022	11,150,000	$10.04	N/A	N/A

Issuer Purchases of SOYB Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2022	-	$-	N/A	N/A
February 1 to February 28, 2022	-	$-	N/A	N/A
March 1 to March 31, 2022	100,000	$27.50	N/A	N/A
Total	100,000	$27.50

January 1 to March 31, 2022	100,000	$27.50	N/A	N/A

Issuer Purchases of TAGS Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2022	87,500	$26.77	N/A	N/A
February 1 to February 28, 2022	-	$-	N/A	N/A
March 1 to March 31, 2022	125,000	$32.43	N/A	N/A
Total	212,500	$30.10

January 1 to March 31, 2022	212,500	$30.10	N/A	N/A

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

Date: May 10, 2022

Teucrium Commodity Trust (Registrant)

By:	Teucrium Trading, LLC
its Sponsor

By:	/s/ Sal Gilbertie
Name:	Sal Gilbertie
Chief Executive Officer

Date: May 10, 2022

