Form 10-Q
period 2022-06-30
Teucrium Commodity Trust
filed 2022-08-09
CIK 1471824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2022.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Total Number of Outstanding Shares as of August 8, 2022
Teucrium Corn Fund	800,004
Teucrium Sugar Fund	3,175,004
Teucrium Soybean Fund	2,550,004
Teucrium Wheat Fund	38,300,004
Teucrium Agricultural Fund	1,562,502

TEUCRIUM COMMODITY TRUST

2

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

3

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Cash and cash equivalents	$798,786,448	$252,211,943
Interest receivable	356,181	16,982
Other assets	2,910	1,000
Capital shares receivable	4,994,520	-
Equity in trading accounts:
Commodity futures contracts	1,160,730	13,415,301
Due from broker	141,237,723	613,126
Total equity in trading accounts	142,398,453	14,028,427
Total assets	946,538,512	$266,258,352

Liabilities
Management fee payable to Sponsor	831,698	227,779
Other liabilities	176,040	129,453
Payable for shares redeemed	32,513,340	-
Equity in trading accounts:
Commodity futures contracts	116,276,337	735,475
Due to broker	-	888,877
Total equity in trading accounts	116,276,337	1,624,352
Total liabilities	149,797,415	1,981,584

Net Assets	$796,741,097	$264,276,768

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED SCHEDULE OF INVESTMENTS

June 30, 2022

(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X (cost: $196,247,508)	$196,247,508	24.63%	196,247,508
Goldman Sachs Financial Square Government Fund - Institutional Class (cost: $134,192,358)	134,192,358	16.84	134,192,358
Total money market funds (cost: $330,439,866)	$330,439,866	41.47%

			Principal Amount
Commercial Paper
Brookfield Infrastructure Holdings (Canada) Inc. 1.154% (cost: $12,481,063 due: 07/07/2022)	$12,497,592	1.57%	12,500,000
Brookfield Infrastructure Holdings (Canada) Inc. 1.336% (cost: $7,484,854 due: 07/26/2022)	7,493,073	0.94	7,500,000
Campbell Soup Company 2.125% (cost: $19,933,625 due: 08/17/2022)	19,944,909	2.50	20,000,000
Cigna Corporation 1.104% (cost: $12,983,714 due: 07/05/2022)	12,998,410	1.63	13,000,000
Cigna Corporation 1.003% (cost: $4,992,916 due: 07/06/2022)	4,999,306	0.63	5,000,000
CNH Industrial Capital LLC 1.708% (cost: $4,995,042 due: 07/18/2022)	4,995,986	0.63	5,000,000
Crown Castle International Corp. 1.417% (cost: $9,975,325 due: 07/14/2022)	9,994,908	1.25	10,000,000
Crown Castle International Corp. 1.427% (cost: $9,976,730 due: 07/15/2022)	9,994,478	1.25	10,000,000
Dollar General Corporation 1.922% (cost: $19,936,336 due: 08/29/2022)	19,937,398	2.50	20,000,000
E. I. du Pont de Nemours and Company 1.024% (cost: $7,480,875 due: 08/01/2022)	7,493,412	0.94	7,500,000
Enbridge (U.S.) Inc. 2.013% (cost: $4,986,946 due: 08/15/2022)	4,987,500	0.63	5,000,000
Entergy Corporation 1.256% (cost: $9,971,530 due: 08/03/2022)	9,988,542	1.25	10,000,000
Entergy Corporation 1.422% (cost: $9,967,374 due: 08/10/2022)	9,984,277	1.25	10,000,000
Equifax Inc. 1.054% (cost: $9,974,044 due: 07/19/2022)	9,994,750	1.25	10,000,000
Equifax Inc. 1.265% (cost: $4,989,326 due: 08/01/2022)	4,994,576	0.63	5,000,000
Equifax Inc. 1.357% (cost: $4,983,688 due: 08/22/2022)	4,990,250	0.63	5,000,000
FMC Corporation 1.709% (cost: $9,983,472 due: 07/15/2022)	9,993,389	1.25	10,000,000
FMC Corporation 2.011% (cost: $6,490,612 due: 07/18/2022)	6,493,861	0.82	6,500,000
Fortune Brands Home & Security, Inc. 2.275% (cost: $9,977,400 due: 08/05/2022)	9,978,028	1.25	10,000,000
General Motors Financial Company, Inc. 1.306% (cost: $4,983,750 due: 07/11/2022)	4,998,194	0.63	5,000,000
General Motors Financial Company, Inc. 1.558% (cost: $2,493,865 due: 08/04/2022)	2,496,340	0.31	2,500,000
General Motors Financial Company, Inc. 2.042% (cost: $7,484,775 due: 08/04/2022)	7,485,621	0.94	7,500,000
General Motors Financial Company, Inc. 1.669% (cost: $2,493,430 due: 08/05/2022)	2,495,966	0.31	2,500,000
Glencore Funding LLC 1.252% (cost: $19,962,602 due: 07/18/2022)	19,988,226	2.51	20,000,000
Harley-Davidson Financial Services, Inc. 1.467% (cost: $4,987,834 due: 07/18/2022)	4,996,554	0.63	5,000,000
Harley-Davidson Financial Services, Inc. 1.558% (cost: $2,491,820 due: 08/02/2022)	2,496,556	0.31	2,500,000
Hyundai Capital America, Inc. 2.014% (cost: $7,471,667 due: 09/06/2022)	7,472,083	0.94	7,500,000
ITT Inc. 1.820% (cost: $12,477,375 due: 08/05/2022)	12,478,004	1.57	12,500,000
Jabil Inc. 1.577% (cost: $9,984,736 due: 07/15/2022)	9,993,895	1.25	10,000,000
Jabil Inc. 1.668% (cost: $4,992,392 due: 07/18/2022)	4,996,080	0.63	5,000,000
Jabil Inc. 1.658% (cost: $4,890,568 due: 07/22/2022)	4,895,284	0.61	4,900,000
Stanley Black & Decker, Inc. 1.244% (cost: $19,938,100 due: 08/15/2022)	19,969,051	2.51	20,000,000
The Walt Disney Company 0.852% (cost: $9,986,543 due: 07/15/2022)	9,996,695	1.25	10,000,000
The Williams Companies, Inc. 1.810% (cost: $9,984,000 due: 07/29/2022)	9,986,000	1.25	10,000,000
V.F. Corporation 2.145% (cost: $12,439,411 due: 09/20/2022)	12,440,150	1.56	12,500,000
Verizon Communications Inc. 1.044% (cost: $9,974,876 due: 07/18/2022)	9,995,091	1.25	10,000,000
Viatris Inc. 2.163% (cost: $19,967,751 due: 07/14/2022)	19,984,472	2.51	20,000,000
Total commercial paper (cost: $348,570,367)	$348,918,907	43.77%
Total cash equivalents	$679,358,773	85.24%

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures NOV22 (360 contracts)	$1,149,852	0.14	$26,244,000

United States sugar futures contracts
ICE sugar futures MAY23 (477 contracts)	10,878	0.00	9,728,510
Total commodity futures contracts	$1,160,730	0.14%	$35,972,510

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT corn futures SEP22 (2,636 contracts)	$10,443,440	1.31%	$82,869,250
CBOT corn futures DEC22 (2,297 contracts)	1,377,677	0.17	71,178,288
CBOT corn futures DEC23 (2,900 contracts)	9,797,039	1.23	84,680,000

United States soybean futures contracts
CBOT soybean futures JAN23 (308 contacts)	378,191	0.05	22,518,650
CBOT soybean futures NOV23 (394 contacts)	69	0.00	26,329,050

United States sugar futures contracts
ICE sugar futures MAR23 (538 contracts)	214,191	0.03	11,310,051
ICE sugar futures MAR24 (562 contracts)	64,909	0.01	11,348,803

United States wheat futures contracts
CBOT wheat futures SEP22 (3,563 contracts)	39,003,567	4.90	157,484,600
CBOT wheat futures DEC22 (3,002 contracts)	26,515,339	3.33	135,165,050
CBOT wheat futures DEC23 (3,557 contracts)	28,481,915	3.57	157,886,338
Total commodity futures contracts	$116,276,337	14.60%	$760,770,080

Exchange-traded funds*			Shares
Teucrium Corn Fund	$11,326,035	1.42%	451,890
Teucrium Soybean Fund	12,346,054	1.55	456,126
Teucrium Sugar Fund	12,239,024	1.54	1,313,355
Teucrium Wheat Fund	11,499,915	1.44	1,273,058
Total exchange-traded funds (cost $47,998,682)	$47,411,028	5.95%

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

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain on commodity futures contracts	$26,913,430	$53,285,729	$88,611,840	$94,409,594
Net change in unrealized (depreciation) appreciation on commodity futures contracts	(112,660,860)	2,156,491	(127,795,433)	(10,908,805)
Interest income	1,779,555	150,609	1,999,541	317,178
Total (loss) income	(83,967,875)	55,592,829	(37,184,052)	83,817,967

Expenses
Management fees	2,448,692	937,661	3,454,462	1,800,719
Professional fees	399,674	330,066	809,527	708,673
Distribution and marketing fees	1,127,864	833,633	1,887,941	1,588,276
Custodian fees and expenses	97,970	79,596	129,490	181,240
Business permits and licenses fees	43,549	20,253	97,375	96,354
General and administrative expenses	151,954	145,755	210,115	204,693
Other expenses	5	-	5	-
Total expenses	4,269,708	2,346,964	6,588,915	4,579,955

Expenses waived by the Sponsor	(707,463)	(713,878)	(1,052,981)	(966,062)

Total expenses, net	3,562,245	1,633,086	5,535,934	3,613,893

Net (loss) income	$(87,530,120)	$53,959,743	$(42,719,986)	$80,204,074

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2022	June 30, 2021
Operations
Net (loss) income	$(42,719,986)	$80,204,074
Capital transactions
Issuance of Shares	1,131,712,866	116,881,776
Redemption of Shares	(521,991,479)	(143,488,391)
Net change in the cost of the Underlying Funds	(34,537,072)	(7,434,213)
Total capital transactions	575,184,315	(34,040,828)

Net change in net assets	532,464,329	46,163,246

Net assets, beginning of period	264,276,768	310,113,194

Net assets, end of period	$796,741,097	$356,276,440

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2022	June 30, 2021
Cash flows from operating activities:
Net (loss) income	$(42,719,986)	$80,204,074
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Net change in unrealized depreciation on commodity futures contracts	127,795,433	10,908,805
Changes in operating assets and liabilities:
Due from broker	(140,624,597)	(12,874,001)
Interest receivable	(339,199)	(4,009)
Other assets	(1,910)	(1,547)
Due to broker	(888,877)	(26,857,348)
Management fee payable to Sponsor	603,919	39,161
Payable for purchases of commercial paper	-	(9,995,298)
Other liabilities	46,587	(14,828)
Net cash (used in) provided by operating activities	(56,128,630)	41,405,009

Cash flows from financing activities:
Proceeds from sale of Shares	1,126,718,346	117,189,606
Redemption of Shares	(489,478,139)	(147,893,306)
Net change in cost of the Underlying Funds	(34,537,072)	(7,434,213)
Net cash provided by (used in) financing activities	602,703,135	(38,137,913)

Net change in cash and cash equivalents	546,574,505	3,267,096
Cash and cash equivalents beginning of period	252,211,943	309,378,295
Cash and cash equivalents end of period	$798,786,448	$312,645,391

The accompanying notes are an integral part of these financial statements.

NOTES TO COMBINED FINANCIAL STATEMENTS

June 30, 2022

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

Hashdex Bitcoin Futures ETF is a new series of the Teucrium Commodity Trust, and has not yet been declared effective by the SEC. On May 20, 2021, an initial registration statement for DEFI was filed with the Securities and Exchange Commission (“SEC”). As of June 30, 2022, the registration statement for DEFI had not yet been declared effective by the SEC. As of May 31, 2022, the Sponsor has contributed $100 to the Fund which is not included in the combined financial statements of the Trust.

Teucrium Trading, LLC is the sponsor (“Sponsor”) of the Trust. The Sponsor is a member of the National Futures Association (the “NFA”) and became a commodity pool operator (“CPO”) registered with the Commodity Futures Trading Commission (the “CFTC”) effective November 10, 2009. The Sponsor registered as a Commodity Trading Advisor (“CTA”) with the CFTC effective September 8, 2017.

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Trust’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three and six months ended June 30, 2022, are not necessarily indicative of the results to be expected for the full year ending December 31, 2022.

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

E D & F Man Capital Markets, Inc. (“E D & F Man”) and StoneX Financial Inc. (“StoneX”) serve as the Funds’ clearing brokers to execute and clear futures contracts and provide other brokerage-related services. E D & F Man and StoneX are each registered as futures commission merchants (“FCM”) with the U.S. CFTC and are members of the NFA. The clearing brokers are registered as a broker-dealers with the SEC and are each a member of FINRA. ED & F Man and StoneX are each clearing members of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar and Wheat Futures Contracts, E D & F Man is paid $11.00 per round turn. StoneX is paid $2.50 per round turn exclusive of pass-through fees for the exchange and the NFA. Additionally, if the monthly commissions paid by each Fund does not equal or exceed 20% return on the StoneX Capital Requirement at 9.6% of the Exchange Maintenance Margin, each Fund will pay a true up to meet that return at the end of each month. Prior to August 21, 2019, these expenses were recorded in brokerage commissions on the combined statements of operations. These expenses are recognized on a per-trade basis. The half-turn is recognized as an unrealized loss on the combined statements of operations for contracts that have been purchased since the change in recognition, and a full turn is recognized as a realized loss on the combined statements of operations when a contract is sold. A summary of these expenses is included below.

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

	Three months ended June 30, 2022	Three months ended June 30, 2021	Six months ended June 30, 2022	Six months ended June 30, 2021
Amount Recognized for Custody Services	$97,970	$79,596	$129,490	$181,240
Amount of Custody Services Waived	$27,908	$26,078	$28,101	$26,809

Amount Recognized for Distribution Services	$55,129	$43,666	$94,055	$91,315
Amount of Distribution Services Waived	$22,981	$17,997	$42,994	$24,201

Amount Recognized for Wilmington Trust	$-	$-	$-	$-
Amount of Wilmington Trust Waived	$-	$-	$-	$-

Amount Recognized for Thales	$103,062	$84,048	$158,124	$160,768
Amount of Thales Waived	$58,730	$41,175	$100,791	$41,678

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

Given the investment objective of TAGS as described in Note 1 above, TAGS will buy, sell, and hold, as part of its normal operations, shares of the four Underlying Funds. The Trust eliminates the shares of the other series of the Trust owned by TAGS from its combined statements of assets and liabilities. The Trust eliminates the net change in unrealized appreciation or depreciation on securities owned by TAGS from its combined statements of operations. The combined statements of changes in net assets and cash flows present a net presentation of the purchases and sales of the Underlying Funds by TAGS.

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

Brokerage Commissions

Beginning on August 21, 2019, the Sponsor began recognizing the expense for brokerage commissions for futures contract trades on a per-trade basis. Prior to the change, brokerage commissions on all open commodity futures contracts were accrued on the trade date and on a full-turn basis. The below table shows the amounts included on the combined statements of operations as total brokerage commissions paid inclusive of unrealized loss for the three and six months ended  June 30, 2022.

	CORN	SOYB	CANE	WEAT	TAGS	TRUST
Three Months Ended June 30, 2022	$102,336	$8,686	$20,341	$198,392	$-	$329,755
Three Months Ended June 30, 2021	$41,225	$6,543	$8,957	$11,048	$-	$67,773
Six Months Ended June 30, 2022	$133,575	$15,206	$26,536	$279,543	$-	$454,860
Six Months Ended June 30, 2021	$75,191	$21,735	$12,434	$22,523	$-	$131,883

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

The Funds are required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Funds file income tax returns in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2019 to 2021, the Funds remain subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Funds recording a tax liability that reduces net assets. Based on their analysis, the Funds have determined that they have not incurred any liability for unrecognized tax benefits as of June 30, 2022, and for the years ended December 31, 2021, 2020 and 2019. However, the Funds’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Funds recognize interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three and six months ended June 30, 2022 and 2021.

The Funds may be subject to potential examination by U.S. federal, U.S. state, or foreign jurisdictional authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions, and compliance with U.S. federal, U.S. state and foreign tax laws.

Creations and Redemptions

Authorized Purchasers may purchase Creation Baskets from each Fund. The amount of the proceeds required to purchase a Creation Basket will be equal to the NAV of the shares in the Creation Basket determined as of 4:00 p.m. (ET) time on the day the order to create the basket is received in good order.

Authorized Purchasers may redeem shares from each Fund only in blocks of shares called “Redemption Baskets.” The amount of the redemption proceeds for a Redemption Basket will be equal to the NAV of the shares in the Redemption Basket determined as of 4:00 p.m. (ET) on the day the order to redeem the basket is received in good order.

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

	June 30, 2022	December 31, 2021
Money Market Funds	$330,439,866	$32,968,833
Demand Deposit Savings Accounts	119,427,675	99,262,744
Commercial Paper	348,918,907	119,980,366
Total cash and cash equivalents as presented on the combined Statement of Assets and Liabilities	$798,786,448	$252,211,943

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

Sponsor Fee, Allocation of Expenses and Related Party Transactions

The Sponsor is responsible for investing the assets of the Funds in accordance with the objectives and policies of each Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Trust and the Funds. In addition, the Sponsor has elected not to outsource services directly attributable to the Trust and the Funds such as accounting, financial reporting, regulatory compliance, and trading activities, which the Sponsor performs itself. In addition, the Funds, except for TAGS which has no such fee, are contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum.

The Funds pay for all brokerage fees, taxes, and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, FINRA or any other regulatory agency in connection with the offer and sale of subsequent Shares, after its initial registration, and all legal, accounting, printing and other expenses associated therewith. The Funds also pay the fees and expenses associated with the Trust’s tax accounting and reporting requirements. Certain aggregate expenses common to all Funds within the Trust are allocated by the Sponsor to the respective Fund based on activity drivers deemed most appropriate by the Sponsor for such expenses, including but not limited to relative assets under management and creation order activity. These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the combined statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Trust and the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Trust and the Funds. Such expenses are primarily included as distribution and marketing fees in the financial statements of each Fund.

	Three months ended June 30, 2022	Three months ended June 30, 2021	Six months ended June 30, 2022	Six months ended June 30, 2021
Recognized Related Party Transactions	$871,921	$657,508	$1,417,630	$1,183,727
Waived Related Party Transactions	$358,002	$331,101	$479,081	$450,842

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

	CORN	SOYB	CANE	WEAT	TAGS	TRUST
Three months ended June 30, 2022	$221,478	$38,146	$49,371	$339,308	$59,160	$707,463
Three months ended June 30, 2021	$321,515	$243,419	$31,549	$95,936	$21,459	$713,878
Six months ended June 30, 2022	$345,855	$89,562	$78,237	$425,164	$114,163	$1,052,981
Six months ended June 30, 2021	$441,781	$305,996	$58,039	$124,651	$35,595	$966,062

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

On June 30, 2022 and December 31, 2021, in the opinion of the Trust, the reported value at the close of the market for each commodity contract fairly reflected the value of the futures and no alternative valuations were required.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-03, related to fair value measurement (Topic 820) of equity securities subject to contractual sale restrictions. Under the clarified guidance, contractual restrictions on the sale of an equity security are not considered part of the unit of account of the equity security and, therefore, are not considered in measuring fair value, however they do require disclosures. The amendment was early adopted for the quarter ended June 30, 2022; the early adoption did not have a material impact on the financial statements and disclosures of the Trust or the Funds.

The FASB issued ASU 2021-05: “Leases (Topic 842).” Under the amended guidance, a lessor should classify and account for a lease with variable lease payments that don’t depend on an index or a rate as an operating lease if the lease would’ve been classified as a sales-type lease or a direct financing lease in accordance with the lease classification guidance in Topic 842 and the lessor would’ve otherwise recognized a day-one loss. The amendment was adopted early for the quarter ended September 30, 2021; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Funds.

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

Note 4 – Fair Value Measurements

The Trust’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Trust’s significant accounting policies in Note 3. The following table presents information about the Trust’s assets and liabilities measured at fair value as of June 30, 2022 and December 31, 2021:

Assets:	Level 1	Level 2	Level 3	Balance as of June 30, 2022
Cash Equivalents	$679,358,773	$-	$-	$679,358,773
Commodity Futures Contracts
Soybean futures contracts	1,149,852	-	-	1,149,852
Sugar futures contracts	10,878	-	-	10,878
Total	$680,519,503	$-	$-	$680,519,503

Liabilities	Level 1	Level 2	Level 3	Balance as of June 30, 2022
Commodity Futures Contracts
Corn futures contracts	$21,618,156	$-	$-	$21,618,156
Soybean futures contracts	378,260	-	-	378,260
Sugar futures contracts	279,100	-	-	279,100
Wheat futures contracts	94,000,821	-	-	94,000,821
Total	$116,276,337	$-	$-	$116,276,337

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2021
Cash Equivalents	$152,949,199	$-	$-	$152,949,199
Commodity Futures Contracts
Corn futures contracts	5,936,552	-	-	5,936,552
Soybean futures contracts	2,684,851	-	-	2,684,851
Sugar futures contracts	1,079,226	-	-	1,079,226
Wheat futures contracts	3,714,672	-	-	3,714,672
Total	$166,364,500	$-	$-	$166,364,500

Liabilities	Level 1	Level 2	Level 3	Balance as of December 31, 2021
Commodity Futures Contracts
Sugar futures contracts	$80,506	$-	$-	$80,506
Wheat futures contracts	654,969	-	-	654,969
Total	$735,475	$-	$-	$735,475

For the three and six months ended June 30, 2022 and year ended December 31, 2021, the Funds did not have any significant transfers between any of the levels of the fair value hierarchy. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Funds utilize derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Funds’ derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Funds are also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the three and six months ended June 30, 2022 and year ended December 31, 2021, the Funds invested only in commodity futures contracts specifically related to each Fund.

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

The following table also identifies the fair value amounts of derivative instruments included in the combined statements of assets and liabilities as derivative contracts, categorized by primary underlying risk, and held by the FCMs, E D & F Man and StoneX as of June 30, 2022, and December 31, 2021.

*The amount of collateral presented in Collateral, Due from Broker, is limited to the liability for the futures contracts and accordingly does not include the excess collateral pledged.

Offsetting of Financial Assets and Derivative Assets as of June 30, 2022

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the combined Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the combined Statement of Assets and Liabilities	Net Amount Presented in the combined Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Soybean futures contracts	$1,149,852	$-	$1,149,852	$378,260	$-	$771,592
Sugar futures contracts	$10,878	$-	$10,878	$10,878	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of June 30, 2022

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the combined Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the combined Statement of Assets and Liabilities	Net Amount Presented in the combined Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity Price
Corn futures contracts	$21,618,156	$-	$21,618,156	$-	$21,618,156	$-
Soybean futures contracts	$378,260	$-	$378,260	$378,260	$-	$-
Sugar futures contracts	$279,100	$-	$279,100	$10,878	$268,222	$-
Wheat futures contracts	$94,000,821	$-	$94,000,821	$-	$94,000,821	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2021

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the combined Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the combined Statement of Assets and Liabilities	Net Amount Presented in the combined Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Corn futures contracts	$5,936,552	$-	$5,936,552	$-	$-	$5,936,552
Soybean futures contracts	$2,684,851	$-	$2,684,851	$-	$675,169	$2,009,682
Sugar futures contracts	$1,079,226	$-	$1,079,226	$80,506	$-	$998,720
Wheat futures contracts	$3,714,672	$-	$3,714,672	$654,969	$213,708	$2,845,995

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2021

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the combined Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the combined Statement of Assets and Liabilities	Net Amount Presented in the combined Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity Price
Sugar futures contracts	$80,506	$-	$80,506	$80,506	$-	$-
Wheat futures contracts	$654,969	$-	$654,969	$654,969	$-	$-

The following is a summary of realized and unrealized gains (losses) of the derivative instruments utilized by the Trust:

Three months ended June 30, 2022

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$22,454,084	$(47,449,038)
Soybean futures contracts	2,645,146	(2,827,976)
Sugar futures contracts	401,262	(2,174,684)
Wheat futures contracts	1,412,938	(60,209,162)
Total commodity futures contracts	$26,913,430	$(112,660,860)

Three months ended June 30, 2021

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized (Depreciation) Appreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$36,449,652	$(2,942,665)
Soybean futures contracts	7,663,258	684,574
Sugar futures contracts	2,012,151	1,163,959
Wheat futures contracts	7,160,668	3,250,623
Total commodity futures contracts	$53,285,729	$2,156,491

Six months ended June 30, 2022

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$39,023,065	$(27,554,708)
Soybean futures contracts	9,697,847	(1,913,259)
Sugar futures contracts	471,423	(1,266,942)
Wheat futures contracts	39,419,505	(97,060,524)
Total commodity futures contracts	$88,611,840	$(127,795,433)

Six months ended June 30, 2021

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized (Depreciation) Appreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$55,246,132	$(1,620,934)
Soybean futures contracts	25,817,715	(8,039,938)
Sugar futures contracts	3,265,631	557,117
Wheat futures contracts	10,080,116	(1,805,050)
Total commodity futures contracts	$94,409,594	$(10,908,805)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for the futures contracts held was $902.8 million and $690.9 million respectively for the three and six months ended June 30, 2022 and $376.9 million and $365.7 million for the three and six months ended June 30, 2021, respectively.

Note 6 - Organizational and Offering Costs

Expenses incurred in organizing of the Trust and the initial offering of the shares of the Funds, including applicable SEC registration fees, were borne directly by the Sponsor for the Funds, and will be borne directly by the Sponsor for any series of the Trust which is not yet operating or will be issued in the future. The Trust will not be obligated to reimburse the Sponsor.

Note 7 – Detail of the net assets and shares outstanding of the Funds that are a series of the Trust

The following are the net assets and shares outstanding of each Fund that is a series of the Trust and, thus, in total, comprise the combined net assets of the Trust:

June 30, 2022

	Outstanding Shares	Net Assets
Teucrium Corn Fund	9,525,004	$238,731,929
Teucrium Soybean Fund	2,775,004	75,109,727
Teucrium Sugar Fund	3,475,004	32,383,073
Teucrium Wheat Fund	49,875,004	450,519,572
Teucrium Agricultural Fund:
Net assets including the investment in the Underlying Funds	1,525,002	47,407,824
Less: Investment in the Underlying Funds		(47,411,028)
Net for the Fund in the combined net assets of the Trust		(3,204)
Total		$796,741,097

December 31, 2021

	Outstanding Shares	Net Assets
Teucrium Corn Fund	5,600,004	$120,846,256
Teucrium Soybean Fund	1,975,004	44,972,625
Teucrium Sugar Fund	2,475,004	22,834,664
Teucrium Wheat Fund	10,250,004	75,621,587
Teucrium Agricultural Fund:
Net assets including the investment in the Underlying Funds	525,002	14,179,655
Less: Investment in the Underlying Funds		(14,178,019)
Net for the Fund in the combined net assets of the Trust		1,636
Total		$264,276,768

The detailed information for the subscriptions and redemptions, and other financial information for each Fund that is a series of the Trust are included in the accompanying financial statements of each Fund.

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended June 30, 2022 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Trust and Funds other than those noted below:

Trust: Nothing to report.

CORN: Nothing to report.

SOYB: Nothing to report.

CANE: Nothing to report.

WEAT: The total net assets of the Fund decreased by $136,559,069, or 30%, for the period June 30, 2022 to August 8, 2022. This was driven by a 9% decrease in the NAV per share and a 23% decrease in the shares outstanding.

TAGS: Nothing to report.

TEUCRIUM CORN FUND

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Cash and cash equivalents	$230,750,368	$115,012,740
Interest receivable	101,502	8,614
Capital shares receivable	2,626,970	-
Equity in trading accounts:
Commodity futures contracts	-	5,936,552
Due from broker	27,178,968	77,143
Total equity in trading accounts	27,178,968	6,013,695
Total assets	260,657,808	121,035,049

Liabilities
Management fee payable to Sponsor	238,120	104,087
Other liabilities	69,603	84,706
Equity in trading accounts:
Commodity futures contracts	21,618,156	-
Total liabilities	21,925,879	188,793

Net assets	$238,731,929	$120,846,256

Shares outstanding	9,525,004	5,600,004

Shares Authorized	*	22,425,000

Net asset value per share	$25.06	$21.58

Market value per share	$25.16	$21.54

* On April 7, 2022, the Teucrium Corn Fund registered an indeterminate number of shares of the Fund pursuant to Rule 456(d) under the Securities Act of 1933.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

SCHEDULE OF INVESTMENTS

June 30, 2022

(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X (cost: $36,727,802)	$36,727,802	15.39%	36,727,802
Goldman Sachs Financial Square Government Fund - Institutional Class (cost: $23,976,163)	23,976,163	10.04	23,976,163
Total money market funds (cost: $60,703,965)	$60,703,965	25.43%

			Principal Amount
Commercial Paper
Brookfield Infrastructure Holdings (Canada) Inc. 1.154% (cost: $2,495,848 due 07/07/2022)	$2,499,521	1.05%	2,500,000
Brookfield Infrastructure Holdings (Canada) Inc. 1.336% (cost: $2,494,921 due 07/26/2022)	2,497,691	1.04	2,500,000
Campbell Soup Company 2.125% (cost: $7,475,091 due 08/17/2022)	7,479,341	3.13	7,500,000
Cigna Corporation 1.104% (cost: $7,490,604 due 07/05/2022)	7,499,083	3.14	7,500,000
Cigna Corporation 1.003% (cost: $2,496,458 due 07/06/2022)	2,499,653	1.05	2,500,000
Crown Castle International Corp. 1.417% (cost: $2,493,831 due 07/14/2022)	2,498,727	1.05	2,500,000
Crown Castle International Corp. 1.427% (cost: $4,988,365 due 07/15/2022)	4,997,239	2.09	5,000,000
Dollar General Corporation 1.922% (cost: $7,476,126 due 08/29/2022)	7,476,524	3.13	7,500,000
E. I. du Pont de Nemours and Company 1.024% (cost: $2,493,625 due 08/01/2022)	2,497,804	1.05	2,500,000
Enbridge (U.S.) Inc. 2.013% (cost: $2,493,473 due 08/15/2022)	2,493,750	1.03	2,500,000
Entergy Corporation 1.256% (cost: $4,985,765 due 08/03/2022)	4,994,271	2.09	5,000,000
Equifax Inc. 1.054% (cost: $4,987,022 due 07/19/2022)	4,997,375	2.09	5,000,000
Equifax Inc. 1.265% (cost: $2,494,663 due 08/01/2022)	2,497,288	1.05	2,500,000
FMC Corporation 1.709% (cost: $2,495,868 due 07/15/2022)	2,498,347	1.05	2,500,000
General Motors Financial Company, Inc. 2.042% (cost: $2,494,925 due 08/04/2022)	2,495,207	1.05	2,500,000
General Motors Financial Company, Inc. 1.669% (cost: $2,493,430 due 08/05/2022)	2,495,966	1.05	2,500,000
Glencore Funding LLC 1.252% (cost: $9,981,301 due 07/18/2022)	9,994,113	4.19	10,000,000
Harley-Davidson Financial Services, Inc. 1.467% (cost: $2,493,917 due 07/18/2022)	2,498,277	1.05	2,500,000
Hyundai Capital America, Inc. 2.014% (cost: $2,490,556 due 09/06/2022)	2,490,694	1.04	2,500,000
ITT Inc. 1.820% (cost: $2,495,475 due 08/05/2022)	2,495,601	1.04	2,500,000
Jabil Inc. 1.577% (cost: $2,496,184 due 07/15/2022)	2,498,474	1.05	2,500,000
Jabil Inc. 1.668% (cost: $2,496,196 due 07/18/2022)	2,498,040	1.05	2,500,000
Stanley Black & Decker, Inc. 1.244% (cost: $9,969,050 due 08/15/2022)	9,984,525	4.18	10,000,000
The Walt Disney Company 0.852% (cost: $2,496,636 due 07/15/2022)	2,499,174	1.05	2,500,000
The Williams Companies, Inc. 1.810% (cost: $2,496,000 due 07/29/2022)	2,496,500	1.05	2,500,000
V.F. Corporation 2.145% (cost: $4,975,764 due 09/20/2022)	4,976,060	2.08	5,000,000
Verizon Communications Inc. 1.044% (cost: $7,481,157 due 07/18/2022)	7,496,318	3.14	7,500,000
Viatris Inc. 2.163% (cost: $2,495,969 due 07/14/2022)	2,498,059	1.05	2,500,000
Total commercial paper (cost: $114,718,220)	$114,843,622	48.11%
Total cash equivalents	$175,547,587	73.54%

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT corn futures SEP22 (2,636 contracts)	$10,443,440	4.38%	$82,869,250
CBOT corn futures DEC22 (2,297 contracts)	1,377,677	0.58	71,178,288
CBOT corn futures DEC23 (2,900 contracts)	9,797,039	4.10	84,680,000
Total commodity futures contracts	$21,618,156	9.06%	$238,727,538

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

TEUCRIUM CORN FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain on commodity futures contracts	$22,454,084	$36,449,652	$39,023,065	$55,246,132
Net change in unrealized depreciation on commodity futures contracts	(47,449,038)	(2,942,665)	(27,554,708)	(1,620,934)
Interest income	531,679	73,380	618,304	150,938
Total (loss) income	(24,463,275)	33,580,367	12,086,661	53,776,136

Expenses
Management fees	724,521	454,901	1,102,802	845,526
Professional fees	117,588	159,044	282,087	330,824
Distribution and marketing fees	331,091	396,619	626,686	747,224
Custodian fees and expenses	18,490	37,780	35,004	84,187
Business permits and licenses fees	4,864	7,600	20,858	24,274
General and administrative expenses	58,709	60,845	86,184	88,946
Total expenses	1,255,263	1,116,789	2,153,621	2,120,981

Expenses waived by the Sponsor	(221,478)	(321,515)	(345,855)	(441,781)

Total expenses, net	1,033,785	795,274	1,807,766	1,679,200

Net (loss) income	$(25,497,060)	$32,785,093	$10,278,895	$52,096,936

Net (loss) income per share	$(2.11)	$3.83	$3.48	$5.90
Net (loss) income per weighted average share	$(2.51)	$3.61	$1.24	$5.62
Weighted average shares outstanding	10,146,433	9,091,488	8,266,993	9,265,335

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2022	June 30, 2021
Operations
Net income	$10,278,895	$52,096,936
Capital transactions
Issuance of Shares	178,584,808	62,460,815
Redemption of Shares	(70,978,030)	(75,416,013)
Total capital transactions	107,606,778	(12,955,198)
Net change in net assets	117,885,673	39,141,738

Net assets, beginning of period	$120,846,256	$138,289,537

Net assets, end of period	$238,731,929	$177,431,275

Net asset value per share at beginning of period	$21.58	$15.54

Net asset value per share at end of period	$25.06	$21.44

Creation of Shares	6,550,000	3,400,000
Redemption of Shares	2,625,000	4,025,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2022	June 30, 2021
Cash flows from operating activities:
Net income	$10,278,895	$52,096,936
Adjustments to reconcile net income to net cash provided by operating activities:
Net change in unrealized depreciation on commodity futures contracts	27,554,708	1,620,934
Changes in operating assets and liabilities:
Due from broker	(27,101,825)	(6,429,007)
Interest receivable	(92,888)	(3,059)
Other assets	-	(1,153)
Due to broker	-	(12,973,828)
Management fee payable to Sponsor	134,033	30,356
Payable for purchases of commercial paper	-	(4,997,847)
Other liabilities	(15,103)	(4,777)
Net cash provided by operating activities	10,757,820	29,338,555

Cash flows from financing activities:
Proceeds from sale of Shares	175,957,838	62,460,815
Redemption of Shares	(70,978,030)	(77,358,288)
Net cash provided by (used in) financing activities	104,979,808	(14,897,473)

Net change in cash and cash equivalents	115,737,628	14,441,082
Cash and cash equivalents, beginning of period	115,012,740	138,181,061
Cash and cash equivalents, end of period	$230,750,368	$152,622,143

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

June 30, 2022

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022.

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

E D & F Man Capital Markets, Inc. (“E D & F Man”) and StoneX Financial Inc (“StoneX”) serve as the Funds’ clearing brokers to execute and clear futures contracts and provide other brokerage-related services. E D & F Man and StoneX are each registered as futures commission merchants (“FCM”) with the U.S. CFTC and are members of the NFA. The clearing brokers are registered as a broker-dealers with the SEC and are each a member of FINRA. ED & F Man and StoneX are each clearing members of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar and Wheat Futures Contracts, E D & F Man is paid $11.00 per round turn. StoneX is paid $2.50 per round turn exclusive of pass-through fees for the exchange and the NFA. Additionally, if the monthly commissions paid by each Fund does not equal or exceed 20% return on the StoneX Capital Requirement at 9.6% of the Exchange Maintenance Margin, each Fund will pay a true up to meet that return at the end of each month. These expenses are recognized on a per-trade basis. The half-turn is recognized as an unrealized loss on the statements of operations for contracts that have been purchased since the change in recognition, and a full turn is recognized as a realized loss on the statements of operations when a contract is sold. A summary of these expenses is included below.

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

	Three months ended June 30, 2022	Three months ended June 30, 2021	Six months ended June 30, 2022	Six months ended June 30, 2021
Amount Recognized for Custody Services	$18,490	$37,780	$35,004	$84,187
Amount of Custody Services Waived	$4,000	$14,932	$4,000	$14,932

Amount Recognized for Distribution Services	$15,890	$20,915	$32,629	$42,577
Amount of Distribution Services Waived	$10,708	$-	$17,010	$-

Amount Recognized for Wilmington Trust	$-	$-	$-	$-
Amount of Wilmington Trust Waived	$-	$-	$-	$-

Amount Recognized for Thales	$31,725	$39,747	$58,918	$74,077
Amount of Thales Waived	$-	$30,020	$27,193	$30,020

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

Brokerage Commissions

Beginning on August 21, 2019, the Sponsor began recognizing the expense for brokerage commissions for futures contract trades on a per-trade basis. Prior to the change, brokerage commissions on all open commodity futures contracts were accrued on the trade date and on a full-turn basis. The below table shows the amounts included on the statements of operations as total brokerage commissions paid inclusive of unrealized loss for the three and six months ended June 30, 2022.

CORN
Three Months Ended June 30, 2022	$102,336
Three Months Ended June 30, 2021	$41,225
Six Months Ended June 30, 2022	$133,575
Six Months Ended June 30, 2021	$75,191

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2019 to 2021, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2022 and for the years ended December 31, 2021, 2020, and 2019. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three and six months ended June 30, 2022 and 2021.

The Fund may be subject to potential examination by U.S. federal, U.S. state, or foreign jurisdictional authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions, and compliance with U.S. federal, U.S. state and foreign tax laws.

Creations and Redemptions

Authorized Purchasers may purchase Creation Baskets consisting of 25,000 shares from CORN. The amount of the proceeds required to purchase a Creation Basket will be equal to the NAV of the shares in the Creation Basket determined as of 4:00 p.m. (ET) on the day the order to create the basket is received in good order.

Authorized Purchasers may redeem shares from the Fund only in blocks of 25,000 shares called “Redemption Baskets.” The amount of the redemption proceeds for a Redemption Basket will be equal to the NAV of the shares in the Redemption Basket determined as of 4:00 p.m. (ET) on the day the order to redeem the basket is received in good order.

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

	June 30, 2022	December 31, 2021
Money Market Funds	$60,703,965	$11,399,662
Demand Deposit Savings Accounts	55,202,781	50,122,297
Commercial Paper	114,843,622	53,490,781
Total cash and cash equivalents as presented on the Statement of Assets and Liabilities	$230,750,368	$115,012,740

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

The administrator, Global Fund Services, calculates the NAV of the Fund once each trading day. It calculates the NAV as of the earlier of the close of the NYSE or 4:00 p.m. (ET). The NAV for a particular trading day is released after 4:15 p.m. (ET).

In determining the value of Corn Futures Contracts, the administrator uses the CBOT closing price. The administrator determines the value of all other Fund investments as of the earlier of the close of the NYSE or 4:00 p.m. (ET). The value of over-the-counter corn interests is determined based on the value of the commodity or futures contract underlying such corn interest, except that a fair value may be determined if the Sponsor believes that the Fund is subject to significant credit risk relating to the counterparty to such corn interest. For purposes of financial statements and reports, the Sponsor will recalculate the NAV where necessary to reflect the “fair value” of a Futures Contract when the Futures Contract closes at its price fluctuation limit for the day. Short term Treasury securities held by the Fund are valued by the administrator using values received from recognized third-party vendors and dealer quotes. NAV includes any unrealized profit or loss on open corn interests and any other income or expense accruing to the Fund but unpaid or not received by the Fund.

Sponsor Fee, Allocation of Expenses and Related Party Transactions

The Sponsor is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Trust and the Funds. In addition, the Sponsor has elected not to outsource services directly attributable to the Trust and the Funds such as accounting, financial reporting, regulatory compliance, and trading activities, which the Sponsor performs itself. In addition, the Fund is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum.

The Fund generally pays for all brokerage fees, taxes, and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, FINRA, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays its portion of the fees and expenses associated with the Trust’s tax accounting and reporting requirements. Certain aggregate expenses common to all Funds within the Trust are allocated by the Sponsor to the respective Fund based on activity drivers deemed most appropriate by the Sponsor for such expenses, including but not limited to relative assets under management and creation order activity. These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Fund. Such expenses are primarily recorded as distribution and marketing fees in the financial statements of each Fund.

	Three months ended June 30, 2022	Three months ended June 30, 2021	Six months ended June 30, 2022	Six months ended June 30, 2021
Recognized Related Party Transactions	$249,320	$313,998	$482,817	$555,085
Waived Related Party Transactions	$111,525	$149,274	$149,721	$219,168

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

CORN
Three months ended June 30, 2022	$221,478
Three months ended June 30, 2021	$321,515
Six months ended June 30, 2022	$345,855
Six months ended June 30, 2021	$441,781

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

On June 30, 2022 and December 31, 2021, in the opinion of the Trust and the Fund, the reported value at the close of the market for each commodity contract fairly reflected the value of the futures and no alternative valuations were required. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-03, related to fair value measurement (Topic 820) of equity securities subject to contractual sale restrictions. Under the clarified guidance, contractual restrictions on the sale of an equity security are not considered part of the unit of account of the equity security and, therefore, are not considered in measuring fair value, however they do require disclosures. The amendment was early adopted for the quarter ended June 30, 2022; the early adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2021-05: “Leases (Topic 842).” Under the amended guidance, a lessor should classify and account for a lease with variable lease payments that don’t depend on an index or a rate as an operating lease if the lease would’ve been classified as a sales-type lease or a direct financing lease in accordance with the lease classification guidance in Topic 842 and the lessor would’ve otherwise recognized a day-one loss. The amendment was adopted early for the quarter ended September 30, 2021; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of June 30, 2022 and December 31, 2021:

June 30, 2022

Assets:	Level 1	Level 2	Level 3	Balance as of June 30, 2022
Cash Equivalents	$175,547,587	$-	$-	$175,547,587

Liabilities	Level 1	Level 2	Level 3	Balance as of June 30, 2022
Commodity Futures Contracts
Corn futures contracts	$21,618,156	$-	$-	$21,618,156

December 31, 2021

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2021
Cash Equivalents	$64,890,443	$-	$-	$64,890,443
Commodity Futures Contracts
Corn futures contracts	5,936,552	-	-	5,936,552
Total	$70,826,995	$-	$-	$70,826,995

For the three and six months ended June 30, 2022 and year ended December 31, 2021, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the three and six months ended June 30, 2022 and year ended December 31, 2021, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk, and held by the FCMs, E D & F Man and StoneX as of June 30, 2022, and December 31, 2021.

*The amount of collateral presented in Collateral, Due from Broker, is limited to the liability for the futures contracts and accordingly does not include the excess collateral pledged.

Offsetting of Financial Liabilities and Derivative Liabilities as of June 30, 2022

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity Price
Corn futures contracts	$21,618,156	$-	$21,618,156	$-	$21,618,156	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2021

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Corn futures contracts	$5,936,552	$-	$5,936,552	$-	$-	$5,936,552

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Three months ended June 30, 2022

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$22,454,084	$(47,449,038)

Three months ended June 30, 2021

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$36,449,652	$(2,942,665)

Six months ended June 30, 2022

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$39,023,065	$(27,554,708)

Six months ended June 30, 2021

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$55,246,132	$(1,620,934)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for the futures contracts held was $286.2 million and $226.8 million respectively for the three and six months ended June 30, 2022 and $185.5 million and $173.7 million for the three and six months ended June 30, 2021, respectively.

Note 6 – Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the three and six months ended June 30, 2022 and 2021. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Per Share Operation Performance
Net asset value at beginning of period	$27.17	$17.61	$21.58	$15.54
Income from investment operations:
Investment income	0.05	0.01	0.08	0.02
Net realized and unrealized (loss) gain on commodity futures contracts	(2.06)	3.91	3.62	6.06
Total expenses, net	(0.10)	(0.09)	(0.22)	(0.18)
Net (decrease) increase in net asset value	(2.11)	3.83	3.48	5.90
Net asset value at end of period	$25.06	$21.44	$25.06	$21.44
Total Return	(7.76)%	21.75%	16.14%	37.97%
Ratios to Average Net Assets (Annualized)
Total expenses	1.73%	2.46%	1.95%	2.51%
Total expenses, net	1.43%	1.75%	1.64%	1.99%
Net investment loss	(0.69)%	(1.59)%	(1.08)%	(1.81)%

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

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended June 30, 2022 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Cash and cash equivalents	$78,051,452	$43,019,884
Interest receivable	32,718	1,928
Equity in trading accounts:
Commodity futures contracts	1,149,852	2,684,851
Due from broker	1,759,296	-
Total equity in trading accounts	2,909,148	2,684,851
Total assets	80,993,318	45,706,663

Liabilities
Payable for shares redeemed	5,413,440	-
Management fee payable to Sponsor	73,203	36,457
Other liabilities	18,688	22,412
Equity in trading accounts:
Commodity futures contracts	378,260	-
Due to broker	-	675,169
Total equity in trading accounts	378,260	675,169
Total liabilities	5,883,591	734,038

Net assets	$75,109,727	$44,972,625

Shares outstanding	2,775,004	1,975,004

Shares authorized	*	15,875,000

Net asset value per share	$27.07	$22.77

Market value per share	$27.06	$22.75

* On April 7, 2022, the Teucrium Soybean Fund registered an indeterminate number of shares of the Fund pursuant to Rule 456(d) under the Securities Act of 1933.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

SCHEDULE OF INVESTMENTS

June 30, 2022

(Unaudited)

Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X (cost: $22,855,691)	$22,855,691	30.43%	22,855,691
Goldman Sachs Financial Square Government Fund - Institutional Class (cost: $2,679,900)	2,679,900	3.57	2,679,900
Total money market funds (cost: $25,535,591)	$25,535,591	34.00%

			Principal Amount
Commercial Paper
Brookfield Infrastructure Holdings (Canada) Inc. 1.154% (cost: $2,495,848 due 07/07/2022)	$2,499,521	3.33%	2,500,000
Campbell Soup Company 2.125% (cost: $4,983,443 due 08/17/2022)	4,986,227	6.64	5,000,000
Cigna Corporation 1.104% (cost: $2,496,868 due 07/05/2022)	2,499,694	3.33	2,500,000
CNH Industrial Capital LLC 1.708% (cost: $2,497,521 due 07/18/2022)	2,497,993	3.32	2,500,000
Crown Castle International Corp. 1.417% (cost: $2,493,831 due 07/14/2022)	2,498,727	3.33	2,500,000
Dollar General Corporation 1.922% (cost: $2,492,042 due 08/29/2022)	2,492,175	3.32	2,500,000
E. I. du Pont de Nemours and Company 1.024% (cost: $2,493,625 due 08/01/2022)	2,497,804	3.32	2,500,000
Enbridge (U.S.) Inc. 2.013% (cost: $2,493,473 due 08/15/2022)	2,493,750	3.32	2,500,000
Equifax Inc. 1.357% (cost: $2,491,844 due 08/22/2022)	2,495,125	3.32	2,500,000
Fortune Brands Home & Security, Inc. 2.275% (cost: $2,494,350 due 08/05/2022)	2,494,507	3.32	2,500,000
ITT Inc. 1.820% (cost: $2,495,475 due 08/05/2022)	2,495,601	3.32	2,500,000
Jabil Inc. 1.658% (cost: $1,996,150 due 07/22/2022)	1,998,075	2.66	2,000,000
Stanley Black & Decker, Inc. 1.244% (cost: $4,984,525 due 08/15/2022)	4,992,263	6.65	5,000,000
Verizon Communications Inc. 1.044% (cost: $2,493,719 due 07/18/2022)	2,498,773	3.33	2,500,000
Total commercial paper (cost: $39,402,714)	$39,440,235	52.51%
Total cash equivalents	$64,975,826	86.51%
			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures NOV22 (360 contracts)	$1,149,852	1.53%	$26,244,000

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures JAN23 (308 contacts)	$378,191	0.50%	$22,518,650
CBOT soybean futures NOV23 (394 contacts)	69	0.00	26,329,050
Total commodity futures contracts	$378,260	0.50%	$48,847,700

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

TEUCRIUM SOYBEAN FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain on commodity futures contracts	$2,645,146	$7,663,258	$9,697,847	$25,817,715
Net change in unrealized (depreciation) appreciation on commodity futures contracts	(2,827,976)	684,574	(1,913,259)	(8,039,938)
Interest income	156,528	37,192	184,364	84,629
Total (loss) income	(26,302)	8,385,024	7,968,952	17,862,406

Expenses
Management fees	201,951	219,143	337,666	461,252
Professional fees	21,564	97,258	85,551	206,761
Distribution and marketing fees	72,420	234,930	199,586	459,947
Custodian fees and expenses	5,464	20,965	11,006	52,440
Business permits and licenses fees	6,294	5,838	14,071	20,364
General and administrative expenses	26,799	42,936	36,397	60,049
Total expenses	334,492	621,070	684,277	1,260,813

Expenses waived by the Sponsor	(38,146)	(243,419)	(89,562)	(305,996)

Total expenses, net	296,346	377,651	594,715	954,817

Net (loss) income	$(322,648)	$8,007,373	$7,374,237	$16,907,589

Net income per share	$0.31	$2.21	$4.30	$4.30
Net (loss) income per weighted average share	$(0.11)	$2.08	$2.94	$3.93
Weighted average shares outstanding	2,881,323	3,851,652	2,506,772	4,301,109

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2022	June 30, 2021
Operations
Net income	$7,374,237	$16,907,589
Capital transactions
Issuance of Shares	37,589,380	18,716,075
Redemption of Shares	(14,826,515)	(54,024,720)
Total capital transactions	22,762,865	(35,308,645)
Net change in net assets	30,137,102	(18,401,056)

Net assets, beginning of period	$44,972,625	$89,178,862

Net assets, end of period	$75,109,727	$70,777,806

Net asset value per share at beginning of period	$22.77	$19.49

Net asset value per share at end of period	$27.07	$23.79

Creation of Shares	1,350,000	900,000
Redemption of Shares	550,000	2,500,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2022	June 30, 2021
Cash flows from operating activities:
Net income	$7,374,237	$16,907,589
Adjustments to reconcile net income to net cash provided by operating activities:
Net change in unrealized depreciation on commodity futures contracts	1,913,259	8,039,938
Changes in operating assets and liabilities:
Due from broker	(1,759,296)	(991,595)
Interest receivable	(30,790)	583
Other assets	-	(163)
Due to broker	(675,169)	(11,257,566)
Management fee payable to Sponsor	36,746	(8,815)
Payable for purchases of commercial paper	-	(4,997,451)
Other liabilities	(3,724)	(1,180)
Net cash provided by operating activities	6,855,263	7,691,340

Cash flows from financing activities:
Proceeds from sale of Shares	37,589,380	18,716,075
Redemption of Shares	(9,413,075)	(54,024,720)
Net cash provided by (used in) financing activities	28,176,305	(35,308,645)

Net change in cash and cash equivalents	35,031,568	(27,617,305)
Cash and cash equivalents beginning of period	43,019,884	90,398,391
Cash and cash equivalents end of period	$78,051,452	$62,781,086

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

June 30, 2022

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022.

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

E D & F Man Capital Markets, Inc. (“E D & F Man”) and StoneX Financial Inc. (“StoneX”) serve as the Funds’ clearing brokers to execute and clear futures contracts and provide other brokerage-related services. E D & F Man and StoneX are each registered as futures commission merchants (“FCM”) with the U.S. CFTC and are members of the NFA. The clearing brokers are registered as a broker-dealers with the SEC and are each a member of FINRA. ED & F Man and StoneX are each clearing members of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar, and Wheat Futures Contracts E D & F Man is paid $11.00 per round turn. StoneX is paid $2.50 per round turn exclusive of pass-through fees for the exchange and the NFA. Additionally, if the monthly commissions paid by each Fund does not equal or exceed 20% return on the StoneX Capital Requirement at 9.6% of the Exchange Maintenance Margin, each Fund will pay a true up to meet that return at the end of each month. These expenses are recognized on a per-trade basis. The half-turn is recognized as an unrealized loss on the statements of operations for contracts that have been purchased since the change in recognition, and a full turn is recognized as a realized loss on the statements of operations when a contract is sold. A summary of these expenses is included below.

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

	Three months ended June 30, 2022	Three months ended June 30, 2021	Six months ended June 30, 2022	Six months ended June 30, 2021
Amount Recognized for Custody Services	$5,464	$20,965	$11,006	$52,440
Amount of Custody Services Waived	$4,000	$7,817	$4,000	$7,817

Amount Recognized for Distribution Services	$4,795	$12,074	$10,384	$26,687
Amount of Distribution Services Waived	$-	$7,879	$3,962	$13,896

Amount Recognized for Wilmington Trust	$-	$-	$-	$-
Amount of Wilmington Trust Waived	$-	$-	$-	$-

Amount Recognized for Thales	$9,042	$23,607	$17,771	$47,959
Amount of Thales Waived	$-	$5,299	$-	$5,299

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

Brokerage Commissions

Beginning on August 21, 2019, the Sponsor began recognizing the expense for brokerage commissions for futures contract trades on a per-trade basis. Prior to the change, brokerage commissions on all open commodity futures contracts were accrued on the trade date and on a full-turn basis. The below table shows the amounts included on the statements of operations as total brokerage commissions paid inclusive of unrealized loss for the three and six months ended  June 30, 2022.

SOYB
Three Months Ended June 30, 2022	$8,686
Three Months Ended June 30, 2021	$6,543
Six Months Ended June 30, 2022	$15,206
Six Months Ended June 30, 2021	$21,735

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2019 to 2021, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2022 and for the years ended December 31, 2021, 2020, and 2019. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three and six months ended June 30, 2022 and 2021.

The Fund may be subject to potential examination by U.S. federal, U.S. state, or foreign jurisdictional authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions, and compliance with U.S. federal, U.S. state and foreign tax laws.

Creations and Redemptions

Authorized Purchasers may purchase Creation Baskets consisting of 25,000 shares from the Fund. The amount of the proceeds required to purchase a Creation Basket will be equal to the NAV of the shares in the Creation Basket determined as of 4:00 p.m. (ET) on the day the order to create the basket is received in good order.

Authorized Purchasers may redeem shares from the Fund only in blocks of 25,000 shares called “Redemption Baskets.” The amount of the redemption proceeds for a Redemption Basket will be equal to the NAV of the shares in the Redemption Basket determined as of 4:00 p.m. (ET) on the day the order to redeem the basket is received in good order.

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

	June 30, 2022	December 31, 2021
Money Market Funds	$25,535,591	$11,462,494
Demand Deposit Savings Accounts	13,075,626	10,059,937
Commercial Paper	39,440,235	21,497,453
Total cash and cash equivalents as presented on the Statement of Assets and Liabilities	$78,051,452	$43,019,884

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

The administrator, Global Fund Services, calculates the NAV of the Fund once each trading day. It calculates the NAV as of the earlier of the close of the NYSE or 4:00 p.m. (ET). The NAV for a particular trading day is released after 4:15 p.m. (ET).

In determining the value of Soybean Futures Contracts, the administrator uses the CBOT closing price. The administrator determines the value of all other Fund investments as of the earlier of the close of the NYSE or 4:00 p.m. (ET). The value of over-the-counter soybean interests is determined based on the value of the commodity or futures contract underlying such soybean interest, except that a fair value may be determined if the Sponsor believes that the Fund is subject to significant credit risk relating to the counterparty to such soybean interest. For purposes of financial statements and reports, the Sponsor will recalculate the NAV where necessary to reflect the “fair value” of a Futures Contract when the Futures Contract closes at its price fluctuation limit for the day. Short term Treasury securities held by the Fund are valued by the administrator using values received from recognized third-party vendors and dealer quotes. NAV includes any unrealized profit or loss on open soybean interests and any other income or expense accruing to the Fund but unpaid or not received by the Fund.

Sponsor Fee, Allocation of Expenses and Related Party Transactions

The Sponsor is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Trust and the Funds. In addition, the Sponsor has elected not to outsource services directly attributable to the Trust and the Funds such as accounting, financial reporting, regulatory compliance, and trading activities, which the Sponsor performs itself. In addition, the Fund is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum.

The Fund pays for all brokerage fees, taxes, and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, FINRA, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays its portion of the fees and expenses associated with the Trust’s tax accounting and reporting requirements. Certain aggregate expenses common to all Funds within the Trust are allocated by the Sponsor to the respective Fund based on activity drivers deemed most appropriate by the Sponsor for such expenses, including but not limited to relative assets under management and creation order activity. These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Fund. Such expenses are primarily recorded as distribution and marketing fees in the financial statements of each Fund.

	Three months ended June 30, 2022	Three months ended June 30, 2021	Six months ended June 30, 2022	Six months ended June 30, 2021
Recognized Related Party Transactions	$74,713	$179,176	$152,146	$339,297
Waived Related Party Transactions	$7,089	$113,219	$32,056	$137,564

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

SOYB
Three months ended June 30, 2022	$38,146
Three months ended June 30, 2021	$243,419
Six months ended June 30, 2022	$89,562
Six months ended June 30, 2021	$305,996

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

On June 30, 2022 and December 31, 2021, in the opinion of the Trust and the Fund, the reported value at the close of the market for each commodity contract fairly reflected the value of the futures and no alternative valuations were required. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-03, related to fair value measurement (Topic 820) of equity securities subject to contractual sale restrictions. Under the clarified guidance, contractual restrictions on the sale of an equity security are not considered part of the unit of account of the equity security and, therefore, are not considered in measuring fair value, however they do require disclosures. The amendment was early adopted for the quarter ended June 30, 2022; the early adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2021-05: “Leases (Topic 842).” Under the amended guidance, a lessor should classify and account for a lease with variable lease payments that don’t depend on an index or a rate as an operating lease if the lease would’ve been classified as a sales-type lease or a direct financing lease in accordance with the lease classification guidance in Topic 842 and the lessor would’ve otherwise recognized a day-one loss. The amendment was adopted early for the quarter ended September 30, 2021; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of June 30, 2022 and December 31, 2021:

June 30, 2022

Assets:	Level 1	Level 2	Level 3	Balance as of June 30, 2022
Cash Equivalents	$64,975,826	$-	$-	$64,975,826
Commodity Futures Contracts
Soybean futures contracts	1,149,852	-	-	1,149,852
Total	$66,125,678	$-	$-	$66,125,678

Liabilities	Level 1	Level 2	Level 3	Balance as of June 30, 2022
Commodity Futures Contracts
Soybean futures contracts	$378,260	$-	$-	$378,260

December 31, 2021

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2021
Cash Equivalents	$32,959,947	$-	$-	$32,959,947
Commodity Futures Contracts
Soybean futures contracts	2,684,851	-	-	2,684,851
Total	$35,644,798	$-	$-	$35,644,798

For the three and six months ended June 30, 2022 and year ended December 31, 2021, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy, except for the JUL21 CBOT soybean futures, and the Nov21 CBOT soybean futures, were reflected as a Level 2 asset for the period ended March 31, 2021 due to a “limit up” condition. These Soybean contracts transferred back to a Level 1 asset for the period ended June 30, 2021.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the three and six months ended June 30, 2022 and year ended December 31, 2021, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk, and held by the FCMs, E D & F Man and StoneX as of June 30, 2022, and December 31, 2021.

*The amount of collateral presented in Collateral, Due from Broker, is limited to the liability for the futures contracts and accordingly does not include the excess collateral pledged.

Offsetting of Financial Assets and Derivative Assets as of June 30, 2022

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Soybean futures contracts	$1,149,852	$-	$1,149,852	$378,260	$-	$771,592

Offsetting of Financial Liabilities and Derivative Liabilities as of June 30, 2022

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity Price
Soybean futures contracts	$378,260	$-	$378,260	$378,260	$-	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2021

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Soybean futures contracts	$2,684,851	$-	$2,684,851	$-	$675,169	$2,009,682

The following is a summary of realized and unrealized gains and losses of the derivative instruments utilized by the Fund:

Three months ended June 30, 2022

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Soybean futures contracts	2,645,146	(2,827,976)

Three months ended June 30, 2021

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Soybean futures contracts	7,663,258	684,574

Six months ended June 30, 2022

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Soybean futures contracts	9,697,847	(1,913,259)

Six months ended June 30, 2021

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Soybean futures contracts	25,817,715	(8,039,938)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $80.3 million and $68.5 million respectively for the three and six months ended June 30, 2022 and $83.6 million and $90.3 million for the three and six months ended June 30, 2021, respectively.

Note 6 – Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the three and six months ended June 30, 2022 and 2021. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Per Share Operation Performance
Net asset value at beginning of period	$26.76	$21.58	$22.77	$19.49
Income from investment operations:
Investment income	0.05	0.01	0.08	0.02
Net realized and unrealized gain on commodity futures contracts	0.36	2.30	4.46	4.50
Total expenses, net	(0.10)	(0.10)	(0.24)	(0.22)
Net increase in net asset value	0.31	2.21	4.30	4.30
Net asset value at end of period	$27.07	$23.79	$27.07	$23.79
Total Return	1.14%	10.24%	18.86%	22.05%
Ratios to Average Net Assets (Annualized)
Total expenses	1.66%	2.83%	2.03%	2.73%
Total expenses, net	1.47%	1.72%	1.76%	2.07%
Net investment loss	(0.69)%	(1.55)%	(1.22)%	(1.89)%

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

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended June 30, 2022 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund.

TEUCRIUM SUGAR FUND

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Cash and cash equivalents	$30,595,409	$21,332,902
Interest receivable	16,681	1,444
Equity in trading accounts:
Commodity futures contracts	10,878	1,079,226
Due from broker	2,083,453	535,983
Total equity in trading accounts	2,094,331	1,615,209
Total assets	32,706,421	22,949,555

Liabilities
Management fee payable to Sponsor	31,506	19,490
Other liabilities	12,742	14,895
Equity in trading accounts:
Commodity futures contracts	279,100	80,506
Total liabilities	323,348	114,891

Net assets	$32,383,073	$22,834,664

Shares outstanding	3,475,004	2,475,004

Shares authorized	*	21,450,000

Net asset value per share	$9.32	$9.23

Market value per share	$9.32	$9.20

* On April 7, 2022, the Teucrium Sugar Fund registered an indeterminate number of shares of the Fund pursuant to Rule 456(d) under the Securities Act of 1933.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

SCHEDULE OF INVESTMENTS

June 30, 2022

(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X (cost $7,524,226)	$7,524,226	23.23%	7,524,226
Goldman Sachs Financial Square Government Fund - Institutional Class (cost $1,061,211)	1,061,211	3.28	1,061,211
Total money market funds (cost: $8,585,437)	$8,585,437	26.51%

			Principal Amount
Commercial Paper
Cigna Corporation 1.104% (cost: $499,374 due 07/05/2022)	$499,939	1.55%	500,000
FMC Corporation 2.011% (cost: $2,496,389 due 07/18/2022)	2,497,639	7.71	2,500,000
Fortune Brands Home & Security, Inc. 2.275% (cost: $2,494,350 due 08/05/2022)	2,494,507	7.70	2,500,000
ITT Inc. 1.820% (cost: $2,495,475 due 08/05/2022)	2,495,601	7.71	2,500,000
The Williams Companies, Inc. 1.810% (cost: $2,496,000 due 07/29/2022)	2,496,500	7.71	2,500,000
Viatris Inc. 2.163% (cost: $2,495,969 due 07/14/2022)	2,498,059	7.71	2,500,000
Total commercial paper (cost: $12,977,557)	$12,982,245	40.09%
Total cash equivalents	$21,567,682	66.60%

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States sugar futures contracts
ICE sugar futures MAY23 (477 contracts)	$10,878	0.03%	9,728,510

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States sugar futures contracts
ICE sugar futures MAR23 (538 contracts)	$214,191	0.66%	$11,310,051
ICE sugar futures MAR24 (562 contracts)	64,909	0.20	11,348,803
Total commodity futures contracts	$279,100	0.86%	$22,658,854

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

TEUCRIUM SUGAR FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain on commodity futures contracts	$401,262	$2,012,151	$471,423	$3,265,631
Net change in unrealized (depreciation) appreciation on commodity futures contracts	(2,174,684)	1,163,959	(1,266,942)	557,117
Interest income	61,792	5,701	72,490	12,089
Total (loss) income	(1,711,630)	3,181,811	(723,029)	3,834,837

Expenses
Management fees	87,825	46,597	142,431	82,612
Professional fees	9,021	14,304	41,785	32,312
Distribution and marketing fees	44,085	29,264	92,055	62,339
Custodian fees and expenses	2,959	4,610	5,234	8,266
Business permits and licenses fees	16,794	2,851	25,011	21,196
General and administrative expenses	12,320	12,394	16,528	15,996
Total expenses	173,004	110,020	323,044	222,721

Expenses waived by the Sponsor	(49,371)	(31,549)	(78,237)	(58,039)

Total expenses, net	123,633	78,471	244,807	164,682

Net (loss) income	$(1,835,263)	$3,103,340	$(967,836)	$3,670,155

Net (loss) income per share	$(0.30)	$1.45	$0.09	$1.76
Net (loss) income per weighted average share	$(0.50)	$1.33	$(0.32)	$1.68
Weighted average shares outstanding	3,644,509	2,329,674	3,036,330	2,182,739

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2022	June 30, 2021
Operations
Net (loss) income	$(967,836)	$3,670,155
Capital transactions
Issuance of Shares	25,327,690	6,856,615
Redemption of Shares	(14,811,445)	(1,243,708)
Total capital transactions	10,516,245	5,612,907
Net change in net assets	9,548,409	9,283,062

Net assets, beginning of period	$22,834,664	$12,766,091

Net assets, end of period	$32,383,073	$22,049,153

Net asset value per share at beginning of period	$9.23	$6.72

Net asset value per share at end of period	$9.32	$8.48

Creation of Shares	2,600,000	875,000
Redemption of Shares	1,600,000	175,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2022	June 30, 2021
Cash flows from operating activities:
Net (loss) income	$(967,836)	$3,670,155
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Net change in unrealized depreciation (appreciation) on commodity futures contracts	1,266,942	(557,117)
Changes in operating assets and liabilities:
Due from broker	(1,547,470)	-
Interest receivable	(15,237)	(204)
Due to broker	-	(54,851)
Management fee payable to Sponsor	12,016	7,386
Other liabilities	(2,153)	3,726
Net cash (used in) provided by operating activities	(1,253,738)	3,069,095

Cash flows from financing activities:
Proceeds from sale of Shares	25,327,690	6,856,615
Redemption of Shares	(14,811,445)	(1,243,708)
Net cash provided by financing activities	10,516,245	5,612,907

Net change in cash and cash equivalents	9,262,507	8,682,002
Cash and cash equivalents beginning of period	21,332,902	11,849,332
Cash and cash equivalents end of period	$30,595,409	$20,531,334

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

June 30, 2022

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022.

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

E D & F Man Capital Markets, Inc. (“E D & F Man”) and StoneX Financial Inc. (“StoneX”) serve as the Funds’ clearing brokers to execute and clear the futures contracts and provide other brokerage-related services. E D & F Man and StoneX are each registered as futures commission merchants (“FCM”) with the U.S. CFTC and are members of the NFA. The clearing brokers are registered as a broker-dealers with the SEC and are each a member of FINRA. ED & F Man and StoneX are each clearing members of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar, and Wheat Futures Contracts E D & F Man is paid $11.00 per round turn. StoneX is paid $2.50 per round turn exclusive of pass-through fees for the exchange and the NFA. Additionally, if the monthly commissions paid by each Fund does not equal or exceed 20% return on the StoneX Capital Requirement at 9.6% of the Exchange Maintenance Margin, each Fund will pay a true up to meet that return at the end of each month. These expenses are recognized on a per-trade basis. The half-turn is recognized as an unrealized loss on the statements of operations for contracts that have been purchased since the change in recognition, and a full turn is recognized as a realized loss on the statements of operations when a contract is sold. A summary of these expenses is included below.

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

	Three months ended June 30, 2022	Three months ended June 30, 2021	Six months ended June 30, 2022	Six months ended June 30, 2021
Amount Recognized for Custody Services	$2,959	$4,610	$5,234	$8,266
Amount of Custody Services Waived	$1,068	$2,280	$1,068	$2,335

Amount Recognized for Distribution Services	$2,229	$1,755	$4,736	$3,608
Amount of Distribution Services Waived	$1,479	$1,216	$3,331	$1,216

Amount Recognized for Wilmington Trust	$-	$-	$-	$-
Amount of Wilmington Trust Waived	$-	$-	$-	$-

Amount Recognized for Thales	$4,427	$3,266	$8,699	$6,308
Amount of Thales Waived	$4,427	$868	$4,427	$868

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

Brokerage Commissions

Beginning on August 21, 2019, the Sponsor began recognizing the expense for brokerage commissions for futures contract trades on a per-trade basis. Prior to the change, brokerage commissions on all open commodity futures contracts were accrued on the trade date and on a full-turn basis. The below table shows the amounts included on the statements of operations as total brokerage commissions paid inclusive of unrealized loss for the three and six months ended  June 30, 2022.

CANE
Three Months Ended June 30, 2022	$20,341
Three Months Ended June 30, 2021	$8,957
Six Months Ended June 30, 2022	$26,536
Six Months Ended June 30, 2021	$12,434

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2019 to 2021, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2022 and for the years ended December 31, 2021, 2020, and 2019. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three and six months ended June 30, 2022 and 2021.

The Fund may be subject to potential examination by U.S. federal, U.S. state, or foreign jurisdictional authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions, and compliance with U.S. federal, U.S. state and foreign tax laws.

Creations and Redemptions

Authorized Purchasers may purchase Creation Baskets consisting of 25,000 shares from the Fund. The amount of the proceeds required to purchase a Creation Basket will be equal to the NAV of the shares in the Creation Basket determined as of 4:00 p.m. (ET) on the day the order to create the basket is received in good order.

Authorized Purchasers may redeem shares from the Fund only in blocks of 25,000 shares called “Redemption Baskets.” The amount of the redemption proceeds for a Redemption Basket will be equal to the NAV of the shares in the Redemption Basket determined as of 4:00 p.m. (ET) on the day the order to redeem the basket is received in good order.

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

	June 30, 2022	December 31, 2021
Money Market Funds	$8,585,437	$4,816,883
Demand Deposit Savings Accounts	9,027,727	9,016,479
Commercial Paper	12,982,245	7,499,540
Total cash and cash equivalents as presented on the Statement of Assets and Liabilities	$30,595,409	$21,332,902

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

The administrator, Global Fund Services, calculates the NAV of the Fund once each trading day. It calculates the NAV as of the earlier of the close of the NYSE or 4:00 p.m. (ET). The NAV for a particular trading day is released after 4:15 p.m. (ET).

In determining the value of Sugar Futures Contracts, the administrator uses the ICE closing price. The administrator determines the value of all other Fund investments as of the earlier of the close of the NYSE or 4:00 p.m. (ET). The value of over-the-counter sugar interests is determined based on the value of the commodity or futures contract underlying such sugar interest, except that a fair value may be determined if the Sponsor believes that the Fund is subject to significant credit risk relating to the counterparty to such sugar interest. For purposes of financial statements and reports, the Sponsor will recalculate the NAV where necessary to reflect the “fair value” of a Futures Contract when the Futures Contract closes at its price fluctuation limit for the day. Short term Treasury securities held by the Fund are valued by the administrator using values received from recognized third-party vendors and dealer quotes. NAV includes any unrealized profit or loss on open sugar interests and any other income or expense accruing to the Fund but unpaid or not received by the Fund.

Sponsor Fee, Allocation of Expenses and Related Party Transactions

The Sponsor is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Trust and the Funds. In addition, the Sponsor has elected not to outsource services directly attributable to the Trust and the Funds such as accounting, financial reporting, regulatory compliance, and trading activities, which the Sponsor performs itself. In addition, the Fund is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum.

The Fund generally pays for all brokerage fees, taxes, and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, FINRA, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays its portion of the fees and expenses associated with the Trust’s tax accounting and reporting requirements. Certain aggregate expenses common to all Funds within the Trust are allocated by the Sponsor to the respective Fund based on activity drivers deemed most appropriate by the Sponsor for such expenses, including but not limited to relative assets under management and creation order activity. These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Fund. Such expenses are primarily recorded as distribution and marketing fees in the financial statements of each Fund.

	Three months ended June 30, 2022	Three months ended June 30, 2021	Six months ended June 30, 2022	Six months ended June 30, 2021
Recognized Related Party Transactions	$35,293	$27,519	$71,422	$47,769
Waived Related Party Transactions	$18,957	$10,388	$25,739	$19,198

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

CANE
Three months ended June 30, 2022	$49,371
Three months ended June 30, 2021	$31,549
Six months ended June 30, 2022	$78,237
Six months ended June 30, 2021	$58,039

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

On June 30, 2022 and December 31, 2021, in the opinion of the Trust and the Fund, the reported value of the Sugar Futures Contracts traded on the ICE fairly reflected the value of the Sugar Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

For the three and six months ended June 30, 2022 and year ended December 31, 2021, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-03, related to fair value measurement (Topic 820) of equity securities subject to contractual sale restrictions. Under the clarified guidance, contractual restrictions on the sale of an equity security are not considered part of the unit of account of the equity security and, therefore, are not considered in measuring fair value, however they do require disclosures. The amendment was early adopted for the quarter ended June 30, 2022; the early adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2021-05: “Leases (Topic 842).” Under the amended guidance, a lessor should classify and account for a lease with variable lease payments that don’t depend on an index or a rate as an operating lease if the lease would’ve been classified as a sales-type lease or a direct financing lease in accordance with the lease classification guidance in Topic 842 and the lessor would’ve otherwise recognized a day-one loss. The amendment was adopted early for the quarter ended September 30, 2021; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of June 30, 2022 and December 31, 2021:

June 30, 2022

Assets:	Level 1	Level 2	Level 3	Balance as of June 30, 2022
Cash Equivalents	$21,567,682	$-	$-	$21,567,682
Commodity Futures Contracts
Sugar futures contracts	10,878	-	-	10,878
Total	$21,578,560	$-	$-	$21,578,560

Liabilities	Level 1	Level 2	Level 3	Balance as of June 30, 2022
Commodity Futures Contracts
Sugar futures contracts	$279,100	$-	$-	$279,100

December 31, 2021

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2021
Cash Equivalents	$12,316,423	$-	$-	$12,316,423
Commodity Futures Contracts
Sugar futures contracts	1,079,226	-	-	1,079,226
Total	$13,395,649	$-	$-	$13,395,649

Liabilities	Level 1	Level 2	Level 3	Balance as of December 31, 2021
Commodity Futures Contracts
Sugar futures contracts	$80,506	$-	$-	$80,506

For the three and six months ended June 30, 2022 and year ended December 31, 2021, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value – Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the three and six months ended June 30, 2022 and year ended December 31, 2021, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk, and held by the FCMs, E D & F Man and StoneX as of June 30, 2022, and December 31, 2021.

*The amount of collateral presented in Collateral, Due from Broker, is limited to the liability for the futures contracts and accordingly does not include the excess collateral pledged.

Offsetting of Financial Assets and Derivative Assets as of June 30, 2022

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Sugar futures contracts	$10,878	$-	$10,878	$10,878	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of June 30, 2022

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity Price
Sugar futures contracts	$279,100	$-	$279,100	$10,878	$268,222	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2021

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Sugar futures contracts	$1,079,226	$-	$1,079,226	$80,506	$-	$998,720

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2021

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity Price
Sugar futures contracts	$80,506	$-	$80,506	$80,506	$-	$-

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Three months ended June 30, 2022

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Sugar futures contracts	401,262	(2,174,684)

Three months ended June 30, 2021

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Sugar futures contracts	2,012,151	1,163,959

Six months ended June 30, 2022

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Sugar futures contracts	471,423	(1,266,942)

Six months ended June 30, 2021

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Sugar futures contracts	3,265,631	557,117

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held were $35.2 million and $28.3 million respectively for the three and six months ended June 30, 2022 and $19.9 million and $17.4 million for the three and six months ended June 30, 2021, respectively.

Note 6 – Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the three and six months ended June 30, 2022 and 2021. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Per Share Operation Performance
Net asset value at beginning of period	$9.62	$7.03	$9.23	$6.72
Income (loss) from investment operations:
Investment income	0.01	-	0.02	0.01
Net realized and unrealized (loss) gain on commodity futures contracts	(0.28)	1.48	0.15	1.83
Total expenses, net	(0.03)	(0.03)	(0.08)	(0.08)
Net (decrease) increase in net asset value	(0.30)	1.45	0.09	1.76
Net asset value at end of period	$9.32	$8.48	$9.32	$8.48
Total Return	(3.12)%	20.67%	1.01%	26.22%
Ratios to Average Net Assets (Annualized)
Total expenses	1.97%	2.36%	2.27%	2.70%
Total expenses, net	1.41%	1.68%	1.72%	1.99%
Net investment loss	(0.70)%	(1.56)%	(1.21)%	(1.84)%

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

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended June 30, 2022 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund.

TEUCRIUM WHEAT FUND

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Cash and cash equivalents	$459,387,349	$72,841,616
Interest receivable	205,275	4,993
Other assets	2,910	970
Capital shares receivable	2,367,550	-
Equity in trading accounts:
Commodity futures contracts	-	3,714,672
Due from broker	110,216,006	-
Total equity in trading accounts	110,216,006	3,714,672
Total assets	572,179,090	76,562,251

Liabilities
Payable for shares redeemed	27,099,900	-
Management fee payable to Sponsor	488,869	67,745
Other liabilities	69,928	4,242
Equity in trading accounts:
Commodity futures contracts	94,000,821	654,969
Due to broker	-	213,708
Total equity in trading accounts	94,000,821	868,677
Total liabilities	121,659,518	940,664

Net assets	$450,519,572	$75,621,587

Shares outstanding	49,875,004	10,250,004

Shares authorized	*	33,600,000

Net asset value per share	$9.03	$7.38

Market value per share	$9.04	$7.39

* On March 9, 2022, the Teucrium Wheat Fund registered an indeterminate number of shares of the Fund pursuant to Rule 456(d) under the Securities Act of 1933.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

SCHEDULE OF INVESTMENTS

June 30, 2022

(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X (cost: $129,137,919)	$129,137,919	28.67%	129,137,919
Goldman Sachs Financial Square Government Fund - Institutional Class (cost: $106,475,084)	106,475,084	23.63	106,475,084
Total money market funds (cost: $235,613,003)	$235,613,003	52.30%

			Principal Amount
Commercial Paper
Brookfield Infrastructure Holdings (Canada) Inc. 1.164% (cost: $7,489,367 due 07/07/2022)	$7,498,550	1.66%	7,500,000
Brookfield Infrastructure Holdings (Canada) Inc. 1.336% (cost: $4,989,933 due 07/26/2022)	4,995,382	1.11	5,000,000
Campbell Soup Company 2.125% (cost: $7,475,091 due 08/17/2022)	7,479,341	1.66	7,500,000
Cigna Corporation 1.104% (cost: $2,496,868 due 07/05/2022)	2,499,694	0.55	2,500,000
Cigna Corporation 1.003% (cost: $2,496,458 due 07/06/2022)	2,499,653	0.55	2,500,000
CNH Industrial Capital LLC 1.708% (cost: $2,497,521 due 07/18/2022)	2,497,993	0.55	2,500,000
Crown Castle International Corp. 1.417% (cost: $4,987,663 due 07/14/2022)	4,997,454	1.11	5,000,000
Crown Castle International Corp. 1.427% (cost: $4,988,365 due 07/15/2022)	4,997,239	1.11	5,000,000
Dollar General Corporation 1.922% (cost: $9,968,168 due 08/29/2022)	9,968,699	2.22	10,000,000
E. I. du Pont de Nemours and Company 1.024% (cost: $2,493,625 due 08/01/2022)	2,497,804	0.55	2,500,000
Entergy Corporation 1.256% (cost: $4,985,765 due 08/03/2022)	4,994,271	1.11	5,000,000
Entergy Corporation 1.422% (cost: $9,967,374 due 08/10/2022)	9,984,277	2.22	10,000,000
Equifax Inc. 1.054% (cost: $4,987,022 due 07/19/2022)	4,997,375	1.11	5,000,000
Equifax Inc. 1.265% (cost: $2,494,663 due 08/01/2022)	2,497,288	0.55	2,500,000
Equifax Inc. 1.357% (cost: $2,491,844 due 08/22/2022)	2,495,125	0.55	2,500,000
FMC Corporation 1.709% (cost: $7,487,604 due 07/15/2022)	7,495,042	1.66	7,500,000
FMC Corporation 2.011% (cost: $3,994,223 due 07/18/2022)	3,996,222	0.89	4,000,000
Fortune Brands Home & Security, Inc. 2.275% (cost: $4,988,700 due 08/05/2022)	4,989,014	1.11	5,000,000
General Motors Financial Company, Inc. 1.306% (cost: $4,983,750 due 07/11/2022)	4,998,194	1.11	5,000,000
General Motors Financial Company, Inc. 1.558% (cost: $2,493,865 due 08/04/2022)	2,496,340	0.55	2,500,000
General Motors Financial Company, Inc. 2.042% (cost: $4,989,850 due 08/04/2022)	4,990,414	1.11	5,000,000
Glencore Funding LLC 1.252% (cost: $9,981,301 due 07/18/2022)	9,994,113	2.22	10,000,000
Harley-Davidson Financial Services, Inc. 1.467% (cost: $2,493,917 due 07/18/2022)	2,498,277	0.55	2,500,000
Harley-Davidson Financial Services, Inc. 1.558% (cost: $2,491,820 due 08/02/2022)	2,496,556	0.55	2,500,000
Hyundai Capital America, Inc. 2.014% (cost: $4,981,111 due 09/06/2022)	4,981,389	1.11	5,000,000
ITT Inc. 1.820% (cost: $4,990,950 due 08/05/2022)	4,991,201	1.11	5,000,000
Jabil Inc. 1.577% (cost: $7,488,552 due 07/15/2022)	7,495,421	1.67	7,500,000
Jabil Inc. 1.668% (cost: $2,496,196 due 07/18/2022)	2,498,040	0.55	2,500,000
Jabil Inc. 1.658% (cost: $2,894,418 due 07/22/2022)	2,897,209	0.65	2,900,000
Stanley Black & Decker, Inc. 1.244% (cost: $4,984,525 due 08/15/2022)	4,992,263	1.11	5,000,000
The Walt Disney Company 0.852% (cost: $7,489,907 due 07/15/2022)	7,497,521	1.66	7,500,000
The Williams Companies, Inc. 1.810% (cost: $4,992,000 due 07/29/2022)	4,993,000	1.11	5,000,000
V.F. Corporation 2.145% (cost: $7,463,647 due 09/20/2022)	7,464,090	1.66	7,500,000
Viatris Inc. 2.163% (cost: $14,975,813 due 07/14/2022)	14,988,354	3.33	15,000,000
Total commercial paper (cost: $181,471,876)	$181,652,805	40.32%
Total cash equivalents	$417,265,808	92.62%

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures SEP22 (3,563 contracts)	$39,003,567	8.66%	$157,484,600
CBOT wheat futures DEC22 (3,002 contracts)	26,515,339	5.89	135,165,050
CBOT wheat futures DEC23 (3,557 contracts)	28,481,915	6.32	157,886,338
Total commodity futures contracts	$94,000,821	20.87%	$450,535,988

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

TEUCRIUM WHEAT FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain on commodity futures contracts	$1,412,938	$7,160,668	$39,419,505	$10,080,116
Net change in unrealized (depreciation) appreciation on commodity futures contracts	(60,209,162)	3,250,623	(97,060,524)	(1,805,050)
Interest income	1,029,524	34,335	1,124,333	69,517
Total (loss) income	(57,766,700)	10,445,626	(56,516,686)	8,344,583

Expenses
Management fees	1,434,395	217,020	1,871,563	411,329
Professional fees	238,859	53,676	370,211	130,073
Distribution and marketing fees	632,036	157,640	887,465	298,681
Custodian fees and expenses	66,381	15,192	73,377	34,622
Business permits and licenses fees	13,751	2,170	26,714	21,601
General and administrative expenses	48,748	27,963	63,045	37,642
Total expenses	2,434,170	473,661	3,292,375	933,948

Expenses waived by the Sponsor	(339,308)	(95,936)	(425,164)	(124,651)

Total expenses, net	2,094,862	377,725	2,867,211	809,297

Net (loss) income	$(59,861,562)	$10,067,901	$(59,383,897)	$7,535,286

Net (loss) income per share	$(0.80)	$0.76	$1.65	$0.59
Net (loss) income per weighted average share	$(1.13)	$0.77	$(1.64)	$0.58
Weighted average shares outstanding	53,085,993	13,111,817	36,163,126	12,898,761

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2022	June 30, 2021
Operations
Net (loss) income	$(59,383,897)	$7,535,286
Capital transactions
Issuance of Shares	846,881,937	20,841,092
Redemption of Shares	(412,600,055)	(12,235,710)
Total capital transactions	434,281,882	8,605,382
Net change in net assets	374,897,985	16,140,668

Net assets, beginning of period	$75,621,587	$69,876,578

Net assets, end of period	$450,519,572	$86,017,246

Net asset value per share at beginning of period	$7.38	$6.16

Net asset value per share at end of period	$9.03	$6.75

Creation of Shares	79,475,000	3,300,000
Redemption of Shares	39,850,000	1,900,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2022	June 30, 2021
Cash flows from operating activities:
Net (loss) income	$(59,383,897)	$7,535,286
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Net change in unrealized depreciation on commodity futures contracts	97,060,524	1,805,050
Changes in operating assets and liabilities:
Due from broker	(110,216,006)	(5,453,399)
Interest receivable	(200,282)	(1,329)
Other assets	(1,940)	-
Due to broker	(213,708)	(2,571,103)
Management fee payable to Sponsor	421,124	10,234
Other liabilities	65,686	(13,154)
Net cash (used in) provided by operating activities	(72,468,499)	1,311,585

Cash flows from financing activities:
Proceeds from sale of Shares	844,514,387	21,148,922
Redemption of Shares	(385,500,155)	(14,698,350)
Net cash provided by financing activities	459,014,232	6,450,572

Net change in cash and cash equivalents	386,545,733	7,762,157
Cash and cash equivalents, beginning of period	72,841,616	68,946,725
Cash and cash equivalents, end of period	$459,387,349	$76,708,882

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

June 30, 2022

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022.

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

E D & F Man Capital Markets, Inc. (“E D & F Man”) and StoneX Financial Inc. (“StoneX”) serve as the Funds’ clearing brokers to execute and clear futures contracts and provide other brokerage-related services. E D & F Man and StoneX are each registered as futures commission merchants (“FCM”) with the U.S. CFTC and are members of the NFA. The clearing brokers are registered as a broker-dealers with the SEC and are each a member of FINRA. ED & F Man and StoneX are each clearing members of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar, and Wheat Futures Contracts E D & F Man is paid $11.00 per round turn. StoneX is paid $2.50 per round turn exclusive of pass-through fees for the exchange and the NFA. Additionally, if the monthly commissions paid by each Fund does not equal or exceed 20% on the StoneX Capital Requirement at 9.6% of the Exchange Maintenance Margin, each Fund will pay a true up to meet that return at the end of each month. These expenses are recognized on a per-trade basis. The half-turn is recognized as an unrealized loss on the statements of operations for contracts that have been purchased since the change in recognition, and a full turn is recognized as a realized loss on the statements of operations when a contract is sold. A summary of these expenses is included below.

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

	Three months ended June 30, 2022	Three months ended June 30, 2021	Six months ended June 30, 2022	Six months ended June 30, 2021
Amount Recognized for Custody Services	$66,381	$15,192	$73,377	$34,622
Amount of Custody Services Waived	$14,164	$-	$14,164	$-

Amount Recognized for Distribution Services	$30,172	$8,240	$42,546	$17,416
Amount of Distribution Services Waived	$8,751	$8,220	$14,931	$8,220

Amount Recognized for Wilmington Trust	$-	$-	$-	$-
Amount of Wilmington Trust Waived	$-	$-	$-	$-

Amount Recognized for Thales	$54,303	$16,173	$66,481	$30,666
Amount of Thales Waived	$54,303	$3,733	$66,481	$3,733

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

Brokerage Commissions

Beginning on August 21, 2019, the Sponsor began recognizing the expense for brokerage commissions for futures contract trades on a per-trade basis. Prior to the change, brokerage commissions on all open commodity futures contracts were accrued on the trade date and on a full-turn basis. The below table shows the amounts included on the statements of operations as total brokerage commissions paid inclusive of unrealized loss for the three and six months ended  June 30, 2022.

WEAT
Three Months Ended June 30, 2022	$198,392
Three Months Ended June 30, 2021	$11,048
Six Months Ended June 30, 2022	$279,543
Six Months Ended June 30, 2021	$22,523

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2019 to 2021, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2022 and for the years ended December 31, 2021, 2020 and 2019. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three and six months ended June 30, 2022 and 2021.

The Fund may be subject to potential examination by U.S. federal, U.S. state, or foreign jurisdictional authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions, and compliance with U.S. federal, U.S. state and foreign tax laws.

Creations and Redemptions

Authorized Purchasers may purchase Creation Baskets consisting of 25,000 shares from the Fund. The amount of the proceeds required to purchase a Creation Basket will be equal to the NAV of the shares in the Creation Basket determined as of 4:00 p.m.(ET) on the day the order to create the basket is properly received.

Authorized Purchasers may redeem shares from the Fund only in blocks of 25,000 shares called “Redemption Baskets.” The amount of the redemption proceeds for a Redemption Basket will be equal to the NAV of the shares in the Redemption Basket determined as of 4:00 p.m. (ET) on the day the order to redeem the basket is properly received.

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

	June 30, 2022	December 31, 2021
Money Market Funds	$235,613,003	$5,284,993
Demand Deposit Savings Accounts	42,121,541	30,064,031
Commercial Paper	181,652,805	37,492,592
Total cash and cash equivalents as presented on the Statement of Assets and Liabilities	$459,387,349	$72,841,616

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

The administrator, Global Fund Services, calculates the NAV of the Fund once each trading day. It calculates the NAV as of the earlier of the close of the NYSE or 4:00 p.m. (ET). The NAV for a particular trading day is released after 4:15 p.m. (ET).

In determining the value of Wheat Futures Contracts, the administrator uses the CBOT closing price. The administrator determines the value of all other Fund investments as of the earlier of the close of the NYSE or 4:00 p.m. (ET). The value of over-the-counter wheat interests is determined based on the value of the commodity or futures contract underlying such wheat interest, except that a fair value may be determined if the Sponsor believes that the Fund is subject to significant credit risk relating to the counterparty to such wheat interest. For purposes of financial statements and reports, the Sponsor will recalculate the NAV where necessary to reflect the “fair value” of a Futures Contract when the Futures Contract closes at its price fluctuation limit for the day. Short term Treasury securities held by the Fund are valued by the administrator using values received from recognized third-party vendors and dealer quotes. NAV includes any unrealized profit or loss on open wheat interests and any other income or expense accruing to the Fund but unpaid or not received by the Fund.

Sponsor Fee, Allocation of Expenses and Related Party Transactions

The Sponsor is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Trust and the Funds. In addition, the Sponsor elected not to outsource services directly attributable to the Trust and the Funds such as accounting, financial reporting, regulatory compliance, and trading activities, which the Sponsor performs itself. In addition, the Fund is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum.

The Fund generally pays for all brokerage fees, taxes, and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, FINRA, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays its portion of the fees and expenses associated with the Trust’s tax accounting and reporting requirements. Certain aggregate expenses common to all Funds within the Trust are allocated by the Sponsor to the respective Fund based on activity drivers deemed most appropriate by the Sponsor for such expenses, including but not limited to relative assets under management and creation order activity. These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Fund. Such expenses are primarily recorded as distribution and marketing fees in the financial statements of each Fund.

	Three months ended June 30, 2022	Three months ended June 30, 2021	Six months ended June 30, 2022	Six months ended June 30, 2021
Recognized Related Party Transactions	$479,251	$125,598	$653,054	$226,469
Waived Related Party Transactions	$194,587	$49,160	$224,587	$63,859

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

WEAT
Three months ended June 30, 2022	$339,308
Three months ended June 30, 2021	$95,936
Six months ended June 30, 2022	$425,164
Six months ended June 30, 2021	$124,651

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

On June 30, 2022 and December 31, 2021, in the opinion of the Trust and the Fund, the reported value of the Wheat Futures Contracts traded on the CBOT fairly reflected the value of the Wheat Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-03, related to fair value measurement (Topic 820) of equity securities subject to contractual sale restrictions. Under the clarified guidance, contractual restrictions on the sale of an equity security are not considered part of the unit of account of the equity security and, therefore, are not considered in measuring fair value, however they do require disclosures. The amendment was early adopted for the quarter ended June 30, 2022; the early adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2021-05: “Leases (Topic 842).” Under the amended guidance, a lessor should classify and account for a lease with variable lease payments that don’t depend on an index or a rate as an operating lease if the lease would’ve been classified as a sales-type lease or a direct financing lease in accordance with the lease classification guidance in Topic 842 and the lessor would’ve otherwise recognized a day-one loss. The amendment was adopted early for the quarter ended September 30, 2021; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of June 30, 2022 and December 31, 2021:

June 30, 2022

Assets:	Level 1	Level 2	Level 3	Balance as of June 30, 2022
Cash Equivalents	$417,265,808	$-	$-	$417,265,808

Liabilities	Level 1	Level 2	Level 3	Balance as of June 30, 2022
Commodity Futures Contracts
Wheat futures contracts	$94,000,821	$-	$-	$94,000,821

December 31, 2021

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2021
Cash Equivalents	$42,777,585	$-	$-	$42,777,585
Commodity Futures Contracts
Wheat futures contracts	3,714,672	-	-	3,714,672
Total	$46,492,257	$-	$-	$46,492,257

Liabilities	Level 1	Level 2	Level 3	Balance as of December 31, 2021
Commodity Futures Contracts
Wheat futures contracts	$654,969	$-	$-	$654,969

For the three and six months ended June 30, 2022 and year ended December 31, 2021, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the three and six months ended June 30, 2022 and for the year ended December 31, 2021, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk, and held by the FCMs, E D & F Man and StoneX as of June 30, 2022 and December 31, 2021.

*The amount of collateral presented in Collateral, Due from Broker, is limited to the liability for the futures contracts and accordingly does not include the excess collateral pledged.

Offsetting of Financial Liabilities and Derivative Liabilities as of June 30, 2022

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity Price
Wheat futures contracts	$94,000,821	$-	$94,000,821	$-	$94,000,821	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2021

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Wheat futures contracts	$3,714,672	$-	$3,714,672	$654,969	$213,708	$2,845,995

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2021

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity Price
Wheat futures contracts	$654,969	$-	$654,969	$654,969	$-	$-

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Three months ended June 30, 2022

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Wheat futures contracts	1,412,938	(60,209,162)

Three months ended June 30, 2021

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Wheat futures contracts	7,160,668	3,250,623

Six months ended June 30, 2022

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Wheat futures contracts	39,419,505	(97,060,524)

Six months ended June 30, 2021

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Wheat futures contracts	10,080,116	(1,805,050)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $501.1 million and $367.2 million respectively, for the three and six months ended June 30, 2022 and $87.9 million and $84.2 million for the three and six months ended June 30, 2021.

Note 6 – Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the three and six months ended June 30, 2022 and 2021. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Per Share Operation Performance
Net asset value at beginning of period	$9.83	$5.99	$7.38	$6.16
Income (loss) from investment operations:
Investment income	0.02	-	0.03	0.01
Net realized and unrealized (loss) gain on commodity futures contracts	(0.78)	0.79	1.70	0.64
Total expenses, net	(0.04)	(0.03)	(0.08)	(0.06)
Net (decrease) increase in net asset value	(0.80)	0.76	1.65	0.59
Net asset value at end of period	$9.03	$6.75	$9.03	$6.75
Total Return	(8.09)%	12.62%	22.44%	9.58%
Ratios to Average Net Assets (Annualized)
Total expenses	1.70%	2.18%	1.76%	2.27%
Total expenses, net	1.46%	1.74%	1.53%	1.97%
Net investment loss	(0.74)%	(1.58)%	(0.93)%	(1.80)%

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

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended June 30, 2022 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than those noted below:

The total net assets of the Fund decreased by $136,559,069, or 30%, for the period June 30, 2022 to August 8, 2022. This was driven by a 9% decrease in the NAV per share and a 23% decrease in the shares outstanding.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Cash equivalents	$1,870	$4,801
Interest receivable	5	3
Other assets	-	30
Equity in trading accounts:
Investments in securities, at fair value (cost $47,998,682 and $12,799,498 as of June 30, 2022 and December 31, 2021, respectively)	47,411,028	14,178,019
Total assets	47,412,903	14,182,853

Liabilities
Other liabilities	$5,079	$3,198

Net assets	$47,407,824	$14,179,655

Shares outstanding	1,525,002	525,002

Shares authorized	*	4,075,000

Net asset value per share	$31.09	$27.01

Market value per share	$31.07	$26.94

* On April 7, 2022, the Teucrium Agricultural Fund registered an indeterminate number of shares of the Fund pursuant to Rule 456(d) under the Securities Act of 1933.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

SCHEDULE OF INVESTMENTS

June 30, 2022

(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Exchange-traded funds
Teucrium Corn Fund	$11,326,035	23.89%	451,890
Teucrium Soybean Fund	12,346,054	26.04	456,126
Teucrium Sugar Fund	12,239,024	25.81	1,313,355
Teucrium Wheat Fund	11,499,915	24.26	1,273,058
Total exchange-traded funds (cost $47,998,682)	$47,411,028	100.00%

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X (cost $1,870)	$1,870	0.00%	1,870

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

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Income
Realized and unrealized gain (loss) on trading of securities:
Realized (loss) gain on securities	$(56,511)	$(12,070)	$662,112	$(60,430)
Net change in unrealized (depreciation) appreciation on securities	(3,725,560)	1,027,924	(1,966,175)	1,140,774
Interest income	32	1	50	5
Total (loss) income	(3,782,039)	1,015,855	(1,304,013)	1,080,349

Expenses
Professional fees	12,642	5,784	29,893	8,703
Distribution and marketing fees	48,232	15,180	82,149	20,085
Custodian fees and expenses	4,676	1,049	4,869	1,725
Business permits and licenses fees	1,846	1,794	10,721	8,919
General and administrative expenses	5,378	1,617	7,961	2,060
Other expenses	5	-	5	-
Total expenses	72,779	25,424	135,598	41,492

Expenses waived by the Sponsor	(59,160)	(21,459)	(114,163)	(35,595)

Total expenses, net	13,619	3,965	21,435	5,897

Net (loss) income	$(3,795,658)	$1,011,890	$(1,325,448)	$1,074,452

Net (loss) income per share	$(1.37)	$3.64	$4.08	$4.94
Net (loss) income per weighted average share	$(3.08)	$2.98	$(1.46)	$4.24
Weighted average shares outstanding	1,230,634	339,013	909,394	253,455

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2022	June 30, 2021
Operations
Net (loss) income	$(1,325,448)	$1,074,452
Capital transactions
Issuance of Shares	43,329,051	8,007,179
Redemption of Shares	(8,775,434)	(568,240)
Total capital transactions	34,553,617	7,438,939
Net change in net assets	33,228,169	8,513,391

Net assets, beginning of period	$14,179,655	$1,584,388

Net assets, end of period	$47,407,824	$10,097,779

Net asset value per share at beginning of period	$27.01	$21.12

Net asset value per share at end of period	$31.09	$26.06

Creation of Shares	1,287,500	337,500
Redemption of Shares	287,500	25,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2022	June 30, 2021
Cash flows from operating activities:
Net (loss) income	$(1,325,448)	$1,074,452
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Net change in unrealized depreciation (appreciation) on securities	1,966,175	(1,140,774)
Changes in operating assets and liabilities:
Net sale of investments in securities	(35,199,184)	(7,373,783)
Interest receivable	(2)	-
Other assets	30	(231)
Other liabilities	1,881	557
Net cash used in operating activities	(34,556,548)	(7,439,779)

Cash flows from financing activities:
Proceeds from sale of Shares	43,329,051	8,007,179
Redemption of Shares	(8,775,434)	(568,240)
Net cash provided by financing activities	34,553,617	7,438,939

Net change in cash and cash equivalents	(2,931)	(840)
Cash and cash equivalents, beginning of period	4,801	2,786
Cash and cash equivalents, end of period	$1,870	$1,946

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

June 30, 2022

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

While the Fund expects to maintain substantially all of its assets in shares of the Underlying Funds at all times, the Fund may hold some residual amount of assets in obligations of the United States government (“Treasury Securities”) or cash equivalents, and/or merely hold such assets in cash (generally in interest-bearing accounts). The Underlying Funds invest in Commodity Interests to the fullest extent possible without being leveraged or unable to satisfy their expected current or potential margin or collateral obligations with respect to their investments in Commodity Interests. After fulfilling such margin and collateral requirements, the Underlying Funds will invest the remainder of the proceeds from the sale of baskets in short term Treasury Securities or cash equivalents, and/or merely hold such assets in cash. Therefore, the focus of the Sponsor in managing the Underlying Funds is investing in Commodity Interests and in cash and/or cash equivalents. The Fund and Underlying Funds will seek to earn interest income from the short-term Treasury Securities and/or cash equivalents that it purchases and on the cash, it holds through the Fund’s custodian.

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022.

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

E D & F Man Capital Markets, Inc. (“E D & F Man”) and StoneX Financial Inc. (“StoneX”) serve as the Underlying Funds’ clearing brokers to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. E D & F Man and StoneX are each registered as futures commission merchants (“FCM”) with the U.S. CFTC and are members of the NFA. The clearing brokers are registered as a broker-dealers with the SEC and are each a member of FINRA. ED & F Man and StoneX are each clearing members of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar, and Wheat Futures Contracts E D & F Man is paid $11.00 per round turn. StoneX is paid $2.50 per round turn exclusive of pass-through fees for the exchange and the NFA. Additionally, if the monthly commissions paid by each Fund does not equal or exceed 20% return on the StoneX Capital Requirement at 9.6% of the Exchange Maintenance Margin, each Fund will pay a true up to meet that return at the end of each month. These expenses are recognized on a per-trade basis. The half-turn is recognized as an unrealized loss on the statements of operations for contracts that have been purchased since the change in recognition, and a full turn is recognized as a realized loss on the statements of operations when a contract is sold. A summary of these expenses is included below.

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

	Three months ended June 30, 2022	Three months ended June 30, 2021	Six months ended June 30, 2022	Six months ended June 30, 2021
Amount Recognized for Custody Services	$4,676	$1,049	$4,869	$1,725
Amount of Custody Services Waived	$4,676	$1,049	$4,869	$1,725

Amount Recognized for Distribution Services	$2,043	$682	$3,760	$1,027
Amount of Distribution Services Waived	$2,043	$682	$3,760	$869

Amount Recognized for Wilmington Trust	$-	$-	$-	$-
Amount of Wilmington Trust Waived	$-	$-	$-	$-

Amount Recognized for Thales	$3,565	$1,255	$6,255	$1,758
Amount of Thales Waived	$-	$1,255	$2,690	$1,758

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2019 to 2021, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. This policy has been applied to all existing tax positions upon the Fund’s initial adoption. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2022 and for the years ended December 31, 2021, 2020 and 2019. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three and six months ended June 30, 2022 and 2021.

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

Authorized Purchasers may purchase Creation Baskets consisting of 12,500 shares from the Fund. The amount of the proceeds required to purchase a Creation Basket will be equal to the NAV of the shares in the Creation Basket determined as of 4:00 p.m. (ET) on the day the order to create the basket is received in good order.

Authorized Purchasers may redeem shares from the Fund only in blocks of 12,500 shares called “Redemption Baskets.” The amount of the redemption proceeds for a Redemption Basket will be equal to the NAV of the shares in the Redemption Basket determined as of 4:00 p.m. (ET) on the day the order to redeem the basket is received in good order.

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

Cash Equivalents

Cash equivalents are highly liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short term maturities. The Fund has these balances of its assets on deposit with banks. Assets deposited with a financial institution may, at times, exceed federally insured limits. TAGS had a balance of $1,870 and $4,801 in money market funds at June 30, 2022 and December 31, 2021, respectively; these balances are included in cash equivalents on the statements of assets and liabilities.

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

The administrator, Global Fund Services, will calculate the NAV of the Fund once each trading day. It will calculate the NAV as of the earlier of the close of the New York Stock Exchange or 4:00 p.m. (ET). The NAV for a particular trading day will be released after 4:15 p.m. (ET).

For purposes of determining the Fund’s NAV, the Fund’s investments in the Underlying Funds will be valued based on the Underlying Funds’ NAVs. In turn, in determining the value of the Futures Contracts held by the Underlying Funds, the Administrator will use the closing price on the exchange on which they are traded. The Administrator will determine the value of all other Funds and Underlying Fund investments as of the earlier of the close of the New York Stock Exchange or 4:00 p.m. (ET), in accordance with the current Services Agreement between the Administrator and the Trust. The value of over-the-counter Commodity Interests will be determined based on the value of the commodity or Futures Contract underlying such Commodity Interest, except that a fair value may be determined if the Sponsor believes that the Underlying Fund is subject to significant credit risk relating to the counterparty to such Commodity Interest. For purposes of financial statements and reports, the Sponsor will recalculate the NAV of an Underlying Fund where necessary to reflect the “fair value” of a Futures Contract held by an Underlying Fund when a Futures Contract held by an Underlying Fund closes at its price fluctuation limit for the day. Short term Treasury Securities held by the Fund or Underlying Funds will be valued by the Administrator using values received from recognized third-party vendors (such as Reuters) and dealer quotes. NAV will include any unrealized profit or loss on open Commodity Interests and any other credit or debit accruing to the Fund but unpaid or not received by the Fund.

Sponsor Fee Allocation of Expenses and Related Party Transactions

The Sponsor is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Trust and the Funds. In addition, the Sponsor elected not to outsource services directly attributable to the Trust and the Funds such as accounting, financial reporting, regulatory compliance, and trading activities. The Sponsor does not receive a management fee from the Fund. The Sponsor receives a management fee from each Underlying Fund at the annual rate of 1.00% of such Underlying Fund’s average daily net assets, payable monthly. The Sponsor can elect to waive the payment of this fee for any Underlying Fund in any amount at its sole discretion, at any time and from time to time, in order to reduce the Fund’s expenses or for any other purpose.

The Fund generally pays for all brokerage fees, taxes, and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, FINRA, formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays its portion of the fees and expenses associated with the Trust’s tax accounting and reporting requirements. Certain aggregate expenses common to all Funds within the Trust are allocated by the Sponsor to the respective funds based on activity drivers deemed most appropriate by the Sponsor for such expenses, including but not limited to relative assets under management and creation order activity.

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

	Three months ended June 30, 2022	Three months ended June 30, 2021	Six months ended June 30, 2022	Six months ended June 30, 2021
Recognized Related Party Transactions	$33,344	$11,217	$58,191	$15,107
Waived Related Party Transactions	$25,844	$9,060	$46,978	$11,053

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

TAGS
Three months ended June 30, 2022	$59,160
Three months ended June 30, 2021	$21,459
Six months ended June 30, 2022	$114,163
Six months ended June 30, 2021	$35,595

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-03, related to fair value measurement (Topic 820) of equity securities subject to contractual sale restrictions. Under the clarified guidance, contractual restrictions on the sale of an equity security are not considered part of the unit of account of the equity security and, therefore, are not considered in measuring fair value, however they do require disclosures. The amendment was early adopted for the quarter ended June 30, 2022; the early adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2021-05: “Leases (Topic 842).” Under the amended guidance, a lessor should classify and account for a lease with variable lease payments that don’t depend on an index or a rate as an operating lease if the lease would’ve been classified as a sales-type lease or a direct financing lease in accordance with the lease classification guidance in Topic 842 and the lessor would’ve otherwise recognized a day-one loss. The amendment was adopted early for the quarter ended September 30, 2021; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

On June 30, 2022 and December 31, 2021, the reported value at the close of the market for each commodity contract fairly reflected the value of the futures and no alternative valuations were required.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of June 30, 2022 and December 31, 2021:

June 30, 2022

Assets:	Level 1	Level 2	Level 3	Balance as of June 30, 2022
Exchange Traded Funds	$47,411,028	$-	$-	$47,411,028
Cash Equivalents	1,870	-	-	1,870
Total	$47,412,898	$-	$-	$47,412,898

December 31, 2021

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2021
Exchange Traded Funds	$14,178,019	$-	$-	$14,178,019
Cash Equivalents	4,801	-	-	4,801
Total	$14,182,820	$-	$-	$14,182,820

For the three and six months ended June 30, 2022, and the year ended December 31, 2021, the reported value at the close of the market for each commodity contract fairly reflected the value of the futures and no alternative valuations were required. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the three and six months ended June 30, 2022 and 2021. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Per Share Operation Performance
Net asset value at beginning of period	$32.45	$22.42	$27.01	$21.12
Income (loss) from investment operations:
Net realized and unrealized (loss) gain on investment transactions	(1.36)	3.65	4.10	4.96
Total expenses, net	(0.01)	(0.01)	(0.02)	(0.02)
Net (decrease) increase in net asset value	(1.37)	3.64	4.08	4.94
Net asset value at end of period	$31.09	$26.06	$31.09	$26.06
Total Return	(4.21)%	16.24%	15.10%	23.39%
Ratios to Average Net Assets (Annualized)
Total expenses	0.69%	1.20%	0.92%	1.37%
Total expenses, net	0.13%	0.19%	0.14%	0.19%
Net investment loss	(0.13)%	(0.19)%	(0.14)%	(0.19)%

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

Note 7 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended June 30, 2022 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund.

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

Overview/Introduction

Teucrium Commodity Trust (“Trust”), a Delaware statutory trust organized on September 11, 2009, is a series trust consisting of five series: Teucrium Corn Fund (“CORN”), Teucrium Sugar Fund (“CANE”), Teucrium Soybean Fund (“SOYB”), Teucrium Wheat Fund (“WEAT”), Teucrium Agricultural Fund (“TAGS”) and Hashdex Bitcoin Futures ETF (“DEFI”). All of the series of the Trust are collectively referred to as the “Funds” and singularly as the “Fund.” Each Fund is a commodity pool that is a series of the Trust. The Funds issue common units, called the “Shares,” representing fractional undivided beneficial interests in a Fund. Effective as of April 26, 2019, the Trust and the Funds operate pursuant to the Trust’s Fifth Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”).

Hashdex Bitcoin Futures ETF is a new series of the Teucrium Commodity Trust, and has not yet been declared effective by the SEC. On May 20, 2021, an initial registration statement for DEFI was filed with the Securities and Exchange Commission (“SEC”). As of June 30, 2022, the registration statement for DEFI had not yet been declared effective by the SEC. As of May 31, 2022, the Sponsor has contributed $100 to the Fund.

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

A climate of uncertainty and panic, including the contagion of the COVID-19 virus and other infectious viruses or diseases, may adversely affect global, regional, and local economies and reduce the availability of potential investment opportunities, and increases the difficulty of performing due diligence and modeling market conditions, potentially reducing the accuracy of financial projections. Under these circumstances, the Funds may have difficulty achieving their investment objectives which may adversely impact performance. Further, such events can be highly disruptive to economies and markets, significantly disrupt the operations of individual companies (including, but not limited to, the Funds’ Sponsor and third-party service providers), sectors, industries, markets, securities and commodity exchanges, currencies, interest and inflation rates, credit ratings, investor sentiment, and other factors affecting the value of the Funds’ investments. These factors could cause substantial market volatility, exchange trading suspensions and closures that could impact the ability of the Funds to complete redemptions and otherwise affect Fund performance and Fund trading in the secondary market. A widespread crisis may also affect the global economy in ways that cannot necessarily be foreseen at the current time. How long such events will last and whether they will continue or recur cannot be predicted. Impacts from these events could have significant impact on a Fund’s performance, resulting in losses to your investment. The global economic shocks being experienced as of the date hereof may cause the underlying assumptions and expectations of the Funds to become outdated quickly or inaccurate, resulting in significant losses.

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

Each Benchmark is rebalanced periodically to ensure that each of the Benchmark Component Futures Contracts is weighted in the same proportion as in the investment objective for each Fund. The following tables reflect the June 30, 2022, Benchmark Component Futures Contracts weights for each of the Funds, the contract held is identified by the generally accepted nomenclature of contract month and year, which may differ from the month in which the contract expires:

CORN Benchmark Component Futures Contracts	Notional Value	Weight (%)

CBOT Corn Futures (2,636 contracts, JUL22)	$82,869,250	35%
CBOT Corn Futures (2,297 contracts, SEP22)	71,178,288	30
CBOT Corn Futures (2,900 contracts, DEC22)	84,680,000	35

Total at June 30, 2022	$238,727,538	100%

SOYB Benchmark Component Futures Contracts	Notional Value	Weight (%)

CBOT Soybean Futures (360 contracts, NOV22)	$26,244,000	35%
CBOT Soybean Futures (308 contracts, JAN23)	22,518,650	30
CBOT Soybean Futures (394 contracts, NOV23)	26,329,050	35

Total at June 30, 2022	$75,091,700	100%

CANE Benchmark Component Futures Contracts	Notional Value	Weight (%)

ICE Sugar Futures (538 contracts, MAR23)	$11,310,051	35%
ICE Sugar Futures (477 contracts, MAY23)	9,728,510	30
ICE Sugar Futures (562 contracts, MAR24)	11,348,803	35

Total at June 30, 2022	$32,387,364	100%

WEAT Benchmark Component Futures Contracts	Notional Value	Weight (%)

CBOT Wheat Futures (3,563 contracts, SEP22)	$157,484,600	35%
CBOT Wheat Futures (3,002 contracts, DEC22)	135,165,050	30
CBOT Wheat Futures (3,557 contracts, DEC23)	157,886,338	35

Total at June 30, 2022	$450,535,988	100%

TAGS Benchmark Component Futures Contracts	Fair Value	Weight (%)
Shares of Teucrium Corn Fund (451,890 shares)	$11,326,035	24%
Shares of Teucrium Soybean Fund (456,126 shares)	12,346,054	26
Shares of Teucrium Wheat Fund (1,273,058 shares)	11,499,915	24
Shares of Teucrium Sugar Fund (1,313,355 shares)	12,239,024	26

Total at June 30, 2022	$47,411,028	100%

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

The Funds seek to earn interest and other income (“interest income”) from cash equivalents that it purchases and, on the cash it holds through the Custodian or other financial institutions. The Sponsor anticipates that the interest income will increase the NAV of each Fund. The Funds apply the interest income to the acquisition of additional investments or use it to pay its expenses. If the Fund reinvests the earned interest income, it makes investments that are consistent with its investment objectives as disclosed. Any cash equivalent invested by a Fund will have original maturity dates of three and six months or less at inception. Any cash equivalent invested by a Fund will be deemed by the Sponsor to be of investment grade quality. As of June 30, 2022, available cash balances in each of the Funds were invested in the First American Government Obligations Fund – Class X, Goldman Sachs Financial Square Government Fund, in demand deposits at Capital One, and in commercial paper with maturities of ninety days or less. Additionally, the CORN, SOYB, CANE and WEAT Funds may invest a portion of the amount of funds required to be deposited with the FCM as initial margin in U.S. Treasury obligations with time to maturity of 90 days or less. The obligations are purchased and held in the respective Fund accounts through the FCM.

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

The Sponsor

Teucrium Trading, LLC is the sponsor of the Trust and each of the series of the Trust. The Sponsor is a Delaware limited liability company, formed on July 28, 2009. The principal office is located at Three Main Street, Suite 215, Burlington, Vermont 05401. The Sponsor is registered as a commodity pool operator (“CPO”) and a commodity trading adviser (“CTA”) with the Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association (“NFA”). Teucrium Investment Advisors, LLC, a wholly owned subsidiary of Teucrium Trading, LLC, is a Delaware limited liability company, which was formed on January 4, 2022. Teucrium Investment Advisors, LLC is a U.S. SEC registered investment advisor. Teucrium Investment Advisors, LLC was registered with the CFTC as a CPO on May 2, 2022, a CTA on May 2, 2022, and a Swap Firm on May 9, 2022. Teucrium Investment Advisors, LLC became a member of the NFA on May 9, 2022.

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

Performance Summary

This report covers the periods from January 1 to June 30, 2022 for each Fund. Total expenses are presented both gross and net of any expenses waived or paid by the Sponsor that would have been incurred by the Funds (“expenses waived by the Sponsor”).

CORN Per Share Operation Performance
Net asset value at beginning of period	$21.58
Income from investment operations:
Investment income	0.08
Net realized and unrealized gain on commodity futures contracts	3.62
Total expenses	(0.22)
Net increase in net asset value	3.48
Net asset value end of period	$25.06
Total Return	16.14%
Ratios to Average Net Assets (Annualized)
Total expenses	1.95%
Total expenses, net	1.64%
Net investment loss	(1.08)%

SOYB Per Share Operation Performance
Net asset value at beginning of period	$22.77
Income from investment operations:
Investment income	0.08
Net realized and unrealized gain on commodity futures contracts	4.46
Total expenses	(0.24)
Net increase in net asset value	4.30
Net asset value at end of period	$27.07
Total Return	18.86%
Ratios to Average Net Assets (Annualized)
Total expenses	2.03%
Total expenses, net	1.76%
Net investment loss	(1.22)%

CANE Per Share Operation Performance
Net asset value at beginning of period	$9.23
Income from investment operations:
Investment income	0.02
Net realized and unrealized gain on commodity futures contracts	0.15
Total expenses	(0.08)
Net increase in net asset value	0.09
Net asset value at end of period	$9.32
Total Return	1.01%
Ratios to Average Net Assets (Annualized)
Total expenses	2.27%
Total expenses, net	1.72%
Net investment loss	(1.21)%

WEAT Per Share Operation Performance
Net asset value at beginning of period	$7.38
Income from investment operations:
Investment income	0.03
Net realized and unrealized gain on commodity futures contracts	1.70
Total expenses	(0.08)
Net increase in net asset value	1.65
Net asset value at end of period	$9.03
Total Return	22.44%
Ratios to Average Net Assets (Annualized)
Total expenses	1.76%
Total expenses, net	1.53%
Net investment loss	(0.93)%

TAGS Per Share Operation Performance
Net asset value at beginning of period	$27.01
Income from investment operations:
Net realized and unrealized gain on investment transactions	4.10
Total expenses	(0.02)
Net increase in net asset value	4.08
Net asset value at end of period	$31.09
Total Return	15.10%
Ratios to Average Net Assets (Annualized)
Total expenses	0.92%
Total expenses, net	0.14%
Net investment loss	(0.14)%

Past performance of a Fund is not necessarily indicative of future performance.

Results of Operations

The following includes a section for each Fund of the Trust.

The discussion below addresses the material changes in the results of operations for the three and six months ended June 30, 2022 compared to the same period in 2021. The following includes a section for each Fund of the Trust for the periods in which each Fund was in operation. CORN, SOYB, WEAT, CANE and TAGS each operated for the entirety of all periods.

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

The Sponsor is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency, compliance, and other necessary services to the Fund, including services directly attributable to the Fund such as accounting, financial reporting, regulatory compliance, and trading activities. In some cases, at its discretion, the Sponsor may elect not to outsource certain of these expenses. In addition, the Funds, except for TAGS which has no such fee, are contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum.

The Funds generally pay for all brokerage fees, taxes, and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. Each Fund also pays its portion of the fees and expenses associated with the Trust’s tax accounting and reporting requirements. Certain aggregate expenses common to all Funds within the Trust are allocated by the Sponsor to the respective funds based on activity drivers deemed most appropriate by the Sponsor for such expenses, including but not limited to relative assets under management and creation order activity. These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to services provided by the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Funds and are, primarily, included as distribution and marketing fees on the statements of operations. These amounts, for the Trust and for each Fund, are detailed in the notes to the financial statements included in Part I of this filing.

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

On June 30, 2022, the Corn Fund held a total of CBOT Corn Futures contracts with a notional value of $238,727,538. The contracts had a liability fair value of $21,618,156. The weighting of the notional value of the contracts is as follows: (1) 35% to the SEP22 contracts, the second to expire CBOT Corn Futures Contract, (2) 30% to DEC22 CBOT contracts, the third to expire CBOT Corn Futures Contract, and (3) 35% to DEC23 CBOT contracts, the CBOT Corn Futures Contract expiring in the December following the expiration month of the third to expire contract.

	Quarter Ending	Quarter Ending	Quarter Ending
	June 30, 2022	June 30, 2021	March 31, 2022
Total Net Assets	$238,731,929	$177,431,275	$222,124,501
Shares Outstanding	9,525,004	8,275,004	8,175,004
Net Asset Value per share	$25.06	$21.44	$27.17
Closing Price	$25.16	$21.37	$27.16

Total net assets for the Fund increased year over year by 35%, driven by a combination of an increase in total shares outstanding of 1,250,000 shares or 15% and an increase in the NAV per share of $3.62 or 17%. The net assets for the Fund increased by 7% when comparing June 30, 2022 to March 31, 2022. The change in total net assets year over year, in the opinion of management, was generally due to a combination of appreciation of commodity prices and investor in-flows which was driven by the war in Ukraine, supply disruptions and rising crop input costs.

For the Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021

	Three Months Ended	Three Months Ended
	June 30, 2022	June 30, 2021
Average daily total net assets	$290,604,391	$182,460,350
Net realized and unrealized (loss) gain on futures contracts	$(24,994,954)	$33,506,987
Interest income earned on cash equivalents	$531,679	$73,380
Annualized interest yield based on average daily total net assets	0.18%	0.04%
Net (Loss) Income	$(25,497,060)	$32,785,093
Weighted average share outstanding	10,146,433	9,091,488
Management Fees	$724,521	$454,901
Total gross fees and other expenses excluding management fees	$530,742	$661,888
Brokerage Commissions	$102,336	$41,225
Expenses waived by the Sponsor	$221,478	$321,515
Total gross expense ratio	1.73%	2.46%
Total expense ratio net of expenses waived by the Sponsor	1.43%	1.75%
Net investment loss	0.69%	1.59%
Creation of Shares	3,600,000	1,250,000
Redemption of Shares	2,250,000	2,525,000

For the Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021
Average daily total net assets	$222,388,195	$170,506,613
Net realized and unrealized gain on futures contracts	$11,468,357	$53,625,198
Interest income earned on cash equivalents	$618,304	$150,938
Annualized interest yield based on average daily total net assets	0.28%	0.09%
Net Income	$10,278,895	$52,096,936
Weighted average share outstanding	8,266,993	9,265,335
Management Fees	$1,102,802	$845,526
Total gross fees and other expenses excluding management fees	$1,050,819	$1,275,455
Brokerage Commissions	$133,575	$75,191
Expenses waived by the Sponsor	$345,855	$441,781
Total gross expense ratio	1.95%	2.51%
Total expense ratio net of expenses waived by the Sponsor	1.64%	1.99%
Net investment loss	1.08%	1.81%
Creation of Shares	6,550,000	3,400,000
Redemption of Shares	2,625,000	4,025,000

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

The increase in interest and other income year over year was due to an increase in net assets from the second half of 2021 and strong economic activity and employment levels. As a result, the amount of interest income earned as a percentage of average daily total net assets was higher in the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021. The Fund seeks to earn interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper. These interest rate levels may be lower or higher than the projected interest rates stated in the prospectuses and thus will impact your breakeven point.

The increase in management fee paid to the Sponsor for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 was a result of higher average net assets. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets. Other than the management fee to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day-to-day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one year, or commitments regardless of the level of assets under management. The structure of the Fund and the nature of the expenses are such that as total net assets grow, there is a scalability of expenses that may allow the total expense ratio to be reduced. However, if total net assets for the Fund fall, the total expense ratio of the Fund will increase unless additional reductions are made by the Sponsor to the daily expense accruals. The Sponsor can elect to adjust the daily expense accruals at its discretion based on market conditions and other Fund considerations.

The decrease in total gross fees and other expenses excluding management fees for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 was generally due to the decrease in average net assets relative to the other Funds. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The increase in total brokerage commissions for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021, was primarily due to an increase in contracts purchased, liquidated, and rolled. Additionally, fees were paid to StoneX Financial Inc. for FCM Capital Requirements at 9.6% of Exchange Maintenance Margin in 2022.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to June 30, 2022 and serves to illustrate the relative changes of these components.

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

On June 30, 2022, the Fund held a total of CBOT soybean futures contracts with a notional value of $75,091,700. The contracts had an asset fair value of $1,149,852 and a liability fair value of $378,260. The weighting of the notional value of the contracts is as follows: (1) 35% to NOV22 CBOT contracts, (2) 30% to JAN23 CBOT contracts, and (3) 35% to NOV23 CBOT contracts.

	Quarter Ending	Quarter Ending	Quarter Ending
	June 30, 2022	June 30, 2021	March 31, 2022
Total Net Assets	$75,109,727	$70,777,806	$64,225,822
Shares Outstanding	2,775,004	2,975,004	2,400,004
Net Asset Value per share	$27.07	$23.79	$26.76
Closing Price	$27.06	$23.70	$26.71

Total net assets for the Fund increased year over year by 6%, driven by a combination of a decrease in total shares outstanding of 200,000 shares or -7% and partially offset by an increase in the NAV per share of $3.28 or 14%. The net assets for the Fund increased by 17% when comparing June 30, 2022 to March 31, 2022. The change in total net assets year over year, in the opinion of management, was generally due to a combination of appreciation of commodity prices and investor in-flows which was driven by the war in Ukraine, supply disruptions and rising crop input costs.

For the Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021

	Three Months Ended	Three Months Ended
	June 30, 2022	June 30, 2021
Average daily total net assets	$81,002,331	$87,897,948
Net realized and unrealized gain (loss) on futures contracts	$(182,830)	$8,347,832
Interest income earned on cash and cash equivalents	$156,528	$37,192
Annualized interest yield based on average daily total net assets	0.19%	0.04%
Net Income (Loss)	$(322,648)	$8,007,373
Weighted average share outstanding	2,881,323	3,851,652
Management Fees	$201,951	$219,143
Total gross fees and other expenses excluding management fees	$132,541	$401,927
Brokerage Commissions	$8,686	$6,543
Expenses waived by the Sponsor	$38,146	$243,419
Total gross expense ratio	1.66%	2.83%
Total expense ratio net of expenses waived by the Sponsor	1.47%	1.72%
Net investment loss	0.69%	1.55%
Creation of Shares	825,000	-
Redemption of Shares	450,000	1,250,000

For the Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021
Average daily total net assets	$68,092,840	$93,014,843
Net realized and unrealized gain (loss) on futures contracts	$7,784,588	$17,777,777
Interest income earned on cash and cash equivalents	$184,364	$84,629
Annualized interest yield based on average daily total net assets	0.27%	0.09%
Net Income (Loss)	$7,374,237	$16,907,589
Weighted average share outstanding	2,506,772	4,301,109
Management Fees	$337,666	$461,252
Total gross fees and other expenses excluding management fees	$346,611	$799,561
Brokerage Commissions	$15,206	$21,735
Expenses waived by the Sponsor	$89,562	$305,996
Total gross expense ratio	2.03%	2.73%
Total expense ratio net of expenses waived by the Sponsor	1.76%	2.07%
Net investment loss	1.22%	1.89%
Creation of Shares	1,350,000	900,000
Redemption of Shares	550,000	2,500,000

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

The increase in interest and other income year over year was due to higher interest rates for the year and was partially offset due to an increase in inflation from the second half of 2021 and strong economic activity and employment levels. As a result, the amount of interest income earned as a percentage of average daily total net assets was higher in the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021. The Fund seeks to earn interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper. These interest rate levels may be lower or higher than the projected interest rates stated in the prospectuses and thus will impact your breakeven point.

The decrease in management fee paid to the Sponsor for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was a result of lower average net assets. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets. Other than the management fee to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day-to-day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one year, or commitments regardless of the level of assets under management. The structure of the Fund and the nature of the expenses are such that as total net assets grow, there is a scalability of expenses that may allow the total expense ratio to be reduced. However, if total net assets for the Fund fall, the total expense ratio of the Fund will increase unless additional reductions are made by the Sponsor to the daily expense accruals. The Sponsor can elect to adjust the daily expense accruals at its discretion based on market conditions and other Fund considerations.

The decrease in total gross fees and other expenses excluding management fees for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 was generally due to the decrease in average net assets year over year and average net assets relative to the other Funds. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The increase/decrease in total brokerage commissions for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021, was primarily due to an increase in contracts purchased, liquidated, and rolled. Additionally, fees were paid to StoneX Financial Inc. for FCM Capital Requirements at 9.6% of Exchange Maintenance Margin in 2022.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to June 30, 2022 and serves to illustrate the relative changes of these components.

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

On June 30, 2022, the Fund held a total of ICE sugar futures contracts with a notional value of $32,387,364. The contracts had an asset fair value of $10,878 and a liability fair value of $279,100. The weighting of the notional value of the contracts is as follows: (1) 35% to the MAR23 ICE No 11 contracts, (2) 30% to the MAY23 ICE No 11 contracts, and (3) 35% to the MAR24 ICE No 11 contracts.

	Quarter Ending	Quarter Ending	Quarter Ending
	June 30, 2022	June 30, 2021	March 31, 2022
Total Net Assets	$32,383,073	$22,049,153	$25,491,461
Shares Outstanding	3,475,004	2,600,004	2,650,004
Net Asset Value per share	$9.32	$8.48	$9.62
Closing Price	$9.32	$8.49	$9.65

Total net assets for the Fund increased year over year by 47%, driven by a combination of an increase in total shares outstanding of 875,000 or 34% and an increase in the NAV per share of $0.84 or 10%. The net assets for the Fund increased by 27% when comparing June 30, 2022 to March 31, 2022. This change was, in the opinion of management, due to the stabilization of prices worldwide, strong demand and with modestly higher production which accelerated investor interest.

For the Three Months Ended June 30, 2022 Compared to the Three  Months Ended June 30, 2021

	Three Months Ended	Three Months Ended
	June 30, 2022	June 30, 2021
Average daily total net assets	$35,226,621	$18,689,932
Net realized and unrealized gain (loss) on futures contracts	$(1,773,422)	$3,176,110
Interest income earned on cash and cash equivalents	$61,792	$5,701
Annualized interest yield based on average daily total net assets	0.18%	0.03%
Net Income (Loss)	$(1,835,263)	$3,103,340
Weighted average share outstanding	3,644,509	2,329,674
Management Fees	$87,825	$46,597
Total gross fees and other expenses excluding management fees	$85,179	$63,423
Brokerage Commissions	$20,341	$8,957
Expenses waived by the Sponsor	$49,371	$31,549
Total gross expense ratio	1.97%	2.36%
Total expense ratio net of expenses waived by the Sponsor	1.41%	1.68%
Net investment loss	0.70%	1.56%
Creation of Shares	1,900,000	600,000
Redemption of Shares	1,075,000	175,000

For the Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021
Average daily total net assets	$28,722,361	$16,659,384
Net realized and unrealized gain (loss) on futures contracts	$(795,519)	$3,822,748
Interest income earned on cash and cash equivalents	$72,490	$12,089
Annualized interest yield based on average daily total net assets	0.25%	0.07%
Net Income (Loss)	$(967,836)	$3,670,155
Weighted average share outstanding	3,036,330	2,182,739
Management Fees	$142,431	$82,612
Total gross fees and other expenses excluding management fees	$180,613	$140,109
Brokerage Commissions	$26,536	$12,434
Expenses waived by the Sponsor	$78,237	$58,039
Total gross expense ratio	2.27%	2.70%
Total expense ratio net of expenses waived by the Sponsor	1.72%	1.99%
Net investment loss	1.21%	1.84%
Creation of Shares	2,600,000	875,000
Redemption of Shares	1,600,000	175,000

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

The increase in interest and other income year over year was due to an increase in net assets and interest rates from the second half of 2021 and strong economic activity and employment levels. As a result, the amount of interest income earned as a percentage of average daily total net assets was higher in the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021. The Fund seeks to earn interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper. These interest rate levels may be lower or higher than the projected interest rates stated in the prospectuses and thus will impact your breakeven point.

The increase in management fee paid to the Sponsor for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 was a result of higher average net assets. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets. Other than the management fee to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day-to-day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one year, or commitments regardless of the level of assets under management. The structure of the Fund and the nature of the expenses are such that as total net assets grow, there is a scalability of expenses that may allow the total expense ratio to be reduced. However, if total net assets for the Fund fall, the total expense ratio of the Fund will increase unless additional reductions are made by the Sponsor to the daily expense accruals. The Sponsor can elect to adjust the daily expense accruals at its discretion based on market conditions and other Fund considerations.

The increase in total gross fees and other expenses excluding management fees for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 was generally due to the increase in average net assets in the period. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The increase in total brokerage commissions for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021, was primarily due to an increase in contracts purchased, liquidated, and rolled. Additionally, fees were paid to StoneX Financial Inc. for FCM Capital Requirements at 9.6% of Exchange Maintenance Margin in 2022.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to June 30, 2022 and serves to illustrate the relative changes of these components.

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

On June 30, 2022, the Fund held a total of CBOT wheat futures contracts with a notional value of $450,535,988. The contracts had a liability fair value of $94,000,821. The weighting of the notional value contracts is as follows: (1) 35% to SEP22 CBOT contracts, (2) 30% to DEC22 CBOT contracts, and (3) 35% to DEC23 CBOT contracts.

	Quarter Ending	Quarter Ending	Quarter Ending
	June 30, 2022	June 30, 2021	March 31, 2022
Total Net Assets	$450,519,572	$86,017,246	$492,639,237
Shares Outstanding	49,875,004	12,750,004	50,125,004
Net Asset Value per share	$9.03	$6.75	$9.83
Closing Price	$9.04	$6.77	$9.86

Total net assets for the Fund increased year over year by 424%, driven by a combination of an increase in total shares outstanding of 37,125,000 or 291% and an increase in the NAV per share of $2.29 or 34%. The net assets for the Fund decreased by -9% when comparing June 30, 2022 to March 31, 2022. The change in total net assets year over year, in the opinion of management, was generally due to a combination of appreciation of commodity prices and investor in-flows which was driven by the war in Ukraine, supply disruptions and rising crop input costs.

For the Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021

	Three Months Ended	Three Months Ended
	June 30, 2022	June 30, 2021
Average daily total net assets	$575,334,458	$87,046,559
Net realized and unrealized gain (loss) on futures contracts	$(58,796,224)	$10,411,291
Interest income earned on cash and cash equivalents	$1,029,524	$34,335
Annualized interest yield based on average daily total net assets	0.18%	0.04%
Net Income (Loss)	$(59,861,562)	$10,067,901
Weighted average share outstanding	53,085,993	13,111,817
Management Fees	$1,434,395	$217,020
Total gross fees and other expenses excluding management fees	$999,775	$256,641
Brokerage Commissions	$198,392	$11,048
Expenses waived by the Sponsor	$339,308	$95,936
Total gross expense ratio	1.70%	2.18%
Total expense ratio net of expenses waived by the Sponsor	1.46%	1.74%
Net investment loss	0.74%	1.58%
Creation of Shares	28,450,000	500,000
Redemption of Shares	28,700,000	1,225,000

 For the Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021
Average daily total net assets	$377,414,693	$82,947,511
Net realized and unrealized gain (loss) on futures contracts	$(57,641,019)	$8,275,066
Interest income earned on cash and cash equivalents	$1,124,333	$69,517
Annualized interest yield based on average daily total net assets	0.30%	0.08%
Net Income (Loss)	$(59,383,897)	$7,535,286
Weighted average share outstanding	36,163,126	12,898,761
Management Fees	$1,871,563	$411,329
Total gross fees and other expenses excluding management fees	$1,420,812	$522,619
Brokerage Commissions	$279,543	$22,523
Expenses waived by the Sponsor	$425,164	$124,651
Total gross expense ratio	1.76%	2.27%
Total expense ratio net of expenses waived by the Sponsor	1.53%	1.97%
Net investment loss	0.93%	1.80%
Creation of Shares	79,475,000	3,300,000
Redemption of Shares	39,850,000	1,900,000

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

The increase in interest and other income year over year was due to an increase in net assets and interest rates from the second half of 2021 and strong economic activity and employment levels. As a result, the amount of interest income earned as a percentage of average daily total net assets was higher in the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021. The Fund seeks to earn interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper. These interest rate levels may be lower or higher than the projected interest rates stated in the prospectuses and thus will impact your breakeven point.

The increase in management fee paid to the Sponsor for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 was a result of higher average net assets. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets. Other than the management fee to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day-to-day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one year, or commitments regardless of the level of assets under management. The structure of the Fund and the nature of the expenses are such that as total net assets grow, there is a scalability of expenses that may allow the total expense ratio to be reduced. However, if total net assets for the Fund fall, the total expense ratio of the Fund will increase unless additional reductions are made by the Sponsor to the daily expense accruals. The Sponsor can elect to adjust the daily expense accruals at its discretion based on market conditions and other Fund considerations.

The increase in total gross fees and other expenses excluding management fees for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 was generally due to an increase in average net assets relative to the other Funds. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The increase in total brokerage commissions for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021, was primarily due to an increase in contracts purchased, liquidated, and rolled. Additionally, fees were paid to StoneX Financial Inc. for FCM Capital Requirements at 9.6% of Exchange Maintenance Margin in 2022.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to June 30, 2022 and serves to illustrate the relative changes of these components.

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

On June 30, 2022, the Fund held: 1) 451,890 shares of CORN with a fair value of $11,326,035; 2) 1,273,058 shares of WEAT with a fair value of $11,499,915; 3) 456,126 shares of SOYB with a fair value of $12,346,054; and 4) 1,313,355 shares of CANE with a fair value of $12,239,024. The weighting on June 30, 2022 was 24% to CORN, 24% to WEAT, 26% to SOYB and 26% to CANE.

	Quarter Ending	Quarter Ending	Quarter Ending
	June 30, 2022	June 30, 2021	March 31, 2022
Total Net Assets	$47,407,824	$10,097,779	$29,209,416
Shares Outstanding	1,525,002	387,502	900,002
Net Asset Value per share	$31.09	$26.06	$32.45
Closing Price	$31.07	$26.05	$32.52

Total net assets for the Fund increased year over year by 369%, driven by a combination of an increase in shares outstanding of 1,137,500 shares or 294% and an increase in the NAV per share of $5.03 or 19%. The net assets for the Fund increased by 62% when comparing June 30, 2022 to March 31, 2022. The change in total net assets year over year, in the opinion of management, was generally due to a combination of appreciation of commodity prices and investor in-flows which was driven by the war in Ukraine, supply disruptions and rising crop input costs. Effective August 2, 2012 through April 9, 2018, the Fund was at 50,002 shares outstanding which represents a minimum number of shares and there could be no further redemptions until additional shares were created.

For the Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021

	Three Months Ended	Three Months Ended
	June 30, 2022	June 30, 2021
Average daily total net assets	$42,019,729	$8,492,746
Net realized and unrealized gain (loss) on securities	$(3,782,071)	$1,015,854
Interest income earned on cash equivalents	$32	$1
Annualized interest yield based on average daily total net assets	0.00%	0.00%
Net Income (Loss)	$(3,795,658)	$1,011,890
Weighted average share outstanding	1,230,634	339,013
Total gross fees and other expenses	$72,779	$25,424
Brokerage Commissions	$-	$-
Expenses waived by the Sponsor	$59,160	$21,459
Total gross expense ratio	0.69%	1.20%
Total expense ratio net of expenses waived by the Sponsor	0.13%	0.19%
Net investment loss	0.13%	0.19%
Creation of Shares	700,000	162,500
Redemption of Shares	75,000	-

For the Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021
Average daily total net assets	$29,882,546	$6,124,880
Net realized and unrealized gain (loss) on securities	$(1,304,063)	$1,080,344
Interest income earned on cash equivalents	$50	$5
Annualized interest yield based on average daily total net assets	0.00%	0.00%
Net Income (Loss)	$(1,325,448)	$1,074,452
Weighted average share outstanding	909,394	253,455
Total gross fees and other expenses	$135,598	$41,492
Brokerage Commissions	$-	$-
Expenses waived by the Sponsor	$114,163	$35,595
Total gross expense ratio	0.92%	1.37%
Total expense ratio net of expenses waived by the Sponsor	0.14%	0.19%
Net investment loss	0.14%	0.19%
Creation of Shares	1,287,500	337,500
Redemption of Shares	287,500	25,000

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

The increase in total gross fees and other expenses for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 was generally due to the increase in average net assets in the period. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

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

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to June 30, 2022 and serves to illustrate the relative changes of these components.

Market Outlook

The Corn Market

Corn is currently the most widely produced livestock feed grain in the United States. The two largest demands of the United States’ corn crop are used in livestock feed and ethanol production. Corn is also processed into food and industrial products, including starch, sweeteners, corn oil, beverages, and industrial alcohol. The United States Department of Agriculture (“USDA”) publishes weekly, monthly, quarterly, and annual updates for U.S. domestic and worldwide corn production and consumption, and for other grains such as soybeans and wheat which can be used in some cases as a substitute for corn. These reports are available on the USDA’s website, www.usda.gov, at no charge. The outlook provided below is from the July 12, 2022 USDA report. However, as discussed immediately below, there have been significant geopolitical developments since the issuance of the February 8th USDA Report that may significantly alter assumptions and expectations and the potential for resulting volatility and losses.

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

To place the impacts of the geopolitical events described above in context, the following table compares the percentage change in corn prices, the price of corn futures contracts, the price of the Fund’s shares, and the increased trading volume of corn futures in the 87 trading days prior to the date of the Russian invasion of Ukraine (October 18, 2021 to February 23, 2022), compared to the 87 trading days following (February 24, 2022 to June 30, 2022).

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

DATA POINT	OCTOBER 18, 2021 TO FEBRUARY 23, 2022 (87 TRADING DAYS BEFORE THE RUSSIAN INVASION)	FEBRUARY 24, 2022 TO JUNE 30, 2022 (87 TRADING DAYS AFTER THE RUSSIAN INVASION)
Corn prices	Average SPOT Corn Price = $5.9549	Average SPOT Corn Price = $7.6716
Corn futures prices	Average Futures Price Across next 4 contracts (excluding SPOT month) = $5.8448	Average Futures Price Across next 4 contracts (excluding SPOT month) = $7.1597
Average volume of futures	Average Volume Across next 4 contracts (excluding SPOT month) = 41,642	Average Volume Across next 4 contracts (excluding SPOT month) = 58,250
Degree of backwardation / Roll Yield*	Average Daily Roll Yield to SPOT Across 7 Contracts Period Averaged = +3.53% (backwardation)	Average Daily Roll Yield to SPOT Across 7 Contracts Period Averaged = +15.59% (backwardation)
Fund share prices	Average Price = $21.8528	Average Price = $27.8498
Average share volume	154,043	480,465

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

The United States is the world’s leading producer and exporter of corn. For the Crop Year 2022-23, the United States Department of Agriculture (“USDA”) estimates that the U.S. will produce approximately 31% of all the corn globally, of which about 17% will be exported. For 2022-2023, based on the July 12, 2022 USDA reports, global consumption of 1,186.28 Million Metric Tons (MMT) is expected to be slightly higher than global production of 1,185.90 MMT. If the global demand for corn is not equal to global supply, this may have an impact on the price of corn. Besides the United States, other principal world corn exporters include Argentina, Brazil, Russia, South Africa, and Ukraine. Major import nations include Mexico, Japan, the European Union (EU), South Korea, Egypt, and parts of Southeast Asia. China’s production at 271 MMT is approximately 9% less than its domestic usage.

According to the USDA, global corn consumption has increased just over 607% from crop year 1960/1961 to 2022/2023 as demonstrated by the graph below and is projected to continue to grow in coming years. Consumption growth is the result of a combination of many factors including: 1) global population growth, which, according to the U.S. Census Department, is estimated to reach 9.7 billion by 2050; 2) a growing global middle class which is increasing the demand for protein and meat-based products globally and most significantly in developing countries; and 3) increased use of biofuels, including ethanol in the United States.

Global corn consumption may fluctuate year over year due to any number of reasons which may include, but is not limited to, economic conditions, global health concerns, international trade policy. Corn is a staple commodity used pervasively across the globe so that any contractions in consumption may only be temporary as has historically been the case.

While global consumption of corn has increased over the 1960/1961-2022/2023 period, so has production, driven by increases in acres planted and yield per acre. However, according to the USDA and United Nations, future growth in planted acres and yield may be inhibited by lower productive land, and lack of infrastructure and transportation. In addition, agricultural crops such as corn are highly weather dependent for yield and therefore susceptible to changing weather patterns. In addition, given the current production/consumption patterns, nearly 100% of all corn produced globally is consumed which leaves minimal excess inventory if production issues arise.

The price per bushel of corn in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to May 2022.

On July 12, 2022, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2022-23. The exhibit below provides a summary of historical and current information for United States corn production.

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

The Soybean Market

Global soybean production is concentrated in the U.S., Brazil, Argentina, and China. The United States Department of Agriculture (“USDA”) has estimated that, for the Crop Year 2022-23, the United States will produce approximately 123 MMT of soybeans or approximately 31% of estimated world production, with Brazil production at 149 MMT. Argentina is projected to produce about 51 MMT. For 2022-23, based on the July 12, 2022 USDA report, global consumption of 378 MMT is estimated slightly lower than global production of 391 MMT. If the global demand for soybeans is not equal to global supply, this may have an impact on the price of soybeans. Global soybean consumption may fluctuate year over year due to any number of reasons which may include, but is not limited to, economic conditions, global health concerns, international trade policy. Soybeans are a staple commodity used pervasively across the globe so that any contractions in consumption may only be temporary as has historically been the case. The USDA publishes weekly, monthly, quarterly, and annual updates for U.S. domestic and worldwide soybean production and consumption. These reports are available on the USDA’s website, www.usda.gov, at no charge. The outlook provided below is from the July 12, 2022 USDA report.

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

To place the impacts of the geopolitical events described above in context, the following table compares the percentage change in soybean prices, the price of soybean futures contracts, the price of the Fund’s shares, and the increased trading volume of soybean futures in the 87 trading days prior to the date of the Russian invasion of Ukraine (October 18, 2021 to February 23, 2022), compared to the 87 trading days following (February 24, 2022 to June 30, 2022).

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

DATA POINT	OCTOBER 18, 2021 TO FEBRUARY 23, 2022 (87 TRADING DAYS BEFORE THE RUSSIAN INVASION)	FEBRUARY 24, 2022 TO JUNE 30, 2022 (87 TRADING DAYS AFTER THE RUSSIAN INVASION)
Soybean prices	Average SPOT Soybean Price = $13.4966	Average SPOT Soybean Price = $16.8134
Soybean futures prices	Average Futures Price Across next 4 contracts (excluding SPOT month) = $13.5390	Average Futures Price Across next 4 contracts (excluding SPOT month) = $15.6430
Average volume of futures	Average Volume Across next 4 contracts (excluding SPOT month) = 31,609	Average Volume Across next 4 contracts (excluding SPOT month) = 28,001
Degree of backwardation / Roll Yield*	Average Daily Roll Yield to SPOT Across 7 Contracts Period Averaged = +1.25% (backwardation)	Average Daily Roll Yield to SPOT Across 7 Contracts Period Averaged = +25.62% (backwardation)
Fund share prices	Average Price = $23.1005	Average Price = $27.8777
Average share volume	62,900	116,698

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

The soybean processing industry converts soybeans into soybean meal, soybean hulls, and soybean oil. Soybean meal and soybean hulls are processed into soy flour or soy protein, which are used, along with other commodities, by livestock producers and the fish farming industry as feed. Soybean oil is sold in multiple grades and is used by the food, petroleum, and chemical industries. The food industry uses soybean oil in cooking and salad dressings, baking and frying fats, and butter substitutes, among other uses. In addition, the soybean industry continues to introduce soy-based products as substitutes to various petroleum-based products including lubricants, plastics, inks, crayons, and candles. Soybean oil is also converted to biodiesel and renewable diesel for use as fuel.

Standard Soybean Futures Contracts trade on the CBOT in units of 5,000 bushels, although 1,000 bushel “mini-sized” Soybean Futures Contracts also trade. Three grades of soybeans are deliverable under CBOT Soybean Futures Contracts: Number 1 yellow, which may be delivered at 6 cents per bushel over the contract price; Number 2 yellow, which may be delivered at the contract price; and Number 3 yellow, which may be delivered at 6 cents per bushel under the contract price. There are seven months each year in which CBOT Soybean Futures Contracts expire: January, March, May, July, August, September, and November.

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

The price per bushel of soybeans in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to May 2022.

On July 12, 2022, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2022-23. The exhibit below provides a summary of historical and current information for United States soybean production.

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

To place the impacts of the geopolitical events described above in context, the following table compares the percentage change in sugar prices, the price of sugar futures contracts, the price of the Fund’s shares, and the increased trading volume of sugar futures in the 87 trading days prior to the date of the Russian invasion of Ukraine (October 18, 2021 to February 23, 2022), compared to the 87 trading days following (February 24, 2022 to June 30, 2022).

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

DATA POINT	OCTOBER 18, 2021 TO FEBRUARY 23, 2022 (87 TRADING DAYS BEFORE THE RUSSIAN INVASION)	FEBRUARY 24, 2022 TO JUNE 30, 2022 (87 TRADING DAYS AFTER THE RUSSIAN INVASION)
Sugar prices	Average SPOT Sugar Price = $0.1899	Average SPOT Sugar Price = $0.1918
Sugar futures prices	Average Futures Price Across next 4 contracts (excluding SPOT month) = $0.1842	Average Futures Price Across next 4 contracts (excluding SPOT month) = $0.1906
Average volume of futures	Average Volume Across next 4 contracts (excluding SPOT month) = 12,588	Average Volume Across next 4 contracts (excluding SPOT month) = 18,794
Degree of backwardation / Roll Yield*	Average Daily Roll Yield to SPOT Across 7 Contracts Period Averaged = +8.30% (backwardation)	Average Daily Roll Yield to SPOT Across 7 Contracts Period Averaged = +2.41% (backwardation)
Fund share prices	Average Price = $9.2107	Average Price = $9.5993
Average share volume	80,289	129,197

 *Roll yield is a type of return in commodity futures investing that comes from “rolling” shorter-dated contracts for longer-dated contracts. It is driven by the difference in the price of shorter-dated, closer to maturity commodity contracts (in the table above the actual spot price of sugar is used) and their longer-dated counterparts. Roll yields can either be positive or negative, depending on whether the market is in backwardation or contango, respectively.

The Sugar No. 11 Futures Contract is the world benchmark contract for raw sugar trading. This contract prices the physical delivery of raw cane sugar, delivered to the receiver’s vessel at a specified port within the country of origin of the sugar. Sugar No. 11 Futures Contracts trade on ICE Futures US and the NYMEX in units of 112,000 pounds.

The United States Department of Agriculture (“USDA”) publishes two major reports annually on U.S. domestic and worldwide sugar production and consumption. These are usually released in November and May. In addition, the USDA publishes periodic, but not as comprehensive, reports on sugar monthly. These reports are available on the USDA’s website, www.usda.gov, at no charge. The USDA’s May 2022 report for the 2022-23 Marketing year estimated global production of 182.9 MMT as higher production in Brazil, China, and Russia is expected to more than offset declines in India and Ukraine. Consumption is expected to rise due to growth in markets including China, India, and Russia. Stocks are forecast lower as the drop in India more than offsets higher exports from Brazil and Thailand. Exports are projected down as the drop in India more than offsets higher exports from Brazil and Thailand. Global sugar consumption may fluctuate year over year due to any number of reasons which may include, but is not limited to, economic conditions, global health concerns, international trade policy. Sugar is a staple commodity used pervasively across the globe so that any contractions in consumption may only be temporary as has historically been the case.

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

The Wheat Market

Wheat is used to produce flour, the key ingredient for breads, pasta, crackers, and many other food products, as well as several industrial products such as starches and adhesives. Wheat by-products are used in livestock feeds. Wheat is the principal food grain produced in the United States, and the United States’ output of wheat is typically exceeded only by that of China, the European Union, Russia, and India. The United States Department of Agriculture (“USDA”) estimates that for 2022-23, the principal global producers of wheat will be the EU, Russia, Ukraine, China, India, the United States, Australia, and Canada. The U.S. generates approximately 6% of global production, with approximately 45% of that being exported. For 2022-23, based on the July 12, 2022 USDA report, global consumption of 784 MMT is estimated to be slightly higher than production of 772 MMT. If the global demand of wheat is not equal to global supply, this may have an impact on the price of wheat. Global wheat consumption may fluctuate year over year due to any number of reasons which may include, but is not limited to, economic conditions, global health concerns, international trade policy. Wheat is a staple commodity used pervasively across the globe so that any contractions in consumption may only be temporary as has historically been the case. The USDA publishes weekly, monthly, quarterly, and annual updates for U.S. domestic and worldwide wheat production and consumption. These reports are available on the USDA’s website, www.usda.gov, at no charge. The outlook provided herein is from the July 12, 2022 USDA report. However, as discussed immediately below, there have been significant geopolitical developments since the issuance of the July 12th USDA Report that may significantly alter assumptions and expectations and the potential for resulting volatility and losses.

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

To place the impacts of the geopolitical events described above in context, the following table compares the percentage change in wheat prices, the price of wheat futures contracts, the price of the Fund’s shares, and the increased trading volume of wheat futures in the 87 trading days prior to the date of the Russian invasion of Ukraine (October 18, 2022 to February 23, 2022), compared to the 87 trading days following (February 24, 2022 to June 30, 2022).

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

DATA POINT	OCTOBER 18, 2021 TO FEBRUARY 23, 2022 (87 TRADING DAYS BEFORE THE RUSSIAN INVASION)	FEBRUARY 24, 2022 TO JUNE 30, 2022 (87 TRADING DAYS AFTER THE RUSSIAN INVASION)
Wheat prices	Average SPOT Wheat Price = $7.8547	Average SPOT Wheat Price = $10.8099
Wheat futures prices	Average Futures Price Across next 4 contracts (excluding SPOT month) = $7.8963	Average Futures Price Across next 4 contracts (excluding SPOT month) = $10.6873
Average volume of futures	Average Volume Across next 4 contracts (excluding SPOT month) = 14,861	Average Volume Across next 4 contracts (excluding SPOT month) = 19,717
Degree of backwardation / Roll Yield*	Average Daily Roll Yield to SPOT Across 7 Contracts Period Averaged = -0.79% (contango)	Average Daily Roll Yield to SPOT Across 7 Contracts Period Averaged = +5.09% (backwardation)
Fund share prices	Average Price = $7.5912	Average Price = $10.6251
Average share volume	364,665	5,339,276

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

The price per bushel of wheat in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to May 2022.

On July 12, 2022, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2022-23. The exhibit below provides a summary of historical and current information for United States wheat production.

Calculating the Net Asset Value

The NAV of each Fund is calculated by:

•	taking the current market value of its total assets, and
•	subtracting any liabilities.

The Administrator calculates the NAV of the Fund once each trading day. It calculates NAV as of the earlier of the close of the New York Stock Exchange or 4:00 p.m. (ET). The NAV for a particular trading day is released after 4:15 p.m. (ET).

In determining the value of the Futures Contracts for each Fund, the Administrator uses the closing price on the exchange on which the commodity is traded, commonly referred to as the settlement price. The time of settlement for each exchange is determined by that exchange and may change from time to time. The current settlement time for each exchange can be found at the respective website for the CBOT or ICE, as the case may be, as follows:

1) for the CBOT (CORN, SOYB and WEAT) http://www.cmegroup.com/trading_hours/commodities-hours.html;

2) for ICE (CANE) http://www.theice.com/productguide/Search.shtml?tradingHours=.

The Administrator determines the value of all other investments for each Fund as of the earlier of the close of the New York Stock Exchange or 4:00 p.m., (ET), in accordance with the current Services Agreement between the Administrator and the Trust.

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

The indicative fund value is disseminated on a per Share basis every 15 seconds during regular NYSE Arca trading hours of 9:30 a.m., (ET), to 4:00 p.m., (ET). The CBOT and the ICE are generally open for trading only during specified hours which vary by exchange and may be adjusted by the exchange. However, the futures markets on these exchanges do not currently operate twenty-four hours per day. In addition, there may be some trading hours which may be limited to electronic trading only. This means that there is a gap in time at the beginning and the end of each day during which the Fund’s Shares are traded on the NYSE Arca, when, for example, real-time CBOT trading prices for Corn Futures Contracts traded on such Exchange are not available. As a result, during those gaps there will be no update to the indicative fund values. The most current trading hours for each exchange may be found on the website of that exchange as listed above.

ICE Data Indices, LLC disseminates the intraday indicative value (also referred to in this prospectus as "approximate net asset value") of the Fund's Shares through the facilities of Consolidated Tape Association's Consolidated Quotation High Speed Lines (also known as the "CTA/QC High Speed Lines"). ICE Data Indices, LLC will make the Benchmark information available through online information services, such as Yahoo Finance, Bloomberg and Reuters.

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

37

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

9.

The Sponsor is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. The Fund pays for all brokerage fees, taxes, and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, FINRA, formally the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays its portion of the fees and expenses for services directly attributable to the Fund such as accounting, financial reporting, regulatory compliance, and trading activities, which the Sponsor elected not to outsource. Certain aggregate expenses common to all Teucrium Funds within the Trust are allocated by the Sponsor to the respective Funds based on activity drivers deemed most appropriate by the Sponsor for such expenses, including but not limited to relative assets under management and creation order activity. These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Teucrium Funds, which are primarily the cost of performing certain accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Fund and are included, primarily, in distribution and marketing fees. In addition, the Funds, except for TAGS which has no such fee, are contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum.

10.

The investment objective of TAGS is to have the daily changes in percentage terms of the Net Asset Value (“NAV”) of its common units (“Shares”) reflect the daily changes in percentage terms of a weighted average (the “Underlying Fund Average”) of the NAVs per share of four other commodity pools that are series of the Trust and are sponsored by the Sponsor: the Teucrium Corn Fund, the Teucrium Wheat Fund, the Teucrium Soybean Fund and the Teucrium Sugar Fund (collectively, the “Underlying Funds”). The Underlying Fund Average will have a weighting of 25% to each Underlying Fund, and the Fund’s assets will be rebalanced, generally on a daily basis, to maintain the approximate 25% allocation to each Underlying Fund. As such, TAGS will buy, sell, and hold as part of its normal operations shares of the four Underlying Funds. The Trust excludes the shares of the other series of the Trust owned by the Teucrium Agricultural Fund from its statements of assets and liabilities. The Trust excludes the net change in unrealized appreciation or depreciation on securities owned by the Teucrium Agricultural Fund from its statements of operations. Upon the sale of the Underlying Funds by the Teucrium Agricultural Fund, the Trust includes any realized gain or loss in its statements of changes in net assets.

38

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

Credit Risk

When any of the Funds enter into Commodity Interests, it will be exposed to the credit risk that the counterparty will not be able to meet its obligations. For purposes of credit risk, the counterparty for the Futures Contracts traded on the CBOT and ICE is the clearinghouse associated with those exchanges. In general, clearinghouses are backed by their members who may be required to share in the financial burden resulting from the nonperformance of one of their members, which should significantly reduce credit risk. Some foreign exchanges are not backed by their clearinghouse members but may be backed by a consortium of banks or other financial institutions. Unlike in the case of exchange traded futures contracts, the counterparty to an over-the-counter Commodity Interest contract is generally a single bank or other financial institution. As a result, there will be greater counterparty credit risk in over-the-counter transactions. There can be no assurance that any counterparty, clearinghouse, or their financial backers will satisfy their obligations to any of the Funds.

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

The Sponsor will attempt to manage the credit risk of each Fund by following certain trading limitations and policies. In particular, each Fund intends to post margin and collateral and/or hold liquid assets that will be equal to approximately the face amount of the Interests it holds. The Sponsor will implement procedures that will include, but will not be limited to, executing, and clearing trades and entering into over-the-counter transactions only with parties it deems creditworthy and/or requiring the posting of collateral by such parties for the benefit of each Fund to limit its credit exposure.

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

More generally, a climate of uncertainty and panic, including the contagion of the COVID-19 virus and other infectious viruses or diseases, may adversely affect global, regional, and local economies and reduce the availability of potential investment opportunities, and increases the difficulty of performing due diligence and modeling market conditions, potentially reducing the accuracy of financial projections. Under these circumstances, the Funds may have difficulty achieving their investment objectives which may adversely impact performance. Further, such events can be highly disruptive to economies and markets, significantly disrupt the operations of individual companies (including, but not limited to, the Funds’ Sponsor and third-party service providers), sectors, industries, markets, securities and commodity exchanges, currencies, interest and inflation rates, credit ratings, investor sentiment, and other factors affecting the value of the Funds’ investments. These factors could cause substantial market volatility, exchange trading suspensions and closures that could impact the ability of the Funds to complete redemptions and otherwise affect Fund performance and Fund trading in the secondary market. A widespread crisis may also affect the global economy in ways that cannot necessarily be foreseen at the current time. How long such events will last and whether they will continue or recur cannot be predicted. Impacts from these events could have significant impact on a Fund’s performance, resulting in losses to your investment. The global economic shocks being experienced as of the date hereof may cause the underlying assumptions and expectations of the Funds to become outdated quickly or inaccurate, resulting in significant losses.

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

Pursuant to authority in the CEA, the NFA has been formed and registered with the CFTC as a registered futures association. At the present time, the NFA is the only SRO for commodity interest professionals, other than futures exchanges. The CFTC has delegated to the NFA responsibility for the registration of CPOs and FCMs and their respective associated persons. The Sponsor and the Fund’s clearing broker are members of the NFA. As such, they will be subject to NFA standards relating to fair trade practices, financial condition, and consumer protection. The NFA also arbitrates disputes between members and their customers and conducts registration and fitness screening of applicants for membership and audits of its existing members. Neither the Trust nor the Teucrium Funds are required to become a member of the NFA. The regulation of commodity interest transactions in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action. Considerable regulatory attention has been focused on non-traditional investment pools that are publicly distributed in the United States. There is a possibility of future regulatory changes within the United States altering, perhaps to a material extent, the nature of an investment in the Fund, or the ability of a Fund to continue to implement its investment strategy. In addition, various national governments outside of the United States have expressed concern regarding the disruptive effects of speculative trading in the commodities markets and the need to regulate the derivatives markets in general. The effect of any future regulatory change on the Teucrium Funds is impossible to predict but could be substantial and adverse.

The CFTC possesses exclusive jurisdiction to regulate the activities of commodity pool operators and commodity trading advisors with respect to “commodity interests,” such as futures, swaps, and options, and has adopted regulations with respect to the activities of those persons and/or entities. Under the Commodity Exchange Act (“CEA”), a registered commodity pool operator, such as the Sponsor, is required to make annual filings with the CFTC and the NFA describing its organization, capital structure, management and controlling persons. In addition, the CEA authorizes the CFTC to require and review books and records of, and documents prepared by, registered commodity pool operators. Pursuant to this authority, the CFTC requires commodity pool operators to keep accurate, current, and orderly records for each pool that they operate. The CFTC may suspend the registration of a commodity pool operator (1) if the CFTC finds that the operator’s trading practices tend to disrupt orderly market conditions, (2) if any controlling person of the operator is subject to an order of the CFTC denying such person trading privileges on any exchange, and (3) in certain other circumstances. Suspension, restriction, or termination of the Sponsor’s registration as a commodity pool operator would prevent it, until that registration were to be reinstated, from managing the Fund, and might result in the termination of the Fund if a successor sponsor is not elected pursuant to the Trust Agreement. Neither the Trust nor the Fund is required to be registered with the CFTC in any capacity.

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

Position Limits, Aggregation Limits, Price Fluctuation Limits

The CFTC and US futures exchanges impose limits on the maximum net long or net short speculative positions that any person may hold or control in any particular futures or options contracts traded on US futures exchanges. For example, the CFTC currently imposes speculative position limits on a number of agricultural commodities (e.g., corn, oats, wheat, soybeans, and cotton) and US futures exchanges currently impose speculative position limits on many other commodities. A Fund could be required to liquidate positions it holds in order to comply with position limits or may not be able to fully implement trading instructions generated by its trading models, in order to comply with position limits. Any such liquidation or limited implementation could result in substantial costs to a Fund.

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

As of May 1, 2014, the CME replaced the fixed price fluctuation limits with variable price limits for corn, soybeans, and wheat. The change, which is now effective and is described in the CME Group Special Executive Report S-7038 and can be accessed at http://www.cmegroup.com/tools-information/lookups/advisories/ser/SER-7038.html.

Off Balance Sheet Financing

As of June 30, 2022, neither the Trust nor any of the Funds has any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Funds. While the exposure of each Fund under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial positions of each Fund.

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

During the period from January 1, 2021 through June 30, 2022 the average daily change in the NAV of each Fund was within plus/minus 10 percent of the average daily change in the Benchmark of each Fund, as stated in the applicable prospectus for each Fund.

Frequency Distribution of Premiums and Discounts: NAV versus the 4pm Bid/Ask Midpoint on the NYSE Arca.

CORN Bid / Ask Midpoint in Relation to NAV
Premium / Discount Range (Basis Points)	Number of Trading Days in the Quarter
	07/01 to 09/30/2021	10/01 to 12/31/2021	1/01 to 3/31/2022	4/01 to 6/30/2022
<-200	0	0	0	0
-100 to -199	0	0	0	0
-50 to -99	2	0	1	0
-1 to -49	38	43	28	37
0	1	1	2	2
1 to 49	23	20	29	23
50 to 99	0	0	2	0
100 to 199	0	0	0	0
>200	0	0	0	0
Total	64	64	62	62

The performance data above for the Teucrium Corn Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

SOYB Bid / Ask Midpoint in Relation to NAV
Premium / Discount Range (Basis Points)	Number of Trading Days in the Quarter
	07/01 to 09/30/2021	10/01 to 12/31/2021	1/01 to 3/31/2022	4/01 to 6/30/2022
<-200	0	0	0	0
-100 to -199	0	0	0	0
-50 to -99	0	0	0	0
-1 to -49	39	27	26	27
0	4	9	5	12
1 to 49	21	28	27	23
50 to 99	0	0	3	0
100 to 199	0	0	1	0
>200	0	0	0	0
Total	64	64	62	62

The performance data above for the Teucrium Soybean Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

CANE Bid / Ask Midpoint in Relation to NAV
Premium / Discount Range (Basis Points)	Number of Trading Days in the Quarter
	07/01 to 09/30/2021	10/01 to 12/31/2021	1/01 to 3/31/2022	4/01 to 6/30/2022
<-200	0	0	0	0
-100 to -199	0	0	0	0
-50 to -99	3	2	2	1
-1 to -49	31	41	23	33
0	0	1	1	3
1 to 49	29	18	29	24
50 to 99	1	2	7	1
100 to 199	0	0	0	0
>200	0	0	0	0
Total	64	64	62	62

The performance data above for the Teucrium Sugar Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

WEAT Bid / Ask Midpoint in Relation to NAV
Premium / Discount Range (Basis Points)	Number of Trading Days in the Quarter
	07/01 to 09/30/2021	10/01 to 12/31/2021	1/01 to 3/31/2022	4/01 to 6/30/2022
<-200	0	0	0	0
-100 to -199	0	0	0	1
-50 to -99	2	0	4	6
-1 to -49	43	30	28	21
0	1	1	0	1
1 to 49	18	32	21	29
50 to 99	0	1	4	3
100 to 199	0	0	2	0
>200	0	0	3	1
Total	64	64	62	62

The performance data above for the Teucrium Wheat Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

TAGS Bid / Ask Midpoint in Relation to NAV
Premium / Discount Range (Basis Points)	Number of Trading Days in the Quarter
	07/01 to 09/30/2021	10/01 to 12/31/2021	1/01 to 3/31/2022	4/01 to 6/30/2022
<-200	0	0	0	0
-100 to -199	0	0	0	0
-50 to -99	3	0	0	0
-1 to -49	39	25	18	22
0	3	2	4	1
1 to 49	19	33	33	39
50 to 99	0	3	3	0
100 to 199	0	1	2	0
>200	0	0	2	0
Total	64	64	62	62

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

Description

The above frequency distribution charts present information about the difference between the daily market price for Shares of each Fund and the Fund’s reported Net Asset Value per share. The amount that a Fund’s market price is above the reported NAV is called the premium. The amount that a Fund’s market price is below the reported NAV is called the discount. The market price is determined using the midpoint between the highest bid and the lowest offer on the listing exchange, as of the time that a Fund’s NAV is calculated (usually 4:00 p.m., (ET)). Each value in the tables represents the number of trading days in which a Fund traded within the premium/discount range indicated. The premium or discount is expressed in basis points.

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

The tables below present a quantitative analysis of hypothetical impact of price decreases and increases in each of the commodity futures contracts held by each of the Funds, or the Underlying Funds in the case of TAGS, on the actual holdings and NAV per share as of June 30, 2022. For purposes of this analysis, all futures contracts held by the Funds and the Underlying Funds are assumed to change by the same percentage. In addition, the cash held by the Funds and any management fees paid to the Sponsor are assumed to remain constant and not impact the NAV per share. There may be very slight and immaterial differences, due to rounding, in the tables presented below.

CORN:

	June 30, 2022 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of June 30, 2022	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Corn Futures SEP22	2,636	$6.0300	$82,869,250	$74,582,325	$70,438,863	$66,295,400	$91,156,175	$95,299,638	$99,443,100
CBOT Corn Futures DEC22	2,297	$5.9200	$71,178,288	$64,060,459	$60,501,545	$56,942,630	$78,296,117	$81,855,031	$85,413,946
CBOT Corn Futures DEC23	2,900	$5.8400	$84,680,000	$76,212,000	$71,978,000	$67,744,000	$93,148,000	$97,382,000	$101,616,000
Total CBOT Corn Futures			$238,727,538	$214,854,784	$202,918,408	$190,982,030	$262,600,292	$274,536,669	$286,473,046

Shares outstanding			9,525,004	9,525,004	9,525,004	9,525,004	9,525,004	9,525,004	9,525,004

Net Asset Value per Share attributable directly to CBOT Corn Futures			$25.06	$22.56	$21.30	$20.05	$27.57	$28.82	$30.08
Total Net Asset Value per Share as reported			$25.06
Change in the Net Asset Value per Share				$(2.51)	$(3.76)	$(5.01)	$2.51	$3.76	$5.01

Percent Change in the Net Asset Value per Share				-10.00%	-15.00%	-20.00%	10.00%	15.00%	20.00%

SOYB:

	June 30, 2022 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of June 30, 2022	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Soybean Futures NOV22	360	$14.5800	$26,244,000	$23,619,600	$22,307,400	$20,995,200	$28,868,400	$30,180,600	$31,492,800
CBOT Soybean Futures JAN23	308	$14.6225	$22,518,650	$20,266,785	$19,140,853	$18,014,920	$24,770,515	$25,896,448	$27,022,380
CBOT Soybean Futures NOV23	394	$13.3650	$26,329,050	$23,696,145	$22,379,693	$21,063,240	$28,961,955	$30,278,408	$31,594,860
Total CBOT Soybean Futures			$75,091,700	$67,582,530	$63,827,946	$60,073,360	$82,600,870	$86,355,456	$90,110,040

Shares outstanding			2,775,004	2,775,004	2,775,004	2,775,004	2,775,004	2,775,004	2,775,004

Net Asset Value per Share attributable directly to CBOT Soybean Futures			$27.06	$24.35	$23.00	$21.65	$29.77	$31.12	$32.47
Total Net Asset Value per Share as reported			$27.07
Change in the Net Asset Value per Share				$(2.71)	$(4.06)	$(5.41)	$2.71	$4.06	$5.41

Percent Change in the Net Asset Value per Share				-10.00%	-15.00%	-20.00%	10.00%	15.00%	20.00%

CANE:

	June 30, 2022 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of June 30, 2022	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
ICE #11 Sugar Futures MAR23	538	$0.1877	$11,310,051	$10,179,046	$9,613,543	$9,048,041	$12,441,056	$13,006,559	$13,572,061
ICE #11 Sugar Futures MAY23	477	$0.1821	$9,728,510	$8,755,659	$8,269,234	$7,782,808	$10,701,361	$11,187,787	$11,674,212
ICE #11 Sugar Futures MAR24	562	$0.1803	$11,348,803	$10,213,923	$9,646,483	$9,079,042	$12,483,683	$13,051,123	$13,618,564
Total ICE #11 Sugar Futures			$32,387,364	$29,148,628	$27,529,260	$25,909,891	$35,626,100	$37,245,469	$38,864,837

Shares outstanding			3,475,004	3,475,004	3,475,004	3,475,004	3,475,004	3,475,004	3,475,004

Net Asset Value per Share attributable directly to ICE #11 Sugar Futures			$9.32	$8.39	$7.92	$7.46	$10.25	$10.72	$11.18
Total Net Asset Value per Share as reported			$9.32
Change in the Net Asset Value per Share				$(0.93)	$(1.40)	$(1.86)	$0.93	$1.40	$1.86

Percent Change in the Net Asset Value per Share				-10.00%	-15.00%	-20.00%	10.00%	15.00%	20.00%

WEAT:

	June 30, 2022 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of June 30, 2022	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Wheat Futures SEP22	3,563	$8.8400	$157,484,600	$141,736,140	$133,861,910	$125,987,680	$173,233,060	$181,107,290	$188,981,520
CBOT Wheat Futures DEC22	3,002	$9.0050	$135,165,050	$121,648,545	$114,890,293	$108,132,040	$148,681,555	$155,439,808	$162,198,060
CBOT Wheat Futures DEC23	3,557	$8.8775	$157,886,338	$142,097,704	$134,203,387	$126,309,070	$173,674,972	$181,569,289	$189,463,606
Total CBOT Wheat Futures			$450,535,988	$405,482,389	$382,955,590	$360,428,790	$495,589,587	$518,116,387	$540,643,186

Shares outstanding			49,875,004	49,875,004	49,875,004	49,875,004	49,875,004	49,875,004	49,875,004

Net Asset Value per Share attributable directly to CBOT Wheat Futures			$9.03	$8.13	$7.68	$7.23	$9.94	$10.39	$10.84
Total Net Asset Value per Share as reported			$9.03
Change in the Net Asset Value per Share				$(0.90)	$(1.35)	$(1.81)	$0.90	$1.35	$1.81

Percent Change in the Net Asset Value per Share				-10.00%	-15.00%	-20.00%	10.00%	15.00%	20.00%

TAGS:

	June 30, 2022 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of June 30, 2022	Number of Shares Held	Closing NAV	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value
Teucrium Corn Fund	451,890	$25.0637	$11,326,035	$10,193,432	$9,627,130	$9,060,828	$12,458,639	$13,024,940	$13,591,242
Teucrium Soybean Fund	456,126	$27.0672	$12,346,054	$11,111,449	$10,494,146	$9,876,843	$13,580,659	$14,197,962	$14,815,265
Teucrium Sugar Fund	1,313,355	$9.3189	$12,239,024	$11,015,122	$10,403,170	$9,791,219	$13,462,926	$14,074,878	$14,686,829
Teucrium Wheat Fund	1,273,058	$9.0333	$11,499,915	$10,349,924	$9,774,928	$9,199,932	$12,649,907	$13,224,902	$13,799,898
Total value of shares of the Underlying Funds			$47,411,028	$42,669,927	$40,299,374	$37,928,822	$52,152,131	$54,522,682	$56,893,234

Shares outstanding			1,525,002	1,525,002	1,525,002	1,525,002	1,525,002	1,525,002	1,525,002

Net Asset Value per Share attributable directly to shares of the Underlying Funds			$31.09	$27.98	$26.43	$24.87	$34.20	$35.75	$37.31
Total Net Asset Value per Share as reported			$31.09
Change in the Net Asset Value per Share				$(3.11)	$(4.66)	$(6.22)	$3.11	$4.66	$6.22

Percent Change in the Net Asset Value per Share				-10.00%	-15.00%	-20.00%	10.00%	15.00%	20.00%

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Trust and each Fund maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Trust’s periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms for the Trust and each Fund thereof.

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

A Fund must pay for all brokerage fees, taxes, and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), or any other regulatory agency in connection with the offer and sale of subsequent Shares, after its initial registration, and all legal, accounting, printing and other expenses associated therewith. Each Fund also pays the fees and expenses associated with the Trust’s tax accounting and reporting requirements. Each Fund, excluding TAGS, is also contractually obligated to pay a management fee to the Sponsor. Such fees may be waived by the Sponsor at its discretion.

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

The Sponsor’s trading strategy is quantitative in nature, and it is possible that the Sponsor will make errors in its implementation. The execution of the quantitative strategy is subject to human error, such as incorrect inputs into the Sponsor’s computer systems and incorrect information provided to the Funds’ clearing brokers. In addition, it is possible that a computer or software program may malfunction and cause an error in computation. Any failure, inaccuracy, or delay in executing the Funds’ transactions could affect its ability to achieve its investment objective. It could also result in decisions to undertake transactions based on inaccurate or incomplete information. This could cause substantial losses on transactions. The Sponsor is not required to reimburse the Funds for any costs associated with an error in the placement or execution of a trade in commodity futures interests or shares of the Underlying Funds.

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

The Funds depend on the proper and timely function of complex computer and communications systems maintained and operated by the futures exchanges, brokers, and other data providers that the Sponsor uses to conduct trading activities. Failure or inadequate performance of any of these systems could adversely affect the Sponsor’s ability to complete transactions, including its ability to close out positions, and result in lost profit opportunities and significant losses on commodity interest transactions. This could have a material adverse effect on revenues and materially reduce the Funds’ available capital. For example, unavailability of price quotations from third parties may make it difficult or impossible for the Sponsor to conduct trading activities so that each Fund will closely track its Benchmark. Unavailability of records from brokerage firms may make it difficult or impossible for the Sponsor to accurately determine which transactions have been executed or the details, including price and time, of any transaction executed. This unavailability of information also may make it difficult or impossible for the Sponsor to reconcile its records of transactions with those of another party or to accomplish settlement of executed transactions.

The operations of the Funds, the exchanges, brokers, and counterparties with which the Funds do business, and the markets in which the Funds do business could be severely disrupted in the event of a major terrorist attack, natural disaster, cyber-attack, outbreak, or public health emergency as declared by the World Health Organization, continuation or expansion of war or other hostilities. Global terrorist attacks, anti-terrorism initiatives, and political unrest continue to fuel this concern. In addition, a prolonged U.S. government shutdown could weaken the U.S. economy, interfere with the commodities markets that rely upon data published by U.S. federal government agencies, and prevent the Funds from receiving necessary regulatory review or approvals.

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

The Sponsor cannot predict to what extent the performance of the commodity interest will or will not correlate to the performance of other broader asset classes such as stocks and bonds. If the performance of a specific Fund were to move more directly with the financial markets, an investment in the Funds may provide you little or no diversification benefits. Thus, in a declining market, the Funds may have no gains to offset your losses from other investments, and you may suffer losses on your investment in the Funds at the same time you may incur losses with respect to other asset classes. Variables such as drought, floods, weather, embargoes, tariffs, and other political events may have a larger impact on commodity and Commodity Interests prices than on traditional securities and broader financial markets. These additional variables may create additional investment risks that subject a Fund’s investments to greater volatility than investments in traditional securities. Lower correlation should not be confused with negative correlation, where the performance of two asset classes would be opposite of each other. There is no historic evidence that the spot price of a specific commodity, corn, for example, and prices of other financial assets, such as stocks and bonds, are negatively correlated. In the absence of negative correlation, a Fund cannot be expected to be automatically profitable during unfavorable periods for the stock market, or vice versa.

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

Each Fund is a series of a Delaware statutory trust and not itself a legal entity separate from the other Funds. The Delaware Statutory Trust Act provides that if certain provisions are included in the formation and governing documents of a statutory trust organized in series and if separate and distinct records are maintained for any series and the assets associated with that series are held in separate and distinct records and are accounted for in such separate and distinct records separately from the other assets of the statutory trust, or any series thereof, then the debts, liabilities, obligations and expenses incurred by a particular series are enforceable against the assets of such series only, and not against the assets of the statutory trust generally or any other series thereof. Conversely, none of the debts, liabilities, obligations, and expenses incurred with respect to any other series thereof is enforceable against the assets of such series. The Sponsor is not aware of any court case that has interpreted this inter-series limitation on liability or provided any guidance as to what is required for compliance. The Sponsor intends to maintain separate and distinct records for each Fund and account for each Fund separately from any other Trust series, but it is possible a court could conclude that the methods used do not satisfy the Delaware Statutory Trust Act, which would potentially expose assets in any Fund to the liabilities of one or more of the Funds and/or any other Trust series created in the future.

Neither the Sponsor nor the Trustee is obligated to, although each may, in its respective discretion, prosecute any action, suit or other proceeding in respect of any Fund property. The Trust Agreement does not confer upon Shareholders the right to prosecute any such action, suit, or other proceeding.

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

The price of any non-U.S. Commodity Interest and, therefore, the potential profit and loss on such investment, may be affected by any variance in the foreign exchange rate between the time the order is placed and the time it is liquidated, offset, or exercised. However, a portion of the trades for a Fund may take place in markets and on exchanges outside the U. S. Some non-U.S. markets present risks because they are not subject to the same degree of regulation as their U.S. counterparts. Some non-U.S. markets present risks because they are not subject to the same degree of regulation as their U. S. counterparts. As a result, changes in the value of the local currency relative to the U. S. dollar may cause losses to the Funds even if a contract is profitable.

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

Due to the application of the assumptions and conventions applied by a Fund in making allocations for U.S. federal income tax purposes and other factors, your allocable share of the Fund’s income, gain, deduction, or loss may be different than your economic profit or loss from your Shares for a taxable year. This difference could be temporary or permanent and, if permanent, could result in your being taxed on amounts in excess of your economic income.

The Funds are treated as a partnership for U.S. federal income tax purposes. The U.S. tax rules pertaining to entities taxed as partnerships are complex and their application to publicly traded partnerships, such as the Funds, is in many respects uncertain. The Funds apply certain assumptions and conventions in an attempt to comply with the intent of the applicable rules and to report taxable income, gains, deductions, losses, and credits in a manner that properly reflects Shareholders’ economic gains and losses. These assumptions and conventions may not fully comply with all aspects of the Internal Revenue Code of 1986, as amended (the “Code”), and applicable Treasury Regulations, however, and it is possible that the U.S. Internal Revenue Service (the “IRS”) will successfully challenge our allocation methods and require us to reallocate items of income, gain, deduction, loss, or credit in a manner that adversely affects you. If this occurs, you may be required to file an amended tax return and to pay additional taxes plus deficiency interest.

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

The Trust has received an opinion of counsel that, under current U.S. federal income tax laws, each Fund, except TAGS, will be treated, and it is more likely than not that TAGS will be treated as a partnership that is not taxable as a corporation for U.S. federal income tax purposes, provided that (i) at least 90 percent of the Fund’s annual gross income satisfies certain requirements regarding “qualifying income” as defined in the Code, (ii) the Fund is organized and operated in accordance with its governing agreements and applicable law, and (iii) the Fund does not elect to be taxed as a corporation for U.S. federal income tax purposes. Although the Sponsor anticipates that each Fund has satisfied and will continue to satisfy the “qualifying income” requirement for all of its taxable years, that result cannot be assured. The Funds have not requested and will not request any ruling from the IRS with respect to its classification as a partnership not taxable as a corporation for U.S. federal income tax purposes. If the IRS were to successfully assert that the Funds are taxable as a corporation for U.S. federal income tax purposes in any taxable year, rather than passing through its income, gains, losses, and deductions proportionately to Shareholders, the Funds would be subject to tax on its net income for the year at corporate tax rates. In addition, although the Sponsor does not currently intend to make distributions with respect to Shares, any distributions would be taxable to Shareholders as dividend income to the extent of the Fund’s current and accumulated earnings and profits, then treated as a tax-free return of capital to the extent of the Shareholder’s basis in the Shares (and will reduce the basis), and, to the extent it exceeds a Shareholder’s basis in such Shares, as capital gain for Shareholders who hold their Shares as capital assets. Taxation of the Funds as a corporation could materially reduce the after-tax return on an investment in Shares and could substantially reduce the value of your Shares.

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

The price movements for corn are influenced by, among other things, weather conditions, crop disease, transportation difficulties, various planting, growing, and harvesting problems, governmental policies, changing demand, and seasonal fluctuations in supply. More generally, commodity prices may be influenced by economic and monetary events such as changes in interest rates, changes in balances of payments and trade, U.S. and international inflation rates, currency valuations and devaluations, U.S. and international economic events, and changes in the philosophies and emotions of market participants. Because the Fund invests primarily in interests in a single commodity, it is not a diversified investment vehicle, and therefore may be subject to greater volatility than a diversified portfolio of stocks or bonds or a more diversified commodity pool. Historically, price changes in corn have a low correlation with the S&P 500. Historical performance is not indicative of future results and correlations may change.

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

The price and availability of corn is influenced by economic and industry conditions, including but not limited to supply and demand factors such as: crop disease and infestation (including, but not limited to, Leaf Blight, Ear Rot and Root Rot); transportation difficulties; various planting, growing, or harvesting problems; and severe weather conditions (particularly during the spring planting season and the fall harvest) such as drought, floods, or frost that are difficult to anticipate and which cannot be controlled. Demand for corn in the United States to produce ethanol has also been a significant factor affecting the price of corn. In turn, demand for ethanol has tended to increase when the price of gasoline has increased and has been significantly affected by United States governmental policies designed to encourage the production of ethanol. Additionally, demand for corn is affected by changes in consumer tastes, national, regional, and local economic conditions, and demographic trends. Finally, because corn is often used as an ingredient in livestock feed, demand for corn is subject to risks associated with the outbreak of livestock disease.

Corn production is subject to United States federal, state, and local policies and regulations that materially affect operations. Governmental policies affecting the agricultural industry, such as taxes, tariffs, duties, subsidies, incentives, acreage control, and import and export restrictions on agricultural commodities and commodity products, can influence the planting of certain crops, the location and size of crop production, the volume and types of imports and exports, the availability and competitiveness of feedstocks as raw materials, and industry profitability. Additionally, corn production is affected by laws and regulations relating to, but not limited to, the sourcing, transporting, storing, and processing of agricultural raw materials as well as the transporting, storing, and distributing of related agricultural products. U.S. corn producers also must comply with various environmental laws and regulations, such as those regulating the use of certain pesticides, and local laws that regulate the production of genetically modified crops. In addition, international trade disputes can adversely affect agricultural commodity trade flows by limiting or disrupting trade between countries or regions.

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

Demand for corn in the United States to produce ethanol has also been a significant factor affecting the price of corn. In turn, demand for ethanol has tended to increase when the price of gasoline has increased and has been significantly affected by United States governmental policies designed to encourage the production of ethanol. Additionally, demand for corn is affected by changes in consumer tastes, national, regional, and local economic conditions, and demographic trends. Finally, because corn is often used as an ingredient in livestock feed, demand for corn is subject to risks associated with the outbreak of livestock disease.

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

As discussed in more detail below, price movements for soybeans are influenced by, among other things, weather conditions, crop disease, transportation difficulties, various planting, growing, and harvesting problems, governmental policies, changing demand, and seasonal fluctuations in supply. More generally, commodity prices may be influenced by economic and monetary events such as changes in interest rates, changes in balances of payments and trade, U.S. and international inflation rates, currency valuations and devaluations, U.S. and international economic events, and changes in the philosophies and emotions of market participants. Because the Fund invests primarily in interests in a single commodity, it is not a diversified investment vehicle, and therefore may be subject to greater volatility than a diversified portfolio of stocks or bonds or a more diversified commodity pool.

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

Soybean production is subject to United States and foreign policies and regulations that materially affect operations. Governmental policies affecting the agricultural industry, such as taxes, tariffs, duties, subsidies, incentives, acreage control, and import and export restrictions on agricultural commodities and commodity products, can influence the planting of certain crops, the location and size of crop production, the volume and types of imports and exports, and industry profitability. Additionally, soybean production is affected by laws and regulations relating to, but not limited to, the sourcing, transporting, storing, and processing of agricultural raw materials as well as the transporting, storing, and distributing of related agricultural products. Soybean producers also may need to comply with various environmental laws and regulations, such as those regulating the use of certain pesticides. In addition, international trade disputes can adversely affect agricultural commodity trade flows by limiting or disrupting trade between countries or regions.

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

As discussed in more detail below price movements for sugar are influenced by, among other things, weather conditions, crop disease, transportation difficulties, various planting, growing, and harvesting problems, governmental policies, changing demand, and seasonal fluctuations in supply. More generally, commodity prices may be influenced by economic and monetary events such as changes in interest rates, changes in balances of payments and trade, U.S. and international inflation rates, currency valuations and devaluations, U.S. and international economic events, and changes in the philosophies and emotions of market participants. Because the Fund invests primarily in interests in a single commodity, it is not a diversified investment vehicle, and therefore may be subject to greater volatility than a diversified portfolio of stocks or bonds or a more diversified commodity pool.

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

The global price and availability of sugar is influenced by economic and industry conditions, including but not limited to supply and demand factors such as: crop disease; weed control; water availability; various planting, growing, or harvesting problems; severe weather conditions such as drought, floods, or frost that are difficult to anticipate and which cannot be controlled; uncontrolled fires, including arson; challenges in doing business with foreign companies; legal and regulatory restrictions; fluctuation of shipping rates; currency exchange rate fluctuations; and political and economic instability. Global demand for sugar to produce ethanol has also been a significant factor affecting the price of sugar. Additionally, demand for sugar is affected by changes in consumer tastes, national, regional, and local economic conditions, and demographic trends. The spread of consumerism and the rising affluence of emerging nations such as China and India have created demand for sugar. An influx of people in developing countries moving from rural to urban areas may create more disposable income to be spent on sugar products and might also reduce sugar production in rural areas on account of worker shortages, all of which would result in upward pressure on sugar prices. On the other hand, public health concerns regarding obesity, heart disease and diabetes, particularly in developed countries, may reduce demand for sugar. In light of the time it takes to grow sugarcane and sugar beets and the cost of new facilities for processing these crops, it may not be possible to increase supply quickly or in a cost-effective manner in response to an increase in demand for sugar.

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

As discussed in more detail below, price movements for wheat are influenced by, among other things, weather conditions, crop disease, transportation difficulties, various planting, growing, and harvesting problems, governmental policies, changing demand, and seasonal fluctuations in supply. More generally, commodity prices may be influenced by economic and monetary events such as changes in interest rates, changes in balances of payments and trade, U.S. and international inflation rates, currency valuations and devaluations, U.S. and international economic events, and changes in the philosophies and emotions of market participants. Because the Fund invests primarily in interests in a single commodity, it is not a diversified investment vehicle, and therefore may be subject to greater volatility than a diversified portfolio of stocks or bonds or a more diversified commodity pool.

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

The price and availability of wheat is influenced by economic and industry conditions, including but not limited to supply and demand factors such as: crop disease, weed control, water availability, various planting, growing, or harvesting problems, severe weather conditions such as drought, floods, or frost that are difficult to anticipate and which cannot be controlled. Demand for food products made from wheat flour is affected by changes in consumer tastes, national, regional, and local economic conditions, and demographic trends. More specifically, demand for such food products in the United States is relatively unaffected by changes in wheat prices or disposable income but is closely tied to tastes and preferences. Export demand for wheat fluctuates yearly, based largely on crop yields in the importing countries.

Wheat production is subject to United States federal, state, and local policies and regulations that materially affect operations. Governmental policies affecting the agricultural industry, such as taxes, tariffs, duties, subsidies, incentives, acreage control, and import and export restrictions on agricultural commodities and commodity products, can influence the planting of certain crops, the location and size of crop production, the volume and types of imports and exports, the availability and competitiveness of feedstocks as raw materials, and industry profitability. Additionally, wheat production is affected by laws and regulations relating to, but not limited to, the sourcing, transporting, storing, and processing of agricultural raw materials as well as the transporting, storing, and distributing of related agricultural products. U.S. wheat producers also must comply with various environmental laws and regulations, such as those regulating the use of certain pesticides, and local laws that regulate the production of genetically modified crops. In addition, international trade disputes can adversely affect agricultural commodity trade flows by limiting or disrupting trade between countries or regions.

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

Demand for food products made from wheat flour is affected by changes in consumer tastes, national, regional, and local economic conditions, and demographic trends. More specifically, demand for such food products in the United States is relatively unaffected by changes in wheat prices or disposable income but is closely tied to tastes and preferences. For example, in recent years the increase in the popularity of low-carbohydrate diets caused the consumption of wheat flour to decrease rapidly before rebounding somewhat after 2005. Export demand for wheat fluctuates yearly, based largely on crop yields in the importing countries.

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

(b)

On July 31, 2010, for all Funds listed below except the Teucrium Agricultural Fund for which the contribution was made on April 1, 2011 and the Hashdex Bitcoin Futures ETF for which the contribution was made on May 25, 2022, the Sponsor made the following capital contributions and received the following shares for that contribution prior to each Fund’s commencement of operations; such shares were sold in private offerings exempt from registration under Section 4(2) of the Securities Act of 1933, as amended:

1.	a $100 capital contribution to the Teucrium Corn Fund, another series of the Trust, in exchange for four shares of such fund;
2.	a $100 capital contribution to the Teucrium Soybean Fund, another series of the Trust, in exchange for four shares of such fund;
3.	a $100 capital contribution to the Teucrium Sugar Fund, another series of the Trust, in exchange for four shares of such fund; and
4.	a $100 capital contribution to the Teucrium Wheat Fund, another series of the Trust, in exchange for four shares of such fund.
5.	a $100 capital contribution to the Teucrium Agricultural Fund, another series of the Trust, in exchange for two shares of such fund.
6.	a $100 capital contribution to the Hashdex Bitcoin Futures ETF, another series of the Trust, in exchange for four shares of such fund.

Teucrium Corn Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-162033	30,000,000	June 7, 2010
2	333-187463	-	April 30, 2013
3	333-210010	-	April 29, 2016
4	333-230626	-	April 29, 2019
5	333-237234	10,000,000	May 1, 2020
6	333-248546	20,000,000	October 2, 2020
7	333-263434	Indeterminate Number of Shares	April 7, 2022

From June 9, 2010 (the commencement of operations) through June 30, 2022, 44,125,000 Shares of the Fund were sold at an aggregate offering price of $980,601,057 The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund from June 9, 2010 (the commencement of operations) through June 30, 2022 in an amount equal to $1,164,060, resulting in net offering proceeds of $979,436,998. The offering proceeds were invested in corn futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Teucrium Soybean Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-167590	10,000,000	June 13, 2011
2	333-196210	-	June 30, 2014
3	333-217247	-	May 1, 2017
4	333-223940	5,000,000	April 30, 2018
5	333-241569	15,000,000	August 24, 2020
6		Indeterminate Number of Shares	April 7, 2022

From September 19, 2011 (the commencement of the offering) through June 30, 2022, 15,475,000 Shares of the Fund were sold at an aggregate offering price of $275,006,319. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through June 30, 2022 in an amount equal to $242,788, resulting in net offering proceeds of $274,763,531. The offering proceeds were invested in soybean futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Teucrium Sugar Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-167585	10,000,000	June 13, 2011
2	333-196211	-	June 30, 2014
3	333-217248	-	May 1, 2017
4	333-223941	5,000,000	April 30, 2018
5	333-248545	15,000,000	October 2, 2020
6	333-263438	Indeterminate Number of Shares	April 7, 2022

From September 19, 2011 (the commencement of the offering) through June 30, 2022, 11,150,00 Shares of the Fund were sold at an aggregate offering price of $99,782,714. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through June 30, 2022 in an amount equal to $97,267, resulting in net offering proceeds of $99,685,447. The offering proceeds were invested in sugar futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Teucrium Wheat Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-167591	10,000,000	June 13, 2011
2	333-196209	-	June 30, 2014
3	333-212481	25,050,000	July 15, 2016
4	333-230623	30,000,000	April 29, 2019
5	333-263293	Indeterminate Number of Shares	March 9, 2022

From September 19, 2011 (the commencement of the offering) through June 30, 2022, 109,925,000 Shares of the Fund were sold at an aggregate offering price of $1,083,020,909. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through June 30, 2022 in an amount equal to $442,102, resulting in net offering proceeds of $1,082,578,808. The offering proceeds were invested in wheat futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Teucrium Agricultural Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-173691	5,000,000	February 10, 2012
2	333-201953	-	April 30, 2015
3	333-223943	-	April 30, 2018
4	333-254650	-	April 30, 2021
5	333-263450	Indeterminate Number of Shares	April 7, 2022

From March 28, 2012 (the commencement of the offering) through June 30, 2022, 2,212,500 Shares of the Fund were sold at an aggregate offering price of $75,318,306. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through June 30, 2022 in an amount equal to $19,566, resulting in net offering proceeds of $75,298,740. The offering proceeds were invested in Shares of the Underlying Funds and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Issuer Purchases of CORN Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2022	300,000	$29.34	N/A	N/A
May 1 to May 31, 2022	250,000	$28.62	N/A	N/A
June 1 to June 30, 2022	1,700,000	$27.04	N/A	N/A
Total	2,250,000	$27.53

January 1 to June 30, 2022	375,000	$27.04	N/A	N/A

Issuer Purchases of CANE Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2022	-	$-	N/A	N/A
May 1 to May 31, 2022	425,000	$9.60	N/A	N/A
June 1 to June 30, 2022	650,000	$9.28	N/A	N/A
Total	1,075,000	$9.41

January 1 to June 30, 2022	1,600,000	$9.26	N/A	N/A

Issuer Purchases of WEAT Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2022	10,550,000	$10.93	N/A	N/A
May 1 to May 31, 2022	4,650,000	$10.97	N/A	N/A
June 1 to June 30, 2022	13,500,000	$9.95	N/A	N/A
Total	28,700,000	$10.48

January 1 to June 30, 2022	39,850,000	$10.35	N/A	N/A

Issuer Purchases of SOYB Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2022	-	$-	N/A	N/A
May 1 to May 31, 2022	-	$-	N/A	N/A
June 1 to June 30, 2022	450,000	$26.84	N/A	N/A
Total	450,000	$26.84

January 1 to June 30, 2022	100,000	$26.96	N/A	N/A

Issuer Purchases of TAGS Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2022	-	$-	N/A	N/A
May 1 to May 31, 2022	-	$-	N/A	N/A
June 1 to June 30, 2022	75,000	$31.72	N/A	N/A
Total	75,000	$31.72

January 1 to June 30, 2022	287,500	$30.52	N/A	N/A

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

Date: August 9, 2022

Teucrium Commodity Trust (Registrant)

By:	Teucrium Trading, LLC
its Sponsor

By:	/s/ Sal Gilbertie
Name:	Sal Gilbertie
Chief Executive Officer

Date: August 9, 2022

