Form 10-Q
period 2022-09-30
Teucrium Commodity Trust
filed 2022-11-09
CIK 1471824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2022.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Total Number of Outstanding Shares as of November 8, 2022
Teucrium Corn Fund	7,800,004
Teucrium Sugar Fund	2,875,004
Teucrium Soybean Fund	2,475,004
Teucrium Wheat Fund	39,775,004
Teucrium Agricultural Fund	1,425,502
Hashdex Bitcoin Futures ETF	100,004

TEUCRIUM COMMODITY TRUST

2

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

3

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Cash and cash equivalents	$629,514,898	$252,211,943
Interest receivable	418,273	16,982
Other assets	2,568	1,000
Equity in trading accounts:
Commodity and cryptocurrency futures contracts	24,791,493	13,415,301
Due from broker	60,590,852	613,126
Total equity in trading accounts	85,382,345	14,028,427
Total assets	$715,318,084	$266,258,352

Liabilities
Management fee payable to Sponsor	562,179	227,779
Other liabilities	116,369	129,453
Equity in trading accounts:
Commodity and cryptocurrency futures contracts	27,665,254	735,475
Due to broker	-	888,877
Total equity in trading accounts	27,665,254	1,624,352
Total liabilities	28,343,802	1,981,584

Net Assets	$686,974,282	$264,276,768

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED SCHEDULE OF INVESTMENTS

September 30, 2022

(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X (cost $148,187,971)	$148,187,971	21.57%	148,187,971
Goldman Sachs Financial Square Government Fund - Institutional Class (cost: $153,812,157)	153,812,157	22.39	153,812,157
Total money market funds (cost $302,000,128)	$302,000,128	43.96%

			Principal Amount
Commercial Paper
American Electric Power Company, Inc. 3.465% (cost: $12,458,317 due: 11/03/2022)	$12,460,700	1.81%	12,500,000
AT&T Inc. 3.277% (cost: $14,906,850 due: 11/28/2022)	14,921,700	2.17	15,000,000
Brookfield Infrastructure Holdings (Canada) Inc. 3.540% (cost: $19,895,000 due: 11/15/2022)	19,912,501	2.90	20,000,000
Crown Castle Inc. 3.234% (cost: $7,462,667 due: 11/10/2022)	7,473,333	1.09	7,500,000
Crown Castle Inc. 3.806% (cost: $4,504,451 due: 11/23/2022)	4,504,924	0.66	4,530,000
E. I. du Pont de Nemours and Company 3.336% (cost: $14,923,002 due: 11/21/2022)	14,929,877	2.17	15,000,000
Entergy Corporation 3.030% (cost: $7,462,500 due: 11/14/2022)	7,472,499	1.09	7,500,000
Entergy Corporation 3.163% (cost: $12,403,391 due: 11/28/2022)	12,437,041	1.81	12,500,000
Fortune Brands Home & Security, Inc. 3.040% (cost: $4,977,844 due: 10/21/2022)	4,991,638	0.73	5,000,000
Fortune Brands Home & Security, Inc. 3.754% (cost: $2,984,851 due: 11/18/2022)	2,985,160	0.43	3,000,000
General Motors Financial Company, Inc. 2.929% (cost: $7,457,709 due: 10/14/2022)	7,492,146	1.09	7,500,000
General Motors Financial Company, Inc. 2.878% (cost: $4,975,062 due: 10/17/2022)	4,993,666	0.73	5,000,000
General Motors Financial Company, Inc. 3.042% (cost: $7,456,731 due: 11/08/2022)	7,476,171	1.09	7,500,000
Glencore Funding LLC 2.856% (cost: $4,978,775 due: 10/03/2022)	4,999,214	0.73	5,000,000
Glencore Funding LLC 2.898% (cost: $14,924,663 due: 10/18/2022)	14,979,671	2.18	15,000,000
Harley-Davidson Financial Services, Inc. 3.029% (cost: $6,671,525 due: 10/05/2022)	6,697,767	0.97	6,700,000
Harley-Davidson Financial Services, Inc. 2.824% (cost: $3,488,566 due: 10/18/2022)	3,495,372	0.51	3,500,000
Harley-Davidson Financial Services, Inc. 3.487% (cost: $9,759,616 due: 11/03/2022)	9,769,008	1.42	9,800,000
Humana Inc. 2.518% (cost: $7,483,854 due: 10/03/2022)	7,498,959	1.09	7,500,000
ITT Inc. 2.795% (cost: $14,935,367 due: 10/11/2022)	14,988,459	2.18	15,000,000
ITT Inc. 2.683% (cost: $4,982,266 due: 10/24/2022)	4,991,502	0.73	5,000,000
Jabil Inc. 3.079% (cost: $7,475,219 due: 10/17/2022)	7,489,833	1.09	7,500,000
Jabil Inc. 3.129% (cost: $12,461,250 due: 10/21/2022)	12,478,471	1.82	12,500,000
ONEOK, Inc. 3.159% (cost: $9,975,439 due: 10/14/2022)	7,491,523	1.09	7,500,000
ONEOK, Inc. 3.158% (cost: $9,975,221 due: 10/14/2022)	12,485,872	1.82	12,500,000
PVH Corp. 3.535% (cost: $7,481,043 due: 10/19/2022)	7,486,875	1.09	7,500,000
PVH Corp. 3.434% (cost: $12,465,764 due: 10/21/2022)	12,476,389	1.82	12,500,000
V.F. Corporation 2.539% (cost: $7,479,525 due: 10/11/2022)	7,494,750	1.09	7,500,000
V.F. Corporation 3.282% (cost: $9,964,793 due: 11/01/2022)	9,972,015	1.45	10,000,000
V.F. Corporation 3.759% (cost: $2,480,935 due: 12/09/2022)	2,482,223	0.36	2,500,000
Viatris Inc. 3.473% (cost: $12,478,500 due: 10/14/2022)	12,484,472	1.82	12,500,000
Total Commercial Paper (cost: $281,330,696)	$281,813,731	41.03%
Total Cash Equivalents	$583,813,859	84.99%

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States corn futures contracts
CBOT corn futures MAR23 (2,207 contracts)	$6,573,943	0.96%	$75,479,400

United States wheat futures contracts
CBOT wheat futures MAR23 (2,854 contracts)	12,115,954	1.76	132,996,400
CBOT wheat futures MAY23 (2,430 contracts)	6,101,596	0.89	113,815,125
Total commodity futures contracts	$24,791,493	3.61%	$322,290,925

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity and Cryptocurrency futures contracts
United States corn futures contracts
CBOT corn futures MAY23 (1,889 contracts)	$1,236,813	0.18%	$64,651,025
CBOT corn futures DEC23 (2,426 contracts)	3,099,010	0.45	74,811,775

United States soybean futures contracts
CBOT soybean futures JAN23 (339 contracts)	1,626,608	0.24	23,314,725
CBOT soybean futures MAR23 (290 contracts)	1,453,840	0.21	20,057,125
CBOT soybean futures NOV23 (356 contracts)	3,401	0.00	23,869,800

United States sugar futures contracts
ICE sugar futures MAY23 (471 contracts)	560,518	0.08	8,936,189
ICE sugar futures JUL23 (414 contracts)	17,706	0.00	7,669,267
ICE sugar futures MAR24 (475 contracts)	704,427	0.10	8,942,920

United States wheat futures contracts
CBOT wheat futures DEC23 (2,899 contracts)	18,948,559	2.76	131,179,750

United States CME Bitcoin futures contracts
CME Bitcoin futures Oct22 (6 contracts)	9,576	0.00	582,750
CME Bitcoin futures Nov22 (6 contracts)	4,796	0.00	583,050
Total commodity futures contracts	$27,665,254	4.03%	$364,598,376

Exchange-traded funds*			Shares
Teucrium Corn Fund	$11,605,566	1.69%	429,192
Teucrium Soybean Fund	11,158,920	1.62	427,314
Teucrium Sugar Fund	11,589,798	1.69	1,327,598
Teucrium Wheat Fund	11,861,985	1.73	1,294,496
Total exchange-traded funds (cost $46,624,323)	$46,216,269	6.73%

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

TEUCRIUM COMMODITY TRUST

COMBINED SCHEDULE OF INVESTMENTS

December 31, 2021

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X 0.026% (cost $30,443,449)	$30,443,449	11.52%	30,443,449
Goldman Sachs Financial Square Government Fund - Institutional Class 0.030% (cost $2,525,384)	2,525,384	0.96	2,525,384
Total money market funds (cost $32,968,833)	$32,968,833	12.48%

			Principal Amount
Commercial Paper
Albemarle Corporation 0.181% (cost: $9,996,324 due 01/31/2022)	$9,998,489	3.78%	10,000,000
Albemarle Corporation 0.200% (cost: $4,998,834 due 01/11/2022)	4,999,722	1.89	5,000,000
Brookfield Infrastructure Holdings (Canada) Inc. 0.170% (cost: $2,499,021 due 01/25/2022)	2,499,717	0.95	2,500,000
Conagra Brands, Inc. 0.160% (cost: $7,497,300 due 01/05/2022)	7,499,867	2.84	7,500,000
Conagra Brands, Inc. 0.150% (cost: $4,998,710 due 01/18/2022)	4,999,646	1.89	5,000,000
General Motors Financial Company, Inc. 0.160% (cost: $4,998,000 due 01/06/2022)	4,999,889	1.89	5,000,000
General Motors Financial Company, Inc. 0.200% (cost: $9,995,111 due 01/31/2022)	9,998,333	3.78	10,000,000
General Motors Financial Company, Inc. 0.160% (cost: $4,998,800 due 01/03/2022)	4,999,956	1.89	5,000,000
Harley-Davidson Financial Services, Inc. 0.167% (cost: $9,996,061 due 01/13/2022)	9,999,444	3.78	10,000,000
Harley-Davidson Financial Services, Inc. 0.170% (cost: $4,997,876 due 02/01/2022)	4,999,268	1.89	5,000,000
Harley-Davidson Financial Services, Inc. 0.250% (cost: $4,997,328 due 03/02/2022)	4,997,918	1.89	5,000,000
Humana Inc. 0.140% (cost: $4,998,425 due 01/07/2022)	4,999,883	1.89	5,000,000
Jabil Inc. 0.250% (cost: $2,499,219 due 01/20/2022)	2,499,670	0.95	2,500,000
Jabil Inc. 0.300% (cost: $7,496,063 due 02/08/2022)	7,497,625	2.84	7,500,000
Jabil Inc. 0.310% (cost: $4,996,900 due 02/25/2022)	4,997,632	1.89	5,000,000
Viatris Inc. 0.250% (cost: $4,997,466 due 02/11/2022)	4,998,577	1.89	5,000,000
Viatris Inc. 0.300% (cost: $4,996,625 due 02/11/2022)	4,998,292	1.89	5,000,000
Viatris Inc. 0.310% (cost: $4,996,986 due 03/01/2022)	4,997,460	1.89	5,000,000
Viatris Inc. 0.200% (cost: $4,998,584 due 01/21/2022)	4,999,444	1.89	5,000,000
WGL Holdings, Inc. 0.220% (cost: $4,998,686 due 01/12/2022)	4,999,664	1.89	5,000,000
WGL Holdings, Inc. 0.187% (cost: $4,998,700 due 01/06/2022)	4,999,870	1.89	5,000,000
Total Commercial Paper (total cost: $119,951,019)	$119,980,366	45.38%
Total Cash Equivalents	$152,949,199	57.86%

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

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2022(1)	September 30, 2021	September 30, 2022(1)	September 30, 2021
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized (loss) gain on commodity and cryptocurrency futures contracts	$(103,278,313)	$15,419,113	$(14,666,473)	$109,828,706
Net change in unrealized (depreciation)/appreciation on commodity and cryptocurrency futures contracts	112,241,847	(23,501,922)	$(15,553,587)	(34,410,727)
Interest income	3,411,665	113,104	$5,411,206	430,283
Total income (loss)	12,375,199	(7,969,705)	(24,808,854)	75,848,262

Expenses
Management fees	1,666,788	749,229	5,121,250	2,549,948
Professional fees	202,539	219,475	1,012,066	928,149
Distribution and marketing fees	1,170,838	920,861	3,058,779	2,509,136
Custodian fees and expenses	151,161	99,410	280,651	280,651
Business permits and licenses fees	17,473	11,051	114,848	107,406
General and administrative expenses	46,910	58,673	257,025	263,366
Other expenses	21	17	26	17
Total expenses	3,255,730	2,058,716	9,844,645	6,638,673

Expenses waived by the Sponsor	(62,609)	(684,792)	(1,115,590)	(1,650,854)

Total expenses, net	3,193,121	1,373,924	8,729,055	4,987,819

Net income (loss)	$9,182,078	$(9,343,629)	$(33,537,909)	$70,860,443

(1) The Hashdex Bitcoin Futures ETF commenced operations on September 15, 2022.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2022(1)	September 30, 2021
Operations
Net (loss) income	$(33,537,909)	$70,860,443
Capital transactions
Issuance of Shares	1,216,204,797	134,705,493
Redemption of Shares	(726,634,292)	(242,902,007)
Net change in the cost of the Underlying Funds	(33,335,082)	(5,732,374)
Total capital transactions	456,235,423	(113,928,888)

Net change in net assets	422,697,514	(43,068,445)

Net assets, beginning of period	264,276,768	310,113,194

Net assets, end of period	$686,974,282	$267,044,749

(1) The Hashdex Bitcoin Futures ETF commenced operations on September 15, 2022.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2022(1)	September 30, 2021
Cash flows from operating activities:
Net (loss) income	$(33,537,909)	$70,860,443
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Net change in unrealized appreciation on commodity and cryptocurrency futures contracts	$15,553,587	34,410,727
Changes in operating assets and liabilities:
Due from broker	$(59,977,726)	(10,577,745)
Interest receivable	(401,291)	(1,602)
Other assets	(1,568)	8
Due to broker	(888,877)	(26,931,492)
Management fee payable to Sponsor	334,400	(39,199)
Payable for purchases of commercial paper	-	(4,997,788)
Other liabilities	(13,084)	224,500
Net cash (used in) provided by operating activities	(78,932,468)	62,947,852

Cash flows from financing activities:
Proceeds from sale of Shares	1,216,204,797	135,013,323
Redemption of Shares	(726,634,292)	(247,306,922)
Net change in cost of the Underlying Funds	(33,335,082)	(5,732,374)
Net cash provided by (used in) financing activities	456,235,423	(118,025,973)

Net change in cash and cash equivalents	377,302,955	(55,078,121)
Cash and cash equivalents beginning of period	252,211,943	309,378,295
Cash and cash equivalents end of period	$629,514,898	$254,300,174

(1) The Hashdex Bitcoin Futures ETF commenced operations on September 15, 2022.

The accompanying notes are an integral part of these financial statements.

NOTES TO COMBINED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

Note 1 – Organization and Operation

Teucrium Commodity Trust (“Trust”), a Delaware statutory trust organized on September 11, 2009, is a series trust consisting of six series: Teucrium Corn Fund (“CORN”), Teucrium Sugar Fund (“CANE”), Teucrium Soybean Fund (“SOYB”), Teucrium Wheat Fund (“WEAT”), Teucrium Agricultural Fund (“TAGS”) and Hashdex Bitcoin Futures ETF (“DEFI”). All of these series of the Trust are collectively referred to as the “Funds” and singularly as the “Fund.” Collectively, CORN, CANE, SOYB, and WEAT are referred to as the “Agricultural Funds”. Each Fund is a commodity pool that is a series of the Trust. The Funds issue common units, called the “Shares,” representing fractional undivided beneficial interests in a Fund. Effective as of April 29, 2019, the Trust and the Funds operate pursuant to the Trust’s Fifth Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”).

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

On September 14, 2022, the Form S-1 for DEFI was declared effective by the SEC. This registration statement for DEFI registered an indeterminate number of shares. On September 15, 2022, five Creation Baskets for DEFI were issued representing 50,000 shares and $1,250,000.  DEFI began trading on the NYSE Arca on September 16, 2022.

Teucrium Trading, LLC is the sponsor (“Sponsor”) of the Trust. The Sponsor is a member of the National Futures Association (the “NFA”) and became a commodity pool operator (“CPO”) registered with the Commodity Futures Trading Commission (the “CFTC”) effective November 10, 2009. The Sponsor registered as a Commodity Trading Advisor (“CTA”) with the CFTC effective September 8, 2017.

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Trust’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three and nine months ended September 30, 2022, are not necessarily indicative of the results to be expected for the full year ending December 31, 2022.

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

E D & F Man Capital Markets, Inc. (“E D & F Man”), StoneX Financial Inc. (“StoneX”) and Phillip Capital Inc. (“Phillip Capital”) serve as the Funds’ clearing brokers to execute and clear futures contracts and provide other brokerage-related services. E D & F Man, StoneX  and Phillip Capital are each registered as futures commission merchants (“FCM”) with the U.S. CFTC and are members of the NFA. The clearing brokers are registered as broker-dealers with the SEC and are each a member of FINRA. E D & F Man, StoneX and Phillip Capital are each clearing members of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar and Wheat Futures Contracts, E D & F Man is paid $11.00 per round turn. StoneX is paid $2.50 per round turn exclusive of pass-through fees for the exchange and the NFA. Additionally, if the monthly commissions paid by each Fund does not equal or exceed 20% return on the StoneX Capital Requirement at 9.6% of the Exchange Maintenance Margin, each Fund will pay a true up to meet that return at the end of each month. These expenses are recognized on a per-trade basis. The half-turn is recognized as an unrealized loss on the combined statements of operations, and a full turn is recognized as a realized loss on the combined statements of operations when a contract is sold.  For Bitcoin futures contracts, StoneX is paid $10.00 - $25.00 per half-turn exclusive of pass through fees for the exchange and NFA.  Phillip Capital is paid $35.00 - $45.00 per half-turn exclusive of pass through fees for the exchange, NFA, execution fees and platform and exchange data fees.  A summary of these expenses is included below.

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

	Three months ended September 30, 2022 (1)	Three months ended September 30, 2021	Nine months ended September 30, 2022 (1)	Nine months ended September 30, 2021
Amount Recognized for Custody Services	$151,161	$99,410	$280,651	$280,651
Amount of Custody Services Waived	$7,455	$53,146	$35,556	$79,955

Amount Recognized for Distribution Services	$53,835	$41,306	147,890	$132,621
Amount of Distribution Services Waived	$2,739	$36,153	45,733	$60,354

Amount Recognized for Wilmington Trust	$3,300	$3,300	$3,300	$3,300
Amount of Wilmington Trust Waived	$550	$991	$550	$991

Amount Recognized for Thales	$54,755	$92,386	$212,879	$253,154
Amount of Thales Waived	$2,605	$92,386	$103,396	$134,064

(1) The Hashdex Bitcoin Futures ETF commenced operations on September 15, 2022.

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared on a combined basis in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as detailed in the Financial Accounting Standards Board’s Accounting Standards Codification and include the accounts of the Trust, CORN, CANE, SOYB, WEAT, TAGS and DEFI. Refer to the accompanying separate financial statements for each Fund for more detailed information. The periods represented by the financial statements herein contain the results of CORN, SOYB, CANE, WEAT, TAGS and DEFI for the months during which each Fund was in operation, except for eliminations for TAGS as explained below.

Given the investment objective of TAGS as described in Note 1 above, TAGS will buy, sell, and hold, as part of its normal operations, shares of the four Underlying Agricultural Funds. The Trust eliminates the shares of the other series of the Trust owned by TAGS from its combined statements of assets and liabilities. The Trust eliminates the net change in unrealized appreciation or depreciation on securities owned by TAGS from its combined statements of operations. The combined statements of changes in net assets and cash flows present a net presentation of the purchases and sales of the Underlying Funds by TAGS.

Revenue Recognition

Commodity and cryptocurrency futures contracts are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized appreciation or depreciation on commodity and cryptocurrency futures contracts are reflected in the combined statements of operations as the difference between the original contract amount and the fair market value as of the last business day of the year or as of the last date of the financial statements. Changes in the appreciation or depreciation between periods are reflected in the combined statements of operations. Interest on cash equivalents with financial institutions are recognized on the accrual basis. The Funds earn interest on funds held at the custodian and other financial institutions at prevailing market rates for such investments.

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

Brokerage Commissions

The Sponsor recognizes the expense for brokerage commissions for futures contract trades on a per-trade basis. The below table shows the amounts included on the combined statements of operations as total brokerage commissions paid inclusive of unrealized loss for the three and nine months ended September 30, 2022.

	CORN	SOYB	CANE	WEAT	TAGS	DEFI	TRUST
Three Months Ended September 30, 2022 (1)	$54,746	$6,432	$5,436	$75,136	$-	$949	$142,699
Three Months Ended September 30, 2021	$43,677	$4,833	$6,613	$17,330	$-	$-	$72,453
Nine Months Ended September 30, 2022 (1)	$188,321	$21,638	$31,972	$354,679	$-	$949	$597,559
Nine Months Ended September 30, 2021	$118,868	$26,568	$19,047	$39,852	$-	$-	$204,335

(1) The Hashdex Bitcoin Futures ETF commenced operations on September 15, 2022.

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

The Funds are required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Funds file income tax returns in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2019 to 2021, the Funds remain subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Funds recording a tax liability that reduces net assets. Based on their analysis, the Funds have determined that they have not incurred any liability for unrecognized tax benefits as of September 30, 2022, and for the years ended December 31, 2021, 2020 and 2019. However, the Funds’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

There is very limited authority on the U.S. federal income tax treatment of bitcoin and no direct authority on bitcoin derivatives, such as Bitcoin Futures Contracts. Bitcoin Futures Contracts more likely than not will be considered futures with respect to commodities for purposes of the qualifying income exception under section 7704 of the Code. Based on a CFTC determination that treats bitcoin as a commodity under the CEA, the Fund intends to take the position that Bitcoin Futures Contracts consist of futures on commodities for purposes of the qualifying income exception under section 7704 of the Code. Shareholders should be aware that the Fund’s position is not binding on the IRS, and no assurance can be given that the IRS will not challenge the Fund’s position, or that the IRS or a court will not ultimately reach a contrary conclusion, which would result in the material adverse consequences to Shareholders and the Fund.

The Funds recognize interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three and nine months ended September 30, 2022 and 2021.

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

DEFI:  50,000 shares representing 5 baskets

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

	September 30, 2022	December 31, 2021
Money Market Funds	$302,000,128	$32,968,833
Demand Deposit Savings Accounts	45,701,039	99,262,744
Commercial Paper	281,813,731	119,980,366
Total cash and cash equivalents as presented on the combined Statement of Assets and Liabilities	$629,514,898	$252,211,943

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

In addition, the Agricultural Funds, except for TAGS, which has no such fee are contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum.

The Agricultural Funds generally pay for all brokerage fees, taxes, and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. Each Fund also pays its portion of the fees and expenses associated with the Trust’s tax accounting and reporting requirements. Certain aggregate expenses common to all Funds within the Trust are allocated by the Sponsor to the respective Funds based on activity drivers deemed most appropriate by the Sponsor for such expenses, including but not limited to relative assets under management and creation order activity. These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to services provided by the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Funds and are, primarily, included as distribution and marketing fees on the statements of operations. These amounts, for the Trust and for each Fund, are detailed in the notes to the financial statements included in Part I of this filing.

DEFI is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 0.94% per annum. From the Management Fee, the Sponsor pays all of the routine operational, administrative and other ordinary expenses of the Fund, generally as determined by the Sponsor, including but not limited to, fees and expenses of the Administrator, Custodian, Distributor, Transfer Agent, licensors, accounting and audit fees expenses, tax preparation expenses, legal fees, ongoing SEC registration fees, individual Schedule K-1 preparation and mailing fees, and report preparation and mailing expenses. These fees and expenses are not included in the breakeven table because they are paid for by the Sponsor through the proceeds from the Management Fee. The Fund pays all of its non-recurring and unusual fees and expenses, if any, as determined by the Sponsor. Non-recurring and unusual fees and expenses are unexpected or unusual in nature, such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses. Extraordinary fees and expenses also include material expenses which are not currently anticipated obligations of the Fund. Routine operational, administrative, and other ordinary expenses are not deemed extraordinary expenses.

	Three months ended September 30, 2022 (1)	Three months ended September 30, 2021	Nine months ended September 30, 2022 (1)	Nine months ended September 30, 2021
Recognized Related Party Transactions	$638,361	$518,894	$2,055,991	$1,702,621
Waived Related Party Transactions	$19,090	$284,739	$498,171	$735,851

(1) The Hashdex Bitcoin Futures ETF commenced operations on September 15, 2022.

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

	CORN	SOYB	CANE	WEAT	TAGS	DEFI	TRUST
Three months ended September 30, 2022 (1)	$-	$-	$-	$-	$62,059	$550	$62,609
Three months ended September 30, 2021	$347,523	$173,635	$29,699	$104,989	$28,946	$-	$684,792
Nine months ended September 30, 2022 (1)	$345,855	$89,562	$78,237	$425,164	$176,222	$550	$1,115,590
Nine months ended September 30, 2021	$789,304	$479,631	$87,738	$229,640	$64,541	$-	$1,650,854

(1) The Hashdex Bitcoin Futures ETF commenced operations on September 15, 2022.

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

Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Trust has the ability to access. Valuation adjustments and block discounts are not applied to Level 1 futures contracts held by CORN, SOYB, CANE, WEAT and DEFI, the securities of the Underlying Funds held by TAGS, and any other securities held by any Fund, together referenced throughout this filing as “financial instruments.” Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

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

On September 30, 2022 and December 31, 2021, in the opinion of the Trust, the reported value at the close of the market for each commodity and cryptocurrency contract fairly reflected the value of the futures and no alternative valuations were required.

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

Note 4 – Fair Value Measurements

The Trust’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Trust’s significant accounting policies in Note 3. The following table presents information about the Trust’s assets and liabilities measured at fair value as of September 30, 2022 and December 31, 2021:

Assets:	Level 1	Level 2	Level 3	Balance as of September 30, 2022
Cash Equivalents	$583,813,859	$-	$-	$583,813,859
Commodity and Cryptocurrency Futures Contracts
Corn futures contracts	6,573,943	-	-	6,573,943
Wheat futures contracts	18,217,550	-	-	18,217,550
Total	$608,605,352	$-	$-	$608,605,352

Liabilities	Level 1	Level 2	Level 3	Balance as of September 30, 2022
Commodity and Cryptocurrency Futures Contracts
Corn futures contracts	$4,335,823	$-	$-	$4,335,823
Soybean futures contracts	3,083,849	-	-	3,083,849
Sugar futures contracts	1,282,651	-	-	1,282,651
Wheat futures contracts	18,948,559	-	-	18,948,559
Bitcoin futures contracts	14,372			14,372
Total	$27,665,254	$-	$-	$27,665,254

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2021
Cash Equivalents	$152,949,199	$-	$-	$152,949,199
Commodity and Cryptocurrency Futures Contracts
Corn futures contracts	5,936,552	-	-	5,936,552
Soybean futures contracts	2,684,851	-	-	2,684,851
Sugar futures contracts	1,079,226	-	-	1,079,226
Wheat futures contracts	3,714,672	-	-	3,714,672
Total	$166,364,500	$-	$-	$166,364,500

Liabilities	Level 1	Level 2	Level 3	Balance as of December 31, 2021
Commodity and Cryptocurrency Futures Contracts
Sugar futures contracts	80,506	-	-	$80,506
Wheat futures contracts	654,969	-	-	654,969
Total	$735,475	$-	$-	$735,475

For the three and nine months ended September 30, 2022 and year ended December 31, 2021, the Funds did not have any significant transfers between any of the levels of the fair value hierarchy. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Funds utilize derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Funds’ derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Funds are also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the three and nine months ended September 30, 2022 and year ended December 31, 2021, the Funds invested only in commodity and cryptocurrency futures contracts specifically related to each Fund.

Futures Contracts

The Funds are subject to commodity and cryptocurrency price risk in the normal course of pursuing their investment objectives. A futures contract represents a commitment for the future purchase or sale of an asset at a specified price on a specified date.

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

The following table also identifies the fair value amounts of derivative instruments included in the combined statements of assets and liabilities as derivative contracts, categorized by primary underlying risk, and held by the FCMs, E D & F Man, and StoneX as of September 30, 2022, and December 31, 2021. The DEFI Fund has an account open at Phillip Capital with no contracts held as of September 30, 2022.

*The amount of collateral presented in Collateral, Due from Broker, is limited to the liability for the futures contracts and accordingly does not include the excess collateral pledged.

Offsetting of Financial Assets and Derivative Assets as of September 30, 2022

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Combined Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Combined Statement of Assets and Liabilities	Net Amount Presented in the Combined Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity and Cryptocurrency Price
Corn futures contracts	$6,573,943	$-	$6,573,943	$4,335,823	$-	$2,238,120
Wheat futures contracts	$18,217,550	$-	$18,217,550	$18,217,550	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of September 30, 2022

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Combined Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Combined Statement of Assets and Liabilities	Net Amount Presented in the Combined Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity and Cryptocurrency Price
Corn futures contracts	$4,335,823	$-	$4,335,823	$4,335,823	$-	$-
Soybean futures contracts	$3,083,849	$-	$3,083,849	$-	$3,083,849	$-
Sugar futures contracts	$1,282,651	$-	$1,282,651	$-	$1,282,651	$-
Wheat futures contracts	$18,948,559	$-	$18,948,559	$18,217,550	$731,009	$-
Bitcoin futures contracts	$14,372	$-	$14,372	$-	$14,372	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2021

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Combined Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Combined Statement of Assets and Liabilities	Net Amount Presented in the Combined Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Corn futures contracts	$5,936,552	$-	$5,936,552	$-	$-	$5,936,552
Soybean futures contracts	$2,684,851	$-	$2,684,851	$-	$675,169	$2,009,682
Sugar futures contracts	$1,079,226	$-	$1,079,226	$80,506	$-	$998,720
Wheat futures contracts	$3,714,672	$-	$3,714,672	$654,969	$213,708	$2,845,995

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2021

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Combined Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Combined Statement of Assets and Liabilities	Net Amount Presented in the Combined Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity Price
Sugar futures contracts	$80,506	$-	$80,506	$80,506	$-	$-
Wheat futures contracts	$654,969	$-	$654,969	$654,969	$-	$-

The following is a summary of realized and unrealized gains (losses) of the derivative instruments utilized by the Trust:

Three months ended September 30, 2022 (1)

	Realized (Loss) Gain on Commodity and Cryptocurrency Futures Contracts	Net Change in Unrealized Appreciation (Depreciation) on Commodity and Cryptocurrency Futures Contracts
Commodity Price
Corn futures contracts	$(10,344,285)	$23,856,276
Soybean futures contracts	977,658	(3,855,440)
Sugar futures contracts	(948,329)	(1,014,429)
Wheat futures contracts	(92,957,415)	93,269,812
Bitcoin futures Contracts	(5,942)	(14,372)
Total commodity and cryptocurrency futures contracts	$(103,278,313)	$112,241,847

Three months ended September 30, 2021

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized (Depreciation) Appreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$6,039,005	$(16,642,507)
Soybean futures contracts	3,421,173	(7,754,543)
Sugar futures contracts	2,536,459	289,834
Wheat futures contracts	3,422,476	605,294
Total commodity and cryptocurrency futures contracts	$15,419,113	$(23,501,922)

Nine months ended September 30, 2022 (1)

	Realized Gain (Loss) on Commodity and Cryptocurrency Futures Contracts	Net Change in Unrealized Depreciation on Commodity and Cryptocurrency Futures Contracts
Commodity Price
Corn futures contracts	$28,678,780	$(3,698,432)
Soybean futures contracts	10,675,505	(5,768,700)
Sugar futures contracts	(476,906)	(2,281,371)
Wheat futures contracts	(53,537,910)	(3,790,712)
Bitcoin futures Contracts	(5,942)	(14,372)
Total commodity and cryptocurrency futures contracts	$(14,666,473)	$(15,553,587)

Nine months ended September 30, 2021

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized (Depreciation) Appreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$61,285,136	$(18,263,441)
Soybean futures contracts	29,238,888	(15,794,481)
Sugar futures contracts	5,802,090	846,951
Wheat futures contracts	13,502,592	(1,199,756)
Total commodity and cryptocurrency futures contracts	$109,828,706	$(34,410,727)

(1) The Hashdex Bitcoin Futures ETF commenced operations on September 15, 2022.

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for the futures contracts held was $662.8 million and $611.7 million respectively for the three and nine months ended September 30, 2022 and $281.7 million and $334.0 million for the three and nine months ended September 30, 2021, respectively.

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

Note 7 – Detail of the net assets and shares outstanding of the Funds that are a series of the Trust

The following are the net assets and shares outstanding of each Fund that is a series of the Trust and, thus, in total, comprise the combined net assets of the Trust:

September 30, 2022

	Outstanding Shares	Net Assets
Teucrium Corn Fund	7,950,004	$214,972,436
Teucrium Soybean Fund	2,575,004	67,243,978
Teucrium Sugar Fund	2,925,004	25,534,967
Teucrium Wheat Fund	41,250,004	377,988,971
Hashdex Bitcoin Futures ETF	50,004	1,230,482
Teucrium Agricultural Fund:
Net assets including the investment in the Underlying Funds	1,487,502	46,219,717
Less: Investment in the Underlying Funds		(46,216,269)
Net for the Fund in the combined net assets of the Trust		3,448
Total		$686,974,282

December 31, 2021

	Outstanding Shares	Net Assets
Teucrium Corn Fund	5,600,004	$120,846,256
Teucrium Soybean Fund	1,975,004	44,972,625
Teucrium Sugar Fund	2,475,004	22,834,664
Teucrium Wheat Fund	10,250,004	75,621,587
Teucrium Agricultural Fund:
Net assets including the investment in the Underlying Funds	525,002	14,179,655
Less: Investment in the Underlying Funds		(14,178,019)
Net for the Fund in the combined net assets of the Trust		1,636
Total		$264,276,768

The detailed information for the subscriptions and redemptions, and other financial information for each Fund that is a series of the Trust are included in the accompanying financial statements of each Fund.

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended September 30, 2022 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Trust and Funds other than those noted below:

Trust:

Nothing to report.

CORN:

Nothing to report.

SOYB:

Nothing to report.

CANE:

Nothing to report.

WEAT:

Nothing to report.

TAGS:

Nothing to report.

DEFI:

The total net assets of the Fund increased by $1,058,752, or 86%, for the period September 30, 2022 to November 8, 2022. This was driven by a 100% increase in the shares outstanding and partially offset by a 7% decrease in the NAV/share.

TEUCRIUM CORN FUND

STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Cash and cash equivalents	$197,381,777	$115,012,740
Interest receivable	134,080	8,614
Equity in trading accounts:
Commodity futures contracts	6,573,943	5,936,552
Due from broker	15,440,025	77,143
Total equity in trading accounts	22,013,968	6,013,695
Total assets	219,529,825	121,035,049

Liabilities
Management fee payable to Sponsor	179,005	104,087
Other liabilities	42,561	84,706
Equity in trading accounts:
Commodity futures contracts	4,335,823	-
Total liabilities	4,557,389	188,793

Net assets	$214,972,436	$120,846,256

Shares outstanding	7,950,004	5,600,004

Shares Authorized	*	22,425,000

Net asset value per share	$27.04	$21.58

Market value per share	$27.04	$21.54

* On April 7, 2022, the Teucrium Corn Fund registered an indeterminate number of shares of the Fund pursuant to Rule 456(d) under the Securities Act of 1933.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

SCHEDULE OF INVESTMENTS

September 30, 2022

(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
First American Governemnt Obligations Fund - Class X (cost $32,434,029)	$32,434,029	15.09%	32,434,029
Goldman Sachs Financial Square Government Fund - Institutional Class (cost: $41,373,165)	41,373,165	19.24	41,373,165
Total money market funds (cost: $73,807,194)	$73,807,194	34.33%

Commercial Paper
American Electric Power Company, Inc. 3.465% (cost: $4,983,327 due 11/03/2022)	$4,984,280	2.32%	5,000,000
AT&T Inc. 3.277% (cost: $7,453,425 due 11/28/2022)	7,460,850	3.47	7,500,000
Brookfield Infrastructure Holdings (Canada) Inc. 3.540% (cost: $7,460,625 due 11/15/2022)	7,467,188	3.47	7,500,000
Crown Castle Inc. 3.234% (cost: $2,487,556 due 11/10/2022)	2,491,111	1.16	2,500,000
Crown Castle Inc. 3.806% (cost: $2,485,900 due 11/23/2022)	2,486,161	1.16	2,500,000
E. I. du Pont de Nemours and Company 3.336% (cost: $2,487,167 due 11/21/2022)	2,488,313	1.16	2,500,000
Entergy Corporation 3.030% (cost: $2,487,500 due 11/14/2022)	2,490,833	1.16	2,500,000
Entergy Corporation 3.163% (cost: $2,480,678 due 11/28/2022)	2,487,408	1.16	2,500,000
Fortune Brands Home & Security, Inc. 3.040% (cost: $2,488,922 due 10/21/2022)	2,495,819	1.16	2,500,000
General Motors Financial Company, Inc. 2.878% (cost: $2,487,531 due 10/17/2022)	2,496,833	1.16	2,500,000
General Motors Financial Company, Inc. 3.042% (cost: $2,485,577 due 11/08/2022)	2,492,057	1.16	2,500,000
Glencore Funding LLC 2.898% (cost: $9,949,775 due 10/18/2022)	9,986,447	4.65	10,000,000
Harley-Davidson Financial Services, Inc. 2.824% (cost: $996,733 due 10/18/2022)	998,678	0.47	1,000,000
Harley-Davidson Financial Services, Inc. 3.487% (cost: $2,489,698 due 11/03/2022)	2,492,094	1.16	2,500,000
Humana Inc. 2.518% (cost: $2,494,618 due 10/03/2022)	2,499,653	1.16	2,500,000
ITT Inc. 2.795% (cost: $4,978,456 due 10/11/2022)	4,996,153	2.32	5,000,000
ITT Inc. 2.683% (cost: $2,491,133 due 10/24/2022)	2,495,751	1.16	2,500,000
Jabil Inc. 3.129% (cost: $2,492,250 due 10/21/2022)	2,495,694	1.16	2,500,000
ONEOK, Inc. 3.159% (cost: $2,493,697 due 10/14/2022)	2,497,174	1.16	2,500,000
ONEOK, Inc. 3.158% (cost: $4,987,828 due 10/14/2022)	4,994,349	2.32	5,000,000
PVH Corp. 3.434% (cost: $7,479,458 due 10/21/2022)	7,485,833	3.49	7,500,000
V.F. Corporation 2.539% (cost: $2,493,175 due 10/11/2022)	2,498,250	1.16	2,500,000
V.F. Corporation 3.282% (cost: $7,473,595 due 11/01/2022)	7,479,011	3.48	7,500,000
V.F. Corporation 3.759% (cost: $2,480,935 due 12/09/2022)	2,482,223	1.15	2,500,000
Viatris Inc. 3.473% (cost: $4,991,400 due 10/14/2022)	4,993,789	2.32	5,000,000
Total Commercial Paper (cost: $98,080,959)	$98,235,952	45.70%
Total Cash Equivalents	$172,043,146	80.03%

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States corn futures contracts
CBOT corn futures MAR23 (2,207 contracts)	$6,573,943	3.06%	$75,479,400

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT corn futures MAY23 (1,889 contracts)	$1,236,813	0.58%	$64,651,025
CBOT corn futures DEC23 (2,426 contracts)	3,099,010	1.44	74,811,775
Total commodity futures contracts	$4,335,823	2.02%	$139,462,800

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

TEUCRIUM CORN FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized (loss) gain on commodity futures contracts	$(10,344,285)	$6,039,005	$28,678,780	$61,285,136
Net change in unrealized appreciation/(depreciation) on commodity futures contracts	23,856,276	(16,642,507)	(3,698,432)	(18,263,441)
Interest income	1,087,852	55,229	1,706,156	206,168
Total income (loss)	14,599,843	(10,548,273)	26,686,504	43,227,863

Expenses
Management fees	525,893	342,207	1,628,695	1,187,734
Professional fees	48,270	117,055	330,357	447,879
Distribution and marketing fees	307,484	444,526	934,170	1,191,750
Custodian fees and expenses	42,405	48,716	77,409	132,904
Business permits and licenses fees	7,049	3,685	27,907	27,959
General and administrative expenses	12,197	28,376	98,381	117,321
Total expenses	943,298	984,565	3,096,919	3,105,547

Expenses waived by the Sponsor	-	(347,523)	(345,855)	(789,304)

Total expenses, net	943,298	637,042	2,751,064	2,316,243

Net income (loss)	$13,656,545	$(11,185,315)	$23,935,440	$40,911,620

Net gain (loss) per share	$1.98	$(1.12)	$5.46	$4.69
Net income (loss) per weighted average share	$1.67	$(1.67)	$2.90	$4.87
Weighted average shares outstanding	8,188,863	6,704,352	8,240,663	8,402,293

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2022	September 30, 2021
Operations
Net income	$23,935,440	$40,911,620
Capital transactions
Issuance of Shares	204,322,783	69,950,418
Redemption of Shares	(134,132,043)	(128,755,180)
Total capital transactions	70,190,740	(58,804,762)
Net change in net assets	94,126,180	(17,893,142)

Net assets, beginning of period	$120,846,256	$138,289,537

Net assets, end of period	$214,972,436	$120,396,395

Net asset value per share at beginning of period	$21.58	$15.54

Net asset value per share at end of period	$27.04	$20.23

Creation of Shares	7,500,000	3,775,000
Redemption of Shares	5,150,000	6,725,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2022	September 30, 2021
Cash flows from operating activities:
Net income	$23,935,440	$40,911,620
Adjustments to reconcile net income to net cash provided by operating activities:
Net change in unrealized depreciation on commodity futures contracts	3,698,432	18,263,441
Changes in operating assets and liabilities:
Due from broker	(15,362,882)	(6,206,315)
Interest receivable	(125,466)	(1,510)
Due to broker	-	(12,973,828)
Management fee payable to Sponsor	74,918	(19,374)
Payable for purchases of commercial paper	-	(2,499,092)
Other liabilities	(42,145)	139,564
Net cash provided by operating activities	12,178,297	37,614,506

Cash flows from financing activities:
Proceeds from sale of Shares	204,322,783	69,950,418
Redemption of Shares	(134,132,043)	(130,697,455)
Net cash provided by (used in) financing activities	70,190,740	(60,747,037)

Net change in cash and cash equivalents	82,369,037	(23,132,531)
Cash and cash equivalents, beginning of period	115,012,740	138,181,061
Cash and cash equivalents, end of period	$197,381,777	$115,048,530

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

September 30, 2022

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022.

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

E D & F Man Capital Markets, Inc. (“E D & F Man”) and StoneX Financial Inc (“StoneX”) serve as the Funds’ clearing brokers to execute and clear futures contracts and provide other brokerage-related services. E D & F Man and StoneX are each registered as futures commission merchants (“FCM”) with the U.S. CFTC and are members of the NFA. The clearing brokers are registered as broker-dealers with the SEC and are each a member of FINRA. ED & F Man and StoneX are each clearing members of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar and Wheat Futures Contracts, E D & F Man is paid $11.00 per round turn. StoneX is paid $2.50 per round turn exclusive of pass-through fees for the exchange and the NFA. Additionally, if the monthly commissions paid by each Fund does not equal or exceed 20% return on the StoneX Capital Requirement at 9.6% of the Exchange Maintenance Margin, each Fund will pay a true up to meet that return at the end of each month. These expenses are recognized on a per-trade basis. The half-turn is recognized as an unrealized loss on the statements of operations for contracts that have been purchased since the change in recognition, and a full turn is recognized as a realized loss on the statements of operations when a contract is sold. A summary of these expenses is included below.

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

	Three months ended September 30, 2022	Three months ended September 30, 2021	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Amount Recognized for Custody Services	$42,405	$48,716	$77,409	$132,904
Amount of Custody Services Waived	$-	$28,184	$4,000	$43,116

Amount Recognized for Distribution Services	$14,345	$19,543	$46,974	$62,120
Amount of Distribution Services Waived	$-	$19,543	$17,010	$19,543

Amount Recognized for Wilmington Trust	$550	$1,520	$550	$1,520
Amount of Wilmington Trust Waived	$-	$-	$-	$-

Amount Recognized for Thales	$14,487	$43,254	$73,405	$117,331
Amount of Thales Waived	$-	$43,254	$27,193	$73,274

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

Brokerage Commissions

The Sponsor recognizes the expense for brokerage commissions for futures contract trades on a per-trade basis. The below table shows the amounts included on the statements of operations as total brokerage commissions paid inclusive of unrealized loss for the three and nine months ended September 30, 2022.

CORN
Three Months Ended September 30, 2022	$54,746
Three Months Ended September 30, 2021	$43,677
Nine Months Ended September 30, 2022	$188,321
Nine Months Ended September 30, 2021	$118,868

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2019 to 2021, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2022 and for the years ended December 31, 2021, 2020, and 2019. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three and nine months ended September 30, 2022 and 2021.

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

	September 30, 2022	December 31, 2021
Money Market Funds	$73,807,194	$11,399,662
Demand Deposit Savings Accounts	25,338,631	50,122,297
Commercial Paper	98,235,952	53,490,781
Total cash and cash equivalents as presented on the Statement of Assets and Liabilities	$197,381,777	$115,012,740

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

	Three months ended September 30, 2022	Three months ended September 30, 2021	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Recognized Related Party Transactions	$170,070	$242,913	$652,887	$797,998
Waived Related Party Transactions	$-	$151,170	$149,721	$370,338

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

CORN
Three months ended September 30, 2022	$-
Three months ended September 30, 2021	$347,523
Nine months ended September 30, 2022	$345,855
Nine months ended September 30, 2021	$789,304

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

On September 30, 2022 and December 31, 2021, in the opinion of the Trust and the Fund, the reported value at the close of the market for each commodity contract fairly reflected the value of the futures and no alternative valuations were required. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of September 30, 2022 and December 31, 2021:

September 30, 2022

Assets:	Level 1	Level 2	Level 3	Balance as of September 30, 2022
Cash Equivalents	$172,043,146	$-	$-	$172,043,146
Commodity Futures Contracts
Corn futures contracts	6,573,943	-	-	$6,573,943
Total	$178,617,089	$-	$-	$178,617,089

Liabilities	Level 1	Level 2	Level 3	Balance as of September 30, 2020
Commodity Futures Contracts
Corn futures contracts	$4,335,823	$-	$-	$4,335,823

December 31, 2021

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2021
Cash Equivalents	$64,890,443	$-	$-	$64,890,443
Commodity Futures Contracts
Corn futures contracts	5,936,552	-	-	$5,936,552
Total	$70,826,995	$-	$-	$70,826,995

For the three and nine months ended September 30, 2022 and year ended December 31, 2021, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the three and nine months ended September 30, 2022 and year ended December 31, 2021, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk, and held by the FCMs, E D & F Man and StoneX as of September 30, 2022, and December 31, 2021.

*The amount of collateral presented in Collateral, Due from Broker, is limited to the liability for the futures contracts and accordingly does not include the excess collateral pledged.

Offsetting of Financial Assets and Derivative Assets as of September 30, 2022

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Corn futures contracts	$6,573,943	$-	$6,573,943	$4,335,823	$-	$2,238,120

Offsetting of Financial Liabilities and Derivative Liabilities as of September 30, 2022

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity Price
Corn futures contracts	$4,335,823	$-	$4,335,823	$4,335,823	$-	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2021

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Corn futures contracts	$5,936,552	$-	$5,936,552	$-	$-	$5,936,552

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Three months ended September 30, 2022

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(10,344,285)	$23,856,276

Three months ended September 30, 2021

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$6,039,005	$(16,642,507)

Nine months ended September 30, 2022

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$28,678,780	$(3,698,432)

Nine months ended September 30, 2021

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$61,285,136	$(18,263,441)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for the futures contracts held was $209.7 million and $201.4 million respectively for the three and nine months ended September 30, 2022 and $126.7 million and $154.1 million for the three and nine months ended September 30, 2021, respectively.

Note 6 – Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the three and nine months ended September 30, 2022 and 2021. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Per Share Operation Performance
Net asset value at beginning of period	$25.06	$21.44	$21.58	$15.54
Income from investment operations:
Investment income	0.13	0.01	0.21	0.02
Net realized and unrealized gain on commodity futures contracts	1.96	1.12	5.58	4.94
Total expenses, net	(0.11)	(0.10)	(0.33)	(0.27)
Net increase (decrease) in net asset value	1.98	(1.21)	5.46	4.69
Net asset value at end of period	$27.04	$20.23	$27.04	$20.23
Total Return	7.89%	(5.62)%	25.30%	30.23%
Ratios to Average Net Assets (Annualized)
Total expenses	1.79%	2.88%	1.90%	2.61%
Total expenses, net	1.79%	1.86%	1.69%	1.95%
Net investment income (loss)	0.27%	(1.70)%	(0.64)%	(1.78)%

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

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended September 30, 2022 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Cash and cash equivalents	$64,901,730	$43,019,884
Interest receivable	52,268	1,928
Equity in trading accounts:
Commodity futures contracts	-	2,684,851
Due from broker	5,445,820	-
Total equity in trading accounts	5,445,820	2,684,851
Total assets	70,399,818	45,706,663

Liabilities
Management fee payable to Sponsor	59,840	36,457
Other liabilities	12,151	22,412
Equity in trading accounts:
Commodity futures contracts	3,083,849	-
Due to broker	-	675,169
Total equity in trading accounts	3,083,849	675,169
Total liabilities	3,155,840	734,038

Net assets	$67,243,978	$44,972,625

Shares outstanding	2,575,004	1,975,004

Shares authorized	*	15,875,000

Net asset value per share	$26.11	$22.77

Market value per share	$26.11	$22.75

* On April 7, 2022, the Teucrium Soybean Fund registered an indeterminate number of shares of the Fund pursuant to Rule 456(d) under the Securities Act of 1933.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

SCHEDULE OF INVESTMENTS

September 30, 2022

(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
First American Funds - Government Obligations Fund - Class X (cost $17,432,839)	$17,432,839	25.92%	17,432,839
Goldman Sachs Financial Square Government Fund - Institutional Class (cost: $10,736,820)	10,736,820	15.97	10,736,820
Total money market funds (cost: $28,169,659)	$28,169,659	41.89%

			Principal Amount
Commercial Paper
American Electric Power Company, Inc. 3.465% (cost: $2,491,663 due 11/03/2022)	$2,492,140	3.71%	2,500,000
Brookfield Infrastructure Holdings (Canada) Inc. 3.540% (cost: $4,973,750 due 11/15/2022)	4,978,125	7.40	5,000,000
Crown Castle Inc. 3.234% (cost: $2,487,555 due 11/10/2022)	2,491,111	3.71	2,500,000
Entergy Corporation 3.030% (cost: $2,487,500 due 11/14/2022)	2,490,833	3.71	2,500,000
General Motors Financial Company, Inc. 2.929% (cost: $2,485,903 due 10/14/2022)	2,497,382	3.71	2,500,000
Glencore Funding LLC 2.898% (cost: $2,487,444 due 10/18/2022)	2,496,612	3.71	2,500,000
Harley-Davidson Financial Services, Inc. 3.029% (cost: $6,671,525 due 10/05/2022)	6,697,767	9.96	6,700,000
Harley-Davidson Financial Services, Inc. 3.487% (cost: $2,489,698 due 11/03/2022)	2,492,094	3.71	2,500,000
ONEOK, Inc. 3.158% (cost: $2,493,914 due 10/14/2022)	2,497,174	3.71	2,500,000
PVH Corp. 3.535% (cost: $2,493,681 due 10/19/2022)	2,495,625	3.71	2,500,000
Total Commercial Paper (cost: $31,562,633)	$31,628,863	47.04%
Total Cash Equivalents	$59,798,522	88.93%

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures JAN23 (339 contracts)	$1,626,608	2.42%	$23,314,725
CBOT soybean futures MAR23 (290 contracts)	1,453,840	2.16	20,057,125
CBOT soybean futures NOV23 (356 contracts)	3,401	0.01	23,869,800
Total commodity futures contracts	$3,083,849	4.59%	$67,241,650

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

TEUCRIUM SOYBEAN FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain on commodity futures contracts	$977,658	$3,421,173	$10,675,505	$29,238,888
Net change in unrealized depreciation on commodity futures contracts	(3,855,440)	(7,754,543)	(5,768,700)	(15,794,481)
Interest income	365,454	20,624	549,818	105,253
Total (loss) income	(2,512,328)	(4,312,746)	5,456,623	13,549,660

Expenses
Management fees	176,250	149,464	513,916	610,715
Professional fees	14,623	34,456	100,174	241,217
Distribution and marketing fees	94,938	212,480	294,524	672,427
Custodian fees and expenses	13,002	24,956	24,008	77,396
Business permits and licenses fees	1,762	631	15,833	20,995
General and administrative expenses	3,525	12,111	39,922	72,161
Total expenses	304,100	434,098	988,377	1,694,911

Expenses waived by the Sponsor	-	(173,635)	(89,562)	(479,631)

Total expenses, net	304,100	260,463	898,815	1,215,280

Net (loss) income	$(2,816,428)	$(4,573,209)	$4,557,808	$12,334,380

Net (loss) gain per share	$(0.96)	$(1.80)	$3.34	$2.50
Net (loss) income per weighted average share	$(1.06)	$(1.77)	$1.78	$3.31
Weighted average shares outstanding	2,646,471	2,590,221	2,553,850	3,724,546

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2022	September 30, 2021
Operations
Net income	$4,557,808	$12,334,380
Capital transactions
Issuance of Shares	53,625,065	22,195,355
Redemption of Shares	(35,911,520)	(76,423,890)
Total capital transactions	17,713,545	(54,228,535)
Net change in net assets	22,271,353	(41,894,155)

Net assets, beginning of period	$44,972,625	$89,178,862

Net assets, end of period	$67,243,978	$47,284,707

Net asset value per share at beginning of period	$22.77	$19.49

Net asset value per share at end of period	$26.11	$21.99

Creation of Shares	1,950,000	1,050,000
Redemption of Shares	1,350,000	3,475,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2022	September 30, 2021
Cash flows from operating activities:
Net income	$4,557,808	$12,334,380
Adjustments to reconcile net income to net cash provided by operating activities:
Net change in unrealized depreciation on commodity futures contracts	5,768,700	15,794,481
Changes in operating assets and liabilities:
Due from broker	(5,445,820)	(3,451,445)
Interest receivable	(50,340)	2,243
Other assets	-	37
Payable for purchases of commercial paper	-	(4,997,451)
Due to broker	(675,169)	(11,257,566)
Management fee payable to Sponsor	23,383	(30,230)
Other liabilities	(10,261)	32,840
Net cash provided by operating activities	4,168,301	8,427,289

Cash flows from financing activities:
Proceeds from sale of Shares	53,625,065	22,195,355
Redemption of Shares	(35,911,520)	(76,423,890)
Net cash provided by (used in) financing activities	17,713,545	(54,228,535)

Net change in cash and cash equivalents	21,881,846	(45,801,246)
Cash and cash equivalents beginning of period	43,019,884	90,398,391
Cash and cash equivalents end of period	$64,901,730	$44,597,145

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

September 30, 2022

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022.

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

E D & F Man Capital Markets, Inc. (“E D & F Man”) and StoneX Financial Inc. (“StoneX”) serve as the Funds’ clearing brokers to execute and clear futures contracts and provide other brokerage-related services. E D & F Man and StoneX are each registered as futures commission merchants (“FCM”) with the U.S. CFTC and are members of the NFA. The clearing brokers are registered as broker-dealers with the SEC and are each a member of FINRA. ED & F Man and StoneX are each clearing members of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar, and Wheat Futures Contracts E D & F Man is paid $11.00 per round turn. StoneX is paid $2.50 per round turn exclusive of pass-through fees for the exchange and the NFA. These expenses are recognized on a per-trade basis. The half-turn is recognized as an unrealized loss on the statements of operations for contracts that have been purchased since the change in recognition, and a full turn is recognized as a realized loss on the statements of operations when a contract is sold. A summary of these expenses is included below.

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

	Three months ended September 30, 2022	Three months ended September 30, 2021	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Amount Recognized for Custody Services	$13,002	$24,956	$24,008	$77,396
Amount of Custody Services Waived	$-	$14,494	$4,000	$22,311

Amount Recognized for Distribution Services	$4,476	$9,804	$14,860	$36,491
Amount of Distribution Services Waived	$-	$6,268	$3,962	$20,164

Amount Recognized for Wilmington Trust	$550	$631	$550	$631
Amount of Wilmington Trust Waived	$-	$631	$-	$631

Amount Recognized for Thales	$4,543	$22,937	$22,314	$70,896
Amount of Thales Waived	$-	$22,937	$-	$28,236

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

Brokerage Commissions

the Sponsor recognizes the expense for brokerage commissions for futures contract trades on a per-trade basis. The below table shows the amounts included on the statements of operations as total brokerage commissions paid inclusive of unrealized loss for the three and nine months ended September 30, 2022.

SOYB
Three Months Ended September 30, 2022	$6,432
Three Months Ended September 30, 2021	$4,833
Nine Months Ended September 30, 2022	$21,638
Nine Months Ended September 30, 2021	$26,568

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2019 to 2021, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2022 and for the years ended December 31, 2021, 2020, and 2019. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three and nine months ended September 30, 2022 and 2021.

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

	September 30, 2022	December 31, 2021
Money Market Funds	$28,169,659	$11,462,494
Demand Deposit Savings Accounts	5,103,208	10,059,937
Commercial Paper	31,628,863	21,497,453
Total cash and cash equivalents as presented on the Statement of Assets and Liabilities	$64,901,730	$43,019,884

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

	Three months ended September 30, 2022	Three months ended September 30, 2021	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Recognized Related Party Transactions	$53,104	$122,021	$205,250	$461,318
Waived Related Party Transactions	$-	$93,643	$32,056	$231,207

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

SOYB
Three months ended September 30, 2022	$-
Three months ended September 30, 2021	$173,635
Nine months ended September 30, 2022	$89,562
Nine months ended September 30, 2021	$479,631

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

On September 30, 2022 and December 31, 2021, in the opinion of the Trust and the Fund, the reported value at the close of the market for each commodity contract fairly reflected the value of the futures and no alternative valuations were required. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of September 30, 2022 and December 31, 2021:

September 30, 2022

Assets:	Level 1	Level 2	Level 3	Balance as of September 30, 2022
Cash Equivalents	$59,798,522	$-	$-	$59,798,522

Liabilities	Level 1	Level 2	Level 3	Balance as of September 30, 2022
Commodity Futures Contracts
Soybean futures contracts	$3,083,849	$-	$-	$3,083,849

December 31, 2021

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2021
Cash Equivalents	$32,959,947	$-	$-	$32,959,947
Commodity Futures Contracts
Soybean futures contracts	2,684,851	-	-	2,684,851
Total	$35,644,798	$-	$-	$35,644,798

For the three and nine months ended September 30, 2022 and year ended December 31, 2021, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy, except for the JUL21 CBOT soybean futures, and the Nov21 CBOT soybean futures, were reflected as a Level 2 asset for the period ended March 31, 2021 due to a “limit up” condition. These Soybean contracts transferred back to a Level 1 asset for the period ended June 30, 2021.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the three and nine months ended September 30, 2022 and year ended December 31, 2021, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk, and held by the FCMs, E D & F Man and StoneX as of September 30, 2022, and December 31, 2021.

*The amount of collateral presented in Collateral, Due from Broker, is limited to the liability for the futures contracts and accordingly does not include the excess collateral pledged.

  Offsetting of Financial Liabilities and Derivative Liabilities as of September 30, 2022

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity Price
Soybean futures contracts	$3,083,849	$-	$3,083,849	$-	$3,083,849	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2021

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Soybean futures contracts	$2,684,851	$-	$2,684,851	$-	$675,169	$2,009,682

The following is a summary of realized and unrealized gains and losses of the derivative instruments utilized by the Fund:

Three months ended September 30, 2022

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Soybean futures contracts	$977,658	$(3,855,440)

Three months ended September 30, 2021

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Soybean futures contracts	$3,421,173	$(7,754,543)

Nine months ended September 30, 2022

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Soybean futures contracts	$10,675,505	$(5,768,700)

Nine months ended September 30, 2021

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Soybean futures contracts	$29,238,888	$(15,794,481)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $68.6 million and $64.6 million respectively for the three and nine months ended September 30, 2022 and $54.6 million and $80.7 million for the three and nine months ended September 30, 2021, respectively.

Note 6 – Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the three and nine months ended September 30, 2022 and 2021. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Per Share Operation Performance
Net asset value at beginning of period	$27.07	$23.79	$22.77	$19.49
Income from investment operations:
Investment income	0.13	0.01	0.21	0.03
Net realized and unrealized (loss) gain on commodity futures contracts	-0.98	-1.71	3.48	2.80
Total expenses, net	-0.11	-0.10	-0.35	-0.33
Net (decrease) increase in net asset value	(0.96)	(1.80)	3.34	2.50
Net asset value at end of period	$26.11	$21.99	$26.11	$21.99
Total Return	-3.52%	-7.56%	14.68%	12.83%
Ratios to Average Net Assets (Annualized)
Total expenses	1.73%	2.90%	1.92%	2.78%
Total expenses, net	1.73%	1.74%	1.75%	1.99%
Net investment income (loss)	0.34%	(1.60)%	(0.68)%	(1.82)%

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

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended September 30, 2022 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund.

TEUCRIUM SUGAR FUND

STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Cash and cash equivalents	$24,085,192	$21,332,902
Interest receivable	21,528	1,444
Other assets	396	-
Equity in trading accounts:
Commodity futures contracts	-	1,079,226
Due from broker	2,739,693	535,983
Total equity in trading accounts	2,739,693	1,615,209
Total assets	26,846,809	22,949,555

Liabilities
Management fee payable to Sponsor	21,766	19,490
Other liabilities	7,425	14,895
Equity in trading accounts:
Commodity futures contracts	1,282,651	80,506
Total liabilities	1,311,842	114,891

Net assets	$25,534,967	$22,834,664

Shares outstanding	2,925,004	2,475,004

Shares authorized	*	21,450,000

Net asset value per share	$8.73	$9.23

Market value per share	$8.68	$9.20

* On April 7, 2022, the Teucrium Sugar Fund registered an indeterminate number of shares of the Fund pursuant to Rule 456(d) under the Securities Act of 1933.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

SCHEDULE OF INVESTMENTS

September 30, 2022

(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X (cost $6,907,992)	$6,907,992	27.05%	6,907,992
Goldman Sachs Financial Square Government Fund - Institutional Class (cost $1,857,906)	1,857,906	7.28	1,857,906
Total money market funds (cost: $8,765,989)	$8,765,898	34.33%

			Principal Amount
Commercial Paper
Harley-Davidson Financial Services, Inc. 3.487% (cost: $2,290,522 due 11/03/2022)	$2,292,726	8.98%	2,300,000
Jabil Inc. 3.079% (cost: $2,491,740 due 10/17/2022)	2,496,611	9.78	2,500,000
Jabil Inc. 3.129% (cost: $2,492,250 due 10/21/2022)	2,495,694	9.77	2,500,000
PVH Corp. 3.535% (cost: $2,493,681 due 10/19/2022)	2,495,625	9.77	2,500,000
V.F. Corporation 3.282% (cost: $2,491,198 due 11/01/2022)	2,493,004	9.77	2,500,000
Total Commercial Paper (cost: $12,259,391)	$12,273,660	48.07%
Total Cash Equivalents	$21,039,558	82.40%

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States sugar futures contracts
ICE sugar futures MAY23 (471 contracts)	$560,518	2.20%	$8,936,189
ICE sugar futures JUL23 (414 contracts)	17,706	0.07	7,669,267
ICE sugar futures MAR24 (475 contracts)	704,427	2.75	8,942,920
Total commodity futures contracts	$1,282,651	5.02%	$25,548,376

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

TEUCRIUM SUGAR FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized (loss) gain on commodity futures contracts	$(948,329)	$2,536,459	$(476,906)	$5,802,090
Net change in unrealized (depreciation) appreciation on commodity futures contracts	(1,014,429)	289,834	(2,281,371)	846,951
Interest income	149,944	7,425	222,434	19,515
Total income (loss)	(1,812,814)	2,833,718	(2,535,843)	6,668,556

Expenses
Management fees	71,572	59,875	214,003	142,487
Professional fees	8,123	15,069	49,908	47,381
Distribution and marketing fees	41,123	52,768	133,178	115,107
Custodian fees and expenses	5,101	3,407	10,335	11,673
Business permits and licenses fees	1,088	1,449	26,099	22,646
General and administrative expenses	2,863	3,917	19,391	19,913
Other expenses	-	8	-	8
Total expenses	129,870	136,493	452,914	359,215

Expenses waived by the Sponsor	-	(29,699)	(78,237)	(87,738)

Total expenses, net	129,870	106,794	374,677	271,477

Net (loss) income	$(1,942,684)	$2,726,924	$(2,910,520)	$6,397,079

Net (loss) gain per share	$(0.59)	$1.09	$(0.50)	$2.85
Net (loss) income per weighted average share	$(0.61)	$1.04	$(0.95)	$2.75
Weighted average shares outstanding	3,159,243	2,618,482	3,077,751	2,329,583

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2022	September 30, 2021
Operations
Net (loss) income	$(2,910,520)	$6,397,079
Capital transactions
Issuance of Shares	26,012,883	12,364,868
Redemption of Shares	(20,402,060)	(5,460,028)
Total capital transactions	5,610,823	6,904,840
Net change in net assets	2,700,303	13,301,919

Net assets, beginning of period	$22,834,664	$12,766,091

Net assets, end of period	$25,534,967	$26,068,010

Net asset value per share at beginning of period	$9.23	$6.72

Net asset value per share at end of period	$8.73	$9.57

Creation of Shares	2,675,000	1,450,000
Redemption of Shares	2,225,000	625,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2022	September 30, 2021
Cash flows from operating activities:
Net (loss) income	$(2,910,520)	$6,397,079
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Net change in unrealized depreciation (appreciation) on commodity futures contracts	2,281,371	(846,951)
Changes in operating assets and liabilities:
Due from broker	(2,203,710)	-
Interest receivable	(20,084)	(546)
Other assets	(396)	(30)
Due to broker	-	(128,995)
Management fee payable to Sponsor	2,276	11,082
Other liabilities	(7,470)	15,719
Net cash (used in) provided by operating activities	(2,858,533)	5,447,358

Cash flows from financing activities:
Proceeds from sale of Shares	26,012,883	12,364,868
Redemption of Shares	(20,402,060)	(5,460,028)
Net cash provided by financing activities	5,610,823	6,904,840

Net change in cash and cash equivalents	2,752,290	12,352,198
Cash and cash equivalents beginning of period	21,332,902	11,849,332
Cash and cash equivalents end of period	$24,085,192	$24,201,530

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

September 30, 2022

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022.

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

E D & F Man Capital Markets, Inc. (“E D & F Man”) and StoneX Financial Inc. (“StoneX”) serve as the Funds’ clearing brokers to execute and clear the futures contracts and provide other brokerage-related services. E D & F Man and StoneX are each registered as futures commission merchants (“FCM”) with the U.S. CFTC and are members of the NFA. The clearing brokers are registered as broker-dealers with the SEC and are each a member of FINRA. ED & F Man and StoneX are each clearing members of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar, and Wheat Futures Contracts E D & F Man is paid $11.00 per round turn. StoneX is paid $2.50 per round turn exclusive of pass-through fees for the exchange and the NFA. These expenses are recognized on a per-trade basis. The half-turn is recognized as an unrealized loss on the statements of operations for contracts that have been purchased since the change in recognition, and a full turn is recognized as a realized loss on the statements of operations when a contract is sold. A summary of these expenses is included below.

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

	Three months ended September 30, 2022	Three months ended September 30, 2021	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Amount Recognized for Custody Services	$5,101	$3,407	$10,335	$11,673
Amount of Custody Services Waived	$-	$2,209	$1,068	$4,544

Amount Recognized for Distribution Services	$2,098	$2,359	$6,834	$5,967
Amount of Distribution Services Waived	$-	$742	$3,331	$1,958

Amount Recognized for Wilmington Trust	$550	$252	$550	$252
Amount of Wilmington Trust Waived	$-	$252	$-	$252

Amount Recognized for Thales	$1,943	$4,991	$10,642	$11,299
Amount of Thales Waived	$-	$4,991	$4,427	$5,859

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

Brokerage Commissions

The Sponsor recognizes the expense for brokerage commissions for futures contract trades on a per-trade basis. The below table shows the amounts included on the statements of operations as total brokerage commissions paid inclusive of unrealized loss for the three and nine months ended September 30, 2022.

CANE
Three Months Ended September 30, 2022	$5,436
Three Months Ended September 30, 2021	$6,613
Nine Months Ended September 30, 2022	$31,972
Nine Months Ended September 30, 2021	$19,047

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2019 to 2021, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2022 and for the years ended December 31, 2021, 2020, and 2019. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three and nine months ended September 30, 2022 and 2021.

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

	September 30, 2022	December 31, 2021
Money Market Funds	$8,765,898	$4,816,883
Demand Deposit Savings Accounts	3,045,634	9,016,479
Commercial Paper	12,273,660	7,499,540
Total cash and cash equivalents as presented on the Statement of Assets and Liabilities	$24,085,192	$21,332,902

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

	Three months ended September 30, 2022	Three months ended September 30, 2021	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Recognized Related Party Transactions	$24,638	$30,226	$96,060	$77,995
Waived Related Party Transactions	$-	$10,632	$25,739	$29,830

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

CANE
Three months ended September 30, 2022	$-
Three months ended September 30, 2021	$29,699
Nine months ended September 30, 2022	$78,237
Nine months ended September 30, 2021	$87,738

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

On September 30, 2022 and December 31, 2021, in the opinion of the Trust and the Fund, the reported value of the Sugar Futures Contracts traded on the ICE fairly reflected the value of the Sugar Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

For the three and nine months ended September 30, 2022 and year ended December 31, 2021, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of September 30, 2022 and December 31, 2021:

September 30, 2022

Assets:	Level 1	Level 2	Level 3	Balance as of September 30, 2022
Cash Equivalents	$21,039,558	$-	$-	$21,039,558

Liabilities	Level 1	Level 2	Level 3	Balance as of September 30, 2022
Commodity Futures Contracts
Sugar futures contracts	$1,282,651	$-	$-	$1,282,651

December 31, 2021

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2021
Cash Equivalents	$12,316,423	$-	$-	$12,316,423
Commodity Futures Contracts
Sugar futures contracts	1,079,226	-	-	1,079,226
Total	$13,395,649	$-	$-	$13,395,649

Liabilities	Level 1	Level 2	Level 3	Balance as of December 31, 2021
Sugar futures contracts	$80,506	$-	$-	$80,506

For the three and nine months ended September 30, 2022 and year ended December 31, 2021, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value – Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the three and nine months ended September 30, 2022 and year ended December 31, 2021, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk, and held by the FCMs, E D & F Man and StoneX as of September 30, 2022, and December 31, 2021.

*The amount of collateral presented in Collateral, Due from Broker, is limited to the liability for the futures contracts and accordingly does not include the excess collateral pledged.

Offsetting of Financial Liabilities and Derivative Liabilities as of September 30, 2022

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity Price
Sugar futures contracts	$1,282,651	$-	$1,282,651	$-	$1,282,651	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2021

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Sugar futures contracts	$1,079,226	$-	$1,079,226	$80,506	$-	$998,720

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2021

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity Price
Sugar futures contracts	$80,506	$-	$80,506	$80,506	$-	$-

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Three months ended September 30, 2022

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Sugar futures contracts	$(948,329)	$(1,014,429)

Three months ended September 30, 2021

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Sugar futures contracts	$2,536,459	$289,834

Nine months ended September 30, 2022

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Sugar futures contracts	$(476,906)	$(2,281,371)

Nine months ended September 30, 2021

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Sugar futures contracts	$5,802,090	$846,951

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held were $27.2 million and $25.6 million respectively for the three and nine months ended September 30, 2022 and $24.4 million and $18.9 million for the three and nine months ended September 30, 2021, respectively.

Note 6 – Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the three and nine months ended September 30, 2022 and 2021. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Per Share Operation Performance
Net asset value at beginning of period	$9.32	$8.48	$9.23	$6.72
Income (loss) from investment operations:
Investment income	0.05	-	0.07	0.01
Net realized and unrealized (loss) gain on commodity futures contracts	(0.60)	1.13	(0.45)	2.96
Total expenses, net	(0.04)	(0.04)	(0.12)	(0.12)
Net (decrease) increase in net asset value	(0.59)	1.09	(0.50)	2.85
Net asset value at end of period	$8.73	$9.57	$8.73	$9.57
Total Return	(6.34)%	12.80%	(5.38)%	42.38%
Ratios to Average Net Assets (Annualized)
Total expenses	1.81%	2.28%	2.12%	2.52%
Total expenses, net	1.81%	1.78%	1.75%	1.91%
Net investment income (loss)	0.28%	(1.66)%	(0.71)%	(1.77)%

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

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended September 30, 2022 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund.

TEUCRIUM WHEAT FUND

STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Cash and cash equivalents	$342,244,784	$72,841,616
Interest receivable	209,304	4,993
Other assets	1,550	970
Equity in trading accounts:
Commodity futures contracts	18,217,550	3,714,672
Due from broker	36,616,154	-
Total equity in trading accounts	54,833,704	3,714,672
Total assets	397,289,342	76,562,251

Liabilities
Management fee payable to Sponsor	301,191	67,745
Other liabilities	50,621	4,242
Equity in trading accounts:
Commodity futures contracts	18,948,559	654,969
Due to broker	-	213,708
Total equity in trading accounts	18,948,559	868,677
Total liabilities	19,300,371	940,664

Net assets	$377,988,971	$75,621,587

Shares outstanding	41,250,004	10,250,004

Shares authorized	*	33,600,000

Net asset value per share	$9.16	$7.38

Market value per share	$9.15	$7.39

* On March 9, 2022, the Teucrium Wheat Fund registered an indeterminate number of shares of the Fund pursuant to Rule 456(d) under the Securities Act of 1933.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

SCHEDULE OF INVESTMENTS

September 30, 2022

(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X (cost $90,511,696)	$90,511,696	23.95%	90,511,696
Goldman Sachs Financial Square Government Fund - Institutional Class (cost: $99,844,266)	99,844,266	26.41	99,844,266
Total money market funds (cost: $191,355,962)	$190,355,962	50.36%

			Principal Amount
Commercial Paper
American Electric Power Company, Inc. 3.465% (cost: $4,983,327 due 11/03/2022)	$4,984,280	1.32%	5,000,000
AT&T Inc. 3.277% (cost: $7,453,425 due 11/28/2022)	7,460,850	1.97	7,500,000
Brookfield Infrastructure Holdings (Canada) Inc. 3.540% (cost: $7,460,625 due 11/15/2022)	7,467,188	1.98	7,500,000
Crown Castle Inc. 3.234% (cost: $2,487,556 due 11/10/2022)	2,491,111	0.67	2,500,000
Crown Castle Inc. 3.806% (cost: $2,018,551 due 11/23/2022)	2,018,763	0.53	2,030,000
E. I. du Pont de Nemours and Company 3.336% (cost: $12,435,835 due 11/21/2022)	12,441,564	3.30	12,500,000
Entergy Corporation 3.030% (cost: $2,487,500 due 11/14/2022)	2,490,833	0.66	2,500,000
Entergy Corporation 3.163% (cost: $9,922,713 due 11/28/2022)	9,949,633	2.63	10,000,000
Fortune Brands Home & Security, Inc. 3.040% (cost: $2,488,922 due 10/21/2022)	2,495,819	0.66	2,500,000
Fortune Brands Home & Security, Inc. 3.754% (cost: $2,984,851 due 11/18/2022)	2,985,160	0.79	3,000,000
General Motors Financial Company, Inc. 2.929% (cost: $4,971,806 due 10/14/2022)	4,994,764	1.32	5,000,000
General Motors Financial Company, Inc. 2.878% (cost: $2,487,531 due 10/17/2022)	2,496,833	0.66	2,500,000
General Motors Financial Company, Inc. 3.042% (cost: $4,971,154 due 11/08/2022)	4,984,114	1.32	5,000,000
Glencore Funding LLC 2.856% (cost: $4,978,775 due 10/03/2022)	4,999,214	1.32	5,000,000
Glencore Funding LLC 2.898% (cost: $2,487,444 due 10/18/2022)	2,496,612	0.66	2,500,000
Harley-Davidson Financial Services, Inc. 2.824% (cost: $2,491,833 due 10/18/2022)	2,496,694	0.66	2,500,000
Harley-Davidson Financial Services, Inc. 3.487% (cost: $2,489,698 due 11/03/2022)	2,492,094	0.66	2,500,000
Humana Inc. 2.518% (cost: $4,989,236 due 10/03/2022)	4,999,306	1.32	5,000,000
ITT Inc. 2.795% (cost: $9,956,911 due 10/11/2022)	9,992,306	2.64	10,000,000
ITT Inc. 2.683% (cost: $2,491,133 due 10/24/2022)	2,495,751	0.66	2,500,000
Jabil Inc. 3.079% (cost: $4,983,479 due 10/17/2022)	4,993,222	1.32	5,000,000
Jabil Inc. 3.129% (cost: $7,476,750 due 10/21/2022)	7,487,083	1.98	7,500,000
ONEOK, Inc. 3.158% (cost: $4,987,828 due 10/14/2022)	4,994,349	1.32	5,000,000
ONEOK, Inc. 3.159% (cost: $4,987,393 due 10/14/2022)	4,994,349	1.32	5,000,000
PVH Corp. 3.535% (cost: $2,493,681 due 10/19/2022)	2,495,625	0.66	2,500,000
PVH Corp. 3.434% (cost: $4,986,306 due 10/21/2022)	4,990,556	1.32	5,000,000
V.F. Corporation 2.539% (cost: $4,986,350 due 10/11/2022)	4,996,500	1.32	5,000,000
Viatris Inc. 3.473% (cost: $7,487,100 due 10/14/2022)	7,490,683	1.98	7,500,000
Total Commercial Paper (cost: $139,427,713)	$139,675,256	36.95%
Total Cash Equivalents	$330,031,218	87.31%

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures MAR23 (2,854 contracts)	$12,115,954	3.21%	$132,996,400
CBOT wheat futures MAY23 (2,430 contracts)	6,101,596	1.61	113,815,125
Total commodity futures contracts	$18,217,550	4.82%	$246,811,525

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures DEC23 (2,899 contracts)	$18,948,559	5.01%	$131,179,750

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

TEUCRIUM WHEAT FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized (loss) gain on commodity futures contracts	$(92,957,415)	$3,422,476	$(53,537,910)	$13,502,592
Net change in unrealized appreciation/(depreciation) on commodity futures contracts	93,269,812	605,294	(3,790,712)	(1,199,756)
Interest income	1,807,040	29,826	2,931,373	99,342
Total income (loss)	2,119,437	4,057,596	(54,397,249)	12,402,178

Expenses
Management fees	892,696	197,683	2,764,259	609,012
Professional fees	116,706	46,025	486,917	176,099
Distribution and marketing fees	675,323	191,833	1,562,788	490,513
Custodian fees and expenses	83,198	19,798	156,575	54,420
Business permits and licenses fees	6,024	1,977	32,738	23,578
General and administrative expenses	26,299	13,088	89,344	50,730
Total expenses	1,800,246	470,404	5,092,621	1,404,352

Expenses waived by the Sponsor	-	(104,989)	(425,164)	(229,640)

Total expenses, net	1,800,246	365,415	4,667,457	1,174,712

Net income (loss)	$319,191	$3,692,181	$(59,064,706)	$11,227,466

Net gain per share	$0.13	$0.32	$1.78	$0.91
Net income (loss) per weighted average share	$0.01	$0.32	$(1.55)	$0.91
Weighted average shares outstanding	41,945,384	11,380,982	38,111,726	12,387,275

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2022	September 30, 2021
Operations
Net (loss) income	$(59,064,706)	$11,227,466
Capital transactions
Issuance of Shares	885,427,575	22,187,673
Redemption of Shares	(523,995,485)	(29,995,638)
Total capital transactions	361,432,090	(7,807,965)
Net change in net assets	302,367,384	3,419,501

Net assets, beginning of period	$75,621,587	$69,876,578

Net assets, end of period	$377,988,971	$73,296,079

Net asset value per share at beginning of period	$7.38	$6.16

Net asset value per share at end of period	$9.16	$7.06

Creation of Shares	84,050,000	3,500,000
Redemption of Shares	53,050,000	4,475,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2022	September 30, 2021
Cash flows from operating activities:
Net (loss) income	$(59,064,706)	$11,227,466
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Net change in unrealized depreciation on commodity futures contracts	3,790,712	1,199,756
Changes in operating assets and liabilities:
Due from broker	(36,616,154)	(919,985)
Interest receivable	(204,311)	(1,789)
Other assets	(580)	-
Due to broker	(213,708)	(2,571,103)
Payable for purchases of commercial paper	-	2,498,755
Management fee payable to Sponsor	233,446	(677)
Other liabilities	46,379	31,842
Net cash (used in) provided by operating activities	(92,028,922)	11,464,265

Cash flows from financing activities:
Proceeds from sale of Shares	885,427,575	22,495,503
Redemption of Shares	(523,995,485)	(32,458,278)
Net cash provided by (used in) financing activities	361,432,090	(9,962,775)

Net change in cash and cash equivalents	269,403,168	1,501,490
Cash and cash equivalents, beginning of period	72,841,616	68,946,725
Cash and cash equivalents, end of period	$342,244,784	$70,448,215

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

September 30, 2022

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022.

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

E D & F Man Capital Markets, Inc. (“E D & F Man”) and StoneX Financial Inc. (“StoneX”) serve as the Funds’ clearing brokers to execute and clear futures contracts and provide other brokerage-related services. E D & F Man and StoneX are each registered as futures commission merchants (“FCM”) with the U.S. CFTC and are members of the NFA. The clearing brokers are registered as broker-dealers with the SEC and are each a member of FINRA. ED & F Man and StoneX are each clearing members of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar, and Wheat Futures Contracts E D & F Man is paid $11.00 per round turn. StoneX is paid $2.50 per round turn exclusive of pass-through fees for the exchange and the NFA. These expenses are recognized on a per-trade basis. The half-turn is recognized as an unrealized loss on the statements of operations for contracts that have been purchased since the change in recognition, and a full turn is recognized as a realized loss on the statements of operations when a contract is sold. A summary of these expenses is included below.

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

	Three months ended September 30, 2022	Three months ended September 30, 2021	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Amount Recognized for Custody Services	$83,198	$19,798	$156,575	$54,420
Amount of Custody Services Waived	$-	$5,960	$14,164	$5,960

Amount Recognized for Distribution Services	$30,177	$8,584	$72,723	$26,000
Amount of Distribution Services Waived	$-	$8,584	$14,931	$16,804

Amount Recognized for Wilmington Trust	$550	$789	$550	$789
Amount of Wilmington Trust Waived	$-	$-	$-	$-

Amount Recognized for Thales	$31,037	$19,008	$97,518	$49,674
Amount of Thales Waived	$-	$19,008	$66,481	$22,741

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

Brokerage Commissions

The Sponsor recognizes the expense for brokerage commissions for futures contract trades on a per-trade basis. The below table shows the amounts included on the statements of operations as total brokerage commissions paid inclusive of unrealized loss for the three and nine months ended  September 30, 2022.

WEAT
Three Months Ended September 30, 2022	$75,136
Three Months Ended September 30, 2021	$17,330
Nine Months Ended September 30, 2022	$354,679
Nine Months Ended September 30, 2021	$39,852

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2019 to 2021, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2022 and for the years ended December 31, 2021, 2020 and 2019. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three and nine months ended September 30, 2022 and 2021.

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

	September 30, 2022	December 31, 2021
Money Market Funds	$190,355,962	$5,284,993
Demand Deposit Savings Accounts	12,213,566	30,064,031
Commercial Paper	139,675,256	37,492,592
Total cash and cash equivalents as presented on the Statement of Assets and Liabilities	$342,244,784	$72,841,616

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

	Three months ended September 30, 2022	Three months ended September 30, 2021	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Recognized Related Party Transactions	$358,130	$110,381	$1,011,184	$336,850
Waived Related Party Transactions	$-	$15,941	$224,587	$79,800

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

WEAT
Three months ended September 30, 2022	$-
Three months ended September 30, 2021	$104,989
Nine months ended September 30, 2022	$425,164
Nine months ended September 30, 2021	$229,640

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

On September 30, 2022 and December 31, 2021, in the opinion of the Trust and the Fund, the reported value of the Wheat Futures Contracts traded on the CBOT fairly reflected the value of the Wheat Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of September 30, 2022 and December 31, 2021:

September 30, 2022

Assets:	Level 1	Level 2	Level 3	Balance as of September 30, 2022
Cash Equivalents	$330,031,218	$-	$-	$330,031,218
Commodity Futures Contracts
Wheat futures contracts	18,217,550	-	-	18,217,550
Total	$348,248,768	$-	$-	$348,248,768

Liabilities	Level 1	Level 2	Level 3	Balance as of September 30, 2022
Commodity Futures Contracts
Wheat futures contracts	$18,948,559	$-	$-	$18,948,559

December 31, 2021

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2021
Cash Equivalents	$42,777,585	$-	$-	$42,777,585
Commodity Futures Contracts
Wheat futures contracts	3,714,672	-	-	3,714,672
Total	$46,492,257	$-	$-	$46,492,257

Liabilities	Level 1	Level 2	Level 3	Balance as of December 31, 2021
Wheat futures contracts	$654,955	$-	$-	$654,955

For the three and nine months ended September 30, 2022 and year ended December 31, 2021, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the three and nine months ended September 30, 2022 and for the year ended December 31, 2021, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk, and held by the FCMs, E D & F Man and StoneX as of September 30, 2022 and December 31, 2021.

*The amount of collateral presented in Collateral, Due from Broker, is limited to the liability for the futures contracts and accordingly does not include the excess collateral pledged.

Offsetting of Financial Assets and Derivative Assets as of September 30, 2022

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Wheat futures contracts	$18,217,550	$-	$18,217,550	$18,217,550	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of September 30, 2022

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity Price
Wheat futures contracts	$18,948,559	$-	$18,948,559	$18,217,550	$731,009	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2021

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Wheat futures contracts	$3,714,672	$-	$3,714,672	$654,969	$213,708	$2,845,995

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2021

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity Price
Wheat futures contracts	$654,969	$-	$654,969	$654,969	$-	$-

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Three months ended September 30, 2022

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Wheat futures contracts	$(92,957,415)	$93,269,812

Three months ended September 30, 2021

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Wheat futures contracts	$3,422,476	$605,294

Nine months ended September 30, 2022

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Wheat futures contracts	$(53,537,910)	$(3,790,712)

Nine months ended September 30, 2021

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Wheat futures contracts	$13,502,592	$(1,199,756)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $356.1 million and $318.9 million respectively, for the three and nine months ended September 30, 2022 and $76.0 million and $80.3 million for the three and nine months ended September 30, 2021.

Note 6 – Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the three and nine months ended September 30, 2022 and 2021. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Per Share Operation Performance
Net asset value at beginning of period	$9.03	$6.75	$7.38	$6.16
Income (loss) from investment operations:
Investment income	0.04	-	0.07	0.01
Net realized and unrealized gain on commodity futures contracts	0.13	0.35	1.83	1.00
Total expenses, net	(0.04)	(0.03)	(0.12)	(0.10)
Net increase in net asset value	0.13	0.32	1.78	0.91
Net asset value at end of period	$9.16	$7.06	$9.16	$7.06
Total Return	1.44%	4.72%	24.20%	14.75%
Ratios to Average Net Assets (Annualized)
Total expenses	2.02%	2.38%	1.84%	2.31%
Total expenses, net	2.02%	1.85%	1.69%	1.93%
Net investment income (loss)	0.01%	(1.70)%	(0.63)%	(1.77)%

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

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended September 30, 2022 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Cash equivalents	$6,417	$4,801
Interest receivable	20	3
Other assets	622	30
Equity in trading accounts:
Investments in securities, at fair value (cost $46,624,323 and $12,799,498 as of September 30, 2022 and December 31, 2021, respectively)	46,216,269	14,178,019
Total assets	46,223,328	14,182,853

Liabilities
Other liabilities	3,611	3,198

Net assets	$46,219,717	$14,179,655

Shares outstanding	1,487,502	525,002

Shares authorized	*	4,075,000

Net asset value per share	$31.07	$27.01

Market value per share	$31.09	$26.94

* On April 7, 2022, the Teucrium Agricultural Fund registered an indeterminate number of shares of the Fund pursuant to Rule 456(d) under the Securities Act of 1933.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

SCHEDULE OF INVESTMENTS

September 30, 2022

(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Exchange-traded funds
Teucrium Corn Fund	$11,605,566	25.11%	429,192
Teucrium Soybean Fund	11,158,920	24.14	427,314
Teucrium Sugar Fund	11,589,798	25.08	1,327,598
Teucrium Wheat Fund	11,861,985	25.66	1,294,496
Total exchange-traded funds (cost $46,624,323)	$46,216,269	99.99%

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X (cost $6,417)	$6,417	0.01%	6,417

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

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Income
Realized and unrealized gain (loss) on trading of securities:
Realized (loss) gain on securities	$(172,369)	$76,653	$489,743	$16,223
Net change in unrealized appreciation on securities	179,600	69,472	(1,786,575)	1,210,246
Interest income	302	-	352	5
Total income (loss)	7,533	146,125	(1,296,480)	1,226,474

Expenses
Professional fees	14,817	6,870	44,710	15,573
Distribution and marketing fees	51,970	19,254	134,119	39,339
Custodian fees and expenses	7,455	2,533	12,324	4,258
Business permits and licenses fees	1,000	3,309	11,721	12,228
General and administrative expenses	2,026	1,181	9,987	3,241
Other expenses	21	9	26	9
Total expenses	77,289	33,156	212,887	74,648

Expenses waived by the Sponsor	(62,059)	(28,946)	(176,222)	(64,541)

Total expenses, net	15,230	4,210	36,665	10,107

Net (loss) income	$(7,697)	$141,915	$(1,333,145)	$1,216,367

Net (loss) gain per share	$(0.02)	$0.22	$4.06	$5.16
Net (loss) income per weighted average share	$(0.01)	$0.40	$(1.19)	$4.22
Weighted average shares outstanding	1,537,230	356,931	1,120,973	288,326

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2022	September 30, 2021
Operations
Net (loss) income	$(1,333,145)	$1,216,367
Capital transactions
Issuance of Shares	45,566,391	8,007,179
Redemption of Shares	(12,193,184)	(2,267,271)
Total capital transactions	33,373,207	5,739,908
Net change in net assets	32,040,062	6,956,275

Net assets, beginning of period	$14,179,655	$1,584,388

Net assets, end of period	$46,219,717	$8,540,663

Net asset value per share at beginning of period	$27.01	$21.12

Net asset value per share at end of period	$31.07	$26.28

Creation of Shares	1,362,500	337,500
Redemption of Shares	400,000	87,500

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2022	September 30, 2021
Cash flows from operating activities:
Net (loss) income	$(1,333,145)	$1,216,367
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Net change in unrealized depreciation (appreciation) on securities	1,786,575	(1,210,246)
Changes in operating assets and liabilities:
Net (purchase) sale of investments in securities	(33,824,825)	(5,748,597)
Interest receivable	(17)	-
Other assets	(592)	1
Other liabilities	413	4,535
Net cash used in operating activities	(33,371,591)	(5,737,940)

Cash flows from financing activities:
Proceeds from sale of Shares	45,566,391	8,007,179
Redemption of Shares	(12,193,184)	(2,267,271)
Net cash provided by financing activities	33,373,207	5,739,908

Net change in cash equivalents	1,616	1,968
Cash equivalents, beginning of period	4,801	2,786
Cash equivalents, end of period	$6,417	$4,754

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

September 30, 2022

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

While the Fund expects to maintain substantially all of its assets in shares of the Underlying Funds at all times, the Fund may hold some residual amount of assets in obligations of the United States government (“Treasury Securities”) or cash equivalents, and/or merely hold such assets in cash (generally in interest-bearing accounts). The Underlying Funds invest in Commodity Interests to the fullest extent possible without being leveraged or unable to satisfy their expected current or potential margin or collateral obligations with respect to their investments in Commodity Interests. After fulfilling such margin and collateral requirements, the Underlying Funds will invest the remainder of the proceeds from the sale of baskets in short term Treasury Securities or cash equivalents, and/or merely hold such assets in cash. Therefore, the focus of the Sponsor in managing the Underlying Funds is investing in Commodity Interests and in cash and/or cash equivalents. The Fund and Underlying Funds will seek to earn interest income from the short-term Treasury Securities and/or cash equivalents that it purchases, and, on the cash, it holds through the Fund’s custodian.

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022.

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

E D & F Man Capital Markets, Inc. (“E D & F Man”) and StoneX Financial Inc. (“StoneX”) serve as the Underlying Funds’ clearing brokers to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. E D & F Man and StoneX are each registered as futures commission merchants (“FCM”) with the U.S. CFTC and are members of the NFA. The clearing brokers are registered as broker-dealers with the SEC and are each a member of FINRA. ED & F Man and StoneX are each clearing members of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar, and Wheat Futures Contracts E D & F Man is paid $11.00 per round turn. StoneX is paid $2.50 per round turn exclusive of pass-through fees for the exchange and the NFA. These expenses are recognized on a per-trade basis. The half-turn is recognized as an unrealized loss on the statements of operations for contracts that have been purchased since the change in recognition, and a full turn is recognized as a realized loss on the statements of operations when a contract is sold. A summary of these expenses is included below.

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

	Three months ended September 30, 2022	Three months ended September 30, 2021	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Amount Recognized for Custody Services	$7,455	$2,533	$12,324	$4,258
Amount of Custody Services Waived	$7,455	$2,299	$12,324	$4,024

Amount Recognized for Distribution Services	$2,739	$1,016	$6,499	$2,043
Amount of Distribution Services Waived	$2,739	$1,016	$6,499	$1,885

Amount Recognized for Wilmington Trust	$550	$108	$550	$108
Amount of Wilmington Trust Waived	$-	$108	$-	$108

Amount Recognized for Thales	$2,745	$2,196	$9,000	$3,954
Amount of Thales Waived	$2,605	$2,196	$5,295	$3,954

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

Brokerage Commissions

The Sponsor recognizes the expense for brokerage commissions for futures contract trades on a per-trade basis.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2019 to 2021, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. This policy has been applied to all existing tax positions upon the Fund’s initial adoption. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2022 and for the years ended December 31, 2021, 2020 and 2019. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three and nine months ended September 30, 2022 and 2021.

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

Cash Equivalents

Cash equivalents are highly liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short term maturities. The Fund has these balances of its assets on deposit with banks. Assets deposited with a financial institution may, at times, exceed federally insured limits. TAGS had a balance of $6,417 and $4,801 in money market funds at September 30, 2022 and December 31, 2021, respectively; these balances are included in cash equivalents on the statements of assets and liabilities.

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

For purposes of determining the Fund’s NAV, the Fund’s investments in the Underlying Funds will be valued based on the Underlying Funds’ NAVs. In turn, in determining the value of the Futures Contracts held by the Underlying Funds, the Administrator will use the closing price on the exchange on which they are traded. The Administrator will determine the value of all other Funds and Underlying Fund investments as of the earlier of the close of the New York Stock Exchange or 4:00 p.m. (ET), in accordance with the current Services Agreement between the Administrator and the Trust. The value of over-the-counter Commodity Interests will be determined based on the value of the commodity or Futures Contract underlying such Commodity Interest, except that a fair value may be determined if the Sponsor believes that the Underlying Fund is subject to significant credit risk relating to the counterparty to such Commodity Interest. For purposes of financial statements and reports, the Sponsor will recalculate the NAV of an Underlying Fund where necessary to reflect the “fair value” of a Futures Contract held by an Underlying Fund when a Futures Contract held by the Underlying Fund closes at its price fluctuation limit for the day. Short term Treasury Securities held by the Fund or Underlying Funds will be valued by the Administrator using values received from recognized third-party vendors (such as Reuters) and dealer quotes. NAV will include any unrealized profit or loss on open Commodity Interests and any other credit or debit accruing to the Fund but unpaid or not received by the Fund.

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

	Three months ended September 30, 2022	Three months ended September 30, 2021	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Recognized Related Party Transactions	$32,419	$13,353	$90,610	$28,460
Waived Related Party Transactions	$19,090	$13,353	$66,068	$24,406

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

TAGS
Three months ended September 30, 2022	$62,059
Three months ended September 30, 2021	$28,946
Nine months ended September 30, 2022	$176,222
Nine months ended September 30, 2021	$64,541

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

On September 30, 2022 and December 31, 2021, the reported value at the close of the market for each commodity futures contract of the Underlying Funds fairly reflected the value of the futures and no alternative valuations were required.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of September 30, 2022 and December 31, 2021:

September 30, 2022

Assets:	Level 1	Level 2	Level 3	Balance as of September 30, 2022
Exchange Traded Funds	$46,216,269	$-	$-	$46,216,269
Cash Equivalents	6,417	-	-	6,417
Total	$46,222,686	$-	$-	$46,222,686

December 31, 2021

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2021
Exchange Traded Funds	$14,178,019	$-	$-	$14,178,019
Cash Equivalents	4,801	-	-	4,801
Total	$14,182,820	$-	$-	$14,182,820

For the three and nine months ended September 30, 2022 and year ended December 31, 2021, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the three and nine months ended September 30, 2022 and 2021. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Per Share Operation Performance
Net asset value at beginning of period	$31.09	$26.06	$27.01	$21.12
Income (loss) from investment operations:
Net realized and unrealized (loss) gain on investment transactions	(0.01)	0.23	4.09	5.19
Total expenses, net	(0.01)	(0.01)	(0.03)	(0.03)
Net (decrease) increase in net asset value	(0.02)	0.22	4.06	5.16
Net asset value at end of period	$31.07	$26.28	$31.07	$26.28
Total Return	(0.05)%	0.84%	15.04%	24.40%
Ratios to Average Net Assets (Annualized)
Total expenses	0.66%	1.42%	0.80%	1.39%
Total expenses, net	0.13%	0.18%	0.14%	0.19%
Net investment loss	(0.13)%	(0.18)%	(0.14)%	(0.19)%

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

Note 7 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended September 30, 2022 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund.

HASHDEX BITCOIN FUTURES ETF

STATEMENTS OF ASSETS AND LIABILITIES

September 30, 2022
(Unaudited)
Assets
Cash and cash equivalents	$894,998
Interest receivable	1,073
Equity in trading accounts:
Due from broker	349,160
Total assets	1,245,231

Liabilities
Management fee payable to Sponsor	377
Equity in trading accounts:
Cryptocurrency futures contracts	14,372
Total liabilities	14,749

Net assets	$1,230,482

Shares outstanding	50,004

Shares authorized	*

Net asset value per share	$24.61

Market value per share	$24.68

* On September 14, 2022, the Hashdex Bitcoin Futures ETF registered an indeterminate number of shares of the Fund pursuant to Rule 456(d) under the Securities Act of 1933.

The accompanying notes are an integral part of these financial statements.

 HASHDEX BITCOIN FUTURES ETF

SCHEDULE OF INVESTMENTS

September 30, 2022

(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X (cost $894,998)	$894,998	72.74%	894,998

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Cryptocurrency futures contracts
United States CME Bitcoin futures contracts
CME Bitcoin futures Oct22 (6 contracts)	$9,576	0.78%	$582,750
CME Bitcoin futures Nov22 (6 contracts)	4,796	0.39	583,050
Total cryptocurrency futures contracts	$14,372	1.17%	$1,165,800

The accompanying notes are an integral part of these financial statements.

HASHDEX BITCOIN FUTURES ETF

STATEMENTS OF OPERATIONS

(Unaudited)

From the commencement
of operations (September 15, 2022)
through September 30, 2022
Income
Realized and unrealized gain (loss) on trading of cryptocurrency futures contracts:
Realized loss on cryptocurrency futures contracts	$(5,942)
Net change in unrealized depreciation on cryptocurrency futures contracts	(14,372)
Interest income	1,073
Total loss	(19,241)

Expenses
Management fees	377
Business permits and licenses fees	550
Total expenses	927

Expenses waived by the Sponsor	(550)

Total expenses, net	377

Net loss	$(19,618)

Net loss per share	$(0.39)
Net loss per weighted average share	$(0.49)
Weighted average shares outstanding	40,003

The accompanying notes are an integral part of these financial statements.

HASHDEX BITCOIN FUTURES ETF

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

From the commencement
of operations (September 15, 2022)
through September 30, 2022
Operations
Net loss	$(19,618)
Capital transactions
Issuance of Shares	1,250,100
Redemption of Shares	-
Total capital transactions	1,250,100
Net change in net assets	1,230,482

Net assets, beginning of period	$-

Net assets, end of period	$1,230,482

Net asset value per share at beginning of period	$25.00

Net asset value per share at end of period	$24.61

Creation of Shares	50,004
Redemption of Shares	-

The accompanying notes are an integral part of these financial statements.

HASHDEX BITCOIN FUTURES ETF

STATEMENTS OF CASH FLOWS

(Unaudited)

From the commencement
of operations (September 15, 2022)
through September 30, 2022
Cash flows from operating activities:
Net loss	$(19,618)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized depreciation on cryptocurrency futures contracts	14,372
Changes in operating assets and liabilities:
Due from broker	(349,160)
Interest receivable	(1,073)
Management fee payable to Sponsor	377
Net cash used in operating activities	(355,102)

Cash flows from financing activities:
Proceeds from sale of Shares	1,250,100
Net cash provided by financing activities	1,250,100

Net change in cash and cash equivalents	894,998
Cash and cash equivalents beginning of period	-
Cash and cash equivalents end of period	$894,998

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

Note 1 – Organization and Operation

Hashdex Bitcoin Futures ETF (the “Fund”) is a series of Teucrium Commodity Trust (“Trust”), a Delaware statutory trust organized on September 11, 2009. The Fund operates pursuant to the Fifth Amended and Restated Declaration of Trust and Trust Agreement ("Trust Agreement"), dated April 26, 2019. The Trust Agreement may be found on the SEC’s EDGAR filing database at https://www.sec.gov/Archives/edgar/data/1471824/000165495419004865/ex31.htm. The Fund was formed and is managed and controlled by the Sponsor, a limited liability company formed in Delaware on July 28, 2009. The Sponsor is registered as a commodity pool operator (“CPO”) and a commodity trading adviser (“CTA”) with the Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association (“NFA”). The Fund intends to be treated as a partnership for U.S. federal income tax purposes.

On  September 14, 2022, the Fund’s initial registration of an indeterminate number of shares on Form S-1 was declared effective by the SEC.  On September 16, 2022, the Fund listed it’s shares on the NYSE Arca under the ticker symbol “DEFI”.  On the business day prior to that, the Fund issued 50,000 shares in exchange for $1,250,000 at the Fund’s initial NAV of $25 per share.

The Fund’s investment objective is for changes in the Shares’ NAV to reflect the daily changes of the price of a specified benchmark (the “Benchmark”), less expenses from the Fund’s operations. The Benchmark currently is the average of the closing settlement prices for the first to expire and second to expire bitcoin futures contracts (“Bitcoin Futures Contracts”) listed on the CME. These futures contracts are the Benchmark Component Futures Contracts. The CME currently offers two Bitcoin Futures Contracts, one contract representing 5 bitcoin (“BTC Contracts”) and another contract representing 0.10 bitcoin (“MBT Contracts”). The Fund will invest in BTC Contracts and MBT Contracts to the extent necessary to achieve maximum exposure to the bitcoin futures market.

DEFI Benchmark

CME Bitcoin Futures Contracts	Weighting
First to expire	50%
Second to expire	50%

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results from commencement of operations (September 15, 2022) through September 30, 2022 are not necessarily indicative of the results to be expected from the commencement of operations (September 15, 2022) through December 31, 2022.

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

StoneX Financial Inc. (“StoneX”) and Phillip Capital Inc. (“Phillip Capital”) serve as the Fund’s clearing brokers to execute futures contracts and provide other brokerage-related services. StoneX and Phillip Capital are each registered as futures commission merchants (“FCM”) with the U.S. CFTC and are members of the NFA. The clearing brokers are registered as broker-dealers with the SEC and are each a member of FINRA. StoneX and Phillip Capital are each clearing members of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. StoneX is paid 10.00 -$25.00 per half-turn exclusive of pass through fees for the exchange, and the NFA.  Phillip Capital is paid $35.00 - $45.00 per half-turn exclusive of pass through fees for the exchange, the NFA, execution fees and platform and exchange data fees.  A summary of these expenses is included below.

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

From the commencement of operations (September 15, 2022) through September 30, 2022
Amount Recognized for Wilmington Trust	$550
Amount of Wilmington Trust Waived	$550

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

Brokerage Commissions

The Sponsor recognizes the expense for brokerage commissions for futures contract trades on a per-trade basis. The below table shows the amounts included on the statements of operations as total brokerage commissions paid inclusive of unrealized loss from the commencement of operations (September 15, 2022) through September 30, 2022.

DEFI
From the commencement of operations (September 15, 2022) through September 30, 2022	$949

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

There is very limited authority on the U.S. federal income tax treatment of bitcoin and no direct authority on bitcoin derivatives, such as Bitcoin Futures Contracts. Bitcoin Futures Contracts more likely than not will be considered futures with respect to commodities for purposes of the qualifying income exception under section 7704 of the Code. Based on a CFTC determination that treats bitcoin as a commodity under the CEA, the Fund intends to take the position that Bitcoin Futures Contracts consist of futures on commodities for purposes of the qualifying income exception under section 7704 of the Code. Shareholders should be aware that the Fund’s position is not binding on the IRS, and no assurance can be given that the IRS will not challenge the Fund’s position, or that the IRS or a court will not ultimately reach a contrary conclusion, which would result in the material adverse consequences to Shareholders and the Fund.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and from the commencement of operations (September 15, 2022) through September 30, 2022.

The Fund may be subject to potential examination by U.S. federal, U.S. state, or foreign jurisdictional authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions, and compliance with U.S. federal, U.S. state and foreign tax laws.

Creations and Redemptions

Authorized Purchasers may purchase Creation Baskets consisting of 10,000 shares from the Fund. The amount of the proceeds required to purchase a Creation Basket will be equal to the NAV of the shares in the Creation Basket determined as of 4:00 p.m. (ET) on the day the order to create the basket is received in good order.

Authorized Purchasers may redeem shares from the Fund only in blocks of 10,000 shares called “Redemption Baskets.” The amount of the redemption proceeds for a Redemption Basket will be equal to the NAV of the shares in the Redemption Basket determined as of 4:00 p.m. (ET) on the day the order to redeem the basket is received in good order.

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

As outlined in the most recent Form S-1 filing, 50,000 shares represent five Redemption Baskets for the Fund and a minimum level of shares. If the Fund experienced redemptions that caused the number of Shares outstanding to decrease to the minimum level of Shares required to be outstanding, until the minimum number of Shares is again exceeded through the purchase of a new Creation Basket, there can be no more redemptions by an Authorized Purchaser.

Allocation of Shareholder Income and Losses

Profit or loss is allocated among the shareholders of the Fund in proportion to the number of shares each shareholder holds as of the close of each month.

Cash Equivalents

Cash equivalents are highly liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short-term maturities. The Fund has these balances of its assets on deposit with banks. Assets deposited with a financial institution may, at times, exceed federally insured limits. DEFI had a balance of $894,998 in money market funds at September 30, 2022; these balances are included in cash equivalents on the statements of assets and liabilities.

Due from/to Broker

The amount recorded by the Fund for the amount due from and to the clearing broker includes, but is not limited to, cash held by the broker, amounts payable to the clearing broker related to open transactions, payables for cryptocurrency futures accounts liquidating to an equity balance on the clearing broker’s records and amounts of brokerage commissions paid and recognized as unrealized losses.

Margin is the minimum amount of funds that must be deposited by a cryptocurrency interest trader with the trader’s broker to initiate and maintain an open position in futures contracts. A margin deposit acts to assure the trader’s performance of the futures contracts purchased or sold. Futures contracts are customarily bought and sold on initial margin that represents a very small percentage of the aggregate purchase or sales price of the contract. Because of such low margin requirements, price fluctuations occurring in the futures markets may create profits and losses that, in relation to the amount invested, are greater than customary in other forms of investment or speculation. As discussed below, adverse price changes in the futures contract may result in margin requirements that greatly exceed the initial margin. In addition, the amount of margin required in connection with a particular futures contract is set from time to time by the exchange on which the contract is traded and may be modified from time to time by the exchange during the term of the contract. Brokerage firms, such as the Fund’s clearing brokers, carrying accounts for traders in commodity interest contracts generally require higher amounts of margin as a matter of policy to further protect themselves. Over the counter trading generally involves the extension of credit between counterparties, so the counterparties may agree to require the posting of collateral by one or both parties to address credit exposure.

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

In determining the value of Bitcoin Futures Contracts, the Administrator uses the settlement price for the Benchmark Component Futures Contracts, as reported on the CME. CME Group staff determines the daily settlements for the Benchmark Component Futures Contracts based on trading activity on CME Globex exchange between 14:59:00 and 15:00:00 Central Time (CT), the settlement period, except that the “fair value” of Bitcoin Futures Contracts (as described in more detail below) may be used when Bitcoin Futures Contracts close at their price fluctuation limit for the day. The Administrator determines the value of all investments as of the earlier of the close of the New York Stock Exchange or 4:00 p.m. (ET), in accordance with the current Services Agreement between the Administrator and the Trust. NAV includes any unrealized profit or loss on open bitcoin interests and any other credit or debit accruing to the Fund but unpaid or not received by the Fund.

Sponsor Fee Allocation of Expenses and Related Party Transactions

The Sponsor is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. DEFI is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 0.94% per annum. From the Management Fee, the Sponsor pays all of the routine operational, administrative and other ordinary expenses of the Fund, generally as determined by the Sponsor, including but not limited to, fees and expenses of the Administrator, Custodian, Distributor, Transfer Agent, licensors, accounting and audit fees expenses, tax preparation expenses, legal fees, ongoing SEC registration fees, individual Schedule K-1 preparation and mailing fees, and report preparation and mailing expenses. These fees and expenses are not included in the breakeven table because they are paid for by the Sponsor through the proceeds from the Management Fee. The Fund pays all of its non-recurring and unusual fees and expenses, if any, as determined by the Sponsor. Non-recurring and unusual fees and expenses are unexpected or unusual in nature, such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses. Extraordinary fees and expenses also include material expenses which are not currently anticipated obligations of the Fund. Routine operational, administrative, and other ordinary expenses are not deemed extraordinary expenses.

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

DEFI
From the commencement of operations (September 15, 2022) through September 30, 2022	$550

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-03, related to fair value measurement (Topic 820) of equity securities subject to contractual sale restrictions. Under the clarified guidance, contractual restrictions on the sale of an equity security are not considered part of the unit of account of the equity security and, therefore, are not considered in measuring fair value, however they do require disclosures. The amendment was early adopted for the quarter ended September 30, 2022; the early adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

On September 30, 2022 and December 31, 2021, the reported value at the close of the market for each cryptocurrency contract fairly reflected the value of the futures and no alternative valuations were required.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of September 30, 2022 and December 31, 2021:

September 30, 2022

Assets:	Level 1	Level 2	Level 3	Balance as of September 30, 2022
Cash Equivalents	$894,998	$-	$-	$894,998

Liabilities	Level 1	Level 2	Level 3	Balance as of September 30, 2022
Cryptocurrency Futures Contracts
Bitcoin futures contracts	$14,372	$-	$-	$14,372

From the commencement of operations (September 15, 2022) through September 30, 2022, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the commencement of operations (September 15, 2022) through September 30, 2022, the Fund invested only in cryptocurrency futures contracts.

Futures Contracts

The Fund is subject to cryptocurrency price risk in the normal course of pursuing its investment objectives. A futures contract represents a commitment for the future purchase or sale of an asset at a specified price on a specified date.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk, and held by the FCMs, StoneX as of September 30, 2022.

*The amount of collateral presented in Collateral, Due from Broker, is limited to the liability for the futures contracts and accordingly does not include the excess collateral pledged.

Offsetting of Financial Liabilities and Derivative Liabilities as of September 30, 2022

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Cryptocurrency Price
Bitcoin futures contracts	$14,372	$-	$14,372	$-	$14,372	$-

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of cryptocurrency futures contracts categorized by primary underlying risk:

From the commencement of operations (September 15, 2022) through September 30, 2022

	Realized Loss on Cryptocurrency Futures Contracts	Net Change in Unrealized Depreciation on Cryptocurrency Futures Contracts
Cryptocurrency Price
Bitcoin futures Contracts	$(5,942)	$(14,372)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $1.2 million from the commencement of operations (September 15, 2022) through September 30, 2022.

Note 6 – Financial Highlights

The following table presents per unit performance data and other supplemental financial data from the commencement of operations (September 15, 2022) through September 30, 2022. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

From the commencement
of operations (September 15, 2022)
through September 30, 2022
Per Share Operation Performance
Net asset value at beginning of period	$25.00
Income (loss) from investment operations:
Investment income	0.03
Net realized and unrealized (loss) gain on cryptocurrency futures contracts	(0.41)
Total expenses, net	(0.01)
Net decrease in net asset value	(0.39)
Net asset value at end of period	$24.61
Total Return	(1.57)%
Ratios to Average Net Assets (Annualized)
Total expenses	2.31%
Total expenses, net	0.94%
Net investment income	1.74%

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

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended September 30, 2022 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than those noted below:

The total net assets of the Fund increased by $1,058,752, or 86%, for the period September 30, 2022 to November 8, 2022. This was driven by a 100% increase in the shares outstanding and partially offset by a 7% decrease in the NAV/share.

.

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

Overview/Introduction

Teucrium Commodity Trust (“Trust”), a Delaware statutory trust organized on September 11, 2009, is a series trust consisting of six series: Teucrium Corn Fund (“CORN”), Teucrium Sugar Fund (“CANE”), Teucrium Soybean Fund (“SOYB”), Teucrium Wheat Fund (“WEAT”), Teucrium Agricultural Fund (collectively, “the Agricultural Funds”) and Hashdex Bitcoin Futures ETF (“DEFI”). All of the series of the Trust are collectively referred to as the “Funds” and singularly as the “Fund.” Each Fund is a commodity pool that is a series of the Trust. The Funds issue common units, called the “Shares,” representing fractional undivided beneficial interests in a Fund. Effective as of April 26, 2019, the Trust and the Funds operate pursuant to the Trust’s Fifth Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”).

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

On September 14, 2022, the Form S-1 for DEFI was declared effective by the SEC. On September 15, 2022, five Creation Baskets for DEFI were issued representing 50,000 shares and $1,250,000. DEFI began trading on the NYSE Arca on September 16, 2022. This registration statement for DEFI registered an indeterminate number of shares.

The occurrence of a severe weather event, natural disaster, terrorist attack, geopolitical events, outbreak, or public health emergency as declared by the World Health Organization, the continuation or expansion of war or other hostilities, or a prolonged government shutdown may have significant adverse effects on an Agricultural Fund and its investments and alter current assumptions and expectations. For example, in late February 2022, Russia invaded Ukraine, significantly amplifying already existing geopolitical tensions among Russia and other countries in the region and in the west. The responses of countries and political bodies to Russia’s actions, the larger overarching tensions, and Ukraine’s military response and the potential for wider conflict may increase financial market volatility generally, have severe adverse effects on regional and global economic markets, and cause volatility in the price of agricultural commodities, agricultural futures and the share price of an Agricultural Funds.

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

In addition, DEFI is subject to the risks associated with bitcoin. Bitcoin is a digital asset or cryptocurrency that is a unit of account on the “Bitcoin Network,” an open source, decentralized peer-to-peer computer network. The ownership and operation of bitcoin is determined by purchasers in the Bitcoin Network. The Bitcoin Network connects computers that run publicly accessible, or open source, software that follows the rules and procedures governing the Bitcoin Network. This is commonly referred to as the Bitcoin Protocol. Bitcoin may be held, may be used to purchase goods and services or may be exchanged for fiat currency. No single entity owns or operates the Bitcoin Network, and the value of bitcoin is not backed by any government, corporation, or other entity. Instead, the value of bitcoin is determined in part by the supply and demand in markets created to facilitate the trading of bitcoin. Public key cryptography protects the ownership and transaction records for bitcoin. Because the source code for the Bitcoin Network is open source, anyone can contribute to its development. At this time, the ultimate supply of bitcoin is finite and limited to 21 million “coins” with the number of bitcoin available increasing gradually as new bitcoin supplies are mined until the 21 million current protocol cap is reached. The following factors, among others, may affect the price and market for bitcoin: DEFI does not invest directly in bitcoin.

●	How widely bitcoin is adopted, including the use of bitcoin as a payment.
●	The regulatory environment for cryptocurrencies, which continues to evolve in the U.S., and which may delay, impede, or restrict the adoption or use of bitcoin.
●	Speculative activity in the market for bitcoin, including by holders of large amounts of bitcoin, which may increase volatility.
●	Cyberattacks, including the risk that malicious actors will exploit flaws in the code or structure of bitcoin, control the blockchain, steal information or cause disruptions to the internet.
●	Rewards for mining bitcoin are designed to decline over time, which may lessen the incentive for miners to process and confirm transactions on the Bitcoin Network.
●	The open-source nature of the Bitcoin Network may result in forks, or changes to the underlying code of bitcoin that result in the creation of new, separate digital assets.
●	Fraud, manipulation, security failure or operational problems at bitcoin exchanges that result in a decline in adoption or acceptance of bitcoin.
●	Scalability as the use of bitcoin expands to a greater number of users.

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

The investment objective of DEFI is to have the daily changes in the NAV of the Fund’s Shares reflect the daily changes of the price of the Hashdex U.S. Bitcoin Futures Fund Benchmark (the “Benchmark”), less expenses from the Fund’s operations. The Benchmark is currently the average of the closing settlement prices for the first to expire and second to expire bitcoin futures contracts (“Bitcoin Futures Contracts”) listed on the Chicago Mercantile Exchange Inc. (“CME”).

DEFI Benchmark

CME Bitcoin Futures Contract	Weighting
First to expire	50%
Second to expire	50%

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

Each Benchmark is rebalanced periodically to ensure that each of the Benchmark Component Futures Contracts is weighted in the same proportion as in the investment objective for each Fund. The following tables reflect the September 30, 2022, Benchmark Component Futures Contracts weights for each of the Funds, the contract held is identified by the generally accepted nomenclature of contract month and year, which may differ from the month in which the contract expires:

CORN Benchmark Component Futures Contracts	Notional Value	Weight (%)
CBOT Corn Futures (2,207 contracts, MAR23)	$75,479,400	35%
CBOT Corn Futures (1,889 contracts, MAY23)	64,651,025	30
CBOT Corn Futures (2,426 contracts, DEC23)	74,811,775	35

Total at September 30, 2022	$214,942,200	100%

SOYB Benchmark Component Futures Contracts	Notional Value	Weight (%)

CBOT Soybean Futures (339 contracts, JAN23)	$23,314,725	35%
CBOT Soybean Futures (290 contracts, MAR23)	20,057,125	30
CBOT Soybean Futures (356 contracts, NOV23)	23,869,800	35

Total at September 30, 2022	$67,241,650	100%

CANE Benchmark Component Futures Contracts	Notional Value	Weight (%)

ICE Sugar Futures (471 contracts, MAY23)	$8,936,189	35%
ICE Sugar Futures (414 contracts, JUL23)	7,669,267	30
ICE Sugar Futures (475 contracts, MAR24)	8,942,920	35

Total at September 30, 2022	$25,548,376	100%

WEAT Benchmark Component Futures Contracts	Notional Value	Weight (%)

CBOT Wheat Futures (2,854 contracts, MAR23)	$132,996,400	35%
CBOT Wheat Futures (2,430 contracts, MAY23)	113,815,125	30
CBOT Wheat Futures (2,899 contracts, DEC23)	131,179,750	35

Total at September 30, 2022	$377,991,275	100%

TAGS Benchmark Component Futures Contracts	Fair Value	Weight (%)
Shares of Teucrium Corn Fund (429,192 shares)	$11,605,566	25%
Shares of Teucrium Soybean Fund (427,314 shares)	11,158,920	24
Shares of Teucrium Wheat Fund (1,294,496 shares)	11,861,985	26
Shares of Teucrium Sugar Fund (1,327,598 shares)	11,589,798	25

Total at September 30, 2022	$46,216,269	100%

DEFI Benchmark Component Futures Contracts	Notional Value	Weight (%)
CME Bitcoin Futures (6 contracts, OCT22)	$582,750	50%
CME Bitcoin Futures (6 contracts, NOV22)	583,050	50

Total at September 30, 2022	$1,165,800	100%

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

The total portfolio composition for each Fund is disclosed each business day that the NYSE Arca is open for trading on the Sponsor’s website. The website for the Agricultural Funds and the Sponsor is www.teucrium.com. The website for the Hashdex Bitcoin Futures ETF is www.hashdex-etfs.com. The website(s) are accessible at no charge. The website disclosure of portfolio holdings is made daily and includes, as applicable, the name and value of each Futures Contract, other commodity or cryptocurrency interests and the amount of cash and cash equivalents held in the Fund’s portfolio. The specific types of other commodity interests held (if any, which may include options on futures contracts and derivative contracts such as swaps) collectively, “Other Commodity Interests,” and together with Futures Contracts, “Commodity Interests” or “Interests” in addition to futures contracts, options on futures contracts and derivative contracts that are tied to various commodities are entered into outside of public exchanges. These “over the counter” contracts are entered into between two parties in private contracts, or on a recently formed swap execution facility (“SEF”) for standardized swaps. For example, unlike Futures Contracts, which are guaranteed by a clearing organization, each party to an over the counter derivative contract bears the credit risk of the other party (unless such over the counter swap is cleared through a derivatives clearing organization (“DCO”), i.e., the risk that the other party will not be able to perform its obligations under its contract, and characteristics of such Other Commodity Interests.

Consistent with achieving a Fund’s investment objective of closely tracking the Benchmark, the Sponsor may for certain reasons cause a Fund to enter into or hold Futures Contracts other than the Benchmark Component Futures Contracts and/or Other Commodity or Cryptocurrency Interests. Other Commodity or Cryptocurrency Interests that do not have standardized terms and are not exchange traded, referred to as “over the counter” Commodity or Cryptocurrency Interests, can generally be structured as the parties to the Commodity or Cryptocurrency Interest contract desire. Therefore, each Fund might enter into multiple and/or over the counter Interests intended to replicate the performance of each of the Benchmark Component Futures Contracts for a Fund, or a single over the counter Interest designed to replicate the performance of the Benchmark as a whole. Assuming that there is no default by a counterparty to an over the counter Interest, the performance of the Interest will necessarily correlate with the performance of the Benchmark or the applicable Benchmark Component Futures Contract. Each Fund might also enter into or hold Interests other than Benchmark Component Futures Contracts to facilitate effective trading, consistent with the discussion of the Fund’s “roll” strategy. In addition, each Fund might enter into or hold Interests that would be expected to alleviate overall deviation between the Fund’s performance and that of the Benchmark that may result from certain market and trading inefficiencies or other reasons. By utilizing certain or all of the investments described above, the Sponsor will endeavor to cause the Fund’s performance to closely track that of the Benchmark of each Fund.

An “exchange for related position” (“EFRP”) can be used by each Agricultural Fund as a technique to facilitate the exchanging of a futures hedge position against a creation or redemption order, and thus each Fund may use an EFRP transaction in connection with the creation and redemption of shares. The market specialist/market maker that is the ultimate purchaser or seller of shares in connection with the creation or redemption basket, respectively, agrees to sell or purchase a corresponding offsetting futures position which is then settled on the same business day as a cleared futures transaction by the FCMs. The Fund will become subject to the credit risk of the market specialist/market maker until the EFRP is settled within the business day, which is typically 7 hours or less. Each Fund reports all activity related to EFRP transactions under the procedures and guidelines of the CFTC and the exchanges on which the futures are traded.

The Funds seek to earn interest and other income (“interest income”) from cash equivalents that it purchases and, on the cash it holds through the Custodian or other financial institutions. The Sponsor anticipates that the interest income will increase the NAV of each Fund. The Funds apply the interest income to the acquisition of additional investments or use it to pay its expenses. If the Fund reinvests the earned interest income, it makes investments that are consistent with its investment objectives as disclosed. Any cash equivalent invested by a Fund will have original maturity dates of three and nine months or less at inception. Any cash equivalent invested by a Fund will be deemed by the Sponsor to be of investment grade quality. As of September 30, 2022, available cash balances in each of the Funds were invested in the First American Government Obligations Fund – Class X, Goldman Sachs Financial Square Government Fund, in demand deposits at Capital One, and in commercial paper with maturities of ninety days or less. Additionally, the CORN, SOYB, CANE, WEAT and DEFI Funds may invest a portion of the amount of funds required to be deposited with the FCM as initial margin in U.S. Treasury obligations with time to maturity of 90 days or less. The obligations are purchased and held in the respective Fund accounts through the FCM.

In managing the assets of the Funds, the Sponsor does not use a technical trading system that automatically issues buy and sell orders. Instead, the Sponsor will purchase or sell the specific underlying Commodity or Cryptocurrency Interests with an aggregate market value that approximates the amount of cash received or paid upon the purchase or redemption of Shares.

The Sponsor anticipates managing each Fund in a way that tracks the stated benchmark. The Agricultural Funds’ benchmarks do not hold spot futures and therefore do not anticipate letting the commodity Futures Contracts of any Fund expire, thus avoiding delivery of the underlying commodity. instead, the Sponsor will close out existing positions, for instance, in response to ordinary scheduled changes in the Benchmark or, if at the Sponsor’s sole discretion, it otherwise determines it would be appropriate to do so, will reinvest the proceeds in new Commodity or Cryptocurrency Interests. Positions may also be closed out to meet redemption orders, in which case the proceeds from closing the positions are not reinvested. DEFI does hold spot month futures, but the Fund will trade or roll these contracts on the exchange before delivery or receipt of the underlying cryptocurrency is required.

The Sponsor employs a “neutral” investment strategy intended to track the changes in the Benchmark of each Fund regardless of whether the Benchmark goes up or goes down. The Fund’s “neutral” investment strategy is designed to permit investors generally to purchase and sell the Fund’s Shares for the purpose of investing indirectly in the commodity specific market in a cost-effective manner. Such investors may include participants in the specific industry and other industries seeking to hedge the risk of losses in their commodity specific related transactions, as well as investors seeking exposure to that commodity market. Accordingly, depending on the investment objective of an individual investor, the risks generally associated with investing in the commodity or cryptocurrency specific market and/or the risks involved in hedging may exist. In addition, an investment in a Fund involves the risk that the changes in the price of the Fund’s Shares will not accurately track the changes in the Benchmark, and that changes in the Benchmark will not closely correlate with changes in the price of the commodity or cryptocurrency on the spot market. The Sponsor does not intend to operate each Fund in a fashion such that its per share NAV equals, in dollar terms, the spot price of the commodity or the price of any particular commodity or cryptocurrency specific Futures Contract.

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

Performance Summary

This report covers the periods from January 1 to September 30, 2022 for CORN, SOYB, CANE, WEAT and TAGS. DEFI’s summary covers from the commencement of operations (September 15, 2022) through September 30, 2022. Total expenses are presented both gross and net of any expenses waived or paid by the Sponsor that would have been incurred by the Funds (“expenses waived by the Sponsor”).

CORN Per Share Operation Performance
Net asset value at beginning of period	$21.58
Income from investment operations:
Investment income	0.21
Net realized and unrealized gain on commodity futures contracts	5.58
Total expenses	(0.33)
Net increase in net asset value	5.46
Net asset value end of period	$27.04
Total Return	25.30%
Ratios to Average Net Assets (Annualized)
Total expenses	1.90%
Total expenses, net	1.69%
Net investment loss	(0.64)%

SOYB Per Share Operation Performance
Net asset value at beginning of period	$22.77
Income from investment operations:
Investment income	0.21
Net realized and unrealized gain on commodity futures contracts	3.48
Total expenses	(0.35)
Net increase in net asset value	3.34
Net asset value at end of period	$26.11
Total Return	14.68%
Ratios to Average Net Assets (Annualized)
Total expenses	1.92%
Total expenses, net	1.75%
Net investment loss	(0.68)%

CANE Per Share Operation Performance
Net asset value at beginning of period	$9.23
Income from investment operations:
Investment income	0.07
Net realized and unrealized loss on commodity futures contracts	(0.45)
Total expenses	(0.12)
Net decrease in net asset value	(0.50)
Net asset value at end of period	$8.73
Total Return	(5.38)%
Ratios to Average Net Assets (Annualized)
Total expenses	2.12%
Total expenses, net	1.75%
Net investment loss	(0.71)%

WEAT Per Share Operation Performance
Net asset value at beginning of period	$7.38
Income from investment operations:
Investment income	0.07
Net realized and unrealized gain on commodity futures contracts	1.83
Total expenses	(0.12)
Net increase in net asset value	1.78
Net asset value at end of period	$9.16
Total Return	24.20%
Ratios to Average Net Assets (Annualized)
Total expenses	1.84%
Total expenses, net	1.69%
Net investment loss	(0.63)%

TAGS Per Share Operation Performance
Net asset value at beginning of period	$27.01
Income from investment operations:
Net realized and unrealized gain on investment transactions	4.09
Total expenses	(0.03)
Net increase in net asset value	4.06
Net asset value at end of period	$31.07
Total Return	15.04%
Ratios to Average Net Assets (Annualized)
Total expenses	0.80%
Total expenses, net	0.14%
Net investment loss	(0.14)%

DEFI Per Share Operation Performance
Net asset value at beginning of period	$25.00
Income from investment operations:
Investment income	0.03
Net realized and unrealized loss on cryptocurrency futures contracts	(0.41)
Total expenses	(0.01)
Net decrease in net asset value	(0.39)
Net asset value at end of period	$24.61
Total Return	(1.57)%
Ratios to Average Net Assets (Annualized)
Total expenses	2.31%
Total expenses, net	0.94%
Net investment income	1.74%

Past performance of a Fund is not necessarily indicative of future performance.

Results of Operations

The following includes a section for each Fund of the Trust.

The discussion below addresses the material changes in the results of operations for the three and nine months ended September 30, 2022 compared to the same period in 2021. The following includes a section for each Fund of the Trust for the periods in which each Fund was in operation. CORN, SOYB, WEAT, CANE and TAGS each operated for the entirety of all periods. For DEFI, the results will represent from commencement of operations (September 15, 2022) through September 30, 2022.

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

The Sponsor is responsible for investing the assets of the Funds in accordance with the objectives and policies of each Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency, compliance, and other necessary services to the Fund, including services directly attributable to the Funds such as accounting, financial reporting, regulatory compliance, and trading activities. In some cases, at its discretion, the Sponsor may elect not to outsource certain of these expenses.

In addition, the Agricultural Funds, except for TAGS, which has no such fee are contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum.

The Agricultural Funds generally pay for all brokerage fees, taxes, and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. Each Fund also pays its portion of the fees and expenses associated with the Trust’s tax accounting and reporting requirements. Certain aggregate expenses common to all Funds within the Trust are allocated by the Sponsor to the respective funds based on activity drivers deemed most appropriate by the Sponsor for such expenses, including but not limited to relative assets under management and creation order activity. These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to services provided by the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Funds and are, primarily, included as distribution and marketing fees on the statements of operations. These amounts, for the Trust and for each Fund, are detailed in the notes to the financial statements included in Part I of this filing.

DEFI is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 0.94% per annum. From the Management Fee, the Sponsor pays all of the routine operational, administrative and other ordinary expenses of the Fund, generally as determined by the Sponsor, including but not limited to, fees and expenses of the Administrator, Custodian, Distributor, Transfer Agent, licensors, accounting and audit fees expenses, tax preparation expenses, legal fees, ongoing SEC registration fees, individual Schedule K-1 preparation and mailing fees, and report preparation and mailing expenses. These fees and expenses are not included in the breakeven table because they are paid for by the Sponsor through the proceeds from the Management Fee. The Fund pays all of its non-recurring and unusual fees and expenses, if any, as determined by the Sponsor. Non-recurring and unusual fees and expenses are unexpected or unusual in nature, such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses. Extraordinary fees and expenses also include material expenses which are not currently anticipated obligations of the Fund. Routine operational, administrative, and other ordinary expenses are not deemed extraordinary expenses.

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

On September 30, 2022, the Corn Fund held a total of CBOT Corn Futures contracts with a notional value of $214,942,200. The contracts had an asset fair value of $6,573,943 and a liability fair value of $4,335,823. The weighting of the notional value of the contracts is as follows: (1) 35% to the MAR23 contracts, the second to expire CBOT Corn Futures Contract, (2) 30% to MAY23 CBOT contracts, the third to expire CBOT Corn Futures Contract, and (3) 35% to DEC23 CBOT contracts, the CBOT Corn Futures Contract expiring in the December following the expiration month of the third to expire contract.

	Quarter Ending	Quarter Ending	Quarter Ending
	September 30, 2022	September 30, 2021	June 30, 2022
Total Net Assets	$214,972,436	$120,396,395	$238,731,929
Shares Outstanding	7,950,004	5,950,004	9,525,004
Net Asset Value per share	$27.04	$20.23	$25.06
Closing Price	$27.04	$20.17	$25.16

Total net assets for the Fund increased year over year by 79%, driven by a combination of an increase in total shares outstanding of 2,000,000 shares or 34% and an increase in the NAV per share of $6.81 or 34%. The net assets for the Fund decreased by 10% when comparing September 30, 2022, to June 30, 2022. The change in total net assets year over year, in the opinion of management, was generally due to a combination of appreciation of commodity prices and investor in-flows which was driven by the war in Ukraine, supply disruptions and rising crop input costs.

For the Three Months Ended September 30, 2022, compared to the Three Months Ended September 30, 2021

	Three Months Ended	Three Months Ended
	September 30, 2022	September 30, 2021
Average daily total net assets	$208,642,546	$135,767,092
Net realized and unrealized gain (loss) on futures contracts	$13,511,991	$(10,603,502)
Interest income earned on cash equivalents	$1,087,852	$55,229
Annualized interest yield based on average daily total net assets	0.52%	0.04%
Net Income (Loss)	$13,656,545	$(11,185,315)
Weighted average share outstanding	8,188,863	6,704,352
Management Fees	$525,893	$342,207
Total gross fees and other expenses excluding management fees	$417,405	$642,358
Brokerage Commissions	$54,746	$43,677
Expenses waived by the Sponsor	$-	$347,523
Total gross expense ratio	(1.79)%	(2.88)%
Total expense ratio net of expenses waived by the Sponsor	(1.79)%	(1.86)%
Net investment gain (loss)	0.27%	(1.70)%
Creation of Shares	950,000	375,000
Redemption of Shares	2,525,000	2,700,000

For the Nine Months Ended September 30, 2022, compared to the Nine Months Ended September 30, 2021

	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021
Average daily total net assets	$217,755,962	$158,799,521
Net realized and unrealized gain on futures contracts	$24,980,348	$43,021,695
Interest income earned on cash and cash equivalents	$1,706,156	$206,168
Annualized interest yield based on average daily total net assets	0.78%	0.13%
Net Income	$23,935,440	$40,911,620
Weighted average share outstanding	8,240,663	8,402,293
Management Fees	$1,628,695	$1,187,734
Total gross fees and other expenses excluding management fees	$1,468,224	$1,917,813
Brokerage Commissions	$118,321	$118,868
Expenses waived by the Sponsor	$345,855	$789,304
Total gross expense ratio	(1.90)%	(2.61)%
Total expense ratio net of expenses waived by the Sponsor	(1.69)%	(1.95)%
Net investment loss	(0.64)%	(1.78)%
Creation of Shares	7,500,000	3,775,000
Redemption of Shares	5,150,000	6,725,000

Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contract given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark, 4) the number of contracts held and then sold for either circumstance aforementioned. The Fund recognizes the expense for brokerage commissions for futures contract trades on a per trade basis. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

The increase in interest and other income year over year was due to an increase in net assets and an increase in Federal Fund Rates. As a result, the amount of interest income earned as a percentage of average daily total net assets was higher in the three and nine months ended September 30, 2022, compared to the three and nine months ended September 30, 2021. The Fund seeks to earn interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper. These interest rate levels may be lower or higher than the projected interest rates stated in the prospectuses and thus will impact your breakeven point.

The increase/decrease in management fee paid to the Sponsor is a result of higher/lower average net assets. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets. Other than the management fee to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day-to-day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one year, or commitments regardless of the level of assets under management. The structure of the Fund and the nature of the expenses are such that as total net assets grow, there is a scalability of expenses that may allow the total expense ratio to be reduced. However, if total net assets for the Fund fall, the total expense ratio of the Fund will increase unless additional reductions are made by the Sponsor to the daily expense accruals. The Sponsor can elect to adjust the daily expense accruals at its discretion based on market conditions and other Fund considerations.

The decrease in total gross fees and other expenses excluding management fees for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021 was generally due to the decrease in average net assets relative to the other Funds. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The increase/decrease in total brokerage commissions for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021, was primarily due to an increase/decrease in contracts purchased, liquidated, and rolled. The total brokerage commissions for the nine months ended September 30, 2022 compared to the same period in 2021 were generally stable.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to September 30, 2022 and serves to illustrate the relative changes of these components.

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

On September 30, 2022, the Fund held a total of CBOT soybean futures contracts with a notional value of $67,241,650. The contracts had an asset fair value of $3,083,849. The weighting of the notional value of the contracts is as follows: (1) 35% to JAN23 CBOT contracts, (2) 30% to MAR23 CBOT contracts, and (3) 35% to NOV23 CBOT contracts.

	Quarter Ending	Quarter Ending	Quarter Ending
	September 30, 2022	September 30, 2021	June 30, 2022
Total Net Assets	$67,243,978	$47,284,707	$75,109,727
Shares Outstanding	2,575,004	2,150,004	2,775,004
Net Asset Value per share	$26.11	$21.99	$27.07
Closing Price	$26.11	$22.02	$27.06

Total net assets for the Fund increased year over year by 42%, driven by a combination of an increase in total shares outstanding of 425,000 shares or 20% and by an increase in the NAV per share of $4.12 or 19%. The net assets for the Fund decreased by 10% when comparing September 30, 2022, to June 30, 2022. The change in total net assets year over year, in the opinion of management, was generally due to a combination of appreciation of commodity prices and investor in-flows which was driven by the war in Ukraine, supply disruptions and rising crop input costs.

For the Three Months Ended September 30, 2022, compared to the Three Months Ended September 30, 2021

	Three Months Ended	Three Months Ended
	September 30, 2022	September 30, 2021
Average daily total net assets	$69,925,211	$59,298,060
Net realized and unrealized loss on futures contracts	$(2,877,782)	$(4,333,370)
Interest income earned on cash and cash equivalents	$365,454	$20,624
Annualized interest yield based on average daily total net assets	0.52%	0.03%
Net Loss	$(2,816,428)	$(4,573,209)
Weighted average share outstanding	2,646,471	2,590,221
Management Fees	$176,250	$149,464
Total gross fees and other expenses excluding management fees	$127,850	$284,634
Brokerage Commissions	$6,432	$4,833
Expenses waived by the Sponsor	$-	$173,635
Total gross expense ratio	(1.73)%	(2.90)%
Total expense ratio net of expenses waived by the Sponsor	(1.73)%	(1.74)%
Net investment gain (loss)	0.34%	(1.60)%
Creation of Shares	600,000	150,000
Redemption of Shares	800,000	975,000

For the Nine Months Ended September 30, 2022, compared to the Nine Months Ended September 30, 2021

	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021
Average daily total net assets	$68,710,342	$81,652,410
Net realized and unrealized gain on futures contracts	$4,906,805	$13,444,407
Interest income earned on cash and cash equivalents	$549,818	$105,253
Annualized interest yield based on average daily total net assets	0.80%	0.13%
Net Income	$4,557,808	$12,334,380
Weighted average share outstanding	2,553,850	3,724,546
Management Fees	$513,916	$610,715
Total gross fees and other expenses excluding management fees	$474,461	$1,084,196
Brokerage Commissions	$21,638	$26,568
Expenses waived by the Sponsor	$89,562	$479,631
Total gross expense ratio	(1.92)%	(2.78)%
Total expense ratio net of expenses waived by the Sponsor	(1.75)%	(1.99)%
Net investment loss	(0.68)%	(1.82)%
Creation of Shares	1,950,000	1,050,000
Redemption of Shares	1,350,000	3,475,000

Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contract given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark, 4) the number of contracts held and then sold for either circumstance aforementioned. The Fund recognized the expense for brokerage commissions for futures contract trades on a per trade basis. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

The increase in interest and other income year over year was due to an increase in net assets and an increase in Federal Fund Rates. As a result, the amount of interest income earned as a percentage of average daily total net assets was higher in the three and nine months ended September 30, 2022, compared to the three and nine months ended September 30, 2021. The Fund seeks to earn interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper. These interest rate levels may be lower or higher than the projected interest rates stated in the prospectuses and thus will impact your breakeven point.

The increase/decrease in management fee paid to the Sponsor is a result of lower/higher average net assets. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets. Other than the management fee to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day-to-day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one year, or commitments regardless of the level of assets under management. The structure of the Fund and the nature of the expenses are such that as total net assets grow, there is a scalability of expenses that may allow the total expense ratio to be reduced. However, if total net assets for the Fund fall, the total expense ratio of the Fund will increase unless additional reductions are made by the Sponsor to the daily expense accruals. The Sponsor can elect to adjust the daily expense accruals at its discretion based on market conditions and other Fund considerations.

The decrease in total gross fees and other expenses excluding management fees for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021 was generally due to the decrease in average net assets year over year and average net assets relative to the other Funds. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The increase/decrease in total brokerage commissions for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021, was primarily due to an increase/decrease in contracts purchased, liquidated, and rolled.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to September 30, 2022 and serves to illustrate the relative changes of these components.

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

On September 30, 2022, the Fund held a total of ICE sugar futures contracts with a notional value of $25,548,376. The contracts had a liability fair value of $1,282,651. The weighting of the notional value of the contracts is as follows: (1) 35% to the MAY23 ICE No 11 contracts, (2) 30% to the JUL23 ICE No 11 contracts, and (3) 35% to the MAR24 ICE No 11 contracts.

	Quarter Ending	Quarter Ending	Quarter Ending
	September 30, 2022	September 30, 2021	June 30, 2022
Total Net Assets	$25,534,967	$26,068,010	$32,383,073
Shares Outstanding	2,925,004	2,725,004	3,475,004
Net Asset Value per share	$8.73	$9.57	$9.32
Closing Price	$8.68	$9.55	$9.32

Total net assets for the Fund decreased year over year by 2%, driven by a combination of an increase in total shares outstanding of 200,000 or 7% and a decrease in the NAV per share of $(0.84) or 9%. The net assets for the Fund decreased by 21% when comparing September 30, 2022, to June 30, 2022. This change was, in the opinion of management, due to the stabilization of prices worldwide, strong demand and with modestly higher production which accelerated investor interest.

For the Three Months Ended September 30, 2022, compared to the Three Months Ended September 30, 2021

	Three Months Ended	Three Months Ended
	September 30, 2022	September 30, 2021
Average daily total net assets	$28,395,088	$23,754,678
Net realized and unrealized (loss) gain on futures contracts	$(1,962,758)	$2,826,293
Interest income earned on cash and cash equivalents	$149,944	$7,425
Annualized interest yield based on average daily total net assets	0.53%	0.03%
Net (Loss) Income	$(1,942,684)	$2,726,924
Weighted average share outstanding	3,159,243	2,618,482
Management Fees	$71,572	$59,875
Total gross fees and other expenses excluding management fees	$58,298	$76,618
Brokerage Commissions	$5,436	$6,613
Expenses waived by the Sponsor	$-	$29,699
Total gross expense ratio	(1.81)%	(2.28)%
Total expense ratio net of expenses waived by the Sponsor	(1.81)%	(1.78)%
Net investment gain (loss)	0.28%	(1.66)%
Creation of Shares	75,000	525,000
Redemption of Shares	625,000	450,000

For the Nine Months Ended September 30, 2022, compared to the Nine Months Ended September 30, 2021

	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021
Average daily total net assets	$28,612,071	$19,050,472
Net realized and unrealized (loss) gain on futures contracts	$(2,758,277)	$6,649,041
Interest income earned on cash and cash equivalents	$222,434	$19,515
Annualized interest yield based on average daily total net assets	0.78%	0.10%
Net (Loss) Income	$(2,910,520)	$6,397,079
Weighted average share outstanding	3,077,751	2,329,583
Management Fees	$214,003	$142,487
Total gross fees and other expenses excluding management fees	$238,911	$216,728
Brokerage Commissions	$31,972	$19,047
Expenses waived by the Sponsor	$78,237	$87,738
Total gross expense ratio	(2.12)%	(2.52)%
Total expense ratio net of expenses waived by the Sponsor	(1.75)%	(1.91)%
Net investment loss	(0.71)%	(1.77)%
Creation of Shares	2,675,000	1,450,000
Redemption of Shares	2,225,000	625,000

Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contract given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark, 4) the number of contracts held and then sold for either circumstance aforementioned. The Fund recognizes the expense for brokerage commissions for futures contract trades on a per trade basis. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

The increase in interest and other income year over year was due to an increase in net assets and an increase in Federal Fund Rates. As a result, the amount of interest income earned as a percentage of average daily total net assets was higher in the three and nine months ended September 30, 2022, compared to the three and nine months ended September 30, 2021. The Fund seeks to earn interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper. These interest rate levels may be lower or higher than the projected interest rates stated in the prospectuses and thus will impact your breakeven point.

The increase/decrease in management fee paid to the Sponsor is a result of lower/higher average net assets. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets. Other than the management fee to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day-to-day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one year, or commitments regardless of the level of assets under management. The structure of the Fund and the nature of the expenses are such that as total net assets grow, there is a scalability of expenses that may allow the total expense ratio to be reduced. However, if total net assets for the Fund fall, the total expense ratio of the Fund will increase unless additional reductions are made by the Sponsor to the daily expense accruals. The Sponsor can elect to adjust the daily expense accruals at its discretion based on market conditions and other Fund considerations.

The increase/decrease in total gross fees and other expenses excluding management fees for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021 was generally due to the increase/decrease in average net assets in the period. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The increase/decrease in total brokerage commissions for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021, was primarily due to an increase/decrease in contracts purchased, liquidated, and rolled.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to September 30, 2022 and serves to illustrate the relative changes of these components.

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

On September 30, 2022, the Fund held a total of CBOT wheat futures contracts with a notional value of $377,991,275. The contracts had an asset fair value of $18,217,550 and a liability fair value of $18,948,559. The weighting of the notional value contracts is as follows: (1) 35% to MAR23 CBOT contracts, (2) 30% to MAY23 CBOT contracts, and (3) 35% to DEC23 CBOT contracts.

	Quarter Ending	Quarter Ending	Quarter Ending
	September 30, 2022	September 30, 2021	June 30, 2022
Total Net Assets	$377,988,971	$73,296,079	$450,519,572
Shares Outstanding	41,250,004	10,375,004	49,875,004
Net Asset Value per share	$9.16	$7.06	$9.03
Closing Price	$9.15	$7.08	$9.04

Total net assets for the Fund increased year over year by 416%, driven by a combination of an increase in total shares outstanding of 30,875,000 or 298% and an increase in the NAV per share of $2.10 or 30%. The net assets for the Fund decreased by -16% when comparing September 30, 2022 to June 30 2022. The change in total net assets year over year, in the opinion of management, was generally due to a combination of appreciation of commodity prices and investor in-flows which was driven by the war in Ukraine, supply disruptions and rising crop input costs.

For the Three Months Ended September 30, 2022, compared to the Three Months Ended September 30, 2021

	Three Months Ended	Three Months Ended
	September 30, 2022	September 30, 2021
Average daily total net assets	$354,167,506	$78,428,508
Net realized and unrealized gain on futures contracts	$312,397	$4,027,770
Interest income earned on cash and cash equivalents	$1,807,040	$29,826
Annualized interest yield based on average daily total net assets	0.51%	0.04%
Net Income	$319,191	$3,692,181
Weighted average share outstanding	41,945,384	11,380,982
Management Fees	$892,696	$197,683
Total gross fees and other expenses excluding management fees	$907,550	$272,721
Brokerage Commissions	$75,136	$17,330
Expenses waived by the Sponsor	$-	$104,989
Total gross expense ratio	(2.02)%	(2.38)%
Total expense ratio net of expenses waived by the Sponsor	(2.02)%	(1.85)%
Net investment gain (loss)	0.01%	(1.70)%
Creation of Shares	4,575,000	200,000
Redemption of Shares	13,200,000	2,575,000

 For the Nine Months Ended September 30, 2022, compared to the Nine Months Ended September 30, 2021

	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021
Average daily total net assets	$369,580,476	$81,424,624
Net realized and unrealized (loss) gain on futures contracts	$(57,328,622)	$12,302,836
Interest income earned on cash and cash equivalents	$2,931,373	$99,342
Annualized interest yield based on average daily total net assets	0.79%	0.12%
Net (Loss) Income	$(59,064,706)	$11,227,466
Weighted average share outstanding	38,111,726	12,387,275
Management Fees	$2,764,259	$609,012
Total gross fees and other expenses excluding management fees	$2,328,362	$795,340
Brokerage Commissions	$354,679	$39,852
Expenses waived by the Sponsor	$425,164	$229,640
Total gross expense ratio	(1.84)%	(2.31)%
Total expense ratio net of expenses waived by the Sponsor	(1.69)%	(1.93)%
Net investment loss	(0.63)%	(1.77)%
Creation of Shares	84,050,000	3,500,000
Redemption of Shares	53,050,000	4,475,000

Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contract given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark, 4) the number of contracts held and then sold for either circumstance aforementioned. The Fund recognized the expense for brokerage commissions for futures contract trades on a per trade basis. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

The increase in interest and other income year over year was due to an increase in net assets and an increase in Federal Fund Rates. As a result, the amount of interest income earned as a percentage of average daily total net assets was higher in the three and nine months ended September 30, 2022, compared to the three and nine months ended September 30, 2021. The Fund seeks to earn interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper. These interest rate levels may be lower or higher than the projected interest rates stated in the prospectuses and thus will impact your breakeven point.

The increase/decrease in management fee paid to the Sponsor is a result of lower/higher average net assets. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets. Other than the management fee to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day-to-day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one year, or commitments regardless of the level of assets under management. The structure of the Fund and the nature of the expenses are such that as total net assets grow, there is a scalability of expenses that may allow the total expense ratio to be reduced. However, if total net assets for the Fund fall, the total expense ratio of the Fund will increase unless additional reductions are made by the Sponsor to the daily expense accruals. The Sponsor can elect to adjust the daily expense accruals at its discretion based on market conditions and other Fund considerations.

The increase in total gross fees and other expenses excluding management fees for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021 was generally due to an increase in average net assets relative to the other Funds. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The increase/decrease in total brokerage commissions for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021, was primarily due to an increase/decrease in contracts purchased, liquidated, and rolled.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to September 30, 2022 and serves to illustrate the relative changes of these components.

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

On September 30, 2022, the Fund held: 1) 429,192 shares of CORN with a fair value of $11,605,566; 2) 1,294,496 shares of WEAT with a fair value of $11,861,985; 3) 427,314 shares of SOYB with a fair value of $11,158,920; and 4) 1,327,598 shares of CANE with a fair value of $11,589,798. The weighting on September 30, 2022 was 25% to CORN, 26% to WEAT, 24% to SOYB and 25% to CANE.

	Quarter Ending	Quarter Ending	Quarter Ending
	September 30, 2022	September 30, 2021	June 30, 2022
Total Net Assets	$46,219,717	$8,540,663	$47,407,824
Shares Outstanding	1,487,502	325,002	1,525,002
Net Asset Value per share	$31.07	$26.28	$31.09
Closing Price	$31.09	$26.32	$31.07

Total net assets for the Fund increased year over year by 441%, driven by a combination of an increase in shares outstanding of 1,162,500 shares or 358% and an increase in the NAV per share of $4.79 or 18%. The net assets for the Fund decreased by 3% when comparing September 30, 2022 to June 30 2022. The change in total net assets year over year, in the opinion of management, was generally due to a combination of appreciation of commodity prices and investor in-flows which was driven by the war in Ukraine, supply disruptions and rising crop input costs. Effective August 2, 2012 through April 9, 2018, the Fund was at 50,002 shares outstanding which represents a minimum number of shares and there could be no further redemptions until additional shares were created.

For the Three Months Ended September 30, 2022, compared to the Three Months Ended September 30, 2021

	Three Months Ended	Three Months Ended
	September 30, 2022	September 30, 2021
Average daily total net assets	$46,480,463	$9,279,111
Net realized and unrealized gain on securities	$7,231	$146,125
Interest income earned on cash equivalents	$302	$-
Annualized interest yield based on average daily total net assets	0.00%	0.00%
Net (Loss) Income	$(7,697)	$141,915
Weighted average share outstanding	1,537,230	356,931
Total gross fees and other expenses	$77,289	$33,156
Expenses waived by the Sponsor	$62,059	$28,946
Total gross expense ratio	(0.66)%	(1.42)%
Total expense ratio net of expenses waived by the Sponsor	(0.13)%	(0.18)%
Net investment loss	(0.13)%	(0.18)%
Creation of Shares	75,000	-
Redemption of Shares	112,500	62,500

For the Nine Months Ended September 30, 2022, compared to the Nine Months Ended September 30, 2021

	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021
Average daily total net assets	$35,475,983	$7,187,844
Net realized and unrealized (loss) gain on securities	$(1,296,832)	$1,226,469
Interest income earned on cash equivalents	$352	$5
Annualized interest yield based on average daily total net assets	0.00%	0.00%
Net (Loss) Income	$(1,333,145)	$1,216,367
Weighted average share outstanding	1,120,973	288,326
Total gross fees and other expenses	$212,887	$74,648
Expenses waived by the Sponsor	$176,222	$64,541
Total gross expense ratio	(0.80)%	(1.39)%
Total expense ratio net of expenses waived by the Sponsor	(0.14)%	(0.19)%
Net investment loss	(0.14)%	(0.19)%
Creation of Shares	1,362,500	337,500
Redemption of Shares	400,000	87,500

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

The increase in total gross fees and other expenses for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021 was generally due to the increase in average net assets in the period. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to September 30, 2022 and serves to illustrate the relative changes of these components.

Hashdex Bitcoin Futures ETF

The Hashdex Bitcoin Futures ETF Fund commenced investment operations on September 15, 2022. The investment objective of the Fund is to have the daily changes in percentage terms of the Shares’ Net Asset Value reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for two futures contracts for Bitcoin (“Bitcoin Futures Contracts”) that are traded on the Chicago Mercantile Exchange (“CME”), specifically: (1) the first to expire CME Bitcoin Futures Contract, weighted 50%, (2) the second to expire CME Bitcoin Futures Contract, weighted 50%.

On September 30, 2022, the Fund held a total of 12 CME bitcoin futures contracts with a notional value of $1,165,800. The contracts had a liability fair value of $14,372. The weighting of the notional value contracts is as follows: (1) 50% to OCT22 CME Bitcoin Futures contracts, (2) 50% to NOV22 CME Bitcoin Futures contracts.

From the commencement
of operations (September 15, 2022)
through September 30, 2022
Total Net Assets	$1,230,482
Shares Outstanding	50,004
Net Asset Value per share	$24.61
Closing Price	$24.68

From the commencement of operations (September 15, 2022) through September 30, 2022

From the commencement
of operations (September 15, 2022)
through September 30, 2022
Average daily total net assets	$975,029
Net realized and unrealized loss on futures contracts	$(20,314)
Interest income earned on cash equivalents	$1,073
Annualized interest yield based on average daily total net assets	0.11%
Net Loss	$(19,618)
Weighted average share outstanding	40,003
Management Fees	$377
Total gross fees and other expenses excluding management fees	$550
Brokerage Commissions	$949
Expenses waived by the Sponsor	$550
Total gross expense ratio	(2.31)%
Total expense ratio net of expenses waived by the Sponsor	(0.94)%
Net investment gain	1.74%
Creation of Shares	50,004
Redemption of Shares	-

Realized gain or loss on trading of cryptocurrency futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contract given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark, 4) the number of contracts held and then sold for either circumstance aforementioned. The Fund recognizes the expense for brokerage commissions for futures contract trades on a per trade basis. Unrealized gain or loss on trading of cryptocurrency futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

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

DEFI is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 0.94% per annum. From the Management Fee, the Sponsor pays all of the routine operational, administrative and other ordinary expenses of the Fund, generally as determined by the Sponsor, including but not limited to, fees and expenses of the Administrator, Custodian, Distributor, Transfer Agent, licensors, accounting and audit fees expenses, tax preparation expenses, legal fees, ongoing SEC registration fees, individual Schedule K-1 preparation and mailing fees, and report preparation and mailing expenses. These fees and expenses are not included in the breakeven table because they are paid for by the Sponsor through the proceeds from the Management Fee. The Fund pays all of its non-recurring and unusual fees and expenses, if any, as determined by the Sponsor. Non-recurring and unusual fees and expenses are unexpected or unusual in nature, such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses. Extraordinary fees and expenses also include material expenses which are not currently anticipated obligations of the Fund. Routine operational, administrative, and other ordinary expenses are not deemed extraordinary expenses.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to September 30, 2022 and serves to illustrate the relative changes of these components.

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

Market Outlook

The Corn Market

Corn is currently the most widely produced livestock feed grain in the United States. The two largest demands of the United States’ corn crop are used in livestock feed and ethanol production. Corn is also processed into food and industrial products, including starch, sweeteners, corn oil, beverages, and industrial alcohol. The United States Department of Agriculture (“USDA”) publishes weekly, monthly, quarterly, and annual updates for U.S. domestic and worldwide corn production and consumption, and for other grains such as soybeans and wheat which can be used in some cases as a substitute for corn. These reports are available on the USDA’s website, www.usda.gov, at no charge. The outlook provided below is from the October 12, 2022 USDA report.

As a general matter, the occurrence of a severe weather event, natural disaster, terrorist attack, geopolitical events, outbreak, or public health emergency as declared by the World Health Organization, the continuation or expansion of war or other hostilities, or a prolonged government shutdown may have significant adverse effects on the Fund and its investments and alter current assumptions and expectations. For example, in late February 2022, Russia invaded Ukraine, significantly amplifying existing geopolitical tensions among Russia and other countries in the region and in the west. The responses of countries and political bodies to Russia’s actions, Ukraine’s military response and the potential for wider conflict may increase financial market volatility. Generally, these adverse effects may cause continued volatility in the price of corn, corn futures, and the share price of the Fund.

The price per bushel of corn in the United States is primarily a function of both U.S. and global production and demand. Long term impacts from sanctions, shipping disruptions, collateral war damage, and a potential expansion of the conflict between Russia and Ukraine could further disrupt the availability of corn supplies. These impacts remain important to track as both countries have played important roles in supplying grain to other parts of the world. As such, volatility, trading volumes, and prices in global corn markets have risen dramatically and are expected to continue indefinitely at extreme elevated levels. Given all of the above factors, the Sponsor has no ability to discern when current high levels of volatility will subside.

Recent geopolitical events have at times impacted the level of “backwardation” experienced by the Fund.  As a result, near to expire contracts can trade at a higher price than longer to expire contracts, a situation referred to as “backwardation.” Putting aside the impact of the overall movement in prices of corn and corn futures, the Benchmark Component Futures Contracts (the corn futures contracts that the Fund invests in to achieve its investment objective) would tend to rise as they approach expiration. This backwardation may benefit the Fund because it will sell more expensive contracts and buy less expensive contracts on an ongoing basis.

Conversely, in the event of a corn futures market where near to expire contracts trade at a lower price than longer to expire contracts, a situation referred to as “contango,” then absent the impact of the overall movement in corn prices the value of the Benchmark Component Futures Contracts would tend to decline as they approach expiration. If the price of corn and corn futures were to decline, for example, because of a resolution of the Russia-Ukraine conflict, the Fund would experience the negative impact of contango.

The United States is the world’s leading producer and exporter of corn. For the Crop Year 2022-23, the United States Department of Agriculture (“USDA”) estimates that the U.S. will produce approximately 30% of all the corn globally, of which about 15% will be exported. For 2022-2023, based on the October 12, 2022, USDA reports, global consumption of 1,175 Million Metric Tons (MMT) is expected to be slightly higher than global production of 1,169 MMT. If the global demand for corn is not equal to global supply, this may have an impact on the price of corn. Besides the United States, other principal world corn exporters include Argentina, Brazil, Russia, South Africa, and Ukraine. Major import nations include Mexico, Japan, the European Union (EU), South Korea, Egypt, and parts of Southeast Asia. China’s production at 274 MMT is approximately 8% less than its domestic usage.

According to the USDA, global corn consumption has increased just over 602% from crop year 1960/1961 to 2022/2023 as demonstrated by the graph below and is projected to continue to grow in coming years. Consumption growth is the result of a combination of many factors including: 1) global population growth, which, according to the U.S. Census Department, is estimated to reach 9.7 billion by 2050; 2) a growing global middle class which is increasing the demand for protein and meat-based products globally and most significantly in developing countries; and 3) increased use of biofuels, including ethanol in the United States.

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

The price per bushel of corn in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to August 2022.

On October 12, 2022, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2022-23. The exhibit below provides a summary of historical and current information for United States corn production.

U.S. Corn Supply/Demand Balance
Marketing Year September - August
Million Bushels
											Oct 12 Est.	21-22 to	Oct 12 Est.	22-23 to
											USDA	20-21	USDA	21-22
Crop Year	11-12	12-13	13-14	14-15	15-16	16-17	17-18	18-19	19-20	20-21	21-22	% Change	22-23	% Change
Planted Acres	91.9	97.3	95.4	90.6	88.0	94.0	90.2	88.9	89.7	90.7	93.3	3%	88.6	-5%
Harvested Acres	84.0	87.4	87.5	83.1	80.8	86.7	82.7	81.3	81.3	82.3	85.3	4%	80.8	-5%
Difference	7.9	9.9	7.9	7.5	7.2	7.3	7.5	7.6	8.4	8.4	8.0	-5%	7.8	-3%
Yield	147.2	123.1	158.1	171.0	168.4	174.6	176.6	176.4	167.5	171.4	176.7	3%	171.9	-3%

Beginning Stocks	1,128	989	821	1,232	1,731	1,737	2,293	2,140	2,221	1,919	1,235	-36%	1,377	11%
Production	12,360	10,755	13,829	14,216	13,602	15,148	14,609	14,340	13,620	14,111	15,074	7%	13,895	-8%
Imports	29	160	36	32	68	57	36	28	42	24	24	0%	50	108%
Total Supply	13,516	11,904	14,686	15,479	15,401	16,942	16,939	16,509	15,883	16,055	16,333	2%	15,322	-6%

Feed	4,545	4,315	5,040	5,280	5,114	5,470	5,304	5,429	5,900	5,602	5,715	2%	5,275	-8%
Food/Seed/Industrial	6,439	6,038	6,493	6,601	6,648	6,885	7,057	6,793	6,286	6,472	6,769	5%	6,725	-1%
Ethanol for Fuel(incld above)	5,011	4,641	5,124	5,200	5,224	5,432	5,605	5,378	4,857	5,033	5,328	6%	5,275	-1%
Exports	1,543	730	1,920	1,867	1,901	2,294	2,438	2,066	1,777	2,747	2,471	-10%	2,150	-13%
Total Usage	12,527	11,083	13,454	13,748	13,664	14,650	14,798	14,288	13,963	14,821	14,956	1%	14,150	-5%

Ending Stocks (Inventory)	989	821	1,232	1,731	1,737	2,293	2,140	2,221	1,919	1,235	1,377	11%	1,172	-15%

Stocks/Use Ratio	8%	7%	9%	13%	13%	16%	14%	16%	14%	8%	9%	10%	8%	-10%
farm Price ($/bushel)	$ 6.22	$ 6.89	$ 4.46	$ 3.70	$ 3.61	$ 3.36	$3.36	$3.61	$3.56	$4.53	$6.00		$6.80

Calculations:
Demand per day (incld expt)¹	34.3	30.4	36.9	37.7	37.4	40.1	40.5	39.1	38.3	40.6	41.0	1%	38.8	-5%
Carry-out days supply	28.8	27.0	33.4	46.0	46.4	57.1	52.8	56.7	50.2	30.4	33.6	10%	30.2	-10%
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

Futures contracts may be either bought or sold, long or short. The U.S Commodity Futures Trading Commission weekly releases the “Commitment of Traders” (COT) report, which depicts the open interest as well as long and short positions in the market. Market participants may use this report to gauge market sentiment.

The Soybean Market

Global soybean production is concentrated in the U.S., Brazil, Argentina, and China. The United States Department of Agriculture (“USDA”) has estimated that, for the Crop Year 2022-23, the United States will produce approximately 117 MMT of soybeans or approximately 30% of estimated world production, with Brazil production at 152 MMT. Argentina is projected to produce about 51 MMT. For 2022-23, based on the October 12, 2022 USDA report, global consumption of 380 MMT is estimated slightly lower than global production of 391 MMT. If the global demand for soybeans is not equal to global supply, this may have an impact on the price of soybeans. Global soybean consumption may fluctuate year over year due to any number of reasons which may include, but is not limited to, economic conditions, global health concerns, international trade policy. Soybeans are a staple commodity used pervasively across the globe so that any contractions in consumption may only be temporary as has historically been the case. The USDA publishes weekly, monthly, quarterly, and annual updates for U.S. domestic and worldwide soybean production and consumption. These reports are available on the USDA’s website, www.usda.gov, at no charge. The outlook provided below is from the October 12, 2022 USDA report.

As a general matter, the occurrence of a severe weather event, natural disaster, terrorist attack, geopolitical events, outbreak, or public health emergency as declared by the World Health Organization, the continuation or expansion of war or other hostilities, or a prolonged government shutdown may have significant adverse effects on the Fund and its investments and alter current assumptions and expectations. For example, in late February 2022, Russia invaded Ukraine, significantly amplifying existing geopolitical tensions among Russia and other countries in the region and in the west. Global response to Russia’s actions, the larger overarching tensions, and Ukraine’s military response may increase financial market volatility generally, have severe adverse effects on global economic markets, and cause volatility in the price of agricultural products, including agricultural futures, and the share price of the Fund.

The price per bushel of soybeans in the United States is primarily a function of both U.S. and global production and demand. The price per bushel of soybeans can be affected by the price of corn; because corn and soybeans are planted on the same acres, farmers must choose which crop to plant each year. If corn prices rise enough to incentivize the planting of corn over soybeans, the supply and price of soybeans could be affected. Long term impacts from sanctions, shipping disruptions, collateral war damage, and a potential expansion of the conflict between Russia and Ukraine could further disrupt the availability of agricultural products and supplies. China remains the largest importer of soybeans in the world. Volatility, trading volumes, and prices in global corn and soybean markets have risen dramatically and are expected to continue indefinitely at elevated levels. Given all of the above factors, the Sponsor has no ability to discern when current high levels of volatility will subside.

Recent geopolitical events may have impacted the level of “backwardation” experienced by the Fund. The Russian invasion and related developments have indirectly placed upward pressure on the price of soybean and soybean futures contracts. As a result, near to expire contracts trade at a higher price than longer to expire contracts, a situation referred to as “backwardation.” Putting aside the impact of the overall movement in prices of soybean and soybean futures, the Benchmark Component Futures Contracts (the soybean futures contracts that the Fund invests in to achieve its investment objective) would tend to rise as they approach expiration. This backwardation may benefit the Fund because it will sell more expensive contracts and buy less expensive contracts on an ongoing basis. The degree of backwardation is also shown in the following table.

Conversely, in the event of a soybean futures market where near to expire contracts trade at a lower price than longer to expire contracts, a situation referred to as “contango,” then absent the impact of the overall movement in soybean prices the value of the Benchmark Component Futures Contracts would tend to decline as they approach expiration. If the prices of soybean and soybean futures were to decline, for example the Fund would experience the negative impact of contango.

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

The price per bushel of soybeans in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to August 2022.

On October 12, 2022, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2022-23. The exhibit below provides a summary of historical and current information for United States soybean production.

U.S. Soybean Supply/Demand Balance
Marketing Year September - August
Million Bushels
											Oct 12 Est.	21-22 to	Oct 12 Est.	22-23 to
											USDA	20-21	USDA	21-22
Crop Year	11-12	12-13	13-14	14-15	15-16	16-17	17-18	18-19	19-20	20-21	21-22	% Change	22-23	% Change
Planted Acres	75.0	77.2	76.8	83.3	82.7	83.5	90.2	89.2	76.1	83.4	87.2	5%	87.5	0%
Harvested Acres	73.8	76.1	76.3	82.6	81.7	82.7	89.5	87.6	74.9	82.6	86.3	4%	86.6	0%
Difference	1.2	1.0	0.5	0.7	1.0	0.8	0.7	1.6	1.2	0.8	0.9	12%	0.9	0%
Yield	41.9	40.0	44.0	47.5	48.0	51.9	49.3	50.6	47.4	51.0	51.7	1%	49.8	-4%

Beginning Stocks	215	169	141	92	191	197	302	438	909	525	257	-51%	274	7%
Production	3,094	3,042	3,358	3,927	3,926	4,296	4,412	4,428	3,552	4,216	4,465	6%	4,313	-3%
Imports	16	41	72	33	24	22	22	14	15	20	16	-20%	15	-6%
Total Supply	3,325	3,252	3,570	4,052	4,140	4,516	4,735	4,880	4,476	4,761	4,738	0%	4,602	-3%

Crushings	1,703	1,689	1,734	1,873	1,886	1,901	2,055	2,092	2,165	2,141	2,204	3%	2,235	1%
Seed, Feed and Residual	89	105	107	146	115	147	109	127	108	97	104	7%	122	17%
Exports	1,365	1,317	1,638	1,842	1,942	2,166	2,134	1,752	1,679	2,266	2,158	-5%	2,045	-5%
Total Usage	3,155	3,111	3,478	3,862	3,944	4,214	4,297	3,971	3,952	4,504	4,465	-1%	4,402	-1%

Ending Stocks (Inventory)	169	141	92	191	197	302	438	909	525	257	274	7%	200	-27%

Stocks/Use Ratio	5.4%	4.5%	2.6%	4.9%	5.0%	7.2%	10.2%	22.9%	13.3%	5.7%	6%	8%	4.5%	-26%
farm Price ($/bushel)	$ 12.50	$ 14.40	$ 13.00	$ 10.10	$ 8.95	$ 9.47	$9.33	$8.48	$8.57	$10.80	$13.30		$14.00

Calculations:
Demand per day (incld expt)¹	8.6	8.5	9.5	10.6	10.8	11.5	11.8	10.9	10.8	12.3	12.2	-1%	12.1	-1%
Carry-out days supply	19.6	16.6	9.7	18.1	18.2	26.2	37.2	83.6	48.5	20.8	22.4	8%	16.6	-26%
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

As a general matter, the occurrence of a severe weather event, natural disaster, terrorist attack, geopolitical events, outbreak, or public health emergency as declared by the World Health Organization, the continuation or expansion of war or other hostilities, or a prolonged government shutdown may have significant adverse effects on the Fund and its investments and alter current assumptions and expectations. For example, in late February 2022, Russia invaded Ukraine, significantly amplifying existing geopolitical tensions among Russia and other countries in the region and in the west. The responses of countries and political bodies to Russia’s actions, the larger overarching tensions, and Ukraine’s military response and the potential for wider conflict may increase financial market volatility generally, have severe adverse effects on global economic markets, and cause volatility in the price of agricultural products, including agricultural futures,  and the share price of the Fund.

The price per pound of sugar in the United States is primarily a function of both U.S. and global production and demand as well as expansive protectionist policies implemented by the US Government. Long term impacts from sanctions, shipping disruptions, collateral war damage, and a potential expansion of the conflict between Russia and Ukraine could further disrupt the availability of agricultural products and supplies. Russian production of sugar comes primarily from sugar beets. Ukraine’s sugar production is small and relatively inconsequential to global sugar markets. Now at question is the ability of farmers in both countries to plant this season’s sugar beet crop. Volatility, trading volumes, and prices in global sugar markets have risen dramatically and are expected to continue indefinitely at extreme elevated levels. Given all of the above factors, the Sponsor has no ability to discern when current high levels of volatility will subside.

Recent geopolitical events may have also impacted the level of “backwardation” experienced by the Fund. The Russian invasion and related developments may have placed upward pressure on the price of sugar and sugar futures contracts. As a result, near to expire contracts trade at a higher price than longer to expire contracts, a situation referred to as “backwardation.” Putting aside the impact of the overall movement in prices of sugar and sugar futures, the Benchmark Component Futures Contracts (the sugar futures contracts that the Fund invests in to achieve its investment objective) would tend to rise as they approach expiration. This backwardation may benefit the Fund because it will sell more expensive contracts and buy less expensive contracts on an ongoing basis. The degree of backwardation is also shown in the following table.

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

The Wheat Market

Wheat is used to produce flour, the key ingredient for breads, pasta, crackers, and many other food products, as well as several industrial products such as starches and adhesives. Wheat by-products are used in livestock feeds. Wheat is the principal food grain produced in the United States, and the United States’ output of wheat is typically exceeded only by that of China, the European Union, Russia, and India. The United States Department of Agriculture (“USDA”) estimates that for 2022-23, the principal global producers of wheat will be the EU, Russia, Ukraine, China, India, the United States, Australia, and Canada. The U.S. generates approximately 6% of global production, with approximately 6% of that being exported. For 2022-23, based on the October 12, 2022 USDA report, global consumption of 790 MMT is estimated to be slightly higher than production of 782 MMT. If the global demand of wheat is not equal to global supply, this may have an impact on the price of wheat. Global wheat consumption may fluctuate year over year due to any number of reasons which may include, but is not limited to, economic conditions, global health concerns, international trade policy. Wheat is a staple commodity used pervasively across the globe so that any contractions in consumption may only be temporary as has historically been the case. The USDA publishes weekly, monthly, quarterly, and annual updates for U.S. domestic and worldwide wheat production and consumption. These reports are available on the USDA’s website, www.usda.gov, at no charge. The outlook provided herein is from the October 12, 2022 USDA report.

As a general matter, the occurrence of a severe weather event, natural disaster, terrorist attack, geopolitical events, outbreak, or public health emergency as declared by the World Health Organization, the continuation or expansion of war or other hostilities, or a prolonged government shutdown may have significant adverse effects on the Fund and its investments and alter current assumptions and expectations. For example, in late February 2022, Russia invaded Ukraine, significantly amplifying already existing geopolitical tensions among Russia and other countries in the region and in the west. The responses of countries and political bodies to Russia’s actions, the larger overarching tensions, Ukraine’s military response may increase financial market volatility. The results can have severe adverse effects on global economic markets, and cause volatility in the price of wheat, wheat futures and the share price of the Fund.

The price per bushel of wheat in the United States is primarily a function of both U.S. and global wheat production and demand. Russia and Ukraine, historically, have constituted the top export supply of wheat by volume (approximately 30 percent of total global wheat exports) to the world. The escalating conflict between the two countries, including but not limited to, sanctions, shipping disruptions, and collateral war damage could further disrupt the availability of wheat supplies. The conflict has greatly impacted exports of the wheat crop that was harvested last season and is currently in storage. In addition, the ability of farmers in both countries to plant fall crops could be greatly impacted. As such, volatility, trading volumes, and prices in global wheat markets have risen dramatically and are expected to continue indefinitely at extreme elevated levels. Given all of the above factors, the Sponsor has no ability to discern when current high levels of volatility will subside.

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

Futures contracts may be either bought or sold, long or short. The U.S Commodity Futures Trading Commission weekly releases the “Commitment of Traders” (COT) report, which depicts the open interest as well as long and short positions in the market. Market participants may use this report to gauge market sentiment.

The price per bushel of wheat in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to August 2022.

On October 12, 2022, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2022-23. The exhibit below provides a summary of historical and current information for United States wheat production.

U.S. Wheat Supply/Demand Balance
Marketing Year June - May
Million Bushels
											Oct 12 Est.	21-22 to	Oct 12 Est.	22-23 to
											USDA	20-21	USDA	21-22
Crop Year	11-12	12-13	13-14	14-15	15-16	16-17	17-18	18-19	19-20	20-21	21-22	% Change	22-23	% Change
Planted Acres	54.4	55.3	56.2	56.8	55.0	50.1	46.1	47.8	45.5	44.5	46.7	5%	45.7	-2%
Harvested Acres	45.7	48.8	45.3	46.4	47.3	43.8	37.6	39.6	37.4	36.8	37.1	1%	35.5	-4%
Difference	8.7	6.5	10.9	10.4	7.7	6.3	8.5	8.2	8.1	7.7	9.6	25%	10.2	6%
Yield	43.7	46.2	47.1	43.7	43.6	52.7	46.4	47.6	51.7	49.7	44.3	-11%	46.5	5%

Beginning Stocks	862	743	718	590	752	976	1,181	1,099	1,080	1,028	845	-18%	669	-21%
Production	1,999	2,252	2,135	2,026	2,062	2,309	1,741	1,885	1,932	1,828	1,646	-10%	1,650	0%
Imports	112	123	173	151	113	118	158	135	104	100	95	-5%	120	26%
Total Supply	2,974	3,118	3,026	2,768	2,927	3,402	3,080	3,119	3,116	2,956	2,587	-12%	2,439	-6%

Food	941	951	955	958	957	949	964	954	962	961	972	1%	970	0%
Seed	76	73	77	79	67	61	63	59	62	64	60	-6%	68	13%
Feed and residual	164	364	228	114	149	160	47	88	95	93	86	-8%	50	-42%
Exports	1,050	1,012	1,176	864	778	1,051	906	937	969	994	800	-20%	775	-3%
Total Usage	2,231	2,400	2,436	2,015	1,951	2,222	1,981	2,039	2,087	2,111	1,917	-9%	1,863	-3%

Ending Stocks (Inventory)	743	718	590	752	976	1,181	1,099	1,080	1,028	845	669	-21%	576	-14%

Stocks/Use Ratio	33.3%	29.7%	24.2%	37.3%	50.0%	53.2%	55.5%	53.0%	49.3%	40.0%	34.9%	-13%	30.9%	-11%
farm Price ($/bushel)	$ 7.24	$ 7.77	$ 6.87	$ 5.99	$ 4.89	$ 3.89	$4.72	$5.16	$4.58	$5.05	$7.63		$9.20

Calculations:
Demand per day (incld expt)¹	6.1	6.6	6.7	5.5	5.3	6.1	5.4	5.6	5.7	5.8	5.3	-9%	5.1	-3%
Carry-out days supply	121.6	108.6	88.4	136.2	182.6	194.0	202.5	193.3	179.8	146.1	127.4	-13%	112.9	-11%
¹ in millions of bushels per day

The Bitcoin Industry

Bitcoin

Bitcoin is a digital asset that serves as the unit of account on an open-source, decentralized, peer-to-peer computer network. Bitcoin may be used to pay for goods and services, stored for future use, or converted to a fiat currency. As of the date of this update, the adoption of bitcoin for these purposes has been limited. The value of bitcoin is not backed by any government, corporation, or other identified body.

The value of bitcoin is determined in part by the supply of (which is limited), and demand for, bitcoin in the markets for exchange that have been organized to facilitate the trading of bitcoin. By design, the supply of bitcoin is limited to 21 million bitcoins. As of the date of this update, there are approximately 19 million bitcoins in circulation.

Bitcoin is maintained on the decentralized, open source, peer-to-peer computer network (the “Bitcoin Network”). No single entity owns or operates the Bitcoin Network. The Bitcoin Network is accessed through software and governs bitcoin’s creation and movement. The source code for the Bitcoin Network, often referred to as the Bitcoin Protocol, is open-source, and anyone can contribute to its development.

Price movements for bitcoin are influenced by, among other things, the environment, natural or man-made disasters, governmental oversight and regulation, demographics, economic conditions, infrastructure limitations, existing and future technological developments, and a variety of other factors now known and unknown, any and all of which can have an impact on the supply, demand, and price fluctuations in the bitcoin markets. More generally, cryptocurrency prices may be influenced by economic and monetary events such as changes in interest rates, changes in balances of payments and trade, U.S. and international inflation rates, currency valuations and devaluations, U.S. and international economic events, and changes in the philosophies and emotions of market purchasers. Because the Fund invests in futures contracts in a single cryptocurrency, it is not a diversified investment vehicle, and therefore may be subject to greater volatility than a diversified portfolio of stocks or bonds or a more diversified commodity or cryptocurrency pool.

The Bitcoin Network

The infrastructure of the Bitcoin Network is collectively maintained by participants in the Bitcoin Network, which include miners, developers, and users. Miners validate transactions and are currently compensated for that service in bitcoin. Developers maintain and contribute updates to the Bitcoin Network’s source code, often referred to as the Bitcoin Protocol. Users access the Bitcoin Network using open-source software. Anyone can be a user, developer, or miner.

Bitcoin is “stored” on a digital transaction ledger commonly known as a “blockchain.” A blockchain is a type of shared and continually reconciled database, stored in a decentralized manner on the computers of certain users of the digital asset and is protected by cryptography. The Bitcoin Blockchain contains a record and history for each bitcoin transaction.

New bitcoin is created by “mining.” Miners use specialized computer software and hardware to solve a highly complex mathematical problem presented by the Bitcoin Protocol. The first miner to successfully solve the problem is permitted to add a block of transactions to the Bitcoin Blockchain. The new block is then confirmed through acceptance by a majority of users who maintain versions of the blockchain on their individual computers. Miners that successfully add a block to the Bitcoin Blockchain are automatically rewarded with a fixed amount of bitcoin for their effort plus any transaction fees paid by transferors whose transactions are recorded in the block. This reward system is the means by which new bitcoin enter circulation and is the mechanism by which versions of the blockchain held by users on a decentralized network are kept in consensus.

The Bitcoin Protocol

The Bitcoin Protocol is an open source project with no official company or group in control. Anyone can review the underlying code and suggest changes. There are, however, a number of individual developers that regularly contribute to a specific distribution of bitcoin software known as the “Bitcoin Core.” Developers of the Bitcoin Core loosely oversee the development of the source code. There are many other compatible versions of the bitcoin software, but Bitcoin Core is the most widely adopted and currently provides the de facto standard for the Bitcoin Protocol. The core developers are able to access, and can alter, the Bitcoin Network source code and, as a result, they are responsible for quasi-official releases of updates and other changes to the Bitcoin Network’s source code.

However, because bitcoin has no central authority, the release of updates to the Bitcoin Network’s source code by the core developers does not guarantee that the updates will be automatically adopted by the other purchasers. Users and miners must accept any changes made to the source code by downloading the proposed modification and that modification is effective only with respect to those bitcoin users and miners who choose to download it. As a practical matter, a modification to the source code becomes part of the Bitcoin Network only if it is accepted by participants that collectively have a majority of the processing power on the Bitcoin Network. If a modification is accepted by only a percentage of users and miners, a division will occur such that one network will run the pre-modification source code and the other network will run the modified source code. Such a division is known as a “fork.”

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

In determining the value of the Futures Contracts for each Fund, the Administrator uses the closing price on the exchange on which the commodity or cryptocurrency is traded, commonly referred to as the settlement price. The time of settlement for each exchange is determined by that exchange and may change from time to time. The current settlement time for each exchange can be found at the respective website for the CBOT, CME, or ICE, as the case may be, as follows:

1) for the CBOT (CORN, SOYB and WEAT) http://www.cmegroup.com/trading_hours/commodities-hours.html;

2) for ICE (CANE) http://www.theice.com/productguide/Search.shtml?tradingHours=.

3) for the CME (DEFI) https://www.cmegroup.com/trading-hours.html

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

In addition, in order to provide updated information relating to the Funds for use by investors and market professionals, ICE Data Indices, LLC calculates and disseminates throughout the trading day an updated indicative fund value for each Fund. The indicative fund value is calculated by using the prior day’s closing NAV per share of the Fund as a base and updating that value throughout the trading day to reflect changes in the value of the Fund’s Commodity or Cryptocurrency Interests during the trading day. Changes in the value of short-term Treasury Securities and cash equivalents will not be included in the calculation of indicative value throughout the day. For this and other reasons, the indicative fund value disseminated during NYSE Arca trading hours should not be viewed as an actual real time update of the NAV for each Fund. The NAV is calculated only once at the end of each trading day.

The indicative fund value is disseminated on a per Share basis every 15 seconds during regular NYSE Arca trading hours of 9:30 a.m., (ET), to 4:00 p.m., (ET). The CBOT, CME, and ICE are generally open for trading only during specified hours which vary by exchange and may be adjusted by the exchange. However, the futures markets on these exchanges do not currently operate twenty-four hours per day. In addition, there may be some trading hours which may be limited to electronic trading only. This means that there is a gap in time at the beginning and the end of each day during which the Fund’s Shares are traded on the NYSE Arca, when, for example, real-time CBOT trading prices for Corn Futures Contracts traded on such Exchange are not available. As a result, during those gaps there will be no update to the indicative fund values. The most current trading hours for each exchange may be found on the website of that exchange as listed above.

ICE Data Indices, LLC disseminates the intraday indicative value (also referred to in this report as "approximate net asset value") of the Fund's Shares through the facilities of Consolidated Tape Association's Consolidated Quotation High Speed Lines (also known as the "CTA/QC High Speed Lines"). ICE Data Indices, LLC will make the Benchmark information available through online information services, such as Yahoo Finance, Bloomberg and Reuters.

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

2.

The Sponsor has determined that the valuation of commodity or cryptocurrency interests that are not traded on a U.S. or internationally recognized futures exchange (such as swaps and other over the counter contracts) involves a critical accounting policy. The values which are used by the Funds for futures contracts will be provided by the broker who will use market prices when available, while over the counter contracts will be valued based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date. Values will be determined on a daily basis.

3.

Commodity or cryptocurrency futures contracts held by the Funds are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized appreciation or depreciation on commodity or cryptocurrency futures contracts are reflected in the statement of operations as the difference between the original contract amount and the fair market value as of the last business day of the year or as of the last date of the financial statements. Changes in the appreciation or depreciation between periods are reflected in the statement of operations. Interest on cash equivalents and deposits are recognized on the accrual basis. The Funds earn interest on funds held at the custodian or other financial institutions at prevailing market rates for such investments.

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

The Funds and the Trust record their derivative activities at fair value. Gains and losses from derivative contracts are included in the statement of operations. Derivative contracts include futures contracts related to commodity or cryptocurrency prices. Futures, which are listed on a national securities exchange, such as the CBOT, ICE, or CME, or reported on another national market, are generally categorized in Level 1 of the fair value hierarchy. OTC derivatives contracts (such as forward and swap contracts) which may be valued using models, depending on whether significant inputs are observable or unobservable, are categorized in Levels 2 or 3 of the fair value hierarchy.

6.	The Funds recognize brokerage commissions on a full trade basis.

39

7.

Margin is the minimum amount of funds that must be deposited by a commodity or cryptocurrency interest trader with the trader’s broker to initiate and maintain an open position in futures contracts. A margin deposit acts to assure the trader’s performance of the futures contracts purchased or sold. Futures contracts are customarily bought and sold on initial margin that represents a very small percentage of the aggregate purchase or sales price of the contract. Because of such low margin requirements, price fluctuations occurring in the futures markets may create profits and losses that, in relation to the amount invested, are greater than customary in other forms of investment or speculation. As discussed below, adverse price changes in the futures contract may result in margin requirements that greatly exceed the initial margin. In addition, the amount of margin required in connection with a particular futures contract may be modified from time to time by the exchange during the term of the contract. Brokerage firms, such as the Funds’ clearing brokers, carrying accounts for traders in commodity or cryptocurrency interest contracts generally require higher amounts of margin as a matter of policy to further protect themselves. Over the counter trading generally involves the extension of credit between counterparties, so the counterparties may agree to require the posting of collateral by one or both parties to address credit exposure.

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

CORN, SOYB, CANE, WEAT, and TAGS pays for all brokerage fees, taxes, and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, FINRA, formally the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays its portion of the fees and expenses for services directly attributable to the Fund such as accounting, financial reporting, regulatory compliance, and trading activities, which the Sponsor elected not to outsource. Certain aggregate expenses common to all Teucrium Funds within the Trust are allocated by the Sponsor to the respective Funds based on activity drivers deemed most appropriate by the Sponsor for such expenses, including but not limited to relative assets under management and creation order activity. These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Teucrium Funds, which are primarily the cost of performing certain accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Fund and are included, primarily, in distribution and marketing fees. In addition, the Agricultural Funds, except for TAGS which has no such fee, are contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum.

DEFI is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 0.94% per annum. From the Management Fee, the Sponsor pays all of the routine operational, administrative and other ordinary expenses of each Fund, generally as determined by the Sponsor, including but not limited to, fees and expenses of the Administrator, Custodian, Distributor, Transfer Agent, licensors, accounting and audit fees and expenses, tax preparation expenses, legal fees, ongoing SEC registration fees, individual Schedule K-1 preparation and mailing fees, and report preparation and mailing expenses. These fees and expenses are not included in the breakeven table because they are paid for by the Sponsor through the proceeds from the Management Fee. The Fund pays all of its non-recurring and unusual fees and expenses, if any, as determined by the Sponsor. Non-recurring and unusual fees and expenses are unexpected or unusual in nature, such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses. Extraordinary fees and expenses also include material expenses which are not currently anticipated obligations of the Fund. Routine operational, administrative and other ordinary expenses are not deemed extraordinary expenses.

40

10.

The investment objective of TAGS is to have the daily changes in percentage terms of the Net Asset Value (“NAV”) of its common units (“Shares”) reflect the daily changes in percentage terms of a weighted average (the “Underlying Fund Average”) of the NAVs per share of four other commodity pools that are series of the Trust and are sponsored by the Sponsor: the Teucrium Corn Fund, the Teucrium Wheat Fund, the Teucrium Soybean Fund and the Teucrium Sugar Fund (collectively, the “Underlying Funds”). The Underlying Fund Average will have a weighting of 25% to each Underlying Fund, and the Fund’s assets will be rebalanced, generally on a daily basis, to maintain the approximate 25% allocation to each Underlying Fund. As such, TAGS will buy, sell, and hold as part of its normal operations shares of the four Underlying Funds. The Trust excludes the shares of the other series of the Trust owned by the Teucrium Agricultural Fund from its statements of assets and liabilities. The Trust excludes the net change in unrealized appreciation or depreciation on securities owned by the Teucrium Agricultural Fund from its statements of operations. Upon the sale of the Underlying Funds by the Teucrium Agricultural Fund, the Trust includes any realized gain or loss in its statements of operations.

11.

For U.S. federal income tax purposes, the Funds will be treated as partnerships. Therefore, the Funds do not record a provision for income taxes because the partners report their share of a Fund’s income or loss on their income tax returns. The financial statements reflect the Funds’ transactions without adjustment, if any, required for income tax purposes.

12.

For commercial paper, the Agricultural Commodity Funds use the effective interest method for calculating the actual interest rate in a period based on the amount of a financial instrument’s book value at the beginning of the accounting period. Accretion on these investments is recognized using the effective interest method in U.S. dollars and recognized in cash equivalents. All discounts on purchase prices of debt securities are accreted over the life of the respective security.

Credit Risk

When any of the Funds enter into Commodity or Cryptocurrency Interests, it will be exposed to the credit risk that the counterparty will not be able to meet its obligations. For purposes of credit risk, the counterparty for the Futures Contracts traded on the CBOT, ICE, and CME is the clearinghouse associated with those exchanges. In general, clearinghouses are backed by their members who may be required to share in the financial burden resulting from the nonperformance of one of their members, which should significantly reduce credit risk. Some foreign exchanges are not backed by their clearinghouse members but may be backed by a consortium of banks or other financial institutions. Unlike in the case of exchange traded futures contracts, the counterparty to an over-the-counter Commodity Interest contract is generally a single bank or other financial institution. As a result, there will be greater counterparty credit risk in over-the-counter transactions. There can be no assurance that any counterparty, clearinghouse, or their financial backers will satisfy their obligations to any of the Funds.

The Commodity Funds may engage in off exchange transactions broadly called an “exchange for risk” transaction, also referred to as an “exchange for swap.” For purposes of the Dodd-Frank Act and related CFTC rules, an “exchange for risk” transaction is treated as a “swap.” An “exchange for risk” transaction, sometimes referred to as an “exchange for swap” or “exchange of futures for risk,” is a privately negotiated and simultaneous exchange of a futures contract position for a swap or other over the counter instrument on the corresponding commodity. An exchange for risk transaction can be used by the Commodity Funds as a technique to avoid taking physical delivery of a commodity futures contract, corn for example, in that a counterparty will take the Fund’s position in a Corn Futures Contract into its own account in exchange for a swap that does not by its terms call for physical delivery. The Funds will become subject to the credit risk of a counterparty when it acquires an over-the-counter position in an exchange for risk transaction. The Fund may use an “exchange for risk” transaction in connection with the creation and redemption of shares. These transactions must be carried out only in accordance with the rules of the applicable exchange where the futures contracts trade.

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

E D & F Man Capital Markets Inc. (“E D & F Man”), StoneX Financial Inc. - FCM Division of INTL FCStone Financial Inc. (‘StoneX”) and Phillip Capital Inc. (“Phillip Capital”) are the Funds’ FCMs and the clearing brokers to execute and clear the Funds’ futures and provide other brokerage-related services. There are accounts for CORN, SOYB, CANE, and WEAT at E D & F Man; there are accounts for CORN, SOYB, CANE, WEAT, TILL, and DEFI at StoneX; and there is an account for DEFI at Phillip Capital.

The Commodity Funds, other than TAGS, will generally retain cash positions of approximately 95% of total net assets and DEFI will retain approximately 70%; this balance represents the total net assets less the initial margin requirements held by the FCM. These cash assets are either: 1) deposited by the Sponsor in demand deposit accounts of financial institutions which are deemed by the Sponsor to be of investment level quality, 2) held in a money-market fund which is deemed to be a cash equivalent under the most recent SEC definition, or 3) held in a cash equivalent with a maturity of 90 days or less that is deemed by the Sponsor to be of investment level quality.

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

The Funds generate cash primarily from (i) the sale of Creation Baskets and (ii) interest earned on cash and cash equivalents. Generally, all of the net assets of the Funds are allocated to trading in Commodity or Cryptocurrency Interests. Most of the assets of the Funds are held in cash and/or cash equivalents. The percentage that such assets bear to the total net assets will vary from period to period as the market values of the Commodity or Cryptocurrency Interests change. Interest earned on interest-bearing assets of a Fund are paid to that Fund. During times of extreme market volatility and economic uncertainty, the Funds may experience a significant change in interest rates, and as such the Funds may experience a change in the breakeven point.

The investments of a Fund in Commodity or Cryptocurrency Interests are subject to periods of illiquidity because of market conditions, regulatory considerations, and other reasons. For example, U.S. futures exchanges limit the fluctuations in the prices of certain Futures Contracts during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of such a Futures Contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the limit. Such market conditions could prevent the Fund from promptly liquidating a position in Futures Contracts.

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

Market Risk

Trading in Commodity or Cryptocurrency Interests such as Futures Contracts will involve the Funds entering into contractual commitments to purchase or sell specific amounts of commodities or cryptocurrencies at a specified date in the future. The gross or face amount of the contracts is expected to significantly exceed the future cash requirements of each Fund as each Fund intends to close out any open positions prior to the contractual expiration date. As a result, each Fund’s market risk is the risk of loss arising from the decline in value of the contracts, not from the need to make delivery under the contracts. The Funds consider the “fair value” of derivative instruments to be the unrealized gain or loss on the contracts. The market risk associated with the commitment by the Funds to purchase a specific commodity or cryptocurrency will be limited to the aggregate face amount of the contacts held.

The exposure of the Funds to market risk will depend on a number of factors including the markets for the specific commodity or cryptocurrency, the volatility of interest rates and foreign exchange rates, the liquidity of the Commodity or Cryptocurrency Specific Interests markets and the relationships among the contracts held by each Fund.

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

The CFTC possesses exclusive jurisdiction to regulate the activities of commodity pool operators and commodity trading advisors with respect to “commodity interests,” such as futures, swaps, and options, and has adopted regulations with respect to the activities of those persons and/or entities. Under the Commodity Exchange Act (“CEA”), a registered commodity pool operator, such as the Sponsor, is required to make annual filings with the CFTC and the NFA describing its organization, capital structure, management and controlling persons. In addition, the CEA authorizes the CFTC to require and review books and records of, and documents prepared by, registered commodity pool operators. Pursuant to this authority, the CFTC requires commodity pool operators to keep accurate, current, and orderly records for each pool that they operate. The CFTC may suspend the registration of a commodity pool operator (1) if the CFTC finds that the operator’s trading practices tend to disrupt orderly market conditions, (2) if any controlling person of the operator is subject to an order of the CFTC denying such person trading privileges on any exchange, and (3) in certain other circumstances. Suspension, restriction, or termination of the Sponsor’s registration as a commodity pool operator would prevent it, until that registration was to be reinstated, from managing the Fund, and might result in the termination of the Fund if a successor sponsor is not elected pursuant to the Trust Agreement. Neither the Trust nor the Fund is required to be registered with the CFTC in any capacity.

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

Position Limits, Aggregation Limits, Accountability Levels, Price Fluctuation Limits

The CFTC and US futures exchanges impose limits on the maximum net long or net short speculative positions that any person may hold or control in any particular futures or options contracts traded on US futures exchanges. For example, the CFTC currently imposes speculative position limits on a number of commodities (e.g., corn, oats, wheat, soybeans, and cotton) and US futures exchanges currently impose speculative position limits on many other commodities. A Fund could be required to liquidate positions it holds in order to comply with position limits or may not be able to fully implement trading instructions generated by its trading models, in order to comply with position limits. Any such liquidation or limited implementation could result in substantial costs to a Fund. Limits are generally applied on an aggregate basis to positions held in accounts that are subject to 10% or greater common ownership or control. In December 2016, the CFTC adopted rule amendments that provide exemptions from the general requirement to aggregate all positions that are held pursuant to 10% or greater common ownership or control.

The Dodd-Frank Act significantly expanded the CFTC’s authority to impose position limits with respect to futures contracts and options on futures contracts, swaps that are economically equivalent to futures or options on futures, and swaps that are traded on a regulated exchange and certain swaps that perform a significant price discovery function.

In October 2020, the CFTC adopted new speculative position limits with respect to futures and options on futures on many physical commodities, including energy, metals and agricultural commodities (the “core referenced futures contracts“), and on economically equivalent swaps. The CFTC’s new position limits rules include an exemption from limits for bona fide hedging transactions or positions. A bona fide hedging transaction or position may exceed the applicable federal position limits if the transaction or position: (1) represents a substitute for transactions or positions made or to be made at a later time in a physical marketing channel; (2) is economically appropriate to the reduction of price risks in the conduct and management of a commercial enterprise; and (3) arises from the potential change in value of (A) assets which a person owns, produces, manufactures, processes or merchandises, or anticipates owning, producing, manufacturing, processing or merchandising; (B) liabilities which a person owes or anticipates incurring; or (C) services that a person provides or purchases, or anticipates providing or purchasing. The CFTC’s new position rules set forth a list of enumerated bona fide hedges for which a market participant is not required to request prior approval from the CFTC in order to hold a bona fide hedge position above the federal position limit. However, a market participant holding an enumerated bona fide hedge position still would need to request an exemption from the relevant exchange for exchange-set limits. For non-enumerated bona fide hedge positions, a market participant may request CFTC approval which must be granted prior to exceeding the applicable federal position limit, except where there is a demonstrated sudden or unforeseen increase in bona fide hedging needs (in which case the application must be submitted within five business days after the market participant exceeds the applicable limit). The compliance dates for the CFTC’s new federal speculative position limits are January 1, 2022 for the core referenced futures contracts and January 1, 2023 for economically equivalent swaps.

Position Aggregation. In general, a market participant is required by CFTC or exchange rules, as applicable, to aggregate all positions in accounts as to which the market participant has 10% or greater ownership or control. CFTC and exchange rules, as applicable, provide exemptions from this requirement. For example, a market participant is not required to aggregate positions in multiple accounts that it owns or controls if that market participant is able to satisfy the requirements of an exemption from aggregation of those accounts, including, where available, the independent account controller exemption. Failure to comply with the independent account controller exemption or another exemption from the aggregation requirement could obligate the Sponsor to aggregate positions in multiple accounts under its control, which could include the Fund and other commodity pools or accounts under the Sponsor’s control. In such a scenario, a Fund may not be able to obtain exposure to one or more contracts necessary to pursue its investment objective, or it may be required to liquidate existing contract positions in order to comply with a limit. Such an outcome could adversely affect a Fund’s ability to pursue its investment objective or achieve favorable performance. The CFTC amended its position aggregation rules in December 2016. The CFTC staff subsequently issued time-limited no-action relief from compliance with certain requirements under the amended aggregation rules, including the general requirement to aggregate positions in the same commodity futures contracts traded pursuant to substantially identical trading strategies. This no-action relief expires on August 12, 2025.

Accountability Levels. Exchanges may establish accountability levels applicable to a futures contract instead of position limits, provided that the futures contract is not subject to federal position limits. An exchange may order a person who holds or controls a position in excess of a position accountability level not to further increase its position, to comply with any prospective limit that exceeds the size of the position owned or controlled, or to reduce any open position that exceeds the position accountability level if the exchange determines that such action is necessary to maintain an orderly market. Position accountability levels could adversely affect a Fund’s ability to establish and maintain positions in commodity futures contracts to which such levels apply, if a Fund were to trade in such contracts. Such an outcome could adversely affect a Fund’s ability to pursue its investment objective.

Daily Limits. U.S. futures exchanges and some foreign exchanges have regulations that limit the amount of fluctuation in futures contract prices that may occur during a single business day. These limits are generally referred to as “daily price fluctuation limits” or “daily limits,” and the maximum or minimum price of a contract on any given day as a result of these limits is referred to as a “limit price.” Once a limit price has been reached in a particular contract, it is usually the case that no trades may be made at a different price than specified in the limit. The duration of limit prices generally varies. Limit prices may have the effect of precluding a Fund from trading in a particular contract or requiring the Fund to liquidate contracts at disadvantageous times or prices. Either of those outcomes could adversely affect a Fund’s ability to pursue its investment objective.

Potential Effects of Positions Limits, Aggregation Limits, Accountability Levels, and Price Fluctuation Limits. The Funds are currently subject to position limits and may be subject to new and more restrictive position limits in the future. If a Fund reached a position limit or accountability level or became subject to a daily limit, its ability to issue new creation units or reinvest income in additional commodity futures contracts may be limited to the extent these restrictions limit its ability to establish new futures positions, add to existing positions, or otherwise transact in futures. Limiting the size of a Fund, or restricting a Fund’s futures trading, under these requirements could adversely affect a Fund’s ability to pursue its investment objective.

Off Balance Sheet Financing

As of September 30, 2022, neither the Trust nor any of the Funds has any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Funds. While the exposure of each Fund under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial positions of each Fund.

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

Contractual Obligations

The primary contractual obligations of each Fund will be with the Sponsor and certain other service providers. Except for TAGS, which has no management fee, the Sponsor, in return for its services, will be entitled to a management fee calculated as a fixed percentage of each Agricultural Fund’s NAV, currently 1.00% of its average net assets. DEFI is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 0.94% per annum.

CORN, CANE, SOYB, WEAT and TAGS will also be responsible for all ongoing fees, costs and expenses of its operation, including (i) brokerage and other fees and commissions incurred in connection with the trading activities of the Fund; (ii) expenses incurred in connection with registering additional Shares of the Fund or offering Shares of the Fund; (iii) the routine expenses associated with the preparation and, if required, the printing and mailing of monthly, quarterly, annual and other reports required by applicable U.S. federal and state regulatory authorities, Trust meetings and preparing, printing and mailing proxy statements to Shareholders; (iv) the payment of any distributions related to redemption of Shares; (v) payment for routine services of the Trustee, legal counsel and independent accountants; (vi) payment for routine accounting, bookkeeping, compliance, distribution and solicitation-related services, custodial and transfer agency services, whether performed by an outside service provider or by affiliates of the Sponsor; (vii) postage and insurance; (viii) costs and expenses associated with client relations and services; (ix) costs of preparation of all federal, state, local and foreign tax returns and any taxes payable on the income, assets or operations of the Fund; and (xi) extraordinary expenses (including, but not limited to, legal claims and liabilities and litigation costs and any indemnification related thereto).

The Management Fee for DEFI is paid in consideration of the Sponsor’s services related to the management of the Fund’s business and affairs, including the provision of commodity futures trading advisory services. DEFI pays all of its respective brokerage commissions, including applicable exchange fees, NFA fees and give-up fees, and other transaction related fees and expenses charged in connection with trading activities for the Fund’s investments in CFTC regulated investments. DEFI bears other transaction costs related to the FCM capital requirements on a monthly basis. The Sponsor pays all of the routine operational, administrative and other ordinary expenses of the Fund, generally as determined by the Sponsor, including but not limited to, fees and expenses of the Administrator, Custodian, Distributor, Transfer Agent, licensors, accounting and audit fees and expenses, tax preparation expenses, legal fees, ongoing SEC registration fees, individual Schedule K-1 preparation and mailing fees, and report preparation and mailing expenses. DEFI pays all of its non-recurring and unusual fees and expenses, if any, as determined by the Sponsor. Non-recurring and unusual fees and expenses are unexpected or unusual in nature, such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses. Extraordinary fees and expenses also include material expenses which are not currently anticipated obligations of the Fund. Routine operational, administrative and other ordinary expenses are not deemed extraordinary expenses.

Toroso Investments, LLC (“Toroso”), Tidal ETF Services LLC (“Tidal”) and Victory Capital Management Inc. (“Victory Capital”), Hashdex Asset Management Ltd. (“Hashdex”) and the Sponsor (the “Parties”) have entered into an agreement (the “Support Agreement”) that sets forth certain terms and conditions applicable to the launch, marketing, promotion, development, and ongoing operation of DEFI, as well the respective rights in profits and obligations for expenses.

The primary responsibilities and rights of each Party with respect to the Fund are described below:

•	The Support Agreement provides that Hashdex will provide to the other Parties research and analysis regarding bitcoin and bitcoin markets for use in the operation and marketing of the Fund. Subject to mutual agreement of the Parties, Victory Capital will provide sub-advisory and sales support services for the Fund.

•	The Sponsor, Toroso, Hashdex and Victory Capital are responsible for paying for all listing, legal, and regulatory costs and expenses incurred in connection with the regulatory process related to the launch of the Fund, including drafting the Fund’s registration statement, exchange listing fees, and other regulatory or service provider fees, as determined in the Support Agreement (“Start-Up Costs”). The Fund will not be responsible for the Start-Up Costs. Each Party is responsible for its own internal expenses.

•	The Sponsor will receive a sponsor fee, administrative fee and trading fee, which are paid out of the proceeds from the Management Fee of the Fund (if sufficient) and/or from Toroso and Hashdex/Victory Capital (if insufficient). After an additional deduction of operational costs from the Management Fee, the resulting profits or losses will be shared equally among Toroso, on the one hand, and Hashdex and Victory Capital, on the other.

While the Sponsor paid the initial registration fees to the SEC, FINRA and any other regulatory agency in connection with the offer and sale of the Shares offered through each Agricultural Fund prospectus, the legal, printing, accounting and other expenses associated with such registrations, and the initial fee of approximately $5,000 for listing the Shares on the NYSE Arca, each Fund will be responsible for any registration fees and related expenses incurred in connection with any future offer and sale of Shares of the Fund.

Any general expenses of the Trust will be allocated among the Funds and any other series of the Trust as determined by the Sponsor or in the Support Agreement described in the DEFI prospectus, in its sole and absolute discretion. The Trust is also responsible for extraordinary expenses, including, but not limited to, legal claims and liabilities and litigation costs and any indemnification related thereto. The Trust and/or the Sponsor may be required to indemnify the Trustee, Distributor or Administrator under certain circumstances.

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

Benchmark Performance

Investing in Commodity or Cryptocurrency Interests subjects the Funds to the risks of the underlying commodity or cryptocurrency market, and this could result in substantial fluctuations in the price of each Fund’s Shares. Unlike mutual funds, the Funds currently are not expected to distribute dividends to Shareholders. Although this could change if interest rates continue to rise, and the assets of the Funds increase. Investors may choose to use the Funds as a means of investing indirectly in the underlying commodity or cryptocurrency, and there are risks involved in such investments. Investors may choose to use the Funds as vehicles to hedge against the risk of loss, and there are risks involved in hedging activities.

During the period from January 1, 2022 through September 30, 2022 the average daily change in the NAV of each Fund was within plus/minus 10 percent of the average daily change in the Benchmark of each Fund, as stated in the applicable prospectus for each Fund.

Frequency Distribution of Premiums and Discounts: NAV versus the 4pm Bid/Ask Midpoint on the NYSE Arca.

CORN Bid / Ask Midpoint in Relation to NAV
Premium / Discount Range	Number of Trading Days in the Quarter
(Basis Points)	10/01 to 12/31/2021	1/01 to 3/31/2022	4/01 to 6/30/2022	7/01 to 9/30/2022
-200	0	0	0	0
-100 to -199	0	0	0	0
-50 to -99	0	1	0	0
-1 to -49	43	28	37	40
0	1	2	2	2
1 to 49	20	29	23	22
50 to 99	0	2	0	0
100 to 199	0	0	0	0
>200	0	0	0	0
Total	64	62	62	64

The performance data above for the Teucrium Corn Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

SOYB Bid / Ask Midpoint in Relation to NAV
Premium / Discount Range	Number of Trading Days in the Quarter
(Basis Points)	10/01 to 12/31/2021	1/01 to 3/31/2022	4/01 to 6/30/2022	7/01 to 9/30/2022
-200	0	0	0	0
-100 to -199	0	0	0	0
-50 to -99	0	0	0	0
-1 to -49	27	26	27	31
0	9	5	12	8
1 to 49	28	27	23	25
50 to 99	0	3	0	0
100 to 199	0	1	0	0
>200	0	0	0	0
Total	64	62	62	64

The performance data above for the Teucrium Soybean Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

CANE Bid / Ask Midpoint in Relation to NAV
Premium / Discount Range	Number of Trading Days in the Quarter
(Basis Points)	10/01 to 12/31/2021	1/01 to 3/31/2022	4/01 to 6/30/2022	7/01 to 9/30/2022
-200	0	0	0	0
-100 to -199	0	0	0	0
-50 to -99	3	2	2	1
-1 to -49	31	41	23	33
0	0	1	1	3
1 to 49	29	18	29	24
50 to 99	1	2	7	1
100 to 199	0	0	0	0
>200	0	0	0	0
Total	64	64	62	62

The performance data above for the Teucrium Sugar Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

WEAT Bid / Ask Midpoint in Relation to NAV
Premium / Discount Range	Number of Trading Days in the Quarter
(Basis Points)	10/01 to 12/31/2021	1/01 to 3/31/2022	4/01 to 6/30/2022	7/01 to 9/30/2022
-200	0	0	0	0
-100 to -199	0	0	0	1
-50 to -99	2	0	4	6
-1 to -49	43	30	28	21
0	1	1	0	1
1 to 49	18	32	21	29
50 to 99	0	1	4	3
100 to 199	0	0	2	0
>200	0	0	3	1
Total	64	64	62	62

The performance data above for the Teucrium Wheat Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

TAGS Bid / Ask Midpoint in Relation to NAV
Premium / Discount Range	Number of Trading Days in the Quarter
(Basis Points)	10/01 to 12/31/2021	1/01 to 3/31/2022	4/01 to 6/30/2022	7/01 to 9/30/2022
-200	0	0	0	0
-100 to -199	0	0	0	0
-50 to -99	3	0	0	0
-1 to -49	39	25	18	22
0	3	2	4	1
1 to 49	19	33	33	39
50 to 99	0	3	3	0
100 to 199	0	1	2	0
>200	0	0	2	0
Total	64	64	62	62

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

DEFI Bid / Ask Midpoint in Relation to NAV
Premium / Discount Range	Number of Trading Days in the Quarter
(Basis Points)	N/A	N/A	N/A	9/16 to 9/30/2022
-200				0
-100 to -199				0
-50 to -99				0
-1 to -49				3
0				3
1 to 49				5
50 to 99				0
100 to 199				0
>200				0
Total	0	0	0	11

The performance data above for the Hashdex Bitcoin Futures ETF represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

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

Trading in Commodity and Cryptocurrency Interests such as Futures Contracts will involve the Funds entering into contractual commitments to purchase or sell specific amounts of commodities or cryptocurrencies at a specified date in the future. The gross or face amount of the contracts is expected to significantly exceed the future cash requirements of each Fund as each Fund intends to close out any open positions prior to the contractual expiration date. As a result, each Fund’s market risk is the risk of loss arising from the decline in value of the contracts, not from the need to make delivery under the contracts. The Funds consider the “fair value” of derivative instruments to be the unrealized gain or loss on the contracts. The market risk associated with the commitment by the Funds to purchase a specific commodity or cryptocurrency will be limited to the aggregate face amount of the contacts held.

The exposure of the Funds to market risk will depend primarily on the market price of the specific commodities or cryptocurrency held by the Fund. The market price of the commodities or cryptocurrency depends in part on the volatility of interest rates and foreign exchange rates and the liquidity of the commodity or cryptocurrency specific markets. TAGS is subject to the risks of the commodity specific futures contracts of the Underlying Funds as the fair value of its holdings is based on the NAV of each of the Underlying Funds, each of which is directly impacted by the factors discussed above.

The tables below present a quantitative analysis of hypothetical impact of price decreases and increases in each of the commodity or cryptocurrency futures contracts held by each of the Funds, or the Underlying Funds in the case of TAGS, on the actual holdings and NAV per share as of September 30, 2022. For purposes of this analysis, all futures contracts held by the Funds and the Underlying Funds are assumed to change by the same percentage. In addition, the cash held by the Funds and any management fees paid to the Sponsor are assumed to remain constant and not impact the NAV per share. There may be very slight and immaterial differences, due to rounding, in the tables presented below.

CORN:

	September 30, 2022 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of September 30, 2022	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Corn Futures MAR23	2,207	$6.8400	$7,54,79,400	$6,79,31,460	$6,41,57,490	$6,03,83,520	$8,30,27,340	$8,68,01,310	$9,05,75,280
CBOT Corn Futures MAY23	1,889	$6.8450	$6,46,51,025	$5,81,85,923	$5,49,53,371	$5,17,20,820	$7,11,16,128	$7,43,48,679	$7,75,81,230
CBOT Corn Futures DEC23	2,426	$6.1675	$7,48,11,775	$6,73,30,598	$6,35,90,009	$5,98,49,420	$8,22,92,953	$8,60,33,541	$8,97,74,130
Total CBOT Corn Futures			$21,49,42,200	$19,34,47,981	$18,27,00,870	$17,19,53,760	$23,64,36,421	$24,71,83,530	$25,79,30,640

Shares outstanding			79,50,004	79,50,004	79,50,004	79,50,004	79,50,004	79,50,004	79,50,004

Net Asset Value per Share attributable directly to CBOT Corn Futures			$27.04	$24.33	$22.98	$21.63	$29.74	$31.09	$32.44
Total Net Asset Value per Share as reported			$27.04
Change in the Net Asset Value per Share				$(2.70)	$(4.06)	$(5.41)	$2.70	$4.06	$5.41

Percent Change in the Net Asset Value per Share				-10.00%	-15.00%	-20.00%	10.00%	15.00%	20.00%

SOYB:

	September 30, 2022 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of September 30, 2022	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Soybean Futures JAN23	339	$13.7550	$2,33,14,725	$2,09,83,253	$1,98,17,516	$1,86,51,780	$2,56,46,198	$2,68,11,934	$2,79,77,670
CBOT Soybean Futures MAR23	290	$13.8325	$2,00,57,125	$1,80,51,413	$1,70,48,556	$1,60,45,700	$2,20,62,838	$2,30,65,694	$2,40,68,550
CBOT Soybean Futures NOV23	356	$13.4100	$2,38,69,800	$2,14,82,820	$2,02,89,330	$1,90,95,840	$2,62,56,780	$2,74,50,270	$2,86,43,760
Total CBOT Soybean Futures			$6,72,41,650	$6,05,17,486	$5,71,55,402	$5,37,93,320	$7,39,65,816	$7,73,27,898	$8,06,89,980

Shares outstanding			25,75,004	25,75,004	25,75,004	25,75,004	25,75,004	25,75,004	25,75,004

Net Asset Value per Share attributable directly to CBOT Soybean Futures			$26.11	$23.50	$22.20	$20.89	$28.72	$30.03	$31.34
Total Net Asset Value per Share as reported			$26.11
Change in the Net Asset Value per Share				$(2.61)	$(3.92)	$(5.22)	$2.61	$3.92	$5.22

Percent Change in the Net Asset Value per Share				-10.00%	-15.00%	-20.00%	10.00%	15.00%	20.00%

CANE:

	September 30, 2022 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of September 30, 2022	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
ICE #11 Sugar Futures MAY23	471	$0.1694	$89,36,189	$80,42,570	$75,95,760	$71,48,951	$98,29,808	$1,02,76,617	$1,07,23,427
ICE #11 Sugar Futures JUL23	414	$0.1654	$76,69,267	$69,02,340	$65,18,877	$61,35,414	$84,36,194	$88,19,657	$92,03,121
ICE #11 Sugar Futures MAR24	475	$0.1681	$89,42,920	$80,48,628	$76,01,482	$71,54,336	$98,37,212	$1,02,84,358	$1,07,31,504
Total ICE #11 Sugar Futures			$2,55,48,376	$2,29,93,538	$2,17,16,119	$2,04,38,701	$2,81,03,214	$2,93,80,632	$3,06,58,052

Shares outstanding			29,25,004	29,25,004	29,25,004	29,25,004	29,25,004	29,25,004	29,25,004

Net Asset Value per Share attributable directly to ICE #11 Sugar Futures			$8.73	$7.86	$7.42	$6.99	$9.61	$10.04	$10.48
Total Net Asset Value per Share as reported			$8.73
Change in the Net Asset Value per Share				$(0.87)	$(1.31)	$(1.75)	$0.87	$1.31	$1.75

Percent Change in the Net Asset Value per Share				-10.01%	-15.01%	-20.01%	10.01%	15.01%	20.01%

WEAT:

	September 30, 2022 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of September 30, 2022	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Wheat Futures MAR23	2,854	$9.3200	$13,29,96,400	$11,96,96,760	$11,30,46,940	$10,63,97,120	$14,62,96,040	$15,29,45,860	$15,95,95,680
CBOT Wheat Futures MAY23	2,430	$9.3675	$11,38,15,125	$10,24,33,613	$9,67,42,856	$9,10,52,100	$12,51,96,638	$13,08,87,394	$13,65,78,150
CBOT Wheat Futures DEC23	2,899	$9.0500	$13,11,79,750	$11,80,61,775	$11,15,02,788	$10,49,43,800	$14,42,97,725	$15,08,56,713	$15,74,15,700
Total CBOT Wheat Futures			$37,79,91,275	$34,01,92,148	$32,12,92,584	$30,23,93,020	$41,57,90,403	$43,46,89,967	$45,35,89,530

Shares outstanding			4,12,50,004	4,12,50,004	4,12,50,004	4,12,50,004	4,12,50,004	4,12,50,004	4,12,50,004

Net Asset Value per Share attributable directly to CBOT Wheat Futures			$9.16	$8.25	$7.79	$7.33	$10.08	$10.54	$11.00
Total Net Asset Value per Share as reported			$9.16
Change in the Net Asset Value per Share				$(0.92)	$(1.37)	$(1.83)	$0.92	$1.37	$1.83

Percent Change in the Net Asset Value per Share				-10.00%	-15.00%	-20.00%	10.00%	15.00%	20.00%

TAGS:

	September 30, 2022 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of September 30, 2022	Number of Shares Held	Closing NAV	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value
Teucrium Corn Fund	4,29,192	$27.0405	$1,16,05,566	$1,04,45,009	$98,64,731	$92,84,453	$1,27,66,123	$1,33,46,401	$1,39,26,679
Teucrium Soybean Fund	4,27,314	$26.1141	$1,11,58,920	$1,00,43,028	$94,85,082	$89,27,136	$1,22,74,812	$1,28,32,758	$1,33,90,704
Teucrium Sugar Fund	13,27,598	$8.7299	$1,15,89,798	$1,04,30,818	$98,51,328	$92,71,838	$1,27,48,778	$1,33,28,268	$1,39,07,758
Teucrium Wheat Fund	12,94,496	$9.1634	$1,18,61,985	$1,06,75,787	$1,00,82,687	$94,89,588	$1,30,48,184	$1,36,41,283	$1,42,34,382
Total value of shares of the Underlying Funds			$4,62,16,269	$4,15,94,642	$3,92,83,828	$3,69,73,015	$5,08,37,897	$5,31,48,710	$5,54,59,523

Shares outstanding			14,87,502	14,87,502	14,87,502	14,87,502	14,87,502	14,87,502	14,87,502

Net Asset Value per Share attributable directly to shares of the Underlying Funds			$31.07	$27.96	$26.41	$24.86	$34.18	$35.73	$37.28
Total Net Asset Value per Share as reported			$31.07
Change in the Net Asset Value per Share				$(3.11)	$(4.66)	$(6.21)	$3.11	$4.66	$6.21

Percent Change in the Net Asset Value per Share				-10.00%	-15.00%	-20.00%	10.00%	15.00%	20.00%

DEFI:

	September 30, 2022 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of September 30, 2022	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CME Bitcoin Futures Oct22	6	$194.2500	$5,82,750	$5,24,475	$4,95,338	$4,66,200	$6,41,025	$6,70,163	$6,99,300
CME Bitcoin Futures Nov22	6	$194.3500	$5,83,050	$5,24,745	$4,95,593	$4,66,440	$6,41,355	$6,70,508	$6,99,660
Total CME Bitcoin Futures			$11,65,800	$10,49,220	$9,90,931	$9,32,640	$12,82,380	$13,40,671	$13,98,960

Shares outstanding			50,004	50,004	50,004	50,004	50,004	50,004	50,004

Net Asset Value per Share attributable directly to CME Bitcoin Futures			$23.31	$20.98	$19.82	$18.65	$25.65	$26.81	$27.98
Total Net Asset Value per Share as reported			$24.61
Change in the Net Asset Value per Share				$(2.33)	$(3.50)	$(4.66)	$2.33	$3.50	$4.66

Percent Change in the Net Asset Value per Share				-9.47%	-14.21%	-18.95%	9.47%	14.21%	18.95%

Margin is the minimum amount of funds that must be deposited by a commodity or cryptocurrency interest trader with the trader’s broker to initiate and maintain an open position in futures contracts. A margin deposit acts to assure the trader’s performance of the futures contracts purchased or sold. Futures contracts are customarily bought and sold on initial margin that represents a very small percentage of the aggregate purchase or sales price of the contract. Because of such low margin requirements, price fluctuations occurring in the futures markets may create profits and losses that, in relation to the amount invested, are greater than customary in other forms of investment or speculation. As discussed below, adverse price changes in the futures contract may result in margin requirements that greatly exceed the initial margin. In addition, the amount of margin required in connection with a particular futures contract is set from time to time by the exchange on which the contract is traded and may be modified from time to time by the exchange during the term of the contract. Brokerage firms, such as the Funds’ clearing brokers, carrying accounts for traders in commodity or cryptocurrency interest contracts generally require higher amounts of margin as a matter of policy to further protect themselves. An FCM may impose a financial ceiling on initial margin that could change and become more or less restrictive on a Fund’s activities depending upon a variety of conditions beyond the Sponsor’s control. Over the counter trading generally involves the extension of credit between counterparties, so the counterparties may agree to require the posting of collateral by one or both parties to address credit exposure.

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

The Funds, other than TAGS and DEFI, will generally retain cash positions of approximately 95% of total net assets; this balance represents the total net assets less the initial margin requirements held by the FCM. DEFI will generally retain cash positions of approximately 70% of total net assets. These cash assets are either: 1) deposited by the Sponsor in demand deposit accounts of financial institutions which are deemed by the Sponsor to be of investment level quality, 2) held in a money-market fund which is deemed to be a cash equivalent under the most recent SEC definition, or 3) held in a cash equivalent with a maturity of 90 days or less that is deemed by the Sponsor to be of investment level quality.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Litigation and Claims

On November 30, 2020, certain officers and members of Teucrium Trading, LLC (the “Sponsor”), along with the Sponsor, filed a Verified Complaint (as amended through the Amended Verified Complaint filed on February 18, 2021) (the “Gilbertie complaint”) in the Delaware Court of Chancery, C.A. No. 2020-1018-AGB. The Gilbertie complaint asserts various claims against Dale Riker, the Sponsor’s former Chief Executive Officer and Barbara Riker, the Sponsor’s former Chief Financial Officer and Chief Compliance Officer. Sal Gilbertie v. Dale Riker, et al., C.A. No. 2020-1018-AGB (Del. Ch.) (the “Gilbertie case”).

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

Item 1A. Risk Factors applicable to Funds

As previously disclosed in the prospectus for each Fund, the Sponsor has enhanced specific risk disclosure describing specific risks of current geopolitical events for the commodities markets, each Fund and their investments, position limit constraints, and the FCM placing position constraints due to market volatility. Other than these update, there are no other material changes to those previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed on March 16, 2022.

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

Presented below are the risk factors for the Agricultural Funds, followed by a separate section including risk disclosure for the Hashdex Bitcoin Futures ETF.

RISK FACTORS SPECIFIC TO THE AGRICULTURAL FUNDS.

The Performance of Each Fund May Not Correlate with the Applicable Benchmark

There is no way to predict if or when investor demand might cause the Funds to approach position and/or accountability limits. The Underlying Funds have no intention of purchasing commodity interests on foreign exchanges. The Wheat Fund has not approached existing position limit levels of its Benchmark Component Futures Contracts which are traded on the CME with a 19,300 contract limit. Instead, the fund would file an 8-K and prospectus supplement to include the ability to purchase Kansas City Hard Red Winter Wheat futures or MGEX Hard Red Spring Wheat futures in the same contract size and in the same contract months as its existing Benchmark Component Futures Contract holdings. Position limits are 12,000 contracts on each of the exchanges in the aforementioned futures contracts. The Soybean Fund has not approached existing position limit levels of its Benchmark Component Futures Contracts which are traded on the CME with a 27,300 contract limit. The Sugar Fund has not approached existing position accountability levels of its Benchmark Component Futures Contracts which are traded on the Intercontinental Exchange (ICE) with a 15,000 contract limit. Instead, the fund would file an 8-K and prospectus supplement to include the ability to purchase NYSE Sugar futures in the same contract size and in the same contract months as its existing Benchmark Component Futures Contract holdings. Accountability levels are 9,000 contracts on the NYMEX. The Corn Fund has not approached existing position limit levels of its Benchmark Component Futures Contracts which are traded on the CME with a 57,800 contract limit.

The Funds currently have two futures commission merchants through which they buy and sell futures contracts. The recent volatility in the commodity futures markets may lead one or all of the Funds' FCMs to impose risk mitigation procedures that could limit the Funds' investments in futures contracts beyond the accountability and position limits imposed by futures contract exchanges as discussed herein. One of the FCMs has imposed a financial ceiling on initial margin that could change and become more or less restrictive on the Funds' activities depending upon a variety of conditions beyond the Sponsor’s control. If the Funds' other current FCM were to impose position limits, or if any other FCM with which the Funds establish a relationship in the future were to impose position limits, the Funds' ability to meet its investment objective could be negatively impacted. The Funds continue to monitor and manage its existing relationships with each FCM and will continue to seek additional relationships with FCMs as needed.

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

The Funds currently have three futures commission merchants through which they buy and sell futures contracts. The recent volatility in the commodity futures markets may lead one or both of the Funds’ FCMs to impose risk mitigation procedures that could limit the Funds’ investments in futures contracts beyond the accountability and position limits imposed by futures contract exchanges as discussed herein. One of the FCMs has imposed a financial ceiling on initial margin that could change and become more or less restrictive on the Funds’ activities depending upon a variety of conditions beyond the Sponsor’s control. If the Funds’ other current FCM were to impose position limits, or if any other FCM with which the Funds establish a relationship in the future were to impose position limits, the Funds’ ability to meet its investment objective could be negatively impacted. The Funds continue to monitor and manage its existing relationships with each FCM and will continue to seek additional relationships with FCMs as needed.

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

There is very limited authority on the U.S. federal income tax treatment of bitcoin and no direct authority on bitcoin derivatives, such as Bitcoin Futures Contracts. Bitcoin Futures Contracts more likely than not will be considered futures with respect to commodities for purposes of the qualifying income exception under section 7704 of the Code. Based on a CFTC determination that treats bitcoin as a commodity under the CEA, the Fund intends to take the position that Bitcoin Futures Contracts consist of futures on commodities for purposes of the qualifying income exception under section 7704 of the Code. Shareholders should be aware that the Fund’s position is not binding on the IRS, and no assurance can be given that the IRS will not challenge the Fund’s position, or that the IRS or a court will not ultimately reach a contrary conclusion, which would result in the material adverse consequences to Shareholders and the Fund.

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

Risks Specific to the Hashdex BITCOIN FUTURES ETF

Risks Associated with Investing in Bitcoin

Further Development and Acceptance of Bitcoin and the Bitcoin Network Is Uncertain.

The further development and acceptance of the Bitcoin Network, which is part of a new and rapidly changing industry, is subject to a variety of factors that are difficult to evaluate. The slowing, stopping or reversing of the development or acceptance of the Bitcoin Network may adversely affect the price of bitcoin and therefore cause the Fund to suffer losses. Regulatory changes or actions may alter the nature of an investment in bitcoin or restrict the use of bitcoin or the operations of the Bitcoin Network or venues on which bitcoin trades in a manner that adversely affects the price of bitcoin and, therefore, the Fund’s Bitcoin Futures Contracts. Bitcoin generally operates without central authority (such as a bank) and is not backed by any government. Bitcoin is not legal tender and federal, state and/or foreign governments may restrict the use and exchange of bitcoin, and regulation in the United States is still developing. For example, it may become difficult or illegal to acquire, hold, sell or use bitcoin in one or more countries, which could adversely impact the price of bitcoin, and therefore the value of the Fund’s Bitcoin Futures Contracts.

“Forks” in Bitcoin Network Could Have Adverse Effects.

From time to time, developers of the bitcoin network suggest changes to the bitcoin software. If a sufficient number of users and miners elect not to adopt the changes, a new digital asset, operating on the earlier version of the bitcoin software, may be created. This is often referred to as a “fork.”

In August 2017, bitcoin “forked” into bitcoin and a new digital asset, bitcoin cash, as a result of a several-year dispute over how to increase the rate of transactions that the Bitcoin network can process. Since then, bitcoin has been forked numerous times to launch new digital assets, such as bitcoin gold, bitcoin silver and bitcoin diamond. Additional hard forks of the Bitcoin blockchain could adversely affect the market for Bitcoin Futures in which the Fund invests and, therefore, an investment in the Fund. A substantial giveaway of bitcoin (sometimes referred to as an “air drop”) may also result in significant and unexpected declines in the value of bitcoin, Bitcoin Futures Contracts, and the Fund.

Rewards for mining bitcoin are designed to decline over time, which may lessen the incentive for miners to process and confirm transactions on the Bitcoin Network.

Transactions in bitcoin are processed by miners who are primarily compensated by receiving newly issued bitcoin as a reward for successfully solving cryptological puzzles according to a payment schedule that declines over time (in some instances, miners are also compensated through voluntary fees paid by Bitcoin Network participants). If this compensation is not sufficient to incentivize miners to process transactions, the confirmation process for transactions, which acts as security for the Bitcoin Network, may become slower and the Bitcoin Network may become more vulnerable. These and similar events may have a significant adverse effect on the price and liquidity of bitcoin and the value of an investment in the Fund.

The Bitcoin Network may face scalability challenges as it expands to a greater number of users.

As with other digital asset networks, the Bitcoin Network faces significant scaling challenges because public blockchains generally face a tradeoff between security and scalability. A decentralized network is less susceptible to manipulation or capture if more participants, or “nodes,” are involved in the processing and maintenance of such network. However, a greater number of nodes decreases the network’s efficiency in processing transactions and may result in increased settlement times. Increased settlement times could discourage certain uses for bitcoin (for example, micropayments), and could reduce demand for and price of bitcoin, which could adversely impact the value of an investment in the Fund.

Bitcoin Markets Are Susceptible To Extreme Price Fluctuations, Theft, Loss and Destruction.

The market price of bitcoin has been subject to extreme fluctuations. If bitcoin markets continue to be subject to sharp fluctuations, the Fund’s Shareholders may experience losses. Similar to fiat currencies (i.e., a currency that is backed by a central bank or a national, supra-national or quasi-national organization), bitcoin is susceptible to theft, loss and destruction. Accordingly, the Fund’s Bitcoin Futures are also susceptible to these risks. Cybersecurity risks of the Bitcoin Protocol and of entities that custody or facilitate the transfers or trading of bitcoin could result in a loss of public confidence in bitcoin, a decline in the value of bitcoin and, as a result, adversely impact the Fund’s Bitcoin Futures Contracts.

Bitcoin Ownership is Concentrated in a Small Number of Holders Referred to as ‘Whales.’

A significant portion of bitcoin is held by a small number of holders who have the ability to affect the price of bitcoin and who are sometimes referred to as “whales.” Because bitcoin is lightly regulated, bitcoin whales have the ability, alone or in coordination, to manipulate the price of bitcoin by restricting or expanding the supply of bitcoin. Activities of bitcoin whales that reduce user confidence in bitcoin, the Bitcoin Network or the fairness of bitcoin trading venues, or that affect the price of bitcoin, could have a negative impact on the value of an investment in the Fund.

Bitcoin Exchanges Are Unregulated and May Be More Exposed to Fraud and Failure.

Bitcoin exchanges and other trading venues on which bitcoin trades are relatively new and, in most cases, largely unregulated and may therefore be more exposed to fraud and failure than established, regulated exchanges for securities, derivatives and other currencies. The Fund’s indirect investment in bitcoin remains subject to volatility experienced by the bitcoin exchanges and other bitcoin trading venues. Such volatility can adversely affect an investment in the Fund. Bitcoin exchanges have in the past stopped and may in the future stop operating or permanently shut down due to fraud, cybersecurity issues, manipulation, technical glitches, hackers or malware, which may also affect the price of bitcoin and thus the Fund’s indirect investment in bitcoin. Fraud and failure related to such bitcoin exchanges could result in a loss of public confidence in bitcoin and a decline in the value of bitcoin, which could adversely impact the adoption of bitcoin or acceptance of bitcoin and cause a decline in value of the Fund’s Bitcoin Futures Contracts.

Networked Systems Are Vulnerable to Attacks.

All networked systems are vulnerable to various kinds of attacks. As with any computer network, the Bitcoin network contains certain flaws. For example, the Bitcoin network is currently vulnerable to a “51% attack” where, if a mining pool were to gain control of more than 50% of the “hash” rate, or the amount of computing and process power being contributed to the network through mining, a malicious actor would be able to gain full control of the network and the ability to manipulate the blockchain. A significant portion of bitcoin is held by a small number of holders sometimes referred to as “whales.” These holders have the ability to manipulate the price of bitcoin.

Cybersecurity Risk.

As a digital asset, bitcoin is subject to cybersecurity risks, including the risk that malicious actors will exploit flaws in its code or structure that will allow them to, among other things, steal bitcoin held by others, control the blockchain, steal personally identifying information, or issue significant amounts of bitcoin in contravention of the Bitcoin Protocols. The occurrence of any of these events is likely to have a significant adverse impact on the price and liquidity of bitcoin and Bitcoin Futures Contracts and therefore the value of an investment in the Fund. Additionally, the Bitcoin network’s functionality relies on the Internet. A significant disruption of Internet connectivity affecting large numbers of users or geographic areas could impede the functionality of the Bitcoin network. Any technical disruptions or regulatory limitations that affect Internet access may have an adverse effect on the Bitcoin network, the price of bitcoin and Bitcoin Futures Contracts, and the value of an investment in the Fund.

Limited Adoption and Ability to Use Bitcoin to Purchase Goods.

Currently, there is relatively limited use of bitcoin in the retail and commercial marketplace in comparison to relatively extensive use as a store of value, thus contributing to price volatility that could adversely affect the Fund’s Bitcoin Futures Contracts. Bitcoin is not currently a form of legal tender in the United States and has only recently become selectively accepted as a means of payment for goods and services by some retail and commercial outlets, and the use of bitcoin by consumers to pay such retail and commercial outlets remains limited. Banks and other established financial institutions may refuse to process funds for bitcoin transactions; process wire transfers to or from bitcoin trading venues, bitcoin-related companies or service providers; or maintain accounts for persons or entities transacting in bitcoin or providing bitcoin-related services. In addition, some taxing jurisdictions, including the U.S., treat the use of bitcoin as a medium of exchange for goods and services to be a taxable sale of bitcoin, which could discourage the use of bitcoin as a medium of exchange, especially for a holder of bitcoin that has appreciated in value.

Risks to Bitcoin from Other parts of the Cryptocurrency Market.

The price of bitcoin and the bitcoin market generally may be adversely impacted by developments in other parts of the cryptocurrency market. The acceptance of bitcoin and cryptocurrency generally depends on a number of factors, including adverse developments in the cryptocurrency market that could impact investor confidence. For example, “stablecoins” have been developed to enhance the value of cryptocurrency to be used like fiat currency in transactions in goods and services. Adverse developments such as the recent “depegging”: of the TerraUSD stablecoin may undermine confidence in the cryptocurrency markets generally and cause decreases in the price of cryptocurrencies such as bitcoin.

Hacking Risk of Theft of Private Keys.

Due to the nature of private keys, bitcoin transactions are irrevocable and stolen or incorrectly transferred bitcoin may be irretrievable, and as a result, any incorrectly executed bitcoin transactions could adversely affect the price and liquidity of bitcoin, which may indirectly affect the price and liquidity of the Bitcoin Futures Contracts.

Environmental risks from bitcoin mining.

Bitcoin mining currently requires computing hardware that consumes large amounts of electricity. By way of electrical power generation, many bitcoin miners rely on fossil fuels to power their operations. Public perception of the impact of bitcoin mining on climate change may reduce demand for bitcoin and increase the likelihood of regulation that limits bitcoin mining or restricts energy usage by bitcoin miners. Such events could have an impact on the price of bitcoin, bitcoin futures, and the performance of the Fund

Risks Associated with Investing in Bitcoin Futures Contracts

Investing in Bitcoin Futures Contracts subjects the Fund to the Risks of the Bitcoin Market.

The Fund is subject to the risks and hazards of the bitcoin market because it invests in Bitcoin Futures Contracts listed on the CME. The risks and hazards that are inherent in the bitcoin market may cause the price of bitcoin and the Fund’s Shares to fluctuate widely and you could incur a partial or total loss of your investment in the Fund. The prices of bitcoin and bitcoin futures contracts have historically been highly volatile. The value of the Fund’s investments in bitcoin futures – and therefore the value of an investment in the Fund – could decline significantly and without warning, including to zero. If you are not prepared to accept significant and unexpected changes in the value of the Fund and the possibility that you could lose your entire investment in the Fund you should not invest in the Fund.

The Bitcoin Futures Contracts listed on the CME are a relatively new type of futures contract that may be less developed than other, more established futures markets.

The Bitcoin Futures Contracts listed on the CME are a relatively new type of futures contract that may be less developed than more established futures markets (such as the futures markets for corn or wheat). Accordingly, although BTC Contracts have traded on the CME since December 2017 and MBT Contracts have traded on the CME since May 2021 and the market for exchange listed Bitcoin Futures Contracts has grown since inception, the market for Bitcoin Futures Contracts may be riskier, less liquid, more volatile and more vulnerable to economic, market, industry, regulatory and other changes than more established futures contracts. The liquidity of the market for BTC Contracts and MBT Contracts will depend on, among other things, the supply and demand for Bitcoin Futures Contracts, speculative interest in the market for Bitcoin Futures Contracts and the potential ability to hedge against the price of bitcoin with Bitcoin Futures Contracts.

An investment in the Fund is subject to the risks of an investment in futures contracts.

An investment in the Fund is subject to the risks of an investment in futures contracts, which are complex instruments that are often subject to a high degree of price variability. Because the price of Bitcoin Futures Contracts is linked to the price of bitcoin, an investment in the Fund may be riskier than other exchange-traded products that do not hold financial instruments related to bitcoin and may not be suitable for all investors.

Futures contracts are subject to inherent leverage risk because they are typically secured by margin deposits representing a small percentage of a futures contract’s entire market value.

Commodity pools’ trading positions in futures contracts are typically required to be secured by the deposit of margin funds that represent only a small percentage of a futures contract’s entire market value. This feature creates the potential for commodity pools to “leverage” their assets by purchasing or selling futures contracts with an aggregate notional amount in excess of the commodity pool’s assets. While futures contracts are generally subject to leverage risk, the NYSE Arca rule under which the Fund’s Shares will be listed and traded prevents the Fund from utilizing leverage.

Pricing anomalies in the bitcoin futures market could cause losses.

Market fraud and/or manipulation and other fraudulent trading practices such as the intentional dissemination of false or misleading information (e.g., false rumors) can, among other things, lead to a disruption of the orderly functioning of markets, significant market volatility, and cause the value of bitcoin futures to fluctuate quickly and without warning. Depending on the timing of an investor’s purchases and sales of the Fund’s Shares, these pricing anomalies could case the investor to incur losses.

Risks of Government Regulation.

The Financial Industry Regulatory Authority (“FINRA”) issued a notice on March 8, 2022 seeking comment on measures that could prevent or restrict investors from buying a broad range of public securities and products designated as “complex products” – which could include each Exchange Traded Product offered by the Sponsor. The ultimate impact, if any, of these measures remain unclear. However, if regulations are adopted, they could, among other things, prevent or restrict investors’ ability to buy the Fund.

Correlation Risk

The Benchmark is not designed to correlate with the spot price of bitcoin, and this could cause the changes in the price of the Shares to substantially vary from the changes in the spot price of bitcoin. Therefore, you may not be able to effectively use the Fund to hedge against bitcoin related losses or to indirectly invest in bitcoin.

The correlation between changes in such Bitcoin Futures Contracts and the spot price of bitcoin will be only approximate. Weak correlation between the Benchmark and the spot price of bitcoin may result from the factors discussed above. Imperfect correlation may also result from speculation in Benchmark Component Futures Contracts, and/or technical or other factors that may influence the trading of Benchmark Component Futures Contracts. If there is a weak correlation between the Benchmark and the spot price of bitcoin, then the price of Shares may not accurately track the spot price of bitcoin and you may not be able to effectively use the Fund as a way to hedge the risk of losses in your bitcoin related transactions or as a way to indirectly invest in bitcoin.

Moreover, while there is a spot bitcoin index calculated by the CME that is based on price feeds from certain designated bitcoin spot market exchanges, the Fund will generally not directly price off of this index. This is because the Fund will roll its futures holdings prior to settlement of the expiring contract and intends to never carry futures positions all the way to cash settlement (the only date that the BTC Contracts and MBT Contracts settle to the CME spot price index). The Fund will only price off of Bitcoin Futures Contracts volume-weighted average price (VWAP) daily settlement price, which might cause the Fund’s NAV to differ from spot bitcoin prices.

Changes in the Fund’s NAV may not correlate well with changes in the price of the Benchmark. If this were to occur, you may not be able to effectively use the Fund as a way to hedge against bitcoin related losses or as a way to indirectly invest in bitcoin.

The Sponsor endeavors to invest the Fund’s assets as fully as possible in Benchmark Component Futures Contracts so that the changes in the NAV closely correlate with the changes in the Benchmark. However, changes in the Fund’s NAV may not correlate with the changes in the Benchmark for various reasons, including those set forth below.

The Fund incurs certain expenses in connection with its operations and holds most of its assets in income producing, short-term financial instruments for margin and other liquidity purposes and to meet redemptions that may be necessary on an ongoing basis. To the extent these expenses are not covered by the Management Fee, and income from short-term financial instruments may cause imperfect correlation between changes in the Fund’s NAV and changes in the Benchmark. Differences between returns based on the price of bitcoin and an investment in the Fund may also be attributable to additional costs related to futures investing and other fund expenses.

The Sponsor may not be able to invest the Fund’s assets in Benchmark Component Futures Contracts having an aggregate notional amount exactly equal to the Fund’s NAV. As a standardized contract, a single BTC Contract is for a specified amount of bitcoin, and the Fund’s NAV and the proceeds from the sale of a Creation Basket is unlikely to be an exact multiple of that amount. In such case, the Fund might not invest the entire proceeds from the purchase of the Creation Basket in such futures contracts. (As an example, assume that a Creation Basket is sold by the Fund, and that the Fund’s closing NAV per Share is $25.00. In that case, the Fund would receive $250,000 in proceeds from the sale of the Creation Basket ($25.00 NAV per Share multiplied by 10,000 Shares and ignoring the Creation Basket fee of $300). If one were to assume further that the Sponsor wants to invest the entire proceeds from the Creation Basket in the Benchmark Component Futures Contracts and that the market value of each such Benchmark Component Futures Contracts is $188,175 (or otherwise not a round number), the Fund would be unable to buy an exact number of BTC Contracts with an aggregate market value equal to $250,000. In this case, the Fund would be able to purchase1BTC Contract with an aggregate market value of approximately $188,175 and 16 MBT Contracts at $3,750 with an aggregate market value of approximately $60,000, bringing the aggregate value of proceeds to $248,175.) Any amounts not invested in Benchmark Component Futures Contracts are held in cash and cash equivalents.

The Benchmark Component Futures Contracts reflect the price of bitcoin for future delivery, not the current spot price of bitcoin, so at best the correlation between changes in such Bitcoin Futures Contracts and the spot price of bitcoin will be only approximate. Weak correlation between the Benchmark and the spot price of bitcoin may result from fluctuations in bitcoin prices discussed above. Imperfect correlation may also result from speculation in Benchmark Component Futures Contracts, technical factors in the trading of Benchmark Component Futures Contracts, and expected inflation in the economy as a whole. If there is a weak correlation between the Benchmark and the spot price of bitcoin, then the price of Shares may not accurately track the spot price of bitcoin and you may not be able to effectively use the Fund as a way to hedge the risk of losses in your bitcoin related transactions or as a way to indirectly invest in bitcoin.

As Fund assets increase, there may be more or less correlation. On the one hand, as the Fund grows it should be able to invest in Benchmark Component Futures Contracts with a notional amount that is closer on a percentage basis to the Fund’s NAV. For example, if the Fund’s NAV is equal to 4.9 times the value of a single futures contract, it can purchase only four futures contracts, which would cause only 81.6% of the Fund’s assets to be exposed to the bitcoin market. On the other hand, if the Fund’s NAV is equal to 100.9 times the value of a single Bitcoin Futures Contract, it can purchase 100 such contracts, resulting in 99.1% exposure.

There may be significant volatility in the market for Bitcoin Futures Contracts. This volatility, in turn, may make it more difficult for Authorized Purchasers and other market purchasers to be able to identify a reliable price for Bitcoin Futures Contracts. Without reliable prices, Authorized Purchasers and other market purchasers may reduce their role in the market arbitrage process or “step away” from these activities. This, in turn, might inhibit the effectiveness of the arbitrage process in maintaining the relationship between the underlying value of the Fund’s Bitcoin Futures Contracts and the Fund’s market price. This reduced effectiveness could result in Fund Shares trading at a price which differs materially from NAV and also in greater than normal intraday bid/ask spreads for Fund Shares.

Position limits, accountability levels and dynamic price fluctuation limits set by the CFTC and the exchanges have the potential to cause tracking error, which could cause the price of Shares to substantially vary from the Benchmark and prevent you from being able to effectively use the Fund as a way to hedge against bitcoin related losses or as a way to indirectly invest in bitcoin.

The CFTC and U.S. designated contract markets, such as the CME, have established position limits and accountability levels on the maximum net long or net short BTC Contracts that the Fund may hold, own or control. Spot position limits are set at 4,000 contracts. A position accountability level of 5,000 contracts will be applied to positions in single months outside the spot month and in all months combined. The MBT Contracts have a spot month limit of 200,000 contracts and a position accountability level of 250,000 contracts. Accountability levels are not fixed ceilings but rather thresholds above which the exchange may exercise greater scrutiny and control over an investor, including limiting the Fund to holding no more Bitcoin Futures Contracts than the amount established by the accountability level. The potential for the Fund to reach position or accountability limits will depend on if and how quickly the Fund’s net assets increase.

In addition to position limits and accountability limits, the CME places daily price fluctuation limits on Bitcoin Futures Contracts that represent the maximum daily price range permitted for a contract. Once a price fluctuation limit has been reached, no trades may be made at a price beyond that limit. Under the price fluctuation mechanism that was initially put into place when Bitcoin Futures Contracts were launched on the CME in December 2017, price fluctuation limits were triggered 116 times. In March 2019, the CME adopted a dynamic price fluctuation mechanism. This mechanism assigns an initial opening price fluctuation limit equal to a percentage of the prior trading day’s settlement price (or a different price if deemed more appropriate), which then moves with the market throughout the day. Since dynamic price fluctuation limits were introduced, price limits have been triggered 89 times and there has been one "hard limit move." A hard limit move is when the price of Bitcoin Futures Contracts exceeds a price limit that defines the minimum/maximum price to which such Bitcoin Futures Contracts can move for the given trade date. If the hard limit is reached, trade matching will not occur at prices above the maximum price or below the minimum price.

Position limits, accountability limits and dynamic price fluctuation limits may limit the Fund’s ability to invest the proceeds of Creation Baskets in Bitcoin Futures Contracts. As result, when the Fund sells Creation Baskets it may be limited in its ability to invest in Bitcoin Futures Contracts, including the Benchmark Component Futures Contracts. In such case, the Fund may hold larger amounts of cash and cash equivalents, which will impair the Fund’s ability to meet its investment objective of tracking the Benchmark.

Price fluctuation limits may contribute to a lack of liquidity and have a negative impact on Fund performance. During periods of market illiquidity, including periods of market disruption and volatility, it may be difficult or impossible for the Fund to buy or sell futures at desired prices or at all.

An investment in the Fund may provide you little or no diversification benefits. Thus, in a declining market, the Fund may have no gains to offset your losses from other investments, and you may suffer losses on your investment in the Fund at the same time you incur losses with respect to other asset classes.

It cannot be predicted to what extent the performance of Benchmark Component Futures Contracts will or will not correlate to the performance of other broader asset classes such as stocks and bonds. If the Fund’s performance were to move more directly with the financial markets, you will obtain little or no diversification benefits from an investment in the Shares. In such a case, the Fund may have no gains to offset your losses from other investments, and you may suffer losses on your investment in the Fund at the same time you incur losses with respect to other investments.

Variables such as cost of electricity, regulation, market disruptions, cyber-attacks and political events may have a larger impact on bitcoin and bitcoin interest prices than on traditional securities and broader financial markets. These additional variables may create additional investment risks that subject the Fund’s investments to greater volatility than investments in traditional securities.

Lower correlation should not be confused with negative correlation, where the performance of two asset classes would be opposite of each other. There is no historic evidence that the spot price of bitcoin and prices of other financial assets, such as stocks and bonds, are negatively correlated. In the absence of negative correlation, the Fund cannot be expected to be automatically profitable during unfavorable periods for the stock market, or vice versa.

If changes in the Fund’s NAV do not correlate with changes in the Benchmark, then investing in the Fund may not be an effective way to hedge against bitcoin related losses or indirectly invest in bitcoin.

Futures Commission Merchant Risks

The Fund Has Two Futures Commission Merchants.

The Fund currently has two futures commission merchants (“FCMs”) through which it buys and sells futures contracts. Volatility in the bitcoin futures market may lead one or both of the Fund’s FCMs to impose risk mitigation procedures that could limit the Fund’s investment in Bitcoin Futures Contracts beyond the accountability and position limits imposed by the CME futures contract exchange as discussed herein. An FCM could impose a financial ceiling on initial margin that could change and become more or less restrictive on the Fund’s activities depending upon a variety of conditions beyond the Sponsor’s control. If the Fund’s FCMs were to impose position limits, or if any other FCM with which the Fund establishes a relationship in the future were to impose position limits, the Fund’s ability to meet its investment objective could be negatively impacted. The Fund continues to monitor and manage its existing relationships with its FCMs and will continue to seek additional relationships with FCMs as needed.

Risks Associated With the Fund’s Investment In Cash and Cash Equivalents

The Fund may experience a loss if it is required to sell cash equivalents at a price lower than the price at which they were acquired.

If the Fund is required to sell its cash equivalents at a price lower than the price at which they were acquired, the Fund will experience a loss. This loss may adversely impact the price of the Shares and may decrease the correlation between the price of the Shares, the Benchmark, and the spot price of bitcoin. The value of cash equivalents held by the Fund generally moves inversely with movements in interest rates. The prices of longer maturity securities are subject to greater market fluctuations as a result of changes in interest rates. While the short-term nature of the Fund’s investments in cash equivalents should minimize the interest rate risk to which the Fund is subject, it is possible that the cash equivalents held by the Fund will decline in value.

Risk Related to Lack of Liquidity

Certain of the Fund’s Investments Could Be Illiquid, Which Could Cause Large Losses to Investors at any Time or from Time to Time.

If the Fund’s ability to obtain exposure to Bitcoin Futures Contracts in accordance with its investment objective is disrupted for any reason including, because of limited liquidity in the bitcoin futures market, a disruption to the bitcoin futures market, or as a result of margin requirements or position limits imposed by the Fund’s futures commission merchants, the CME, or the CFTC, the Fund may not be able to achieve its investment objective and may experience significant losses. Any disruption in the Fund’s ability to obtain exposure to Bitcoin Futures Contracts will cause the Fund’s performance to deviate from the performance of Bitcoin Futures Contracts. In addition, the Fund might grow to a size where a lack of liquidity in the futures market meant that the Fund could not sell enough futures contracts to honor redemption requests. For further information regarding the impact if suspending redemptions, see “Suspension or Rejection of Redemption” on page 47.

A market disruption, such as a government taking regulatory or other actions that disrupt the market in bitcoin, can also make it difficult to liquidate a position. Unexpected market illiquidity may cause major losses to investors at any time or from time to time. In addition, the Fund does not intend at this time to establish a credit facility, which would provide an additional source of liquidity, but instead will rely only on the cash and cash equivalents that it holds to meet its liquidity needs. The anticipated value of the positions in Benchmark Component Futures Contracts that the Sponsor will acquire or enter into for the Fund increases the risk of illiquidity. Because Benchmark Component Futures Contracts may be illiquid, the Fund’s holdings may be more difficult to liquidate at favorable prices in periods of illiquid markets and losses may be incurred during the period in which positions are being liquidated.

The Fund and Other Funds with Similar Investment Strategies May Try To Exit Positions at the Same Time.

If the Fund and other funds with similar investment strategies try to exit their Bitcoin Futures Contract positions at the same time, such a mass exit could have detrimental effect on price and liquidity, and you could incur losses in your investment in Shares of the Fund.

Hedging Risk

If the nature of the purchasers in the futures market shifts such that bitcoin purchasers are the predominant hedgers in the market, the Fund might have to reinvest at higher futures prices or choose other bitcoin interests.

The changing nature of the purchasers in the bitcoin market will influence whether bitcoin futures prices are above or below the expected future spot price. Holders of bitcoin will typically seek to hedge against falling bitcoin prices by selling Bitcoin Futures Contracts. Therefore, if holders of bitcoin become the predominant hedgers in the futures market, prices of Bitcoin Futures Contracts will typically be below expected future spot prices. Conversely, if the predominant hedgers in the futures market are the holders of bitcoin who purchase Bitcoin Futures Contracts to hedge against a rise in prices, prices of Bitcoin Futures Contracts will likely be higher than expected future spot prices. This can have significant implications for the Fund when it is time to sell a Bitcoin Futures Contract that is no longer a Benchmark Component Futures Contract and purchase a new Bitcoin Futures Contract or to sell a Bitcoin Futures Contract to meet redemption requests.

The price relationship between the Benchmark Component Futures Contracts at any point in time and the Bitcoin Futures Contracts that will become Benchmark Component Futures Contracts on the next roll date will vary and may impact both the Fund’s total return and the degree to which its total return tracks that of bitcoin price indices.

The design of the Fund’s Benchmark is such that the Benchmark Component Futures Contracts will change on a monthly basis, and the Fund’s investments may be rolled periodically to reflect the changing composition of the Benchmark. In the event of a bitcoin futures market where near to expire contracts trade at a higher price than longer to expire contracts, a situation referred to as “backwardation,” then absent the impact of the overall movement in bitcoin prices the value of the Benchmark Component Futures Contracts would tend to rise as they approach expiration. As a result, the Fund may benefit because it may be selling more expensive contracts and buying less expensive ones on an ongoing basis. Conversely, in the event of a bitcoin futures market where near to expire contracts trade at a lower price than longer to expire contracts, a situation referred to as “contango,” then absent the impact of the overall movement in bitcoin prices the value of the Benchmark Component Futures Contracts would tend to decline as they approach expiration. As a result, the Fund’s total return may be lower than might otherwise be the case because it may be selling less expensive contracts and buying more expensive ones. The impact of backwardation and contango may lead the total return of the Fund to vary significantly from the total return of other price references, such as the spot price of bitcoin. In the event of a prolonged period of contango, and absent the impact of rising or falling bitcoin prices, this could have a significant negative impact on the Fund’s NAV and total return, and you could incur a partial or total loss of your investment in the Fund.

The design of the Fund’s Benchmark is such that the Benchmark Component Futures Contracts will change on a monthly basis, with the contracts with the shortest maturity being replaced with contracts with a longer maturity. Sometimes the Fund will have to pay more for longer maturity contracts to replace existing shorter maturity contracts about to expire. This situation is known as “contango” in the futures markets. In the event of a prolonged period of contango, and absent the impact of rising or falling bitcoin prices, this could have a negative impact on the Fund’s NAV and total return, which in turn may have a negative impact on your investment in the Fund. By way of example, during the period from 1/1/2019 to 6/30/2022, the market for Bitcoin Component Futures Contracts were in contango approximately 90% of the time, which resulted in an average annual negative roll yield of approximately 7%.

If the futures market is in contango (i.e., when the price of bitcoin in the future is to be more than the current price), the Fund will buy later to expire contracts for a higher price than the soon to expire contracts that it sells. All other things being equal, a situation involving prolonged periods of contango may adversely impact the returns of the Fund.

Regulatory Risk

Lack of Regulation of the Bitcoin Market.

Bitcoin, the Bitcoin Network and the bitcoin trading venues are relatively new and, in most cases, largely unregulated. As a result of this lack of regulation, individuals, or groups may engage in insider trading, fraud or market manipulation with respect to bitcoin. Such manipulation could cause investors in bitcoin to lose money, possibly the entire value of their investments. Over the past several years, a number of bitcoin trading venues have been closed due to fraud, failure or security breaches. The nature of the assets held at bitcoin trading venues make them appealing targets for hackers and a number of bitcoin trading venues have been victims of cybercrimes and other fraudulent activity. These activities have caused significant, in some cases total, losses for bitcoin investors. Investors in bitcoin may have little or no recourse should such theft, fraud or manipulation occur. There is no central registry showing which individuals or entities own bitcoin or the quantity of bitcoin that is owned by any particular person or entity. There are no regulations in place that would prevent a large holder of bitcoin or a group of holders from selling their bitcoins, which could depress the price of bitcoin, or otherwise attempting to manipulate the price of bitcoin or the Bitcoin Network. Events that reduce user confidence in bitcoin, the Bitcoin Network and the fairness of bitcoin trading venues could have a negative impact on the price of bitcoin and the value of an investment in the Fund.

Risk of Illicit Activities.

As bitcoins have grown in both popularity and market size, the U.S. Congress and a number of U.S. federal and state agencies (including the Financial Crimes Enforcement Network of the U.S. Department of the Treasury (“FinCEN”), SEC, CFTC, the Financial Industry Regulatory Authority, Inc. (“FINRA”), the Consumer Financial Protection Bureau (“CFPB”), the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the IRS, and state financial institution regulators) have been examining the Bitcoin Network, bitcoin users and the Bitcoin Exchange Market, with particular focus on the extent to which bitcoins can be used to launder the proceeds of illegal activities or fund criminal or terrorist enterprises and the safety and soundness of exchanges or other service providers that hold bitcoins for users. The imposition of stricter governmental regulation of the bitcoin market may adversely impact the activities of the Fund, for example, by reducing the liquidity of the bitcoin markets.

Regulation of futures markets, futures contracts and futures exchanges is extensive and constantly changing; future regulatory developments are impossible to predict but may significantly and adversely affect the Fund. This risk is especially heightened for cryptocurrency derivatives and cryptocurrencies.

The regulation of futures markets, futures contracts and futures exchanges has historically been comprehensive. The CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency including, for example, the retroactive implementation of speculative position limits, increased margin requirements, the establishment of dynamic price limits and the suspension of trading on an exchange or trading facility.

The regulation of bitcoin interest and crypto derivatives transactions in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action. Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) in 2010. As the Dodd-Frank Act continues to be implemented by the CFTC and the SEC, there is a possibility of future regulatory changes within the United States altering, perhaps to a material extent, the nature of an investment in the Fund, or the ability for the Fund to continue to implement its investment strategy. In addition, various national governments outside of the United States have expressed concern regarding the disruptive effects of speculative trading in the commodities and crypto derivatives markets and the need to regulate the derivatives markets in general. The effect of any future regulatory change on the Fund is impossible to predict but could be substantial and adverse.

The regulation of cryptocurrency derivatives and cryptocurrencies continues to evolve. Inconsistent, changing and sometimes conflicting regulations may make it more difficult for Bitcoin businesses to provide services, which may slow the adoption of the Bitcoin economy and may impede consumer adoption of Bitcoin. Future regulatory changes may materially alter the ability to buy and sell Bitcoin and Bitcoin futures or could impact the ability of the Fund to achieve its investment objective. This may alter the nature of an investment in the Fund or the ability of the Fund to continue to operate as planned.

The Fund’s Operating Risks

The Fund may change its investment objective, Benchmark or investment strategies at any time without Shareholder approval or advance notice.

Consistent with applicable provisions of the Trust Agreement and Delaware law, the Fund has broad authority to make changes to the Fund’s operations. The Fund may change its investment objective, Benchmark, or investment strategies and Shareholders of the Fund will not have any rights with respect to these changes. Changes are subject to applicable regulatory requirements, including, but not limited to, any requirement to amend applicable listing rules of the NYSE. The reasons for and circumstances that may trigger any such changes may vary widely and cannot be predicted. By way of example, the Fund may change the term structure or underlying components of the Benchmark in furtherance of the Fund’s investment objective if, due to market conditions, a potential or actual imposition of position limits by the CFTC or futures exchange rules, or the imposition of risk mitigation measures by a futures commission merchant restricts the ability of the Fund to invest in the current Benchmark Futures Contracts. Shareholders may experience losses on their investments in the Fund as a result of such changes.

The Fund is not a registered investment company, so you do not have the protections of the Investment Company Act of 1940.

The Fund is not an investment company subject to the Investment Company Act of 1940. Accordingly, you do not have the protections expressly provided by that statute, including provisions preventing Fund insiders from managing the Fund to their benefit and to the detriment of Fund Shareholders; provisions preventing the Fund from issuing securities having inequitable or discriminatory provisions; provisions preventing Fund management by irresponsible persons; provisions preventing the use of unsound or misleading methods of computing Fund earnings and asset value; provisions prohibiting suspension of redemptions (except under limited circumstances); provisions limiting fund leverage; provisions imposing a fiduciary duty on fund managers with respect to receipt of compensation for services; and provisions preventing changes in the Fund's character without the consent of Fund Shareholders.

The Sponsor is leanly staffed and relies heavily on key personnel to manage trading activities.

In managing and directing the day to day activities and affairs of the Fund, the Sponsor relies almost entirely on a small number of individuals, including Mr. Sal Gilbertie, Mr. Steve Kahler and Ms. Cory Mullen-Rusin. If Mr. Gilbertie, Mr. Kahler or Ms. Mullen-Rusin were to leave or be unable to carry out their present responsibilities, it may have an adverse effect on the management of the Fund. To the extent that the Sponsor establishes additional commodity pools, even greater demands will be placed on these individuals.

The Sponsor has limited capital and may be unable to continue to manage the Fund if it sustains continued losses.

The Sponsor was formed for the purpose of managing the Trust, including the Fund, the other Teucrium Funds, and any other series of the Trust that may be formed in the future, and has been provided with capital primarily by its principals and a small number of outside investors. If the Sponsor operates at a loss for an extended period, its capital will be depleted, and it may be unable to obtain additional financing necessary to continue its operations. If the Sponsor were unable to continue to provide services to the Fund, the Fund would be terminated if a replacement sponsor could not be found. Any expenses related to the operation of the Fund would need to be paid by the Fund at the time of termination.

There are technical and fundamental risks inherent in the trading system the Sponsor intends to employ.

The Sponsor’s trading system is quantitative in nature, and it is possible that the Sponsor may make errors. Any errors or imperfections in the Sponsor’s trading system’s quantitative models, or in the data on which they are based, could adversely affect the Sponsor’s effective use of such trading systems. It is not possible or practicable for the Sponsor’s trading system to factor all relevant, available data into quantitative systems and/or trading decision. There is no guarantee that the Sponsor will use any specific data or type of data in making trading decisions on behalf of the Fund, nor is there any guarantee that the data actually utilized in making trading decisions on behalf of the Fund will be the most accurate data or free from errors. In addition, it is possible that a computer or software program may malfunction and cause an error in computation.

You cannot be assured of the Sponsor’s continued services, and discontinuance may be detrimental to the Fund.

You cannot be assured that the Sponsor will be willing or able to continue to service the Fund for any length of time. The Sponsor was formed for the purpose of sponsoring the Fund and other commodity pools and has limited financial resources and no significant source of income apart from its management fees from such commodity pools to support its continued service for the Fund. If the Sponsor discontinues its activities on behalf of the Fund or another series of the Trust, the Fund may be adversely affected. If the Sponsor’s registrations with the CFTC or memberships in the NFA were revoked or suspended, the Sponsor would no longer be able to provide services to the Fund.

The Fund could terminate at any time and cause the liquidation and potential loss of your investment and could upset the overall maturity and timing of your investment portfolio.

The Fund may terminate at any time, regardless of whether the Fund has incurred losses, subject to the terms of the Trust Agreement. For example, the dissolution or resignation of the Sponsor would cause the Trust to terminate unless Shareholders holding a majority of the outstanding Shares of the Trust, voting together as a single class, elect within 90 days of the event to continue the Trust and appoint a successor Sponsor. In addition, the Sponsor may terminate the Fund if it determines that the Fund’s aggregate net assets in relation to its operating expenses make the continued operation of the Fund unreasonable or imprudent. As of the date of this prospectus, the Sponsor pays the fees, costs, and expenses of the Fund. If the Sponsor and the Fund are unable to raise sufficient funds so that the expenses are reasonable in relation to the Fund’s NAV, the Fund may be forced to terminate, and investors may lose all or part of their investment. Any expenses related to the operation of the Fund would need to be paid by the Sponsor at the time of termination.

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

The Sponsor may manage a large amount of assets, and this could affect the Fund’s ability to trade profitably.

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

The liability of the Sponsor and the Trustee are limited, and the value of the Shares will be adversely affected if the Fund is required to indemnify the Trustee or the Sponsor.

Under the Trust Agreement, the Trustee and the Sponsor are not liable, and have the right to be indemnified, for any liability or expense incurred absent gross negligence or willful misconduct on the part of the Trustee or Sponsor, as the case may be. That means the Sponsor may require the assets of the Fund to be sold in order to cover losses or liability suffered by the Sponsor or by the Trustee. Any sale of that kind would reduce the NAV of the Fund and the value of its Shares.

The Fund may incur higher fees and expenses upon renewing existing or entering into new contractual relationships.

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

The Fund may experience a higher breakeven if interest rates decline.

The Fund seeks to earn interest on cash balances available for investment. If actual interest rates earned were lower than the current rate estimated and if the Sponsor were not able to waive expenses sufficient to cover the deficit, the breakeven estimated by the Fund in the prospectus could be higher.

The Fund is not actively managed.

The Fund is not actively managed and is designed to track a benchmark, regardless of whether the price of the Benchmark Component Futures Contracts is flat, declining or rising. As a result, the Fund may sustain losses that may have been avoidable if the Fund was actively managed.

The Net Asset Value calculation of the Fund may be overstated or understated due to the valuation method employed when a settlement price is not available on the date of net asset value calculation.

The Fund’s NAV includes, in part, any unrealized profits or losses on open positions. Under normal circumstances, the NAV reflects the quoted CME settlement price of open futures contracts on the date when the NAV is being calculated. In instances when the quoted settlement price of futures contracts traded on an exchange may not be reflective of fair value based on market condition, generally due to the operation of daily limits or other rules of the exchange or otherwise, the NAV may not reflect the fair value of open futures contracts on such date. For purposes of financial statements and reports, when a bitcoin futures contract has closed at its price fluctuation limit the Fund will use the daily CME settlement price for the determination of NAV.

Purchases or redemptions of creation units in cash may cause the Fund to incur certain costs or recognize gains or losses.

Purchases and redemptions of creation units will be transacted in cash rather than ‘in-kind’ where creation units are purchased and redeemed in exchange for underlying constituent securities. Purchases of creation baskets with cash may cause the Fund to incur certain costs including brokerage commissions and redemptions of creation baskets with cash may result in the recognition of gains or losses that the Fund might not have incurred if it had made redemptions in-kind.

An unanticipated number of redemption requests during a short period of time could have an adverse effect on the NAV of the Fund.

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

Fund assets may be depleted if investment performance does not exceed fees.

In addition to certain fees paid to the Fund’s service providers, the Fund pays the Sponsor a fee of 0.94% of asset under management per annum, regardless of Fund performance. Over time, the Fund’s assets could be depleted if investment performance does not exceed such fees.

The liquidity of the Shares may be affected by the withdrawal from participation of Authorized Purchasers, market makers, or other significant secondary-market purchasers which could adversely affect the market price of the Shares.

Only an Authorized Purchaser may engage in creation or redemption transactions directly with the Fund. The Fund has a limited number of institutions that act as Authorized Purchasers. To the extent that these institutions exit the business or are unable to proceed with creation and/or redemption orders with respect to the Fund and no other Authorized Purchaser is able to step forward to create or redeem creation units, Fund Shares may trade at a discount to NAV and possibly face trading halts and/or delisting. In addition, a decision by a market maker, lead market maker, or other large investor to cease activities for the Fund or a decision by a secondary market purchaser to sell a significant number of the Fund’s Shares could adversely affect liquidity, the spread between the bid and ask quotes, and potentially the price of the Shares. The Sponsor can make no guarantees that participation by Authorized Purchasers or market makers will continue.

If a minimum number of Shares is outstanding, market makers may be less willing to purchase Shares in the secondary market which may limit your ability to sell Shares.

There is a minimum number of baskets and associated Shares specified for the Fund. If the Fund experienced redemptions that caused the number of Shares outstanding to decrease to the minimum level of Shares required to be outstanding, until the minimum number of Shares is again exceeded through the purchase of a new Creation Basket, there can be no more redemptions by an Authorized Purchaser. In such case, market makers may be less willing to purchase Shares from investors in the secondary market, which may in turn limit the ability of Shareholders of the Fund to sell their Shares in the secondary market. These minimum levels for the Fund are 50,000 Shares representing five baskets. The minimum level of Shares specified for the Fund is subject to change. (The current number of Shares outstanding will be posted daily on our website, http://hashdex-etfs.com/.)

The postponement, suspension or rejection of purchase or redemption orders could adversely affect a Shareholder redeeming their Shares in the Fund.

The postponement, suspension or rejection of creation or redemption orders may adversely affect an investment in the Shares of the Fund. To the extent orders are suspended or rejected, the arbitrage mechanism resulting from the process through which Authorized Purchasers create and redeem Shares directly with the Fund may fail to closely link the price of the Shares to the value of the underlying Bitcoin Futures Contracts, as measured using the Benchmark. If this is the case, the liquidity of the Shares may decline, and the price of the Shares may fluctuate independently of the Benchmark and may fall.

There are no limitations on the Sponsor’s discretion to postpone, suspend or reject purchase or redemption orders under the Securities Act, NYSE Arca rules, or SEC listing orders permitting the listing and trading of the fund’s Shares on NYSE Arca. In addition, Shareholders of the Fund will not have the protections provided in this regard that are applicable to funds regulated under the Investment Company Act of 1940.

Investors may not be able to buy or sell Shares of the Fund through their current brokerages.

Because of volatility and other risks associated with bitcoin-related investments, brokerage firms may limit or not permit trading in such investments. Because of current or future brokerage policies regarding bitcoin-linked securities, investors could have difficulty selling Shares through their brokerage and potentially face restrictions when or how they could trade their Shares.

The failure or bankruptcy of a clearing broker could result in substantial losses for the Fund; the clearing broker could be subject to proceedings that impair its ability to execute the Fund’s trades.

Under CFTC regulations, a clearing broker with respect to the Fund’s exchange-traded bitcoin interests must maintain customers’ assets in a bulk segregated account. If a clearing broker fails to do so or is unable to satisfy a substantial deficit in a customer account, its other customers may be subject to risk of a substantial loss of their funds in the event of that clearing broker’s bankruptcy. In that event, the clearing broker’s customers, such as the Fund, are entitled to recover, even in respect of property specifically traceable to them, only a proportional share of all property available for distribution to all of that clearing broker’s customers. The Fund also may be subject to the risk of the failure of, or delay in performance by, any exchanges and markets and their clearing organizations, if any, on which bitcoin interests are traded.

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

The failure or insolvency of the Fund’s Custodian or other financial institution in which the Fund has deposits could result in a substantial loss of the Fund’s assets.

As noted above, the vast majority of the Fund’s assets are held in cash and cash equivalents with the Custodian and other financial institutions, if applicable. The insolvency of the Custodian and any financial institution in which the Fund holds cash and cash equivalents could result in a complete loss of the Fund’s assets.

Third parties may infringe upon or otherwise violate intellectual property rights or assert that the Sponsor has infringed or otherwise violated their intellectual property rights, which may result in significant costs, litigation, and diverted attention of Sponsor’s management.

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

The Fund may experience substantial losses on transactions if the computer or communications system fails.

The Fund’s trading activities depend on the integrity and performance of the computer and communications systems supporting them. Extraordinary transaction volume, hardware or software failure, power or telecommunications failure, a natural disaster, cyber-attack or other catastrophe could cause the computer systems to operate at an unacceptably slow speed or even fail. Any significant degradation or failure of the systems that the Sponsor uses to gather and analyze information, enter orders, process data, monitor risk levels and otherwise engage in trading activities may result in substantial losses on transactions, liability to other parties, lost profit opportunities, damages to the Sponsor’s and Fund’s reputations, increased operational expenses and diversion of technical resources.

If the computer and communications systems are not upgraded, when necessary, the Fund’s financial condition could be harmed.

The development of complex computer and communications systems and new technologies may render the existing computer and communications systems supporting the Fund’s trading activities obsolete. In addition, these computer and communications systems must be compatible with those of third parties, such as the systems of exchanges, clearing brokers and the executing brokers. As a result, if these third parties upgrade their systems, the Sponsor will need to make corresponding upgrades to effectively continue its trading activities. The Sponsor may have limited financial resources for these upgrades or other technological changes. The Fund’s future success may depend on the Sponsor’s ability to respond to changing technologies on a timely and cost-effective basis.

The Fund depends on the reliable performance of the computer and communications systems of third parties, such as brokers and futures exchanges, and may experience substantial losses on transactions if they fail.

The Fund depends on the proper and timely function of complex computer and communications systems maintained and operated by the futures exchanges, brokers and other data providers that the Sponsor uses to conduct trading activities. Failure or inadequate performance of any of these systems could adversely affect the Sponsor’s ability to complete transactions, including its ability to close out positions, and result in lost profit opportunities and significant losses on cryptocurrency derivative transactions. This could have a material adverse effect on revenues and materially reduce the Fund’s available capital. For example, unavailability of price quotations from third parties may make it difficult or impossible for the Sponsor to conduct trading activities so that the Fund will closely track the Benchmark. Unavailability of records from brokerage firms may make it difficult or impossible for the Sponsor to accurately determine which transactions have been executed or the details, including price and time, of any transaction executed. This unavailability of information also may make it difficult or impossible for the Sponsor to reconcile its records of transactions with those of another party or to accomplish settlement of executed transactions.

An investment in a Fund faces numerous risks from its Shares being traded in the secondary market, any of which may lead to the Fund’s Shares trading at a premium or discount to NAV.

Although the Fund’s Shares are listed for trading on the NYSE Arca, there can be no assurance that an active trading market for such Shares will develop or be maintained. Trading in the Fund’s Shares may be halted due to market conditions or for reasons that, in the view of the NYSE Arca, make trading in Shares inadvisable. There can be no assurance that the requirements of the NYSE Arca necessary to maintain the listing of the Fund will continue to be met or will remain unchanged or that the Shares will trade with any volume, or at all. The NAV of the Fund’s Shares will generally fluctuate with changes in the market value of the Fund’s portfolio holdings. The market prices of Shares will generally fluctuate in accordance with changes in the Fund’s NAV and supply and demand of Shares on the NYSE Arca. It cannot be predicted whether the Fund’s Shares will trade below at or above their NAV. Investors who buy the Fund’s Shares at a market price that is a premium to NAV face a risk of loss if the market price of their Shares subsequently converges with NAV per Share. Investors buying or selling Fund Shares in the secondary market will pay brokerage commissions or other charges imposed by brokers as determined by that broker. Brokerage commissions are often a fixed amount and may be a significant proportional cost for investors seeking to buy or sell relatively small amounts of Shares.

The NYSE Arca may halt trading in the Shares which would adversely impact your ability to sell Shares.

Trading in Shares of the Fund may be halted by the NYSE Arca due to market conditions or, in light of NYSE Arca rules and procedures, for reasons that, in view of the NYSE Arca, make trading in Shares inadvisable. Such market conditions or other reasons may include when there is significant news directly related to the Fund that, in NYSE Arca’s view or per existing NYSE Arca rules, requires a trading halt, such as when the Sponsor announces news relating to changes/disruptions in the Fund’s create/redeem process during market trading hours. In addition, market conditions that would result in trading halts may also include extraordinary market volatility that trigger rules requiring trading to be halted for a specified period based on a specified market decline. NYSE Arca might also halt trading if there is insufficient trading in BTC or MBT Contracts. There can be no assurance that the requirements necessary to maintain the listing of the Shares will continue to be met or will remain unchanged. The Fund will be terminated if its Shares are delisted.

A Pause in Bitcoin Futures Contracts May lead To Gaps Between Prices in Spot and Futures Markets.

On May 19, 2021, the CME Group temporarily paused trading of bitcoin futures after the bitcoin futures market opened to a large price gap between the derivatives and the underlying crypto asset that triggered CME circuit breakers. Due to the misaligned trading periods between spot and futures markets, such gaps, which can be positive or negative, have the potential to frequently exist and, when CME circuit breakers limit the trading in bitcoin futures markets, bid/ask spreads in Shares of the Fund trading on the NYSE ARCA may be significantly wider than when bitcoin futures markets are trading without restrictions, which may adversely impact your ability to buy or sell Shares in the Fund at a particular price.

The lack of active trading markets for the Shares of the Fund may result in losses on your investment in the Fund at the time of disposition of your Shares.

Although the Shares of the Fund will be listed and traded on the NYSE Arca, there can be no guarantee that an active trading market for the Shares of the Fund will be maintained. If you need to sell your Shares at a time when no active market for them exists, the price you receive for your Shares, assuming that you are able to sell them, likely will be lower than what you would receive if an active market did exist.

The Fund is newly formed and may not be successful in implementing its investment objective or attracting sufficient assets.

The Fund is a new fund, with a limited or no operating history and a small asset base. There can be no assurance that the Fund will grow to or maintain a viable size. Due to the Fund’s small asset base, the Fund’s portfolio transaction costs and any costs that are not paid by the Sponsor pursuant to the Management Fee, may be relatively higher than those of a fund with a larger asset base. To the extent that the Fund does not grow to or maintain a viable size, it may be liquidated, and the expenses, timing and tax consequences of such liquidation may not be favorable to some Shareholders. In this regard, as of the date of this report there are three bitcoin futures-based ETFs. The first fund launched has obtained significantly more assets than the other two. To the extent that this "first mover" advantage continues to favor the first fund launched, this might constrain the Fund's growth.

Sponsoring the Fund will be the Sponsor’s first experience in the crypto asset markets.

There are risks related to the Sponsor’s lack of experience in the crypto asset markets, particularly with respect to marketing the Fund. To address this risk, the Sponsor has entered into the Support Agreement discussed above, under which Hashdex and Victory Capital will provide crypto asset related marketing services. To the extent that the Fund does not grow to or maintain a viable size, it may be liquidated, and the expenses, timing and tax consequences of such liquidation may not be favorable to some Shareholders.

Existing or future bitcoin futures-based ETFs may have significantly lower management fees, which may impede the growth of the Fund.

Existing and future bitcoin futures-based ETFs may have fees that are significantly lower than the Fund's. To the extent that the Fund has relatively higher fees than other such funds, this could impede growth of the Fund, possibly result in a lower NAV per Share, and otherwise pose a material risk to investors.

There are risks related to the Support Agreement and the planned transfer of operations to new management.

There are risks related to the Support Agreement and the planned transfer of operations to new management. Among other things, following the transfer of operations to Toroso, Toroso may not manage the Fund as effectively as the Sponsor. In addition, because a timeline for the transfer has not yet been determined, it is not known when the transfer of management will occur.

The Market for Bitcoin Futures-Based ETFs May Reach Saturation

The market for bitcoin futures-based ETFs like the Fund may reach a point where there is little or no additional investor demand. If this happens, there can be no assurance that the Fund will grow to or maintain a viable size. Due to the Fund’s small asset base, certain of the Fund’s expenses and its portfolio transaction costs may be higher than those of a fund with a larger asset base. To the extent that the Fund does not grow to or maintain a viable size, it may be liquidated, and the expenses, timing and tax consequences of such liquidation may not be favorable to some Shareholders.

Potential Conflicts of Interest

The Fund and the Sponsor may have conflicts of interest, which may cause them to favor their own interests to your detriment.

The Fund and the Sponsor may have inherent conflicts to the extent the Sponsor attempts to maintain the Fund’s asset size in order to preserve its fee income and this may not always be consistent with the Fund’s objective of having the value of its Shares’ NAV track changes in the Benchmark. The Sponsor’s officers and employees do not devote their time exclusively to the Fund. These persons may be directors, officers or employees of other entities. They could have a conflict between their responsibilities to the Fund and to those other entities.

The Sponsor’s principals, officers or employees may trade securities and futures and related contracts for their own accounts.

In addition, the Sponsor’s principals, officers or employees may trade securities and futures and related contracts for their own accounts. A conflict of interest may exist if their trades are in the same markets and occur at the same time as the Fund trades using the clearing broker to be used by the Fund. A potential conflict also may occur if the Sponsor’s principals, officers or employees trade their accounts more aggressively or take positions in their accounts that are opposite, or ahead of, the positions taken by the Fund.

The Sponsor has sole current authority to manage the investments and operations of the Fund, and this may allow it to act in a way that furthers its own interests and in conflict with your best interests, including the authority of the Sponsor to allocate expenses to and between the Funds. Shareholders have very limited voting rights, which will limit the ability to influence matters such as amendment of the Trust Agreement, changes in the Fund’s basic investment policies, dissolution of the Fund, or the sale or distribution of the Fund’s assets.

Shareholder Voting Rights and Liability

Shareholders have only very limited voting rights and generally will not have the power to replace the Sponsor. Shareholders will not participate in the management of the Fund and do not control the Sponsor so they will not have influence over basic matters that affect the Fund.

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

Although the Shares of the Fund are limited liability investments, certain circumstances such as bankruptcy could increase a Shareholder’s liability.

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

As a Shareholder, you will not have the rights enjoyed by investors in certain other types of entities.

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

A court could potentially conclude that the assets and liabilities of the Fund are not segregated from those of another series of the Trust, thereby potentially exposing assets in the Fund to the liabilities of another series.

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

The Fund does not expect to make cash distributions.

The Sponsor intends to re-invest any income and realized gains of the Fund in additional Benchmark Component Futures Contracts or cash and cash equivalents rather than distributing cash to Shareholders. Therefore, unlike mutual funds, commodity pools or other investment pools that generally distribute income and gains to their investors, the Fund generally will not distribute cash to Shareholders. You should not invest in the Fund if you will need cash distributions from the Fund to pay taxes on your Share of income and gains of the Fund, if any, or for any other reason. Although the Fund does not intend to make cash distributions, it reserves the right to do so in the Sponsor’s sole discretion, in certain situations, including for example, if the income earned from its investments held directly or posted as margin may reach levels that merit distribution, e.g., at levels where such income is not necessary to support its underlying investments in Benchmark Component Futures Contracts and investors adversely react to being taxed on such income without receiving distributions that could be used to pay such tax. Cash distributions may be made in these and similar instances.

Event Risk

The occurrence of a severe weather event, natural disaster, terrorist attack, outbreak or public health emergency as declared by the World Health Organization, the continuation or expansion of war or other hostilities, or a prolonged government shutdown may have significant adverse effects on the Fund and its investments and alter current assumptions and expectations.

The operations of the Fund, the exchanges, brokers and counterparties with which the Fund does business, and the markets in which the Fund does business could be severely disrupted in the event of a severe weather event, natural disaster, major terrorist attack, cyber-attack, data breach, outbreak or public health emergency as declared by the World Health Organization (such as the recent pandemic spread of the novel coronavirus known as COVID-19), or the continuation or expansion of war or other hostilities. Global terrorist attacks, anti-terrorism initiatives, and political unrest, as well as the adverse impact the COVID-19 pandemic will have on the global and U.S. markets and economy, continue to fuel this concern. For example, the COVID-19 pandemic may adversely impact the level of services currently provided by the U.S. government, could weaken the U.S. economy, interfere with the commodities markets that rely upon data published by U.S. federal government agencies, and prevent the Fund from receiving necessary regulatory review or approvals. The types of events discussed above, including the COVID-19 pandemic, are highly disruptive to economies and markets and have recently led, and may continue to lead, to increased market volatility and significant market losses.

More generally, a climate of uncertainty and panic, including the contagion of the COVID-19 virus and other infectious viruses or diseases, may adversely affect global, regional, and local economies and reduce the availability of potential investment opportunities, and increases the difficulty of performing due diligence and modeling market conditions, potentially reducing the accuracy of financial projections. Under these circumstances, the Fund may have difficulty achieving its investment objective which may adversely impact performance. Further, such events can be highly disruptive to economies and markets, significantly disrupt the operations of individual companies (including, but not limited to, the Fund’s Sponsor and third party service providers), sectors, industries, markets, securities and commodity exchanges, currencies, interest and inflation rates, credit ratings, investor sentiment, and other factors affecting the value of the Fund’s investments. These factors could cause substantial market volatility, exchange trading suspensions and closures that could impact the ability of the Fund to complete redemptions and otherwise affect Fund performance and Fund trading in the secondary market. A widespread crisis may also affect the global economy in ways that cannot necessarily be foreseen at the current time. How long such events will last and whether they will continue or recur cannot be predicted. Impacts from these events could have significant impact on the Fund’s performance, resulting in losses to your investment. The past, current and future global economic impact may cause the underlying assumptions and expectations of the Fund to become outdated quickly or inaccurate, resulting in significant losses.

Failures or breaches of electronic systems could disrupt the Fund’s trading activity and materially affect the Fund’s profitability.

Failures or breaches of the electronic systems of the Fund, the Sponsor, the Custodian or other financial institutions in which the Fund invests, or the Fund’s other service providers, market makers, Authorized Purchasers, NYSE Arca, exchanges on which Bitcoin Futures Contracts or other bitcoin interests are traded or cleared, or counterparties have the ability to cause disruptions and negatively impact the Fund’s business operations, potentially resulting in financial losses to the Fund and its Shareholders. Such failures or breaches may include intentional cyber-attacks that may result in an unauthorized party gaining access to electronic systems in order to misappropriate the Fund’s assets or sensitive information. While the Fund has established business continuity plans and risk management systems seeking to address system breaches or failures, there are inherent limitations in such plans and systems. Furthermore, the Fund cannot control the cyber security plans and systems of the Custodian or other financial institutions in which the Fund invests, or the Fund’s other service providers, market makers, Authorized Purchasers, NYSE Arca, exchanges on which bitcoin Futures Contracts or other bitcoin interests are traded or cleared, or counterparties.

Risk of Volatility

The price of bitcoin can be volatile which could cause large fluctuations in the price of Shares.

As discussed in more detail above, price movements for bitcoin are influenced by, among other things, the environment, natural or man-made disasters, governmental oversight and regulation, demographics, economic conditions, infrastructure limitations, existing and future technological developments, and a variety of other factors now known and unknown, any and all of which can have an impact on the supply, demand, and price fluctuations in the bitcoin markets. More generally, cryptocurrency prices may be influenced by economic and monetary events such as changes in interest rates, changes in balances of payments and trade, U.S. and international inflation rates, currency valuations and devaluations, U.S. and international economic events, and changes in the philosophies and emotions of market purchasers. Because the Fund invests in futures contracts in a single cryptocurrency, it is not a diversified investment vehicle, and therefore may be subject to greater volatility than a diversified portfolio of stocks or bonds or a more diversified commodity or cryptocurrency pool.

Volatility is a statistical measure of the dispersion of returns for a given security or market index. Volatility represents how large an asset’s prices swing around the mean price—it is a statistical measure of its dispersion of returns.

According to Bloomberg from 1/1/2019 to 5/27/2022 front month Bitcoin Futures Contracts exhibited an average implied 30-Day volatility of 67.71. The highest volatility during that period was 134.07 on 7/25/19 and the lowest was 25.62 on 4/1/2019

Bitcoin can be highly volatile, for example after a 774% price increase from 1/1/2020 prices peaked in May 2021 and front month Bitcoin Futures Contracts began to decline with a peak to trough retracement of 47.06% by 7/20/2021. Prices then rose from that low until 11/9/2021 resulting in a price increase of 127.58%. Front month Bitcoin Futures Contracts prices peaked on 11/9/2021 and have since seen a retracement of 57.05% as of 5/27/2022. Front month bitcoin futures prices have declined 54.51% since May 2021.

The table below includes significant single day price declines since inception of the Bitcoin Futures Contracts in December 2017 for both bitcoin (as measured by the BRR) and for Bitcoin Futures Contracts (as measured by the front month Bitcoin Futures Contract), including the single day price decline that occurred on September 7, 2021, followed by a brief narrative disclosure describing the significant declines:

Date	BTC1 Daily % Change	BRR Daily % Change	Notes
3/12/2020	-23.49%	-21.89%	The selloff in Bitcoin futures coincided with broader financial market duress at the onset of the COVID pandemic.
6/27/2019	-21.82%	-9.31%	Potentially signals near term profit taking as the front month contract gained, after gaining approximately 22% in the prior session.
6/13/2022	-20.09%	-15.45%	Selling picked up after failing to hold the $30,000 level, filling the gap created on the way up during December 2020.
1/16/2018	-19.97%	-13.50%	Bitcoin futures were relatively new and there was significant selling interest early on that carried through December 2018.
2/5/2018	-15.43%	-14.16%	Bitcoin futures were relatively new and there was significant selling interest early on that carried through December 2018.
5/9/2022	-13.90%	-4.85%	After failing to close back above $40,000 on May 4th, selling accelerated as market participants zeroed in on $30,000 as the next potential area of price support.
1/21/2022	-10.53%	-10.75%	The downtrend that began in November of 2021 showed signs of accelerating as prices traded at their lowest levels since July of 2021.
5/5/2022	-9.10%	-0.65%	After failing to close back above $40,000 on May 4th, selling accelerated as market participants appear to be testing ~$35,000 for potential support.
8/19/2022	-9.02%	-8.70%

Bitcoin futures had been trending higher for much of the summer as market participants assumed a "risk on" posture that was reflected in stock market during the same period. However, sentiment changed to "Risk off" as market participants began to re-think the Fed's tightening cycle, and potential for prolonged/deeper economic slowdown.

12/6/2021	-8.56%	0.56%	The previous session saw front-month Bitcoin futures get rejected after testing the 50-day moving average and reversing lower. Prices gapped lower on 12/06.
9/20/2021	-7.81%	-7.61%

After advancing nearly 70% since July 20th prices began to retrace on September 7th. Yet it wasn't until 09/20 that prices tested both the 50- and 100-day moving averages at the technical point where the 50-day was about to cross back above the 100-day. Suggests that this selling was technical in nature.

9/7/2021	-7.75%	-3.35%	The selling may have been the result of profit taking as Bitcoin futures closed over $50,000 for the first time in the prior session.
9/13/2022	-9.86%	-5.63%

Bitcoin rose to its highest level in the preceding three weeks during Asia trading hours, but the sell-off was swift after the U.S. consumer price index (US  Inflation) for August came in higher than expected.

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
5.	a $100 capital contribution to the Teucrium Agricultural Fund, another series of the Trust, in exchange for two shares of such fund; and
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

From June 9, 2010 (the commencement of operations) through September 30, 2022, 45,075,000 Shares of the Fund were sold at an aggregate offering price of $1,006,339,032. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund from June 9, 2010 (the commencement of operations) through September 30, 2022 in an amount equal to $1,178,405, resulting in net offering proceeds of $1,005,174,973. The offering proceeds were invested in corn futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Teucrium Soybean Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-167590	10,000,000	June 13, 2011
2	333-196210	-	June 30, 2014
3	333-217247	-	May 1, 2017
4	333-223940	5,000,000	April 30, 2018
5	333-241569	15,000,000	August 24, 2020
6	333-263448	Indeterminate Number of Shares	April 7, 2022

From September 19, 2011 (the commencement of the offering) through September 30, 2022, 16,075,000 Shares of the Fund were sold at an aggregate offering price of $291,042,004. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through September 30, 2022 in an amount equal to $247,265, resulting in net offering proceeds of $290,799,216. The offering proceeds were invested in soybean futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Teucrium Sugar Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-167585	10,000,000	June 13, 2011
2	333-196211	-	June 30, 2014
3	333-217248	-	May 1, 2017
4	333-223941	5,000,000	April 30, 2018
5	333-248545	15,000,000	October 2, 2020
6	333-263438	Indeterminate Number of Shares	April 7, 2022

From September 19, 2011 (the commencement of the offering) through September 30, 2022, 11,225,000 Shares of the Fund were sold at an aggregate offering price of $100,467,907. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through September 30, 2022 in an amount equal to $99,365, resulting in net offering proceeds of $100,370,640. The offering proceeds were invested in sugar futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Teucrium Wheat Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-167591	10,000,000	June 13, 2011
2	333-196209	-	June 30, 2014
3	333-212481	25,050,000	July 15, 2016
4	333-230623	30,000,000	April 29, 2019
5	333-263293	Indeterminate Number of Shares	March 9, 2022

From September 19, 2011 (the commencement of the offering) through September 30, 2022, 114,500,000 Shares of the Fund were sold at an aggregate offering price of $1,121,566,547. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through September 30, 2022 in an amount equal to $472,279, resulting in net offering proceeds of $1,121,124,446. The offering proceeds were invested in wheat futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Teucrium Agricultural Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-173691	5,000,000	February 10, 2012
2	333-201953	-	April 30, 2015
3	333-223943	-	April 30, 2018
4	333-254650	-	April 30, 2021
5	333-263450	Indeterminate Number of Shares	April 7, 2022

From March 28, 2012 (the commencement of the offering) through September 30, 2022, 2,287,500 Shares of the Fund were sold at an aggregate offering price of $77,555,646. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through September 30, 2022 in an amount equal to $22,305, resulting in net offering proceeds of $77,536,080. The offering proceeds were invested in Shares of the Underlying Funds and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Hashdex Bitcoin Futures ETF

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-256339	Indeterminate Number of Shares	September 14, 2022

From September 15, 2022 (the commencement of the offering) through September 30, 2022, 50,004 Shares of the Fund were sold at an aggregate offering price of $1,250,100. The offering proceeds were invested in bitcoin futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Issuer Purchases of CORN Shares:

Issuer Purchases of CANE Shares:

Issuer Purchases of WEAT Shares:

Issuer Purchases of SOYB Shares:

Issuer Purchases of TAGS Shares:

Issuer Purchases of DEFI Shares: Nothing to report.

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

Date: November 9, 2022

Teucrium Commodity Trust (Registrant)

By:	Teucrium Trading, LLC
its Sponsor

By:	/s/ Sal Gilbertie
Name:	Sal Gilbertie
Chief Executive Officer

Date: November 9, 2022

