Form 10-K
period 2022-12-31
Teucrium Commodity Trust
filed 2023-03-01
CIK 1471824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2022

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

(802) 540-0019

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol	Name of each exchange on which registered
Shares of Teucrium Corn Fund	CORN	NYSE Arca, Inc.
Shares of Teucrium Sugar Fund	CANE	NYSE Arca, Inc.
Shares of Teucrium Soybean Fund	SOYB	NYSE Arca, Inc.
Shares of Teucrium Wheat Fund	WEAT	NYSE Arca, Inc.
Shares of Teucrium Agricultural Fund	TAGS	NYSE Arca, Inc.
Shares of Hashdex Bitcoin Futures ETF	DEFI	NYSE Arca, Inc.

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated Filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐ Yes ☒ No

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.1D-1(b) ☐ Yes ☒ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the units of each series of the registrant held by non-affiliates as of June 30, 2022 are included in the table below:

	Aggregate Market Value of Each Funds’ Shares Held by Non-Affiliates as of June 30, 2022	Total Number of Outstanding Shares as of February 28, 2023

Teucrium Corn Fund	$239,649,101	5,050,004

Teucrium Sugar Fund	32,387,037	2,425,004

Teucrium Soybean Fund	75,091,608	1,575,004

Teucrium Wheat Fund	450,870,036	25,525,004

Teucrium Agricultural Fund	47,381,812	1,175,002

Hashdex Bitcoin Futures ETF	0	50,004

Total	$845,379,594

DOCUMENTS INCORPORATED BY REFERENCE:

NONE

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

PART I

Item 1. Business

The Trust and the Funds

Teucrium Commodity Trust (“Trust”), a Delaware statutory trust organized on September 11, 2009, is a series trust consisting of six series: Teucrium Corn Fund (“CORN”), Teucrium Sugar Fund (“CANE”), Teucrium Soybean Fund (“SOYB”), Teucrium Wheat Fund (“WEAT”), Teucrium Agricultural Fund (“TAGS”) and Hashdex Bitcoin Futures ETF (“DEFI”). All of the series of the Trust are collectively referred to as the “Funds” and singularly as the “Fund.” Collectively, CORN, CANE, SOYB and WEAT are referred to as the “Agricultural Funds.”  Each Fund is a commodity pool that is a series of the Trust. The Funds issue common units, called “Shares,” representing fractional undivided beneficial interests in a Fund. The Trust and the Fund operate pursuant to the Trust’s Fifth Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”), dated April 26, 2019. The Trust Agreement may be found on the SEC’s EDGAR filing database at:  https://www.sec.gov/Archives/edgar/data/1471824/000165495419004852/ex31.htm .

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

The Trust and the Funds operate pursuant to the Trust Agreement. Under the Trust Agreement, the Sponsor is solely responsible for management and conducts or directs the conduct of the business of the Trust, the Fund, and any series of the Trust that may from time to time be established and designated by the Sponsor. The Sponsor is required to oversee the purchase and sale of Shares by Authorized Purchasers and to manage the Fund’s investments, including to evaluate the credit risk of FCMs and swap counterparties and to review daily positions and margin/collateral requirements. The Sponsor has the power to enter into agreements as may be necessary or appropriate for the offer and sale of the Fund’s Shares and the oversight of the Trust’s activities. Accordingly, the Sponsor is responsible for selecting service providers such as the Trustee, Administrator, Distributor, the independent registered public accounting firm of the Trust, and any legal counsel employed by the Trust. The Sponsor is also responsible for preparing and filing periodic reports on behalf of the Trust with the SEC and will provide any required certification for such reports. No person other than the Sponsor and its principals was involved in the organization of the Trust or the Fund.

Teucrium Trading, LLC designed the Funds to offer liquidity, transparency, and capacity in single‐commodity investing for a variety of investors, including institutions and individuals, in an exchange‐traded product format. The Funds have also been designed to mitigate the impacts of contango and backwardation, situations that can occur in the course of commodity trading which can affect the potential returns to investors. Backwardation is defined as a market condition in which a futures price of a commodity is lower in the distant delivery months than in the near delivery months, while contango, the opposite of backwardation, is defined as a condition in which distant delivery prices for futures exceed spot prices, often due to the costs of storing and insuring the underlying commodity.

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

On June 13, 2011, the initial Forms S-1 for CANE, SOYB, and WEAT were declared effective by the SEC. On September 16, 2011, two Creation Baskets were issued for each Fund, representing 100,000 shares and $2,500,000, for CANE, SOYB, and WEAT. On September 19, 2011, CANE, SOYB, and WEAT started trading on the NYSE Arca. The current registration statements for CANE and SOYB were  declared effective by the SEC on April 7, 2022. This registration statements for CANE and SOYB registered an indeterminate number of shares each. The current registration statement for WEAT was declared effective on March 9, 2022. This registration statement for WEAT registered an indeterminate number of shares.

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

Investing Strategy

Overview

The investment objective of the Agriculture Funds and DEFI is to have the daily changes in the NAV of the Fund’s Shares reflect the daily changes in a weighted average of the closing settlement prices for certain futures contracts (“Futures Contracts”) for the commodity or cryptocurrency specified in the Fund’s name. (This weighted average is referred to herein as the Fund’s “Benchmark,” the Futures Contracts that at any given time make up a Fund’s Benchmark are referred to herein as the Fund’s “Benchmark Component Futures Contracts,” and the commodity or cryptocurrency specified in the Underlying Fund’s name is referred to herein as its “Specified Commodity or Specified Cryptocurrency.”) The investment objective of TAGS is to provide daily investment results that reflect the combined daily performance of the Agricultural Funds. Each Fund pursues its investment objective by investing in a portfolio of Futures Contracts that expire in a specific month and trade on a specific exchange in the designated commodity comprising the Benchmark, or, in the case of TAGS, shares of the Agricultural Funds.

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

The reasons for and circumstances that may trigger any such changes may vary widely and cannot be predicted. However, by way of example, the Funds may change the term structure or underlying components of the Benchmark in furtherance of the Fund’s investment objective of tracking the price of the specified commodity or cryptocurrency for future delivery (or, for TAGS, the investment objective of tracking the combined performance of the Underlying Funds) if, due to market conditions, a potential or actual imposition of position limits by the CFTC or futures exchange rules, or the imposition of risk mitigation measures by a futures commission merchant restricts the ability of the Fund (or, for TAGS, an Underlying Fund) to invest in the current Benchmark Futures Contracts.  The Funds would file a current report on Form 8-K and a prospectus supplement to describe any such change and the effective date of the change. Shareholders may modify their holdings of the Fund’s shares in response to any change by purchasing or selling Fund shares through their broker-dealer.

The Investment Objectives of the Funds

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

As noted, the Agricultural Funds and DEFI seek to achieve their investment objective by investing under normal market conditions in Benchmark Component Futures Contracts (“Futures Contracts”) of the Fund or, in certain circumstances, in other Futures Contracts for its Specified Commodity. In addition, and to a limited extent, a Fund also may invest in exchange traded options on Futures Contracts for its Specified Commodity. Once position limits or accountability levels on Futures Contracts on a Fund’s Specified Commodity are applicable, each Fund’s intention is to invest first in contracts and instruments such as cash-settled options on Futures Contracts and forward contracts, swaps and other over the counter transactions that are based on the price of its Specified Commodity or Futures Contracts on its Specified Commodity (collectively, “Other Commodity or Cryptocurrency Interests,” and together with Futures Contracts, “Commodity or Cryptocurrency Interests”). By utilizing certain or all of these investments, the Sponsor will endeavor to cause each Fund’s performance to closely track that of its Benchmark.

The Sponsor operates the Agricultural Funds and DEFI with the intent to never hold a Benchmark Component Futures Contract once it becomes the next to expire contract (commonly called the “spot” contract). Accordingly, the positions of each Fund in its Specified Commodity or Cryptocurrency Interests are changed or “rolled” on a regular basis in order to track the changing nature of the Benchmark. Using CORN as an example, five times a year (on the dates on which certain Corn Futures Contracts expire), a particular Corn Futures Contract will no longer be a Benchmark Component Futures Contract, and the Corn Fund’s investments will have to be changed accordingly. Corn Futures Contracts traded on the CBOT expire on a specified day in the following five months: March, May, July, September, and December. Therefore, in terms of the Benchmark, in June of a given year the next to expire or “spot month” Corn Futures Contract will expire in July of that year, and the Benchmark Component Futures Contracts will be the contracts expiring in September of that year (the second to expire contract), December of that year (the third to expire contract), and December of the following year. As another example using CORN, in November of a given year the Benchmark Component Futures Contracts will be the contracts expiring in March, May and December of the following year. (The Teucrium Corn Fund is designed to roll or replace its contracts five times per year but will always hold a December Corn Futures Contract as an “anchor” month.) The Sponsor will determine if the investments of a Fund will be “rolled” in one day or over a period of several days, in order that any trading does not signal unwanted market movements and to make it more difficult for third parties to profit by trading ahead based on such expected market movements. Such “roll” periods are posted to the website well in advance of the “roll” date.

The Sponsor employs a “neutral” investment strategy intended to track the changes in the Benchmark of each Fund regardless of whether the Benchmark goes up or goes down. A Fund’s “neutral” investment strategy is designed to permit investors generally to purchase and sell the Fund’s Shares for the purpose of investing indirectly in the commodity specific market in a cost-effective manner. Such investors may include participants in the specific industry and other industries seeking to hedge the risk of losses in their commodity specific related transactions, as well as investors seeking exposure to that commodity market. Accordingly, depending on the investment objective of an individual investor, the risks generally associated with investing in the commodity specific market and/or the risks involved in hedging may exist. In addition, an investment in a Fund involves the risks that the changes in the price of the Fund’s Shares will not accurately track the changes in the Benchmark, and that changes in the Benchmark will not closely correlate with changes in the price of the commodity on the spot market. The Sponsor does not intend to operate any Fund in a fashion such that its per share NAV equals, in dollar terms, the spot price of the commodity or the price of any particular commodity specific Futures Contract.

Calculation of the Benchmarks for the Agriculture Funds and DEFI

(The following section discusses the Benchmark Component Futures Contracts of the Agricultural Funds and DEFI).

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

Each Benchmark is rebalanced periodically to ensure that each of the Benchmark Component Futures Contracts is weighted in the same proportion as in the investment objective for each Fund. The following tables reflect the December 31, 2022, Benchmark Component Futures Contracts weights for each of the Funds. The contract held is identified by the generally accepted nomenclature of contract month and year, which may differ from the month in which the contract expires:

CORN Benchmark Component Futures Contracts

	NUMBER OF CONTRACTS	NOTIONAL AMT.	WEIGHT (%)
CBOT corn futures JUL23	1,363	$45,779,763	30%
CBOT corn futures MAY23	1,575	$53,392,500	35%
CBOT corn futures DEC23	1,750	$53,440,625	35%

TOTAL		$152,612,888	100.00%

SOYB Benchmark Component Futures Contracts

	NUMBER OF CONTRACTS	NOTIONAL AMT.	WEIGHT (%)
CBOT soybean futures MAR23	268	$20,421,600	35%
CBOT soybean futures MAY23	229	$17,518,500	30%
CBOT soybean futures NOV23	289	$20,472,038	35%

TOTAL		$58,412,138	100%

CANE Benchmark Component Futures Contracts

	NUMBER OF CONTRACTS	NOTIONAL AMT.	WEIGHT (%)
ICE sugar futures MAY23	401	$8,407,526	35%
ICE sugar futures JUL23	362	$7,289,811	30%
ICE sugar futures MAR24	427	$8,565,278	35%

TOTAL		$24,262,615	100.00%

WEAT Benchmark Component Futures Contracts

	NUMBER OF CONTRACTS	NOTIONAL AMT.	WEIGHT (%)
CBOT wheat futures JUL23	1,711	$68,696,650	30%
CBOT wheat futures MAY23	2,005	$80,074,688	35%
CBOT wheat futures DEC23	1,956	$80,220,450	35%

TOTAL		$228,991,788	100.00%

TAGS Benchmark Component Futures Contracts

	FAIR VALUE	WEIGHT (%)
Teucrium Corn Fund	$9,885,980	25%
Teucrium Soybean Fund	$9,921,042	25%
Teucrium Wheat Fund	$10,020,023	25%
Teucrium Sugar Fund	$9,745,653	25%

TOTAL	$39,572,698	100%

DEFI Benchmark Component Futures Contracts

	NUMBER OF CONTRACTS	NOTIONAL AMT.	WEIGHT (%)
CME Bitcoin futures JAN23	6	$496,050	46%
CME Bitcoin futures FEB23	7	$575,575	54%

TOTAL		$1,071,625	100.00%

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

The total portfolio composition for each Fund is disclosed each business day that the NYSE Arca is open for trading on the Sponsor’s website. The website for the Agricultural Funds and the Sponsor is www.teucrium.com. The website for the Hashdex Bitcoin Futures ETF is www.hashdex-etfs.com. The website(s) are accessible at no charge. The website disclosure of portfolio holdings is made daily and includes, as applicable, the name and value of each Futures Contract (or Underlying Fund in the case of TAGS), other commodity or cryptocurrency interests and the amount of cash and cash equivalents held in the Fund’s portfolio.

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

The Funds seek to earn interest and other income (“interest income”) from cash equivalents that it purchases and, on the cash it holds through the Custodian or other financial institutions. The Sponsor anticipates that the interest income will increase the NAV of each Fund. The Funds apply the interest income to the acquisition of additional investments or use it to pay its expenses. If the Fund reinvests the earned interest income, it makes investments that are consistent with its investment objectives as disclosed. Any cash equivalent invested by a Fund will have original maturity dates of three months or less at inception. Any cash equivalent invested by a Fund will be deemed by the Sponsor to be of investment grade quality. As of December 31, 2022, available cash balances in each of the Funds were invested in the First American Government Obligations Fund - Class X, in the Goldman Sachs Financial Square Government Fund – Institutional Class, in demand deposits at Capital One, and in commercial paper with maturities of ninety days or less. Additionally, the CORN, SOYB, CANE, WEAT and DEFI Funds may invest a portion of the amount of funds required to be deposited with the FCM as initial margin in U.S. Treasury obligations with time to maturity of 90 days or less. The obligations are purchased and held in the respective Fund accounts through the FCM.

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

The Corn Market

Corn is currently the most widely produced livestock feed grain in the United States. The two largest demands of the United States’ corn crop are used in livestock feed and ethanol production. Corn is also processed into food and industrial products, including starch, sweeteners, corn oil, beverages and industrial alcohol. The United States Department of Agriculture (“USDA”) publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide corn production and consumption, and for other grains such as soybeans and wheat which can be used in some cases as a substitute for corn. These reports are available on the USDA’s website, www.usda.gov, at no charge. The outlook provided below is from the January 12, 2023 USDA report.

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

Recent geopolitical, economic and inflationary events may have impacted the level of “backwardation” that the funds holdings experienced and potentially placed upward pressure on the prices of a wide variety of commodities. As a result, near to expire contracts can trade at a higher price than longer to expire contracts, a situation referred to as “backwardation.” Putting aside the impact of the overall movement in prices of corn and corn futures, the Benchmark Component Futures Contracts (the corn futures contracts that the Fund invests in to achieve its investment objective) would tend to rise as they approach expiration. This backwardation may benefit the Fund because it will sell more expensive contracts and buy less expensive contracts on an ongoing basis.

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

The United States is the world’s leading producer and exporter of corn. For the Crop Year 2022-23, the United States Department of Agriculture (“USDA”) estimates that the U.S. will produce approximately 30% of all the corn globally, of which about 14% will be exported. For 2022-23, based on the January 12, 2023 USDA reports, global consumption of 1,165 Million Metric Tons (MMT) is expected to be slightly higher than global production of 1,156 MMT. If the global demand for corn is not equal to global supply, this may have an impact on the price of corn. Besides the United States, other principal world corn exporters include Argentina, Brazil, Russia, South Africa, and Ukraine. Major import nations include Mexico, Japan, the European Union (EU), South Korea, Egypt, and parts of Southeast Asia. China’s production at 277 MMT is approximately 7% less than its domestic usage.

According to the USDA, global corn consumption has increased 598% from crop year 1960/1961 to 2022/2023 as demonstrated by the graph below and is projected to continue to grow in coming years. Consumption growth is the result of a combination of many factors including: 1) global population growth, which, according to the U.S. Census Department, is estimated to reach 9.7 billion by 2050; 2) a growing global middle class which is increasing the demand for protein and meat-based products globally and most significantly in developing countries; and 3) increased use of biofuels, including ethanol in the United States.

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

The price per bushel of corn in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to November 2022.

On January 12, 2023, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2022-23. The exhibit below provides a summary of historical and current information for United States corn production.

Standard Corn Futures Contracts trade on the CBOT in units of 5,000 bushels. Three grades of corn are deliverable under CBOT Corn Futures Contracts: Number 1 yellow, which may be delivered at 1.5 cents over the contract price; Number 2 yellow, which may be delivered at the contract price; and Number 3 yellow, between a 2 and 4 cents per bushel under contract price depending on broken corn and foreign material and damage grade factors. There are five months each year in which CBOT Corn Futures Contracts expire: March, May, July, September, and December.

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

The Soybean Market

Global soybean production is concentrated in the U.S., Brazil, Argentina and China. The United States Department of Agriculture (“USDA”) has estimated that, for the Crop Year 2022-23, the United States will produce approximately 116 MMT of soybeans or approximately 30% of estimated world production, with Brazil production at 153 MMT. Argentina is projected to produce about 46 MMT. For 2022-23, based on the January 12, 2023 USDA report, global consumption of 379 MMT is estimated slightly lower than global production of 388 MMT. If the global demand for soybeans is not equal to global supply, this may have an impact on the price of soybeans. Global soybean consumption may fluctuate year over year due to any number of reasons which may include, but is not limited to, economic conditions, global health concerns, and international trade policy. Soybeans are a staple commodity used pervasively across the globe so that any contractions in consumption may only be temporary as has historically been the case. The USDA publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide soybean production and consumption. These reports are available on the USDA’s website, www.usda.gov, at no charge. The outlook provided below is from the January 12, 2023 USDA report.

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

The price per bushel of soybeans in the United States is primarily a function of both U.S. and global production and demand. The price per bushel of soybeans can be affected by the price of corn; because corn and soybeans are planted on the same acres, farmers must choose which crop to plant each year. If corn prices rise enough to incentivize the planting of corn over soybeans, the supply and price of soybeans could be affected. Long term impacts from sanctions, shipping disruptions, collateral war damage, and a potential expansion of the conflict between Russia and Ukraine could further disrupt the availability of agricultural products and supplies. China remains the largest importer of soybeans in the world. Volatility, trading volumes, and prices in global corn and soybean markets have risen dramatically and are expected to continue indefinitely at elevated levels. Given all of the above factors, the Sponsor has no ability to discern when current high levels of volatility will subside.

Recent geopolitical, economic and inflationary events may have impacted the level of “backwardation” that the funds holdings experienced and potentially placed upward pressure on the prices of a wide variety of commodities. As a result, near to expire contracts trade at a higher price than longer to expire contracts, a situation referred to as “backwardation.” Putting aside the impact of the overall movement in prices of soybeans and soybean futures, the Benchmark Component Futures Contracts (the soybean futures contracts that the Fund invests in to achieve its investment objective) would tend to rise as they approach expiration. This backwardation may benefit the Fund because it will sell more expensive contracts and buy less expensive contracts on an ongoing basis.

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

The price per bushel of soybeans in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to November 2022.

On January 12, 2023, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2022-23. The exhibit below provides a summary of historical and current information for United States soybean production.

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

Recent geopolitical, economic and inflationary events may have impacted the level of “backwardation” that the funds holdings experienced and potentially placed upward pressure on the prices of a wide variety of commodities. As a result, near to expire contracts trade at a higher price than longer to expire contracts, a situation referred to as “backwardation.” Putting aside the impact of the overall movement in prices of sugar and sugar futures, the Benchmark Component Futures Contracts (the sugar futures contracts that the Fund invests in to achieve its investment objective) would tend to rise as they approach expiration. This backwardation may benefit the Fund because it will sell more expensive contracts and buy less expensive contracts on an ongoing basis.

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

The United States Department of Agriculture (“USDA”) publishes two major reports annually on U.S. domestic and worldwide sugar production and consumption. These are usually released in November and May. In addition, the USDA publishes periodic, but not as comprehensive, reports on sugar monthly. These reports are available on the USDA’s website, www.usda.gov, at no charge. The USDA’s November 2022 report for the 2022-23 Marketing year estimated global production of 183.2 MMT as higher production in Brazil, China, and Russia is expected to more than offset declines in the European Union, India and Ukraine. Consumption is expected to rise due to growth in markets including China, Indonesia, and Russia. Stocks are forecast lower as growth in global consumption exceeds the rise in production. Global sugar consumption may fluctuate year over year due to any number of reasons which may include, but is not limited to, economic conditions, global health concerns, international trade policy. Sugar is a staple commodity used pervasively across the globe so that any contractions in consumption may only be temporary as has historically been the case.

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

The Wheat Market

Wheat is used to produce flour, the key ingredient for breads, pasta, crackers, and many other food products, as well as several industrial products such as starches and adhesives. Wheat by-products are used in livestock feeds. Wheat is the principal food grain produced in the United States, and the United States’ output of wheat is typically exceeded only by that of China, the European Union, Russia, and India. The United States Department of Agriculture (“USDA”) estimates that for 2022-23, the principal global producers of wheat will be the EU, Russia, Ukraine, China, India, the United States, Australia, and Canada. The U.S. generates approximately 6% of global production, with approximately 47% of that being exported. For 2022-23, based on the January 12, 2023 USDA report, global consumption of 790 MMT is estimated to be slightly higher than production of 781 MMT. If the global demand of wheat is not equal to global supply, this may have an impact on the price of wheat. Global wheat consumption may fluctuate year over year due to any number of reasons which may include, but is not limited to, economic conditions, global health concerns, international trade policy. Wheat is a staple commodity used pervasively across the globe so that any contractions in consumption may only be temporary as has historically been the case. The USDA publishes weekly, monthly, quarterly, and annual updates for U.S. domestic and worldwide wheat production and consumption. These reports are available on the USDA’s website, www.usda.gov, at no charge. The outlook provided herein is from the January 12, 2023 USDA report.

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

Recent geopolitical, economic and inflationary events may have impacted the level of “backwardation” that the funds holdings experienced and potentially placed upward pressure on the prices of a wide variety of commodities. As a result, near to expire contracts trade at a higher price than longer to expire contracts, a situation referred to as “backwardation.” Putting aside the impact of the overall movement in prices of wheat and wheat futures, the Benchmark Component Futures Contracts (the wheat futures contracts that the Fund invests in to achieve its investment objective) would tend to rise as they approach expiration. This backwardation may benefit the Fund because it will sell more expensive contracts and buy less expensive contracts on an ongoing basis.

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

The price per bushel of wheat in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to November 2022.

On January 12, 2023, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2022-23. The exhibit below provides a summary of historical and current information for United States wheat production.

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

Competitive Environment

Investors may choose among several options when considering an investment in agricultural commodities. For instance, an investor may choose to invest directly in commodity futures, although such an investment generally requires significant capital. Additionally, there are a variety of commodity index funds which include baskets of commodity or cryptocurrency Interests; these funds invest in a range of commodity or cryptocurrency Interests, although some are weighted toward, or invest solely in, agricultural commodities. Finally, there are exchange traded notes which are credit instruments, some of which may invest or mirror investments in agricultural commodities.

The Sponsor’s Operations

The Sponsor established the Trust and caused the Trust to establish the first series, the Corn Fund, which commenced offering its Shares to the public on June 9, 2010. Three additional series, namely the Sugar Fund, the Soybean Fund and the Wheat Fund, commenced offering of shares in September 2011 and the Teucrium Agricultural Fund commenced operation on March 28, 2012. The Hashdex Bitcoin Futures ETF commenced operations on September 16, 2022.  In addition to establishing these series, operating those series that have commenced offering their shares, and obtaining capital from a small number of outside investors in order to engage in these activities, the Sponsor also offers Commodity Trading Advisory services to U.S. ETFs.

Teucrium Investment Advisors, LLC, a wholly owned subsidiary of Teucrium Trading, LLC, which was formed on January 4, 2022.

The Trust and the Funds do not have any employees or officers. Any persons acting as agents of the Trust, or the Funds do so as employees or officers of the Sponsor.

Under the Trust Agreement, the Sponsor is solely responsible for the management, and conducts or directs the conduct of the business of the Trust, the Funds, and any series of the Trust that may from time to time be established and designated by the Sponsor. The Sponsor is required to oversee the purchase and sale of Shares by Authorized Purchasers and to manage the Fund’s investments, including to evaluate the credit risk of futures commission merchants (FCMs) and swap counterparties and to review daily positions and margin/collateral requirements. The Sponsor has the power to enter into agreements as may be necessary or appropriate for the offer and sale of the Fund’s Shares and the oversight of the Trust’s activities. Accordingly, the Sponsor is responsible for selecting service providers for the Trust, such as the Trustee, Administrator, Distributor, the independent registered public accounting firm of the Trust, and any legal counsel employed by the Trust. The Sponsor is also responsible for preparing and filing periodic reports on behalf of the Trust with the SEC and will provide any required certification for such reports. The Sponsor also maintains a website on behalf of each of the Agricultural Funds. No person other than the Sponsor and its principals was involved in the organization of the Trust or the Funds.

A portion of the aggregate common expenses of the Funds is related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Trust and the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Trust and the Funds. For the period ended December 31, such expenses, which are primarily included as distribution and marketing fees, totaled $2,721,842 in 2022, $2,321,539 in 2021, and $2,279,672 in 2020; of these amounts, $518,599 in 2022, $1,052,715 in 2021, and $775,432 in 2020 were waived by the Sponsor.

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

Ownership or “membership” interests in the Sponsor are owned by persons referred to as “members.” The Sponsor currently has three voting or “Class A” members - Mr. Sal Gilbertie, Mr. Dale Riker and Mr. Carl N. Miller III - and a small number of non-voting or “Class B” members who have provided working capital to the Sponsor. Messrs. Gilbertie and Riker each currently own 45.74%, and Mr. Miller owns 8.52% of the Sponsor’s Class A membership interests.

Management of the Sponsor

In general, under the Sponsor’s Amended and Restated Limited Liability Company Operating Agreement, as amended from time to time, the Sponsor (and as a result the Trust and each Fund) is managed by the officers of the Sponsor. The Chief Executive Officer of the Sponsor is responsible for the overall strategic direction of the Sponsor and has general control of its business. The Chief Investment Officer and President of the Sponsor is primarily responsible for new investment product development with respect to the Funds. The Chief Operating Officer has primary responsibility for trade operations, trade execution, and portfolio activities with respect to the Fund. The Chief Financial Officer, Chief Accounting Officer and Chief Compliance Officer acts as the Sponsor’s principal financial and accounting officers. Furthermore, certain fundamental actions regarding the Sponsor, such as the removal of officers, the addition or substitution of members, or the incurrence of liabilities other than those incurred in the ordinary course of business and de minimis liabilities, may not be taken without the affirmative vote of a majority of the Class A members (which is generally defined as the affirmative vote of Mr. Gilbertie and one of the other two Class A members). The Sponsor has no board of directors, and the Trust has no board of directors or officers. The three Class A members of the Sponsor are Sal Gilbertie, Dale Riker and Carl N. Miller III.

The Officers of the Sponsor, one of whom is a Class A member of the Sponsor, are the following:

Sal Gilbertie has been the President of the Sponsor since its inception, its Chief Investment Officer since September 2011, and its Chief Executive Officer and Secretary since September 17, 2018, and was approved by the NFA as a principal of the Sponsor on September 23, 2009 and registered as an associated person of the Sponsor on November 10, 2009. He maintains his main business office at 65 Adams Road, Easton, Connecticut 06612. Effective July 16, 2012, Mr. Gilbertie was registered with the NFA as the Branch Manager for this location. Since October 18, 2010, Mr. Gilbertie has been an associated person of the Distributor under the terms of the Securities Activities and Services Agreement (“SASA”) between the Sponsor and the Distributor. Additional information regarding the SASA can be found in the section of this disclosure document entitled “Plan of Distribution.” From October 2005 until December 2009, Mr. Gilbertie was employed by Newedge USA, LLC, an FCM and broker-dealer registered with the CFTC and the SEC, where he headed the Renewable Fuels/Energy Derivatives OTC Execution Desk and was an active futures contract and over the counter derivatives trader and market maker in multiple classes of commodities. (Between January 2008 and October 2008, he also held a comparable position with Newedge Financial, Inc., an FCM and an affiliate of Newedge USA, LLC.) From October 1998 until October 2005, Mr. Gilbertie was principal and co-founder of Cambial Asset Management, LLC, an adviser to two private funds that focused on equity options, and Cambial Financing Dynamics, a private boutique investment bank. While at Cambial Asset Management, LLC and Cambial Financing Dynamics, Mr. Gilbertie served as principal and managed the day to day activities of the business and the portfolio of both companies. Mr. Gilbertie is 62 years old.

Cory Mullen-Rusin has been the Chief Financial Officer, Chief Accounting Officer and Chief Compliance Officer of the Sponsor since September 17, 2018 and Ms. Mullen-Rusin has primary responsibility for the financial management, compliance and reporting of the Sponsor and is in charge of its books of account and accounting records, and its accounting procedures. She maintains her main business office at Three Main Street, Suite 215, Burlington, Vermont 05401. Ms. Mullen-Rusin was approved by the NFA as a Principal of the Sponsor on October 8, 2018. Ms. Mullen-Rusin began working for the Sponsor in September 2011 and worked directly with the former CFO at Teucrium for seven years. Her responsibilities included aspects of financial planning, financial operations, and financial reporting for the Trust and the Sponsor. Additionally, Ms. Mullen-Rusin assisted in developing, instituting, and monitoring the effectiveness of processes and procedures to comply with all regulatory agency requirements. Ms. Mullen-Rusin graduated from Boston College with a Bachelor of Arts and Science in Communications in 2009, where she was a four-year scholarship player on the NCAA Division I Women’s Basketball team. In 2017, she earned a Master of Business Administration from Nichols College. Ms. Mullen-Rusin is 35 years old.

Steve Kahler, Chief Operating Officer, began working for the Sponsor in November 2011 as Managing Director in the trading division. He became the Chief Operating Officer on May 24, 2012 and served in that capacity through September 6, 2018, at which time he resigned. Mr. Kahler was unemployed from September 7, 2018 until October 10, 2018, when he was reappointed as Chief Operating Officer. Mr. Kahler is primarily responsible for making trading and investment decisions for the Funds, and for directing each Fund’s trades for execution.  He maintains his main business office at 13520 Excelsior Blvd., Minnetonka, MN 55345. Mr. Kahler was registered as an Associated Person of the Sponsor on November 8, 2011 to September 7, 2018 and re-registered as an Associated Person on October 5, 2018. Mr. Kahler was registered as a Branch Manager of the Sponsor on March 16, 2012 to September 7, 2018 and was registered again from October 5, 2018 to September 29, 2021. Prior to his employment with the Sponsor, Mr. Kahler worked for Cargill Inc., an international producer and marketer of food, agricultural, financial and industrial products and services, from April 2006 until November 2011 in the Energy Division as Senior Petroleum Trader. In October 2006 and while employed at Cargill Inc., Mr. Kahler was approved as an Associated Person of Cargill Commodity Services Inc., a commodity trading affiliate of Cargill Inc. from September 13, 2006 to November 9, 2011. Mr. Kahler graduated from the University of Minnesota with a Bachelors of Agricultural Business Administration and is 55 years old.

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

The Clearing Brokers

Effective as of December 1, 2022, E D & F Man Capital Markets, Inc., one the Fund’s clearing brokers, changed its name to “Marex Capital Markets Inc.

Currently, Marex Capital Markets, Inc. (“Marex”), StoneX Financial Inc. (“StoneX”) and Phillip Capital Inc. (“Phillip Capital”) serve as the Funds’ clearing brokers to execute and clear futures contracts and provide other brokerage-related services. Marex, StoneX  and Phillip Capital are each registered as a futures commission merchant (“FCM”) with the U.S. CFTC and are members of the NFA. The clearing brokers are registered as broker-dealers with the SEC and are each a member of FINRA. Marex, StoneX and Phillip Capital are each clearing members of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar and Wheat Futures Contracts, Marex is paid $11.00 per round turn. StoneX is paid $2.50 per round turn exclusive of pass-through fees for the exchange and the NFA. Additionally, if the monthly commissions paid by each Fund does not equal or exceed 20% return on the StoneX Capital Requirement at 9.6% of the Exchange Maintenance Margin, each Fund will pay a true up to meet that return at the end of each month. These expenses are recognized on a per-trade basis. The half-turn is recognized as an unrealized loss on the combined statements of operations, and a full turn is recognized as a realized loss on the combined statements of operations when a contract is sold. For Bitcoin futures contracts, StoneX is paid $10.00 -$25.00 per half-turn exclusive of pass through fees for the exchange and NFA.  Phillip Capital is paid $35.00 - $45.00 per half-turn exclusive of pass through fees for the exchange, NFA, execution fees and platform and exchange data fees.

Except as indicated below, there have been no material civil, administrative, or criminal proceedings pending, on appeal, or concluded against the Clearing Brokers or its principals in the past five (5) years.

Litigation Disclosure for Marex

United States District Court for the Southern District of New York, Civil Action No. 19-CV-8217

In a private litigation, plaintiffs allege, among other things, that Marex made certain fraudulent misrepresentations to them that they relied upon in connection with a futures account carried by Marex in its capacity as a futures commission merchant. The plaintiffs allege claims of common law fraud, negligence, breach of fiduciary duty, breach of contract, breach of the duty of good faith and fair dealing and misrepresentation/omission and seek compensatory damages of approximately $2,029,659 plus interest, costs, attorneys’ fees and punitive damages. Marex filed an Amended Answer and a Counterclaim in which Marex denies the substantive allegations against it and asserted a counterclaim for breach of contract, indemnification and legal fees. On June 30, 2021, Marex received the Opinion and Order in which the judge ruled against the plaintiffs and in favor of Marex. Judgment was entered in favor of Marex in the amount of $1,762,266.57, plus prejudgment interest and attorney’s fees and costs. On September 29, 2021, Marex received an Opinion and Order in which the judge awarded Marex $1,402,234.32 in attorneys’ fees and costs.

For a list of concluded actions, please go to http://www.nfa.futures.org/basicnet/welcome.aspx. This link will take you to the Welcome Page of the NFA’s Background Affiliation Status Information Center (“BASIC”). At this page, there is a box where you can enter the NFA ID of Marex Capital Markets, Inc. (0002613) and then click “Go”. You will be transferred to the NFA’s information specific to Marex. Under the heading “Regulatory Actions,” click “details” and you will be directed to the full list of regulatory actions brought by the CFTC and exchanges.

Litigation Disclosure for Phillip Capital

Phillip Capital Inc. (“Phillip Capital”) is a registered futures commission merchant and is a member of the NFA. Its main office is located at 141 West Jackson Blvd., Suite 1531A, Chicago, Illinois 60604. In the normal course of its business, Phillip Capital is involved in various legal actions incidental to its commodities business None of these actions are expected either individually or in aggregate to have a material adverse impact on Phillip Capital. Except for the below, neither Phillip Capital nor any of its principals have been the subject of any material administrative, civil or criminal actions within the past five years.

On September 12, 2019, the U.S. Commodity Futures Trading Commission issued an order settling charges against Phillip Capital Inc. (PCI) for allowing cyber criminals to breach PCI email systems, access customer information, and successfully withdrawing $1 million in PCI customer funds. The order found that PCI failed to disclose the cyber breach to its customers in a timely manner and that PCI failed to supervise its employees with respect to cybersecurity policy and procedures, a written information systems security program, and customer disbursements. The order imposed monetary sanctions totaling $1.5 million, which includes a civil monetary penalty of $500,000, and a $1 million in restitution. PCI was credited the $1 million restitution based on its prompt reimbursement of the customer funds when the fraud was discovered. The order also required PCI to, among other things, provide reports to the Commission on its remediation efforts.

On June 11, 2021, pursuant to an offer of settlement in which Phillip Capital Inc. neither admitted nor denied the rule violation upon which the penalty is based, the Clearing House Risk Committee found that Phillip Capital Inc. violated CME Rule 980.A – Required Records and Reports. In accordance with the settlement offer, the Committee imposed a $50,000 fine for non-current books and records due to an issue with the firm’s middleware provider. In a related matter, the CME Group had previously fined Phillip Capital Inc. on March 19, 2021, for its violation of Rule 811 and 561. During the month of February 2021, Phillip Capital Inc. inaccurately reported its open interest and large trader positions in several instances of CME, CBT, NYMEX, and COMEX contracts due to the aforementioned middleware issue. A fine in the amount of $5,000 was assessed against Phillip Capital Inc.

Litigation Disclosure for StoneX

Below is a list of material, administrative, civil, enforcement, or criminal complaints or actions filed against StoneX that are outstanding, and any enforcement actions or complaints filed against StoneX in the past five years which meet the materiality thresholds in CTFC regulations 4.24.(l) and 4.34(k).

●   On November 14, 2017, StoneX, without admission, denial, or liability, entered into a settlement with the Commodity Futures Trading Commission (“CFTC”). The CFTC found that StoneX failed to have adequate compliance controls to identify trades improperly designated as EFRPs. According to the CFTC Order, the firm failed to determine that the EFPs at issue had the necessary corresponding and related cash or OTC derivative position required for EFRPs. The CFTC Order also found that the firm failed to ensure that the EFPs at issue were documented properly. Finally, the firm failed to ensure that its employees involved in the execution, handling, and processing of EFRPs understood the requirements for executing, handing, and processing valid EFRPs. StoneX, and its affiliate FCStone Merchant Services, jointly paid a $280,000 civil monetary penalty to the CFTC.

●   After a historic move in the natural gas market in November of 2018, StoneX experienced a number of customer deficits. StoneX soon thereafter initiated NFA arbitrations, seeking to collect these debits, and has also been countersued and sued in a number of these arbitrations. These accounts were managed by Optionsellers.com, (“Optionsellers”) who is a Commodity Trading Advisor (“CTA”) authorized by investors to act as attorney-in fact with exclusive trading authority over these investors’ trading accounts. These accounts cleared through StoneX. After this significant and historic natural gas market movement, the accounts declined below required maintenance margin levels. StoneX’s role in managing the accounts was limited. As a clearing firm, StoneX did not provide any investment advice, trading advice, or recommendations to customers of Optionsellers who chose to clear with StoneX. Instead, it simply executed and cleared trades placed by Optionsellers on behalf of Optionsellers’ customers. Optionsellers is a CFTC registered CTA operating under a CFTC Rule 4.7 exemption from registration. Optionsellers engaged in a strategy that primarily involved selling options on futures products. The arbitrations between StoneX, Optionsellers, and the Optionsellers customers are currently ongoing.

StoneX is subject to litigation and regulatory enforcement in the normal course of business. Except as discussed above, the current or pending civil litigation, administrative proceedings, or enforcement actions in which the firm is involved are not expected to have a material effect upon its condition, financial or otherwise. The firm vigorously defends, as a matter of policy, civil litigation, reparation, arbitration proceedings, and enforcement actions brought against it.

U.S. Bank N.A. is the broker for some, but not all, of the equity transactions related to the purchase and sale of the Underlying Funds for TAGS.

Contractual Fees and Compensation Arrangements with the Sponsor and Third-Party Service Providers

Service Provider	Compensation Paid by the Funds
Teucrium Trading, LLC, Sponsor	1.00% of average net assets annually for CORN, CANE, SOYB, and WEAT. 0.94% of average net assets annually for DEFI.

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

Under the Securities Activities and Service Agreement (the “SASA”), the Distributor receives compensation from the fund for its activities on behalf of all the Teucrium Funds. For the two year offering period, the Distributor's compensation will not exceed $78,000 for all Teucrium Funds and will receive reimbursements relating to the registration, continuing education and other administrative expenses of the Registered Representatives for each offering, not to exceed $54,000 for all Teucrium Funds.

Marex Capital Markets, Inc., Futures Commission Merchant and Clearing Broker	$4.50 per half-turn Futures Contract purchase or sale for corn, soybeans, wheat and sugar.

Phillip Capital Inc., Futures Commission Merchant and Clearing Broker	DEFI pays $35.00-$45.00 per Futures Contract half-turn exclusive of pass through fees for the exchange, NFA, execution fees, and platform and exchange data fees.

StoneX Financial Inc., Futures Commission Merchant and Clearing Broker	The Funds pay $10.00-$25.00 per Futures Contract half-turn exclusive of pass through fees for the exchange and NFA. Additionally, if the monthly commissions paid do not equal or exceed 20% return on the StoneX Capital Requirement at 9.6% of Exchange Maintenance Margin, the Fund will pay a true up to meet that return at the end of each month.

Wilmington Trust Company, Trustee	$3,300 annually for the Trust

Asset-based fees are calculated on a daily basis (accrued at 1/365 of the applicable percentage of NAV on that day) and paid on a monthly basis. NAV is calculated by taking the current market value of the Fund’s total assets and subtracting any liabilities.

For each of the contractual agreements discussed above, the expense recognized in 2022 by the Trust and each Fund is detailed in the notes to the financial statements included in Part II of this filing.

Contractual Obligations

The primary contractual obligations of each Fund are with the Sponsor and certain other service providers. Except for TAGS, which has no management fee, the Sponsor, in return for its services, will be entitled to a management fee calculated as a fixed percentage of each Agricultural Fund’s NAV, currently 1.00% of its average net assets. DEFI is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 0.94% per annum.

CORN, CANE, SOYB, WEAT and TAGS will also be responsible for all ongoing fees, costs and expenses of its operation, including (i) brokerage and other fees and commissions incurred in connection with the trading activities of the Fund; (ii) expenses incurred in connection with registering additional Shares of the Fund or offering Shares of the Fund; (iii) the routine expenses associated with the preparation and, if required, the printing and mailing of monthly, quarterly, annual and other reports required by applicable U.S. federal and state regulatory authorities, Trust meetings and preparing, printing and mailing proxy statements to Shareholders; (iv) the payment of any distributions related to redemption of Shares; (v) payment for routine services of the Trustee, legal counsel and independent accountants; (vi) payment for routine accounting, bookkeeping, compliance, distribution and solicitation‐ related services, custodial and transfer agency services, whether performed by an outside service provider or by affiliates of the Sponsor; (vii) postage and insurance; (viii) costs and expenses associated with client relations and services; (ix) costs of preparation of all federal, state, local and foreign tax returns and any taxes payable on the income, assets or operations of the Fund; and (xi) extraordinary expenses (including, but not limited to, legal claims and liabilities and litigation costs and any indemnification related thereto).

The Management Fee for DEFI is paid in consideration of the Sponsor’s services related to the management of the Fund’s business and affairs, including the provision of commodity futures trading advisory services. DEFI pays all of its respective brokerage commissions, including applicable exchange fees, NFA fees and give‐up fees, and other transaction related fees and expenses charged in connection with trading activities for the Fund’s investments in CFTC regulated investments. DEFI bears other transaction costs related to the FCM capital requirements on a monthly basis. The Sponsor pays all of the routine operational, administrative and other ordinary expenses of the Fund, generally as determined by the Sponsor, including but not limited to, fees and expenses of the Administrator, Custodian, Distributor, Transfer Agent, licensors, accounting and audit fees and expenses, tax preparation expenses, legal fees, ongoing SEC registration fees, individual Schedule K‐1 preparation and mailing fees, and report preparation and mailing expenses. DEFI pays all of its non‐recurring and unusual fees and expenses, if any, as determined by the Sponsor. Non‐recurring and unusual fees and expenses are unexpected or unusual in nature, such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses. Extraordinary fees and expenses also include material expenses which are not currently anticipated obligations of the Fund. Routine operational, administrative and other ordinary expenses are not deemed extraordinary expenses.

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

The primary responsibilities and rights of each Party with respect to the Fund are described below:

●

The Support Agreement provides that Hashdex will provide to the other Parties research and analysis regarding bitcoin and bitcoin markets for use in the operation and marketing of the Fund. Subject to mutual agreement of the Parties, Victory Capital will provide sub‐advisory and sales support services for the Fund.

●

The Sponsor, Toroso, Hashdex and Victory Capital are responsible for paying for all listing, legal, and regulatory costs and expenses incurred in connection with the regulatory process related to the launch of the Fund, including drafting the Fund’s registration statement, exchange listing fees, and other regulatory or service provider fees, as determined in the Support Agreement (“Start‐Up Costs”). The Fund will not be responsible for the Start‐Up Costs. Each Party is responsible for its own internal expenses.

●

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

Creation and Redemption of Shares

The Funds create and redeem Shares from time to time, but only in one or more Creation Baskets or Redemption Baskets. The creation and redemption of baskets are only made in exchange for delivery to the Funds or the distribution by the Funds of the amount of cash equal to the combined NAV of the number of Shares included in the baskets being created or redeemed determined as of 4:00 p.m. (ET) on the day the order to create or redeem baskets is properly received.

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

Certain Authorized Purchasers are expected to be capable of investing directly in the Specified Commodities or the Commodity or Cryptocurrency Interest markets. Some Authorized Purchasers or their affiliates may from time to time buy or sell the Specified Commodity or Commodity or Cryptocurrency Interests and may profit in these instances.

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

Minimum Number of Shares

There are a minimum number of baskets and associated shares specified for each Fund in the Fund’s respective prospectus as amended from time to time. Once the minimum number of baskets is reached, there can be no more redemptions until there has been a creation basket. As of December 31, 2022, and February 28, 2023, these minimum levels are as follows:

	Minimum Level	Minimum Level	Shares Outstanding	Shares Outstanding
	of Shares	of Baskets	December 31, 2022	February 28, 2023
Teucrium Corn Fund	50,000	2	5,675,004	5,050,004
Teucrium Soybean Fund	50,000	2	2,050,004	1,575,004
Teucrium Sugar Fund	50,000	2	2,550,004	2,425,004
Teucrium Wheat Fund	50,000	2	28,675,004	25,525,004
Teucrium Agricultural Fund	50,000	4	1,262,502	1,175,002
Hashdex Bitcoin Futures ETF	50,000	5	50,004	50,004

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

The Administrator calculates the NAV of each Fund once each trading day. It calculates NAV as of the earlier of the close of the New York Stock Exchange or 4:00 p.m., (ET). The NAV for a particular trading day will be released after 4:15 p.m., (ET).

In determining the value of the Futures Contracts for each Fund, the Administrator uses the closing price on the exchange on which the commodity is traded, commonly referred to as the settlement price. The time of settlement for each exchange is determined by that exchange and may change from time to time. The current settlement time for each exchange can be found at the respective website for the CBOT, CME or ICE, as the case may be, as follows:

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

The indicative fund value is disseminated on a per share basis every 15 seconds during regular NYSE Arca trading hours of 9:30 a.m., (ET), to 4:00 p.m., (ET). The CBOT, CME and the ICE are generally open for trading only during specified hours which vary by exchange and may be adjusted by the exchange. However, the futures markets on these exchanges do not currently operate twenty-four hours per day. In addition, there may be some trading hours which may be limited to electronic trading only. This means that there is a gap in time at the beginning and the end of each day during which the Fund’s Shares are traded on the NYSE Arca, when, for example, real-time CBOT trading prices for Corn Futures Contracts traded on such Exchange are not available. As a result, during those gaps there will be no update to the indicative fund values. The most current trading hours for each exchange may be found on the website of that exchange as listed above.

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

Creation Procedures

On any business day, an Authorized Purchaser may place an order with the transfer agent to create one or more baskets for a Fund. For purposes of processing purchase and redemption orders, a “business day” means any day other than a day when any of the NYSE Arca, CBOT, CME, ICE, or the New York Stock Exchange is closed for regular trading. Purchase orders must be placed by noon (ET) or the close of regular trading on the New York Stock Exchange, whichever is earlier for CANE and TAGS. Purchase orders must be placed by 1:15 p.m. (ET) or the close of regular trading on the New York Stock Exchange, whichever is earlier for CORN, SOYB and WEAT. Creation orders must be placed by 3:00 p.m. (ET) or the close of regular trading on the New York Stock Exchange, whichever is earlier for DEFI. The day on which the transfer agent and Distributor receive a valid purchase order is referred to as the purchase order date.

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

Determination of Required Deposits

The total deposit required to create each basket (Creation Basket Deposit) is the amount of Treasury Securities, cash, or commodity or cryptocurrency futures that is in the same proportion to the total assets of the applicable Fund (net of estimated accrued but unpaid fees, expenses and other liabilities) on the purchase order date as the number of Shares to be created under the purchase order is in proportion to the total number of Shares outstanding on the purchase order date. The Sponsor determines, directly in its sole discretion or in consultation with the Custodian and the Administrator, the requirements for Treasury Securities, cash and/or commodity futures, including the remaining maturities of the Treasury Securities and portions of Treasury Securities, that may be included in deposits to create baskets. If Treasury Securities are to be included in a Creation Basket Deposit for orders placed on a given business day, the Administrator will publish an estimate of the Creation Basket Deposit requirements at the beginning of such day.

Delivery of Required Deposits

An Authorized Purchaser who places a purchase order is responsible for transferring to the account of that Fund with the Custodian the required amount of securities, commodity or cryptocurrency futures and/or cash by the end of the next business day following the purchase order date or by the end of such later business day, not to exceed three business days after the purchase order date, as agreed to between the Authorized Purchaser and the Custodian when the purchase order is placed (the “Purchase Settlement Date”). Upon receipt of the deposit amount, the Custodian will direct DTC to credit the number of baskets ordered for the specific Fund to the Authorized Purchaser’s DTC account on the Purchase Settlement Date.

Because orders to purchase baskets must be placed by noon or 1:15 p.m., (ET), depending on the Fund, but the total payment required to create a basket during the continuous offering period will not be determined until 4:00 p.m., (ET), on the date the purchase order is received, Authorized Purchasers will not know the total amount of the payment required to create a basket at the time they submit an irrevocable purchase order for the basket. The Fund’s NAV and the total amount of the payment required to create a basket could rise or fall substantially between the time an irrevocable purchase order is submitted and the time the amount of the purchase price in respect thereof is determined.

Rejection of Purchase Orders

The Sponsor acting by itself or through the Distributor or transfer agent may reject a purchase order or a Creation Basket Deposit if:

·	it determines that, due to position limits or otherwise, investment alternatives that will enable the Fund to meet its investment objective are not available or practicable at that time;
·	it determines that the purchase order or the Creation Basket Deposit is not in proper form;
·	it believes that acceptance of the purchase order or the Creation Basket Deposit would have adverse tax consequences to the Fund or its Shareholders;
·	the acceptance or receipt of the Creation Basket Deposit would, in the opinion of counsel to the Sponsor, be unlawful;
·	circumstances outside the control of the Sponsor, Distributor or transfer agent make it, for all practical purposes, not feasible to process creations of baskets;
·

there is a possibility that any or all of the Benchmark Component Futures Contracts of the Fund on the CBOT, ICE or CME from which the NAV of the Fund is calculated will be priced at a daily price limit restriction; or

·	if, in the sole discretion of the Sponsor, the execution of such an order would not be in the best interest of the Fund or its Shareholders.

None of the Sponsor, Distributor or transfer agent will be liable for the rejection of any purchase order or Creation Basket Deposit.

In addition, the Sponsor may reject a previously placed purchase order at any time prior to the order cut-off time, if in the sole discretion of the Sponsor the execution of such an order would not be in the best interest of a Fund or its Shareholders.

Redemption Procedures

The procedures by which an Authorized Purchaser can redeem one or more baskets mirror the procedures for the creation of baskets. On any business day, an Authorized Purchaser may place an order with the Distributor to redeem one or more baskets. Redemption orders must be placed by noon or 1:15 p.m., (ET), depending on the Fund, or the close of regular trading on the New York Stock Exchange, whichever is earlier. A redemption order so received will be effective on the date it is received in satisfactory form by the transfer agent and Distributor. The redemption procedures allow Authorized Purchasers to redeem baskets and do not entitle an individual Shareholder to redeem any Shares in an amount less than a Redemption Basket, or to redeem baskets other than through an Authorized Purchaser. By placing a redemption order, an Authorized Purchaser agrees to deliver the baskets to be redeemed through DTC’s book-entry system to a Fund by the end of the next business day following the effective date of the redemption order for all funds other than TAGS or by the end of the second business day for TAGS, or by the end of such later business day, not to exceed two business days after the effective date of the redemption order, as agreed to between the Authorized Purchaser, transfer agent and the Distributor when the redemption order is placed (the “Redemption Settlement Date”). Prior to the delivery of the redemption distribution for a redemption order, the Authorized Purchaser must also have wired to the Sponsor’s account at the Custodian the non-refundable transaction fee due for the redemption order. An Authorized Purchaser may not withdraw a redemption order without the prior consent of the Sponsor in its discretion.

Determination of Redemption Distribution

The redemption distribution from a Fund will consist of a transfer to the redeeming Authorized Purchaser of an amount of securities, commodity or cryptocurrency futures and/or cash that is in the same proportion to the total assets of the Fund (net of estimated accrued but unpaid fees, expenses and other liabilities) on the date the order to redeem is properly received as the number of Shares to be redeemed under the redemption order is in proportion to the total number of Shares outstanding on the date the order is received. The Sponsor, directly or in consultation with the Custodian and Administrator, determines the requirements for securities, commodity futures and/or cash, including the remaining maturities of the Treasury Securities and proportions of Treasury Securities and cash that may be included in distributions to redeem baskets. If Treasury Securities are to be included in a redemption distribution for orders placed on a given business day, the Administrator will publish an estimate of the redemption distribution composition as of the beginning of such day.

Delivery of Redemption Distribution

The redemption distribution due from a Fund will be delivered to the Authorized Purchaser on the Redemption Settlement Date if the Fund’s DTC account has been credited with the baskets to be redeemed. If the Fund’s DTC account has not been credited with all of the baskets to be redeemed by the end of such date, the redemption distribution will be delivered to the extent of whole baskets received. Any remainder of the redemption distribution will be delivered on the next business day after the Redemption Settlement Date to the extent of remaining whole baskets received. Pursuant to information from the Sponsor, the Custodian will also be authorized to deliver the redemption distribution notwithstanding that the baskets to be redeemed are not credited to the Fund’s DTC account by noon (ET) on the Redemption Settlement Date if the Authorized Purchaser has collateralized its obligation to deliver the baskets through DTC’s book entry-system on such terms as the Sponsor may from time to time determine.

Suspension or Rejection of Redemption Orders

The Sponsor may, in its discretion, suspend the right of redemption, or postpone the redemption settlement date, (1) for any period during which the NYSE Arca, CBOT, CME or ICE is closed other than customary weekend or holiday closings, or trading on the NYSE Arca or any of the applicable exchanges, is suspended or restricted, (2) for any period during which an emergency exists as a result of which delivery, disposal or evaluation of Treasury Securities is not reasonably practicable, (3) for such other period as the Sponsor determines to be necessary for the protection of the Shareholders, (4) if there is a possibility that any or all of the Benchmark Component Futures Contracts of the applicable Fund on the exchange from which the NAV of the Fund is calculated will be priced at a daily price limit restriction, or (5) if, in the sole discretion of the Sponsor, the execution of such an order would not be in the best interest of the Fund or its Shareholders.

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

Creation and Redemption Transaction Fees

To compensate for expenses in connection with the creation and redemption of baskets, an Authorized Purchaser is required to pay a transaction fee of $300 per order to the Custodian. The transaction fees may be reduced, increased or otherwise changed by the Sponsor.

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

·

To enter into, execute, deliver and maintain contracts, agreements and any other documents as may be in furtherance of the Trust’s purpose or necessary or appropriate for the offer and sale of the Shares and the conduct of Trust activities;

·

To establish, maintain, deposit into, sign checks and otherwise draw upon accounts on behalf of the Trust with appropriate banking and savings institutions, and execute and accept any instrument or agreement incidental to the Trust’s business and in furtherance of its purposes;

·	To supervise the preparation and filing of any registration statement (and supplements and amendments thereto) for the Fund;
·

To adopt, implement or amend, from time to time, such disclosure and financial reporting, information gathering, and control policies and procedures as are necessary or desirable to ensure compliance with applicable disclosure and financial reporting obligations under any applicable securities laws;

·	To make any necessary determination or decision in connection with the preparation of the Trust’s financial statements and amendments thereto;
·

To prepare, file and distribute, if applicable, any periodic reports or updates that may be required under the 1934 Act, the Commodity Exchange Act (the “CEA”) or rules and regulations promulgated thereunder;

·	To pay or authorize the payment of distributions to the Shareholders and expenses of the Fund;
·

To make any elections on behalf of the Trust under the Internal Revenue Code of 1986, as amended, or any other applicable U.S. federal or state tax law as the Sponsor shall determine to be in the best interests of the Trust; and

·	In its sole discretion, to determine to admit an affiliate or affiliates of the Sponsor as additional Sponsors.

The Sponsor’s Obligations

In addition to the duties imposed by the Delaware Trust Statute, under the Trust Agreement the Sponsor has the following obligations as a sponsor of the Trust:

·

Devote to the business and affairs of the Trust such of its time as it determines in its discretion (exercised in good faith) to be necessary for the benefit of the Trust and the Shareholders of the Fund;

·

Execute, file, record and/or publish all certificates, statements and other documents and do any and all other things as may be appropriate for the formation, qualification and operation of the Trust and for the conduct of its business in all appropriate jurisdictions;

·	Appoint and remove independent public accountants to audit the accounts of the Trust and employ attorneys to represent the Trust;
·	Use its best efforts to maintain the status of the Trust as a statutory trust for state law purposes and each Fund as a partnership for U.S. federal income tax purposes;
·

Invest, reinvest, hold uninvested, sell, exchange, write options on, lease, lend and, subject to certain limitations set forth in the Trust Agreement, pledge, mortgage, and hypothecate the estate of the Fund in accordance with the purposes of the Trust and any registration statement filed on behalf of the Fund;

·	Have fiduciary responsibility for the safekeeping and use of the Trust’s assets, whether or not in the Sponsor’s immediate possession or control;
·

Enter into and perform agreements with each Authorized Purchaser, receive from Authorized Purchasers and process properly submitted purchase orders, receive Creation Basket Deposits, deliver or cause the delivery of Creation Baskets to the Depository for the account of the Authorized Purchaser submitting a purchase order;

·

Receive from Authorized Purchasers and process, or cause the Distributor or other Fund service provider to process, properly submitted redemption orders, receive from the redeeming Authorized Purchasers through the Depository, and thereupon cancel or cause to be cancelled, Shares corresponding to the Redemption Baskets to be redeemed;

·	Interact with the Depository; and
·	Delegate duties to one or more administrators, as the Sponsor determines

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

The Dodd-Frank Act significantly expanded the CFTC’s authority to impose position limits with respect to futures contracts and options on futures contracts, swaps that are economically equivalent to futures or options on futures, and swaps that are traded on a regulated exchange and certain swaps that perform a significant price discovery function. In October 2020, the CFTC adopted new speculative position limits with respect to futures and options on futures on many physical commodities, including energy, metals and agricultural commodities (the “core referenced futures contracts“), and on economically equivalent swaps. The CFTC’s new position limits rules include an exemption from limits for bona fide hedging transactions or positions. A bona fide hedging transaction or position may exceed the applicable federal position limits if the transaction or position: (1) represents a substitute for transactions or positions made or to be made at a later time in a physical marketing channel; (2) is economically appropriate to the reduction of price risks in the conduct and management of a commercial enterprise; and (3) arises from the potential change in value of (A) assets which a person owns, produces, manufactures, processes or merchandises, or anticipates owning, producing, manufacturing, processing or merchandising; (B) liabilities which a person owes or anticipates incurring; or (C) services that a person provides, purchases, or anticipates providing or purchasing. The CFTC’s new position rules set forth a list of enumerated bona fide hedges for which a market participant is not required to request prior approval from the CFTC in order to hold a bona fide hedge position above the federal position limit. However, a market participant holding an enumerated bona fide hedge position still would need to request an exemption from the relevant exchange for exchange-set limits. For non-enumerated bona fide hedge positions, a market participant may request CFTC approval which must be granted prior to exceeding the applicable federal position limit, except where there is a demonstrated sudden or unforeseen increase in bona fide hedging needs (in which case the application must be submitted within five business days after the market participant exceeds the applicable limit). The compliance dates for the CFTC’s new federal speculative position limits are January 1, 2022 for the core referenced futures contracts and January 1, 2023 for economically equivalent swaps.

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

The aggregate position limits currently in place under the current position limits and the Aggregation Requirements are as follows for each of the commodities traded by the Funds:

Commodity Futures Contracts	Spot Month Position Limit	All Month Aggregate Position Limit
corn	1,200 contracts	57,800 contracts
soybean	1,200 contracts	27,300 contracts
sugar	5,000 contracts	Only Accountability Limits
wheat	1,200 contracts	19,300 contracts

Cryptocurrency Futures Contracts	Spot Month Position Limit	All Month and Single Month (excluding spot month) Aggregate Accountability Level
bitcoin	4,000 contracts	5,000 contracts
micro bitcoin	200,000 contracts	250,000 contracts

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

As previously disclosed in the prospectus for each Fund, the Sponsor has enhanced specific risk disclosure describing specific risks of current geopolitical events for the commodities markets, each Fund and their investments, position limit constraints, and the FCM placing position constraints due to market volatility. Other than these updates, there are no other material changes to those previously disclosed in the Trust’s Annual Report on Form 10‐K for the fiscal year ended December 31, 2021, filed on March 16, 2022.

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

RISK FACTORS SPECIFIC TO THE AGRICULTURAL FUNDS

The Performance of Each Fund May Not Correlate with the Applicable Benchmark

There is no way to predict if or when investor demand might cause the Funds to approach position and/or accountability limits. The Underlying Funds have no intention of purchasing commodity interests on foreign exchanges. The Wheat Fund has not approached existing position limit levels of its Benchmark Component Futures Contracts which are traded on the CME with a 19,300 contract limit. Instead, the fund would file an 8‐K and prospectus supplement to include the ability to purchase Kansas City Hard Red Winter Wheat futures or MGEX Hard Red Spring Wheat futures in the same contract size and in the same contract months as its existing Benchmark Component Futures Contract holdings. Position limits are 12,000 contracts on each of the exchanges in the aforementioned futures contracts. The Soybean Fund has not approached existing position limit levels of its Benchmark Component Futures Contracts which are traded on the CME with a 27,300 contract limit. The Sugar Fund has not approached existing position accountability levels of its Benchmark Component Futures Contracts which are traded on the Intercontinental Exchange (ICE) with a 15,000 contract limit. Instead, the fund would file an 8‐K and prospectus supplement to include the ability to purchase NYSE Sugar futures in the same contract size and in the same contract months as its existing Benchmark Component Futures Contract holdings. Accountability levels are 9,000 contracts on the NYMEX. The Corn Fund has not approached existing position limit levels of its Benchmark Component Futures Contracts which are traded on the CME with a 57,800 contract limit.

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

The Sponsor intends to re‐invest any income and realized gains of a Fund in additional Benchmark Component Futures Contracts (or Shares of the Underlying Funds in the case of TAGS) or cash and cash equivalents rather than distributing cash to Shareholders. Therefore, unlike mutual funds, commodity pools or other investment pools that generally distribute income and gains to their investors, the Funds generally will not distribute cash to Shareholders. You should not invest in the Funds if you will need cash distributions from the Funds to pay taxes on your share of income and gains of the Funds, if any, or for any other reason. Although the Funds do not intend to make cash distributions, they reserve the right to do so in the Sponsor’s sole discretion, in certain situations, including for example, if the income earned from its investments held directly or posted as margin may reach levels that merit distribution, e.g., at levels where such income is not necessary to support its underlying investments in Benchmark Component Futures Contracts and investors adversely react to being taxed on such income without receiving distributions that could be used to pay such tax. Cash distributions may be made in these and similar instances.

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

The arrangements between clearing brokers and counterparties on the one hand, and the Funds on the other, generally are terminable by the clearing brokers or counterparty upon notice to the Funds. In addition, the agreements between the Funds and their third‐party service providers, such as the Distributor and the Custodian, are generally terminable at specified intervals. Upon termination, the Sponsor may be required to renegotiate or make other arrangements for obtaining similar services if the Funds intend to continue to operate. Comparable services from another party may not be available or may not be available on the terms as favorable as those of the expired or terminated arrangements.

The Sponsor does not employ trading advisors for the Funds; however, it reserves the right to employ them in the future. The only advisor to the Funds is the Sponsor. A lack of independent trading advisors may be disadvantageous to the Funds because they will not receive the benefit of their independent expertise.

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

The development of complex computer and communications systems and new technologies may render the existing computer and communications systems supporting the Funds’ trading activities obsolete. In addition, these computer and communications systems must be compatible with those of third parties, such as the systems of exchanges, clearing brokers and the executing brokers. As a result, if these third parties upgrade their systems, the Sponsor will need to make corresponding upgrades to effectively continue its trading activities. The Funds’ future success may depend on the Funds’ ability to respond to changing technologies on a timely and cost‐effective basis.

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

The operations of the Funds, the exchanges, brokers, and counterparties with which the Funds do business, and the markets in which the Funds do business could be severely disrupted in the event of a major terrorist attack, natural disaster, cyber‐attack, outbreak, or public health emergency as declared by the World Health Organization, continuation or expansion of war or other hostilities. Global terrorist attacks, anti‐terrorism initiatives, and political unrest continue to fuel this concern. In addition, a prolonged U.S. government shutdown could weaken the U.S. economy, interfere with the commodities markets that rely upon data published by U.S. federal government agencies, and prevent the Funds from receiving necessary regulatory review or approvals.

A climate of uncertainty and panic, including the contagion of the COVID‐19 virus and other infectious viruses or diseases, may adversely affect global, regional, and local economies and reduce the availability of potential investment opportunities, and increases the difficulty of performing due diligence and modeling market conditions, potentially reducing the accuracy of financial projections. Under these circumstances, the Funds may have difficulty achieving their investment objectives which may adversely impact performance. Further, such events can be highly disruptive to economies and markets, significantly disrupt the operations of individual companies (including, but not limited to, the Funds’ Sponsor and third party service providers), sectors, industries, markets, securities and commodity exchanges, currencies, interest and inflation rates, credit ratings, investor sentiment, and other factors affecting the value of the Funds’ investments. These factors could cause substantial market volatility, exchange trading suspensions and closures that could impact the ability of the Funds to complete redemptions and otherwise affect Fund performance and Fund trading in the secondary market. A widespread crisis may also affect the global economy in ways that cannot necessarily be foreseen at the current time. How long such events will last and whether they will continue or recur cannot be predicted. Impacts from these events could have significant impact on a Fund’s performance, resulting in losses to your investment. The future global economic impact may cause the underlying assumptions and expectations of the Funds to become outdated quickly or inaccurate, resulting in significant losses.

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

Failures or breaches of the electronic systems of the Funds, the Sponsor, the Custodian or mutual funds or other financial institutions in which the Funds invest, or the Funds’ other service providers, market makers, Authorized Purchasers, NYSE Arca, exchanges on which Futures Contracts or Other Commodity Interests are traded or cleared, or counterparties have the ability to cause disruptions and negatively impact the Funds’ business operations, potentially resulting in financial losses to the Funds and their shareholders. Such failures or breaches may include intentional cyber‐attacks that may result in an unauthorized party gaining access to electronic systems in order to misappropriate a Fund’s assets or sensitive information. While the Funds have established business continuity plans and risk management systems seeking to address system breaches or failures, there are inherent limitations in such plans and systems. Furthermore, the Funds cannot control the cyber security plans and systems of the Custodian or mutual funds or other financial institutions in which the Funds invest, or the Funds’ other service providers, market makers, Authorized Purchasers, NYSE Arca, exchanges on which Futures Contracts or Other Commodity Interests are traded or cleared, or counterparties

The Trust may, in its discretion, suspend the right to redeem Shares of the Funds or postpone the redemption settlement date: (1) for any period during which an applicable exchange is closed other than customary weekend or holiday closing, or trading is suspended or restricted; (2) for any period during which an emergency exists as a result of which delivery, disposal or evaluation of a Fund’s assets is not reasonably practicable; (3) for such other period as the Sponsor determines to be necessary for the protection of Shareholders; (4) if there is a possibility that any or all of the Benchmark Component Futures Contracts of a Fund on the specific exchange where the Fund is traded and from which the NAV of the Fund is calculated will be priced at a daily price limit restriction; or (5) if, in the sole discretion of the Sponsor, the execution of such an order would not be in the best interest of the Funds or their Shareholders. In addition, the Trust will reject a redemption order if the order is not in proper form as described in the agreement with the Authorized Purchaser or if the fulfillment of the order, in the opinion of its counsel, might be unlawful. Any such postponement, suspension or rejection could adversely affect a redeeming Shareholder. For example, the resulting delay may adversely affect the value of the Shareholder’s redemption proceeds if the NAV of a Fund declines during the period of delay. The Trust Agreement provides that the Sponsor and its designees will not be liable for any loss or damage that may result from any such suspension or postponement. A minimum number of baskets and associated Shares are specified for each Fund in its prospectus and in Part I, Item 1 of this document. Once that minimum number of Shares outstanding is reached, there can be no further redemptions until there has been a Creation Basket.

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

The Intraday Indicative Value (“IIV”) and the Benchmark for each Fund are calculated and disseminated by ICE Data Indices, LLC under an agreement with the Sponsor. Additionally, information may be calculated and disseminated under similar agreements between the Sponsor and other third‐party entities. Although reasonable efforts are taken to ensure the accuracy of the information disseminated under this agreement, there may, from time to time, be recalculations of previously released information.

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

In managing and directing the day to day activities and affairs of the Funds, the Sponsor relies almost entirely on a small number of individuals, including Mr. Sal Gilbertie, Mr. Steve Kahler and Ms. Cory Mullen‐Rusin. If Mr. Gilbertie, Mr. Kahler or Ms. Mullen‐Rusin were to leave or be unable to carry out their present responsibilities, it may have an adverse effect on the management of the Funds. To the extent that the Sponsor establishes additional commodity pools, even greater demands will be placed on these individuals.

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

The Performance of Each Fund May Not Correlate with the Applicable Benchmark

If a Fund is required to sell short‐term Treasury Securities or cash equivalents at a price lower than the price at which they were acquired, the Funds will experience a loss. This loss may adversely impact the price of the Shares and may decrease the correlation between the price of the Shares, the Benchmark, and the spot price of the specific commodity interest or the commodity interests of the Underlying Funds in the case of TAGS. The value of short‐term Treasury Securities and other debt securities generally moves inversely with movements in interest rates. The prices of longer maturity securities are subject to greater market fluctuations as a result of changes in interest rates. While the short‐term nature of a Fund’s investments in short‐term Treasury Securities and cash equivalents should minimize the interest rate risk to which the Fund is subject, it is possible that the short‐term Treasury Securities and cash equivalents held by the Funds will decline in value.

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

The Shares of a Fund are limited liability investments; Shareholders may not lose more than the amount that they invest plus any profits recognized on their investment. However, Shareholders could be required, as a matter of bankruptcy law, to return to the estate of the Fund any distribution they received at a time when the Fund was in fact insolvent or that was made in violation of its Trust Agreement.

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

While it is not the current intention of the Funds to take physical delivery of any Commodity under its Commodity Interests, Commodity Futures Contracts are traditionally physically deliverable contracts, and, unless a position was traded out of, it is possible to take or make delivery under these and some Other Commodity Interests. Storage costs associated with purchasing the specific commodity could result in costs and other liabilities that could impact the value of the Commodity Futures Contracts or certain Other Commodity Interests. Storage costs include the time value of money invested in the physical commodity plus the actual costs of storing the commodity less any benefits from ownership that are not obtained by the holder of a futures contract. In general, Commodity Futures Contracts have a one‐month delay for contract delivery and the pricing of back month contracts (the back month is any future delivery month other than the spot month) include storage costs. To the extent that these storage costs change for the commodity while a Fund holds the Commodity Interests, the value of the Commodity Interests, and therefore the Fund’s NAV, may change as well.

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

There is no way to predict if or when investor demand might cause the Funds to approach position and/or accountability limits. The Underlying Funds have no intention of purchasing commodity interests on foreign exchanges. The Wheat Fund has not approached existing position limit levels of its Benchmark Component Futures Contracts which are traded on the CME with a 19,300 contract limit. Instead, the fund would file an 8‐K and prospectus supplement to include the ability to purchase Kansas City Hard Red Winter Wheat futures or MGEX Hard Red Spring Wheat futures in the same contract size and in the same contract months as its existing Benchmark Component Futures Contract holdings. Position limits are 12,000 contracts on each of the exchanges in the aforementioned futures contracts. The Soybean Fund has not approached existing position limit levels of its Benchmark Component Futures Contracts which are traded on the CME with a 27,300 contract limit. The Sugar Fund has not approached existing position accountability levels of its Benchmark Component Futures Contracts which are traded on the Intercontinental Exchange (ICE) with a 15,000 contract limit. Instead, the fund would file an 8‐K and prospectus supplement to include the ability to purchase NYSE Sugar futures in the same contract size and in the same contract months as its existing Benchmark Component Futures Contract holdings. Accountability levels are 9000 contracts on the NYMEX. The Corn Fund has not approached existing position limit levels of its Benchmark Component Futures Contracts which are traded on the CME with a 57,800 contract limit.

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

Each Fund is a series of a Delaware statutory trust and not itself a legal entity separate from the other Funds. The Delaware Statutory Trust Act provides that if certain provisions are included in the formation and governing documents of a statutory trust organized in series and if separate and distinct records are maintained for any series and the assets associated with that series are held in separate and distinct records and are accounted for in such separate and distinct records separately from the other assets of the statutory trust, or any series thereof, then the debts, liabilities, obligations and expenses incurred by a particular series are enforceable against the assets of such series only, and not against the assets of the statutory trust generally or any other series thereof. Conversely, none of the debts, liabilities, obligations, and expenses incurred with respect to any other series thereof is enforceable against the assets of such series. The Sponsor is not aware of any court case that has interpreted this inter‐series limitation on liability or provided any guidance as to what is required for compliance. The Sponsor intends to maintain separate and distinct records for each Fund and account for each Fund separately from any other Trust series, but it is possible a court could conclude that the methods used do not satisfy the Delaware Statutory Trust Act, which would potentially expose assets in any Fund to the liabilities of one or more of the Funds and/or any other Trust series created in the future.

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

The regulation of commodity interest transactions in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action. Congress enacted the Dodd‐Frank Wall Street Reform and Consumer Protection Act (the “Dodd‐Frank Act”) in 2010. As the Dodd‐Frank Act continues to be implemented by the CFTC and the SEC, there is a possibility of future regulatory changes within the United States altering, perhaps to a material extent, the nature of an investment in the Funds, or the ability for the Funds to continue to implement its investment strategy. In addition, various national governments outside of the United States have expressed concern regarding the disruptive effects of speculative trading in the commodities markets and the need to regulate the derivatives markets in general. The effect of any future regulatory change on the Funds is impossible to predict but could be substantial and adverse.

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

On December 16, 2016, as mandated by the Dodd‐Frank Act, the CFTC adopted a final rule that aggregate all positions, for purposes of position limits; such positions include futures contracts, futures‐equivalent positions, over the counter swaps and options (i.e., contracts that are not traded on exchanges). These aggregation requirements became effective on February 14, 2017 and could limit the Fund’s ability to establish positions in commodity over the counter instruments if the assets of the Funds were to grow substantially.

Effective March 15, 2021, the CFTC adopted amendments in the Final Rule to confirm regulations concerning speculative position limits to the relevant Wall Street Transparency and Accountability Act of 2010 (‘‘Dodd‐Frank Act’’) amendments to the Commodity Exchange Act (‘‘CEA’’). Among other regulatory amendments, the Commission is adopting: New and amended Federal spot‐month limits for 25 physical commodity derivatives; amended single month and all‐months combined limits for most of the agricultural contracts currently subject to Federal position limits; new and amended definitions for use throughout the position limits regulations, including a revised definition of ‘‘bona fide hedging transaction or position’’ and a new definition of ‘‘economically equivalent swaps’’; amended rules governing exchange‐set limit levels and grants of exemptions therefrom; a new streamlined process for bona fide hedging recognitions for purposes of Federal position limits; new enumerated bona fide hedges; and amendments to certain regulatory provisions that would eliminate Form 204 while also enabling the Commission to leverage and receive cash‐market reporting submitted directly to the exchanges by market participants. If the total net assets of the Funds were to increase significantly from current levels, the Position Limit Rules as proposed could negatively impact the ability of the Funds to meet its respective investment objectives through limits that may inhibit the Sponsor’s ability to sell additional Creation Baskets of the Funds. However, it is not expected that the Funds will reach asset levels that would cause these position limits to be reached in the near future.

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

There is Credit Risk Associated with the Operation of the Funds, Service Providers and Counterparties Which May Cause an Investment Loss

For all of the Funds except for TAGS, the majority of each Fund’s assets are held in cash and short‐term cash equivalents with the Custodian or with one or more alternate financial institutions unrelated to the Custodian (each, a “Financial Institution”). Any cash or cash equivalents invested by a Fund will be placed by the Sponsor in a Financial Institution deemed by the Sponsor to be of investment‐grade credit quality. There is a risk that the proceeds from the sale of the cash equivalents could be less than the purchase price.

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

Under CFTC regulations, a clearing broker with respect to a Fund’s exchange traded Commodity Interests must maintain customers’ assets in a bulk segregated account. If a clearing broker fails to do so or is unable to satisfy a substantial deficit in a customer account, its other customers may be subject to risk of a substantial loss of their funds in the event of that clearing broker’s bankruptcy. In that event, the clearing broker’s customers, such as a Fund, are entitled to recover, even in respect of property specifically traceable to them, only a proportional share of all property available for distribution to all of that clearing broker’s customers. A Fund also may be subject to the risk of the failure of, or delay in performance by, any exchanges and markets and their clearing organizations, if any, on which Commodity Interests are traded. From time to time, the clearing brokers may be subject to legal or regulatory proceedings in the ordinary course of their business. A clearing broker’s involvement in costly or time‐consuming legal proceedings may divert financial resources or personnel away from the clearing broker’s trading operations, which could impair the clearing broker’s ability to successfully execute and clear a Fund’s trades. For additional information regarding recent regulatory developments that may impact the Funds or the Trust, refer to the section entitled “Regulatory Considerations” section of this document.

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

A portion of the Fund’s assets may be used to trade over the counter Commodity Interests, such as forward contracts or swaps. Over the counter contracts are typically traded on a principal‐to‐principal cleared and non‐cleared basis through dealer markets that are dominated by major money center and investment banks and other institutions and that prior to the passage of the Dodd‐Frank Act had been essentially unregulated by the CFTC, although this is an area of pending, substantial regulatory change. The markets for over the counter contracts will continue to rely upon the integrity of market participants in lieu of the additional regulation imposed by the CFTC on participants in the futures markets. The forward markets have been largely unregulated, except for anti‐manipulation and anti‐fraud prohibitions, forward contracts have been executed bi‐laterally and, in general historically, forward contracts were not cleared or guaranteed by a third party. On November 16, 2012, the Secretary of the Treasury issued a final determination that exempts both foreign exchange swaps and foreign exchange forwards from the definition of “swap” and, by extension, additional regulatory requirements (such as clearing and margin). The final determination does not extend to other FX derivatives, such as FX options, certain currency swaps, and non‐deliverable forwards. While the Dodd‐Frank Act and certain regulations adopted thereunder are intended to provide additional protections to participants in the over the counter market, the lack of regulation in these markets could expose the Funds in certain circumstances to significant losses in the event of trading abuses or financial failure by participants. While increased regulation of over the counter Commodity Interests is likely to result from changes that are required to be effectuated by the Dodd‐Frank Act, there is no guarantee that such increased regulation will be effective to reduce these risks.

Each Fund faces the risk of non‐performance by the counterparties to the over the counter contracts. Unlike in futures contracts, the counterparty to these contracts is generally a single bank or other financial institution, rather than a clearing organization backed by a group of financial institutions. As a result, there will be greater counterparty credit risk in these transactions. A counterparty may not be able to meet its obligations to a Fund, in which case the Fund could suffer significant losses on these contracts. If a counterparty becomes bankrupt or otherwise fails to perform its obligations due to financial difficulties, a Fund may experience significant delays in obtaining any recovery in a bankruptcy or other reorganization proceeding. During any such period, a Fund may have difficulty in determining the value of its contracts with the counterparty, which in turn could result in the overstatement or understatement of the Fund’s NAV. A Fund may eventually obtain only limited recovery or no recovery in such circumstances.

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

In addition, regulations adopted by global prudential regulators that are now in effect require certain prudentially regulated entities and certain of their affiliates and subsidiaries (including swap dealers) to include in their derivatives contracts and certain other financial contracts, terms that delay or restrict the rights of counterparties (such as the Funds) to terminate such contracts, foreclose upon collateral, exercise other default rights or restrict transfers of credit support in the event that the prudentially regulated entity and/or its affiliates are subject to certain types of resolution or insolvency proceedings. Similar regulations and laws have been adopted in non‐US jurisdictions that may apply to a Fund’s counterparties located in those jurisdictions. It is possible that these new requirements, as well as potential additional related government regulation, could adversely affect a Fund’s ability to terminate existing derivatives contracts, exercise default rights or satisfy obligations owed to it with collateral received under such contracts.

There are Risks Associated with Trading in International Markets

A significant portion of the Futures Contracts entered into by the Funds are traded on United States exchanges including the CBOT. However, a portion of the Fund’s trades may take place on markets or exchanges outside the United States. Some non‐U.S. markets present risks because they are not subject to the same degree of regulation as their U.S. counterparts. None of the CFTC, NFA, or any domestic exchange regulates activities of any foreign boards of trade or exchanges, including the execution, delivery and clearing of transactions, has the power to compel enforcement of the rules of a foreign board of trade or exchange or of any applicable non‐U.S. laws. Similarly, the rights of market participants, such as the Funds, in the event of the insolvency or bankruptcy of a non‐U.S. market or broker are also likely to be more limited than in the case of U.S. markets or brokers. As a result, in these markets, the Funds have less legal and regulatory protection than they do when trading domestically. Currently the Funds do not place trades on any markets or exchanges outside of the United States and do not anticipate doing so in the near future.

In some of these non‐U.S. markets, the performance on a futures contract is the responsibility of the counterparty and is not backed by an exchange or clearing corporation and therefore exposes the Funds to credit risk. Additionally, trading on non‐U.S. exchanges is subject to the risks presented by exchange controls, expropriation, increased tax burdens and exposure to local economic declines and political instability. An adverse development with respect to any of these variables could reduce the profit or increase the loss earned on trades in the affected international markets.

The price of any non‐U.S. Commodity Interest and, therefore, the potential profit and loss on such investment, may be affected by any variance in the foreign exchange rate between the time the order is placed and the time it is liquidated, offset, or exercised. However, a portion of the trades for a Fund may take place in markets and on exchanges outside the U. S. Some non‐U.S. markets present risks because they are not subject to the same degree of regulation as their U.S. counterparts. Some non‐U.S. markets present risks because they are not subject to the same degree of regulation as their U. S. counterparts. As a result, changes in the value of the local currency relative to the U. S. dollar may cause losses to the Funds even if a contract is profitable.

The CFTC’s implementation of its regulations under the Dodd‐Frank Act may further affect the Fund’s ability to enter into foreign exchange contracts and to hedge its exposure to foreign exchange losses. Some non‐U.S. exchanges also may be in a more developmental stage so that prior price histories may not be indicative of current price dynamics. In addition, the Funds may not have the same access to certain positions on foreign trading exchanges as do local traders, and the historical market data on which the Sponsor bases its strategies may not be as reliable or accessible as it is for U.S. exchanges.

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

In addition, for taxable years beginning after December 31, 2017, the Funds may be liable for U.S. federal income tax on any “imputed underpayment” of tax resulting from an adjustment as a result of an IRS audit. The amount of the imputed underpayment generally includes increases in allocations of items of income or gains to any investor and decreases in allocations of items of deduction, loss, or credit to any investor without any offset for any corresponding reductions in allocations of items of income or gain to any investor or increases in allocations of items of deduction, loss, or credit to any investor. If a Fund is required to pay any U.S. federal income tax on any imputed underpayment, the resulting tax liability would reduce the net assets of the Fund and would likely have an adverse impact on the value of the Fund’s Shares. In such a case, the tax liability would in effect be borne by Shareholders that own Shares at the time of such assessment, which may be different persons, or persons with different ownership percentages, than persons owning Shares for the tax year under audit. Under certain circumstances, the Funds may be eligible to make an election to cause Shareholders to take into account the amount of any imputed underpayment, including any interest and penalties. The ability of a publicly traded partnership such as the Funds to make this election is uncertain. If the election is made, the Funds would be required to provide Shareholders who owned beneficial interests in the Shares in the year to which the adjusted allocations relate with a statement setting forth their proportionate shares of the adjustment (“Adjusted K‐1s”). The investors would be required to take the adjustment into account in the taxable year in which the Adjusted K‐1s are issued.

Under certain circumstances, the Funds may be required to pay withholding tax with respect to allocations to non‐U.S. Shareholders. Although the Trust Agreement provides that any such withholding will be treated as being distributed to the non‐U.S. Shareholder, the Funds may not be able to cause the economic cost of such withholding to be borne by the non‐U.S. Shareholder on whose behalf such amounts were withheld since the Funds do not intend to make any distributions. Under such circumstances, the economic cost of the withholding may be borne by all Shareholders, not just the Shareholders on whose behalf such amounts were withheld. This could have a material impact on the value of your Shares.

The Trust has received an opinion of counsel that, under current U.S. federal income tax laws, each Fund, except TAGS, will be treated, and it is more likely than not that TAGS will be treated as a partnership that is not taxable as a corporation for U.S. federal income tax purposes, provided that (i) at least 90 percent of the Fund’s annual gross income satisfies certain requirements regarding “qualifying income” as defined in the Code, (ii) the Fund is organized and operated in accordance with its governing agreements and applicable law, and (iii) the Fund does not elect to be taxed as a corporation for U.S. federal income tax purposes. Although the Sponsor anticipates that each Fund has satisfied and will continue to satisfy the “qualifying income” requirement for all of its taxable years, that result cannot be assured. The Funds have not requested and will not request any ruling from the IRS with respect to its classification as a partnership not taxable as a corporation for U.S. federal income tax purposes. If the IRS were to successfully assert that the Funds are taxable as a corporation for U.S. federal income tax purposes in any taxable year, rather than passing through its income, gains, losses, and deductions proportionately to Shareholders, the Funds would be subject to tax on its net income for the year at corporate tax rates. In addition, although the Sponsor does not currently intend to make distributions with respect to Shares, any distributions would be taxable to Shareholders as dividend income to the extent of the Fund’s current and accumulated earnings and profits, then treated as a tax‐free return of capital to the extent of the Shareholder’s basis in the Shares (and will reduce the basis), and, to the extent it exceeds a Shareholder’s basis in such Shares, as capital gain for Shareholders who hold their Shares as capital assets. Taxation of the Funds as a corporation could materially reduce the after‐tax return on an investment in Shares and could substantially reduce the value of your Shares.

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

The price and availability of corn is influenced by economic and industry conditions, including but not limited to supply and demand factors such as: crop disease and infestation (including, but not limited to, Leaf Blight, Ear Rot and Root Rot); transportation difficulties; various planting, growing, or harvesting problems; and severe weather conditions (particularly during the spring planting season and the fall harvest) such as drought, floods, or frost that are difficult to anticipate and which cannot be controlled. Demand for corn in the United States to produce ethanol has also been a significant factor affecting the price of corn. In turn, demand for ethanol has tended to increase when the price of gasoline has increased and has been significantly affected by United States governmental policies designed to encourage the production of ethanol. Additionally, demand for corn is affected by changes in consumer tastes, national, regional, and local economic conditions, and demographic trends. Finally, because corn is often used as an ingredient in livestock feed, demand for corn is subject to risks associated with the outbreak of livestock disease.

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

Seasonal fluctuations in the price of corn may cause risk to an investor because of the possibility that Share prices will be depressed because of the corn harvest cycle. In the United States, the corn market is normally at its weakest point, and corn prices are lowest, shortly before and during the harvest (between September and November), due to the high supply of corn in the market. Conversely, corn prices are generally highest during the winter and spring (between December and May), when farmer‐owned corn has largely been sold and used. Seasonal corn market peaks generally occur around February or March. These normal market conditions are, however, often influenced by weather patterns, and domestic and global economic conditions, among other factors, and any specific year may not necessarily follow the traditional seasonal fluctuations described above. In the futures market, these seasonal fluctuations are typically reflected in contracts expiring in the relevant season (e.g., contracts expiring during the harvest season are typically priced lower than contracts expiring in the winter and spring). Thus, seasonal fluctuations could result in an investor incurring losses upon the sale of Fund Shares, particularly if the investor needs to sell Shares when the Benchmark Component Futures Contracts are, in whole or part, Corn Futures Contracts expiring in the fall.

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

The price and availability of soybeans is influenced by economic and industry conditions, including but not limited to supply and demand factors such as: crop disease; weed control; water availability; various planting, growing, or harvesting problems; severe weather conditions such as drought, floods, heavy rains, frost, or natural disasters that are difficult to anticipate and which cannot be controlled; uncontrolled fires, including arson; challenges in doing business with foreign companies; legal and regulatory restrictions; transportation costs; interruptions in energy supply; currency exchange rate fluctuations; global trade disruption due to outbreaks; and political and economic instability. Additionally, demand for soybeans is affected by changes in international, national, regional, and local economic conditions, and demographic trends. The increased production of soybean crops in South America and the rising demand for soybeans in emerging nations such as China and India have increased competition in the soybean market.

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

Because processing soybean oil can create trans‐fats, the demand for soybean oil may decrease due to heightened governmental regulation of trans‐fats or trans‐fatty acids. The U.S. Food and Drug Administration currently requires food manufacturers to disclose levels of trans‐fats contained in their products, and various local governments have enacted or are considering restrictions on the use of trans‐fats in restaurants. Several food processors have either switched or indicated an intention to switch to oil products with lower levels of trans‐ fats or trans‐fatty acids.

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

The increased production of soybean crops in South America and the rising demand for soybeans in emerging nations such as China and India have increased competition in the soybean market. Like the conversion of corn into ethanol, soybeans can be converted into biofuels such as biodiesel. Accordingly, the soybean market has become increasingly affected by demand for biofuels and related legislation. The supply of soybeans could be reduced by the spread of soybean rust, a wind‐borne fungal disease. Although soybean rust can be killed with chemicals, chemical treatment increases production costs for farmers. Finally, because processing soybean oil can create trans‐fats, the demand for soybean oil may decrease due to heightened governmental regulation of trans‐fats or trans‐fatty acids. The U.S. Food and Drug Administration currently requires food manufacturers to disclose levels of trans‐ fats contained in their products, and various local governments have enacted or are considering restrictions on the use of trans‐fats in restaurants. Several food processors have either switched or indicated an intention to switch to oil products with lower levels of trans‐fats or trans‐fatty acids.

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

All of these limits may potentially cause a tracking error between the price of the Shares and the Benchmark. This may in turn prevent you from being able to effectively use the Fund as a way to hedge against soybean‐related losses or as a way to indirectly invest in soybeans.

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

The global price and availability of sugar is influenced by economic and industry conditions, including but not limited to supply and demand factors such as: crop disease; weed control; water availability; various planting, growing, or harvesting problems; severe weather conditions such as drought, floods, or frost that are difficult to anticipate and which cannot be controlled; uncontrolled fires, including arson; challenges in doing business with foreign companies; legal and regulatory restrictions; fluctuation of shipping rates; currency exchange rate fluctuations; and political and economic instability. Global demand for sugar to produce ethanol has also been a significant factor affecting the price of sugar. Additionally, demand for sugar is affected by changes in consumer tastes, national, regional, and local economic conditions, and demographic trends. The spread of consumerism and the rising affluence of emerging nations such as China and India have created demand for sugar. An influx of people in developing countries moving from rural to urban areas may create more disposable income to be spent on sugar products and might also reduce sugar production in rural areas on account of worker shortages, all of which would result in upward pressure on sugar prices. On the other hand, public health concerns regarding obesity, heart disease and diabetes, particularly in developed countries, may reduce demand for sugar. In light of the time it takes to grow sugarcane and sugar beets and the cost of new facilities for processing these crops, it may not be possible to increase supply quickly or in a cost‐ effective manner in response to an increase in demand for sugar.

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

The spread of consumerism and the rising affluence of emerging nations such as China and India have created demand for sugar. An influx of people in developing countries moving from rural to urban areas may create more disposable income to be spent on sugar products and might also reduce sugar production in rural areas on account of worker shortages, all of which could result in upward pressure on sugar prices. On the other hand, public health concerns regarding obesity, heart disease and diabetes, particularly in developed countries, may reduce demand for sugar. In light of the time it takes to grow sugarcane and sugar beets and the cost of new facilities for processing these crops, it may not be possible to increase supply quickly or in a cost‐effective manner in response to an increase in demand.

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

All of these limits may potentially cause a tracking error between the price of the Shares and the Benchmark. This may in turn prevent you from being able to effectively use the Fund as a way to hedge against sugar‐related losses or as a way to indirectly invest in sugar.

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

Demand for food products made from wheat flour is affected by changes in consumer tastes, national, regional, and local economic conditions, and demographic trends. More specifically, demand for such food products in the United States is relatively unaffected by changes in wheat prices or disposable income but is closely tied to tastes and preferences. For example, in recent years the increase in the popularity of low‐carbohydrate diets caused the consumption of wheat flour to decrease rapidly before rebounding somewhat after 2005. Export demand for wheat fluctuates yearly, based largely on crop yields in the importing countries.

Position limits and daily price fluctuation limits set by the CFTC and the exchanges have the potential to cause tracking error, which could cause the price of Shares to substantially vary from the Benchmark and prevent you from being able to effectively use the Fund as a way to hedge against wheat‐related losses or as a way to indirectly invest in wheat.

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

Risks Specific to the Hashdex Bitcoin ETF

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

The recent bankruptcy of the crypto exchange FTX has underscored the potential for fraud and manipulation in crypto exchanges generally.  The financial distress experienced by crypto asset market participants as a result of the FTX bankruptcy has already led to the spread of a general contagion among some market participants, and may lead to additional regulation of the crypto markets.

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

The Sponsor may not be able to invest the Fund’s assets in Benchmark Component Futures Contracts having an aggregate notional amount exactly equal to the Fund’s NAV. As a standardized contract, a single BTC Contract is for a specified amount of bitcoin, and the Fund’s NAV and the proceeds from the sale of a Creation Basket is unlikely to be an exact multiple of that amount. In such case, the Fund might not invest the entire proceeds from the purchase of the Creation Basket in such futures contracts. (As an example, assume that a Creation Basket is sold by the Fund, and that the Fund’s closing NAV per Share is $25.00. In that case, the Fund would receive $250,000 in proceeds from the sale of the Creation Basket ($25.00 NAV per Share multiplied by 10,000 Shares and ignoring the Creation Basket fee of $300). If one were to assume further that the Sponsor wants to invest the entire proceeds from the Creation Basket in the Benchmark Component Futures Contracts and that the market value of each such Benchmark Component Futures Contracts is $188,175 (or otherwise not a round number), the Fund would be unable to buy an exact number of BTC Contracts with an aggregate market value equal to $250,000. In this case, the Fund would be able to purchase 1 BTC Contract with an aggregate market value of approximately $188,175 and 16 MBT Contracts at $3,750 with an aggregate market value of approximately $60,000, bringing the aggregate value of proceeds to $248,175.) Any amounts not invested in Benchmark Component Futures Contracts are held in cash and cash equivalents.

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

Risk Related to Lack of Liquidity

Certain of the Fund’s Investments Could Be Illiquid, Which Could Cause Large Losses to Investors at any Time or from Time to Time.

If the Fund’s ability to obtain exposure to Bitcoin Futures Contracts in accordance with its investment objective is disrupted for any reason including, because of limited liquidity in the bitcoin futures market, a disruption to the bitcoin futures market, or as a result of margin requirements or position limits imposed by the Fund’s futures commission merchants, the CME, or the CFTC, the Fund may not be able to achieve its investment objective and may experience significant losses. Any disruption in the Fund’s ability to obtain exposure to Bitcoin Futures Contracts will cause the Fund’s performance to deviate from the performance of Bitcoin Futures Contracts. In addition, the Fund might grow to a size where a lack of liquidity in the futures market meant that the Fund could not sell enough futures contracts to honor redemption requests. For further information regarding the impact if suspending redemptions, see “Suspension or Rejection of Redemption” on page 69.

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

Consistent with applicable provisions of the Trust Agreement and Delaware law, the Fund has broad authority to make changes to the Fund’s operations. The Fund may change its investment objective, Benchmark, or investment strategies and Shareholders of the Fund will not have any rights with respect to these changes. Changes are subject to applicable regulatory requirements, including, but not limited to, any requirement to amend applicable listing rules of the NYSE. The reasons for and circumstances that may trigger any such changes may vary widely and cannot be predicted. By way of example, the Fund may change the term structure or underlying components of the Benchmark in furtherance of the Fund’s investment objective if, due to market conditions, a potential or actual imposition of position limits by the CFTC or futures exchange rules, or the imposition of risk mitigation measures by a futures commission merchant restricts the ability of the Fund to invest in the current Benchmark Futures Contracts. Shareholders may experience losses on their investments in the Fund as a result of such changes

The Fund is not a registered investment company, so you do not have the protections of the Investment Company Act of 1940.

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

According to Bloomberg from 1/1/2019 to 5/27/2022 front month Bitcoin Futures Contracts exhibited an average implied 30-Day volatility of 67.71. The highest volatility during that period was 134.07 on 7/25/19 and the lowest was 25.62 on 4/1/2019.

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

Date	BTC1 Daily % Change	BRR Daily % Change	Notes
3/12/2020	-23.49%	-21.89%	The selloff in Bitcoin futures coincided with broader financial market duress at the onset of the COVID pandemic.
6/27/2019	-21.82%	-9.31%	Potentially signals near term profit taking as the front month contract gained, after gaining approximately 22% in the prior session.
6/13/2022	-20.09%	-15.45%	Selling picked up after failing to hold the $30,000 level, filling the gap created on the way up during December 2020.
1/16/2018	-19.97%	-13.50%	Bitcoin futures were relatively new and there was significant selling interest early on that carried through December 2018.
2/5/2018	-15.43%	-14.16%	Bitcoin futures were relatively new and there was significant selling interest early on that carried through December 2018.
5/9/2022	-13.90%	-4.85%	After failing to close back above $40,000 on May 4th, selling accelerated as market participants zeroed in on $30,000 as the next potential area of price support.
11/8/2022	-13.63%	-6.38%	Bitcoin sold off as Binance was considering pulling out of a deal to purchase FTX
11/9/2022	-13.26%	-10.02%	Bitcoin faced continued pressure from sellers as concerns surrounding the FTX news weighted heavy on the market.
1/21/2022	-10.53%	-10.75%	The downtrend that began in November of 2021 showed signs of accelerating as prices traded at their lowest levels since July of 2021.
11/11/2022	-9.73%	-4.22%	After rallying over 15% the day prior, the selling resumed as the market continued to digest the news around FTX.
5/5/2022	-9.10%	-0.65%	After failing to close back above $40,000 on May 4th, selling accelerated as market participants appear to be testing ~$35,000 for potential support.
8/19/2022	-9.02%	-8.70%

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

On November 15, 2022, Dale Riker and Barbara Riker filed a verified complaint captioned “Dale Riker and Barbara Riker v. Teucrium Trading, LLC,” C.A. No. 2022-1030-KSJM, to obtain advancement of legal fees in connection with the Gilbertie-Riker litigation.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

The principal trading market for the shares of CORN, SOYB, CANE, WEAT, TAGS, and DEFI is the NYSE Arca.

Price Range of Shares

The following tables set forth the range of reported high and low closing prices of the shares for each Fund as reported on the NYSE Arca for the fiscal year ended December 31, 2022 and 2021.

The following table sets forth the range of reported high and low closing prices of the shares of the Teucrium Corn Fund (symbol “CORN”) as reported on the NYSE Arca:

Fiscal Year Ended December 31, 2022	High	Low
Quarter Ended
March 31, 2022	$27.16	$21.50
June 30, 2022	$30.05	$25.16
September 30, 2022	$27.60	$22.89
December 31, 2022	$27.84	$25.55

Fiscal Year Ended December 31, 2021	High	Low
Quarter Ended
March 31, 2021	$17.53	$15.99
June 30, 2021	$22.91	$17.29
September 30, 2021	$21.35	$19.13
December 31, 2021	$22.27	$19.53

The following table sets forth the range of reported high and low closing prices of the shares of the Teucrium Soybean Fund (symbol “SOYB”) as reported on the NYSE Arca:

Fiscal Year Ended December 31, 2022	High	Low
Quarter Ended
March 31, 2022	$28.17	$23.06
June 30, 2022	$29.24	$26.35
September 30, 2022	$27.80	$24.41
December 31, 2022	$28.50	$26.17

Fiscal Year Ended December 31, 2021	High	Low
Quarter Ended
March 31, 2021	$21.62	$19.48
June 30, 2021	$24.75	$21.16
September 30, 2021	$23.82	$22.02
December 31, 2021	$23.18	$20.86

The following table sets forth the range of reported high and low closing prices of the shares of the Teucrium Sugar Fund (symbol “CANE”) as reported on the NYSE Arca:

Fiscal Year Ended December 31, 2022	High	Low
Quarter Ended
March 31, 2022	$9.74	$8.76
June 30, 2022	$10.12	$9.19
September 30, 2022	$9.50	$8.65
December 31, 2022	$9.79	$8.59

Fiscal Year Ended December 31, 2021	High	Low
Quarter Ended
March 31, 2021	$7.79	$6.76
June 30, 2021	$8.50	$6.98
September 30, 2021	$9.79	$8.21
December 31, 2021	$9.83	$8.93

The following table sets forth the range of reported high and low closing prices of the shares of the Teucrium Wheat Fund (symbol “WEAT”) as reported on the NYSE Arca:

Fiscal Year Ended December 31, 2022	High	Low
Quarter Ended
March 31, 2022	$12.36	$7.14
June 30, 2022	$12.35	$9.04
September 30, 2022	$9.15	$7.69
December 31, 2022	$9.36	$7.41

Fiscal Year Ended December 31, 2021	High	Low
Quarter Ended
March 31, 2021	$6.50	$5.82
June 30, 2021	$7.36	$5.92
September 30, 2021	$7.48	$6.17
December 31, 2021	$8.31	$7.05

The following table sets forth the range of reported high and low closing prices of the shares of the Teucrium Agricultural Fund (symbol “TAGS”) as reported on the NYSE Arca:

Fiscal Year Ended December 31, 2022	High	Low
Quarter Ended
March 31, 2022	$34.52	$26.65
June 30, 2022	$36.15	$31.07
September 30, 2022	$31.77	$28.44
December 31, 2022	$31.85	$29.96

Fiscal Year Ended December 31, 2021	High	Low
Quarter Ended
March 31, 2021	$23.50	$21.38
June 30, 2021	$27.12	$22.27
September 30, 2021	$27.21	$24.42
December 31, 2021	$27.96	$25.83

The following table sets forth the range of reported high and low closing prices of the shares of the Hashdex Bitcoin Futures ETF Fund (symbol “DEFI”) as reported on the NYSE Arca:

Fiscal Year Ended December 31, 2022	High	Low
Quarter Ended
From commencement of operations (September 15, 2022) through September 30, 2022	$24.78	$23.77
December 31, 2022	$26.66	$19.77

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
2017
2018
2019
2020
2021
2022

Teucrium Sugar Fund
Annual Percentage Change in the Net Asset Value Per Share
50.00%
40.00%
30.00%
20.00%
10.00%
0.00%
-10.00%
-20.00%
-30.00%
-40.00%
2011
2012
2013
2014
2015
2016
2017
2018
2019
2020
2021
2022

Teucrium Soybean Fund
Annual Percentage Change in the Net Asset Value Per Share
30.00%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
2011
2012
2013
2014
2015
2016
2017
2018
2019
2020
2021
2022

Teucrium Wheat Fund
Annual Percentage Change in the Net Asset Value Per Share
30.00%
20.00%
10.00%
0.00%
-10.00%
-20.00%
-30.00%
-40.00%
2011
2012
2013
2014
2015
2016
2017
2018
2019
2020
2021
2022

Holders of the Funds

The table below sets forth the approximate number of shareholders for each Fund of the Trust as of December 31, 2022.

Fund	Approximate Number of Shareholders
CORN	40,693
SOYB	16,761
CANE	6,591
WEAT	70,347
TAGS	6,972
DEFI	0

Use of Proceeds

Teucrium Corn Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-162033	30,000,000	June 7, 2010
2	333-187463	-	April 30, 2013
3	333-210010	-	April 29, 2016
4	333-230626	-	April 29, 2019
5	333-237234	10,000,000	May 1, 2020
6	333-248546	20,000,000	October 2, 2020
7	333-263434	Indeterminate Number of Shares	April 7, 2022

From June 9, 2010 (the commencement of operations) through December 31, 2022,  Shares of the Fund were sold at an aggregate offering price of $1,020,927,577. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund from June 9, 2010 (the commencement of operations) through December 31, 2022 in an amount equal to $1,192,233, resulting in net offering proceeds of $1,019,735,344. The offering proceeds were invested in corn futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Teucrium Soybean Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-167590	10,000,000	June 13, 2011
2	333-196210	-	June 30, 2014
3	333-217247	-	May 1, 2017
4	333-223940	5,000,000	April 30, 2018
5	333-241569	15,000,000	August 24, 2020
6	333-263448	Indeterminate Number of Shares	April 7, 2022

From September 19, 2011 (the commencement of the offering) through December 31, 2022, Shares of the Fund were sold at an aggregate offering price of $297,837,299. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through December 31, 2022 in an amount equal to $251,587, resulting in net offering proceeds of $297,585,712. The offering proceeds were invested in soybean futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Teucrium Sugar Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-167585	10,000,000	June 13, 2011
2	333-196211	-	June 30, 2014
3	333-217248	-	May 1, 2017
4	333-223941	5,000,000	April 30, 2018
5	333-248545	15,000,000	October 2, 2020
6	333-263438	Indeterminate Number of Shares	April 7, 2022

From September 19, 2011 (the commencement of the offering) through December 31, 2022, Shares of the Fund were sold at an aggregate offering price of $101,597,419. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through December 31, 2022 in an amount equal to $101,167, resulting in net offering proceeds of $101,496,251. The offering proceeds were invested in sugar futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Teucrium Wheat Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-167591	10,000,000	June 13, 2011
2	333-196209	-	June 30, 2014
3	333-212481	25,050,000	July 15, 2016
4	333-230623	30,000,000	April 29, 2019
5	333-263293	Indeterminate Number of Shares	March 9, 2022

From September 19, 2011 (the commencement of the offering) through December 31, 2022, Shares of the Fund were sold at an aggregate offering price of $1,132,775,722. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through December 31, 2022 in an amount equal to $501,888, resulting in net offering proceeds of $1,132,273,834. The offering proceeds were invested in wheat futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Teucrium Agricultural Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-173691	5,000,000	February 10, 2012
2	333-201953	-	April 30, 2015
3	333-223943	-	April 30, 2018
4	333-254650	-	April 30, 2021
5	333-263450	Indeterminate Number of Shares	April 7, 2022

From March 28, 2012 (the commencement of the offering) through December 31, 2022, Shares of the Fund were sold at an aggregate offering price of $77,555,646. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through December 31, 2022 in an amount equal to $25,070, resulting in net offering proceeds of $77,530,576. The offering proceeds were invested in Shares of the Underlying Funds and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Hashdex Bitcoin Futures ETF

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-256339	Indeterminate Number of Shares	September 14, 2022

From September 16, 2022 (the commencement of the offering) through December 31, 2022, Shares of the Fund were sold at an aggregate offering price of $2,461,340. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through December 31, 2022 in an amount equal to $95, resulting in net offering proceeds of $2,461,245. The offering proceeds were invested in bitcoin futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Issuer Purchases of Equity Securities

The Sponsor, the Trust or any Fund do not purchase shares directly from shareholders; however, the information below details for the current period, October 1, 2022 to December 31, 2022, by month and for the year ended December 31, 2022, the share purchases in connection with the redemption of baskets by Authorized Purchasers.

Issuer Purchases of CORN Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2022	350,000	$27.36	N/A	N/A
November 1 to November 30, 2022	650,000	$26.40	N/A	N/A
December 1 to December 31, 2022	1,825,000	$26.03	N/A	N/A
Total	2,825,000	$26.28

January 1 to December 31, 2022	7,975,000	$26.13	N/A	N/A

Issuer Purchases of SOYB Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2022	275,000	$26.29	N/A	N/A
November 1 to November 30, 2022	75,000	$27.37	N/A	N/A
December 1 to December 31, 2022	425,000	$28.00	N/A	N/A
Total	775,000	$27.33

January 1 to December 31, 2022	2,125,000	$26.87	N/A	N/A

Issuer Purchases of WEAT Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2022	2,025,000	$8.71	N/A	N/A
November 1 to November 30, 2022	3,950,000	$8.35	N/A	N/A
December 1 to December 31, 2022	7,900,000	$7.62	N/A	N/A
Total	13,875,000	$7.99

January 1 to December 31, 2022	66,925,000	$9.49	N/A	N/A

Issuer Purchases of CANE Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2022	150,000	$8.88	N/A	N/A
November 1 to November 30, 2022	225,000	$9.45	N/A	N/A
December 1 to December 31, 2022	125,000	$9.45	N/A	N/A
Total	500,000	$9.28

January 1 to December 31, 2022	2,725,000	$9.19	N/A	N/A

Issuer Purchases of TAGS Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2022	62,500	$31.06	N/A	N/A
November 1 to November 30, 2022	-	$-	N/A	N/A
December 1 to December 31, 2022	162,500	$30.38	N/A	N/A
Total	225,000	$30.57

January 1 to December 31, 2022	625,000	$30.51	N/A	N/A

Issuer Purchases of DEFI Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2022	-	$-	N/A	N/A
November 1 to November 30, 2022	50,000	$20.10	N/A	N/A
December 1 to December 31, 2022	-	$-	N/A	N/A
Total	50,000	$20.10

January 1 to December 31, 2022	50,000	$20.10	N/A	N/A

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

6.	The Funds recognize brokerage commissions on a per-trade basis.

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

CORN, SOYB, CANE, WEAT, and TAGS pays for all brokerage fees, taxes, and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, FINRA, formally the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays its portion of the fees and expenses for services directly attributable to the Fund such as accounting, financial reporting, regulatory compliance, and trading activities, which the Sponsor elected not to outsource. Certain aggregate expenses common to all Teucrium Funds within the Trust are allocated by the Sponsor to the respective Funds based on activity drivers deemed most appropriate by the Sponsor for such expenses, including but not limited to relative assets under management and creation order activity. These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax‐preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Teucrium Funds, which are primarily the cost of performing certain accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Fund and are included, primarily, in distribution and marketing fees. In addition, the Agricultural Funds, except for TAGS which has no such fee, are contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum.

DEFI is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 0.94% per annum. From the Management Fee, the Sponsor pays all of the routine operational, administrative and other ordinary expenses of each Fund, generally as determined by the Sponsor, including but not limited to, fees and expenses of the Administrator, Custodian, Distributor, Transfer Agent, licensors, accounting and audit fees and expenses, tax preparation expenses, legal fees, ongoing SEC registration fees, individual Schedule K‐1 preparation and mailing fees, and report preparation and mailing expenses. These fees and expenses are not included in the breakeven table because they are paid for by the Sponsor through the proceeds from the Management Fee. The Fund pays all of its non‐recurring and unusual fees and expenses, if any, as determined by the Sponsor. Non‐recurring and unusual fees and expenses are unexpected or unusual in nature, such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses. Extraordinary fees and expenses also include material expenses which are not currently anticipated obligations of the Fund. Routine operational, administrative and other ordinary expenses are not deemed extraordinary expenses.

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

Results of Operations

The discussion below addresses the material changes in the results of operations for the year ended December 31, 2022 compared to the years ended December 31, 2021 and 2020. CORN, SOYB, CANE, WEAT and TAGS operated for the entirety of all periods discussed below.  DEFI commenced operations on September 16, 2022.

Total expenses for the current and comparative periods are presented both gross and net of any expenses waived or paid by the Sponsor that would have been incurred by the Funds (“expenses waived by the Sponsor”). For all expenses waived in 2020, 2021 and 2022, the Sponsor has determined that no reimbursement will be sought in future periods. “Total expenses, net,” which is after the impact of any expenses waived by or reimbursed to the Sponsor, are presented in the same manner as previously reported. There is, therefore, no impact to or change in the net gain or net loss in any period for the Trust and each Fund as a result of this change in presentation.

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

The Agricultural Funds generally pay for all brokerage fees, taxes, and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. Each Fund also pays its portion of the fees and expenses associated with the Trust’s tax accounting and reporting requirements. Certain aggregate expenses common to all Funds within the Trust are allocated by the Sponsor to the respective funds based on activity drivers deemed most appropriate by the Sponsor for such expenses, including but not limited to relative assets under management and creation order activity. These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax‐preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to services provided by the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Funds and are, primarily, included as distribution and marketing fees on the statements of operations. These amounts, for the Trust and for each Fund, are detailed in the notes to the financial statements included in Part I of this filing.

DEFI is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 0.94% per annum. From the Management Fee, the Sponsor pays all of the routine operational, administrative and other ordinary expenses of the Fund, generally as determined by the Sponsor, including but not limited to, fees and expenses of the Administrator, Custodian, Distributor, Transfer Agent, licensors, accounting and audit fees expenses, tax preparation expenses, legal fees, ongoing SEC registration fees, individual Schedule K‐1 preparation and mailing fees, and report preparation and mailing expenses. These fees and expenses are not included in the breakeven table because they are paid for by the Sponsor through the proceeds from the Management Fee. The Fund pays all of its non‐recurring and unusual fees and expenses, if any, as determined by the Sponsor. Non‐recurring and unusual fees and expenses are unexpected or unusual in nature, such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses. Extraordinary fees and expenses also include material expenses which are not currently anticipated obligations of the Fund. Routine operational, administrative, and other ordinary expenses are not deemed extraordinary expenses.

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

On December 31, 2022, the Corn Fund held a total of  CBOT Corn Futures contracts with a notional value of $152,612,888. The contracts had an asset fair value of $1,585,798 and a liability fair value of $2,967,103. The weighting of the notional value of the contracts was weighted as follows: (1) 35% to the MAY23 contracts, the second to expire CBOT Corn Futures Contract, (2) 30% to JUL23 CBOT contracts, the third to expire CBOT Corn Futures Contract, and (3) 35% to DEC23 CBOT contracts, the CBOT Corn Futures Contract expiring in the December following the expiration month of the third to expire contract.

As of December 31, 2022 Compared to December 31, 2021 and 2020

	December 31, 2022	December 31, 2021	December 31, 2020
Total Net Assets	$152,638,405	$120,846,256	$138,289,537
Shares Outstanding	5,675,004	5,600,004	8,900,004
Net Asset Value per share	$26.90	$21.58	$15.54
Closing Price	$26.93	$21.54	$15.58

Total net assets for the Fund increased year over year by 26%, driven by an increase in the NAV per share of $5.32 or 25%. The net assets for the Fund increased by 10% when comparing 2022 to 2020. This change in total net assets year over year, in the opinion of management, was generally due to a combination of appreciation of commodity prices and investor in-flows which was driven by the war in Ukraine, supply disruptions and rising crop input costs.

	Year ended	Year ended	Year ended
	December 31, 2022	December 31, 2021	December 31, 2020
Average daily total net assets	$212,104,084	$150,516,478	$94,548,518
Net realized and unrealized gain on futures contracts	$21,467,120	$51,609,064	$25,253,341
Interest income earned on cash and cash equivalents	$3,437,856	$258,156	$603,571
Annualized interest yield based on average daily total net assets	1.62%	0.17%	0.64%
Net Income	$21,256,851	$48,990,754	$23,491,137
Weighted average share outstanding	8,002,538	7,790,689	7,170,974
Management Fees	$2,121,041	$1,505,165	$945,485
Total gross fees and other expenses excluding management fees	$1,872,939	$2,431,562	$2,269,686
Brokerage Commissions	$217,050	$141,674	$149,619
Expenses waived by the Sponsor	$345,855	$1,060,261	$849,396
Total gross expense ratio	1.88%	2.62%	3.40%
Total expense ratio net of expenses waived by the Sponsor	1.72%	1.91%	2.50%
Net investment loss	0.10%	1.74%	1.86%
Creation of Shares	8,050,000	5,025,000	12,675,000
Redemption of Shares	7,975,000	8,325,000	8,850,000

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

The increase in interest and other income year over year was due to an increase in net assets and an increase in Federal Fund Rates. As a result, the amount of interest income earned as a percentage of average daily total net assets was higher during the year ended December 31, 2022, compared to the years ending 2021 and 2020. The Fund seeks to earn interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper. These interest rate levels may be lower or higher than the projected interest rates stated in the prospectuses and thus will impact your breakeven even point.

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

The decrease in total gross fees and other expenses excluding management fees for the year ended December 31, 2022, compared to 2021 was generally due to the decrease in average assets under management relative to the other Funds. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The increase in total brokerage commissions for the year ended December 31, 2022, compared to the year ended December 31, 2021, was primarily due to an increase in contracts purchased, liquidated, and rolled.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to December 31, 2022 and serves to illustrate the relative changes of these components.

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

On December 31, 2022, the Fund held a total of CBOT soybean futures contracts with a notional value of $58,412,138. The contracts had an asset fair value of $2,520,370. The weighting of the notional value of the contracts was weighted as follows: (1) 35% to MAR23 CBOT contracts, (2) 30% to MAY23 CBOT contracts, and (3) 35% to NOV23 CBOT contracts.

As of December 31, 2022 Compared to December 31, 2021 and 2020

	December 31, 2022	December 31, 2021	December 31, 2020
Total Net Assets	$58,429,985	$44,972,625	$89,178,862
Shares Outstanding	2,050,004	1,975,004	4,575,004
Net Asset Value per share	$28.50	$22.77	$19.49
Closing Price	$28.50	$22.75	$19.47

Total net assets for the Fund increased year over year by 30%, driven by a combination of an increase in the NAV per share of $5.73 or 25% and an increase in the shares outstanding of 75,000 shares or 4%. This change year over year, in the opinion of management, was generally due to a combination of appreciation of commodity prices and investor in-flows which was driven by the war in Ukraine, supply disruptions and rising crop input costs. The net assets for the Fund decreased by 34% when comparing 2022 to 2020.

	Year ended	Year ended	Year ended
	December 31, 2022	December 31, 2021	December 31, 2020
Average daily total net assets	$67,772,708	$72,711,004	$58,080,022
Net realized and unrealized gain on futures contracts	$10,197,551	$14,931,299	$28,597,044
Interest income earned on cash and cash equivalents	$1,141,420	$124,186	$261,834
Annualized interest yield based on average daily total net assets	1.68%	0.17%	0.45%
Net Income	$10,129,997	$13,627,008	$27,496,919
Weighted average share outstanding	2,515,004	3,319,593	3,731,425
Management Fees	$677,727	$727,110	$580,800
Total gross fees and other expenses excluding management fees	$620,809	$1,277,381	$1,180,677
Brokerage Commissions	$27,011	$29,889	$35,880
Expenses waived by the Sponsor	$89,562	$576,014	$399,518
Total gross expense ratio	1.92%	2.76%	3.03%
Total expense ratio net of expenses waived by the Sponsor	1.78%	1.96%	2.34%
Net investment loss	0.10%	1.79%	1.89%
Creation of Shares	2,200,000	1,225,000	7,600,000
Redemption of Shares	2,125,000	3,825,000	4,800,000

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

The increase in interest and other income year over year was due to an increase in net assets and an increase in Federal Fund Rates. As a result, the amount of interest income earned as a percentage of average daily total net assets was higher during the year ended December 31, 2022, compared to the years ending 2021 and 2020. The Fund seeks to earn interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper. These interest rate levels may be lower or higher than the projected interest rates stated in the prospectuses and thus will impact your breakeven even point.

The decrease/increase in management fee paid to the Sponsor compared to the years ending 2021 and 2020 was a result of lower/higher average net assets. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets. Other than the management fee to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day to day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one year, or commitments regardless of the level of assets under management. The structure of the Fund and the nature of the expenses are such that as total net assets grow, there is a scalability of expenses that may allow the total expense ratio to be reduced. However, if total net assets for the Fund fall, the total expense ratio of the Fund will increase unless additional reductions are made by the Sponsor to the daily expense accruals. The Sponsor can elect to adjust the daily expense accruals at its discretion based on market conditions and other Fund considerations.

The decrease in total gross fees and other expenses excluding management fees for the year ended December 31, 2022, compared to 2021 was generally due to the decrease in average assets under management relative to the other Funds. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The decrease in total brokerage commissions for the year ended December 31, 2022, compared to the year ended December 31, 2021, was primarily due to a decrease in contracts purchased, liquidated, and rolled.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to December 31, 2022 and serves to illustrate the relative changes of these components.

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

On December 31, 2022, the Fund held a total of  ICE sugar futures contracts with a notional value of $24,262,615. The contracts had an asset fair value of $911,329 and a liability fair value of $85,128. The weighting of the notional value of the contracts was weighted as follows: (1) 35% to the MAY22 ICE No 11 contracts, (2) 30% to the JUL22 ICE No 11 contracts, and (3) 35% to the MAR23 ICE No 11 contracts.

As of December 31, 2022 Compared to December 31, 2021 and 2020

	December 31, 2022	December 31, 2021	December 31, 2020
Total Net Assets	$24,262,359	$22,834,664	$12,766,091
Shares Outstanding	2,550,004	2,475,004	1,900,004
Net Asset Value per share	$9.51	$9.23	$6.72
Closing Price	$9.53	$9.20	$6.75

Total net assets for the Fund increased year over year by 6%, driven by a combination of an increase in total shares outstanding of 75,000 or 3% and an increase in the NAV per share of $0.29 or 3%. The net assets for the Fund increased by 90% when comparing 2022 to 2020. This change was, in the opinion of management, due to the stabilization of prices worldwide, strong demand and with modestly higher production which accelerated investor interest.

	Year ended	Year ended	Year ended
	December 31, 2022	December 31, 2021	December 31, 2020
Average daily total net assets	$27,802,846	$20,416,044	$10,417,038
Net realized and unrealized (loss) gain on futures contracts	$(614,996)	$5,814,245	$403,337
Interest income earned on cash and cash equivalents	$452,734	$27,813	$68,866
Annualized interest yield based on average daily total net assets	1.63%	0.14%	0.66%
Net (loss) Income	$(672,495)	$5,467,243	$196,761
Weighted average share outstanding	2,995,004	2,396,442	1,676,917
Management Fees	$278,028	$204,160	$104,170
Total gross fees and other expenses excluding management fees	$310,442	$304,949	$381,886
Brokerage Commissions	$33,469	$21,123	$14,681
Expenses waived by the Sponsor	$78,237	$134,294	$210,614
Total gross expense ratio	2.12%	2.49%	4.67%
Total expense ratio net of expenses waived by the Sponsor	1.84%	1.84%	2.64%
Net investment loss	0.21%	1.70%	1.98%
Creation of Shares	2,800,000	1,700,000	1,575,000
Redemption of Shares	2,725,000	1,125,000	1,425,000

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

The increase in interest and other income year over year was due to an increase in net assets and an increase in Federal Fund Rates. As a result, the amount of interest income earned as a percentage of average daily total net assets was higher during the year ended December 31, 2022, compared to the years ending 2021 and 2020. The Fund seeks to earn interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper. These interest rate levels may be lower or higher than the projected interest rates stated in the prospectuses and thus will impact your breakeven even point.

The increase in management fee paid to the Sponsor compared to the years ending 2021 and 2020 was a result of higher average net assets. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets. Other than the management fee to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day to day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one year, or commitments regardless of the level of assets under management. The structure of the Fund and the nature of the expenses are such that as total net assets grow, there is a scalability of expenses that may allow the total expense ratio to be reduced. However, if total net assets for the Fund fall, the total expense ratio of the Fund will increase unless additional reductions are made by the Sponsor to the daily expense accruals. The Sponsor can elect to adjust the daily expense accruals at its discretion based on market conditions and other Fund considerations.

The increase in total gross fees and other expenses excluding management fees for the year ended December 31, 2022, compared to 2021 was generally due to the increase in average assets under management relative to the other Funds. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The increase in total brokerage commissions for the year ended December 31, 2022, compared to the years ended December 31, 2021 and 2020, was primarily due to an increase in contracts purchased, liquidated, and rolled.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to December 31, 2022 and serves to illustrate the relative changes of these components.

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

On December 31, 2022, the Fund held a total of  CBOT wheat futures contracts with a notional value of $228,991,788. The contracts had an asset fair value of $3,160,732 and a liability fair value of $26,380,838. The weighting of the notional value of the contracts was weighted as follows: (1) 35% to MAY23 CBOT contracts, (2) 30% to JUL23 CBOT contracts, and (3) 35% to DEC23 CBOT contracts.

As of December 31, 2022 Compared December 31, 2021 and 2020

	December 31, 2022	December 31, 2021	December 31, 2020
Total Net Assets	$228,972,039	$75,621,587	$69,876,578
Shares Outstanding	28,675,004	10,250,004	11,350,004
Net Asset Value per share	$7.99	$7.38	$6.16
Closing Price	$7.98	$7.39	$6.19

Total net assets for the Fund increased year over year by 203%, driven by a combination of an increase in total shares outstanding of 18,425,000 or 180% and an increase in the NAV per share of $0.61 or 8%. The net assets for the Fund increased by 228% when comparing 2022 to 2020. This change year over year, in the opinion of management, was generally due to a combination of appreciation of commodity prices and investor in-flows which was driven by the war in Ukraine, supply disruptions and rising crop input costs.

	Year ended	Year ended	Year ended
	December 31, 2022	December 31, 2021	December 31, 2020
Average daily total net assets	$354,950,645	$80,968,189	$55,498,211
Net realized and unrealized (loss) gain on futures contracts	$(107,737,217)	$15,740,002	$6,131,591
Interest income earned on cash and cash equivalents	$5,619,025	$131,765	$416,399
Annualized interest yield based on average daily total net assets	1.58%	0.16%	0.75%
Net (Loss) Income	$(108,450,550)	$14,343,186	$4,972,972
Weighted average share outstanding	37,882,059	11,913,086	9,949,731
Management Fees	$3,549,506	$809,682	$554,982
Total gross fees and other expenses excluding management fees	$3,208,016	$1,026,464	$1,101,226
Brokerage Commissions	$387,999	$47,448	$40,741
Expenses waived by the Sponsor	$425,164	$307,565	$81,190
Total gross expense ratio	1.90%	2.27%	2.98%
Total expense ratio net of expenses waived by the Sponsor	1.78%	1.89%	2.84%
Net investment loss	0.20%	1.73%	2.09%
Creation of Shares	85,350,000	4,050,000	5,350,000
Redemption of Shares	66,925,000	5,150,000	2,950,000

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

The increase in interest and other income year over year was due to an increase in net assets and an increase in Federal Fund Rates. As a result, the amount of interest income earned as a percentage of average daily total net assets was higher during the year ended December 31, 2022, compared to the years ending 2021 and 2020. The Fund seeks to earn interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper. These interest rate levels may be lower or higher than the projected interest rates stated in the prospectuses and thus will impact your breakeven even point.

The increase in management fee paid to the Sponsor is a result of higher average net assets. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets. Other than the management fee to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day to day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one year, or commitments regardless of the level of assets under management. The structure of the Fund and the nature of the expenses are such that as total net assets grow, there is a scalability of expenses that may allow the total expense ratio to be reduced. However, if total net assets for the Fund fall, the total expense ratio of the Fund will increase unless additional reductions are made by the Sponsor to the daily expense accruals. The Sponsor can elect to adjust the daily expense accruals at its discretion based on market conditions and other Fund considerations.

The increase/decrease in total gross fees and other expenses excluding management fees for the year ended December 31, 2022, compared to 2021 and 2020 was generally due to the increase/decrease in average assets under management relative to the other Funds. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The increase in total brokerage commissions for the year ended December 31, 2022, compared to the year ended December 31, 2021 and 2020, was primarily due to an increase in contracts purchased, liquidated, and rolled.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to December 31, 2022 and serves to illustrate the relative changes of these components.

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

On December 31, 2022, the Fund held: 1) 367,555 shares of CORN with a fair value of $9,885,980; 2) 1,254,840 shares of WEAT with a fair value of $10,020,023; 3) 348,075 shares of SOYB with a fair value of $9,921,042; and 4) 1,024,284 shares of CANE with a fair value of $9,745,653. The weighting on December 31, 2022 was 25% to CORN, 25% to WEAT, 25% to SOYB and 25% to CANE.

As of December 31, 2022 Compared December 31, 2021 and 2020

	December 31, 2022	December 31, 2021	December 31, 2020
Total Net Assets	$39,575,245	$14,179,655	$1,584,388
Shares Outstanding	1,262,502	525,002	75,002
Net Asset Value per share	$31.35	$27.01	$21.12
Closing Price	$31.32	$26.94	$21.21

Total net assets for the Fund increased year over year by 179%, driven by a combination of an increase in shares outstanding 737,500 shares or 140% and the NAV per share of $4.34 or 16%. The net assets for the Fund increased by 2,398% when comparing 2022 to 2020.

	Year ended	Year ended	Year ended
	December 31, 2022	December 31, 2021	December 31, 2020
Average daily total net assets	$37,414,830	$7,734,716	$1,282,495
Net realized and unrealized (loss) gain on securities	$(1,048,858)	$1,408,086	$82,015
Interest income earned on cash equivalents	$432	$18	$11
Annualized interest yield based on average daily total net assets	0.00%	0.00%	0.00%
Net (Loss) Income	$(1,099,236)	$1,394,914	$79,463
Weighted average share outstanding	1,189,659	303,324	70,733
Total gross fees and other expenses	$313,738	$118,912	$42,396
Brokerage Commissions	$-	$-	$1
Expenses waived by the Sponsor	$262,928	$105,722	$39,833
Total gross expense ratio	0.84%	1.54%	3.31%
Total expense ratio net of expenses waived by the Sponsor	0.14%	0.17%	0.20%
Net investment loss	0.13%	0.17%	0.20%
Creation of Shares	1,362,500	537,500	12,500
Redemption of Shares	625,000	87,500	12,500

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

The change in total gross fees and other expenses for the year ending December 31, 2022, compared to the years ending 2021 and 2020, was generally due to the increase in average assets under management. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to December 31, 2022 and serves to illustrate the relative changes of these components.

Hashdex Bitcoin Futures ETF

The Hashdex Bitcoin Futures ETF Fund commenced investment operations on September 15, 2022. The investment objective of the Fund is to have the daily changes in the NAV of the Fund’s Shares reflect the daily changes in the price of the Benchmark, less expenses from the Fund’s operations. The Benchmark is the average of the closing settlement prices for the first to expire and second to expire bitcoin futures contracts listed on the CME.  These contracts are the Benchmark Component Futures Contracts.

On December 31, 2022, the Fund held a total of  CME bitcoin futures contracts with a notional value of $1,071,625. The contracts had an asset fair value of $29,152. The weighting of the notional value of the contracts was weighted as follows: (1) 46% to JAN23 CME contracts, (2) 54% to FEB23 CME contracts.

As of December 31, 2022

December 31, 2022
Total Net Assets	$1,070,263
Shares Outstanding	50,004
Net Asset Value per share	$21.40
Closing Price	$21.39

From the commencement of operations (September 15, 2022) through December 31, 2022

From the commencement
of operations (September 15, 2022)
through December 31, 2022
Average daily total net assets	$1,541,903
Net realized and unrealized loss on futures contracts	$(394,642)
Interest income earned on cash equivalents	$12,854
Annualized interest yield based on average daily total net assets	0.83%
Net Loss	$(386,037)
Weighted average share outstanding	66,359
Management Fees	$4,249
Total gross fees and other expenses excluding management fees	$75,291
Brokerage Commissions	$2,218
Expenses waived by the Sponsor	$(75,291)
Total gross expense ratio (annualized)	17.60%
Total expense ratio net of expenses waived by the Sponsor (annualized)	0.94%
Net investment income (annualized)	-1.90%
Creation of Shares	100,004
Redemption of Shares	50,000

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

The Fund seeks to earn interest and other income in investment grade, short‐duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short‐term Treasury Securities, demand deposits, money market funds and investments in commercial paper. These interest rate levels may be lower or higher than the projected interest rates stated in the prospectuses and thus will impact your breakeven point.

DEFI is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 0.94% per annum. From the Management Fee, the Sponsor pays all of the routine operational, administrative and other ordinary expenses of the Fund, generally as determined by the Sponsor, including but not limited to, fees and expenses of the Administrator, Custodian, Distributor, Transfer Agent, licensors, accounting and audit fees expenses, tax preparation expenses, legal fees, ongoing SEC registration fees, individual Schedule K‐1 preparation and mailing fees, and report preparation and mailing expenses. These fees and expenses are not included in the breakeven table because they are paid for by the Sponsor through the proceeds from the Management Fee. The Fund pays all of its non‐recurring and unusual fees and expenses, if any, as determined by the Sponsor. Non‐recurring and unusual fees and expenses are unexpected or unusual in nature, such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses. Extraordinary fees and expenses also include material expenses which are not currently anticipated obligations of the Fund. Routine operational, administrative, and other ordinary expenses are not deemed extraordinary expenses.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to December 31, 2022 and serves to illustrate the relative changes of these components.

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

During the period from January 1, 2022 through December 31, 2022, the average daily change in the NAV of each Fund was within plus/minus 10 percent of the average daily change in the Benchmark of the Fund, as stated in the prospectus for each Fund.

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

CORN	Q1	Q2	Q3	Q4	Total 2022
Days at premium	31	23	19	15	88
Days at NAV	7	6	6	4	23
Days at discount	24	33	39	44	140

The performance data above for the Teucrium Corn Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

SOYB	Q1	Q2	Q3	Q4	Total 2022
Days at premium	34	30	30	29	123
Days at NAV	4	2	10	9	25
Days at discount	24	30	24	25	103

The performance data above for the Teucrium Soybean Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

CANE	Q1	Q2	Q3	Q4	Total 2022
Days at premium	36	26	25	14	101
Days at NAV	4	8	3	8	23
Days at discount	22	28	36	41	127

The performance data above for the Teucrium Sugar Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

WEAT	Q1	Q2	Q3	Q4	Total 2022
Days at premium	30	31	27	12	100
Days at NAV	10	6	16	12	44
Days at discount	22	25	21	39	107

The performance data above for the Teucrium Wheat Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

TAGS	Q1	Q2	Q3	Q4	Total 2022
Days at premium	42	38	25	14	119
Days at NAV	9	4	0	5	18
Days at discount	11	20	39	44	114

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

DEFI	Q1	Q2	Q3	Q4	Total 2022
Days at premium			3	27	30
Days at NAV			4	5	9
Days at discount			7	31	38

The performance data above for the Hashdex Bitcoin futures ETF Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

Off Balance Sheet Financing

As of December 31, 2022, neither the Trust nor any of the Funds has any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Funds. While the exposure of each Fund under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial positions of each Fund.

Liquidity and Capital Resources

The Funds do not anticipate making use of borrowings or other lines of credit to meet their obligations. The Funds meet their liquidity needs in the normal course of business from the proceeds of the sale of their investments from the cash and cash equivalents that they intend to hold, and/or from the fee waivers provided by the Sponsor. The Funds’ liquidity needs include redeeming their shares, providing margin deposits for existing Futures Contracts or the purchase of additional Futures Contracts, posting collateral for over‐the‐counter Commodity Interests, and paying expenses.

The Funds generate cash primarily from (i) the sale of Creation Baskets and (ii) interest earned on cash and cash equivalents. Generally, all of the net assets of the Funds are allocated to trading in Commodity or Cryptocurrency Interests. Most of the assets of the Funds are held in cash and/or cash equivalents. The percentage that such assets bear to the total net assets will vary from period to period as the market values of the Commodity or Cryptocurrency Interests change. Interest earned on interest‐bearing assets of a Fund are paid to that Fund. During times of extreme market volatility and economic uncertainty, the Funds may experience a significant change in interest rates, and as such the Funds may experience a change in the breakeven point.

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

More generally, a climate of uncertainty and panic, including the contagion of the COVID‐19 virus and other infectious viruses or diseases, may adversely affect global, regional, and local economies and reduce the availability of potential investment opportunities, and increases the difficulty of performing due diligence and modeling market conditions, potentially reducing the accuracy of financial projections. Under these circumstances, the Funds may have difficulty achieving their investment objectives which may adversely impact performance. Further, such events can be highly disruptive to economies and markets, significantly disrupt the operations of individual companies (including, but not limited to, the Funds’ Sponsor and third‐party service providers), sectors, industries, markets, securities and commodity exchanges, currencies, interest and inflation rates, credit ratings, investor sentiment, and other factors affecting the value of the Funds’ investments. These factors could cause substantial market volatility, exchange trading suspensions and closures that could impact the ability of the Funds to complete redemptions and otherwise affect Fund performance and Fund trading in the secondary market. A widespread crisis may also affect the global economy in ways that cannot necessarily be foreseen at the current time. How long such events will last and whether they will continue or recur cannot be predicted. Impacts from these events could have significant impact on a Fund’s performance, resulting in losses to your investment. The global economic shocks being experienced as of the date hereof may cause the underlying assumptions and expectations of the Funds to become outdated quickly or inaccurate, resulting in significant losses.

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

Credit Risk

When any of the Funds enter into Commodity or Cryptocurrency Interests, it will be exposed to the credit risk that the counterparty will not be able to meet its obligations. For purposes of credit risk, the counterparty for the Futures Contracts traded on the CBOT, ICE and CME is the clearinghouse associated with those exchanges. In general, clearinghouses are backed by their members who may be required to share in the financial burden resulting from the nonperformance of one of their members, which should significantly reduce credit risk. Some foreign exchanges are not backed by their clearinghouse members but may be backed by a consortium of banks or other financial institutions. Unlike in the case of exchange traded futures contracts, the counterparty to an over the counter Commodity Interest contract is generally a single bank or other financial institution. As a result, there will be greater counterparty credit risk in over the counter transactions. There can be no assurance that any counterparty, clearinghouse, or their financial backers will satisfy their obligations to any of the Funds.

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

Marex , StoneX and Phillip Capital serve as  the Fund’s clearing brokers to execute futures contracts and provide other brokerage-related services.

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

The tables below present a quantitative analysis of hypothetical impact of price decreases and increases in each of the commodity or cryptocurrency futures contracts held by each of the Funds, or the Underlying Funds in the case of TAGS, on the actual holdings and NAV per share as of December 31, 2022. For purposes of this analysis, all futures contracts held by the Funds and the Underlying Funds are assumed to change by the same percentage. In addition, the cash held by the Funds and any management fees paid to the Sponsor are assumed to remain constant and not impact the NAV per share. There may be very slight and immaterial differences, due to rounding, in the tables presented below.

Quantitative Risk Analysis

CORN:

	December 31, 2022 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of December 31, 2022	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Corn Futures MAY23	1,575	$6.7800	$53,392,500	$48,053,250	$45,383,625	$42,714,000	$58,731,750	$61,401,375	$64,071,000
CBOT Corn Futures JUL23	1,363	$6.7175	$45,779,763	$41,201,786	$38,912,798	$36,623,810	$50,357,739	$52,646,727	$54,935,715
CBOT Corn Futures DEC23	1,750	$6.1075	$53,440,625	$48,096,563	$45,424,531	$42,752,500	$58,784,688	$61,456,719	$64,128,750
Total CBOT Corn Futures			$152,612,888	$137,351,599	$129,720,954	$122,090,310	$167,874,177	$175,504,821	$183,135,465

Shares outstanding			5,675,004	5,675,004	5,675,004	5,675,004	5,675,004	5,675,004	5,675,004

Net Asset Value per Share attributable directly to CBOT Corn Futures			$26.89	$24.20	$22.86	$21.51	$29.58	$30.93	$32.27
Total Net Asset Value per Share as reported			$26.90
Change in the Net Asset Value per Share				$(2.69)	$(4.03)	$(5.38)	$2.69	$4.03	$5.38

Percent Change in the Net Asset Value per Share				-10.00%	-15.00%	-20.00%	10.00%	15.00%	20.00%

SOYB:

	December 31, 2022 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of December 31, 2022	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Soybean Futures MAR23	268	$15.2400	$20,421,600	$18,379,440	$17,358,360	$16,337,280	$22,463,760	$23,484,840	$24,505,920
CBOT Soybean Futures MAY23	229	$15.3000	$17,518,500	$15,766,650	$14,890,725	$14,014,800	$19,270,350	$20,146,275	$21,022,200
CBOT Soybean Futures NOV23	289	$14.1675	$20,472,038	$18,424,834	$17,401,232	$16,377,630	$22,519,242	$23,542,844	$24,566,446
Total CBOT Soybean Futures			$58,412,138	$52,570,924	$49,650,317	$46,729,710	$64,253,352	$67,173,959	$70,094,566

Shares outstanding			2,050,004	2,050,004	2,050,004	2,050,004	2,050,004	2,050,004	2,050,004

Net Asset Value per Share attributable directly to CBOT Soybean Futures			$28.49	$25.64	$24.22	$22.79	$31.34	$32.77	$34.19
Total Net Asset Value per Share as reported			$28.50
Change in the Net Asset Value per Share				$(2.85)	$(4.27)	$(5.70)	$2.85	$4.27	$5.70

Percent Change in the Net Asset Value per Share				-10.00%	-15.00%	-19.99%	10.00%	15.00%	19.99%

CANE:

	December 31, 2022 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of December 31, 2022	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
ICE #11 Sugar Futures MAY23	401	$0.1872	$8,407,526	$7,566,773	$7,146,397	$6,726,021	$9,248,279	$9,668,655	$10,089,031
ICE #11 Sugar Futures JUL23	362	$0.1798	$7,289,811	$6,560,830	$6,196,339	$5,831,849	$8,018,792	$8,383,283	$8,747,773
ICE #11 Sugar Futures MAR24	427	$0.1791	$8,565,278	$7,708,750	$7,280,486	$6,852,222	$9,421,806	$9,850,070	$10,278,334
Total ICE #11 Sugar Futures			$24,262,615	$21,836,353	$20,623,222	$19,410,092	$26,688,877	$27,902,008	$29,115,138

Shares outstanding			2,550,004	2,550,004	2,550,004	2,550,004	2,550,004	2,550,004	2,550,004

Net Asset Value per Share attributable directly to ICE #11 Sugar Futures			$9.51	$8.56	$8.09	$7.61	$10.47	$10.94	$11.42
Total Net Asset Value per Share as reported			$9.51
Change in the Net Asset Value per Share				$(0.95)	$(1.43)	$(1.90)	$0.95	$1.43	$1.90

Percent Change in the Net Asset Value per Share				-10.00%	-15.00%	-20.00%	10.00%	15.00%	20.00%

WEAT:

	December 31, 2022 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of December 31, 2022	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Wheat Futures MAY23	2,005	$7.9875	$80,074,688	$72,067,219	$68,063,485	$64,059,750	$88,082,157	$92,085,891	$96,089,626
CBOT Wheat Futures JUL23	1,711	$8.0300	$68,696,650	$61,826,985	$58,392,153	$54,957,320	$75,566,315	$79,001,148	$82,435,980
CBOT Wheat Futures DEC23	1,956	$8.2025	$80,220,450	$72,198,405	$68,187,383	$64,176,360	$88,242,495	$92,253,518	$96,264,540
Total CBOT Wheat Futures			$228,991,788	$206,092,609	$194,643,021	$183,193,430	$251,890,967	$263,340,557	$274,790,146

Shares outstanding			28,675,004	28,675,004	28,675,004	28,675,004	28,675,004	28,675,004	28,675,004

Net Asset Value per Share attributable directly to CBOT Wheat Futures			$7.99	$7.19	$6.79	$6.39	$8.78	$9.18	$9.58
Total Net Asset Value per Share as reported			$7.99
Change in the Net Asset Value per Share				$(0.80)	$(1.20)	$(1.60)	$0.80	$1.20	$1.60

Percent Change in the Net Asset Value per Share				-10.00%	-15.00%	-20.00%	10.00%	15.00%	20.00%

TAGS:

	December 31, 2022 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of December 31, 2022	Number of Shares Held	Closing NAV	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value
Teucrium Corn Fund	367,555	$26.90	$9,885,980	$8,897,382	$8,403,083	$7,908,784	$10,874,578	$11,368,877	$11,863,176
Teucrium Soybean Fund	348,075	$28.50	$9,921,042	$8,928,938	$8,432,886	$7,936,834	$10,913,146	$11,409,198	$11,905,250
Teucrium Sugar Fund	1,024,284	$9.51	$9,745,653	$8,771,088	$8,283,805	$7,796,522	$10,720,218	$11,207,501	$11,694,784
Teucrium Wheat Fund	1,254,840	$7.99	$10,020,023	$9,018,021	$8,517,020	$8,016,018	$11,022,025	$11,523,026	$12,024,028
Total value of shares of the Underlying Funds			$39,572,698	$35,615,429	$33,636,794	$31,658,158	$43,529,967	$45,508,602	$47,487,238

Shares outstanding			1,262,502	1,262,502	1,262,502	1,262,502	1,262,502	1,262,502	1,262,502

Net Asset Value per Share attributable directly to shares of the Underlying Funds			$31.34	$28.21	$26.64	$25.08	$34.48	$36.05	$37.61
Total Net Asset Value per Share as reported			$31.35
Change in the Net Asset Value per Share				$(3.13)	$(4.70)	$(6.27)	$3.13	$4.70	$6.27

Percent Change in the Net Asset Value per Share				-10.00%	-15.00%	-20.00%	10.00%	15.00%	20.00%

DEFI:

	December 31, 2022 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of December 31, 2022	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CME Bitcoin Futures JAN23	6	$165.3500	$496,050	$446,445	$421,643	$396,840	$545,655	$570,458	$595,260
CME Bitcoin Futures FEB23	7	$164.4500	$575,575	$518,018	$489,239	$460,460	$633,133	$661,911	$690,690
Total CME Bitcoin Futures			$1,071,625	$964,463	$910,882	$857,300	$1,178,788	$1,232,369	$1,285,950

Shares outstanding			50,004	50,004	50,004	50,004	50,004	50,004	50,004

Net Asset Value per Share attributable directly to CME Bitcoin Futures			$21.43	$19.29	$18.22	$17.14	$23.57	$24.65	$25.72
Total Net Asset Value per Share as reported			$21.40
Change in the Net Asset Value per Share				$(2.14)	$(3.21)	$(4.29)	$2.14	$3.21	$4.29

Percent Change in the Net Asset Value per Share				-10.01%	-15.02%	-20.03%	10.01%	15.02%	20.03%

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

The Sponsor, on behalf of the Teucrium Commodity Trust and each of the Funds that is a series of the Trust, assessed the effectiveness of both the Trust’s and each Fund’s internal control over financial reporting as of December 31, 2022. In making this assessment, it used the criteria in the Internal Control - Integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the assessment, management of the Sponsor believes that, as of December 31, 2022, the internal control over financial reporting of both the Trust and each Fund that is a series of the Trust is effective.

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

Management of the Sponsor, including Sal Gilbertie, Principal Executive Officer of the Sponsor, and Cory Mullen-Rusin, Principal Financial Officer of the Sponsor, who perform functions equivalent to those of a principal executive officer and principal financial officer of the Trust if the Trust had any officers, assessed the effectiveness of the Trust’s and each Fund’s internal control over financial reporting as of December 31, 2022. In making this assessment, it used the criteria in the Internal Control - Integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the assessment, Management believes that, as of December 31, 2022, the internal control over financial reporting is effective for the Trust and each Fund thereof.

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

Suite 215

Burlington, Vermont 05401

Phone: (802) 540-0019

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors and executive officers of the Sponsor and persons who are beneficial owners of at least 10% a Fund’s Shares to file with the SEC an Initial Statement of Beneficial Ownership of Securities on Form 3 within ten calendar days of first becoming a director, executive officer or beneficial owner of at least 10% of a Fund’s Shares and a Statement of Changes in Beneficial Ownership of Securities on Form 4 within two business days of a subsequent acquisition or disposition of Shares of a Fund and, unless all reportable transactions were previously reported on Form 3 or Form 4, an Annual Statement of Changes in Beneficial Ownership of Securities on Form 5 within 45 days after the Trust’s fiscal year-end. For the year ended December 31, 2022, based solely on a review of the Section 16(a) reports furnished to the Trust and written representation by the Trust’s Section 16(a) reporting persons, to the best knowledge of the Sponsor, all such filings have been made within these prescribed timeframes.

Item 11. Executive Compensation

The Trust does not directly compensate any of the executive officers of the Sponsor. The executive officers of the Sponsor are compensated by the Sponsor for the work they perform on behalf of the Trust. The Trust does not set the amount or form of any portion of the compensation paid to the executive officers by the Sponsor. Each of the series of the Trust, except for TAGS and DEFI, is obligated to pay a management fee to the Sponsor at an annualized rate of 1.00% of average daily net assets. DEFI is obligated to pay a management fee to the Sponsor at an annualized rate of .94% of average daily net assets. The Sponsor has the right to elect to waive the management fee for any Fund; that election may be changed by the Sponsor. For 2022, the Funds recognized $6,630,551 in management fees to the Sponsor. In addition to the management fee, each Fund reimburses the Sponsor for expenses related to the operation of the Fund. These related party expenses are discussed in the Notes to the Financial Statements for the Trust and each Fund in Part II of this filing.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

a.

Security Ownership of Certain Beneficial Owners. The following table sets forth information with respect to each person known to own beneficially more than 5% of the outstanding shares of any series in the Trust as of December 31, 2022, based on information known to the Sponsor.

(1) Title of Class	(2) Name and Address of Beneficial Ownership	(3) Amount and Nature of Beneficial Ownership	(4) Percent Class
CORN	TEUCRIUM AGRICULTURAL FUND, BURLINGTON, VT	367,555(1)	6.48%
SOYB	TEUCRIUM AGRICULTURAL FUND, BURLINGTON, VT	348,075(1)	16.19%
CANE	TEUCRIUM AGRICULTURAL FUND, BURLINGTON, VT	1,024,284(1)	40.17%
DEFI	GTS SECURITIES, NEW YORK, NY	44,651(1)	89.30%

(F)	These individuals and entities have not filed any public reports with the SEC.

b.	Security Ownership of Management

The following table sets forth information regarding the beneficial ownership of shares by the executive officers of the Sponsor as of December 31, 2022. Except as listed, no other executive officer of the Sponsor is a beneficial owner of shares of any series of the Trust.

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and nature of Beneficial Ownership	(4) Percent of Class
CORN	Sal Gilbertie	1 common units	*
TAGS	Sal Gilbertie	100 common units	*

* Less than 1%.

c.	Change in Control.

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

Item 14. Principal Accountant and Audit Fees and Services

Fees paid for services performed by Grant Thornton and PricewaterhouseCoopers, for the years ended December 31, 2022 and December 31, 2021 were:

	Year Ended	Year Ended
	December 31, 2022	December 31, 2021
Audit Fees	$510,195	$455,700
Tax Fees	$672,778	$536,835

The Sponsor approved all services provided by Grant Thornton and PricewaterhouseCoopers, above. The Sponsor preapproves all audit, non-audit, tax preparation, and tax accounting services, if any, of the Trust’s independent registered public accounting firm and tax accounting firm, including all engagement fees and terms.

PART IV

Item 15. Exhibits and Financial Statements Schedules

The following exhibits are filed as part of this report as required under Item 601 of Regulation S-K:

3.1	Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Registrant. (1)

3.2	Certificate of Trust of the Registrant. (2)

3.3	Instrument Establishing Teucrium Sugar Fund, Teucrium Wheat Fund, Teucrium Soybean Fund, Teucrium Natural Gas Fund and Teucrium WTI Crude Oil Fund. (3)

3.4	Instrument Establishing Teucrium Agricultural Fund (4)

10.1	Form of Authorized Purchaser Agreement. (9)

10.2	Distribution Services Agreement. (5)

10.3	Amended and Restated Distribution Services Agreement. (6)

10.4	Amendment to Amended and Restated Distribution Services Agreement. (7)

10.5	Second Amendment to Amended and Restated Distribution Services Agreement (8)

10.6	Third Amendment to Amended and Restated Distribution Services Agreement (10)

10.7	Fourth Amendment to Amended and Restated Distribution Services Agreement (11)

10.8	Fifth Amendment to Amended and Restated Distribution Services Agreement (13)

10.9	Custody Agreement. (12)

10.10	First Amendment to the Custody Agreement (14)

10.11	Fund Accounting Servicing Agreement (12)

10.12	First Amendment to the Accounting Servicing Agreement (14)

10.13	Transfer Agent Servicing Agreement (12)

10.14	First Amendment to the Transfer Agent Servicing Agreement (14)

10.15	Fund Administration Servicing Agreement (12)

10.16	First Amendment to the Fund Administration Servicing Agreement (14)

31.1	Certification by the Principal Executive Officer of the Registrant pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.(15)

31.2	Certification by the Principal Financial Officer of the Registrant pursuant to Rules 13a-14 and 15d-14 of the Exchange Act. (15)

32.1	Certification by the Principal Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (15)

32.2	Certification by the Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (15)

101.INS	Inline XBRL Instance Document (15)

101.SCH	Inline XBRL Taxonomy Extension Schema (15)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (15)

101.DEF	Inline XBRL Taxonomy Definition Linkbase (15)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (15)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (15)

104	Cover Page Interactive Data File (formatted in inline XBRL and contained in Exhibit 101)

(1)	Previously filed as like-numbered exhibit to Pre-Effective Amendment No. 2 to Registration Statement No. 333-230623, filed on April 26, 2019 and incorporated by reference herein.

(2)	Previously filed as like-numbered exhibit to Registration Statement No. 333-162033, filed on September 21, 2009 and incorporated by reference herein.

(3)	Previously filed as like-numbered exhibit to Pre-Effective Amendment No. 1 to Registration Statement No. 333-167590, filed on March 9, 2011 and incorporated by reference herein.

(4)	Previously filed as Exhibit 3.3 to Registration Statement No. 333-173691, filed on April 25, 2011 and incorporated by reference herein.

(5)	Previously filed as Exhibit 10.2 to Post-Effective Amendment No. 1 to Registration Statement No. 333-162033, filed on October 22, 2010 and incorporated by reference herein.

(6)	Previously filed as Exhibit 10.2(1) to Registrant’s Current Report on Form 8-K for the Teucrium Corn Fund, filed on November 1, 2011 and incorporated herein by reference.

(7)	Previously filed as Exhibit 10.2(2) to Registrant’s Current Report on Form 8-K for the Teucrium Corn Fund, filed on November 1, 2011 and incorporated by reference herein.

(8)	Previously filed as Exhibit 10.2(3) to Registrant’s Current Report on Form 8-K for the Teucrium Corn Fund, filed on November 1, 2011 and incorporated by reference herein.

(9)	Previously filed as like-numbered exhibit to Pre-Effective Amendment No. 1 to Registration Statement No. 333-173691, filed on December 5, 2011.

(10)	Previously filed as Exhibit 10.5 to Pre-Effective Amendment No.1 to Registration Statement No. 333-187463, filed on April 26, 2013.

(11)	Previously filed as Exhibit to 10.9 to Registration Statement No. 333-201953, filed on February 9, 2015 and incorporated by reference herein.

(12)	Previously filed as like-numbered exhibit to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2015, filed on March 16, 2016.

(13)	Previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed on March 10, 2021, and incorporated by reference herein.

(14)	Previously filed as like-numbered exhibit to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2020, filed on March 16, 2021.

(15)	Filed herein.

TEUCRIUM COMMODITY TRUST

FINANCIAL STATEMENTS AS OF December 31, 2022

GRANT THORNTON LLP 757 Third Ave., 9th Floor New York, NY 10017 D+1 212 599 0100 F+1 212 370 4520

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor and Shareholders of

Teucrium Commodity Trust

Opinion on the financial statements

We have audited the accompanying combined statements of assets and liabilities, including the combined schedules of investments, of Teucrium Commodity Trust (a Delaware statutory Trust) (the “Trust”) as of December 31, 2022 and 2021, the related combined statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Trust’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 1, 2023 expressed an unqualified opinion

Basis for opinion

These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on the Fund’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical audit matters

Critical audit matters are matters arising from the current audit period of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosure that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Trust’s auditor since 2014.

New York, New York

March 1, 2023

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor and Shareholders of

Teucrium Commodity Trust

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Teucrium Commodity Trust (a Delaware statutory Trust) the “Trust”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the combined financial statements of the Trust as of and for the year ended December 31, 2022 and our report dated March 1, 2023 expressed an unqualified opinion on those financial statements.

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

/S/ GRANT THORNTON LLP

New York, New York

March 1, 2023

GT.COM	Grant Thornton LLP is the U.S. member firm of Grant Thornton International Ltd (GTIL). GTIL and each of its member firms are separate legal entities and are not a worldwide partnership.

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2022	December 31, 2021

Assets
Cash and cash equivalents	$434,062,296	$252,211,943
Interest receivable	317,351	16,982
Other assets	9,069	1,000
Capital shares receivable	1,344,830	-
Equity in trading accounts:
Commodity and cryptocurrency futures contracts	8,207,381	13,415,301
Due from broker	61,563,417	613,126
Total equity in trading accounts	69,770,798	14,028,427
Total assets	$505,504,344	$266,258,352

Liabilities
Management fee payable to Sponsor	$432,882	$227,779
Other liabilities	78,880	129,453
Payable for Shares redeemed	10,183,915	-
Equity in trading accounts:
Commodity and cryptocurrency futures contracts	29,433,069	735,475
Due to broker	-	888,877
Total equity in trading accounts	29,433,069	1,624,352
Total liabilities	40,128,746	1,981,584

Net Assets	$465,375,598	$264,276,768

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED SCHEDULE OF INVESTMENTS

December 31, 2022

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X	4.105%	$28,382,122	$28,382,122	6.10%	28,382,122
Goldman Sachs Financial Square Government Fund - Institutional Class	4.140%	160,258,295	160,258,295	34.44	160,258,295
Total money market funds		$188,640,417	$188,640,417	40.54%

	Maturity				Percentage of	Principal
	Date	Yield	Cost	Fair Value	Net Assets	Amount
Commercial Paper
American Electric Power Company, Inc.	January 17, 2023	4.565%	$4,968,750	$4,990,000	1.07%	5,000,000
Brookfield Infrastructure Holdings (Canada) Inc.	January 17, 2023	4.742%	14,877,488	14,968,886	3.22	15,000,000
Brookfield Infrastructure Holdings (Canada) Inc.	January 17, 2023	4.734%	4,959,225	4,989,644	1.07	5,000,000
CNH Industrial Capital LLC	January 23, 2023	4.566%	9,935,000	9,972,500	2.14	10,000,000
CNH Industrial Capital LLC	February 13, 2023	4.780%	9,899,472	9,943,862	2.14	10,000,000
Crown Castle Inc.	January 10, 2023	4.877%	7,443,000	7,491,000	1.61	7,500,000
Crown Castle Inc.	January 12, 2023	4.765%	12,449,410	12,482,050	2.68	12,500,000
Entergy Corporation	January 4, 2023	4.311%	9,926,808	9,996,460	2.15	10,000,000
General Motors Financial Company, Inc.	January 10, 2023	4.276%	12,400,060	12,486,207	2.68	12,500,000
General Motors Financial Company, Inc.	January 18, 2023	4.473%	7,418,417	7,484,417	1.61	7,500,000
Glencore Funding LLC	January 10, 2023	4.506%	9,934,607	9,988,895	2.15	10,000,000
Glencore Funding LLC	January 13, 2023	4.526%	5,461,843	5,491,823	1.18	5,500,000
Harley-Davidson Financial Services, Inc.	January 3, 2023	4.721%	5,263,032	5,298,631	1.14	5,300,000
Harley-Davidson Financial Services, Inc.	January 25, 2023	4.944%	7,458,402	7,475,650	1.61	7,500,000
Harley-Davidson Financial Services, Inc.	February 2, 2023	5.104%	4,959,561	4,977,688	1.07	5,000,000
Humana Inc.	January 9, 2023	4.670%	7,448,250	7,492,333	1.61	7,500,000
Hyundai Capital America	January 10, 2023	4.000%	9,903,645	9,990,145	2.15	10,000,000
ITT Inc.	January 19, 2023	4.475%	4,965,088	4,988,975	1.07	5,000,000
Jabil Inc.	January 13, 2023	5.073%	4,980,555	4,991,667	1.07	5,000,000
Oracle Corporation	January 5, 2023	4.358%	4,973,125	4,997,611	1.07	5,000,000
Oracle Corporation	January 17, 2023	4.361%	9,931,919	9,980,889	2.14	10,000,000
V.F. Corporation	January 17, 2023	4.364%	4,959,390	4,990,444	1.07	5,000,000
V.F. Corporation	February 2, 2023	4.669%	6,456,811	6,473,422	1.39	6,500,000
VW Credit, Inc.	January 19, 2023	4.434%	7,448,106	7,483,613	1.61	7,500,000
Walgreens Boots Alliance, Inc.	February 13, 2023	4.842%	4,970,188	4,971,512	1.07	5,000,000
Walgreens Boots Alliance, Inc.	February 28, 2023	4.827%	4,959,098	4,961,736	1.07	5,000,000
Total Commercial Paper			$198,351,250	$199,360,060	42.84%
Total Cash Equivalents				$388,000,477	83.37%

	Number of		Percentage of	Notional Amount
	Contracts	Fair Value	Net Assets	(Long Exposure)
Commodity and Cryptocurrency futures contracts
United States corn futures contracts
CBOT corn futures JUL23	1,363	$1,585,798	0.34%	$45,779,763

United States soybean futures contracts
CBOT soybean futures MAR23	268	642,912	0.14	20,421,600
CBOT soybean futures MAY23	229	807,218	0.17	17,518,500
CBOT soybean futures NOV23	289	1,070,240	0.23	20,472,038

United States sugar futures contracts
ICE sugar futures MAY23	401	356,963	0.08	8,407,526
ICE sugar futures JUL23	362	554,366	0.12	7,289,811

United States wheat futures contracts
CBOT wheat futures JUL23	1,711	3,160,732	0.68	68,696,650

United States CME Bitcoin futures contracts
CME Bitcoin futures JAN23	6	24,979	0.01	496,050
CME Bitcoin futures FEB23	7	4,173	0.00	575,575
Total commodity and cryptocurrency futures contracts		$8,207,381	1.77%	$189,657,513

	Number of		Percentage of	Notional Amount
Description: Liabilities	Contracts	Fair Value	Net Assets	(Long Exposure)

Commodity and Cryptocurrency futures contracts
United States corn futures contracts
CBOT corn futures MAY23	1,575	$751,309	0.16%	$53,392,500
CBOT corn futures DEC23	1,750	2,215,794	0.48	53,440,625

United States sugar futures contracts
ICE sugar futures MAR24	427	85,128	0.02	8,565,278

United States wheat futures contracts
CBOT wheat futures MAY23	2,005	7,079,231	1.52	80,074,688
CBOT wheat futures DEC23	1,956	19,301,607	4.15	80,220,450
Total commodity and cryptocurrency futures contracts		$29,433,069	6.33%	$275,693,541

			Percentage of
Exchange-traded funds*	Cost	Fair Value	Net Assets	Shares
Teucrium Corn Fund		$9,885,980	2.12%	367,555
Teucrium Soybean Fund		9,921,042	2.13	348,075
Teucrium Sugar Fund		9,745,653	2.09	1,024,284
Teucrium Wheat Fund		10,020,023	2.15	1,254,840
Total exchange-traded funds	$39,425,287	$39,572,698	8.49%

*The Trust eliminates the shares owned by the Teucrium Agricultural Fund from its combined statements of assets and liabilities due to the fact that these represent holdings of the Underlying Funds owned by the Teucrium Agricultural Fund, which are included as shares outstanding of the Underlying Funds.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED SCHEDULE OF INVESTMENTS

December 31, 2021

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X	0.026%	$30,443,449	$30,443,449	11.52%	30,443,449
Goldman Sachs Financial Square Government Fund - Institutional Class	0.030%	2,525,384	2,525,384	0.96	2,525,384
Total money market funds		$32,968,833	$32,968,833	12.48%

	Maturity				Percentage of	Principal
	Date	Yield	Cost	Fair Value	Net Assets	Amount
Commercial Paper
Albemarle Corporation	January 31, 2022	0.181%	$9,996,324	$9,998,489	3.78%	10,000,000
Albemarle Corporation	January 11, 2022	0.200%	4,998,834	4,999,722	1.89	5,000,000
Brookfield Infrastructure Holdings (Canada) Inc.	January 25, 2022	0.170%	2,499,021	2,499,717	0.95	2,500,000
Conagra Brands, Inc.	January 5, 2022	0.160%	7,497,300	7,499,867	2.84	7,500,000
Conagra Brands, Inc.	January 18, 2022	0.150%	4,998,710	4,999,646	1.89	5,000,000
General Motors Financial Company, Inc.	January 6, 2022	0.160%	4,998,000	4,999,889	1.89	5,000,000
General Motors Financial Company, Inc.	January 31, 2022	0.200%	9,995,111	9,998,333	3.78	10,000,000
General Motors Financial Company, Inc.	January 3, 2022	0.160%	4,998,800	4,999,956	1.89	5,000,000
Harley-Davidson Financial Services, Inc.	January 13, 2022	0.167%	9,996,061	9,999,444	3.78	10,000,000
Harley-Davidson Financial Services, Inc.	February 1, 2022	0.170%	4,997,876	4,999,268	1.89	5,000,000
Harley-Davidson Financial Services, Inc.	March 2, 2022	0.250%	4,997,328	4,997,918	1.89	5,000,000
Humana Inc.	January 7, 2022	0.140%	4,998,425	4,999,883	1.89	5,000,000
Jabil Inc.	January 20, 2022	0.250%	2,499,219	2,499,670	0.95	2,500,000
Jabil Inc.	February 8, 2022	0.300%	7,496,063	7,497,625	2.84	7,500,000
Jabil Inc.	February 25, 2022	0.310%	4,996,900	4,997,632	1.89	5,000,000
Viatris Inc.	February 11, 2022	0.250%	4,997,466	4,998,577	1.89	5,000,000
Viatris Inc.	February 11, 2022	0.300%	4,996,625	4,998,292	1.89	5,000,000
Viatris Inc.	March 1, 2022	0.310%	4,996,986	4,997,460	1.89	5,000,000
Viatris Inc.	January 21, 2022	0.200%	4,998,584	4,999,444	1.89	5,000,000
WGL Holdings, Inc.	January 12, 2022	0.220%	4,998,686	4,999,664	1.89	5,000,000
WGL Holdings, Inc.	January 6, 2022	0.187%	4,998,700	4,999,870	1.89	5,000,000
Total Commercial Paper			$119,951,019	$119,980,366	45.38%
Total Cash Equivalents				$152,949,199	57.86%

	Number of		Percentage of	Notional Amount
	Contracts	Fair Value	Net Assets	(Long Exposure)
Commodity futures contracts
United States corn futures contracts
CBOT corn futures MAY22	1,418	$3,767,282	1.43%	$42,185,500
CBOT corn futures JUL22	1,218	196,244	0.07	36,144,150
CBOT corn futures DEC22	1,558	1,973,026	0.75	42,533,400

United States soybean futures contracts
CBOT soybean futures MAR22	234	591,547	0.22	15,669,225
CBOT soybean futures MAY22	199	1,008,504	0.38	13,422,550
CBOT soybean futures NOV22	250	1,084,800	0.41	15,865,625

United States sugar futures contracts
ICE sugar futures MAY22	381	225,299	0.09	7,936,992
ICE sugar futures MAR23	392	853,927	0.32	8,091,507

United States wheat futures contracts
CBOT wheat futures MAY22	687	1,809,796	0.68	26,595,488
CBOT wheat futures DEC22	686	1,904,876	0.72	26,411,000
Total commodity futures contracts		$13,415,301	5.07%	$234,855,437

	Number of		Percentage of	Notional Amount
Description: Liabilities	Contracts	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States sugar futures contracts
ICE sugar futures JUL22	331	$80,506	0.03%	$6,817,541

United States wheat futures contracts
CBOT wheat futures JUL22	593	654,969	0.25	22,667,425
Total commodity futures contracts		$735,475	0.28%	$29,484,966

			Percentage of
Exchange-traded funds*	Cost	Fair Value	Net Assets	Shares
Teucrium Corn Fund		$3,537,560	1.34%	163,930
Teucrium Soybean Fund		3,538,006	1.34	155,374
Teucrium Sugar Fund		3,591,878	1.36	389,317
Teucrium Wheat Fund		3,510,575	1.33	475,836
Total exchange-traded funds	$12,799,498	$14,178,019	5.37%

*The Trust eliminates the shares owned by the Teucrium Agricultural Fund from its combined statements of assets and liabilities due to the fact that these represent holdings of the Underlying Funds owned by the Teucrium Agricultural Fund, which are included as shares outstanding of the Underlying Funds.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF OPERATIONS

	Year ended	Year ended	Year ended
	December 31, 2022	December 31, 2021	December 31, 2020
Income
Realized and unrealized gain (loss) on trading of commodity and cryptocurrency futures contracts:
Realized (loss) gain on commodity and cryptocurrency futures contracts	$(43,176,670)	$117,839,481	$25,091,898
Net change in unrealized (depreciation) appreciation on commodity and cryptocurrency futures contracts	(33,905,514)	(29,744,871)	35,293,415
Interest income	10,664,323	541,938	1,350,681
Total (loss) income	(66,417,861)	88,636,548	61,735,994

Expenses
Management fees	6,630,551	3,246,117	2,185,437
Professional fees	1,432,587	1,089,756	1,266,367
Distribution and marketing fees	4,075,048	3,281,450	2,826,548
Custodian fees and expenses	410,660	363,000	369,293
Business permits and licenses fees	157,326	123,465	213,173
General and administrative expenses	323,468	301,580	297,679
Other expenses	2,147	17	2,811
Total expenses	13,031,787	8,405,385	7,161,308

Expenses waived by the Sponsor	(1,277,037)	(2,183,856)	(1,580,551)

Total expenses, net	11,754,750	6,221,529	5,580,757

Net (loss) income	$(78,172,611)	$82,415,019	$56,155,237

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF CHANGES IN NET ASSETS

	Year ended	Year ended	Year ended
	December 31, 2022	December 31, 2021	December 31, 2020
Operations
Net (loss) income	$(78,172,611)	$82,415,019	$56,155,237
Capital transactions
Issuance of Shares	1,251,138,564	176,346,175	305,719,849
Redemption of Shares	(945,423,586)	(293,409,949)	(219,645,122)
Net change in the cost of the Underlying Funds	(26,443,537)	(11,187,671)	(23,367)
Total capital transactions	279,271,441	(128,251,445)	86,051,360

Net change in net assets	201,098,830	(45,836,426)	142,206,597

Net assets, beginning of period	264,276,768	310,113,194	167,906,597

Net assets, end of period	$465,375,598	$264,276,768	$310,113,194

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF CASH FLOWS

	Year ended	Year ended	Year ended
	December 31, 2022	December 31, 2021	December 31, 2020
Cash flows from operating activities:
Net (loss) income	$(78,172,611)	$82,415,019	$56,155,237
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Net change in unrealized depreciation (appreciation) on commodity and cryptocurrency futures contracts	33,905,514	29,744,871	(35,293,415)
Changes in operating assets and liabilities:
Due from broker	(60,950,291)	(613,126)	4,252
Interest receivable	(300,369)	-	(16,732)
Other assets	(8,069)	(962)	9,681
Due to broker	(888,877)	(26,389,281)	22,138,032
Management fee payable to Sponsor	205,103	(36,930)	122,811
Payable for purchases of commercial paper	(13,050)	(9,995,298)	9,995,298
Other liabilities	(37,523)	57,885	32,801
Net cash (used in) provided by operating activities	(106,260,173)	75,182,178	53,147,965

Cash flows from financing activities:
Proceeds from sale of Shares	1,249,793,734	176,654,005	305,412,019
Redemption of Shares	(935,239,671)	(297,814,864)	(215,240,207)
Net change in cost of the Underlying Funds	(26,443,537)	(11,187,671)	(23,367)
Net cash provided by (used in) financing activities	288,110,526	(132,348,530)	90,148,445

Net change in cash and cash equivalents	181,850,353	(57,166,352)	143,296,410
Cash and cash equivalents, beginning of period	252,211,943	309,378,295	166,081,885
Cash and cash equivalents, end of period	$434,062,296	$252,211,943	$309,378,295

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

December 31, 2022

Note 1 - Organization and Operation

Teucrium Commodity Trust (“Trust”), a Delaware statutory trust organized on September 11, 2009, is a series trust consisting of six series: Teucrium Corn Fund (“CORN”), Teucrium Sugar Fund (“CANE”), Teucrium Soybean Fund (“SOYB”), Teucrium Wheat Fund (“WEAT”), Teucrium Agricultural Fund (“TAGS”) and Hashdex Bitcoin Futures ETF (‘DEFI”). All these series of the Trust are collectively referred to as the “Funds” and singularly as the “Fund.” Collectively, CORN, CANE, SOYB, and WEAT are referred to as the “Agricultural Funds”. Each Fund is a commodity pool that is a series of the Trust. The Funds issue common units, called the “Shares,” representing fractional undivided beneficial interests in a Fund. The Trust and the Funds operate pursuant to the Trust’s Fifth Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”).

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

The specific investment objective of each Fund and information regarding the organization and operation of each Fund are included in each Fund’s financial statements and accompanying notes, as well as in other sections of this Form 10-K filing. In general, the investment objective of each Fund is to have the daily changes in the Net Asset Value (“NAV”) of each Fund’s shares reflect the daily changes in the specified commodity market for future delivery as measured by the Benchmark. The investment objective of TAGS is to have the daily changes in percentage terms of NAV of its Shares reflect the daily changes in percentage terms of a weighted average (the “Underlying Fund Average”) of the NAVs per share of the four agricultural commodity pools that are series of the Trust and are sponsored by the Sponsor: CORN, WEAT, SOYB, and CANE (collectively, the “Underlying Funds”). The Underlying Fund Average will have a weighting of 25% to each Underlying Fund, and the Fund’s assets will be rebalanced to maintain the approximate 25% allocation to each Underlying Fund.

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

Marex Capital Markets, Inc. (“Marex”), StoneX Financial Inc. (“StoneX”) and Phillip Capital Inc. (“Phillip Capital”) serve as the Funds’ clearing brokers to execute and clear futures contracts and provide other brokerage-related services. Marex, StoneX  and Phillip Capital are each registered as futures commission merchants (“FCM”) with the U.S. CFTC and are members of the NFA. The clearing brokers are registered as broker-dealers with the SEC and are each a member of FINRA. Marex, StoneX and Phillip Capital are each clearing members of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar and Wheat Futures Contracts, Marex is paid $11.00 per round turn. StoneX is paid $2.50 per round turn exclusive of pass-through fees for the exchange and the NFA. Additionally, if the monthly commissions paid by each Fund does not equal or exceed 20% return on the StoneX Capital Requirement at 9.6% of the Exchange Maintenance Margin, each Fund will pay a true up to meet that return at the end of each month. These expenses are recognized on a per-trade basis. The half-turn is recognized as an unrealized loss on the combined statements of operations, and a full turn is recognized as a realized loss on the combined statements of operations when a contract is sold. For Bitcoin futures contracts, StoneX is paid $10.00 -$25.00 per half-turn exclusive of pass through fees for the exchange and NFA.  Phillip Capital is paid $35.00 - $45.00 per half-turn exclusive of pass through fees for the exchange, NFA, execution fees and platform and exchange data fees.  A summary of these expenses can be found below under the heading, Brokerage Commissions.

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

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Amount Recognized for Custody Services	$410,660	$363,000	$369,293
Amount of Custody Services Waived	$42,625	$120,850	$71,342

Amount Recognized for Distribution Services	$200,313	$186,531	$180,024
Amount of Distribution Services Waived	$48,593	$94,724	$68,140

Amount Recognized for Wilmington Trust	$3,300	$3,300	$3,300
Amount of Wilmington Trust Waived	$550	$991	$2,215

Amount Recognized for Thales	$278,958	$297,222	$116,901
Amount of Thales Waived	$106,944	$153,198	$57,988

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared on a combined basis in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as detailed in the Financial Accounting Standards Board’s Accounting Standards Codification and include the accounts of the Trust, CORN, CANE, SOYB, WEAT, TAGS and DEFI. Refer to the accompanying separate financial statements for each Fund for more detailed information. For the periods represented by the financial statements herein the operations of the Trust contain the results of CORN, SOYB, CANE, WEAT,  TAGS and DEFI except for eliminations for TAGS as explained below for the months during which each Fund was in operation.

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

Revenue Recognition

Commodity and Cryptocurrency futures contracts are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Changes in the appreciation or depreciation between periods are reflected in the statements of operations. The Funds seek to earn interest on their assets denominated in U.S. dollars on deposit with the Futures Commission Merchant. In addition, the Funds seek to earn interest on funds held at the custodian and at other financial institutions at prevailing market rates for such investments.

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

Brokerage Commissions

Beginning on August 21, 2019, the Sponsor began recognizing the expense for brokerage commissions for futures contract trades on a per-trade basis. Prior to the change, brokerage commissions on all open commodity futures contracts were accrued on the trade date and on a full-turn basis. The below table shows the amounts included on the statements of operations as total brokerage commissions paid inclusive of unrealized loss for the years ended December 31, 2022, 2021, and 2020.

	CORN	SOYB	CANE	WEAT	TAGS	DEFI	TRUST
Year Ending December 31, 2022	$217,050	$27,011	$33,469	$387,999	$-	$2,217	$667,746
Year Ending December 31, 2021	$141,674	$29,889	$21,123	$47,448	$-	$-	$240,134
Year Ending December 31, 2020	$149,619	$35,880	$14,681	$40,741	$1	$-	$240,922

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

The Funds are required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Funds file income tax returns in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2019 to 2022, the Funds remain subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Funds recording a tax liability that reduces net assets. Based on their analysis, the Funds have determined that they have not incurred any liability for unrecognized tax benefits for the years ended December 31, 2022, 2021, 2020, and 2019. However, the Funds’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Funds recognize interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized for the years ending December 31, 2022, 2021, 2020, and 2019.

The Funds may be subject to potential examination by U.S. federal, U.S. state, or foreign jurisdictional authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions, and compliance with U.S. federal, U.S. state and foreign tax laws.

Creations and Redemptions

Authorized Purchasers may purchase Creation Baskets from each Fund. The amount of the proceeds required to purchase a Creation Basket will be equal to the NAV of the shares in the Creation Basket determined as of 4:00 p.m. (ET) on the day the order to create the basket is properly received.

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

	As of December 31, 2022	As of December 31, 2021	As of December 31, 2020
Money Market Funds	$188,640,417	$32,968,833	$61,121,678
Demand Deposit Savings Accounts	46,061,819	99,262,744	95,809,411
Commercial Paper	199,360,060	119,980,366	152,447,206
Total cash and cash equivalents as presented on the combined Statement of Assets and Liabilities	$434,062,296	$252,211,943	$309,378,295

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

Sponsor Fee, Allocation of Expenses and Related Party Transactions

The Fund’s sponsor, Teucrium Trading, LLC (the “Sponsor”), is responsible for investing the assets of the Funds in accordance with the objectives and policies of each Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Trust and the Funds. In addition, the Sponsor elected not to outsource services directly attributable to the Trust and the Funds such as, certain aspects of accounting, financial reporting, regulatory compliance and trading activities. In addition, the  Agricultural Funds, except for TAGS which has no such fee, are contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum.  DEFI is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to .94% per annum.

The Agricultural Funds generally pay for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, FINRA, or any other regulatory agency in connection with the offer and sale of subsequent Shares, after its initial registration, and all legal, accounting, printing and other expenses associated therewith. The Funds also pay the fees and expenses associated with the Trust’s tax accounting and reporting requirements. Certain aggregate expenses common to all Funds within the Trust are allocated by the Sponsor to the respective Fund based on activity drivers deemed most appropriate by the Sponsor for such expenses, including but not limited to relative assets under management and creation order activity.

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

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Recognized Related Party Transactions	$2,721,842	$2,321,539	$2,279,672
Waived Related Party Transactions	$518,599	$1,052,715	$775,432

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

	CORN	SOYB	CANE	WEAT	TAGS	DEFI	Trust
Year Ended December 31, 2022	$345,855	$89,562	$78,237	$425,164	$262,928	$75,291	$1,277,037
Year Ended December 31, 2021	$1,060,261	$576,014	$134,294	$307,565	$105,722	$-	$2,183,856
Year Ended December 31, 2020	$849,396	$399,518	$210,614	$81,190	$39,833	$-	$1,580,551

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

Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Trust has the ability to access. Valuation adjustments and block discounts are not applied to Level 1 futures contracts held by CORN, SOYB, CANE WEAT and DEFI, the securities of the Underlying Funds held by TAGS, and any other securities held by any Fund, together referenced throughout this filing as “financial instruments.” Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

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

On December 31, 2022 and 2021, in the opinion of the Trust, the reported value at the close of the market for each commodity contract fairly reflected the value of the futures and no alternative valuations were required. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Funds consider the average volume of the specific underlying futures contracts traded on the relevant exchange for the years being reported.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-03, related to fair value measurement (Topic 820) of equity securities subject to contractual sale restrictions. Under the clarified guidance, contractual restrictions on the sale of an equity security are not considered part of the unit of account of the equity security and, therefore, are not considered in measuring fair value, however they do require disclosures. The amendment was adopted early for the quarter ended June 30, 2022; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Funds.

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

Note 4 - Fair Value Measurements

The Trust’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Trust’s significant accounting policies in Note 3. The following table presents information about the Trust’s assets and liabilities measured at fair value as of December 31, 2022 and December 31, 2021:

December 31, 2022

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2022
Cash Equivalents	$388,000,477	$-	$-	$388,000,477
Commodity and Cryptocurrency Futures Contracts
Corn futures contracts	1,585,798	-	-	1,585,798
Soybean futures contracts	2,520,370	-	-	2,520,370
Sugar futures contracts	911,329	-	-	911,329
Wheat futures contracts	3,160,732	-	-	3,160,732
Bitcoin futures contracts	29,152	-	-	29,152
Total	$396,207,858	$-	$-	$396,207,858

Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2022
Commodity and Cryptocurrency Futures Contracts
Corn futures contracts	$2,967,103	$-	$-	$2,967,103
Sugar futures contracts	85,128	-	-	85,128
Wheat futures contracts	26,380,838	-	-	26,380,838
Total	$29,433,069	$-	$-	$29,433,069

December 31, 2021

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2021
Cash Equivalents	$152,949,199	$-	$-	$152,949,199
Commodity Futures Contracts
Corn futures contracts	5,936,552	-	-	5,936,552
Soybean futures contracts	2,684,851	-	-	2,684,851
Sugar futures contracts	1,079,226	-	-	1,079,226
Wheat futures contracts	3,714,672	-	-	3,714,672
Total	$166,364,500	$-	$-	$166,364,500

Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2021
Commodity Futures Contracts
Sugar futures contracts	$80,506	$-	$-	$80,506
Wheat futures contracts	654,969	-	-	654,969
Total	$735,475	$-	$-	$735,475

For the years ended December 31, 2022 and 2021, the Funds did not have any significant transfers between any of the levels of the fair value hierarchy. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

See the Fair Value - Definition and Hierarchy section in Note 4 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 - Derivative Instruments and Hedging Activities

In the normal course of business, the Funds utilize derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Funds’ derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Funds are also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the years ended December 31, 2022 and 2021, the Funds invested only in commodity and cryptocurrency futures contracts specifically related to each Fund.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCMs, Marex and StoneX as of December 31, 2022 and 2021. *The amount of collateral presented in Collateral, Due from Broker, is limited to the liability for the futures contracts and accordingly does not include the excess collateral pledged.

Offsetting of Financial Assets and Derivative Assets as of December 31, 2022

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity and Cryptocurrency Price
Corn futures contracts	$1,585,798	$-	$1,585,798	$1,585,798	$-	$-
Soybean futures contracts	$2,520,370	$-	$2,520,370	$-	$-	$2,520,370
Sugar futures contracts	$911,329	$-	$911,329	$85,128	$-	$826,201
Wheat futures contracts	$3,160,732	$-	$3,160,732	$3,160,732	$-	$-
Bitcoin futures contracts	$29,152	$-	$29,152	$-	$-	$29,152

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2022

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity and Cryptocurrency Price
Corn futures contracts	$2,967,103	$-	$2,967,103	$1,585,798	$1,381,305	$-
Sugar futures contracts	$85,128	$-	$85,128	$85,128	$-	$-
Wheat futures contracts	$26,380,838	$-	$26,380,838	$3,160,732	$23,220,106	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2021

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Corn futures contracts	$5,936,552	$-	$5,936,552	$-	$-	$5,936,552
Soybean futures contracts	$2,684,851	$-	$2,684,851	$-	$675,169	$2,009,682
Sugar futures contracts	$1,079,226	$-	$1,079,226	$80,506	$-	$998,720
Wheat futures contracts	$3,714,672	$-	$3,714,672	$654,969	$213,708	$2,845,995

Offsetting of Financial Liabilities and Derivative Liabilities as of  December 31, 2021

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity Price
Sugar futures contracts	$80,506	$-	$80,506	$80,506	$-	$-
Wheat futures contracts	$654,969	$-	$654,969	$654,969	$-	$-

The following is a summary of realized and net change in unrealized gains (losses) of the derivative instruments utilized by the Trust:

Year ended December 31, 2022

	Realized Gain (Loss) on Commodity and Cryptocurrency Futures Contracts	Net Change in Unrealized (Depreciation) Appreciation on Commodity and Cryptocurrency Futures Contracts
Commodity and Cryptocurrency Price
Corn futures contracts	$28,784,977	$(7,317,857)
Soybean futures contracts	10,362,032	(164,481)
Sugar futures contracts	(442,477)	(172,519)
Wheat futures contracts	(81,457,408)	(26,279,809)
Bitcoin futures contracts	(423,794)	29,152
Total commodity futures contracts	$(43,176,670)	$(33,905,514)

Year ended December 31, 2021

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$65,827,118	$(14,218,054)
Soybean futures contracts	27,370,674	(12,439,375)
Sugar futures contracts	6,223,228	(408,983)
Wheat futures contracts	18,418,461	(2,678,459)
Total commodity futures contracts	$117,839,481	$(29,744,871)

Year ended December 31, 2020

	Realized (Loss) Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$5,882,216	$19,371,125
Soybean futures contracts	14,404,714	14,192,330
Sugar futures contracts	(656,937)	1,060,274
Wheat futures contracts	5,461,905	669,686
Total commodity futures contracts	$25,091,898	$35,293,415

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $653.8 million in 2022, $321.8 million in 2021, and $224.9 million in 2020.

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

Note 7 - Detail of the net assets and shares outstanding of the Funds that are a series of the Trust

The following are the net assets and shares outstanding of each Fund that is a series of the Trust and, thus, in total, comprise the combined net assets of the Trust:

December 31, 2022

	Outstanding Shares	Net Assets
Teucrium Corn Fund	5,675,004	$152,638,405
Teucrium Soybean Fund	2,050,004	58,429,985
Teucrium Sugar Fund	2,550,004	24,262,359
Teucrium Wheat Fund	28,675,004	228,972,039
Hashdex Bitcoin Futures ETF	50,004	1,070,263
Teucrium Agricultural Fund:	1,262,502
Net assets including the investment in the Underlying Funds		39,575,245
Less: Investment in the Underlying Funds		39,572,698
Net for the Fund in the combined net assets of the Trust		2,547
Total		$465,375,598

December 31, 2021

	Outstanding Shares	Net Assets
Teucrium Corn Fund	5,600,004	$120,846,256
Teucrium Soybean Fund	1,975,004	44,972,625
Teucrium Sugar Fund	2,475,004	22,834,664
Teucrium Wheat Fund	10,250,004	75,621,587
Teucrium Agricultural Fund:	525,002
Net assets including the investment in the Underlying Funds		14,179,655
Less: Investment in the Underlying Funds		(14,178,019)
Net for the Fund in the combined net assets of the Trust		1,636
Total		$264,276,768

The detailed information for the subscriptions and redemptions, and other financial information for each Fund that is a series of the Trust are included in the accompanying financial statements of each Fund.

Note 8 - Subsequent Events

Management has evaluated the financial statements for the year-ended December 31, 2022 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Trust and Funds other than those noted below:

CORN:

Nothing to report.

SOYB:

The total net assets of the Fund decreased by $15,131,868, or 26%, for the period December 31, 2022 to February 28, 2023. This was driven by a 23% decrease in the shares outstanding and a 4% decrease in the NAV/share.

CANE:

Nothing to report.

WEAT:

The total net assets of the Fund decreased by $46,724,300, or 20%, for the period December 31, 2022 to February 28, 2023. This was driven by an 11% decrease in the shares outstanding and a 11% decrease in the NAV/share.

TAGS:

Nothing to report.

DEFI:

The total net assets of the Fund increased by $431,977, or 40%, for the period December 31, 2022 to February 28, 2023. This was driven by a 40% increase in the NAV/share.

GRANT THORNTON LLP 757 Third Ave., 9th Floor New York, NY 10017 D+1 212 599 0100 F+1 212 370 4520

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor and Shareholders of

Teucrium Corn Fund

Opinion on the financial statements

We have audited the accompanying statements of assets and liabilities, including the schedules of investments, of Teucrium Corn Fund (the “Fund”) as of December 31, 2022 and 2021, the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Fund’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 1, 2023 expressed an unqualified opinion

Basis for opinion

These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on the Fund’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical audit matters

Critical audit matters are matters arising from the current audit period of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosure that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Fund’s auditor since 2014.

New York, New York

March 1, 2023

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor and Shareholders of

Teucrium Corn Fund

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Teucrium Corn Fund (the “Fund”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the financial statements of the Fund as of and for the year ended December 31, 2022 and our report dated March 1, 2023 expressed an unqualified opinion on those financial statements.

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

/S/ GRANT THORNTON LLP

New York, New York

March 1, 2023

GT.COM	Grant Thornton LLP is the U.S. member firm of Grant Thornton International Ltd (GTIL). GTIL and each of its member firms are separate legal entities and are not a worldwide partnership.

TEUCRIUM CORN FUND

STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2022	December 31, 2021

Assets
Cash and cash equivalents	$142,434,737	$115,012,740
Interest receivable	125,014	8,614
Other assets	854	-
Capital shares receivable	1,344,830	-
Equity in trading accounts:
Commodity futures contracts	1,585,798	5,936,552
Due from broker	11,625,331	77,143
Total equity in trading accounts	13,211,129	6,013,695
Total assets	157,116,564	121,035,049

Liabilities
Management fee payable to Sponsor	144,877	104,087
Other liabilities	21,349	84,706
Payable for shares redeemed	1,344,830	-
Equity in trading accounts:
Commodity futures contracts	2,967,103	-
Total liabilities	4,478,159	188,793

Net assets	$152,638,405	$120,846,256

Shares outstanding	5,675,004	5,600,004

Shares authorized	*	22,425,000

Net asset value per share	$26.90	$21.58

Market value per share	$26.93	$21.54

*On April 7, 2022, the Teucrium Corn Fund registered an indeterminate number of shares for the Fund pursuant to Rule 456(d) under the Securities Act of 1933.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

SCHEDULE OF INVESTMENTS

December 31, 2022

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X	4.105%	$3,498,444	$3,498,444	2.29%	3,498,444
Goldman Sachs Financial Square Government Fund - Institutional Class	4.140%	49,057,471	49,057,471	32.14	49,057,471
Total money market funds		$52,555,915	$52,555,915	34.43%

	Maturity				Percentage of
	Date	Yield	Cost	Fair Value	Net Assets	Principal Amount
Commercial Paper
Brookfield Infrastructure Holdings (Canada) Inc.	January 17, 2023	4.742%	7,438,744	$7,484,443	$4.90	7,500,000
CNH Industrial Capital LLC	January 23, 2023	4.566%	2,483,750	2,493,125	1.63	2,500,000
CNH Industrial Capital LLC	February 13, 2023	4.780%	4,949,736	4,971,931	3.26	5,000,000
Crown Castle Inc.	January 10, 2023	4.877%	2,481,000	2,497,000	1.64	2,500,000
Crown Castle Inc.	January 12, 2023	4.765%	4,979,764	4,992,820	3.27	5,000,000
Entergy Corporation	January 4, 2023	4.311%	2,481,702	2,499,115	1.64	2,500,000
General Motors Financial Company, Inc.	January 10, 2023	4.618%	7,449,762	7,491,469	4.91	7,500,000
General Motors Financial Company, Inc.	January 18, 2023	4.473%	2,472,806	2,494,806	1.63	2,500,000
Harley-Davidson Financial Services, Inc.	January 3, 2023	4.721%	2,482,562	2,499,354	1.64	2,500,000
Harley-Davidson Financial Services, Inc.	January 25, 2023	4.944%	7,458,402	7,475,650	4.90	7,500,000
Harley-Davidson Financial Services, Inc.	February 2, 2023	5.104%	2,479,781	2,488,844	1.63	2,500,000
Hyundai Capital America	January 10, 2023	4.000%	2,475,911	2,497,536	1.64	2,500,000
ITT Inc.	January 19, 2023	4.475%	2,482,544	2,494,487	1.63	2,500,000
Jabil Inc.	January 13, 2023	5.073%	4,980,555	4,991,667	3.27	5,000,000
Oracle Corporation	January 17, 2023	4.361%	2,482,980	2,495,222	1.63	2,500,000
V.F. Corporation	February 2, 2023	4.669%	1,986,711	1,991,822	1.30	2,000,000
Walgreens Boots Alliance, Inc.	February 28, 2023	4.827%	2,479,549	2,480,868	1.63	2,500,000
Total Commercial Paper			$64,046,259	$64,340,159	42.15%
Total Cash Equivalents				$116,896,074	76.58%

	Number of		Percentage of	Notional Amount
	Contracts	Fair Value	Net Assets	(Long Exposure)
Commodity futures contracts
United States corn futures contracts
CBOT corn futures JUL23	1,363	$1,585,798	1.04%	$45,779,763

	Number of		Percentage of	Notional Amount
Description: Liabilities	Contracts	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT corn futures MAY23	1,575	$751,309	0.49%	$53,392,500
CBOT corn futures DEC23	1,750	2,215,794	1.45	53,440,625
Total commodity futures contracts		$2,967,103	1.94%	$106,833,125

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

SCHEDULE OF INVESTMENTS

December 31, 2021

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X	0.260%	$11,397,154	$11,397,154	9.43%	11,397,154
Goldman Sachs Financial Square Government Fund - Institutional Class	0.030%	2,508	2,508	0.00	2,508
Total money market funds		$11,399,662	$11,399,662	9.43%

	Maturity				Percentage of	Principal
	Date	Yield	Cost	Fair Value	Net Assets	Amount
Commercial Paper
Albemarle Corporation	January 31, 2022	0.181%	7,497,243	$7,498,867	$6.20	7,500,000
Conagra Brands, Inc.	January 5, 2022	0.160%	2,499,000	2,499,955	2.07	2,500,000
Conagra Brands, Inc.	January 18, 2022	0.150%	2,499,355	2,499,823	2.07	2,500,000
General Motors Financial Company, Inc.	January 6, 2022	0.160%	2,499,000	2,499,944	2.07	2,500,000
General Motors Financial Company, Inc.	January 31, 2022	0.200%	3,498,289	3,499,417	2.89	3,500,000
General Motors Financial Company, Inc.	January 3, 2022	0.160%	2,499,400	2,499,978	2.07	2,500,000
Harley-Davidson Financial Services, Inc.	January 13, 2022	0.167%	7,497,046	7,499,583	6.20	7,500,000
Harley-Davidson Financial Services, Inc.	March 2, 2022	0.250%	2,498,664	2,498,959	2.07	2,500,000
Humana Inc.	January 7, 2022	0.140%	4,998,425	4,999,883	4.14	5,000,000
Jabil Inc.	February 8, 2022	0.300%	4,997,375	4,998,417	4.13	5,000,000
Jabil Inc.	February 25, 2022	0.310%	2,498,450	2,498,816	2.07	2,500,000
Viatris Inc.	February 11, 2022	0.250%	4,997,466	4,998,577	4.14	5,000,000
Viatris Inc.	March 1, 2022	0.310%	2,498,493	2,498,730	2.07	2,500,000
WGL Holdings, Inc.	January 12, 2022	0.220%	2,499,343	2,499,832	2.07	2,500,000
Total Commercial Paper			$53,477,549	$53,490,781	44.26%
Total Cash Equivalents				$64,890,443	53.69%

	Number of		Percentage of	Notional Amount
	Contracts	Fair Value	Net Assets	(Long Exposure)
Commodity futures contracts
United States corn futures contracts
CBOT corn futures MAY22	1,418	$3,767,282	3.12%	$42,185,500
CBOT corn futures JUL22	1,218	196,244	0.16	36,144,150
CBOT corn futures DEC22	1,558	1,973,026	1.63	42,533,400
Total commodity futures contracts		$5,936,552	4.91%	$120,863,050

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF OPERATIONS

	Year ended	Year ended	Year ended
	December 31, 2022	December 31, 2021	December 31, 2020
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain on commodity futures contracts	$28,784,977	$65,827,118	$5,882,216
Net change in unrealized (depreciation) appreciation on commodity futures contracts	(7,317,857)	(14,218,054)	19,371,125
Interest income	3,437,856	258,156	603,571
Total income	24,904,976	51,867,220	25,856,912

Expenses
Management fees	2,121,041	1,505,165	945,485
Professional fees	416,723	526,954	534,142
Distribution and marketing fees	1,197,419	1,569,853	1,347,461
Custodian fees and expenses	110,365	170,890	174,070
Business permits and licenses fees	34,477	29,157	78,930
General and administrative expenses	113,955	134,708	132,300
Other expenses	-	-	2,783
Total expenses	3,993,980	3,936,727	3,215,171

Expenses waived by the Sponsor	(345,855)	(1,060,261)	(849,396)

Total expenses, net	3,648,125	2,876,466	2,365,775

Net income	$21,256,851	$48,990,754	$23,491,137

Net gain per share	$5.32	$6.04	$0.72
Net gain per weighted average share	$2.66	$6.29	$3.28
Weighted average shares outstanding	8,002,538	7,790,689	7,170,974

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF CHANGES IN NET ASSETS

	Year ended	Year ended	Year ended
	December 31, 2022	December 31, 2021	December 31, 2020
Operations
Net income	$21,256,851	$48,990,754	$23,491,137
Capital transactions
Issuance of Shares	218,911,328	95,586,980	155,612,893
Redemption of Shares	(208,376,030)	(162,021,015)	(116,034,683)
Total capital transactions	10,535,298	(66,434,035)	39,578,210
Net change in net assets	31,792,149	(17,443,281)	63,069,347

Net assets, beginning of period	$120,846,256	$138,289,537	$75,220,190

Net assets, end of period	$152,638,405	$120,846,256	$138,289,537

Net asset value per share at beginning of period	$21.58	$15.54	$14.82

Net asset value per share at end of period	$26.90	$21.58	$15.54

Creation of Shares	8,050,000	5,025,000	12,675,000
Redemption of Shares	7,975,000	8,325,000	8,850,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF CASH FLOWS

	Year ended	Year ended	Year ended
	December 31, 2022	December 31, 2021	December 31, 2020
Cash flows from operating activities:
Net income	$21,256,851	$48,990,754	$23,491,137
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized depreciation (appreciation) on commodity futures contracts	7,317,857	14,218,054	(19,371,125)
Changes in operating assets and liabilities:
Due from broker	(11,548,188)	(77,143)	4,252
Interest receivable	(116,400)	(1,271)	(7,237)
Other assets	(854)	-	-
Due to broker	-	(12,973,828)	12,973,828
Management fee payable to Sponsor	40,790	(13,777)	52,631
Payable for purchases of commercial paper	-	(4,997,847)	4,997,847
Other liabilities	(63,357)	63,047	(1,880)
Net cash provided by operating activities	16,886,699	45,207,989	22,139,453

Cash flows from financing activities:
Proceeds from sale of Shares	217,566,498	95,586,980	155,612,893
Redemption of Shares	(207,031,200)	(163,963,290)	(114,092,408)
Net cash provided by (used in) financing activities	10,535,298	(68,376,310)	41,520,485

Net change in cash and cash equivalents	27,421,997	(23,168,321)	63,659,938
Cash and cash equivalents, beginning of period	115,012,740	138,181,061	74,521,123
Cash and cash equivalents, end of period	$142,434,737	$115,012,740	$138,181,061

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

December 31, 2022

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

On June 7, 2010, the initial Form S-1 for CORN was declared effective by the U.S. Securities and Exchange Commission (“SEC”). On June 8, 2010, four Creation Baskets for CORN were issued representing 200,000 shares and $5,000,000. CORN began trading on the New York Stock Exchange (“NYSE”) Arca on June 9, 2010. The current registration statement for CORN was declared effective by the SEC on April 7, 2022. The registration statement for CORN registered an indeterminate number of shares.

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

Marex Capital Markets, Inc. (“Marex”) and StoneX Financial Inc. (“StoneX”) serve as the Funds’ clearing brokers to execute and provide other brokerage-related services. Marex and StoneX are each registered as futures commission merchants (“FCM”) with the U.S. CFTC and are members of the NFA. The clearing brokers are registered as broker-dealers with the SEC and are each a member of FINRA. Marex and StoneX are each clearing members of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar, and Wheat Futures Contracts Marex is paid $11.00 per round turn. StoneX is paid $2.50 per round turn exclusive of pass-through fees for the exchange and the NFA. Additionally, if the monthly commissions paid by each Fund does not equal or exceed 20% return on the StoneX Capital Requirement at 9.6% of the Exchange Maintenance Margin, each Fund will pay a true up to meet that return at the end of each month. These expenses are recognized on a per-trade basis. The half-turn is recognized as an unrealized loss on the statements of operations for contracts that have been purchased since the change in recognition, and a full turn is recognized as a realized loss on the statements of operations when a contract is sold. A summary of these expenses can be found below.

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

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Amount Recognized for Custody Services	$110,365	$170,890	$174,070
Amount of Custody Services Waived	$4,000	$59,872	$52,728

Amount Recognized for Distribution Services	$60,803	$88,049	$86,151
Amount of Distribution Services Waived	$17,010	$40,063	$28,816

Amount Recognized for Wilmington Trust	$550	$1,520	$1,511
Amount of Wilmington Trust Waived	$-	$-	$1,511

Amount Recognized for Thales	$90,561	$138,657	$56,292
Amount of Thales Waived	$27,193	$80,945	$22,621

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

Brokerage Commissions

Beginning on August 21, 2019, the Sponsor began recognizing the expense for brokerage commissions for futures contract trades on a per-trade basis. Prior to the change, brokerage commissions on all open commodity futures contracts were accrued on the trade date and on a full-turn basis. The below table shows the amounts included on the statements of operations as total brokerage commissions paid inclusive of unrealized loss as of  December 31, 2020, 2021, and 2022.

CORN
Year Ending December 31, 2022	$217,050
Year Ending December 31, 2021	$141,674
Year Ending December 31, 2020	$149,619

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2019 to 2022, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of and for the years ended December 31, 2022, 2021, 2020, and 2019. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the years ended December 31, 2022, 2021, 2020, and 2019.

The Fund may be subject to potential examination by U.S. federal, U.S. state, or foreign jurisdictional authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions, and compliance with U.S. federal, U.S. state and foreign tax laws.

Creations and Redemptions

Authorized Purchasers may purchase Creation Baskets consisting of 25,000 shares from CORN. The amount of the proceeds required to purchase a Creation Basket will be equal to the NAV of the shares in the Creation Basket determined as of 4:00 p.m. (ET) on the day the order to create the basket is properly received.

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

	As of December 31, 2022	As of December 31, 2021	As of December 31, 2020
Money Market Funds	$52,555,915	$11,399,662	$27,496,317
Demand Deposit Savings Accounts	25,538,663	50,122,297	40,210,208
Commercial Paper	64,340,159	53,490,781	70,474,536
Total cash and cash equivalents as presented on the Statement of Assets and Liabilities	$142,434,737	$115,012,740	$138,181,061

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

Calculation of Net Asset Value

The Fund’s NAV is calculated by:

·	Taking the current market value of its total assets and

·	Subtracting any liabilities

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

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Recognized Related Party Transactions	$827,230	$1,095,188	$1,089,985
Waived Related Party Transactions	$149,721	$535,622	$493,231

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

CORN
Year Ended December 31, 2022	$345,855
Year Ended December 31, 2021	$1,060,261
Year Ended December 31, 2020	$849,396

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

On December 31, 2022 and 2021, in the opinion of the Trust and the Fund, the reported value of the Corn Futures Contracts traded on the CBOT fairly reflected the value of the Corn Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the years being reported.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-03, related to fair value measurement (Topic 820) of equity securities subject to contractual sale restrictions. Under the clarified guidance, contractual restrictions on the sale of an equity security are not considered part of the unit of account of the equity security and, therefore, are not considered in measuring fair value, however they do require disclosures. The amendment was adopted early for the quarter ended June 30, 2022; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

Note 4 - Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of December 31, 2022 and December 31, 2021:

December 31, 2022

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2022
Cash Equivalents	$116,896,074	$-	$-	$116,896,074
Corn futures contracts	1,585,798	-	-	1,585,798
Total	$118,481,872	$-	$-	$118,481,872

Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2022
Corn futures contracts	$2,967,103	$-	$-	$2,967,103

December 31, 2021

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2021
Cash Equivalents	$64,890,443	$-	$-	$64,890,443
Corn futures contracts	5,936,552	-	-	5,936,552
Total	$70,826,995	$-	$-	$70,826,995

For the years ended December 31, 2022 and 2021, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 - Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the years ended December 31, 2022 and 2021, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCMs, Marex  and StoneX as of December 31, 2022 and 2021. *The amount of collateral presented in Collateral, Due from Broker, is limited to the liability for the futures contracts and accordingly does not include the excess collateral pledged.

Offsetting of Financial Assets and Derivative Assets as of December 31, 2022

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Corn futures contracts	$1,585,798	$-	$1,585,798	$1,585,798	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2022

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity Price
Corn futures contracts	$2,967,103	$-	$2,967,103	$1,585,798	$1,381,305	$-

Offsetting of Financial Assets and Derivative Assets as of  December 31, 2021

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Corn futures contracts	$5,936,552	$-	$5,936,552	$-	$-	$5,936,552

The following is a summary of realized and net change in unrealized gains (losses) of the derivative instruments utilized by the Fund:

Year ended December 31, 2022

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$28,784,977	$(7,317,857)

Year ended December 31, 2021

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$65,827,118	$(14,218,054)

Year ended December 31, 2020

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$5,882,216	$19,371,125

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $212.2 million in 2022, $149.9 million in 2021, and $96.5 million in 2020.

Note 6 - Financial Highlights

The following table presents per share performance data and other supplemental financial data for the years ended . This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Year ended	Year ended	Year ended
	December 31, 2022	December 31, 2021	December 31, 2020
Per Share Operation Performance
Net asset value at beginning of period	$21.58	$15.54	$14.82
Income (loss) from investment operations:
Investment income	0.43	0.03	0.08
Net realized and unrealized gain on commodity futures contracts	5.34	6.38	0.97
Total expenses, net	(0.45)	(0.37)	(0.33)
Net increase in net asset value	5.32	6.04	0.72
Net asset value at end of period	$26.90	$21.58	$15.54
Total Return	24.64%	38.88%	4.83%
Ratios to Average Net Assets (Annualized)
Total expenses	1.88%	2.62%	3.40%
Total expenses, net	1.72%	1.91%	2.50%
Net investment loss	(0.10)%	(1.74)%	(1.86)%

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

Note 8 - Subsequent Events

Management has evaluated the financial statements for the year-ended  December 31, 2022 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than those noted below:

Nothing to report.

GRANT THORNTON LLP 757 Third Ave., 9th Floor New York, NY 10017 D+1 212 599 0100 F+1 212 370 4520

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor and Shareholders of

Teucrium Soybean Fund

Opinion on the financial statements  We have audited the accompanying statements of assets and liabilities, including the schedules of investments, of Teucrium Soybean Fund (the “Fund”) as of December 31, 2022 and 2021, the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Fund’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 1, 2023 expressed an unqualified opinion

Basis for opinion

These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on the Fund’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

March 1, 2023

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor and Shareholders of

Teucrium Soybean Fund

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Teucrium Soybean Fund (the “Fund”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the financial statements of the Fund as of and for the year ended December 31, 2022 and our report dated March 1, 2023 expressed an unqualified opinion on those financial statements.

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

/S/ GRANT THORNTON LLP

New York, New York

March 1, 2023

GT.COM	Grant Thornton LLP is the U.S. member firm of Grant Thornton International Ltd (GTIL). GTIL and each of its member firms are separate legal entities and are not a worldwide partnership.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2022	December 31, 2021

Assets
Cash and cash equivalents	$58,212,569	$43,019,884
Interest receivable	66,135	1,928
Other assets	1,160	-
Equity in trading accounts:
Commodity futures contracts	2,520,370	2,684,851
Due from broker	543,205	-
Total equity in trading accounts	$3,063,575	$2,684,851
Total assets	$61,343,439	$45,706,663

Liabilities
Payable for shares redeemed	$2,850,260	$-
Management fee payable to Sponsor	55,430	36,457
Other liabilities	7,764	22,412
Equity in trading accounts:
Due to broker	-	675,169
Total liabilities	$2,913,454	$734,038

Net assets	$58,429,985	$44,972,625

Shares outstanding	2,050,004	1,975,004

Shares available	*	15,875,000

Net asset value per share	$28.50	$22.77

Market value per share	$28.50	$22.75

*On April 7, 2022, the Teucrium Soybean Fund registered an indeterminate number of shares of the Fund pursuant to Rule 456(d) under the Securities Act of 1933.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

SCHEDULE OF INVESTMENTS

December 31, 2022

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X	4.105%	$10,287,270	$10,287,270	17.61%	10,287,270
Goldman Sachs Financial Square Government Fund - Institutional Class	4.140%	15,343,772	15,343,772	26.26	15,343,772
Total money market funds		$25,631,042	$25,631,042	43.87%

	Maturity				Percentage of
	Date	Yield	Cost	Fair Value	Net Assets	Principal Amount
Commercial Paper
Brookfield Infrastructure Holdings (Canada) Inc.	January 17, 2023	4.734%	$4,959,225	$4,989,644	8.54%	5,000,000
CNH Industrial Capital LLC	January 23, 2023	4.566%	2,483,750	2,493,125	4.27	2,500,000
Crown Castle Inc.	January 10, 2023	4.877%	2,481,000	2,497,000	4.27	2,500,000
Crown Castle Inc.	January 12, 2023	4.765%	2,489,882	2,496,410	4.27	2,500,000
Entergy Corporation	January 4, 2023	4.311%	2,481,702	2,499,115	4.28	2,500,000
Humana Inc.	January 9, 2023	4.670%	2,482,750	2,497,444	4.27	2,500,000
V.F. Corporation	January 17, 2023	4.364%	2,479,695	2,495,222	4.27	2,500,000
V.F. Corporation	February 2, 2023	4.669%	2,483,389	2,489,778	4.26	2,500,000
VW Credit, Inc.	January 19, 2023	4.434%	2,482,702	2,494,538	4.27	2,500,000
Walgreens Boots Alliance, Inc.	February 13, 2023	4.842%	2,485,094	2,485,756	4.25	2,500,000
Total Commercial Paper			$27,309,189	$27,438,032	46.96%
Total Cash Equivalents				$53,069,074	90.83%

	Number of		Percentage of	Notional Amount
	Contracts	Fair Value	Net Assets	(Long Exposure)
Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures MAR23	268	$642,912	1.10%	$20,421,600
CBOT soybean futures MAY23	229	807,218	1.38	17,518,500
CBOT soybean futures NOV23	289	1,070,240	1.82	20,472,038
Total commodity futures contracts		$2,520,370	4.30%	$58,412,138

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

SCHEDULE OF INVESTMENTS

December 31, 2021

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X	0.026%	$8,951,314	$8,951,314	19.91%	8,951,314
Goldman Sachs Financial Square Government Fund - Institutional Class	0.030%	2,511,180	2,511,180	5.58	2,511,180
Total money market funds		$11,462,494	$11,462,494	25.49%

	Maturity				Percentage of
	Date	Yield	Cost	Fair Value	Net Assets	Shares
Commercial Paper
Albemarle Corporation	January 11, 2022	0.200%	$2,499,417	$2,499,861	5.56%	2,500,000
Conagra Brands, Inc.	January 5, 2022	0.160%	2,499,000	2,499,956	5.56	2,500,000
Conagra Brands, Inc.	January 18, 2022	0.150%	2,499,355	2,499,823	5.56	2,500,000
General Motors Financial Company, Inc.	January 31, 2022	0.200%	3,998,044	3,999,333	8.89	4,000,000
General Motors Financial Company, Inc.	January 3, 2022	0.160%	2,499,400	2,499,978	5.56	2,500,000
Harley-Davidson Financial Services, Inc.	February 1, 2022	0.170%	2,498,938	2,499,634	5.56	2,500,000
Viatris Inc.	February 11, 2022	0.300%	2,498,312	2,499,146	5.55	2,500,000
Viatris Inc.	January 21, 2022	0.200%	2,499,292	2,499,722	5.56	2,500,000
Total Commercial Paper			$21,491,758	$21,497,453	47.80%
Total Cash Equivalents				$32,959,947	73.29%

	Number of		Percentage of	Notional Amount
	Contracts	Fair Value	Net Assets	(Long Exposure)
Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures MAR22	234	$591,547	1.32%	$15,669,225
CBOT soybean futures MAY22	199	1,008,504	2.24	13,422,550
CBOT soybean futures NOV22	250	1,084,800	2.41	15,865,625
Total commodity futures contracts		$2,684,851	5.97%	$44,957,400

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF OPERATIONS

	Year ended	Year ended	Year ended
	December 31, 2022	December 31, 2021	December 31, 2020
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain on commodity futures contracts	$10,362,032	$27,370,674	$14,404,714
Net change in unrealized (depreciation) appreciation on commodity futures contracts	(164,481)	(12,439,375)	14,192,330
Interest income	1,141,422	124,186	261,834
Total income	11,338,973	15,055,485	28,858,878

Expenses
Management fees	677,727	727,110	580,800
Professional fees	140,044	278,476	295,623
Distribution and marketing fees	379,076	802,965	675,392
Custodian fees and expenses	37,114	91,007	86,875
Business permits and licenses fees	21,062	25,359	52,067
General and administrative expenses	43,514	79,574	70,720
Total expenses	1,298,537	2,004,491	1,761,477

Expenses waived by the Sponsor	(89,562)	(576,014)	(399,518)

Total expenses, net	1,208,975	1,428,477	1,361,959

Net income	$10,129,998	$13,627,008	$27,496,919

Net gain per share	$5.73	$3.28	$3.64
Net gain per weighted average share	$4.03	$4.11	$7.37
Weighted average shares outstanding	2,515,004	3,319,593	3,731,425

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF CHANGES IN NET ASSETS

	Year ended	Year ended	Year ended
	December 31, 2022	December 31, 2021	December 31, 2020
Operations
Net income	$10,129,998	$13,627,008	$27,496,919
Capital transactions
Issuance of Shares	60,420,360	26,122,875	110,771,840
Redemption of Shares	(57,092,998)	(83,956,120)	(77,225,028)
Total capital transactions	3,327,362	(57,833,245)	33,546,812
Net change in net assets	13,457,360	(44,206,237)	61,043,731

Net assets, beginning of period	$44,972,625	$89,178,862	$28,135,131

Net assets, end of period	$58,429,985	$44,972,625	$89,178,862

Net asset value per share at beginning of period	$22.77	$19.49	$15.85

Net asset value per share at end of period	$28.50	$22.77	$19.49

Creation of Shares	2,200,000	1,225,000	7,600,000
Redemption of Shares	2,125,000	3,825,000	4,800,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF CASH FLOWS

	Year ended	Year ended	Year ended
	December 31, 2022	December 31, 2021	December 31, 2020
Cash flows from operating activities:
Net income	$10,129,998	$13,627,008	$27,496,919
Adjustments to reconcile net income to net cash provided by operating activities:
Net change in unrealized depreciation (appreciation) on commodity futures contracts	164,481	12,439,375	(14,192,330)
Changes in operating assets and liabilities:
Due from broker	(543,205)	-	-
Interest receivable	(64,207)	3,550	(5,436)
Other assets	(1,160)	37	4,333
Due to broker	(675,169)	(10,582,397)	10,613,758
Management fee payable to Sponsor	18,973	(39,194)	52,512
Payable for purchases of commercial paper	-	(4,997,451)	4,997,451
Other liabilities	(14,648)	3,810	9,681
Net cash provided by operating activities	9,015,063	10,454,738	28,976,888

Cash flows from financing activities:
Proceeds from sale of Shares	60,420,360	26,122,875	110,771,840
Redemption of Shares	(54,242,738)	(83,956,120)	(77,225,028)
Net cash provided by (used in) financing activities	6,177,622	(57,833,245)	33,546,812

Net change in cash and cash equivalents	15,192,685	(47,378,507)	62,523,700
Cash and cash equivalents, beginning of period	43,019,884	90,398,391	27,874,691
Cash and cash equivalents, end of period	$58,212,569	$43,019,884	$90,398,391

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

December 31, 2022

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

On June 13, 2011, the initial Form S-1 for SOYB was declared effective by the SEC. On September 16, 2011, two Creation Baskets were issued representing 100,000 shares and $2,500,000. On September 19, 2011, SOYB started trading on the NYSE Arca. The current registration statement for SOYB was declared effective by the SEC on April 7, 2022. The registration statement for SOYB registered an indeterminate number of shares.

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

Marex Capital Markets, Inc. (“Marex”) and StoneX Financial Inc. (“StoneX”) serve as the Funds’ clearing brokers to execute and provide other brokerage-related services. Marex and StoneX are each registered as futures commission merchants (“FCM”) with the U.S. CFTC and are members of the NFA. The clearing brokers are registered as broker-dealers with the SEC and are each a member of FINRA. Marex and StoneX are each clearing members of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar, and Wheat Futures Contracts Marex is paid $11.00 per round turn. StoneX is paid $2.50 per round turn exclusive of pass-through fees for the exchange and the NFA. Additionally, if the monthly commissions paid by each Fund does not equal or exceed 20% return on the StoneX Capital Requirement at 9.6% of the Exchange Maintenance Margin, each Fund will pay a true up to meet that return at the end of each month. These expenses are recognized on a per-trade basis. The half-turn is recognized as an unrealized loss on the statements of operations for contracts that have been purchased since the change in recognition, and a full turn is recognized as a realized loss on the statements of operations when a contract is sold. A summary of these expenses can be found below.

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

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Amount Recognized for Custody Services	$37,114	$91,007	$86,875
Amount of Custody Services Waived	$4,000	$30,326	$667

Amount Recognized for Distribution Services	$19,183	$46,195	$43,517
Amount of Distribution Services Waived	$3,962	$24,812	$23,156

Amount Recognized for Wilmington Trust	$550	$631	$1,073
Amount of Wilmington Trust Waived	$-	$631	$-

Amount Recognized for Thales	$27,880	$78,988	$28,871
Amount of Thales Waived	$-	$31,340	$21,770

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

Brokerage Commissions

Beginning on August 21, 2019, the Sponsor began recognizing the expense for brokerage commissions for futures contract trades on a per-trade basis. Prior to the change, brokerage commissions on all open commodity futures contracts were accrued on the trade date and on a full-turn basis. The below table shows the amounts included on the statements of operations as total brokerage commissions paid inclusive of unrealized loss as of December 31, 2020, 2021, and 2022.

SOYB
Year Ending December 31, 2022	$27,011
Year Ending December 31, 2021	$29,889
Year Ending December 31, 2020	$35,880

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2019 to 2022, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of and for the years ended December 31, 2022, 2021, 2020, and 2019. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the years ended December 31, 2022, 2021, 2020, and 2019.

The Fund may be subject to potential examination by U.S. federal, U.S. state, or foreign jurisdictional authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions, and compliance with U.S. federal, U.S. state and foreign tax laws.

Creations and Redemptions

Authorized Purchasers may purchase Creation Baskets consisting of 25,000 shares from the Fund. The amount of the proceeds required to purchase a Creation Basket will be equal to the NAV of the shares in the Creation Basket determined as of 4:00 p.m. (ET) on the day the order to create the basket is properly received.

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

	As of December 31, 2022	As of December 31, 2021	As of December 31, 2020
Money Market Funds	$25,631,042	$11,462,494	$13,242,009
Demand Deposit Savings Accounts	5,143,495	10,059,937	32,671,497
Commercial Paper	27,438,032	21,497,453	44,484,885
Total cash and cash equivalents as presented on the Statement of Assets and Liabilities	$58,212,569	$43,019,884	$90,398,391

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

Calculation of Net Asset Value

The Fund’s NAV is calculated by:

·	Taking the current market value of its total assets and

·	Subtracting any liabilities

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

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Recognized Related Party Transactions	$261,124	$571,585	$547,998
Waived Related Party Transactions	$32,056	$288,098	$194,347

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

SOYB
Year Ended December 31, 2022	$89,562
Year Ended December 31, 2021	$576,014
Year Ended December 31, 2020	$399,518

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

On December 31, 2022 and 2021, in the opinion of the Trust and the Fund, the reported value of the Soybean Futures Contracts traded on the CBOT fairly reflected the value of the Soybean Futures Contracts held by the Fund, with no adjustments necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the years being reported.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-03, related to fair value measurement (Topic 820) of equity securities subject to contractual sale restrictions. Under the clarified guidance, contractual restrictions on the sale of an equity security are not considered part of the unit of account of the equity security and, therefore, are not considered in measuring fair value, however they do require disclosures. The amendment was adopted early for the quarter ended June 30, 2022; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

Note 4 - Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of December 31, 2022 and December 31, 2021:

December 31, 2022

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2022
Cash Equivalents	$53,069,074	$-	$-	$53,069,074
Soybean futures contracts	2,520,370	-	-	2,520,370
Total	$55,589,444	$-	$-	$55,589,444

December 31, 2021

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2021
Cash Equivalents	$32,959,947	$-	$-	$32,959,947
Soybean futures contracts	2,684,851	-	-	2,684,851
Total	$35,644,798	$-	$-	$35,644,798

For the years ended December 31, 2022 and 2021, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 - Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the years ended December 31, 2022 and 2021, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCMs, Marex and StoneX as of December 31, 2022 and 2021. *The amount of collateral presented in Collateral, Due from Broker, is limited to the liability for the futures contracts and accordingly does not include the excess collateral pledged.

Offsetting of Financial Assets and Derivative Assets as of December 31, 2022

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Soybean futures contracts	$2,520,370	$-	$2,520,370	$-	$-	$2,520,370

Offsetting of Financial Assets and Derivative Assets as of December 31, 2021

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Soybean futures contracts	$2,684,851	$-	$2,684,851	$-	$675,169	$2,009,682

The following is a summary of realized and net change in unrealized gains (losses) of the derivative instruments utilized by the Fund:

Year ended December 31, 2022

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Soybean futures contracts	$10,362,032	$(164,481)

Year ended December 31, 2021

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Soybean futures contracts	$27,370,674	$(12,439,375)

Year ended December 31, 2020

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Soybean futures contracts	$14,404,714	$14,192,330

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $67.3 million in 2022, $70.2 million in 2021, and $61.4 million in 2020.

Note 6 - Financial Highlights

The following table presents per share performance data and other supplemental financial data for the years ended December 31, 2022, 2021 and 2020. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Year ended	Year ended	Year ended
	December 31, 2022	December 31, 2021	December 31, 2020
Per Share Operation Performance
Net asset value at beginning of period	$22.77	$19.49	$15.85
Income (loss) from investment operations:
Investment income	0.45	0.04	0.07
Net realized and unrealized gain on commodity futures contracts	5.76	3.67	3.94
Total expenses, net	(0.48)	(0.43)	(0.37)
Net increase in net asset value	5.73	3.28	3.64
Net asset value at end of period	$28.50	$22.77	$19.49
Total Return	25.17%	16.82%	22.98%
Ratios to Average Net Assets (Annualized)
Total expenses	1.92%	2.76%	3.03%
Total expenses, net	1.78%	1.96%	2.34%
Net investment loss	(0.10)%	(1.79)%	(1.89)%

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

Note 8 - Subsequent Events

Management has evaluated the financial statements for the year-ended December 31, 2022 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than those noted below:

The total net assets of the Fund decreased by $15,131,868, or 26%, for the period December 31, 2022 to February 28, 2023. This was driven by a 23% decrease in the shares outstanding and a 4% decrease in the NAV/share.

GRANT THORNTON LLP 757 Third Ave., 9th Floor New York, NY 10017 D+1 212 599 0100 F+1 212 370 4520

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor and Shareholders of

Teucrium Sugar Fund

Opinion on the financial statements

We have audited the accompanying statements of assets and liabilities, including the schedules of investments, of Teucrium Sugar Fund (the “Fund”) as of December 31, 2022 and 2021, the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Fund’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 1, 2023 expressed an unqualified opinion

Basis for opinion

These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on the Fund’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

March 1, 2023

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor and Shareholders of

Teucrium Sugar Fund

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Teucrium Sugar Fund (the “Fund”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the financial statements of the Fund as of and for the year ended December 31, 2022 and our report dated March 1, 2023 expressed an unqualified opinion on those financial statements.

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

/S/ GRANT THORNTON LLP

New York, New York

March 1, 2023

GT.COM	Grant Thornton LLP is the U.S. member firm of Grant Thornton International Ltd (GTIL). GTIL and each of its member firms are separate legal entities and are not a worldwide partnership.

TEUCRIUM SUGAR FUND

STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2022	December 31, 2021

Assets
Cash and cash equivalents	$22,977,480	$21,332,902
Interest receivable	30,669	1,444
Other assets	2,965	-
Equity in trading accounts:
Commodity futures contracts	911,329	1,079,226
Due from broker	447,801	535,983
Total equity in trading accounts	$1,359,130	$1,615,209
Total assets	$24,370,244	$22,949,555

Liabilities
Management fee payable to Sponsor	$20,912	$19,490
Other liabilities	1,845	14,895
Equity in trading accounts:
Commodity futures contracts	85,128	80,506
Total liabilities	$107,885	$114,891

Net assets	$24,262,359	$22,834,664

Shares outstanding	2,550,004	2,475,004

Shares available	*	21,450,000

Net asset value per share	$9.51	$9.23

Market value per share	$9.53	$9.20

*On April 7, 2022, the Teucrium Sugar Fund registered an indeterminate number of shares of the Fund pursuant to Rule 456(d) under the Securities Act of 1933.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

SCHEDULE OF INVESTMENTS

December 31, 2022

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X	4.105%	$5,634,177	$5,634,177	23.22%	5,634,177
Goldman Sachs Financial Square Government Fund - Institutional Class	4.140%	4,286,322	4,286,322	17.67	4,286,322
Total Money Market Funds		$9,920,499	$9,920,499	40.89%

	Maturity				Percentage of	Principal
	Date	Yield	Cost	Fair Value	Net Assets	Amount
Commercial Paper
Entergy Corporation	January 4, 2023	4.311%	$2,481,702	$2,499,115	10.30%	2,500,000
General Motors Financial Company, Inc.	January 10, 2023	4.276%	2,475,149	2,497,369	10.29	2,500,000
Glencore Funding LLC	January 13, 2023	4.526%	2,482,656	2,496,283	10.29	2,500,000
VW Credit, Inc.	January 19, 2023	4.434%	2,482,702	2,494,537	10.28	2,500,000
Total Commercial Paper			$9,922,209	$9,987,304	41.16%
Total Cash Equivalents				$19,907,803	82.05%

	Number of		Percentage of	Notional Amount
	Contracts	Fair Value	Net Assets	(Long Exposure)
Commodity futures contracts
United States sugar futures contracts
ICE sugar futures MAY23	401	$356,963	1.47%	$8,407,526
ICE sugar futures JUL23	362	554,366	2.29	7,289,811
Total commodity futures contracts		$911,329	3.76%	$15,697,337

	Number of		Percentage of	Notional Amount
Description: Liabilities	Contracts	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States sugar futures contracts
ICE sugar futures MAR24	427	$85,128	0.35%	$8,565,278

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

SCHEDULE OF INVESTMENTS

December 31, 2021

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X	0.026%	$4,808,415	$4,808,415	21.06%	4,808,415
Goldman Sachs Financial Square Government Fund - Institutional Class	0.030%	8,468	8,468	0.04	8,468
Total Money Market Funds		$4,816,883	$4,816,883	21.10%

	Maturity				Percentage of	Principal
	Date	Yield	Cost	Fair Value	Net Assets	Amount
Commercial Paper
Jabil Inc.	January 20, 2022	0.250%	$2,499,219	$2,499,670	10.95	2,500,000
WGL Holdings, Inc.	January 6, 2022	0.187%	4,998,700	4,999,870	21.89	5,000,000
Total Commercial Paper			$7,497,919	$7,499,540	32.84%
Total Cash Equivalents				$12,316,423	53.94%

	Number of		Percentage of	Notional Amount
	Contracts	Fair Value	Net Assets	(Long Exposure)
Commodity futures contracts
United States sugar futures contracts
ICE sugar futures MAY22	381	$225,299	0.99%	$7,936,992
ICE sugar futures MAR23	392	853,927	3.74	8,091,507
Total commodity futures contracts		$1,079,226	4.73%	$16,028,499

	Number of		Percentage of	Notional Amount
Description: Liabilities	Contracts	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States sugar futures contracts
ICE sugar futures JUL22	331	$80,506	0.35%	$6,817,541

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF OPERATIONS

	Year ended	Year ended	Year ended
	December 31, 2022	December 31, 2021	December 31, 2020
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized (loss) gain on commodity futures contracts	$(442,477)	$6,223,228	$(656,937)
Net change in unrealized (depreciation) appreciation on commodity futures contracts	(172,519)	(408,983)	1,060,274
Interest income	452,734	27,813	68,866
Total (loss) income	(162,262)	5,842,058	472,203

Expenses
Management fees	278,028	204,160	104,170
Professional fees	77,992	60,302	137,657
Distribution and marketing fees	168,266	177,047	158,618
Custodian fees and expenses	15,692	18,782	22,168
Business permits and licenses fees	28,238	26,423	41,840
General and administrative expenses	20,254	22,387	21,585
Other expenses	-	8	18
Total expenses	588,470	509,109	486,056

Expenses waived by the Sponsor	(78,237)	(134,294)	(210,614)

Total expenses, net	510,233	374,815	275,442

Net (loss) income	$(672,495)	$5,467,243	$196,761

Net gain (loss) per share	$0.28	$2.51	$(0.32)
Net (loss) gain per weighted average share	$(0.22)	$2.28	$0.12
Weighted average shares outstanding	2,995,004	2,396,442	1,676,917

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF CHANGES IN NET ASSETS

	Year ended	Year ended	Year ended
	December 31, 2022	December 31, 2021	December 31, 2020
Operations
Net (loss) income	$(672,495)	$5,467,243	$196,761
Capital transactions
Issuance of Shares	27,142,395	14,673,718	9,284,965
Redemption of Shares	(25,042,205)	(10,072,388)	(9,028,815)
Total capital transactions	2,100,190	4,601,330	256,150
Net change in net assets	1,427,695	10,068,573	452,911

Net assets, beginning of period	$22,834,664	$12,766,091	$12,313,180

Net assets, end of period	$24,262,359	$22,834,664	$12,766,091

Net asset value per share at beginning of period	$9.23	$6.72	$7.04

Net asset value per share at end of period	$9.51	$9.23	$6.72

Creation of Shares	2,800,000	1,700,000	1,575,000
Redemption of Shares	2,725,000	1,125,000	1,425,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF CASH FLOWS

	Year ended	Year ended	Year ended
	December 31, 2022	December 31, 2021	December 31, 2020
Cash flows from operating activities:
Net (loss) income	$(672,495)	$5,467,243	$196,761
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Net change in unrealized depreciation (appreciation) on commodity futures contracts	172,519	408,983	(1,060,274)
Changes in operating assets and liabilities:
Due from broker	88,182	(535,983)	-
Interest receivable	(29,225)	(540)	(876)
Other assets	(2,965)	-	1,140
Due to broker	-	(475,661)	237,753
Management fee payable to Sponsor	1,422	9,198	(317)
Other liabilities	(13,050)	9,000	3,200
Net cash (used in) provided by operating activities	(455,612)	4,882,240	(622,613)

Cash flows from financing activities:
Proceeds from sale of Shares	27,142,395	14,673,718	9,284,965
Redemption of Shares	(25,042,205)	(10,072,388)	(9,028,815)
Net cash provided by financing activities	2,100,190	4,601,330	256,150

Net change in cash and cash equivalents	1,644,578	9,483,570	(366,463)
Cash and cash equivalents, beginning of period	21,332,902	11,849,332	12,215,795
Cash and cash equivalents, end of period	$22,977,480	$21,332,902	$11,849,332

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

December 31, 2022

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

On June 13, 2011, the initial Form S-1 for CANE was declared effective by the SEC. On September 16, 2011, two Creation Baskets were issued representing 100,000 shares and $2,500,000. On September 19, 2011, CANE started trading on the NYSE Arca. The current registration statement for CANE was declared effective by the SEC April 7, 2022. The registration statement for CANE registered an indeterminate number of shares.

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

Marex Capital Markets, Inc. (“Marex”) and StoneX Financial Inc. (“StoneX”) serve as the Funds’ clearing brokers to execute and provide other brokerage-related services. Marex and StoneX are each registered as futures commission merchants (“FCM”) with the U.S. CFTC and are members of the NFA. The clearing brokers are registered as broker-dealers with the SEC and are each a member of FINRA. Marex and StoneX are each clearing members of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar, and Wheat Futures Contracts Marex is paid $11.00 per round turn. StoneX is paid $2.50 per round turn exclusive of pass-through fees for the exchange and the NFA. Additionally, if the monthly commissions paid by each Fund does not equal or exceed 20% return on the StoneX Capital Requirement at 9.6% of the Exchange Maintenance Margin, each Fund will pay a true up to meet that return at the end of each month. These expenses are recognized on a per-trade basis. The half-turn is recognized as an unrealized loss on the statements of operations for contracts that have been purchased since the change in recognition, and a full turn is recognized as a realized loss on the statements of operations when a contract is sold. A summary of these expenses can be found below.

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

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Amount Recognized for Custody Services	$15,692	$18,782	$22,168
Amount of Custody Services Waived	$1,068	$9,186	$10,306

Amount Recognized for Distribution Services	$8,636	$10,036	$9,928
Amount of Distribution Services Waived	$3,331	$6,027	$6,200

Amount Recognized for Wilmington Trust	$550	$252	$139
Amount of Wilmington Trust Waived	$-	$252	$139

Amount Recognized for Thales	$12,926	$14,554	$6,364
Amount of Thales Waived	$4,427	$9,114	$4,770

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

Brokerage Commissions

Beginning on August 21, 2019, the Sponsor began recognizing the expense for brokerage commissions for futures contract trades on a per-trade basis. Prior to the change, brokerage commissions on all open commodity futures contracts were accrued on the trade date and on a full-turn basis. The below table shows the amounts included on the statements of operations as total brokerage commissions paid inclusive of unrealized loss as of December 31, 2020, 2021, and 2022.

CANE
Year Ending December 31, 2022	$33,469
Year Ending December 31, 2021	$21,123
Year Ending December 31, 2020	$14,681

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2019 to 2022, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of and for the years ended  December 31, 2022, 2021, 2020, and 2019. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the years ended December 31, 2022, 2021, 2020, and 2019.

The Fund may be subject to potential examination by U.S. federal, U.S. state, or foreign jurisdictional authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions, and compliance with U.S. federal, U.S. state and foreign tax laws.

Creations and Redemptions

Authorized Purchasers may purchase Creation Baskets consisting of 25,000 shares from the Fund. The amount of the proceeds required to purchase a Creation Basket will be equal to the NAV of the shares in the Creation Basket determined as of 4:00 p.m. (ET) on the day the order to create the basket is properly received.

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

	As of December 31, 2022	As of December 31, 2021	As of December 31, 2020
Money Market Funds	$9,920,499	$4,816,883	$4,153,164
Demand Deposit Savings Accounts	3,069,677	9,016,479	5,197,140
Commercial Paper	9,987,304	7,499,540	2,499,028
Total cash and cash equivalents as presented on the Statement of Assets and Liabilities	$22,977,480	$21,332,902	$11,849,332

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

Calculation of Net Asset Value

The Fund’s NAV is calculated by:

·	Taking the current market value of its total assets and

·	Subtracting any liabilities

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

The Fund generally pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, FINRA, , or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays its portion of the fees and expenses associated with the Trust’s tax accounting and reporting requirements. Certain aggregate expenses common to all Funds within the Trust are allocated by the Sponsor to the respective Funds based on activity drivers deemed most appropriate by the Sponsor for such expenses, including but not limited to relative assets under management and creation order activity.

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

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Recognized Related Party Transactions	$119,244	$124,660	$126,960
Waived Related Party Transactions	$25,739	$48,034	$50,547

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

CANE
Year Ended December 31, 2022	$78,237
Year Ended December 31, 2021	$134,294
Year Ended December 31, 2020	$210,614

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

On December 31, 2022 and 2021, in the opinion of the Trust and the Fund, the reported value of the Sugar Futures Contracts traded on the ICE fairly reflected the value of the Sugar Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the years being reported.

For the years ended December 31, 2022 and 2021, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-03, related to fair value measurement (Topic 820) of equity securities subject to contractual sale restrictions. Under the clarified guidance, contractual restrictions on the sale of an equity security are not considered part of the unit of account of the equity security and, therefore, are not considered in measuring fair value, however they do require disclosures. The amendment was adopted early for the quarter ended June 30, 2022; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

Note 4 - Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of December 31, 2022 and December 31, 2021.

December 31, 2022

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2022
Cash Equivalents	$19,907,803	$-	$-	$19,907,803
Sugar futures contracts	911,329	-	-	911,329
Total	$20,819,132	$-	$-	$20,819,132

Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2022
Sugar futures contracts	$85,128	$-	$-	$85,128

December 31, 2021

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2021
Cash Equivalents	$12,316,423	$-	$-	$12,316,423
Sugar futures contracts	1,079,226	-	-	1,079,226
Total	$13,395,649	$-	$-	$13,395,649

Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2021
Sugar futures contracts	$80,506	$-	$-	$80,506

For the years ended December 31, 2022 and 2021, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 - Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the years ended December 31, 2022 and 2021, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, Marex and StoneX as of December 31, 2022 and 2021. *The amount of collateral presented in Collateral, Due from Broker, is limited to the liability for the futures contracts and accordingly does not include the excess collateral pledged.

Offsetting of Financial Assets and Derivative Assets as of December 31, 2022

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Sugar futures contracts	$911,329	$-	$911,329	$85,128	$-	$826,201

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2022

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity Price
Sugar futures contracts	$85,128	$-	$85,128	$85,128	$-	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2021

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Sugar futures contracts	$1,079,226	$-	$1,079,226	$80,506	$-	$998,720

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2021

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity Price
Sugar futures contracts	$80,506	$-	$80,506	$80,506	$-	$-

The following is a summary of realized and net change in unrealized gains (losses) of the derivative instruments utilized by the Fund:

Year ended December 31, 2022

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Sugar futures contracts	$(442,477)	$(172,519)

Year ended December 31, 2021

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Sugar futures contracts	$6,223,228	$(408,983)

Year ended December 31, 2020

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Sugar futures contracts	$(656,937)	$1,060,274

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $27.1 million in 2022, $20.9 million in 2021, and $10.4 million in 2020.

Note 6 - Financial Highlights

The following table presents per share performance data and other supplemental financial data for the years ended December 31, 2022, 2021 and 2020. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Year ended	Year ended	Year ended
	December 31, 2022	December 31, 2021	December 31, 2020
Per Share Operation Performance
Net asset value at beginning of period	$9.23	$6.72	$7.04
Income (loss) from investment operations:
Investment income	0.15	0.01	0.04
Net realized and unrealized gain (loss) on commodity futures contracts	0.31	2.65	(0.20)
Total expenses, net	(0.18)	(0.15)	(0.16)
Net increase (decrease) in net asset value	0.28	2.51	(0.32)
Net asset value at end of period	$9.51	$9.23	$6.72
Total Return	3.13%	37.31%	(4.51)%
Ratios to Average Net Assets (Annualized)
Total expenses	2.12%	2.49%	4.67%
Total expenses, net	1.84%	1.84%	2.64%
Net investment loss	(0.21)%	(1.70)%	(1.98)%

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

Note 8 - Subsequent Events

Management has evaluated the financial statements for the year-ended  December 31, 2022 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than those noted below:

Nothing to report.

GRANT THORNTON LLP 757 Third Ave., 9th Floor New York, NY 10017 D+1 212 599 0100 F+1 212 370 4520

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor and Shareholders of

Teucrium Wheat Fund

Opinion on the financial statements

We have audited the accompanying statements of assets and liabilities, including the schedules of investments, of Teucrium Wheat Fund (the “Fund”) as of December 31, 2022 and 2021, the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Fund’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 1, 2023 expressed an unqualified opinion

Basis for opinion

These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on the Fund’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.  We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

March 1, 2023

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor and Shareholders of

Teucrium Wheat Fund

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Teucrium Wheat Fund (the “Fund”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the financial statements of the Fund as of and for the year ended December 31, 2022 and our report dated March 1, 2023 expressed an unqualified opinion on those financial statements.

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

/S/ GRANT THORNTON LLP

New York, New York

March 1, 2023

GT.COM	Grant Thornton LLP is the U.S. member firm of Grant Thornton International Ltd (GTIL). GTIL and each of its member firms are separate legal entities and are not a worldwide partnership.

TEUCRIUM WHEAT FUND

STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2022	December 31, 2021

Assets
Cash and cash equivalents	$209,730,825	$72,841,616
Interest receivable	92,540	4,993
Other assets	3,468	970
Equity in trading accounts:
Commodity futures contracts	3,160,732	3,714,672
Due from broker	48,610,031	-
Total equity in trading accounts	51,770,763	3,714,672
Total assets	261,597,596	76,562,251

Liabilities
Payable for shares redeemed	5,988,825	-
Management fee payable to Sponsor	210,795	67,745
Other liabilities	45,099	4,242
Equity in trading accounts:
Commodity futures contracts	26,380,838	654,969
Due to broker	-	213,708
Total equity in trading accounts	26,380,838	868,677
Total liabilities	32,625,557	940,664

Net assets	$228,972,039	$75,621,587

Shares outstanding	28,675,004	10,250,004

Shares available	*	33,600,000

Net asset value per share	$7.99	$7.38

Market value per share	$7.98	$7.39

*On March 9, 2022, the Teucrium Wheat Fund registered an indeterminate number of shares of the Fund pursuant to Rule 456(d) under the Securities Act of 1933.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

SCHEDULE OF INVESTMENTS

December 31, 2022

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X	4.105%	$8,255,546	$8,255,546	3.61%	8,255,546
Goldman Sachs Financial Square Government Fund - Institutional Class	4.140%	91,570,730	91,570,730	39.99	91,570,730
Total money market funds		$99,826,276	$99,826,276	43.60%

	Maturity				Percentage of	Principal
	Date	Yield	Cost	Fair Value	Net Assets	Amount
Commercial Paper
American Electric Power Company, Inc.	January 17, 2023	4.565%	$4,968,750	$4,990,000	2.18%	5,000,000
Brookfield Infrastructure Holdings (Canada) Inc.	January 17, 2023	4.742%	7,438,744	7,484,443	3.27	7,500,000
CNH Industrial Capital LLC	January 23, 2023	4.566%	4,967,500	4,986,250	2.18	5,000,000
CNH Industrial Capital LLC	February 13, 2023	4.780%	4,949,736	4,971,931	2.17	5,000,000
Crown Castle Inc.	January 10, 2023	4.877%	2,481,000	2,497,000	1.09	2,500,000
Crown Castle Inc.	January 12, 2023	4.765%	4,979,764	4,992,820	2.18	5,000,000
Entergy Corporation	January 4, 2023	4.311%	2,481,702	2,499,115	1.09	2,500,000
General Motors Financial Company, Inc.	January 10, 2023	4.276%	2,475,149	2,497,369	1.09	2,500,000
General Motors Financial Company, Inc.	January 18, 2023	4.473%	4,945,611	4,989,611	2.18	5,000,000
Glencore Funding LLC	January 10, 2023	4.506%	9,934,607	9,988,895	4.36	10,000,000
Glencore Funding LLC	January 13, 2023	4.526%	2,979,187	2,995,540	1.31	3,000,000
Harley-Davidson Financial Services, Inc.	January 3, 2023	4.721%	2,780,470	2,799,277	1.22	2,800,000
Harley-Davidson Financial Services, Inc.	February 2, 2023	5.104%	2,479,780	2,488,844	1.09	2,500,000
Humana Inc.	January 9, 2023	4.670%	4,965,500	4,994,889	2.18	5,000,000
Hyundai Capital America	January 10, 2023	4.000%	7,427,734	7,492,609	3.27	7,500,000
ITT Inc.	January 19, 2023	4.475%	2,482,544	2,494,488	1.09	2,500,000
Oracle Corporation	January 5, 2023	4.358%	4,973,125	4,997,611	2.18	5,000,000
Oracle Corporation	January 17, 2023	4.361%	7,448,939	7,485,667	3.27	7,500,000
V.F. Corporation	January 17, 2023	4.364%	2,479,695	2,495,222	1.09	2,500,000
V.F. Corporation	February 2, 2023	4.669%	1,986,711	1,991,822	0.87	2,000,000
VW Credit, Inc.	January 19, 2023	4.434%	2,482,702	2,494,538	1.09	2,500,000
Walgreens Boots Alliance, Inc.	February 13, 2023	4.842%	2,485,094	2,485,756	1.09	2,500,000
Walgreens Boots Alliance, Inc.	February 28, 2023	4.827%	2,479,549	2,480,868	1.08	2,500,000
Total Commercial Paper			$97,073,593	$97,594,565	42.62%
Total Cash Equivalents				$197,420,841	86.22%

	Number of		Percentage of	Notional Amount
	Contracts	Fair Value	Net Assets	(Long Exposure)
Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures JUL23	1,711	$3,160,732	1.38%	$68,696,650

	Number of		Percentage of	Notional Amount
Description: Liabilities	Contracts	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures MAY23	2,005	$7,079,231	3.09%	$80,074,688
CBOT wheat futures DEC23	1,956	19,301,607	8.43	80,220,450
Total commodity futures contracts		$26,380,838	11.52%	$160,295,138

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

SCHEDULE OF INVESTMENTS

December 31, 2021

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X	0.026%	$5,281,765	$5,281,765	6.99%	5,281,765
Goldman Sachs Financial Square Government Fund - Institutional Class	0.030%	3,228	3,228	0.00	3,228
Total money market funds		$5,284,993	$5,284,993	6.99%

	Maturity				Percentage of	Principal
	Date	Yield	Cost	Fair Value	Net Assets	Amount
Commercial Paper
Albemarle Corporation	January 31, 2022	0.181%	$2,499,081	$2,499,622	3.30%	2,500,000
Albemarle Corporation	January 11, 2022	0.200%	2,499,417	2,499,861	3.31	2,500,000
Brookfield Infrastructure Holdings (Canada) Inc.	January 25, 2022	0.170%	2,499,021	2,499,717	3.31	2,500,000
Conagra Brands, Inc.	January 5, 2022	0.160%	2,499,300	2,499,956	3.31	2,500,000
General Motors Financial Company, Inc.	January 6, 2022	0.160%	2,499,000	2,499,945	3.31	2,500,000
General Motors Financial Company, Inc.	January 31, 2022	0.200%	2,498,778	2,499,583	3.30	2,500,000
Harley-Davidson Financial Services, Inc.	January 13, 2022	0.167%	2,499,015	2,499,861	3.31	2,500,000
Harley-Davidson Financial Services, Inc.	February 1, 2022	0.170%	2,498,938	2,499,634	3.31	2,500,000
Harley-Davidson Financial Services, Inc.	March 2, 2022	0.250%	2,498,664	2,498,959	3.30	2,500,000
Jabil Inc.	February 8, 2022	0.300%	2,498,688	2,499,208	3.30	2,500,000
Jabil Inc.	February 25, 2022	0.310%	2,498,450	2,498,816	3.30	2,500,000
Viatris Inc.	February 11, 2022	0.300%	2,498,313	2,499,146	3.30	2,500,000
Viatris Inc.	January 21, 2011	0.200%	2,499,292	2,499,722	3.31	2,500,000
Viatris Inc.	March 1, 2022	0.310%	2,498,493	2,498,730	3.30	2,500,000
WGL Holdings, Inc.	January 12, 2022	0.220%	2,499,343	2,499,832	3.31	2,500,000
Total Commercial Paper			$37,483,793	$37,492,592	49.58%
Total Cash Equivalents				$42,777,585	56.57%

	Number of		Percentage of	Notional Amount
	Contracts	Fair Value	Net Assets	(Long Exposure)
Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures MAY22	687	$1,809,796	2.39%	$26,595,488
CBOT wheat futures DEC22	686	1,904,876	2.52	26,411,000
Total commodity futures contracts		$3,714,672	4.91%	$53,006,488

	Number of		Percentage of	Notional Amount
Description: Liabilities	Contracts	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures JUL22	593	$654,969	0.87%	$22,667,425

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF OPERATIONS

	Year ended	Year ended	Year ended
	December 31, 2022	December 31, 2021	December 31, 2020
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized (loss) gain on commodity futures contracts	$(81,457,408)	$18,418,461	$5,461,905
Net change in unrealized (depreciation) appreciation on commodity futures contracts	(26,279,809)	(2,678,459)	669,686
Interest income	5,619,025	131,765	416,399
Total (loss) income	(102,118,192)	15,871,767	6,547,990

Expenses
Management fees	3,549,506	809,682	554,982
Professional fees	663,700	201,641	287,573
Distribution and marketing fees	2,141,826	662,478	631,478
Custodian fees and expenses	228,096	74,742	84,306
Business permits and licenses fees	49,106	27,591	26,198
General and administrative expenses	123,180	60,012	71,671
Other expenses	2,108	-	-
Total expenses	6,757,522	1,836,146	1,656,208

Expenses waived by the Sponsor	(425,164)	(307,565)	(81,190)

Total expenses, net	6,332,358	1,528,581	1,575,018

Net (loss) income	$(108,450,550)	$14,343,186	$4,972,972

Net gain per share	$0.61	$1.22	$0.32
Net (loss) gain per weighted average share	$(2.86)	$1.20	$0.50
Weighted average shares outstanding	37,882,059	11,913,086	9,949,731

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF CHANGES IN NET ASSETS

	Year ended	Year ended	Year ended
	December 31, 2022	December 31, 2021	December 31, 2020
Operations
Net (loss) income	$(108,450,550)	$14,343,186	$4,972,972
Capital transactions
Issuance of Shares	896,636,750	26,494,978	29,814,205
Redemption of Shares	(634,835,748)	(35,093,155)	(17,146,795)
Total capital transactions	261,801,002	(8,598,177)	12,667,410
Net change in net assets	153,350,452	5,745,009	17,640,382

Net assets, beginning of period	$75,621,587	$69,876,578	$52,236,196

Net assets, end of period	$228,972,039	$75,621,587	$69,876,578

Net asset value per share at beginning of period	$7.38	$6.16	$5.84

Net asset value per share at end of period	$7.99	$7.38	$6.16

Creation of Shares	85,350,000	4,050,000	5,350,000
Redemption of Shares	66,925,000	5,150,000	2,950,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF CASH FLOWS

	Year ended	Year ended	Year ended
	December 31, 2022	December 31, 2021	December 31, 2020
Cash flows from operating activities:
Net (loss) income	$(108,450,550)	$14,343,186	$4,972,972
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Net change in unrealized depreciation (appreciation) on commodity futures contracts	26,279,809	2,678,459	(669,686)
Changes in operating assets and liabilities:
Due from broker	(48,610,031)	-	-
Interest receivable	(87,547)	(1,736)	(3,186)
Other assets	(2,498)	(970)	4,209
Due to broker	(213,708)	(2,357,395)	(1,687,307)
Management fee payable to Sponsor	143,050	6,843	17,985
Other liabilities	40,857	(20,509)	21,875
Net cash (used in) provided by operating activities	(130,900,618)	14,647,878	2,656,862

Cash flows from financing activities:
Proceeds from sale of Shares	896,636,750	26,802,808	29,506,375
Redemption of Shares	(628,846,923)	(37,555,795)	(14,684,155)
Net cash provided by (used in) financing activities	267,789,827	(10,752,987)	14,822,220

Net change in cash and cash equivalents	136,889,209	3,894,891	17,479,082
Cash and cash equivalents, beginning of period	72,841,616	68,946,725	51,467,643
Cash and cash equivalents, end of period	$209,730,825	$72,841,616	$68,946,725

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

December 31, 2022

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

Marex Capital Markets, Inc. (“Marex”) and StoneX Financial Inc. (“StoneX”) serve as the Funds’ clearing brokers to execute and provide other brokerage-related services. Marex and StoneX are each registered as futures commission merchants (“FCM”) with the U.S. CFTC and are members of the NFA. The clearing brokers are registered as broker-dealers with the SEC and are each a member of FINRA. Marex and StoneX are each clearing members of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar, and Wheat Futures Contracts Marex is paid $11.00 per round turn. StoneX is paid $2.50 per round turn exclusive of pass-through fees for the exchange and the NFA. Additionally, if the monthly commissions paid by each Fund does not equal or exceed 20% return on the StoneX Capital Requirement at 9.6% of the Exchange Maintenance Margin, each Fund will pay a true up to meet that return at the end of each month. These expenses are recognized on a per-trade basis. The half-turn is recognized as an unrealized loss on the statements of operations for contracts that have been purchased since the change in recognition, and a full turn is recognized as a realized loss on the statements of operations when a contract is sold. A summary of these expenses can be found below.

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

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Amount Recognized for Custody Services	$228,096	$74,742	$84,306
Amount of Custody Services Waived	$14,164	$14,267	$5,939

Amount Recognized for Distribution Services	$102,332	$38,391	$39,577
Amount of Distribution Services Waived	$14,931	$20,120	$9,177

Amount Recognized for Wilmington Trust	$550	$789	$565
Amount of Wilmington Trust Waived	$-	$-	$565

Amount Recognized for Thales	$135,043	$59,673	$24,841
Amount of Thales Waived	$66,481	$26,449	$8,462

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

Brokerage Commissions

Beginning on August 21, 2019, the Sponsor began recognizing the expense for brokerage commissions for futures contract trades on a per-trade basis. Prior to the change, brokerage commissions on all open commodity futures contracts were accrued on the trade date and on a full-turn basis. The below table shows the amounts included on the statements of operations as total brokerage commissions paid inclusive of unrealized loss as of December 31, 2020, 2021, and 2022.

WEAT
Year Ending December 31, 2022	$387,999
Year Ending December 31, 2021	$47,448
Year Ending December 31, 2020	$40,741

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2019 to 2022, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of and for the years ended December 31, 2022, 2021, 2020, and 2019. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the years ended December 31, 2022, 2021, 2020, and 2019.

The Fund may be subject to potential examination by U.S. federal, U.S. state, or foreign jurisdictional authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions, and compliance with U.S. federal, U.S. state and foreign tax laws.

Creations and Redemptions

Authorized Purchasers may purchase Creation Baskets consisting of 25,000 shares from the Fund. The amount of the proceeds required to purchase a Creation Basket will be equal to the NAV of the shares in the Creation Basket determined as of 4:00 p.m. (ET) on the day the order to create the basket is properly received.

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

	As of December 31, 2022	As of December 31, 2021	As of December 31, 2020
Money Market Funds	$99,826,276	$5,284,993	$16,227,402
Demand Deposit Savings Accounts	12,309,984	30,064,031	17,730,566
Commercial Paper	97,594,565	37,492,592	34,988,757
Total cash and cash equivalents as presented on the Statement of Assets and Liabilities	$209,730,825	$72,841,616	$68,946,725

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

Calculation of Net Asset Value

The Fund’s NAV is calculated by:

·	Taking the current market value of its total assets and

·	Subtracting any liabilities

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

The Fund generally pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, FINRA, , or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays its portion of the fees and expenses associated with the Trust’s tax accounting and reporting requirements. Certain aggregate expenses common to all Funds within the Trust are allocated by the Sponsor to the respective Funds based on activity drivers deemed most appropriate by the Sponsor for such expenses, including but not limited to relative assets under management and creation order activity.

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

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Recognized Related Party Transactions	$1,388,272	$478,989	$503,823
Waived Related Party Transactions	$224,587	$134,898	$27,789

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

WEAT
Year Ended December 31, 2022	$425,164
Year Ended December 31, 2021	$307,565
Year Ended December 31, 2020	$81,190

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

On December 31, 2022 and 2021, in the opinion of the Trust and the Fund, the reported value of the Wheat Futures Contracts traded on the CBOT fairly reflected the value of the Wheat Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the years being reported.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-03, related to fair value measurement (Topic 820) of equity securities subject to contractual sale restrictions. Under the clarified guidance, contractual restrictions on the sale of an equity security are not considered part of the unit of account of the equity security and, therefore, are not considered in measuring fair value, however they do require disclosures. The amendment was adopted early for the quarter ended June 30, 2022; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

Note 4–- Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of December 31, 2022 and December 31, 2021:

December 31, 2022

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2022
Cash Equivalents	$197,420,841	$-	$-	$197,420,841
Wheat futures contracts	3,160,732	-	-	3,160,732
Total	$200,581,573	$-	$-	$200,581,573

Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2022
Wheat futures contracts	$26,380,838	$-	$-	$26,380,838

December 31, 2021

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2021
Cash Equivalents	$42,777,585	$-	$-	$42,777,585
Wheat futures contracts	3,714,672	-	-	3,714,672
Total	$46,492,257	$-	$-	$46,492,257

Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2021
Wheat futures contracts	$654,969	$-	$-	$654,969

For the years ended December 31, 2022 and 2021, the Funds did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value–- Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5–- Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the years ended December 31, 2022 and 2021, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCMs, Marex and StoneX as of  December 31, 2022 and 2021. *The amount of collateral presented in Collateral, Due from Broker, is limited to the liability for the futures contracts and accordingly does not include the excess collateral pledged.

Offsetting of Financial Assets and Derivative Assets as of December 31, 2022

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Wheat futures contracts	$3,160,732	$-	$3,160,732	$3,160,732	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2022

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity Price
Wheat futures contracts	$26,380,838	$-	$26,380,838	$3,160,732	$23,220,106	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2021

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Wheat futures contracts	$3,714,672	$-	$3,714,672	$654,969	$213,708	$2,845,995

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2021

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity Price
Wheat futures contracts	$654,969	$-	$654,969	$654,969	$-	$-

The following is a summary of realized and net change in unrealized gains (losses) of the derivative instruments utilized by the Fund:

Year ended December 31, 2022

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Wheat futures contracts	$(81,457,408)	$(26,279,809)

Year ended December 31, 2021

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Wheat futures contracts	$18,418,461	$(2,678,459)

Year ended December 31, 2020

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Wheat futures contracts	$5,461,905	$669,686

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $345.8 million in 2022, $80.9 million in 2021, and $56.6 million in 2020.

Note 6–- Financial Highlights

The following table presents per share performance data and other supplemental financial data for the years ended December 31, 2022, 2021 and 2020. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Year ended	Year ended	Year ended
	December 31, 2022	December 31, 2021	December 31, 2020
Per Share Operation Performance
Net asset value at beginning of period	$7.38	$6.16	$5.84
Income (loss) from investment operations:
Investment income	0.15	0.01	0.04
Net realized and unrealized gain on commodity futures contracts	0.63	1.34	0.44
Total expenses, net	(0.17)	(0.13)	(0.16)
Net increase in net asset value	0.61	1.22	0.32
Net asset value at end of period	$7.99	$7.38	$6.16
Total Return	8.23%	19.84%	5.48%
Ratios to Average Net Assets (Annualized)
Total expenses	1.90%	2.27%	2.98%
Total expenses, net	1.78%	1.89%	2.84%
Net investment loss	(0.20)%	(1.73)%	(2.09)%

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

Note 8–- Subsequent Events

Management has evaluated the financial statements for the year-ended December 31, 2022 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than those noted below:

The total net assets of the Fund decreased by $46,724,300, or 20%, for the period December 31, 2022 to February 28, 2023. This was driven by an 11% decrease in the shares outstanding and a 11% decrease in the NAV/share.

GRANT THORNTON LLP 757 Third Ave., 9th Floor New York, NY 10017 D+1 212 599 0100 F+1 212 370 4520

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor and Shareholders of

Teucrium Agricultural Fund

Opinion on the financial statements

We have audited the accompanying statements of assets and liabilities, including the schedules of investments, of Teucrium Agricultural Fund (the “Fund”) as of December 31, 2022 and 2021, the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Fund’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 1, 2023 expressed an unqualified opinion

Basis for opinion

These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on the Fund’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

March 1, 2023

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor and Shareholders of

Teucrium Agricultural Fund

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Teucrium Agricultural Fund (the “Fund”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the financial statements of the Fund as of and for the year ended December 31, 2022 and our report dated March 1, 2023 expressed an unqualified opinion on those financial statements.

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

/S/ GRANT THORNTON LLP

New York, New York

March 1, 2023

GT.COM	Grant Thornton LLP is the U.S. member firm of Grant Thornton International Ltd (GTIL). GTIL and each of its member firms are separate legal entities and are not a worldwide partnership.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2022	December 31, 2021

Assets
Cash equivalents	$4,716	$4,801
Interest receivable	32	3
Other assets	622	30
Equity in trading accounts:
Investments in securities, at fair value (cost: $39,425,287 and $12,799,498 as of December 31, 2022 and December 31, 2021 respectively)	39,572,698	14,178,019
Total assets	39,578,068	14,182,853

Liabilities
Other liabilities	2,823	3,198

Net assets	$39,575,245	$14,179,655

Shares outstanding	1,262,502	525,002

Shares authorized	*	4,075,000

Net asset value per share	$31.35	$27.01

Market value per share	$31.32	$26.94

*On April 7, 2022, the Teucrium Agricultural Fund registered an indeterminate number of shares of the Fund pursuant to Rule 456(d) under the Securities Act of 1933.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

SCHEDULE OF INVESTMENTS

December 31, 2022

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Exchange-traded funds
Teucrium Corn Fund			$9,885,980	24.97%	367,555
Teucrium Soybean Fund			9,921,042	25.07	348,075
Teucrium Sugar Fund			9,745,653	24.63	1,024,284
Teucrium Wheat Fund			10,020,023	25.32	1,254,840
Total exchange-traded funds		$39,425,287	$39,572,698	99.99%

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X	4.105%	$4,716	$4,716	0.01%	4,716

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

SCHEDULE OF INVESTMENTS

December 31, 2021

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Exchange-traded funds
Teucrium Corn Fund			$3,537,560	24.95%	163,930
Teucrium Soybean Fund			3,538,006	24.96	155,374
Teucrium Sugar Fund			3,591,878	25.33	389,317
Teucrium Wheat Fund			3,510,575	24.76	475,836
Total exchange-traded funds		$12,799,498	$14,178,019	100.00%

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X	0.026%	$4,801	$4,801	0.03%	4,801

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF OPERATIONS

	Year ended	Year ended	Year ended
	December 31, 2022	December 31, 2021	December 31, 2020
Income
Realized and unrealized gain (loss) on trading of securities:
Realized gain (loss) on securities	$182,252	$24,928	$(345,117)
Net change in unrealized (depreciation) appreciation on securities	(1,231,110)	1,383,158	427,132
Interest income	432	18	11
Total (loss) income	(1,048,426)	1,408,104	82,026

Expenses
Professional fees	79,712	22,383	11,372
Distribution and marketing fees	187,385	69,107	13,599
Custodian fees and expenses	19,180	7,579	1,874
Business permits and licenses fees	13,601	14,935	14,138
General and administrative expenses	13,821	4,899	1,403
Other expenses	39	9	10
Total expenses	313,738	118,912	42,396

Expenses waived by the Sponsor	(262,928)	(105,722)	(39,833)

Total expenses, net	50,810	13,190	2,563

Net (loss) income	$(1,099,236)	$1,394,914	$79,463

Net gain per share	$4.34	$5.89	$1.40
Net (loss) gain per weighted average share	$(0.92)	$4.60	$1.12
Weighted average shares outstanding	1,189,659	303,324	70,733

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF CHANGES IN NET ASSETS

	Year ended	Year ended	Year ended
	December 31, 2022	December 31, 2021	December 31, 2020
Operations
Net (loss) income	$(1,099,236)	$1,394,914	$79,463
Capital transactions
Issuance of Shares	45,566,391	13,467,624	235,946
Redemption of Shares	(19,071,565)	(2,267,271)	(209,801)
Total capital transactions	26,494,826	11,200,353	26,145
Net change in net assets	25,395,590	12,595,267	105,608

Net assets, beginning of period	$14,179,655	$1,584,388	$1,478,780

Net assets, end of period	$39,575,245	$14,179,655	$1,584,388

Net asset value per share at beginning of period	$27.01	$21.12	$19.72

Net asset value per share at end of period	$31.35	$27.01	$21.12

Creation of Shares	1,362,500	537,500	12,500
Redemption of Shares	625,000	87,500	12,500

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF CASH FLOWS

	Year ended	Year ended	Year ended
	December 31, 2022	December 31, 2021	December 31, 2020
Cash flows from operating activities:
Net (loss) income	$(1,099,236)	$1,394,914	$79,463
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Net change in unrealized depreciation (appreciation) on securities	1,231,110	(1,383,158)	(427,132)
Changes in operating assets and liabilities:
Net (purchase)/sale of investments in securities	(26,625,789)	(11,212,599)	321,750
Interest receivable	(29)	(3)	3
Other assets	(592)	(29)	(1)
Other liabilities	(375)	2,537	(75)
Net cash used in operating activities	(26,494,911)	(11,198,338)	(25,992)

Cash flows from financing activities:
Proceeds from sale of Shares	45,566,391	13,467,624	235,946
Redemption of Shares	(19,071,565)	(2,267,271)	(209,801)
Net cash provided by financing activities	26,494,826	11,200,353	26,145

Net change in cash equivalents	(85)	2,015	153
Cash equivalents, beginning of period	4,801	2,786	2,633
Cash equivalents, end of period	$4,716	$4,801	$2,786

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

December 31, 2022

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

Marex Capital Markets, Inc. (“Marex”) and StoneX Financial Inc. (“StoneX”) serve as the Funds’ clearing brokers to execute and provide other brokerage-related services. Marex and StoneX are each registered as futures commission merchants (“FCM”) with the U.S. CFTC and are members of the NFA. The clearing brokers are registered as broker-dealers with the SEC and are each a member of FINRA. Marex and StoneX are each clearing members of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar, and Wheat Futures Contracts Marex is paid $11.00 per round turn. StoneX is paid $2.50 per round turn exclusive of pass-through fees for the exchange and the NFA. Additionally, if the monthly commissions paid by each Fund does not equal or exceed 20% return on the StoneX Capital Requirement at 9.6% of the Exchange Maintenance Margin, each Fund will pay a true up to meet that return at the end of each month. These expenses are recognized on a per-trade basis. The half-turn is recognized as an unrealized loss on the statements of operations for contracts that have been purchased since the change in recognition, and a full turn is recognized as a realized loss on the statements of operations when a contract is sold. A summary of these expenses is included in the disclosure of the Underlying Funds.

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

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Amount Recognized for Custody Services	$19,180	$7,579	$1,874
Amount of Custody Services Waived	$19,180	$7,199	$1,702

Amount Recognized for Distribution Services	$9,264	$3,860	$851
Amount of Distribution Services Waived	$9,264	$3,702	$790

Amount Recognized for Wilmington Trust	$550	$108	$11
Amount of Wilmington Trust Waived	$-	$108	$-

Amount Recognized for Thales	$12,548	$5,350	$533
Amount of Thales Waived	$8,843	$5,350	$365

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2019 to 2022, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of and for the years ended December 31, 2022, 2021, 2020, and 2019. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the years ended December 31, 2022, 2021, 2020, and 2019.

The Fund may be subject to potential examination by U.S. federal, U.S. state, or foreign jurisdictional authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions, and compliance with U.S. federal, U.S. state and foreign tax laws.

Creations and Redemptions

Authorized Purchasers may purchase Creation Baskets consisting of 12,500 shares from the Fund. The amount of the proceeds required to purchase a Creation Basket will be equal to the NAV of the shares in the Creation Basket determined as of 4:00 p.m. (ET) on the day the order to create the basket is properly received.

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

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with original maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short-term maturities. The Fund has these balances of its cash equivalents on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits. TAGS had a balance of $4,716 and $4,801 in money market funds at December 31, 2022 and December 31, 2021, respectively; these balances are included in cash equivalents on the statements of assets and liabilities.

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

Calculation of Net Asset Value

The Fund’s NAV is calculated by:

·	Taking the current market value of its total assets and

·	Subtracting any liabilities

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

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Recognized Related Party Transactions	$125,972	$51,117	$10,906
Waived Related Party Transactions	$86,496	$46,063	$9,518

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

TAGS
Year Ended December 31, 2022	$262,928
Year Ended December 31, 2021	$105,722
Year Ended December 31, 2020	$39,833

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-03, related to fair value measurement (Topic 820) of equity securities subject to contractual sale restrictions. Under the clarified guidance, contractual restrictions on the sale of an equity security are not considered part of the unit of account of the equity security and, therefore, are not considered in measuring fair value, however they do require disclosures. The amendment was adopted early for the quarter ended June 30, 2022; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

Note 4 - Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of  December 31, 2022 and December 31, 2021:

December 31, 2022

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2022
Exchange Traded Funds	$39,572,698	$-	$-	$39,572,698
Cash Equivalents	4,716	-	-	4,716
Total	$39,577,414	$-	$-	$39,577,414

December 31, 2021

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2021
Exchange Traded Funds	$14,178,019	$-	$-	$14,178,019
Cash Equivalents	4,801	-	-	4,801
Total	$14,182,820	$-	$-	$14,182,820

For the years ended   December 31, 2022 and   December 31, 2021, the Fund did not have any transfers between any of the level of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 - Financial Highlights

The following table presents per share performance data and other supplemental financial data for the years ended December 31, 2022, 2021, and 2020. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Year ended	Year ended	Year ended
	December 31, 2022	December 31, 2021	December 31, 2020
Per Share Operation Performance
Net asset value at beginning of period	$27.01	$21.12	$19.72
Income (loss) from investment operations:
Net realized and unrealized gain on investment transactions	4.38	5.93	1.44
Total expenses, net	(0.04)	(0.04)	(0.04)
Net increase in net asset value	4.34	5.89	1.40
Net asset value at end of period	$31.35	$27.01	$21.12
Total Return	16.06%	27.85%	7.14%
Ratios to Average Net Assets (Annualized)
Total expenses	0.84%	1.54%	3.31%
Total expenses, net	0.14%	0.17%	0.20%
Net investment loss	(0.13)%	(0.17)%	(0.20)%

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

Note 7 - Subsequent Events

Management has evaluated the financial statements for the year-ended  December 31, 2022 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than those noted below:

Nothing to report.

[placeholder]

GRANT THORNTON LLP 757 Third Ave., 9th Floor New York, NY 10017 D+1 212 599 0100 F+1 212 370 4520

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor and Shareholders of

Hashdex Bitcoin Futures ETF

Opinion on the financial statements

We have audited the accompanying statements of assets and liabilities, including the schedules of investments, of Hashdex Bitcoin Futures ETF (the “Fund”) as of December 31, 2022, the related statements of operations, changes in net assets, and cash flows for the period from commencement of operations (September 15, 2022) through December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2022 and 2021, and the results of its operations and its cash flows from commencement of operations (September 15, 2022) through December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Fund’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 1, 2023 expressed an unqualified opinion

Basis for opinion

These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on the Fund’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical audit matters

Critical audit matters are matters arising from the current audit period of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosure that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as auditor of one or more of the series of Teucrium Commodity Trust since 2014.

New York, New York

March 1, 2023

GT.COM	Grant Thornton LLP is the U.S. member firm of Grant Thornton International Ltd (GTIL). GTIL and each of its member firms are separate legal entities and are not a worldwide partnership.

GRANT THORNTON LLP 757 Third Ave., 9th Floor New York, NY 10017 D+1 212 599 0100 F+1 212 370 4520

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor and Shareholders of

Hashdex Bitcoin Futures ETF

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Hashdex Bitcoin Futures ETF (the “Fund”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the financial statements of the Fund as of and for the period from the commencement of operations (September 15, 2022) through December 31, 2022 and our report dated March 1, 2023 expressed an unqualified opinion on those financial statements.

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

March 1, 2023

GT.COM	Grant Thornton LLP is the U.S. member firm of Grant Thornton International Ltd (GTIL). GTIL and each of its member firms are separate legal entities and are not a worldwide partnership.

HASHDEX BITCOIN FUTURES ETF

STATEMENTS OF ASSETS AND LIABILITIES

December 31, 2022

Assets
Cash and cash equivalents	$701,969
Interest receivable	2,961
Equity in trading accounts:
Cryptocurrency futures contracts	29,152
Due from broker	337,049
Total equity in trading accounts	366,201
Total assets	$1,071,131

Liabilities
Management fee payable to Sponsor	$868

Net assets	$1,070,263

Shares outstanding	50,004

Shares available	*

Net asset value per share	$21.40

Market value per share	$21.39

* On September 14, 2022, the Hashdex Bitcoin Futures ETF registered an indeterminate number of shares of the Fund pursuant to Rule 456(d) under the Securities Act of 1933.

The accompanying notes are an integral part of these financial statements.

HASHDEX BITCOIN FUTURES ETF

SCHEDULE OF INVESTMENTS

December 31, 2022

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X	4.105%	$701,969	$701,969	65.59%	701,969

	Number of		Percentage of	Notional Amount
	Contracts	Fair Value	Net Assets	(Long Exposure)
Cryptocurrency futures contracts
United States CME Bitcoin futures contracts
CME Bitcoin futures JAN23	6	$24,979	2.33%	$496,050
CME Bitcoin futures FEB23	7	4,173	0.39	575,575
Total cryptocurrency futures contracts		$29,152	2.72%	$1,071,625

The accompanying notes are an integral part of these financial statements.

HASHDEX BITCOIN FUTURES ETF

STATEMENTS OF OPERATIONS

From the commencement
of operations (September 15, 2022)
through December 31, 2022
Income
Realized and unrealized gain (loss) on trading of cryptocurrency futures contracts:
Realized loss on cryptocurrency futures contracts	$(423,794)
Net change in unrealized appreciation on cryptocurrency futures contracts	29,152
Interest income	12,854
Total Loss	$(381,788)

Expenses
Management fees	4,249
Professional fees	54,416
Distribution and marketing fees	1,076
Custodian fees and expenses	213
Business permits and licenses fees	10,842
General and administrative expenses	8,744
Total expenses	$79,540

Expenses waived by the Sponsor	(75,291)

Total expenses, net	$4,249

Net Loss	$(386,037)

Net loss per share	$(3.60)
Net loss per weighted average share	$(5.82)
Weighted average shares outstanding	66,359

The accompanying notes are an integral part of these financial statements.

HASHDEX BITCOIN FUTURES ETF

STATEMENTS OF CHANGES IN NET ASSETS

From the commencement
of operations (September 15, 2022)
Operations	through December 31, 2022
Net Loss	$(386,037)
Capital transactions
Issuance of Shares	2,461,340
Redemption of Shares	(1,005,040)
Total capital transactions	1,456,300
Net change in net assets	1,070,263

Net assets, beginning of period	$-

Net assets, end of period	$1,070,263

Net asset value per share at beginning of period	$25.00

Net asset value per share at end of period	$21.40

Creation of Shares	100,004
Redemption of Shares	50,000

The accompanying notes are an integral part of these financial statements.

HASHDEX BITCOIN FUTURES ETF

STATEMENTS OF CASH FLOWS

From the commencement
of operations (September 15, 2022)
through December 31, 2022
Cash flows from operating activities:
Net Loss	$(386,037)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized depreciation on cryptocurrency futures contracts	(29,152)
Changes in operating assets and liabilities:
Due from broker	(337,049)
Interest receivable	(2,961)
Management fee payable to Sponsor	868
Net cash used in operating activities	(754,331)

Cash flows from financing activities:
Proceeds from sale of Shares	2,461,340
Redemption of Shares	(1,005,040)
Net cash provided by financing activities	1,456,300

Net change in cash and cash equivalents	701,969
Cash and cash equivalents, beginning of period	-
Cash and cash equivalents, end of period	$701,969

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

December 31, 2022

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

On   September 14, 2022, the Fund’s initial registration of an indeterminate number of shares on Form S-1 was declared effective by the SEC.  On September 15, 2022, the Fund listed it’s shares on the NYSE Arca under the ticker symbol “DEFI”. On the business day prior to that, the Fund issued 50,000 shares in exchange for $1,250,000 at the Fund’s initial NAV of $25 per share.

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

StoneX Financial Inc. (“StoneX”) and Phillip Capital Inc. (“Phillip Capital”) serve as the Fund’s clearing brokers to execute futures contracts and provide other brokerage-related services. StoneX and Phillip Capital are each registered as futures commission merchants (“FCM”) with the U.S. CFTC and are members of the NFA. The clearing brokers are registered as broker-dealers with the SEC and are each a member of FINRA. StoneX and Phillip Capital are each clearing members of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. StoneX is paid 10.00 -$25.00 per half-turn exclusive of pass through fees for the exchange, and the NFA.  Phillip Capital is paid $35.00 - $45.00 per half-turn exclusive of pass through fees for the exchange, the NFA, execution fees and platform and exchange data fees.  Additionally, if the monthly commissions paid do not equal or exceed 20% return on the StoneX Capital Requirement at 9.6% of the Exchange Maintenance Margin, the Fund will pay a true up to meet that return at the end of each month. A summary of these expenses is included below.

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

Period Ended December 31, 2022
Amount Recognized for Custody Services	$213
Amount of Custody Services Waived	$213

Amount Recognized for Distribution Services	$95
Amount of Distribution Services Waived	$95

Amount Recognized for Wilmington Trust	$550
Amount of Wilmington Trust Waived	$550

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

Brokerage Commissions

The Sponsor recognizes the expense for brokerage commissions for futures contract trades on a per-trade basis. The below table shows the amounts included on the statements of operations as total brokerage commissions paid inclusive of unrealized loss from the commencement of operations ( September 15, 2022) through December 31, 2022.

DEFI
Period Ended December 31, 2022	$2,217

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

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and from the commencement of operations ( September 15, 2022) through December 31, 2022.

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

Cash Equivalents

Cash equivalents are highly liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short-term maturities. The Fund has these balances of its assets on deposit with banks. Assets deposited with a financial institution may, at times, exceed federally insured limits. DEFI had a balance of $701,969 in money market funds at December 31, 2022; these balances are included in cash equivalents on the statements of assets and liabilities.

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

Sponsor Fee Allocation of Expenses and Related Party Transactions

The Sponsor is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. DEFI is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 0.94% per annum. From the Management Fee, the Sponsor pays all of the routine operational, administrative and other ordinary expenses of the Fund, generally as determined by the Sponsor, including but not limited to, fees and expenses of the Administrator, Custodian, Distributor, Transfer Agent, licensors, accounting and audit fees expenses, tax preparation expenses, legal fees, ongoing SEC registration fees, individual Schedule K-1 preparation and mailing fees, and report preparation and mailing expenses. These fees and expenses are not included in the breakeven table and are not part of the audited financial statements because they are paid for by the Sponsor through the proceeds from the Management Fee. The Fund pays all of its non-recurring and unusual fees and expenses, if any, as determined by the Sponsor. Non-recurring and unusual fees and expenses are unexpected or unusual in nature, such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses. Extraordinary fees and expenses also include material expenses which are not currently anticipated obligations of the Fund. Routine operational, administrative, and other ordinary expenses are not deemed extraordinary expenses.

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

DEFI
Period Ended December 31, 2022	$75,291

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

On December 31, 2022, the reported value at the close of the market for each cryptocurrency contract fairly reflected the value of the futures and no alternative valuations were required.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of   December 31, 2022:

December 31, 2022

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2022
Cash Equivalents	$701,969	$-	$-	$701,969
Bitcoin futures contracts	29,152	-	-	29,152
Total	$731,121	$-	$-	$731,121

From the commencement of operations ( September 15, 2022) through December 31, 2022, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the period from commencement of operations ( September 15, 2022) through December 31, 2022, the Fund invested only in cryptocurrency futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk, and held by the FCMs, StoneX as of   December 31, 2022.

Offsetting of Financial Assets and Derivative Assets as of December 31, 2022

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Cryptocurrency Price
Bitcoin futures contracts	$29,152	$-	$29,152	$-	$-	$29,152

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of cryptocurrency futures contracts categorized by primary underlying risk:

From the commencement of operations ( September 15, 2022) through December 31, 2022

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Cryptocurrency Price
Bitcoin futures contracts	$(423,794)	$29,152

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $1.4 million from the commencement of operations ( September 15, 2022) through December 31, 2022.

Note 6 – Financial Highlights

The following table presents per unit performance data and other supplemental financial data from the commencement of operations ( September 15, 2022) through December 31, 2022. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

From the commencement
of operations (September 15, 2022)
through December 31, 2022
Per Share Operation Performance
Net asset value at beginning of period	$25.00
Income (loss) from investment operations:
Investment income	0.19
Net realized and unrealized loss on cryptocurrency futures contracts	(3.73)
Total expenses, net	(0.06)
Net decrease in net asset value	(3.60)
Net asset value at end of period	$21.40
Total Return	(14.39)%
Ratios to Average Net Assets (Annualized)
Total expenses	17.60%
Total expenses, net	0.94%
Net investment income	1.90%

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

Note 8 – Subsequent Events

Management has evaluated the financial statements for the period ended December 31, 2022 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than those noted below:

The total net assets of the Fund increased by $431,977, or 40%, for the period December 31, 2022 to February 28, 2023. This was driven by a 40% increase in the NAV/share.

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

Date: March 1, 2023