Form 10-Q
period 2023-03-31
Teucrium Commodity Trust
filed 2023-05-10
CIK 1471824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2023.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Total Number of Outstanding Shares as of May 9, 2023
Teucrium Corn Fund	4,200,004
Teucrium Sugar Fund	2,925,004
Teucrium Soybean Fund	1,300,004
Teucrium Wheat Fund	25,650,004
Teucrium Agricultural Fund	1,050,002
Hashdex Bitcoin Futures ETF	60,004

TEUCRIUM COMMODITY TRUST

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Cash and cash equivalents	$330,148,893	$434,062,296
Interest receivable	305,648	317,351
Other assets	59,531	9,069
Capital shares receivable	367,689	1,344,830
Equity in trading accounts:
Commodity futures contracts	5,651,564	8,207,381
Due from broker	55,895,010	61,563,417
Total equity in trading accounts	61,546,574	69,770,798
Total assets	$392,428,335	$505,504,344

Liabilities
Management fee payable to Sponsor	$310,640	432,882
Other liabilities	140,742	78,880
Payable for shares redeemed	-	10,183,915
Equity in trading accounts:
Commodity and cryptocurrency futures contracts	32,700,531	29,433,069
Due to broker	2,101,900	-
Total equity in trading accounts	34,802,431	29,433,069
Total liabilities	35,253,813	40,128,746

Net Assets	$357,174,522	$465,375,598

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED SCHEDULE OF INVESTMENTS

March 31, 2023

(Unaudited)

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X	4.653%	$30,522,203	$30,522,203	8.55%	30,522,203
Goldman Sachs Financial Square Government Fund - Institutional Class	4.724%	108,777,347	108,777,347	30.45	108,777,347
Total money market funds		$139,299,550	$139,299,550	39.00%

	Maturity				Percentage of	Principal
	Date	Yield	Cost	Fair Value	Net Assets	Amount
Commercial Paper
Brookfield Infrastructure Holdings (Canada) Inc.	April 18, 2023	5.147%	$7,405,313	$7,482,114	2.09%	7,500,000
Brookfield Infrastructure Holdings (Canada) Inc.	June 1, 2023	5.194%	7,418,190	7,435,188	2.08	7,500,000
Conagra Brands, Inc.	April 14, 2023	5.074%	9,956,944	9,981,944	2.79	10,000,000
Crown Castle Inc.	April 25, 2023	5.335%	4,970,834	4,982,500	1.39	5,000,000
Dollar General Corporation	May 15, 2023	5.599%	12,398,786	12,415,974	3.48	12,500,000
EIDP, Inc.	May 15, 2023	5.186%	4,961,042	4,968,834	1.39	5,000,000
EIDP, Inc.	May 17, 2023	5.018%	4,947,962	4,968,502	1.39	5,000,000
FMC Corporation	April 21, 2023	5.527%	4,977,334	4,984,890	1.40	5,000,000
FMC Corporation	April 27, 2023	5.693%	9,951,778	9,959,556	2.79	10,000,000
Glencore Funding LLC	April 3, 2023	4.874%	4,967,334	4,998,666	1.40	5,000,000
Harley-Davidson Financial Services, Inc.	April 3, 2023	5.098%	2,475,646	2,499,304	0.70	2,500,000
Harley-Davidson Financial Services, Inc.	April 6, 2023	5.187%	4,958,210	4,996,458	1.40	5,000,000
HP Inc.	April 24, 2023	4.979%	9,925,140	9,968,696	2.79	10,000,000
HP Inc.	April 28, 2023	4.980%	4,960,528	4,981,626	1.39	5,000,000
Jabil Inc.	April 6, 2023	5.377%	4,988,222	4,996,320	1.40	5,000,000
Marriott International, Inc.	April 24, 2023	4.934%	4,971,650	4,984,475	1.40	5,000,000
Oracle Corporation	April 14, 2023	4.803%	4,965,840	4,991,460	1.40	5,000,000
Oracle Corporation	May 5, 2023	5.346%	9,938,632	9,950,324	2.79	10,000,000
Stanley Black & Decker, Inc.	April 28, 2023	5.074%	7,467,708	7,471,875	2.09	7,500,000
Walgreens Boots Alliance, Inc.	April 3, 2023	4.988%	2,284,629	2,299,373	0.64	2,300,000
Walgreens Boots Alliance, Inc.	April 10, 2023	5.031%	9,924,376	9,987,625	2.80	10,000,000
Walgreens Boots Alliance, Inc.	April 12, 2023	5.037%	4,971,066	4,992,422	1.40	5,000,000
Total Commercial Paper			$143,787,164	$144,298,126	40.40%
Total Cash Equivalents				$283,597,676	79.40%

	Number of		Percentage of	Notional Amount
	Contracts	Fair Value	Net Assets	(Long Exposure)
Commodity and Cryptocurrency futures contracts
United States corn futures contracts
CBOT Corn Futures SEP23	1,200	$798,350	0.22%	$34,635,000

United States sugar futures contracts
ICE sugar futures JUL23	404	1,892,609	0.53	9,877,638
ICE sugar futures OCT23	350	749,653	0.21	8,416,240
ICE sugar futures MAR24	409	1,323,756	0.37	9,761,685

United States wheat futures contracts
CBOT wheat futures SEP23	1,450	729,576	0.20	51,964,375

United States CME Bitcoin futures contracts
CME Bitcoin futures APR23	8	157,462	0.04	1,149,600
CME Bitcoin futures MAY23	7	158	0.00	1,011,850
Total commodity and cryptocurrency futures contracts		$5,651,564	1.57%	$116,816,388

	Number of		Percentage of	Notional Amount
Description: Liabilities	Contracts	Fair Value	Net Assets	(Long Exposure)

Commodity and Cryptocurrency futures contracts
United States corn futures contracts
CBOT Corn Futures JUL23	1,278	$354,012	0.10%	$40,640,400
CBOT Corn Futures DEC23	1,423	5,125,003	1.43	$40,306,475

United States soybean futures contracts
CBOT soybean futures JUL23	180	337,375	0.09	$13,279,500
CBOT soybean futures NOV23	173	387,322	0.11	$11,415,838
CBOT soybean futures NOV24	214	454,575	0.13	$13,334,875

United States wheat futures contracts
CBOT wheat futures JUL23	1,718	4,253,891	1.19	$60,516,550
CBOT wheat futures DEC23	1,653	21,788,353	6.10	$60,706,425
Total commodity and cryptocurrency futures contracts		$32,700,531	9.15%	$240,200,063

			Percentage of
Exchange-traded funds*	Cost	Fair Value	Net Assets	Shares
Teucrium Corn Fund		$8,234,742	2.31%	325,829
Teucrium Soybean Fund		8,232,255	2.30	302,780
Teucrium Sugar Fund		8,529,328	2.39	745,284
Teucrium Wheat Fund		8,361,771	2.34	1,183,867
Total exchange-traded funds	$33,649,811	$33,358,096	9.34%

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

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2023	March 31, 2022 (1)
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized (loss) gain on commodity and cryptocurrency futures contracts	$(26,591,126)	$61,698,411
Net change in unrealized depreciation on commodity and cryptocurrency futures contracts	(5,823,279)	(15,134,574)
Interest income	4,331,014	219,986
Total (loss) income	(28,083,391)	46,783,823

Expenses
Management fees	989,515	1,005,770
Professional fees	446,052	409,853
Distribution and marketing fees	927,712	760,077
Custodian fees and expenses	120,560	31,520
Business permits and licenses fees	34,617	53,826
General and administrative expenses	49,142	58,161
Total expenses	2,567,598	2,319,207

Expenses waived by the Sponsor	(196,064)	(345,518)

Total expenses, net	2,371,534	1,973,689

Net (loss) income	$(30,454,925)	$44,810,134

(1) The Hashdex Bitcoin Futures ETF commenced operations on September 15, 2022.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2023	March 31, 2022 (1)
Operations
Net (loss) income	$(30,454,925)	$44,810,134
Capital transactions
Issuance of Shares	17,208,235	642,775,455
Redemption of Shares	(100,669,768)	(134,827,947)
Net change in the cost of the Underlying Funds	5,715,382	(12,550,558)
Total capital transactions	(77,746,151)	495,396,950

Net change in net assets	(108,201,076)	540,207,084

Net assets, beginning of period	465,375,598	264,276,768

Net assets, end of period	$357,174,522	$804,483,852

(1) The Hashdex Bitcoin Futures ETF commenced operations on September 15, 2022.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2023	March 31, 2022 (1)
Cash flows from operating activities:
Net (loss) income	$(30,454,925)	$44,810,134
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Net change in unrealized depreciation on commodity futures contracts	5,823,279	15,134,574
Changes in operating assets and liabilities:
Due from broker	5,668,407	(81,362,415)
Interest receivable	11,703	(30,135)
Net receivable for investments sold	-	(3,260,269)
Other assets	(50,462)	(9,845)
Due to broker	2,101,900	4,563,815
Management fee payable to Sponsor	(122,242)	324,785
Payable for purchases of commercial paper	-	19,985,993
Other liabilities	61,862	82,197
Net cash (used in) provided by operating activities	(16,960,478)	238,834

Cash flows from financing activities:
Proceeds from sale of Shares	18,185,376	642,775,455
Redemption of Shares	(110,853,683)	(131,567,107)
Net change in cost of the Underlying Funds	5,715,382	(12,550,558)
Net cash (used in) provided by financing activities	(86,952,925)	498,657,790

Net change in cash and cash equivalents	(103,913,403)	498,896,624
Cash and cash equivalents beginning of period	434,062,296	252,211,943
Cash and cash equivalents end of period	$330,148,893	$751,108,567

(1) The Hashdex Bitcoin Futures ETF commenced operations on September 15, 2022.

The accompanying notes are an integral part of these financial statements.

NOTES TO COMBINED FINANCIAL STATEMENTS

March 31, 2023

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Trust’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three months ended March 31, 2023, are not necessarily indicative of the results to be expected for the full year ending December 31, 2023.

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

Marex Capital Markets, Inc. (“Marex”), StoneX Financial Inc. (“StoneX”) and Phillip Capital Inc. (“Phillip Capital”) serve as the Funds’ clearing brokers to execute and clear futures contracts and provide other brokerage-related services. Marex, StoneX  and Phillip Capital are each registered as futures commission merchants (“FCM”) with the U.S. CFTC and are members of the NFA. The clearing brokers are registered as broker-dealers with the SEC and are each a member of FINRA. Marex, StoneX and Phillip Capital are each clearing members of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar and Wheat Futures Contracts, Marex is paid $11.00 per round turn. StoneX is paid $2.50 per round turn exclusive of pass-through fees for the exchange and the NFA. Additionally, if the monthly commissions paid by each Fund does not equal or exceed 20% return on the StoneX Capital Requirement at 9.6% of the Exchange Maintenance Margin, each Fund will pay a true up to meet that return at the end of each month. These expenses are recognized on a per-trade basis. The half-turn is recognized as an unrealized loss on the combined statements of operations, and a full turn is recognized as a realized loss on the combined statements of operations when a contract is sold.  For Bitcoin futures contracts, StoneX is paid $10.00 - $25.00 per half-turn exclusive of pass through fees for the exchange and NFA.  Phillip Capital is paid $35.00 - $45.00 per half-turn exclusive of pass through fees for the exchange, NFA, execution fees and platform and exchange data fees.  A summary of these expenses can be found under the heading, Brokerage Commissions.

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

	Three months ended March 31, 2023	Three months ended March 31, 2022(1)
Amount Recognized for Custody Services	$120,560	$31,520
Amount of Custody Services Waived	$7,329	$193

Amount Recognized for Distribution Services	$38,765	$38,926
Amount of Distribution Services Waived	$2,322	$20,013

Amount Recognized for Wilmington Trust	$-	$-
Amount of Wilmington Trust Waived	$-	$-

Amount Recognized for Thales	$21,982	$55,062
Amount of Thales Waived	$1,293	$42,061

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

Brokerage Commissions

The Sponsor recognizes the expense for brokerage commissions for futures contract trades on a per-trade basis. The below table shows the amounts included on the combined statements of operations as total brokerage commissions paid inclusive of unrealized loss for the three months ended March 31, 2023 and 2022.

	CORN	SOYB	CANE	WEAT	TAGS	DEFI	TRUST
Three months ended March 31, 2023	$17,270	$6,340	$6,055	$21,746	$-	$609	$52,020
Three months ended March 31, 2022 (1)	$31,239	$6,521	$6,196	$81,009	$-	$-	$124,965

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

The Funds are required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Funds file income tax returns in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2020 to 2022, the Funds remain subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Funds recording a tax liability that reduces net assets. Based on their analysis, the Funds have determined that they have not incurred any liability for unrecognized tax benefits as of March 31, 2023, and for the years ended December 31, 2022, 2021 and 2020. However, the Funds’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

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

The Funds recognize interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three months ended March 31, 2023 and 2022.

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

	March 31, 2023	December 31, 2022
Money Market Funds	$139,299,550	$188,640,417
Demand Deposit Savings Accounts	46,551,217	46,061,819
Commercial Paper	144,298,126	199,360,060
Total cash and cash equivalents as presented on the combined Statement of Assets and Liabilities	$330,148,893	$434,062,296

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

	Three months ended March 31, 2023	Three months ended March 31, 2022 (1)
Recognized Related Party Transactions	$591,603	$545,709
Waived Related Party Transactions	$23,865	$121,079

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

	CORN	SOYB	CANE	WEAT	TAGS	DEFI	TRUST
Three months ended March 31, 2023	$-	$-	$-	$-	$125,494	$70,570	$196,064
Three months ended March 31, 2022 (1)	$124,377	$51,416	$28,866	$85,856	$55,003	$-	$345,518

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

On March 31, 2023 and December 31, 2022, in the opinion of the Trust, the reported value at the close of the market for each commodity and cryptocurrency contract fairly reflected the value of the futures and no alternative valuations were required.

For the three months ended March 31, 2023 and year ended December 31, 2022, the Funds did not have any significant transfers between any of the levels of the fair value hierarchy.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) issued ASU 2023-01, related to Leases – (Topic 842). The response to concerns about applying Topic 842 to related party arrangements between entities under common control. The update was adopted early for the quarter ended March 31, 2023; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Funds.

The FASB issued ASU 2022-03, related to fair value measurement (Topic 820) of equity securities subject to contractual sale restrictions. Under the clarified guidance, contractual restrictions on the sale of an equity security are not considered part of the unit of account of the equity security and, therefore, are not considered in measuring fair value, however they do require disclosures. The amendment was adopted for the quarter ended June 30, 2022; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Funds.

Note 4 – Fair Value Measurements

The Trust’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Trust’s significant accounting policies in Note 3. The following table presents information about the Trust’s assets and liabilities measured at fair value as of March 31, 2023 and December 31, 2022:

Assets:	Level 1	Level 2	Level 3	Balance as of March 31, 2023
Cash Equivalents	$283,597,676	$-	$-	$283,597,676
Commodity and Cryptocurrency Futures Contracts
Corn futures contracts	798,350	-	-	798,350
Sugar futures contracts	3,966,018	-	-	3,966,018
Wheat futures contracts	729,576	-	-	729,576
Bitcoin futures contracts	157,620	-	-	157,620
Total	$289,249,240	$-	$-	$289,249,240

Liabilities	Level 1	Level 2	Level 3	Balance as of March 31, 2023
Commodity and Cryptocurrency Futures Contracts
Corn futures contracts	$5,479,015	$-	$-	$5,479,015
Soybean futures contracts	1,179,272	-	-	1,179,272
Wheat futures contracts	26,042,244	-	-	26,042,244
Total	$32,700,531	$-	$-	$32,700,531

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2022
Cash Equivalents	$388,000,477	$-	$-	$388,000,477
Commodity and Cryptocurrency Futures Contracts
Corn futures contracts	1,585,798	-	-	1,585,798
Soybean futures contracts	2,520,370	-	-	2,520,370
Sugar futures contracts	911,329	-	-	911,329
Wheat futures contracts	3,160,732	-	-	3,160,732
Bitcoin futures contracts	29,152	-	-	29,152
Total	$396,207,858	$-	$-	$396,207,858

Liabilities	Level 1	Level 2	Level 3	Balance as of December 31, 2022
Cash Equivalents
Commodity and Cryptocurrency Futures Contracts
Corn futures contracts	$2,967,103	$-	$-	$2,967,103
Sugar futures contracts	85,128	-	-	85,128
Wheat futures contracts	26,380,838	-	-	26,380,838
Total	$29,433,069	$-	$-	$29,433,069

For the three months ended March 31, 2023 and year ended December 31, 2022, the Funds did not have any significant transfers between any of the levels of the fair value hierarchy. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Funds utilize derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Funds’ derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Funds are also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the three months ended March 31, 2023 and year ended December 31, 2022, the Funds invested only in commodity and cryptocurrency futures contracts specifically related to each Fund.

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

The following table also identifies the fair value amounts of derivative instruments included in the combined statements of assets and liabilities as derivative contracts, categorized by primary underlying risk, and held by the FCMs, Marex, and StoneX as of March 31, 2023, and December 31, 2022. The DEFI Fund has an account open at Phillip Capital with no contracts held as of March 31, 2023.

*The amount of collateral presented in Collateral, Due from Broker, is limited to the liability for the futures contracts and accordingly does not include the excess collateral pledged.

Offsetting of Financial Assets and Derivative Assets as of March 31, 2023
	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity and Cryptocurrency Price
Corn futures contracts	$798,350	$-	$798,350	$798,350	$-	$-
Sugar futures contracts	$3,966,018	$-	$3,966,018	$-	$2,101,900	$1,864,118
Wheat futures contracts	$729,576	$-	$729,576	$729,576	$-	$-
Bitcoin futures contracts	$157,620	$-	$157,620	$-	$-	$157,620

Offsetting of Financial Liabilities and Derivative Liabilities as of March 31, 2023
	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity and Cryptocurrency Price
Corn futures contracts	$5,479,015	$-	$5,479,015	$798,350	$4,680,665	$-
Soybean futures contracts	$1,179,272	$-	$1,179,272	$-	$1,179,272	$-
Wheat futures contracts	$26,042,244	$-	$26,042,244	$729,576	$25,312,668	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2022
	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity and Cryptocurrency Price
Corn futures contracts	$1,585,798	$-	$1,585,798	$1,585,798	$-	$-
Soybean futures contracts	$2,520,370	$-	$2,520,370	$-	$-	$2,520,370
Sugar futures contracts	$911,329	$-	$911,329	$85,128	$-	$826,201
Wheat futures contracts	$3,160,732	$-	$3,160,732	$3,160,732	$-	$-
Bitcoin futures contracts	$29,152	$-	$29,152	$-	$-	$29,152

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2022
	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity and Cryptocurrency Price
Corn futures contracts	$2,967,103	$-	$2,967,103	$1,585,798	$1,381,305	$-
Sugar futures contracts	$85,128	$-	$85,128	$85,128	$-	$-
Wheat futures contracts	$26,380,838	$-	$26,380,838	$3,160,732	$23,220,106	$-

The following is a summary of realized and unrealized gains (losses) of the derivative instruments utilized by the Trust:

Three months ended March 31, 2023

	Realized (Loss) Gain on Commodity Futures Contracts	Net Change in Unrealized (Depreciation) Appreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(6,268,935)	$(3,299,360)
Soybeans futures contracts	1,067,543	(3,699,642)
Sugar futures contracts	1,339,448	3,139,817
Wheat futures contracts	(23,358,733)	(2,092,562)
Bitcoin futures Contracts	629,551	128,468
Total commodity and cryptocurrency futures contracts	$(26,591,126)	$(5,823,279)

Three months ended March 31, 2022

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation (Depreciation) on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$16,568,982	$19,894,329
Soybeans futures contracts	7,052,701	914,717
Sugar futures contracts	70,161	907,742
Wheat futures contracts	38,006,567	(36,851,362)
Total commodity futures contracts	$61,698,411	$(15,134,574)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for the futures contracts held was $382.3 million and $479.0 million respectively for the three months ended March 31, 2023 and for the three months ended March 31, 2022.

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

Note 7 – Detail of the net assets and shares outstanding of the Funds that are a series of the Trust

The following are the net assets and shares outstanding of each Fund that is a series of the Trust and, thus, in total, comprise the combined net assets of the Trust:

March 31, 2023

	Outstanding
	Shares	Net Assets
Teucrium Corn Fund	4,575,004	$115,625,057
Teucrium Soybean Fund	1,400,004	38,064,500
Teucrium Sugar Fund	2,450,004	28,038,792
Teucrium Wheat Fund	24,525,004	173,223,126
Hashdex Bitcoin Futures ETF	60,004	2,206,024
Teucrium Agricultural Fund:
Net assets including the investment in the Underlying Funds		33,375,119
Less: Investment in the Underlying Funds		(33,358,096)
Net for the Fund in the combined net assets of the Trust		17,023
Total		$357,174,522

December 31, 2022

	Outstanding
	Shares	Net Assets
Teucrium Corn Fund	5,675,004	$152,638,405
Teucrium Soybean Fund	2,050,004	58,429,985
Teucrium Sugar Fund	2,550,004	24,262,359
Teucrium Wheat Fund	28,675,004	228,972,039
Hashdex Bitcoin Futures ETF	50,004	1,070,263
Teucrium Agricultural Fund:	1,262,502
Net assets including the investment in the Underlying Funds		39,575,245
Less: Investment in the Underlying Funds		39,572,698
Net for the Fund in the combined net assets of the Trust		2,547
Total		$465,375,598

The detailed information for the subscriptions and redemptions, and other financial information for each Fund that is a series of the Trust are included in the accompanying financial statements of each Fund.

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended March 31, 2023 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Trust and Funds other than those noted below:

Trust:

Nothing to report.

CORN:

Nothing to report.

SOYB:

Nothing to report.

CANE:

The total net assets of the Fund increased by $12,317,902, or 44%, for the period March 31, 2023 to May 9, 2023. This was driven by a 19% increase in the shares outstanding and a 21% increase in the NAV/share.

WEAT:

Nothing to report.

TAGS:

Nothing to report.

DEFI:

Nothing to report.

TEUCRIUM CORN FUND

STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Cash and cash equivalents	$107,103,125	$142,434,737
Interest receivable	128,758	125,014
Other assets	-	854
Capital shares receivable	-	1,344,830
Equity in trading accounts:
Commodity futures contracts	798,350	1,585,798
Due from broker	13,197,776	11,625,331
Total equity in trading accounts	13,996,126	13,211,129
Total assets	121,228,009	157,116,564

Liabilities
Management fee payable to Sponsor	101,572	144,877
Other liabilities	22,365	21,349
Payable for shares redeemed	-	1,344,830
Equity in trading accounts:
Commodity futures contracts	5,479,015	2,967,103
Total liabilities	5,602,952	4,478,159

Net assets	$115,625,057	$152,638,405

Shares outstanding	4,575,004	5,675,004

Shares Authorized	*	*

Net asset value per share	$25.27	$26.90

Market value per share	$25.23	$26.93

* On April 7, 2022, the Teucrium Corn Fund registered an indeterminate number of shares of the Fund pursuant to Rule 456(d) under the Securities Act of 1933.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

SCHEDULE OF INVESTMENTS

March 31, 2023

(Unaudited)

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X	4.654%	$6,823,653	$6,823,653	5.90%	6,823,653
Goldman Sachs Financial Square Government Fund - Institutional Class	4.724%	22,180,783	22,180,783	19.19	22,180,783
Total money market funds		$29,004,436	$29,004,436	25.09%

	Maturity				Percentage of	Principal
	Date	Yield	Cost	Fair Value	Net Assets	Amount
Commercial Paper
Brookfield Infrastructure Holdings (Canada) Inc.	June 1, 2023	5.194%	2,472,730	$2,478,396	2.14%	2,500,000
Conagra Brands, Inc.	April 14, 2023	5.074%	2,489,236	2,495,486	2.16	2,500,000
Dollar General Corporation	May 15, 2023	5.599%	9,919,029	9,932,779	8.58	10,000,000
EIDP, Inc.	May 15, 2023	5.186%	2,480,521	2,484,417	2.15	2,500,000
EIDP, Inc.	May 17, 2023	5.018%	2,473,981	2,484,251	2.15	2,500,000
FMC Corporation	April 21, 2023	5.527%	2,488,667	2,492,445	2.16	2,500,000
FMC Corporation	April 27, 2023	5.693%	4,975,889	4,979,778	4.31	5,000,000
Glencore Funding LLC	April 3, 2023	4.874%	2,483,667	2,499,333	2.16	2,500,000
HP Inc.	April 24, 2023	4.979%	4,962,570	4,984,348	4.31	5,000,000
Jabil Inc.	April 6, 2023	5.377%	2,494,111	2,498,160	2.16	2,500,000
Marriott International, Inc.	April 24, 2023	4.934%	2,485,825	2,492,237	2.16	2,500,000
Oracle Corporation	April 14, 2023	4.803%	2,482,920	2,495,730	2.16	2,500,000
Oracle Corporation	May 5, 2023	5.346%	2,484,658	2,487,581	2.15	2,500,000
Stanley Black & Decker, Inc.	April 28, 2023	5.074%	2,489,236	2,490,625	2.15	2,500,000
Walgreens Boots Alliance, Inc.	April 10, 2023	5.031%	2,481,094	2,496,906	2.16	2,500,000
Walgreens Boots Alliance, Inc.	April 12, 2023	5.037%	2,485,533	2,496,211	2.16	2,500,000
Total Commercial Paper			$52,149,667	$52,288,683	45.22%
Total Cash Equivalents				$81,293,119	70.31%

	Number of		Percentage of	Notional Amount
	Contracts	Fair Value	Net Assets	(Long Exposure)
Commodity futures contracts
United States corn futures contracts
CBOT Corn Futures SEP23	1,200	$798,350	0.69%	$34,635,000

	Number of		Percentage of	Notional Amount
Description: Liabilities	Contracts	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT Corn Futures JUL23	1,278	$354,012	0.31%	$40,640,400
CBOT Corn Futures DEC23	1,423	5,125,003	4.43	40,306,475
Total commodity futures contracts		$5,479,015	4.74%	$80,946,875

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

SCHEDULE OF INVESTMENTS

December 31, 2022

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X	4.105%	$3,498,444	$3,498,444	2.29%	3,498,444
Goldman Sachs Financial Square Government Fund - Institutional Class	4.140%	49,057,471	49,057,471	32.14	49,057,471
Total money market funds		$52,555,915	$52,555,915	34.43%

	Maturity				Percentage of	Principal
	Date	Yield	Cost	Fair Value	Net Assets	Amount
Commercial Paper
Brookfield Infrastructure Holdings (Canada) Inc.	January 17, 2023	4.742%	7,438,744	$7,484,443	4.90%	7,500,000
CNH Industrial Capital LLC	January 23, 2023	4.566%	2,483,750	2,493,125	1.63	2,500,000
CNH Industrial Capital LLC	February 13, 2023	4.780%	4,949,736	4,971,931	3.26	5,000,000
Crown Castle Inc.	January 10, 2023	4.877%	2,481,000	2,497,000	1.64	2,500,000
Crown Castle Inc.	January 12, 2023	4.765%	4,979,764	4,992,820	3.27	5,000,000
Entergy Corporation	January 4, 2023	4.311%	2,481,702	2,499,115	1.64	2,500,000
General Motors Financial Company, Inc.	January 10, 2023	4.618%	7,449,762	7,491,469	4.91	7,500,000
General Motors Financial Company, Inc.	January 18, 2023	4.473%	2,472,806	2,494,806	1.63	2,500,000
Harley-Davidson Financial Services, Inc.	January 3, 2023	4.721%	2,482,562	2,499,354	1.64	2,500,000
Harley-Davidson Financial Services, Inc.	January 25, 2023	4.944%	7,458,402	7,475,650	4.90	7,500,000
Harley-Davidson Financial Services, Inc.	February 2, 2023	5.104%	2,479,781	2,488,844	1.63	2,500,000
Hyundai Capital America	January 10, 2023	4.000%	2,475,911	2,497,536	1.64	2,500,000
ITT Inc.	January 19, 2023	4.475%	2,482,544	2,494,487	1.63	2,500,000
Jabil Inc.	January 13, 2023	5.073%	4,980,555	4,991,667	3.27	5,000,000
Oracle Corporation	January 17, 2023	4.361%	2,482,980	2,495,222	1.63	2,500,000
V.F. Corporation	February 2, 2023	4.669%	1,986,711	1,991,822	1.30	2,000,000
Walgreens Boots Alliance, Inc.	February 28, 2023	4.827%	2,479,549	2,480,868	1.63	2,500,000
Total Commercial Paper			$64,046,259	$64,340,159	42.15%
Total Cash Equivalents				$116,896,074	76.58%

	Number of		Percentage of	Notional Amount
	Contracts	Fair Value	Net Assets	(Long Exposure)
Commodity futures contracts
United States corn futures contracts
CBOT corn futures JUL23	1,363	$1,585,798	1.04%	$45,779,763

	Number of		Percentage of	Notional Amount
Description: Liabilities	Contracts	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT corn futures MAY23	1,575	$751,309	0.49%	$53,392,500
CBOT corn futures DEC23	1,750	2,215,794	1.45	53,440,625
Total commodity futures contracts		$2,967,103	1.94%	$106,833,125

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2023	March 31, 2022
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized (loss) gain on commodity futures contracts	$(6,268,935)	$16,568,982
Net change in unrealized (depreciation)/appreciation on commodity futures contracts	(3,299,360)	19,894,329
Interest income	1,454,236	86,625
Total (loss) income	(8,114,059)	36,549,936

Expenses
Management fees	328,874	378,281
Professional fees	78,808	164,499
Distribution and marketing fees	239,078	295,595
Custodian fees and expenses	33,044	16,514
Business permits and licenses fees	6,578	15,994
General and administrative expenses	13,312	27,475
Total expenses	699,694	898,358

Expenses waived by the Sponsor	-	(124,377)

Total expenses, net	699,694	773,981

Net (loss) income	$(8,813,753)	$35,775,955

Net (loss) gain per share	$(1.63)	$5.59
Net (loss) gain per weighted average share	$(1.71)	$5.62
Weighted average shares outstanding	5,145,004	6,366,671

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2023	March 31, 2022
Operations
Net (loss) income	$(8,813,753)	$35,775,955
Capital transactions
Issuance of Shares	1,991,168	74,547,348
Redemption of Shares	(30,190,763)	(9,045,058)
Total capital transactions	(28,199,595)	65,502,290
Net change in net assets	(37,013,348)	101,278,245

Net assets, beginning of period	$152,638,405	$120,846,256

Net assets, end of period	$115,625,057	$222,124,501

Net asset value per share at beginning of period	$26.90	$21.58

Net asset value per share at end of period	$25.27	$27.17

Creation of Shares	75,000	2,950,000
Redemption of Shares	1,175,000	375,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2023	March 31, 2022
Cash flows from operating activities:
Net (loss) income	$(8,813,753)	$35,775,955
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Net change in unrealized depreciation/(appreciation) on commodity futures contracts	3,299,360	(19,894,329)
Changes in operating assets and liabilities:
Due from broker	(1,572,445)	77,143
Interest receivable	(3,744)	(5,264)
Other assets	854	-
Due to broker	-	2,987,964
Management fee payable to Sponsor	(43,305)	65,625
Payable for purchases of commercial paper	-	2,498,500
Other liabilities	1,016	4,231
Net cash (used in) provided by operating activities	(7,132,017)	21,509,825

Cash flows from financing activities:
Proceeds from sale of Shares	3,335,998	74,547,348
Redemption of Shares	(31,535,593)	(9,045,058)
Net cash (used in) provided by financing activities	(28,199,595)	65,502,290

Net change in cash and cash equivalents	(35,331,612)	87,012,115
Cash and cash equivalents, beginning of period	142,434,737	115,012,740
Cash and cash equivalents, end of period	$107,103,125	$202,024,855

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

March 31, 2023

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023.

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

Marex Capital Markets, Inc. (“Marex”) and StoneX Financial Inc (“StoneX”) serve as the Funds’ clearing brokers to execute and clear futures contracts and provide other brokerage-related services. Marex and StoneX are each registered as futures commission merchants (“FCM”) with the U.S. CFTC and are members of the NFA. The clearing brokers are registered as broker-dealers with the SEC and are each a member of FINRA. Marex and StoneX are each clearing members of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar and Wheat Futures Contracts, Marex is paid $11.00 per round turn. StoneX is paid $2.50 per round turn exclusive of pass-through fees for the exchange and the NFA. Additionally, if the monthly commissions paid by each Fund does not equal or exceed 20% return on the StoneX Capital Requirement at 9.6% of the Exchange Maintenance Margin, each Fund will pay a true up to meet that return at the end of each month. These expenses are recognized on a per-trade basis. The half-turn is recognized as an unrealized loss on the statements of operations for contracts that have been purchased since the change in recognition, and a full turn is recognized as a realized loss on the statements of operations when a contract is sold. A summary of these expenses can be found under the heading, Brokerage Commissions.

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

	Three months ended March 31, 2023	Three months ended March 31, 2022
Amount Recognized for Custody Services	$33,044	$16,514
Amount of Custody Services Waived	$-	$-

Amount Recognized for Distribution Services	$10,053	$16,739
Amount of Distribution Services Waived	$-	$6,302

Amount Recognized for Wilmington Trust	$-	$-
Amount of Wilmington Trust Waived	$-	$-

Amount Recognized for Thales	$5,586	$27,193
Amount of Thales Waived	$-	$27,193

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

Brokerage Commissions

The Sponsor recognizes the expense for brokerage commissions for futures contract trades on a per-trade basis. The below table shows the amounts included on the statements of operations as total brokerage commissions paid inclusive of unrealized loss for the three months ended March 31, 2023 and 2022.

CORN
Three months ended March 31, 2023	$17,270
Three months ended March 31, 2022	$31,239

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2020 to 2022, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2023 and for the years ended December 31, 2022, 2021, and 2020. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three months ended March 31, 2023 and 2022.

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

	March 31, 2023	December 31, 2022
Money Market Funds	$29,004,436	$52,555,915
Demand Deposit Savings Accounts	25,810,006	25,538,663
Commercial Paper	52,288,683	64,340,159
Total cash and cash equivalents as presented on the Statement of Assets and Liabilities	$107,103,125	$142,434,737

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

	Three months ended March 31, 2023	Three months ended March 31, 2022
Recognized Related Party Transactions	$154,915	$233,497
Waived Related Party Transactions	$-	$38,196

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

CORN
Three months ended March 31, 2023	$-
Three months ended March 31, 2022	$124,377

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

On March 31, 2023 and December 31, 2022, in the opinion of the Trust and the Fund, the reported value at the close of the market for each commodity contract fairly reflected the value of the futures and no alternative valuations were required. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

For the three months ended March 31, 2023 and year ended December 31, 2022, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) issued ASU 2023-01, related to Leases – (Topic 842). The response to concerns about applying Topic 842 to related party arrangements between entities under common control. The update was adopted early for the quarter ended March 31, 2023; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2022-03, related to fair value measurement (Topic 820) of equity securities subject to contractual sale restrictions. Under the clarified guidance, contractual restrictions on the sale of an equity security are not considered part of the unit of account of the equity security and, therefore, are not considered in measuring fair value, however they do require disclosures. The amendment was adopted for the quarter ended June 30, 2022; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of March 31, 2023 and December 31, 2022:

March 31, 2023

				Balance as of
Assets:	Level 1	Level 2	Level 3	March 31, 2023
Cash Equivalents	$81,293,119	$-	$-	$81,293,119
Commodity Futures Contracts
Corn futures contracts	798,350	-	-	798,350
Total	$82,091,469	$-	$-	$82,091,469

				Balance as of
Liabilities	Level 1	Level 2	Level 3	March 31, 2023
Commodity Futures Contracts
Corn futures contracts	$5,479,015	$-	$-	$5,479,015

December 31, 2022

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2022
Cash Equivalents	$116,896,074	$-	$-	$116,896,074
Commodity Futures Contracts
Corn futures contracts	1,585,798	-	-	1,585,798
Total	$118,481,872	$-	$-	$118,481,872

				Balance as of
Liabilities	Level 1	Level 2	Level 3	December 31, 2022
Corn futures contracts	$2,967,103	$-	$-	$2,967,103

For the three months ended March 31, 2023 and year ended December 31, 2022, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the three months ended March 31, 2023 and year ended December 31, 2022, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk, and held by the FCMs, Marex and StoneX as of March 31, 2023, and December 31, 2022.

*The amount of collateral presented in Collateral, Due from Broker, is limited to the liability for the futures contracts and accordingly does not include the excess collateral pledged.

Offsetting of Financial Assets and Derivative Assets as of March 31, 2023

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Corn futures contracts	$798,350	$-	$798,350	$798,350	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of March 31, 2023

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity Price
Corn futures contracts	$5,479,015	$-	$5,479,015	$798,350	$4,680,665	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2022

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Corn futures contracts	$1,585,798	$-	$1,585,798	$1,585,798	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2022

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity Price
Corn futures contracts	$2,967,103	$-	$2,967,103	$1,585,798	$1,381,305	$-

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Three months ended March 31, 2023

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(6,268,935)	$(3,299,360)

Three months ended March 31, 2022

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$16,568,982	$19,894,329

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for the futures contracts held was $126.4 million and $167.5 million respectively for the three months ended March 31, 2023 and for the three months ended March 31, 2022.

Note 6 – Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the three months ended March 31, 2023 and 2022. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended
	March 31, 2023	March 31, 2022
Per Share Operation Performance
Net asset value at beginning of period	$26.90	$21.58
Income from investment operations:
Investment income	0.28	0.01
Net realized and unrealized (loss) gain on commodity futures contracts	(1.77)	5.70
Total expenses, net	(0.14)	(0.12)
Net (decrease) increase in net asset value	(1.63)	5.59
Net asset value at end of period	$25.27	$27.17
Total Return	-6.03%	25.91%
Ratios to Average Net Assets (Annualized)
Total expenses	2.13%	2.37%
Total expenses, net	2.13%	2.05%
Net investment income (loss)	2.29%	-1.82%

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

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended March 31, 2023 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Cash and cash equivalents	$36,094,349	$58,212,569
Interest receivable	31,478	66,135
Other assets	31,009	1,160
Equity in trading accounts:
Commodity futures contracts	-	2,520,370
Due from broker	3,121,820	543,205
Total equity in trading accounts	3,121,820	3,063,575
Total assets	39,278,656	61,343,439

Liabilities
Payable for shares redeemed	-	2,850,260
Management fee payable to Sponsor	34,239	55,430
Other liabilities	645	7,764
Equity in trading accounts:
Commodity futures contracts	1,179,272	-
Total liabilities	1,214,156	2,913,454

Net assets	$38,064,500	$58,429,985

Shares outstanding	1,400,004	2,050,004

Shares authorized	*	*

Net asset value per share	$27.19	$28.50

Market value per share	$27.14	$28.50

* On April 7, 2022, the Teucrium Soybean Fund registered an indeterminate number of shares of the Fund pursuant to Rule 456(d) under the Securities Act of 1933.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

SCHEDULE OF INVESTMENTS

March 31, 2023

(Unaudited)

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X	4.654%	$2,703,732	$2,703,732	7.10%	2,703,732
Goldman Sachs Financial Square Government Fund - Institutional Class	4.724%	10,943,640	10,943,640	28.75	10,943,640
Total money market funds		$13,647,372	$13,647,372	35.85%

	Maturity				Percentage of	Principal
	Date	Yield	Cost	Fair Value	Net Assets	Amount
Commercial Paper
Brookfield Infrastructure Holdings (Canada) Inc.	April 18, 2023	5.147%	$2,468,438	$2,494,038	6.55%	2,500,000
Brookfield Infrastructure Holdings (Canada) Inc.	June 1, 2023	5.194%	2,472,730	2,478,396	6.51	2,500,000
Conagra Brands, Inc.	April 14, 2023	5.074%	2,489,236	2,495,486	6.56	2,500,000
Harley-Davidson Financial Services, Inc.	April 6, 2023	5.187%	2,479,105	2,498,229	6.56	2,500,000
Oracle Corporation	April 14, 2023	4.803%	2,482,920	2,495,730	6.56	2,500,000
Oracle Corporation	May 5, 2023	5.346%	2,484,658	2,487,581	6.54	2,500,000
Walgreens Boots Alliance, Inc.	April 3, 2023	4.988%	2,284,629	2,299,373	6.04	2,300,000
Total Commercial Paper			$17,161,716	$17,248,833	45.31%
Total Cash Equivalents				$30,896,205	81.17%

	Number of		Percentage of	Notional Amount
Description: Liabilities	Contracts	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures JUL23	180	$337,375	0.89%	$13,279,500
CBOT soybean futures NOV23	173	387,322	1.02	11,415,838
CBOT soybean futures NOV24	214	454,575	1.19	13,334,875
Total commodity futures contracts		$1,179,272	3.10%	$38,030,213

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

TEUCRIUM SOYBEAN FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2023	March 31, 2022
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain on commodity futures contracts	$1,067,543	$7,052,701
Net change in unrealized (depreciation)/appreciation on commodity futures contracts	(3,699,642)	914,717
Interest income	511,623	27,836
Total (loss) income	(2,120,476)	7,995,254

Expenses
Management fees	114,690	135,715
Professional fees	57,998	63,987
Distribution and marketing fees	69,185	127,166
Custodian fees and expenses	3,441	5,542
Business permits and licenses fees	2,294	7,777
General and administrative expenses	2,294	9,598
Total expenses	249,902	349,785

Expenses waived by the Sponsor	-	(51,416)

Total expenses, net	249,902	298,369

Net (loss) income	$(2,370,378)	$7,696,885

Net (loss) gain per share	$(1.31)	$3.99
Net (loss) gain per weighted average share	$(1.42)	$3.62
Weighted average shares outstanding	1,668,615	2,128,060

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2023	March 31, 2022
Operations
Net (loss) income	$(2,370,378)	$7,696,885
Capital transactions
Issuance of Shares	3,526,043	14,305,992
Redemption of Shares	(21,521,150)	(2,749,680)
Total capital transactions	(17,995,107)	11,556,312
Net change in net assets	(20,365,485)	19,253,197

Net assets, beginning of period	$58,429,985	$44,972,625

Net assets, end of period	$38,064,500	$64,225,822

Net asset value per share at beginning of period	$28.50	$22.77

Net asset value per share at end of period	$27.19	$26.76

Creation of Shares	125,000	525,000
Redemption of Shares	775,000	100,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2023	March 31, 2022
Cash flows from operating activities:
Net (loss) income	$(2,370,378)	$7,696,885
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Net change in unrealized depreciation/(appreciation) on commodity futures contracts	3,699,642	(914,717)
Changes in operating assets and liabilities:
Due from broker	(2,578,615)	-
Interest receivable	34,657	(2,061)
Other assets	(29,849)	-
Due to broker	-	1,264,293
Management fee payable to Sponsor	(21,191)	19,791
Other liabilities	(7,119)	37,744
Net cash (used in) provided by operating activities	(1,272,853)	8,101,935

Cash flows from financing activities:
Proceeds from sale of Shares	3,526,043	14,305,992
Redemption of Shares	(24,371,410)	(2,749,680)
Net cash (used in) provided by financing activities	(20,845,367)	11,556,312

Net change in cash and cash equivalents	(22,118,220)	19,658,247
Cash and cash equivalents beginning of period	58,212,569	43,019,884
Cash and cash equivalents end of period	$36,094,349	$62,678,131

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

March 31, 2023

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023.

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

Marex Capital Markets, Inc. (“Marex”) and StoneX Financial Inc. (“StoneX”) serve as the Funds’ clearing brokers to execute and clear futures contracts and provide other brokerage-related services. Marex and StoneX are each registered as futures commission merchants (“FCM”) with the U.S. CFTC and are members of the NFA. The clearing brokers are registered as broker-dealers with the SEC and are each a member of FINRA. Marex and StoneX are each clearing members of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar, and Wheat Futures Contracts E D & F Man is paid $11.00 per round turn. StoneX is paid $2.50 per round turn exclusive of pass-through fees for the exchange and the NFA. These expenses are recognized on a per-trade basis. The half-turn is recognized as an unrealized loss on the statements of operations for contracts that have been purchased since the change in recognition, and a full turn is recognized as a realized loss on the statements of operations when a contract is sold. A summary of these expenses can be found under the heading, Brokerage Commissions.

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

	Three months ended March 31, 2023	Three months ended March 31, 2022
Amount Recognized for Custody Services	$3,441	$5,542
Amount of Custody Services Waived	$-	$-

Amount Recognized for Distribution Services	$3,266	$5,589
Amount of Distribution Services Waived	$-	$3,962

Amount Recognized for Wilmington Trust	$-	$-
Amount of Wilmington Trust Waived	$-	$-

Amount Recognized for Thales	$1,848	$8,729
Amount of Thales Waived	$-	$-

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

Brokerage Commissions

the Sponsor recognizes the expense for brokerage commissions for futures contract trades on a per-trade basis. The below table shows the amounts included on the statements of operations as total brokerage commissions paid inclusive of unrealized loss for the three months ended March 31, 2023 and 2022.

SOYB
Three months ended March 31, 2023	$6,340
Three months ended March 31, 2022	$6,521

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2020 to 2022, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2023 and for the years ended December 31, 2022, 2021, and 2020. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three months ended March 31, 2023 and 2022.

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

	March 31, 2023	December 31, 2022
Money Market Funds	$13,647,372	$25,631,042
Demand Deposit Savings Accounts	5,198,144	5,143,495
Commercial Paper	17,248,833	27,438,032
Total cash and cash equivalents as presented on the Statement of Assets and Liabilities	$36,094,349	$58,212,569

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

	Three months ended March 31, 2023	Three months ended March 31, 2022
Recognized Related Party Transactions	$50,267	$77,433
Waived Related Party Transactions	$-	$24,967

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

SOYB
Three months ended March 31, 2023	$-
Three months ended March 31, 2022	$51,416

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

On March 31, 2023 and December 31, 2022, in the opinion of the Trust and the Fund, the reported value at the close of the market for each commodity contract fairly reflected the value of the futures and no alternative valuations were required. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

For the three months ended March 31, 2023 and year ended December 31, 2022, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) issued ASU 2023-01, related to Leases – (Topic 842). The response to concerns about applying Topic 842 to related party arrangements between entities under common control. The update was adopted early for the quarter ended March 31, 2023; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2022-03, related to fair value measurement (Topic 820) of equity securities subject to contractual sale restrictions. Under the clarified guidance, contractual restrictions on the sale of an equity security are not considered part of the unit of account of the equity security and, therefore, are not considered in measuring fair value, however they do require disclosures. The amendment was adopted for the quarter ended June 30, 2022; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of March 31, 2023 and December 31, 2022:

March 31, 2023

				Balance as of
Assets:	Level 1	Level 2	Level 3	March 31, 2023
Cash Equivalents	$30,896,205	$-	$-	$30,896,205

				Balance as of
Liabilities	Level 1	Level 2	Level 3	March 31, 2023
Commodity Futures Contracts
Soybean futures contracts	$1,179,272	$-	$-	$1,179,272

December 31, 2022

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2022
Cash Equivalents	$53,069,074	$-	$-	$53,069,074
Commodity Futures Contracts
Soybean futures contracts	2,520,370	-	-	2,520,370
Total	$55,589,444	$-	$-	$55,589,444

For the three months ended March 31, 2023 and year ended December 31, 2022, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the three months ended March 31, 2023 and year ended December 31, 2022, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk, and held by the FCMs, Marex and StoneX as of March 31, 2023, and December 31, 2022.

*The amount of collateral presented in Collateral, Due from Broker, is limited to the liability for the futures contracts and accordingly does not include the excess collateral pledged.

Offsetting of Financial Liabilities and Derivative Liabilities as of March 31, 2023

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity Price
Soybean futures contracts	$1,179,272	$-	$1,179,272	$-	$1,179,272	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2022

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Soybean futures contracts	$2,520,370	$-	$2,520,370	$-	$-	$2,520,370

The following is a summary of realized and unrealized gains and losses of the derivative instruments utilized by the Fund:

Three months ended March 31, 2023

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Soybean futures contracts	$1,067,543	$(3,699,642)

Three months ended March 31, 2022

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Soybean futures contracts	$7,052,701	$914,717

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $42.6 million and $56.8 million respectively for the three months ended March 31, 2023 and for the three months ended March 31, 2022.

Note 6 – Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the three months ended March 31, 2023 and 2022. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended
	March 31, 2023	March 31, 2022
Per Share Operation Performance
Net asset value at beginning of period	$28.50	$22.77
Income from investment operations:
Investment income	0.31	0.01
Net realized and unrealized (loss) gain on commodity futures contracts	(1.47)	4.12
Total expenses, net	(0.15)	(0.14)
Net (decrease) increase in net asset value	(1.31)	3.99
Net asset value at end of period	$27.19	$26.76
Total Return	-4.61%	17.52%
Ratios to Average Net Assets (Annualized)
Total expenses	2.18%	2.58%
Total expenses, net	2.18%	2.20%
Net investment income (loss)	2.28%	-1.99%

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

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended March 31, 2023 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund.

TEUCRIUM SUGAR FUND

STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Cash and cash equivalents	$26,132,337	$22,977,480
Interest receivable	47,388	30,669
Other assets	19,960	2,965
Equity in trading accounts:
Commodity futures contracts	3,966,018	911,329
Due from broker	-	447,801
Total equity in trading accounts	3,966,018	1,359,130
Total assets	30,165,703	24,370,244

Liabilities
Management fee payable to Sponsor	23,789	20,912
Other liabilities	1,222	1,845
Equity in trading accounts:
Commodity futures contracts	-	85,128
Due to broker	2,101,900	-
Total equity in trading accounts	2,101,900	85,128
Total liabilities	2,126,911	107,885

Net assets	$28,038,792	$24,262,359

Shares outstanding	2,450,004	2,550,004

Shares authorized	*	*

Net asset value per share	$11.44	$9.51

Market value per share	$11.38	$9.53

* On April 7, 2022, the Teucrium Sugar Fund registered an indeterminate number of shares of the Fund pursuant to Rule 456(d) under the Securities Act of 1933.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

SCHEDULE OF INVESTMENTS

March 31, 2023

(Unaudited)

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X	4.653%	$8,587,035	$8,587,035	30.63%	8,587,035
Goldman Sachs Financial Square Government Fund - Institutional Class	4.724%	4,476,460	4,476,460	15.96	4,476,460
Total Money Market Funds		$13,063,495	$13,063,495	46.59%

	Maturity				Percentage of	Principal
	Date	Yield	Cost	Fair Value	Net Assets	Amount
Commercial Paper
Crown Castle Inc.	April 25, 2023	5.335%	$2,485,417	$2,491,250	8.89%	2,500,000
HP Inc.	April 28, 2023	4.980%	2,480,264	2,490,813	8.88	2,500,000
Oracle Corporation	May 5, 2023	5.346%	2,484,658	2,487,581	8.87	2,500,000
Walgreens Boots Alliance, Inc.	April 10, 2023	5.031%	2,481,094	2,496,906	8.91	2,500,000
Total Commercial Paper			$9,931,433	$9,966,550	35.55%
Total Cash Equivalents				$23,030,045	82.14%

	Number of		Percentage of	Notional Amount
	Contracts	Fair Value	Net Assets	(Long Exposure)
Commodity futures contracts
United States sugar futures contracts
ICE sugar futures JUL23	404	$1,892,609	6.75%	$9,877,638
ICE sugar futures OCT23	350	749,653	2.67	8,416,240
ICE sugar futures MAR24	409	1,323,756	4.72	9,761,685
Total commodity futures contracts		$3,966,018	14.14%	$28,055,563

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

TEUCRIUM SUGAR FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2023	March 31, 2022
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain on commodity futures contracts	$1,339,448	$70,161
Net change in unrealized appreciation on commodity futures contracts	3,139,817	907,742
Interest income	271,449	10,698
Total income	4,750,714	988,601

Expenses
Management fees	61,338	54,606
Professional fees	69,929	32,764
Distribution and marketing fees	34,816	47,970
Custodian fees and expenses	1,036	2,275
Business permits and licenses fees	2,491	8,217
General and administrative expenses	613	4,208
Total expenses	170,223	150,040

Expenses waived by the Sponsor	-	(28,866)

Total expenses, net	170,223	121,174

Net income	$4,580,491	$867,427

Net gain per share	$1.93	$0.39
Net gain per weighted average share	$1.87	$0.36
Weighted average shares outstanding	2,446,948	2,421,393

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2023	March 31, 2022
Operations
Net income	$4,580,491	$867,427
Capital transactions
Issuance of Shares	5,458,637	6,487,310
Redemption of Shares	(6,262,695)	(4,697,940)
Total capital transactions	(804,058)	1,789,370
Net change in net assets	3,776,433	2,656,797

Net assets, beginning of period	$24,262,359	$22,834,664

Net assets, end of period	$28,038,792	$25,491,461

Net asset value per share at beginning of period	$9.51	$9.23

Net asset value per share at end of period	$11.44	$9.62

Creation of Shares	525,000	700,000
Redemption of Shares	625,000	525,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2023	March 31, 2022
Cash flows from operating activities:
Net income	$4,580,491	$867,427
Adjustments to reconcile net income to net cash provided by operating activities:
Net change in unrealized (appreciation) on commodity futures contracts	(3,139,817)	(907,742)
Changes in operating assets and liabilities:
Due from broker	447,801	535,983
Interest receivable	(16,719)	(508)
Other assets	(16,995)	(10,845)
Due to broker	2,101,900	525,266
Management fee payable to Sponsor	2,877	420
Other liabilities	(623)	7,752
Net cash provided by operating activities	3,958,915	1,017,753

Cash flows from financing activities:
Proceeds from sale of Shares	5,458,637	6,487,310
Redemption of Shares	(6,262,695)	(4,697,940)
Net cash (used in) provided by financing activities	(804,058)	1,789,370

Net change in cash and cash equivalents	3,154,857	2,807,123
Cash and cash equivalents beginning of period	22,977,480	21,332,902
Cash and cash equivalents end of period	$26,132,337	$24,140,025

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

March 31, 2023

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023.

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

Marex Capital Markets, Inc. (“Marex”) and StoneX Financial Inc. (“StoneX”) serve as the Funds’ clearing brokers to execute and clear the futures contracts and provide other brokerage-related services. Marex and StoneX are each registered as futures commission merchants (“FCM”) with the U.S. CFTC and are members of the NFA. The clearing brokers are registered as broker-dealers with the SEC and are each a member of FINRA. Marex and StoneX are each clearing members of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar, and Wheat Futures Contracts Marex is paid $11.00 per round turn. StoneX is paid $2.50 per round turn exclusive of pass-through fees for the exchange and the NFA. These expenses are recognized on a per-trade basis. The half-turn is recognized as an unrealized loss on the statements of operations for contracts that have been purchased since the change in recognition, and a full turn is recognized as a realized loss on the statements of operations when a contract is sold. A summary of these expenses can be found under the heading, Brokerage Commissions.

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

	Three months ended March 31, 2023	Three months ended March 31, 2022
Amount Recognized for Custody Services	$1,036	$2,275
Amount of Custody Services Waived	$-	$-

Amount Recognized for Distribution Services	$1,548	$2,507
Amount of Distribution Services Waived	$-	$1,852

Amount Recognized for Wilmington Trust	$-	$-
Amount of Wilmington Trust Waived	$-	$-

Amount Recognized for Thales	$846	$4,272
Amount of Thales Waived	$-	$-

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

Brokerage Commissions

The Sponsor recognizes the expense for brokerage commissions for futures contract trades on a per-trade basis. The below table shows the amounts included on the statements of operations as total brokerage commissions paid inclusive of unrealized loss for the three months ended March 31, 2023 and 2022.

CANE
Three months ended March 31, 2023	$6,055
Three months ended March 31, 2022	$6,196

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2020 to 2022, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2023 and for the years ended December 31, 2022, 2021, and 2020. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three months ended March 31, 2023 and 2022.

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

	March 31, 2023	December 31, 2022
Money Market Funds	$13,063,495	$9,920,499
Demand Deposit Savings Accounts	3,102,292	3,069,677
Commercial Paper	9,966,550	9,987,304
Total cash and cash equivalents as presented on the Statement of Assets and Liabilities	$26,132,337	$22,977,480

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

	Three months ended March 31, 2023	Three months ended March 31, 2022
Recognized Related Party Transactions	$23,761	$36,129
Waived Related Party Transactions	$-	$6,782

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

CANE
Three months ended March 31, 2023	$-
Three months ended March 31, 2022	$28,866

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

On March 31, 2023 and December 31, 2022, in the opinion of the Trust and the Fund, the reported value of the Sugar Futures Contracts traded on the ICE fairly reflected the value of the Sugar Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

For the three months ended March 31, 2023 and year ended December 31, 2022, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) issued ASU 2023-01, related to Leases – (Topic 842). The response to concerns about applying Topic 842 to related party arrangements between entities under common control. The update was adopted early for the quarter ended March 31, 2023; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2022-03, related to fair value measurement (Topic 820) of equity securities subject to contractual sale restrictions. Under the clarified guidance, contractual restrictions on the sale of an equity security are not considered part of the unit of account of the equity security and, therefore, are not considered in measuring fair value, however they do require disclosures. The amendment was adopted for the quarter ended June 30, 2022; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of March 31, 2023 and December 31, 2022:

March 31, 2023

				Balance as of
Assets:	Level 1	Level 2	Level 3	March 31, 2023
Cash Equivalents	$23,030,045	$-	$-	$23,030,045
Commodity Futures Contracts
Sugar futures contracts	3,966,018	-	-	3,966,018
Total	$26,996,063	$-	$-	$26,996,063

December 31, 2022

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2022
Cash Equivalents	$19,907,803	$-	$-	$19,907,803
Sugar futures contracts	911,329	-	-	911,329
Total	$20,819,132	$-	$-	$20,819,132

				Balance as of
Liabilities	Level 1	Level 2	Level 3	December 31, 2022
Sugar futures contracts	$85,128	$-	$-	$85,128

For the three months ended March 31, 2023 and year ended December 31, 2022, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value – Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the three months ended March 31, 2023 and year ended December 31, 2022, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk, and held by the FCMs, Marex and StoneX as of March 31, 2023, and December 31, 2022.

*The amount of collateral presented in Collateral, Due from Broker, is limited to the liability for the futures contracts and accordingly does not include the excess collateral pledged.

Offsetting of Financial Assets and Derivative Assets as of March 31, 2023

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Sugar futures contracts	$3,966,018	$-	$3,966,018	$-	$2,101,900	$1,864,118

Offsetting of Financial Assets and Derivative Assets as of December 31, 2022

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Sugar futures contracts	$911,329	$-	$911,329	$85,128	$-	$826,201

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2022

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity Price
Sugar futures contracts	$85,128	$-	$85,128	$85,128	$-	$-

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Three months ended March 31, 2023

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Sugar futures contracts	$1,339,448	$3,139,817

Three months ended March 31, 2022

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Sugar futures contracts	$70,161	$907,742

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held were $25.7 million and $21.4 million respectively for the three months ended March 31, 2023 and for the three months ended March 31, 2022.

Note 6 – Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the three months ended March 31, 2023 and 2022. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended
	March 31, 2023	March 31, 2022
Per Share Operation Performance
Net asset value at beginning of period	$9.51	$9.23
Income (loss) from investment operations:
Investment income	0.11	-
Net realized and unrealized gain on commodity futures contracts	1.89	0.44
Total expenses, net	(0.07)	(0.05)
Net increase in net asset value	1.93	0.39
Net asset value at end of period	$11.44	$9.62
Total Return	20.28%	4.26%
Ratios to Average Net Assets (Annualized)
Total expenses	2.78%	2.75%
Total expenses, net	2.78%	2.22%
Net investment income (loss)	1.65%	-2.02%

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

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended March 31, 2023 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than those noted below:

The total net assets of the Fund increased by $12,317,902, or 44%, for the period March 31, 2023 to May 9, 2023. This was driven by a 19% increase in the shares outstanding and a 21% increase in the NAV/share.

TEUCRIUM WHEAT FUND

STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Cash and cash equivalents	$159,574,487	$209,730,825
Interest receivable	92,892	92,540
Other assets	740	3,468
Equity in trading accounts:
Commodity futures contracts	729,576	3,160,732
Due from broker	39,128,541	48,610,031
Total equity in trading accounts	39,858,117	51,770,763
Total assets	199,526,236	261,597,596

Liabilities
Payable for shares redeemed	-	5,988,825
Management fee payable to Sponsor	149,764	210,795
Other liabilities	111,102	45,099
Equity in trading accounts:
Commodity futures contracts	26,042,244	26,380,838
Total liabilities	26,303,110	32,625,557

Net assets	$173,223,126	$228,972,039

Shares outstanding	24,525,004	28,675,004

Shares authorized	*	*

Net asset value per share	$7.06	$7.99

Market value per share	$7.06	$7.98

* On March 9, 2022, the Teucrium Wheat Fund registered an indeterminate number of shares of the Fund pursuant to Rule 456(d) under the Securities Act of 1933.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

SCHEDULE OF INVESTMENTS

March 31, 2023

(Unaudited)

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X	4.653%	$11,163,188	$11,163,188	6.44%	11,163,188
Goldman Sachs Financial Square Government Fund - Institutional Class	4.724%	71,176,464	71,176,464	41.09	71,176,464
Total money market funds		$82,339,652	$82,339,652	47.53%

Commercial Paper
Brookfield Infrastructure Holdings (Canada) Inc.	April 18, 2023	5.147%	$4,936,875	$4,988,076	2.88%	5,000,000
Brookfield Infrastructure Holdings (Canada) Inc.	June 1, 2023	5.194%	2,472,730	2,478,396	1.43	2,500,000
Conagra Brands, Inc.	April 14, 2023	5.074%	4,978,472	4,990,972	2.88	5,000,000
Crown Castle Inc.	April 25, 2023	5.335%	2,485,417	2,491,250	1.44	2,500,000
Dollar General Corporation	May 15, 2023	5.599%	2,479,757	2,483,195	1.43	2,500,000
EIDP, Inc.	May 15, 2023	5.186%	2,480,521	2,484,417	1.44	2,500,000
EIDP, Inc.	May 17, 2023	5.018%	2,473,981	2,484,251	1.43	2,500,000
FMC Corporation	April 21, 2023	5.527%	2,488,667	2,492,445	1.44	2,500,000
FMC Corporation	April 27, 2023	5.693%	4,975,889	4,979,778	2.88	5,000,000
Glencore Funding LLC	April 3, 2023	4.874%	2,483,667	2,499,333	1.44	2,500,000
Harley-Davidson Financial Services, Inc.	April 3, 2023	5.098%	2,475,646	2,499,304	1.44	2,500,000
Harley-Davidson Financial Services, Inc.	April 6, 2023	5.187%	2,479,105	2,498,229	1.44	2,500,000
HP Inc.	April 24, 2023	4.979%	4,962,570	4,984,348	2.88	5,000,000
HP Inc.	April 28, 2023	4.980%	2,480,264	2,490,813	1.44	2,500,000
Jabil Inc.	April 6, 2023	5.377%	2,494,111	2,498,160	1.44	2,500,000
Marriott International, Inc.	April 24, 2023	4.934%	2,485,825	2,492,238	1.44	2,500,000
Oracle Corporation	May 5, 2023	5.346%	2,484,658	2,487,581	1.44	2,500,000
Stanley Black & Decker, Inc.	April 28, 2023	5.074%	4,978,472	4,981,250	2.88	5,000,000
Walgreens Boots Alliance, Inc.	April 10, 2023	5.031%	4,962,188	4,993,813	2.88	5,000,000
Walgreens Boots Alliance, Inc.	April 12, 2023	5.037%	2,485,533	2,496,211	1.44	2,500,000
Total Commercial Paper			$64,544,348	$64,794,060	37.41%
Total Cash Equivalents				$147,133,712	84.94%

	Number of		Percentage of	Notional Amount
	Contracts	Fair Value	Net Assets	(Long Exposure)
Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures SEP23	1,450	$729,576	0.42%	$51,964,375

	Number of		Percentage of	Notional Amount
Description: Liabilities	Contracts	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures JUL23	1,718	$4,253,891	2.45%	$60,516,550
CBOT wheat futures DEC23	1,653	21,788,353	12.58	60,706,425
Total commodity futures contracts		$26,042,244	15.03%	$121,222,975

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

TEUCRIUM WHEAT FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2023	March 31, 2022
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized (loss) gain on commodity futures contracts	$(23,358,733)	$38,006,567
Net change in unrealized depreciation on commodity futures contracts	(2,092,562)	(36,851,362)
Interest income	2,080,146	94,809
Total (loss) income	(23,371,149)	1,250,014

Expenses
Management fees	481,218	437,168
Professional fees	104,985	131,352
Distribution and marketing fees	544,062	255,429
Custodian fees and expenses	75,710	6,996
Business permits and licenses fees	4,812	12,963
General and administrative expenses	29,485	14,297
Total expenses	1,240,272	858,205

Expenses waived by the Sponsor	-	(85,856)

Total expenses, net	1,240,272	772,349

Net (loss) income	$(24,611,421)	$477,665

Net (loss) gain per share	$(0.93)	$2.45
Net (loss) gain per weighted average share	$(0.94)	$0.03
Weighted average shares outstanding	26,265,282	19,052,226

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2023	March 31, 2022
Operations
Net (loss) income	$(24,611,421)	$477,665
Capital transactions
Issuance of Shares	5,864,698	528,479,185
Redemption of Shares	(37,002,190)	(111,939,200)
Total capital transactions	(31,137,492)	416,539,985
Net change in net assets	(55,748,913)	417,017,650

Net assets, beginning of period	$228,972,039	$75,621,587

Net assets, end of period	$173,223,126	$492,639,237

Net asset value per share at beginning of period	$7.99	$7.38

Net asset value per share at end of period	$7.06	$9.83

Creation of Shares	825,000	51,025,000
Redemption of Shares	4,975,000	11,150,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2023	March 31, 2022
Cash flows from operating activities:
Net (loss) income	$(24,611,421)	$477,665
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Net change in unrealized depreciation on commodity futures contracts	2,092,562	36,851,362
Changes in operating assets and liabilities:
Due from broker	9,481,490	(81,975,541)
Interest receivable	(352)	(22,287)
Other assets	2,728	970
Due to broker	-	(213,708)
Payable for purchases of commercial paper	-	17,487,493
Management fee payable to Sponsor	(61,031)	238,949
Other liabilities	66,003	32,562
Net cash used in operating activities	(13,030,021)	(27,122,535)

Cash flows from financing activities:
Proceeds from sale of Shares	5,864,698	528,479,185
Redemption of Shares	(42,991,015)	(111,939,200)
Net cash (used in) provided by financing activities	(37,126,317)	416,539,985

Net change in cash and cash equivalents	(50,156,338)	389,417,450
Cash and cash equivalents, beginning of period	209,730,825	72,841,616
Cash and cash equivalents, end of period	$159,574,487	$462,259,066

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

March 31, 2023

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023.

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

Marex Capital Markets, Inc. (“Marex”) and StoneX Financial Inc. (“StoneX”) serve as the Funds’ clearing brokers to execute and clear futures contracts and provide other brokerage-related services. Marex and StoneX are each registered as futures commission merchants (“FCM”) with the U.S. CFTC and are members of the NFA. The clearing brokers are registered as broker-dealers with the SEC and are each a member of FINRA. Marex and StoneX are each clearing members of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar, and Wheat Futures Contracts Marex is paid $11.00 per round turn. StoneX is paid $2.50 per round turn exclusive of pass-through fees for the exchange and the NFA. These expenses are recognized on a per-trade basis. The half-turn is recognized as an unrealized loss on the statements of operations for contracts that have been purchased since the change in recognition, and a full turn is recognized as a realized loss on the statements of operations when a contract is sold. A summary of these expenses can be found under the heading, Brokerage Commissions.

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

	Three months ended March 31, 2023	Three months ended March 31, 2022
Amount Recognized for Custody Services	$75,710	$6,996
Amount of Custody Services Waived	$-	$-

Amount Recognized for Distribution Services	$21,576	$12,374
Amount of Distribution Services Waived	$-	$6,180

Amount Recognized for Wilmington Trust	$-	$-
Amount of Wilmington Trust Waived	$-	$-

Amount Recognized for Thales	$12,409	$12,178
Amount of Thales Waived	$-	$12,178

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

Brokerage Commissions

The Sponsor recognizes the expense for brokerage commissions for futures contract trades on a per-trade basis. The below table shows the amounts included on the statements of operations as total brokerage commissions paid inclusive of unrealized loss for the three months ended March 31, 2023 and 2022.

WEAT
Three months ended March 31, 2023	$21,746
Three months ended March 31, 2022	$81,009

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2020 to 2022, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2023 and for the years ended December 31, 2022, 2021 and 2020. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three months ended March 31, 2023 and 2022.

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

	March 31, 2023	December 31, 2022
Money Market Funds	$82,339,652	$99,826,276
Demand Deposit Savings Accounts	12,440,775	12,309,984
Commercial Paper	64,794,060	97,594,565
Total cash and cash equivalents as presented on the Statement of Assets and Liabilities	$159,574,487	$209,730,825

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

	Three months ended March 31, 2023	Three months ended March 31, 2022
Recognized Related Party Transactions	$328,187	$173,803
Waived Related Party Transactions	$-	$30,000

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

WEAT
Three months ended March 31, 2023	$-
Three months ended March 31, 2022	$85,856

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

On March 31, 2023 and December 31, 2022, in the opinion of the Trust and the Fund, the reported value of the Wheat Futures Contracts traded on the CBOT fairly reflected the value of the Wheat Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

For the three months ended March 31, 2023 and year ended December 31, 2022, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) issued ASU 2023-01, related to Leases – (Topic 842). The response to concerns about applying Topic 842 to related party arrangements between entities under common control. The update was adopted early for the quarter ended March 31, 2023; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2022-03, related to fair value measurement (Topic 820) of equity securities subject to contractual sale restrictions. Under the clarified guidance, contractual restrictions on the sale of an equity security are not considered part of the unit of account of the equity security and, therefore, are not considered in measuring fair value, however they do require disclosures. The amendment was adopted for the quarter ended June 30, 2022; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of March 31, 2023 and December 31, 2022:

March 31, 2023

				Balance as of
Assets:	Level 1	Level 2	Level 3	March 31, 2023
Cash Equivalents	$147,133,712	$-	$-	$147,133,712
Commodity Futures Contracts
Wheat futures contracts	729,576	-	-	729,576
Total	$147,863,288	$-	$-	$147,863,288

				Balance as of
Liabilities	Level 1	Level 2	Level 3	March 31, 2023
Commodity Futures Contracts
Wheat futures contracts	$26,042,244	$-	$-	$26,042,244

December 31, 2022

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2022
Cash Equivalents	$197,420,841	$-	$-	$197,420,841
Commodity Futures Contracts
Wheat futures contracts	3,160,732	-	-	3,160,732
Total	$200,581,573	$-	$-	$200,581,573

				Balance as of
Liabilities	Level 1	Level 2	Level 3	December 31, 2022
Wheat futures contracts	$26,380,838	$-	$-	$26,380,838

For the three months ended March 31, 2023 and year ended December 31, 2022, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the three months ended March 31, 2023 and for the year ended December 31, 2022, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk, and held by the FCMs, Marex and StoneX as of March 31, 2023 and December 31, 2022.

*The amount of collateral presented in Collateral, Due from Broker, is limited to the liability for the futures contracts and accordingly does not include the excess collateral pledged.

Offsetting of Financial Assets and Derivative Assets as of March 31, 2023

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Wheat futures contracts	$729,576	$-	$729,576	$729,576	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of March 31, 2023

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity Price
Wheat futures contracts	$26,042,244	$-	$26,042,244	$729,576	$25,312,668	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2022

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Wheat futures contracts	$3,160,732	$-	$3,160,732	$3,160,732	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2022

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity Price
Wheat futures contracts	$26,380,838	$-	$26,380,838	$3,160,732	$23,220,106	$-

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Three months ended March 31, 2023

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Wheat futures contracts	$(23,358,733)	$(2,092,562)

Three months ended March 31, 2022

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Wheat futures contracts	$38,006,567	$(36,851,362)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $185.9 million and $233.4 million respectively, for the three months ended March 31, 2023 and for the three months ended March 31, 2022.

Note 6 – Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the three months ended March 31, 2023 and 2022. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended
	March 31, 2023	March 31, 2022
Per Share Operation Performance
Net asset value at beginning of period	$7.99	$7.38
Income (loss) from investment operations:
Investment income	0.08	-
Net realized and unrealized (loss) gain on commodity futures contracts	(0.96)	2.49
Total expenses, net	(0.05)	(0.04)
Net (decrease) increase in net asset value	(0.93)	2.45
Net asset value at end of period	$7.06	$9.83
Total Return	-11.55%	33.21%
Ratios to Average Net Assets (Annualized)
Total expenses	2.58%	1.96%
Total expenses, net	2.58%	1.77%
Net investment income (loss)	1.76%	-1.55%

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

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended March 31, 2023 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Cash equivalents	$14,562	$4,716
Interest receivable	47	32
Other assets	7,822	622
Equity in trading accounts:
Investments in securities, at fair value (cost $33,649,811 and $39,425,287 as of March 31, 2023 and December 31, 2022, respectively)	33,358,096	39,572,698
Total assets	33,380,527	39,578,068

Liabilities
Other liabilities	5,408	2,823

Net assets	$33,375,119	$39,575,245

Shares outstanding	1,075,002	1,262,502

Shares authorized	*	*

Net asset value per share	$31.05	$31.35

Market value per share	$31.04	$31.32

* On April 7, 2022, the Teucrium Agricultural Fund registered an indeterminate number of shares of the Fund pursuant to Rule 456(d) under the Securities Act of 1933.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

SCHEDULE OF INVESTMENTS

March 31, 2023

(Unaudited)

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Exchange-traded funds
Teucrium Corn Fund			$8,234,742	24.67%	325,829
Teucrium Soybean Fund			8,232,255	24.67	302,780
Teucrium Sugar Fund			8,529,328	25.56	745,284
Teucrium Wheat Fund			8,361,771	25.05	1,183,867
Total exchange-traded funds		$33,649,811	$33,358,096	99.95%

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X	4.653%	$14,562	$14,562	0.04%	14,562

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

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2023	March 31, 2022
Income
Realized and unrealized gain (loss) on trading of securities:
Realized (loss) gain on securities	$(60,094)	$718,623
Net change in unrealized (depreciation)/appreciation on securities	(439,126)	1,759,385
Interest income	112	18
Total (loss) income	(499,108)	2,478,026

Expenses
Professional fees	75,512	17,251
Distribution and marketing fees	39,209	33,917
Custodian fees and expenses	7,070	193
Business permits and licenses fees	8,313	8,875
General and administrative expenses	3,438	2,583
Total expenses	133,542	62,819

Expenses waived by the Sponsor	(125,494)	(55,003)

Total expenses, net	8,048	7,816

Net (loss) income	$(507,156)	$2,470,210

Net (loss) gain per share	$(0.30)	$5.44
Net (loss) gain per weighted average share	$(0.43)	$4.23
Weighted average shares outstanding	1,177,085	584,585

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2023	March 31, 2022
Operations
Net (loss) income	$(507,156)	$2,470,210
Capital transactions
Issuance of Shares	-	18,955,620
Redemption of Shares	(5,692,970)	(6,396,069)
Total capital transactions	(5,692,970)	12,559,551
Net change in net assets	(6,200,126)	15,029,761

Net assets, beginning of period	$39,575,245	$14,179,655

Net assets, end of period	$33,375,119	$29,209,416

Net asset value per share at beginning of period	$31.35	$27.01

Net asset value per share at end of period	$31.05	$32.45

Creation of Shares	-	587,500
Redemption of Shares	187,500	212,500

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2023	March 31, 2022
Cash flows from operating activities:
Net (loss) income	$(507,156)	$2,470,210
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Net change in unrealized depreciation/(appreciation) on securities	439,126	(1,759,385)
Changes in operating assets and liabilities:
Net sale (purchase) of investments in securities	5,775,476	(13,269,181)
Interest receivable	(15)	(15)
Net receivable for investments sold	-	(3,260,269)
Other assets	(7,200)	30
Other liabilities	2,585	(92)
Net cash provided by (used in) operating activities	5,702,816	(15,818,702)

Cash flows from financing activities:
Proceeds from sale of Shares	-	18,955,620
Redemption of Shares	(5,692,970)	(3,135,229)
Net cash (used in) provided by financing activities	(5,692,970)	15,820,391

Net change in cash equivalents	9,846	1,689
Cash equivalents, beginning of period	4,716	4,801
Cash equivalents, end of period	$14,562	$6,490

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

March 31, 2023

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023.

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

Marex Capital Markets, Inc. (“Marex”) and StoneX Financial Inc. (“StoneX”) serve as the Underlying Funds’ clearing brokers to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. Marex and StoneX are each registered as futures commission merchants (“FCM”) with the U.S. CFTC and are members of the NFA. The clearing brokers are registered as broker-dealers with the SEC and are each a member of FINRA. Marex and StoneX are each clearing members of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar, and Wheat Futures Contracts Marex is paid $11.00 per round turn. StoneX is paid $2.50 per round turn exclusive of pass-through fees for the exchange and the NFA. These expenses are recognized on a per-trade basis. The half-turn is recognized as an unrealized loss on the statements of operations for contracts that have been purchased since the change in recognition, and a full turn is recognized as a realized loss on the statements of operations when a contract is sold. A summary of these expenses can be found under the heading, Brokerage Commissions.

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

	Three months ended March 31, 2023	Three months ended March 31, 2022
Amount Recognized for Custody Services	$7,070	$193
Amount of Custody Services Waived	$7,070	$193

Amount Recognized for Distribution Services	$2,262	$1,717
Amount of Distribution Services Waived	$2,262	$1,717

Amount Recognized for Wilmington Trust	$-	$-
Amount of Wilmington Trust Waived	$-	$-

Amount Recognized for Thales	$1,293	$2,690
Amount of Thales Waived	$1,293	$2,690

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2020 to December 31, 2022, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. This policy has been applied to all existing tax positions upon the Fund’s initial adoption. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2023 and for the years ended December 31, 2022, 2021 and 2020. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three months ended March 31, 2023 and 2022.

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

Cash Equivalents

Cash equivalents are highly liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short term maturities. The Fund has these balances of its assets on deposit with banks. Assets deposited with a financial institution may, at times, exceed federally insured limits. TAGS had a balance of $14,562 and $4,716 in money market funds at March 31, 2023 and December 31, 2022, respectively; these balances are included in cash equivalents on the statements of assets and liabilities.

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

	Three months ended March 31, 2023	Three months ended March 31, 2022
Recognized Related Party Transactions	$34,473	$24,847
Waived Related Party Transactions	$23,865	$21,134

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

TAGS
Three months ended March 31, 2023	$125,494
Three months ended March 31, 2022	$55,003

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) issued ASU 2023-01, related to Leases – (Topic 842). The response to concerns about applying Topic 842 to related party arrangements between entities under common control. The update was adopted early for the quarter ended March 31, 2023; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2022-03, related to fair value measurement (Topic 820) of equity securities subject to contractual sale restrictions. Under the clarified guidance, contractual restrictions on the sale of an equity security are not considered part of the unit of account of the equity security and, therefore, are not considered in measuring fair value, however they do require disclosures. The amendment was adopted for the quarter ended June 30, 2022; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

On March 31, 2023 and December 31, 2022, the reported value at the close of the market for each commodity futures contract of the Underlying Funds fairly reflected the value of the futures and no alternative valuations were required.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of March 31, 2023 and December 31, 2022:

March 31, 2023

				Balance as of
Assets:	Level 1	Level 2	Level 3	March 31, 2023
Exchange Traded Funds	$33,358,096	$-	$-	$33,358,096
Cash Equivalents	14,562	-	-	14,562
Total	$33,372,658	$-	$-	$33,372,658

December 31, 2022

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2022
Exchange Traded Funds	$39,572,698	$-	$-	$39,572,698
Cash Equivalents	4,716	-	-	4,716
Total	$39,577,414	$-	$-	$39,577,414

For the three months ended March 31, 2023 and year ended December 31, 2022, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the three months ended March 31, 2023 and 2022. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended
	March 31, 2023	March 31, 2022
Per Share Operation Performance
Net asset value at beginning of period	$31.35	$27.01
Income (loss) from investment operations:
Net realized and unrealized (loss) gain on investment transactions	(0.29)	5.45
Total expenses, net	(0.01)	(0.01)
Net (decrease) increase in net asset value	(0.30)	5.44
Net asset value at end of period	$31.05	$32.45
Total Return	-0.96%	20.16%
Ratios to Average Net Assets (Annualized)
Total expenses	1.49%	1.45%
Total expenses, net	0.09%	0.18%
Net investment loss	-0.09%	-0.18%

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

Note 7 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended March 31, 2023 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund.

HASHDEX BITCOIN FUTURES ETF

STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Cash and cash equivalents	$1,230,033	$701,969
Interest receivable	5,085	2,961
Capital shares receivable	367,689	-
Equity in trading accounts:
Cryptocurrency futures contracts	157,620	29,152
Due from broker	446,873	337,049
Total equity in trading accounts	604,493	366,201
Total assets	2,207,300	1,071,131

Liabilities
Management fee payable to Sponsor	1,276	868

Net assets	$2,206,024	$1,070,263

Shares outstanding	60,004	50,004

Shares authorized	*	*

Net asset value per share	$36.76	$21.40

Market value per share	$36.80	$21.39

* On September 14, 2022, the Hashdex Bitcoin Futures ETF registered an indeterminate number of shares of the Fund pursuant to Rule 456(d) under the Securities Act of 1933.

The accompanying notes are an integral part of these financial statements.

HASHDEX BITCOIN FUTURES ETF

SCHEDULE OF INVESTMENTS

March 31, 2023

(Unaudited)

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X	4.653%	$1,230,033	$1,230,033	55.76%	1,230,033

	Number of		Percentage of	Notional Amount
	Contracts	Fair Value	Net Assets	(Long Exposure)
Cryptocurrency futures contracts
United States CME Bitcoin futures contracts
CME Bitcoin futures APR23	8	$157,462	7.14%	$1,149,600
CME Bitcoin futures MAY23	7	158	0.01	1,011,850
Total cryptocurrency futures contracts		$157,620	7.15%	$2,161,450

The accompanying notes are an integral part of these financial statements.

HASHDEX BITCOIN FUTURES ETF

STATEMENTS OF OPERATIONS

(Unaudited)

Three months ended
March 31, 2023
Income
Realized and unrealized gain (loss) on trading of cryptocurrency futures contracts:
Realized gain on cryptocurrency futures contracts	$629,551
Net change in unrealized appreciation on cryptocurrency futures contracts	128,468
Interest income	13,448
Total gain	771,467

Expenses
Management fees	3,395
Professional fees	58,820
Distribution and marketing fees	1,362
Custodian fees and expenses	259
Business permits and licenses fees	10,129
Total expenses	73,965

Expenses waived by the Sponsor	(70,570)

Total expenses, net	3,395

Net income	$768,072

Net gain per share	$15.36
Net gain per weighted average share	$15.36
Weighted average shares outstanding	50,004

The accompanying notes are an integral part of these financial statements.

HASHDEX BITCOIN FUTURES ETF

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

Three months ended
March 31, 2023
Operations
Net income	$768,072
Capital transactions
Issuance of Shares	367,689
Redemption of Shares	-
Total capital transactions	367,689
Net change in net assets	1,135,761

Net assets, beginning of period	$1,070,263

Net assets, end of period	$2,206,024

Net asset value per share at beginning of period	$21.40

Net asset value per share at end of period	$36.76

Creation of Shares	10,000
Redemption of Shares	-

The accompanying notes are an integral part of these financial statements.

HASHDEX BITCOIN FUTURES ETF

STATEMENTS OF CASH FLOWS

(Unaudited)

Three months ended
March 31, 2023
Cash flows from operating activities:
Net income	$768,072
Adjustments to reconcile net income to net cash provided by operating activities:
Net change in unrealized appreciation on cryptocurrency futures contracts	(128,468)
Changes in operating assets and liabilities:
Due from broker	(109,824)
Interest receivable	(2,124)
Management fee payable to Sponsor	408
Net cash provided by operating activities	528,064

Net change in cash and cash equivalents	528,064
Cash and cash equivalents beginning of period	701,969
Cash and cash equivalents end of period	$1,230,033

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

March 31, 2023

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results through March 31, 2023 are not necessarily indicative of the results to be expected from the full year ended  December 31, 2023.

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

StoneX Financial Inc. (“StoneX”) and Phillip Capital Inc. (“Phillip Capital”) serve as the Fund’s clearing brokers to execute futures contracts and provide other brokerage-related services. StoneX and Phillip Capital are each registered as futures commission merchants (“FCM”) with the U.S. CFTC and are members of the NFA. The clearing brokers are registered as broker-dealers with the SEC and are each a member of FINRA. StoneX and Phillip Capital are each clearing members of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. StoneX is paid 10.00 - $25.00 per half-turn exclusive of pass through fees for the exchange, and the NFA.  Phillip Capital is paid $35.00 - $45.00 per half-turn exclusive of pass through fees for the exchange, the NFA, execution fees and platform and exchange data fees.  A summary of these expenses is included below.

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

Three months ended March 31, 2023
Amount Recognized for Custody Services	$259
Amount of Custody Services Waived	$259

Amount Recognized for Distribution Services	$60
Amount of Distribution Services Waived	$60

Amount Recognized for Wilmington Trust	$-
Amount of Wilmington Trust Waived	$-

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

Brokerage Commissions

The Sponsor recognizes the expense for brokerage commissions for futures contract trades on a per-trade basis. The below table shows the amounts included on the statements of operations as total brokerage commissions paid inclusive of unrealized loss for the quarter ended  March 31, 2023.

DEFI
Three months ended March 31, 2023	$609

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

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of a  March 31, 2023.

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

Cash Equivalents

Cash equivalents are highly liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short-term maturities. The Fund has these balances of its assets on deposit with banks. Assets deposited with a financial institution may, at times, exceed federally insured limits. DEFI had a balance of $1,230,033 in money market funds at March 31, 2023; these balances are included in cash equivalents on the statements of assets and liabilities.

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

DEFI
Three months ended March 31, 2023	$70,570

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) issued ASU 2023-01, related to Leases – (Topic 842). The response to concerns about applying Topic 842 to related party arrangements between entities under common control. The update was adopted early for the quarter ended March 31, 2023; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

On March 31, 2023 and December 31, 2022, the reported value at the close of the market for each cryptocurrency contract fairly reflected the value of the futures and no alternative valuations were required.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of March 31, 2023 and December 31, 2022:

March 31, 2023

				Balance as of
Assets:	Level 1	Level 2	Level 3	March 31, 2023
Cash Equivalents	$1,230,033	$-	$-	$1,230,033
Cryptocurrency Futures Contracts
Bitcoin futures contracts	157,620	-	-	157,620
Total	$1,387,653	$-	$-	$1,387,653

December 31, 2022

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2022
Cash Equivalents	$701,969	$-	$-	$701,969
Bitcoin futures contracts	29,152	-	-	29,152
Total	$731,121	$-	$-	$731,121

For the three months ended March 31, 2023 and year ended December 31, 2022, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the quarter ended  March 31, 2023, the Fund invested only in cryptocurrency futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk, and held by the FCMs, StoneX as of March 31, 2023.

*The amount of collateral presented in Collateral, Due from Broker, is limited to the liability for the futures contracts and accordingly does not include the excess collateral pledged.

Offsetting of Financial Liabilities and Derivative Liabilities as of March 31, 2023

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Cryptocurrency Price
Bitcoin futures contracts	$157,620	$-	$157,620	$-	$-	$157,620

Offsetting of Financial Assets and Derivative Assets as of December 31, 2022

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Cryptocurrency Price
Bitcoin futures contracts	$29,152	$-	$29,152	$-	$-	$29,152

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of cryptocurrency futures contracts categorized by primary underlying risk:

Three months ended   March 31, 2023

	Realized Gain on Cryptocurrency Futures Contracts	Net Change in Unrealized Appreciation on Cryptocurrency Futures Contracts
Cryptocurrency Price
Bitcoin futures Contracts	$629,551	$128,468

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $1.7 million for the three months ended  March 31, 2023.

Note 6 – Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the three months ended  March 31, 2023. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

Three months ended
March 31, 2023
Per Share Operation Performance
Net asset value at beginning of period	$21.40
Income (loss) from investment operations:
Investment income	0.27
Net realized and unrealized gain on cryptocurrency futures contracts	15.16
Total expenses, net	(0.07)
Net increase in net asset value	15.36
Net asset value at end of period	$36.76
Total Return	71.79%
Ratios to Average Net Assets (Annualized)
Total expenses	20.48%
Total expenses, net	0.94%
Net investment income	2.78%

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

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended March 31, 2023 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund.

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

Each Benchmark is rebalanced periodically to ensure that each of the Benchmark Component Futures Contracts is weighted in the same proportion as in the investment objective for each Fund. The following tables reflect the March 31, 2023, Benchmark Component Futures Contracts weights for each of the Funds, the contract held is identified by the generally accepted nomenclature of contract month and year, which may differ from the month in which the contract expires:

CORN Benchmark Component Futures Contracts	Notional Value	Weight (%)
CBOT Corn Futures (1,278 contracts, JUL23)	$40,640,400	35%
CBOT Corn Futures (1,200 contracts, SEP23)	34,635,000	30
CBOT Corn Futures (1,423 contracts, DEC23)	40,306,475	35

Total at March 31, 2023	$115,581,875	100%

SOYB Benchmark Component Futures Contracts	Notional Value	Weight (%)

CBOT Soybean Futures (180 contracts, JUL23)	$13,279,500	35%
CBOT Soybean Futures (173 contracts, NOV23)	11,415,838	30
CBOT Soybean Futures (214 contracts, NOV24)	13,334,875	35

Total at March 31, 2023	$38,030,213	100%

CANE Benchmark Component Futures Contracts	Notional Value	Weight (%)

ICE Sugar Futures (404 contracts, JUL23)	$9,877,638	35%
ICE Sugar Futures (350 contracts, OCT23)	8,416,240	30
ICE Sugar Futures (409 contracts, MAR24)	9,761,685	35

Total at March 31, 2023	$28,055,563	100%

WEAT Benchmark Component Futures Contracts	Notional Value	Weight (%)

CBOT Wheat Futures (1,718 contracts, JUL23)	$60,516,550	35%
CBOT Wheat Futures (1,450 contracts, SEP23)	51,964,375	30
CBOT Wheat Futures (1,653 contracts, DEC23)	60,706,425	35

Total at March 31, 2023	$173,187,350	100%

TAGS Benchmark Component Futures Contracts	Fair Value	Weight (%)
Shares of Teucrium Corn Fund (325,829 shares)	$8,234,742	25%
Shares of Teucrium Soybean Fund (302,780 shares)	8,232,255	25
Shares of Teucrium Wheat Fund (1,183,867 shares)	8,361,771	25
Shares of Teucrium Sugar Fund (745,284 shares)	8,529,328	25

Total at March 31, 2023	$33,358,096	100%

DEFI Benchmark Component Futures Contracts	Notional Value	Weight (%)
CME Bitcoin Futures (8 contracts, APR23)	$1,149,600	53%
CME Bitcoin Futures (7 contracts, MAY23)	1,011,850	47

Total at March 31, 2023	$2,161,450	100%

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

The Funds seek to earn interest and other income (“interest income”) from cash equivalents that it purchases and, on the cash it holds through the Custodian or other financial institutions. The Sponsor anticipates that the interest income will increase the NAV of each Fund. The Funds apply the interest income to the acquisition of additional investments or use it to pay its expenses. If the Fund reinvests the earned interest income, it makes investments that are consistent with its investment objectives as disclosed. Any cash equivalent invested by a Fund will have original maturity dates of three and nine months or less at inception. Any cash equivalent invested by a Fund will be deemed by the Sponsor to be of investment grade quality. As of March 31, 2023, available cash balances in each of the Funds were invested in the First American Government Obligations Fund – Class X, Goldman Sachs Financial Square Government Fund, in demand deposits at Capital One, and in commercial paper with maturities of ninety days or less. Additionally, the CORN, SOYB, CANE, WEAT and DEFI Funds may invest a portion of the amount of funds required to be deposited with the FCM as initial margin in U.S. Treasury obligations with time to maturity of 90 days or less. The obligations are purchased and held in the respective Fund accounts through the FCM.

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

Performance Summary

This report covers the periods from January 1 to March 31, 2023 for CORN, SOYB, CANE, WEAT, TAGS and DEFI. Total expenses are presented both gross and net of any expenses waived or paid by the Sponsor that would have been incurred by the Funds (“expenses waived by the Sponsor”).

CORN Per Share Operation Performance
Net asset value at beginning of period	$26.90
Income from investment operations:
Investment income	0.28
Net realized and unrealized loss on commodity futures contracts	(1.77)
Total expenses	(0.14)
Net decrease in net asset value	(1.63)
Net asset value end of period	$25.27
Total Return	-6.03%
Ratios to Average Net Assets (Annualized)
Total expenses	2.13%
Total expenses, net	2.13%
Net investment income (loss)	2.29%

SOYB Per Share Operation Performance
Net asset value at beginning of period	$28.50
Income from investment operations:
Investment income	0.31
Net realized and unrealized loss on commodity futures contracts	(1.47)
Total expenses	(0.15)
Net decrease in net asset value	(1.31)
Net asset value at end of period	$27.19
Total Return	-4.61%
Ratios to Average Net Assets (Annualized)
Total expenses	2.18%
Total expenses, net	2.18%
Net investment income (loss)	2.28%

CANE Per Share Operation Performance
Net asset value at beginning of period	$9.51
Income from investment operations:
Investment income	0.11
Net realized and unrealized loss on commodity futures contracts	1.89
Total expenses	(0.07)
Net decrease in net asset value	1.93
Net asset value at end of period	$11.44
Total Return	20.28%
Ratios to Average Net Assets (Annualized)
Total expenses	2.78%
Total expenses, net	2.78%
Net investment income (loss)	1.65%

WEAT Per Share Operation Performance
Net asset value at beginning of period	$7.99
Income from investment operations:
Investment income	0.08
Net realized and unrealized loss on commodity futures contracts	(0.96)
Total expenses	(0.05)
Net decrease in net asset value	(0.93)
Net asset value at end of period	$7.06
Total Return	(11.55)%
Ratios to Average Net Assets (Annualized)
Total expenses	2.58%
Total expenses, net	2.58%
Net investment income (loss)	1.76%

TAGS Per Share Operation Performance
Net asset value at beginning of period	$31.35
Income from investment operations:
Net realized and unrealized loss on investment transactions	(0.29)
Total expenses	(0.01)
Net decrease in net asset value	(0.30)
Net asset value at end of period	$31.05
Total Return	(0.96)%
Ratios to Average Net Assets (Annualized)
Total expenses	1.49%
Total expenses, net	0.09%
Net investment loss	(0.09)%

DEFI Per Share Operation Performance
Net asset value at beginning of period	$21.40
Income from investment operations:
Investment income	0.27
Net realized and unrealized gain on cryptocurrency futures contracts	15.16
Total expenses	(0.07)
Net increase in net asset value	15.36
Net asset value at end of period	$36.76
Total Return	71.79%
Ratios to Average Net Assets (Annualized)
Total expenses	20.48%
Total expenses, net	0.94%
Net investment income	2.78%

Past performance of a Fund is not necessarily indicative of future performance.

Results of Operations

The following includes a section for each Fund of the Trust.

The discussion below addresses the material changes in the results of operations for the three months ended March 31, 2023 compared to the same period in 2022. The following includes a section for each Fund of the Trust for the periods in which each Fund was in operation. CORN, SOYB, WEAT, CANE and TAGS each operated for the entirety of all periods. For DEFI, the commencement of operations was September 15, 2022 and will not have a comparative first quarter in 2022.

Total expenses for the current and comparative periods are presented both gross and net of any expenses waived or paid by the Sponsor that would have been incurred by the Funds (“expenses waived by the Sponsor”). For all expenses waived in 2022 and 2023, the Sponsor has determined that no reimbursement will be sought in future periods. “Total expenses, net” is after the impact of any expenses waived by the Sponsor, are presented in the same manner as previously reported. There is, therefore, no impact to or change in the Net gain or Net loss in any period for the Trust and each Fund as a result of this change in presentation.

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

On March 31, 2023, the Corn Fund held a total of 3,901 CBOT Corn Futures contracts with a notional value of $115,581,875. The contracts had an asset fair value of $798,350 and a liability fair value of $5,479,015. The weighting of the notional value of the contracts is as follows: (1) 35% to the JUL23 contracts, the second to expire CBOT Corn Futures Contract, (2) 30% to SEP23 CBOT contracts, the third to expire CBOT Corn Futures Contract, and (3) 35% to DEC23 CBOT contracts, the CBOT Corn Futures Contract expiring in the December following the expiration month of the third to expire contract.

	Quarter Ending	Quarter Ending	Year Ending
	March 31, 2023	March 31, 2022	December 31, 2022
Total Net Assets	$115,625,057	$222,124,501	$152,638,405
Shares Outstanding	4,575,004	8,175,004	5,675,004
Net Asset Value per share	$25.27	$27.17	$26.90
Closing Price	$25.23	$27.16	$26.93

Total net assets for the Fund decreased year over year by 48%, driven by a combination of a decrease in total shares outstanding of 3,600,000 shares or 44% and a decrease in the NAV per share of $1.90 or 7%. The net assets for the Fund decreased by 24% when comparing March 31, 2023, to December 31, 2022. The change in total net assets year over year, in the opinion of management, was generally due to a combination of the depreciation of commodity prices and investor out-flows which was driven by the war in Ukraine, supply disruptions and rising crop input costs.

For the Three Months Ended March 31, 2023, compared to the Three Months Ended March 31, 2022

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
Average daily total net assets	$133,376,850	$212,104,084
Net realized and unrealized (loss) gain on futures contracts	$(9,568,295)	$36,463,311
Interest income earned on cash equivalents	$1,454,236	$86,625
Annualized interest yield based on average daily total net assets	1.09%	0.04%
Net (Loss) Income	$(8,813,753)	$35,775,955
Weighted average share outstanding	5,145,004	6,366,671
Management Fees	$328,874	$378,281
Total gross fees and other expenses excluding management fees	$370,820	$520,077
Brokerage Commissions	$17,270	$31,239
Expenses waived by the Sponsor	$-	$(124,377)
Total gross expense ratio	2.13%	2.37%
Total expense ratio net of expenses waived by the Sponsor	2.13%	2.05%
Net investment gain (loss)	2.29%	(1.82)%
Creation of Shares	75,000	2,950,000
Redemption of Shares	1,175,000	375,000

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

The increase in interest and other income year over year was due to an increase in net assets and an increase in Federal Fund Rates. As a result, the amount of interest income earned as a percentage of average daily total net assets was higher in the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The Fund seeks to earn interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper. These interest rate levels may be lower or higher than the projected interest rates stated in the prospectuses and thus will impact your breakeven point.

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

The decrease in total gross fees and other expenses excluding management fees for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was generally due to the allocation of expenses and total net assets relative to the other Funds. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The increase/decrease in total brokerage commissions for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, was primarily due to an increase/decrease in contracts purchased, liquidated, and rolled. The total brokerage commissions for three months ended March 31, 2023 compared to the same period in 2022 were generally stable.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to March 31, 2023 and serves to illustrate the relative changes of these components.

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

On March 31, 2023, the Fund held a total of 567 CBOT soybean futures contracts with a notional value of $38,030,213. The contracts had a liability fair value of $38,030,213. The weighting of the notional value of the contracts is as follows: (1) 35% to JUL23 CBOT contracts, (2) 30% to NOV23 CBOT contracts, and (3) 35% to NOV24 CBOT contracts.

	Quarter Ending	Quarter Ending	Year Ending
	March 31, 2023	March 31, 2022	December 31, 2022
Total Net Assets	$38,064,500	$64,225,822	$58,429,985
Shares Outstanding	1,400,004	2,400,004	2,050,004
Net Asset Value per share	$27.19	$26.76	$28.50
Closing Price	$27.14	$26.71	$28.50

Total net assets for the Fund decreased year over year by 41%, driven by a combination of a decrease in total shares outstanding of 1,000,000 shares or 42% and by an increase in the NAV per share of $0.43 or 2%. The net assets for the Fund decreased by 35% when comparing March 31, 2023, to December 31, 2022. The change in total net assets year over year, in the opinion of management, was generally due to a combination of a depreciation of commodity prices and investor out-flows which was driven by the war in Ukraine, supply disruptions and rising crop input costs.

For the Three Months Ended March 31, 2023, compared to the Three Months Ended March 31, 2022

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
Average daily total net assets	$46,513,386	$55,039,910
Net realized and unrealized loss on futures contracts	$(2,632,099)	$7,967,418
Interest income earned on cash and cash equivalents	$511,623	$27,836
Annualized interest yield based on average daily total net assets	1.10%	0.05%
Net (Loss) Income	$(2,370,378)	$7,696,885
Weighted average share outstanding	1,668,615	2,128,060
Management Fees	$114,690	$135,715
Total gross fees and other expenses excluding management fees	$135,212	$214,070
Brokerage Commissions	$6,340	$6,521
Expenses waived by the Sponsor	$-	$(51,416)
Total gross expense ratio	2.18%	2.58%
Total expense ratio net of expenses waived by the Sponsor	2.18%	2.20%
Net investment gain (loss)	2.28%	(1.99)%
Creation of Shares	125,000	525,000
Redemption of Shares	775,000	100,000

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

The increase in interest and other income year over year was due to an increase in Federal Fund Rates. As a result, the amount of interest income earned as a percentage of average daily total net assets was higher in the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The Fund seeks to earn interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper. These interest rate levels may be lower or higher than the projected interest rates stated in the prospectuses and thus will impact your breakeven point.

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

The decrease in total gross fees and other expenses excluding management fees for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was generally due to the decrease in average net assets year over year and average net assets relative to the other Funds. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The increase/decrease in total brokerage commissions for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, was primarily due to an increase/decrease in contracts purchased, liquidated, and rolled.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to March 31, 2023 and serves to illustrate the relative changes of these components.

SOYB AUM Analysis
SOYB Shares Outstanding
SOYB AUM
SOYB NAV Per Share
Shares Outstanding (Thousands)
AUM (Million $) & NAV ($ per share)
9000
8000
7000
6000
5000
4000
3000
2000
1000
0
140
120
100
80
60
40
20
0
9/30/2011
12/31/2011
3/31/2012
6/30/2012
9/30/2012
12/31/2012
3/31/2013
6/30/2013
9/30/2013
12/31/2013
3/31/2014
6/30/2014
9/30/2014
12/31/2014
3/31/2015
6/30/2015
9/30/2015
12/31/2015
3/31/2016
6/30/2016
9/30/2016
12/31/2016
3/31/2017
6/30/2017
9/30/2017
12/31/2017
3/31/2018
6/30/2018
9/30/2018
12/31/2018
3/31/2019
6/30/2019
9/30/2019
12/31/2019
3/31/2020
6/30/2020
9/30/2020
12/31/2020
3/31/2021
6/30/2021
9/30/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/31/2022
3/31/2023

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

On March 31, 2023, the Fund held a total of 1,163 ICE sugar futures contracts with a notional value of $28,055,563. The contracts had an asset fair value of $3,966,018. The weighting of the notional value of the contracts is as follows: (1) 35% to the JUL23 ICE No 11 contracts, (2) 30% to the OCT23 ICE No 11 contracts, and (3) 35% to the MAR24 ICE No 11 contracts.

	Quarter Ending	Quarter Ending	Year Ending
	March 31, 2023	March 31, 2022	December 31, 2022
Total Net Assets	$28,038,792	$25,491,461	$24,262,359
Shares Outstanding	2,450,004	2,650,004	2,550,004
Net Asset Value per share	$11.44	$9.62	$9.51
Closing Price	$11.38	$9.65	$9.53

Total net assets for the Fund increased year over year by 10%, driven by a combination of a decrease in total shares outstanding of 200,000 or 8% and an increase in the NAV per share of $1.82 or 19%. The net assets for the Fund increased by 16% when comparing March 31, 2023, to December 31, 2022. This change was, in the opinion of management, due to the stabilization of prices worldwide, strong demand and with modestly higher production which accelerated investor interest.

For the Three Months Ended March 31, 2023, compared to the Three Months Ended March 31, 2022

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
Average daily total net assets	$24,875,934	$22,145,831
Net realized and unrealized gain on futures contracts	$4,479,265	$977,903
Interest income earned on cash and cash equivalents	$271,449	$10,698
Annualized interest yield based on average daily total net assets	1.09%	0.05%
Net Income	$4,580,491	$867,427
Weighted average share outstanding	2,446,948	2,421,393
Management Fees	$61,338	$54,606
Total gross fees and other expenses excluding management fees	$108,885	$95,434
Brokerage Commissions	$6,055	$6,196
Expenses waived by the Sponsor	$-	$(28,866)
Total gross expense ratio	2.78%	2.75%
Total expense ratio net of expenses waived by the Sponsor	2.78%	2.22%
Net investment gain (loss)	1.65%	(2.02)%
Creation of Shares	525,000	700,000
Redemption of Shares	625,000	525,000

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

The increase in interest and other income year over year was due to an increase in net assets and an increase in Federal Fund Rates. As a result, the amount of interest income earned as a percentage of average daily total net assets was higher in the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The Fund seeks to earn interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper. These interest rate levels may be lower or higher than the projected interest rates stated in the prospectuses and thus will impact your breakeven point.

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

The increase/decrease in total gross fees and other expenses excluding management fees for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was generally due to the increase/decrease in average net assets in the period. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The increase/decrease in total brokerage commissions for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, was primarily due to an increase/decrease in contracts purchased, liquidated, and rolled.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to March 31, 2023 and serves to illustrate the relative changes of these components.

CANE AUM Analysis
CANE Shares Outstanding
CANE AUM
CANE NAV Per Share
Shares Outstanding (Thousands)
AUM (Million $) & NAV ($ per share)
0
500
1000
1500
2000
2500
3000
3500
4000
4500
0
5
10
15
20
25
30
35
40
45
9/30/2011
12/31/2011
3/31/2012
6/30/2012
9/30/2012
12/31/2012
3/31/2013
6/30/2013
9/30/2013
12/31/2013
3/31/2014
6/30/2014
9/30/2014
12/31/2014
3/31/2015
6/30/2015
9/30/2015
12/31/2015
3/31/2016
6/30/2016
9/30/2016
12/31/2016
3/31/2017
6/30/2017
9/30/2017
12/31/2017
3/31/2018
6/30/2018
9/30/2018
12/31/2018
3/31/2019
6/30/2019
9/30/2019
12/31/2019
3/31/2020
6/30/2020
9/30/2020
12/31/2020
3/31/2021
6/30/2021
9/30/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/31/2022
3/31/2023

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

On March 31, 2023, the Fund held a total of 4,821 CBOT wheat futures contracts with a notional value of $173,187,350. The contracts had an asset fair value of 729,576 and a liability fair value of $26,042,244. The weighting of the notional value contracts is as follows: (1) 35% to JUL23 CBOT contracts, (2) 30% to SEP23 CBOT contracts, and (3) 35% to DEC23 CBOT contracts.

	Quarter Ending	Quarter Ending	Year Ending
	March 31, 2023	March 31, 2022	December 31, 2022
Total Net Assets	$173,223,126	$492,639,237	$228,972,039
Shares Outstanding	24,525,004	50,125,004	28,675,004
Net Asset Value per share	$7.06	$9.83	$7.99
Closing Price	$7.06	$9.86	$7.98

Total net assets for the Fund decreased year over year by 65%, driven by a combination of a decrease in total shares outstanding of 25,600,000 or 51% and a decrease in the NAV per share of $2.77 or 28%. The net assets for the Fund decreased by 24% when comparing March 31, 2023 to December 31, 2022. The change in total net assets year over year, in the opinion of management, was generally due to a combination of the depreciation of commodity prices and investor out-flows which was driven by the war in Ukraine, supply disruptions and rising crop input costs.

For the Three Months Ended March 31, 2023, compared to the Three Months Ended March 31, 2022

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
Average daily total net assets	$195,160,845	$177,295,819
Net realized and unrealized (loss) gain on futures contracts	$(25,451,295)	$1,155,205
Interest income earned on cash and cash equivalents	$2,080,146	$94,809
Annualized interest yield based on average daily total net assets	1.07%	0.05%
Net (Loss) Income	$(24,611,421)	$477,665
Weighted average share outstanding	26,265,282	19,052,226
Management Fees	$481,218	$437,168
Total gross fees and other expenses excluding management fees	$759,054	$421,037
Brokerage Commissions	$21,746	$81,151
Expenses waived by the Sponsor	$-	$(85,856)
Total gross expense ratio	2.58%	1.96%
Total expense ratio net of expenses waived by the Sponsor	2.58%	1.77%
Net investment gain (loss)	1.76%	(1.55)%
Creation of Shares	825,000	51,025,000
Redemption of Shares	4,975,000	11,150,000

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

The increase in interest and other income year over year was due to an increase in net assets and an increase in Federal Fund Rates. As a result, the amount of interest income earned as a percentage of average daily total net assets was higher in the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The Fund seeks to earn interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper. These interest rate levels may be lower or higher than the projected interest rates stated in the prospectuses and thus will impact your breakeven point.

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

The increase in total gross fees and other expenses excluding management fees for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was generally due to an increase in average net assets relative to the other Funds. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The increase/decrease in total brokerage commissions for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, was primarily due to an increase/decrease in contracts purchased, liquidated, and rolled.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to March 31, 2023 and serves to illustrate the relative changes of these components.

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

On March 31, 2023, the Fund held: 1) 325,829 shares of CORN with a fair value of $8,234,742; 2) 1,183,867 shares of WEAT with a fair value of $8,361,771; 3) 302,780 shares of SOYB with a fair value of $8,232,255; and 4) 745,284 shares of CANE with a fair value of $8,529,328. The weighting on March 31, 2023 was 25% to CORN, 25% to WEAT, 25% to SOYB and 25% to CANE.

	Quarter Ending	Quarter Ending	Year Ending
	March 31, 2023	March 31, 2022	December 31, 2022
Total Net Assets	$33,375,119	$29,209,416	$39,575,245
Shares Outstanding	1,075,002	900,002	1,262,502
Net Asset Value per share	$31.05	$32.45	$31.35
Closing Price	$31.04	$32.52	$31.32

Total net assets for the Fund increased year over year by 14%, driven by a combination of an increase in shares outstanding of 175,500 shares or 19% and a decrease in the NAV per share of $1.40 or 4%. The net assets for the Fund decreased by 16% when comparing March 31, 2023 to December 31, 2022. The change in total net assets year over year, in the opinion of management, was generally due to a combination of appreciation of commodity prices and investor in-flows which was driven by the war in Ukraine, supply disruptions and rising crop input costs. Effective August 2, 2012 through April 9, 2018, the Fund was at 50,002 shares outstanding which represents a minimum number of shares and there could be no further redemptions until additional shares were created.

For the Three Months Ended March 31, 2023, compared to the Three Months Ended March 31, 2022

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
Average daily total net assets	$36,266,530	$17,610,505
Net realized and unrealized gain on securities	$(499,220)	$2,478,008
Interest income earned on cash equivalents	$112	$18
Annualized interest yield based on average daily total net assets	0.00%	0.00%
Net (Loss) Income	$(507,156)	$2,470,210
Weighted average share outstanding	1,177,085	584,585
Total gross fees and other expenses	$133,542	$62,819
Expenses waived by the Sponsor	$(125,494)	$(55,003)
Total gross expense ratio	1.49%	1.45%
Total expense ratio net of expenses waived by the Sponsor	0.09%	0.18%
Net investment loss	(0.09)%	(0.18)%
Creation of Shares	-	587,500
Redemption of Shares	187,500	212,500

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

The increase in total gross fees and other expenses for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was generally due to the increase in average net assets in the period. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to March 31, 2023 and serves to illustrate the relative changes of these components.

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

On March 31, 2023, the Fund held a total of 15 CME bitcoin futures contracts with a notional value of $2,161,450. The contracts had a liability fair value of $157,620. The weighting of the notional value contracts is as follows: (1) 53% to APR23 CME Bitcoin Futures contracts, (2) 47% to MAY23 CME Bitcoin Futures contracts.

Quarter Ending
March 31, 2023
Total Net Assets	$2,206,024
Shares Outstanding	60,004
Net Asset Value per share	$36.76
Closing Price	$36.80

From the commencement of operations (September 15, 2022) through March 31, 2023

Quarter Ending
March 31, 2023
Average daily total net assets	$1,465,004
Net realized and unrealized gain on futures contracts	$758,019
Interest income earned on cash equivalents	$13,448
Annualized interest yield based on average daily total net assets	0.92%
Net Income	$768,072
Weighted average share outstanding	50,004
Management Fees	$3,395
Total gross fees and other expenses excluding management fees	$73,965
Brokerage Commissions	$609
Expenses waived by the Sponsor	$(70,570)
Total gross expense ratio	20.48%
Total expense ratio net of expenses waived by the Sponsor	0.94%
Net investment gain	2.78%
Creation of Shares	10,000
Redemption of Shares	-

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

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to March 31, 2023 and serves to illustrate the relative changes of these components.

DEFI AUM Analysis
DEFI Shares Outstanding
DEFI AUM
DEFI NAV Per Share
Shares Outstanding (Thousands)
AUM (Million $) & NAV ($ per share)
120
100
80
60
40
20
0
40.000
35.000
30.000
25.000
20.000
15.000
10.000
5.000
0.000
36.77
100
30.04690005
30.04240001
24.62
25.75
21.91
21.40359991
50
50
50.004
50.004
50.004
50.004
2.575
1.229
1.095
1.07026561
1.50246519
1.50224017
1.83859237
6/30/2022
7/31/2022
8/31/2022
9/30/2022
10/31/2022
11/30/2022
12/31/2022
1/31/2023
2/28/2023
3/31/2023

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

Market Outlook

The Corn Market

Corn is currently the most widely produced livestock feed grain in the United States. The two largest demands of the United States’ corn crop are used in livestock feed and ethanol production. Corn is also processed into food and industrial products, including starch, sweeteners, corn oil, beverages, and industrial alcohol. The United States Department of Agriculture (“USDA”) publishes weekly, monthly, quarterly, and annual updates for U.S. domestic and worldwide corn production and consumption, and for other grains such as soybeans and wheat which can be used in some cases as a substitute for corn. These reports are available on the USDA’s website, www.usda.gov, at no charge. The outlook provided below is from the April 11, 2023 USDA report.

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

The United States is the world’s leading producer and exporter of corn. For the Crop Year 2022-23, the United States Department of Agriculture (“USDA”) estimates that the U.S. will produce approximately 30% of all the corn globally, of which about 13% will be exported. For 2022-2023, based on the April 11, 2023, USDA reports, global consumption of 1,156 Million Metric Tons (MMT) is expected to be slightly higher than global production of 1,145 MMT. If the global demand for corn is not equal to global supply, this may have an impact on the price of corn. Besides the United States, other principal world corn exporters include Argentina, Brazil, Russia, South Africa, and Ukraine. Major import nations include Mexico, Japan, the European Union (EU), South Korea, Egypt, and parts of Southeast Asia. China’s production at 277 MMT is approximately 7% less than its domestic usage.

According to the USDA, global corn consumption has increased just over 595% from crop years 1960/1961 to 2022/2023 as demonstrated by the graph below and is projected to continue to grow in coming years. Consumption growth is the result of a combination of many factors including: 1) global population growth, which, according to the U.S. Census Department, is estimated to reach 9.7 billion by 2050; 2) a growing global middle class which is increasing the demand for protein and meat-based products globally and most significantly in developing countries; and 3) increased use of biofuels, including ethanol in the United States.

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

The price per bushel of corn in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to February 2023.

On April 11, 2023, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2022-23. The exhibit below provides a summary of historical and current information for United States corn production.

U.S. Corn Supply/Demand Balance
Marketing Year September - August
Million Bushels

											Apr 11 Est.	21-22 to	Apr 11 Est.	22-23 to
											USDA	20-21	USDA	21-22
Crop Year	11-12	12-13	13-14	14-15	15-16	16-17	17-18	18-19	19-20	20-21	21-22	% Change	22-23	% Change
Planted Acres	91.9	97.3	95.4	90.6	88.0	94.0	90.2	88.9	89.7	90.7	93.3	3%	88.6	-5%
Harvested Acres	84.0	87.4	87.5	83.1	80.8	86.7	82.7	81.3	81.3	82.3	85.3	4%	79.2	-7%
Difference	7.9	9.9	7.9	7.5	7.2	7.3	7.5	7.6	8.4	8.4	8.0	-5%	9.4	17%
Yield	147.2	123.1	158.1	171.0	168.4	174.6	176.6	176.4	167.5	171.4	176.7	3%	173.3	-2%

Beginning Stocks	1,128	989	821	1,232	1,731	1,737	2,293	2,140	2,221	1,919	1,235	-36%	1,377	11%
Production	12,360	10,755	13,829	14,216	13,602	15,148	14,609	14,340	13,620	14,111	15,074	7%	13,730	-9%
Imports	29	160	36	32	68	57	36	28	42	24	24	0%	40	67%
Total Supply	13,516	11,904	14,686	15,479	15,401	16,942	16,939	16,509	15,883	16,055	16,333	2%	15,147	-7%

Feed	4,545	4,315	5,040	5,280	5,114	5,470	5,304	5,429	5,900	5,607	5,721	2%	5,275	-8%
Food/Seed/Industrial	6,439	6,038	6,493	6,601	6,648	6,885	7,057	6,793	6,286	6,467	6,764	5%	6,680	-1%
Ethanol for Fuel(incld above)	5,011	4,641	5,124	5,200	5,224	5,432	5,605	5,378	4,857	5,028	5,326	6%	5,250	-1%
Exports	1,543	730	1,920	1,867	1,901	2,294	2,438	2,066	1,777	2,747	2,471	-10%	1,850	-25%
Total Usage	12,527	11,083	13,454	13,748	13,664	14,650	14,798	14,288	13,963	14,821	14,956	1%	13,805	-8%

Ending Stocks (Inventory)	989	821	1,232	1,731	1,737	2,293	2,140	2,221	1,919	1,235	1,377	11%	1,342	-3%

Stocks/Use Ratio	8%	7%	9%	13%	13%	16%	14%	16%	14%	8%	9%	10%	10%	6%
farm Price ($/bushel)	$ 6.22	$ 6.89	$ 4.46	$ 3.70	$ 3.61	$ 3.36	$3.36	$3.61	$3.56	$4.53	$6.00		$6.60

Calculations:
Demand per day (incld expt)¹	34.3	30.4	36.9	37.7	37.4	40.1	40.5	39.1	38.3	40.6	41.0	1%	37.8	-8%
Carry-out days supply	28.8	27.0	33.4	46.0	46.4	57.1	52.8	56.7	50.2	30.4	33.6	10%	35.5	6%
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

The Soybean Market

Global soybean production is concentrated in the U.S., Brazil, Argentina, and China. The United States Department of Agriculture (“USDA”) has estimated that, for the Crop Year 2022-23, the United States will produce approximately 116 MMT of soybeans or approximately 31% of estimated world production, with Brazil production at 154 MMT. Argentina is projected to produce about 27 MMT. For 2022-23, based on the April 11, 2023 USDA report, global consumption of 366 MMT is estimated slightly lower than global production of 370 MMT. If the global demand for soybeans is not equal to global supply, this may have an impact on the price of soybeans. Global soybean consumption may fluctuate year over year due to any number of reasons which may include, but is not limited to, economic conditions, global health concerns, and international trade policy. Soybeans are a staple commodity used pervasively across the globe so that any contractions in consumption may only be temporary as has historically been the case. The USDA publishes weekly, monthly, quarterly, and annual updates for U.S. domestic and worldwide soybean production and consumption. These reports are available on the USDA’s website, www.usda.gov, at no charge. The outlook provided below is from the April 11, 2023 USDA report.

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

Conversely, in the event of a soybean futures market where near to expire contracts trade at a lower price than longer to expire contracts, a situation referred to as “contango,” then absent the impact of the overall movement in soybean prices the value of the Benchmark Component Futures Contracts would tend to decline as they approach expiration. If the prices of soybeans and soybean futures were to decline, for example the Fund would experience the negative impact of contango.

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

The price per bushel of soybeans in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to February 2023.

USDA Historical Price of Soybeans/Bushel by Month
United States
Jan 2007 - Feb 2023
$18.00
$16.00
$14.00
$12.00
$10.00
$8.00
$6.00
$4.00
Jan-07
Jan-08
Jan-09
Jan-10
Jan-11
Jan-12
Jan-13
Jan-14
Jan-15
Jan-16
Jan-17
Jan-18
Jan-19
Jan-20
Jan-21
Jan-22
Jan-23

On April 11, 2023, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2022-23. The exhibit below provides a summary of historical and current information for United States soybean production.

U.S. Soybean Supply/Demand Balance
Marketing Year September - August
Million Bushels

											April 11 Est.	21-22 to	April 11 Est.	22-23 to
											USDA	20-21	USDA	21-22
Crop Year	11-12	12-13	13-14	14-15	15-16	16-17	17-18	18-19	19-20	20-21	21-22	% Change	22-23	% Change
Planted Acres	75.0	77.2	76.8	83.3	82.7	83.5	90.2	89.2	76.1	83.4	87.2	5%	87.5	0%
Harvested Acres	73.8	76.1	76.3	82.6	81.7	82.7	89.5	87.6	74.9	82.6	86.3	4%	86.3	0%
Difference	1.2	1.0	0.5	0.7	1.0	0.8	0.7	1.6	1.2	0.8	0.9	12%	1.2	33%
Yield	41.9	40.0	44.0	47.5	48.0	51.9	49.3	50.6	47.4	51.0	51.7	1%	49.5	-4%

Beginning Stocks	215	169	141	92	191	197	302	438	909	525	257	-51%	274	7%
Production	3,094	3,042	3,358	3,927	3,926	4,296	4,412	4,428	3,552	4,216	4,465	6%	4,276	-4%
Imports	16	41	72	33	24	22	22	14	15	20	16	-20%	15	-6%
Total Supply	3,325	3,252	3,570	4,052	4,140	4,516	4,735	4,880	4,476	4,761	4,738	0%	4,566	-4%

Crushings	1,703	1,689	1,734	1,873	1,886	1,901	2,055	2,092	2,165	2,141	2,204	3%	2,220	1%
Seed, Feed and Residual	89	105	107	146	115	147	109	127	108	97	103	6%	121	17%
Exports	1,365	1,317	1,638	1,842	1,942	2,166	2,134	1,752	1,679	2,266	2,158	-5%	2,015	-7%
Total Usage	3,155	3,111	3,478	3,862	3,944	4,214	4,297	3,971	3,952	4,504	4,464	-1%	4,355	-2%

Ending Stocks (Inventory)	169	141	92	191	197	302	438	909	525	257	274	7%	210	-23%

Stocks/Use Ratio	5.4%	4.5%	2.6%	4.9%	5.0%	7.2%	10.2%	22.9%	13.3%	5.7%	6%	8%	4.8%	-21%
farm Price ($/bushel)	$ 12.50	$ 14.40	$ 13.00	$ 10.10	$ 8.95	$ 9.47	$9.33	$8.48	$8.57	$10.80	$13.30		$14.30

Calculations:
Demand per day (incld expt)¹	8.6	8.5	9.5	10.6	10.8	11.5	11.8	10.9	10.8	12.3	12.2	-1%	11.9	-2%
Carry-out days supply	19.6	16.6	9.7	18.1	18.2	26.2	37.2	83.6	48.5	20.8	22.4	8%	17.6	-21%
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

The Wheat Market

Wheat is used to produce flour, the key ingredient for breads, pasta, crackers, and many other food products, as well as several industrial products such as starches and adhesives. Wheat by-products are used in livestock feeds. Wheat is the principal food grain produced in the United States, and the United States’ output of wheat is typically exceeded only by that of China, the European Union, Russia, and India. The United States Department of Agriculture (“USDA”) estimates that for 2022-23, the principal global producers of wheat will be the EU, Russia, Ukraine, China, India, the United States, Australia, and Canada. The U.S. generates approximately 6% of global production, with approximately 6% of that being exported. For 2022-23, based on the April 11, 2023 USDA report, global consumption of 796 MMT is estimated to be slightly higher than production of 789 MMT. If the global demand of wheat is not equal to global supply, this may have an impact on the price of wheat. Global wheat consumption may fluctuate year over year due to any number of reasons which may include, but is not limited to, economic conditions, global health concerns, international trade policy. Wheat is a staple commodity used pervasively across the globe so that any contractions in consumption may only be temporary as has historically been the case. The USDA publishes weekly, monthly, quarterly, and annual updates for U.S. domestic and worldwide wheat production and consumption. These reports are available on the USDA’s website, www.usda.gov, at no charge. The outlook provided herein is from the April 11, 2023 USDA report.

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

The price per bushel of wheat in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to February 2023.

USDA Historical Price of Wheat/Bushel by Month
United States
Jan 2007 - Feb 2023
$12.00
$11.00
$10.00
$9.00
$8.00
$7.00
$6.00
$5.00
$4.00
$3.00
$2.00
Jan-07
Jan-08
Jan-09
Jan-10
Jan-11
Jan-12
Jan-13
Jan-14
Jan-15
Jan-16
Jan-17
Jan-18
Jan-19
Jan-20
Jan-21
Jan-22
Jan-23

On April 11, 2023, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2022-23. The exhibit below provides a summary of historical and current information for United States wheat production.

U.S. Wheat Supply/Demand Balance
Marketing Year June - May
Million Bushels

											April 11 Est.	21-22 to	April 11 Est.	22-23 to
											USDA	20-21	USDA	21-22
Crop Year	11-12	12-13	13-14	14-15	15-16	16-17	17-18	18-19	19-20	20-21	21-22	% Change	22-23	% Change
Planted Acres	54.4	55.3	56.2	56.8	55.0	50.1	46.1	47.8	45.5	44.5	46.7	5%	45.7	-2%
Harvested Acres	45.7	48.8	45.3	46.4	47.3	43.8	37.6	39.6	37.4	36.8	37.1	1%	35.5	-4%
Difference	8.7	6.5	10.9	10.4	7.7	6.3	8.5	8.2	8.1	7.7	9.6	25%	10.2	6%
Yield	43.7	46.2	47.1	43.7	43.6	52.7	46.4	47.6	51.7	49.7	44.3	-11%	46.5	5%

Beginning Stocks	862	743	718	590	752	976	1,181	1,099	1,080	1,028	845	-18%	698	-17%
Production	1,999	2,252	2,135	2,026	2,062	2,309	1,741	1,885	1,932	1,828	1,646	-10%	1,650	0%
Imports	112	123	173	151	113	118	158	135	104	100	95	-5%	125	32%
Total Supply	2,974	3,118	3,026	2,768	2,927	3,402	3,080	3,119	3,116	2,956	2,587	-12%	2,473	-4%

Food	941	951	955	958	957	949	964	954	962	961	972	1%	975	0%
Seed	76	73	77	79	67	61	63	59	62	64	58	-9%	70	21%
Feed and residual	164	364	228	114	149	160	47	88	95	93	59	-37%	55	-7%
Exports	1,050	1,012	1,176	864	778	1,051	906	937	969	994	800	-20%	775	-3%
Total Usage	2,231	2,400	2,436	2,015	1,951	2,222	1,981	2,039	2,087	2,111	1,888	-11%	1,875	-1%

Ending Stocks (Inventory)	743	718	590	752	976	1,181	1,099	1,080	1,028	845	698	-17%	598	-14%

Stocks/Use Ratio	33.3%	29.7%	24.2%	37.3%	50.0%	53.2%	55.5%	53.0%	49.3%	40.0%	37.0%	-8%	31.9%	-14%
farm Price ($/bushel)	$ 7.24	$ 7.77	$ 6.87	$ 5.99	$ 4.89	$ 3.89	$4.72	$5.16	$4.58	$5.05	$7.63		$8.90

Calculations:
Demand per day (incld expt)¹	6.1	6.6	6.7	5.5	5.3	6.1	5.4	5.6	5.7	5.8	5.2	-11%	5.1	-1%
Carry-out days supply	121.6	108.6	88.4	136.2	182.6	194.0	202.5	193.3	179.8	146.1	134.9	-8%	116.4	-14%
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

3.

Commodity or cryptocurrency futures contracts held by the Funds are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized appreciation or depreciation on commodity or cryptocurrency futures contracts are reflected in the statement of operations as the difference between the original contract amount and the fair market value as of the last business day of the year or as of the last date of the financial statements. Changes in the appreciation or depreciation between periods are reflected in the statement of operations. Interest on cash equivalents and deposits are recognized on an accrual basis. The Funds earn interest on funds held at the custodian or other financial institutions at prevailing market rates for such investments.

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

During the period from January 1, 2023 through March 31, 2023 the average daily change in the NAV of each Fund was within plus/minus 10 percent of the average daily change in the Benchmark of each Fund, as stated in the applicable prospectus for each Fund.

Frequency Distribution of Premiums and Discounts: NAV versus the 4pm Bid/Ask Midpoint on the NYSE Arca.

CORN	Q2 2022	Q3 2022	Q4 2022	Q1 2023	Total
Days at premium	23	19	15	13	70
Days at NAV	6	6	4	4	20
Days at discount	33	39	44	45	161

The performance data above for the Teucrium Corn Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

SOYB	Q2 2022	Q3 2022	Q4 2022	Q1 2023	Total
Days at premium	30	30	29	24	113
Days at NAV	2	10	9	2	23
Days at discount	30	24	25	36	115

The performance data above for the Teucrium Soybean Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

CANE	Q2 2022	Q3 2022	Q4 2022	Q1 2023	Total
Days at premium	26	25	14	30	95
Days at NAV	8	3	8	10	29
Days at discount	28	36	41	22	127

The performance data above for the Teucrium Sugar Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

WEAT	Q2 2022	Q3 2022	Q4 2022	Q1 2023	Total
Days at premium	31	27	12	17	87
Days at NAV	6	16	12	13	47
Days at discount	25	21	39	32	117

The performance data above for the Teucrium Wheat Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

TAGS	Q2 2022	Q3 2022	Q4 2022	Q1 2023	Total
Days at premium	38	25	14	15	92
Days at NAV	4	0	5	6	15
Days at discount	20	39	44	41	144

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

DEFI	Q2 2022	Q3 2022	Q4 2022	Q1 2023	Total
Days at premium	N/A	3	27	2	32
Days at NAV	N/A	4	5	32	41
Days at discount	N/A	7	31	28	66

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

The tables below present a quantitative analysis of hypothetical impact of price decreases and increases in each of the commodity or cryptocurrency futures contracts held by each of the Funds, or the Underlying Funds in the case of TAGS, on the actual holdings and NAV per share as of March 31, 2023. For purposes of this analysis, all futures contracts held by the Funds and the Underlying Funds are assumed to change by the same percentage. In addition, the cash held by the Funds and any management fees paid to the Sponsor are assumed to remain constant and not impact the NAV per share. There may be very slight and immaterial differences, due to rounding, in the tables presented below.

CORN:

	March 31, 2023 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of March 31, 2023	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Corn Futures JUL23	1,278	$6.3600	$40,640,400	$36,576,360	$34,544,340	$32,512,320	$44,704,440	$46,736,460	$48,768,480
CBOT Corn Futures SEP23	1,200	$5.7725	$34,635,000	$31,171,500	$29,439,750	$27,708,000	$38,098,500	$39,830,250	$41,562,000
CBOT Corn Futures DEC23	1,423	$5.6650	$40,306,475	$36,275,828	$34,260,504	$32,245,180	$44,337,123	$46,352,446	$48,367,770
Total CBOT Corn Futures			$115,581,875	$104,023,688	$98,244,594	$92,465,500	$127,140,063	$132,919,156	$138,698,250

Shares outstanding			4,575,004	4,575,004	4,575,004	4,575,004	4,575,004	4,575,004	4,575,004

Net Asset Value per Share attributable directly to CBOT Corn Futures			$25.26	$22.74	$21.47	$20.21	$27.79	$29.05	$30.32
Total Net Asset Value per Share as reported			$25.27
Change in the Net Asset Value per Share				$(2.53)	$(3.79)	$(5.05)	$2.53	$3.79	$5.05

Percent Change in the Net Asset Value per Share				-10.00%	-14.99%	-19.99%	10.00%	14.99%	19.99%

SOYB:

	March 31, 2023 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of March 31, 2023	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Soybean Futures JUL23	180	$14.7550	$13,279,500	$11,951,550	$11,287,575	$10,623,600	$14,607,450	$15,271,425	$15,935,400
CBOT Soybean Futures NOV23	173	$13.1975	$11,415,838	$10,274,254	$9,703,462	$9,132,670	$12,557,421	$13,128,213	$13,699,005
CBOT Soybean Futures NOV24	214	$12.4625	$13,334,875	$12,001,388	$11,334,644	$10,667,900	$14,668,363	$15,335,106	$16,001,850
Total CBOT Soybean Futures			$38,030,213	$34,227,192	$32,325,681	$30,424,170	$41,833,234	$43,734,744	$45,636,255

Shares outstanding			1,400,004	1,400,004	1,400,004	1,400,004	1,400,004	1,400,004	1,400,004

Net Asset Value per Share attributable directly to CBOT Soybean Futures			$27.16	$24.45	$23.09	$21.73	$29.88	$31.24	$32.60
Total Net Asset Value per Share as reported			$27.19
Change in the Net Asset Value per Share				$(2.72)	$(4.07)	$(5.43)	$2.72	$4.07	$5.43

Percent Change in the Net Asset Value per Share				-9.99%	-14.99%	-19.98%	9.99%	14.99%	19.98%

CANE:

	March 31, 2023 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of March 31, 2023	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
ICE #11 Sugar Futures JUL23	404	$0.2183	$9,877,638	$8,889,874	$8,395,992	$7,902,110	$10,865,402	$11,359,284	$11,853,166
ICE #11 Sugar Futures OCT23	350	$0.2147	$8,416,240	$7,574,616	$7,153,804	$6,732,992	$9,257,864	$9,678,676	$10,099,488
ICE #11 Sugar Futures MAR24	409	$0.2131	$9,761,685	$8,785,517	$8,297,432	$7,809,348	$10,737,854	$11,225,938	$11,714,022
Total ICE #11 Sugar Futures			$28,055,563	$25,250,007	$23,847,228	$22,444,450	$30,861,120	$32,263,898	$33,666,676

Shares outstanding			2,450,004	2,450,004	2,450,004	2,450,004	2,450,004	2,450,004	2,450,004

Net Asset Value per Share attributable directly to ICE #11 Sugar Futures			$11.45	$10.31	$9.73	$9.16	$12.60	$13.17	$13.74
Total Net Asset Value per Share as reported			$11.44
Change in the Net Asset Value per Share				$(1.15)	$(1.72)	$(2.29)	$1.15	$1.72	$2.29

Percent Change in the Net Asset Value per Share				-10.01%	-15.01%	-20.01%	10.01%	15.01%	20.01%

WEAT:

	March 31, 2023 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of March 31, 2023	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Wheat Futures JUL23	1,718	$7.0450	$60,516,550	$54,464,895	$51,439,068	$48,413,240	$66,568,205	$69,594,033	$72,619,860
CBOT Wheat Futures SEP23	1,450	$7.1675	$51,964,375	$46,767,938	$44,169,719	$41,571,500	$57,160,813	$59,759,031	$62,357,250
CBOT Wheat Futures DEC23	1,653	$7.3450	$60,706,425	$54,635,783	$51,600,461	$48,565,140	$66,777,068	$69,812,389	$72,847,710
Total CBOT Wheat Futures			$173,187,350	$155,868,616	$147,209,248	$138,549,880	$190,506,086	$199,165,453	$207,824,820

Shares outstanding			24,525,004	24,525,004	24,525,004	24,525,004	24,525,004	24,525,004	24,525,004

Net Asset Value per Share attributable directly to CBOT Wheat Futures			$7.06	$6.36	$6.00	$5.65	$7.77	$8.12	$8.47
Total Net Asset Value per Share as reported			$7.06
Change in the Net Asset Value per Share				$(0.71)	$(1.06)	$(1.41)	$0.71	$1.06	$1.41

Percent Change in the Net Asset Value per Share				-10.00%	-15.00%	-20.00%	10.00%	15.00%	20.00%

TAGS:

	March 31, 2023 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of March 31, 2023	Number of Shares Held	Closing NAV	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value
Teucrium Corn Fund	325,829	$25.2700	$8,234,742	$7,411,268	$6,999,531	$6,587,794	$9,058,216	$9,469,953	$9,881,690
Teucrium Soybean Fund	302,780	$27.1900	$8,232,255	$7,409,030	$6,997,417	$6,585,804	$9,055,481	$9,467,093	$9,878,706
Teucrium Wheat Fund	1,183,867	$7.0600	$8,361,771	$7,525,594	$7,107,505	$6,689,417	$9,197,948	$9,616,037	$10,034,125
Teucrium Sugar Fund	745,284	$11.4400	$8,529,328	$7,676,395	$7,249,929	$6,823,462	$9,382,261	$9,808,727	$10,235,194
Total value of shares of the Underlying Funds			$33,358,096	$30,022,287	$28,354,382	$26,686,477	$36,693,906	$38,361,810	$40,029,715

Shares outstanding			1,075,002	1,075,002	1,075,002	1,075,002	1,075,002	1,075,002	1,075,002

Net Asset Value per Share attributable directly to shares of the Underlying Funds			$31.03	$27.93	$26.38	$24.82	$34.13	$35.69	$37.24
Total Net Asset Value per Share as reported			$31.05
Change in the Net Asset Value per Share				$(3.10)	$(4.65)	$(6.21)	$3.10	$4.65	$6.21

Percent Change in the Net Asset Value per Share				-9.99%	-14.99%	-19.99%	9.99%	14.99%	19.99%

DEFI:

	March 31, 2023 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of March 31, 2023	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CME Bitcoin Futures Apr23	8	$287.4000	$1,149,600	$1,034,640	$977,160	$919,680	$1,264,560	$1,322,040	$1,379,520
CME Bitcoin Futures May23	7	$289.1000	$1,011,850	$910,665	$860,073	$809,480	$1,113,035	$1,163,628	$1,214,220
Total CME Bitcoin Futures			$2,161,450	$1,945,305	$1,837,233	$1,729,160	$2,377,595	$2,485,668	$2,593,740

Shares outstanding			60,004	60,004	60,004	60,004	60,004	60,004	60,004

Net Asset Value per Share attributable directly to CME Bitcoin Futures			$36.02	$32.42	$30.62	$28.82	$39.62	$41.43	$43.23
Total Net Asset Value per Share as reported			$36.76
Change in the Net Asset Value per Share				$(3.60)	$(5.40)	$(7.20)	$3.60	$5.40	$7.20

Percent Change in the Net Asset Value per Share				-9.80%	-14.70%	-19.60%	9.80%	14.70%	19.60%

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

Item 1A. Risk Factors applicable to Funds

As previously disclosed in the prospectus for each Fund, the Sponsor has enhanced specific risk disclosure describing specific risks of current geopolitical events for the commodities markets, each Fund and their investments, position limit constraints, and the FCM placing position constraints due to market volatility. Other than these update, there are no other material changes to those previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed on March 1, 2023.

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

Market fraud and/or manipulation and other fraudulent trading practices such as the intentional dissemination of false or misleading information (e.g., false rumors) can, among other things, lead to a disruption of the orderly functioning of markets, significant market volatility, and cause the value of bitcoin futures to fluctuate quickly and without warning. Depending on the timing of an investor’s purchases and sales of the Fund’s Shares, these pricing anomalies could cause the investor to incur losses.

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

In addition to certain fees paid to the Fund’s service providers, the Fund pays the Sponsor a fee of 0.94% of assets under management per annum, regardless of Fund performance. Over time, the Fund’s assets could be depleted if investment performance does not exceed such fees.

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

3/9/2023	-9.27%	-1.79%	Hawkish Fed, closure of crypto-friendly Silvergate Bank, and potential sale of Silk Road-linked bitcoin prompt investors to sell
5/5/2022	-9.10%	-0.65%	After failing to close back above $40,000 on May 4th, selling accelerated as market participants appear to be testing ~$35,000 for potential support.
8/19/2022	-9.02%	-8.70%

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

9/7/2021	-7.75%	-3.35%	The selling may have been the result of profit taking as Bitcoin futures closed over $50,000 for the first time in the prior session.
3/17/2023	7.61%	6.04%	Bitcoin reaches highest level since summer; investors speculate Fed will pause interest rate increases
2/15/2023	8.57%	2.83%	Price surpasses long-term descending resistance line from all-time high, validates it as support
1/12/2023	8.74%	4.04%	U.S. jobs report (Jan. 6) reveals slower wage growth in December; market anticipates softer Consumer Price Index
1/17/2023	9.90%	1.62%	Bitcoin maintains gains above $20,000 post-long weekend, first time since FTX crypto exchange collapse
3/13/2023	22.24%	17.53%	$160 million in short positions liquidated; investors turn to BTC amid central banking system fragility due to SVB fallout

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

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

From June 9, 2010 (the commencement of operations) through March 31, 2023, 45,700,000 Shares of the Fund were sold at an aggregate offering price of $1,022,918,745. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund from June 9, 2010 (the commencement of operations) through March 31, 2023 in an amount equal to $1,202,286, resulting in net offering proceeds of $1,021,716,459. The offering proceeds were invested in corn futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Teucrium Soybean Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-167590	10,000,000	June 13, 2011
2	333-196210	-	June 30, 2014
3	333-217247	-	May 1, 2017
4	333-223940	5,000,000	April 30, 2018
5	333-241569	15,000,000	August 24, 2020
6	333-263448	Indeterminate Number of Shares	April 7, 2022

From September 19, 2011 (the commencement of the offering) through March 31, 2023, 16,450,000 Shares of the Fund were sold at an aggregate offering price of $301,363,342. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through March 31, 2023 in an amount equal to $254,854, resulting in net offering proceeds of $301,108,488. The offering proceeds were invested in soybean futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Teucrium Sugar Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-167585	10,000,000	June 13, 2011
2	333-196211	-	June 30, 2014
3	333-217248	-	May 1, 2017
4	333-223941	5,000,000	April 30, 2018
5	333-248545	15,000,000	October 2, 2020
6	333-263438	Indeterminate Number of Shares	April 7, 2022

From September 19, 2011 (the commencement of the offering) through March 31, 2023, 11,875,000 Shares of the Fund were sold at an aggregate offering price of $107,056,056. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through March 31, 2023 in an amount equal to $102,715, resulting in net offering proceeds of $106,953,341. The offering proceeds were invested in sugar futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Teucrium Wheat Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-167591	10,000,000	June 13, 2011
2	333-196209	-	June 30, 2014
3	333-212481	25,050,000	July 15, 2016
4	333-230623	30,000,000	April 29, 2019
5	333-263293	Indeterminate Number of Shares	March 9, 2022

From September 19, 2011 (the commencement of the offering) through March 31, 2023, 116,625,000 Shares of the Fund were sold at an aggregate offering price of $1,138,640,420. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through March 31, 2023 in an amount equal to $523,464, resulting in net offering proceeds of $1,138,116,956. The offering proceeds were invested in wheat futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Teucrium Agricultural Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-173691	5,000,000	February 10, 2012
2	333-201953	-	April 30, 2015
3	333-223943	-	April 30, 2018
4	333-254650	-	April 30, 2021
5	333-263450	Indeterminate Number of Shares	April 7, 2022

From March 28, 2012 (the commencement of the offering) through March 31, 2023, 2,287,500 Shares of the Fund were sold at an aggregate offering price of $77,555,646. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through March 31, 2023 in an amount equal to $27,331, resulting in net offering proceeds of $77,528,315. The offering proceeds were invested in Shares of the Underlying Funds and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Hashdex Bitcoin Futures ETF

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-256339	Indeterminate Number of Shares	September 14, 2022

From September 15, 2022 (the commencement of the offering) through March 31, 2023, 110,004 Shares of the Fund were sold at an aggregate offering price of $2,829,029. The offering proceeds were invested in bitcoin futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Issuer Purchases of CORN Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2023	525,000	$ 26.26	N/A	N/A
February 1 to February 28, 2023	175,000	$ 26.14	N/A	N/A
March 1 to March 31, 2023	475,000	$ 24.90	N/A	N/A
Total	1,175,000	$ 25.69

January 1 to March 31, 2023	1,175,000	$ 25.69	N/A	N/A

Issuer Purchases of CANE Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2023	250,000	$ 9.30	N/A	N/A
February 1 to February 28, 2023	100,000	$ 10.01	N/A	N/A
March 1 to March 31, 2023	275,000	$ 10.68	N/A	N/A
Total	625,000	$ 10.02

January 1 to March 31, 2023	625,000	$ 10.02	N/A	N/A

Issuer Purchases of WEAT Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2023	2,525,000	$ 7.54	N/A	N/A
February 1 to February 28, 2023	850,000	$ 7.83	N/A	N/A
March 1 to March 31, 2023	1,600,000	$ 7.07	N/A	N/A
Total	4,975,000	$ 7.44

January 1 to March 31, 2023	4,975,000	$ 7.44	N/A	N/A

Issuer Purchases of SOYB Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2023	450,000	$ 27.75	N/A	N/A
February 1 to February 28, 2023	150,000	$ 28.16	N/A	N/A
March 1 to March 31, 2023	175,000	$ 27.48	N/A	N/A
Total	775,000	$ 27.77

January 1 to March 31, 2023	775,000	$ 27.77	N/A	N/A

Issuer Purchases of TAGS Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2023	75,000	$ 30.34	N/A	N/A
February 1 to February 28, 2023	12,500	$ 31.62	N/A	N/A
March 1 to March 31, 2023	100,000	$ 30.22	N/A	N/A
Total	187,500	$ 30.36

January 1 to March 31, 2023	187,500	$ 30.36	N/A	N/A

Issuer Purchases of DEFI Shares: Nothing to report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

(a) None.

(b) Not Applicable.

Item 6. Exhibits

The following exhibits are filed as part of this report as required under Item 601 of Regulation S-K:

31.1	Certification by the Principal Executive Officer of the Registrant pursuant to Rules 13a-14 and 15d-14 of the Exchange Act. (1)
31.2	Certification by the Principal Financial Officer of the Registrant pursuant to Rules 13a-14 and 15d-14 of the Exchange Act. (1)
32.1	Certification by the Principal Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)
32.2	Certification by the Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1) Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Teucrium Commodity Trust (Registrant)

By:	Teucrium Trading, LLC
its Sponsor

By:	/s/ Cory Mullen-Rusin
Name:	Cory Mullen-Rusin
Chief Financial Officer

Date: May 10, 2023

Teucrium Commodity Trust (Registrant)

By:	Teucrium Trading, LLC
its Sponsor

By:	/s/ Sal Gilbertie
Name:	Sal Gilbertie
Chief Executive Officer

Date: May 10, 2023