Form 10-Q
period 2023-06-30
Teucrium Commodity Trust
filed 2023-08-09
CIK 1471824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2023.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Total Number of Outstanding Shares as of August 8, 2023
Teucrium Corn Fund	4,400,004
Teucrium Sugar Fund	1,700,004
Teucrium Soybean Fund	1,275,004
Teucrium Wheat Fund	29,550,004
Teucrium Agricultural Fund	750,002
Hashdex Bitcoin Futures ETF	50,004

TEUCRIUM COMMODITY TRUST

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Cash and cash equivalents	$311,058,385	$434,062,296
Interest receivable	427,523	317,351
Other assets	86,030	9,069
Capital shares receivable	-	1,344,830
Equity in trading accounts:
Commodity and cryptocurrency futures contracts	1,866,892	8,207,381
Due from broker	51,235,459	61,563,417
Total equity in trading accounts	53,102,351	69,770,798
Total assets	$364,674,289	$505,504,344

Liabilities
Management fee payable to Sponsor	279,519	432,882
Payable for purchases of commercial paper	5,962,734	-
Other liabilities	23,784	78,880
Payable for shares redeemed	1,587,650	10,183,915
Equity in trading accounts:
Commodity and cryptocurrency futures contracts	37,562,733	29,433,069
Total liabilities	45,416,420	40,128,746

Net Assets	$319,257,869	$465,375,598

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED SCHEDULE OF INVESTMENTS

June 30, 2023

(Unaudited)

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X	5.015%	$30,916,840	$30,916,840	9.68%	30,916,840
Goldman Sachs Financial Square Government Fund - Institutional Class	5.022%	87,776,584	87,776,584	27.49	87,776,584
Total money market funds		$118,693,424	$118,693,424	37.17%

	Maturity				Percentage of	Principal
	Date	Yield	Cost	Fair Value	Net Assets	Amount
Commercial Paper
American Electric Power Company, Inc.	August 17, 2023	5.285%	$5,962,734	$5,962,734	1.87%	6,000,000
BASF SE	September 20, 2023	5.352%	4,940,210	4,940,938	1.55	5,000,000
Bayer Corporation	July 10, 2023	5.200%	9,906,319	9,987,225	3.13	10,000,000
Brookfield Infrastructure Holdings (Canada) Inc.	August 2, 2023	5.639%	4,962,298	4,975,378	1.56	5,000,000
Brookfield Infrastructure Holdings (Canada) Inc.	August 9, 2023	5.702%	7,441,667	7,454,500	2.33	7,500,000
CNH Industrial Capital LLC	August 17, 2023	5.396%	12,384,064	12,413,506	3.89	12,500,000
Enbridge (U.S.) Inc.	July 10, 2023	5.317%	9,934,624	9,986,924	3.13	10,000,000
Enbridge (U.S.) Inc.	July 10, 2023	5.317%	4,966,586	4,993,462	1.56	5,000,000
General Motors Financial Company, Inc.	July 5, 2023	5.296%	5,937,600	5,996,534	1.88	6,000,000
General Motors Financial Company, Inc.	July 20, 2023	5.368%	4,948,032	4,986,094	1.56	5,000,000
General Motors Financial Company, Inc.	August 9, 2023	5.397%	4,970,500	4,971,238	1.56	5,000,000
Glencore Funding LLC	July 13, 2023	5.341%	19,827,981	19,965,013	6.25	20,000,000
Harley-Davidson Financial Services, Inc.	July 14, 2023	5.602%	4,954,166	4,990,070	1.56	5,000,000
Harley-Davidson Financial Services, Inc.	August 1, 2023	5.728%	7,400,658	7,463,769	2.34	7,500,000
Harley-Davidson Financial Services, Inc.	August 18, 2023	5.557%	2,480,283	2,481,800	0.78	2,500,000
Jabil Inc.	July 14, 2023	5.587%	1,245,417	1,247,517	0.39	1,250,000
Jabil Inc.	July 28, 2023	5.651%	4,977,606	4,979,150	1.56	5,000,000
Walgreens Boots Alliance, Inc.	July 6, 2023	5.674%	4,972,876	4,996,125	1.56	5,000,000
Walgreens Boots Alliance, Inc.	July 13, 2023	5.707%	4,951,778	4,990,666	1.56	5,000,000
Walgreens Boots Alliance, Inc.	July 14, 2023	5.737%	7,429,626	7,484,752	2.34	7,500,000
WGL Holdings, Inc.	July 11, 2023	5.584%	9,972,500	9,984,723	3.13	10,000,000
Total Commercial Paper			$144,567,525	$145,252,118	45.49%
Total Cash Equivalents				$263,945,542	82.66%

	Number of		Percentage of	Notional Amount
	Contracts	Fair Value	Net Assets	(Long Exposure)
Commodity and Cryptocurrency futures contracts
United States soybean futures contracts
CBOT soybean futures NOV23	197	$51,011	0.02%	$13,231,013
CBOT soybean futures JAN24	167	767,339	0.24	11,245,363

United States sugar futures contracts
ICE sugar futures MAR24	317	772,957	0.24	8,126,865
ICE sugar futures MAY24	287	148,913	0.05	6,955,962

United States CME Bitcoin futures contracts
CME Bitcoin futures JUL23	6	124,509	0.04	920,400
CME Bitcoin futures AUG23	7	2,163	0.00	1,083,425
Total commodity and cryptocurrency futures contracts		$1,866,892	0.59%	$41,563,028

	Number of		Percentage of	Notional Amount
Description: Liabilities	Contracts	Fair Value	Net Assets	(Long Exposure)

Commodity and Cryptocurrency futures contracts
United States corn futures contracts
CBOT corn futures SEP23	1,302	$4,516,994	1.41%	$31,801,350
CBOT corn futures DEC23	1,104	7,636,709	2.39	27,310,200
CBOT corn futures DEC24	1,356	1,273,890	0.40	33,679,650

United States soybean futures contracts
CBOT soybean futures NOV24	206	685,954	0.21	12,429,525

United States sugar futures contracts
ICE sugar futures MAR25	348	97,357	0.03	8,110,906

United States wheat futures contracts
CBOT wheat futures SEP23	1,760	3,721,805	1.04	57,288,000
CBOT wheat futures DEC23	1,471	19,533,670	5.47	49,223,338
CBOT wheat futures DEC24	1,622	96,354	0.03	57,966,225
Total commodity and cryptocurrency futures contracts		$37,562,733	10.98%	$277,809,194

			Percentage of
Exchange-traded funds*	Cost	Fair Value	Net Assets	Shares
Teucrium Corn Fund		$5,612,366	1.76%	252,559
Teucrium Soybean Fund		6,305,393	1.98	230,720
Teucrium Sugar Fund		6,112,821	1.91	481,279
Teucrium Wheat Fund		5,838,773	1.83	903,597
Total exchange-traded funds	$24,739,524	$23,869,353	7.48%

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

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2023	June 30, 2022 (1)	June 30, 2023	June 30, 2022 (1)
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized (loss) gain on commodity and cryptocurrency futures contracts	$(15,950,119)	$26,913,430	$(42,541,244)	$88,611,840
Net change in unrealized depreciation on commodity and cryptocurrency futures contracts	(8,646,874)	(112,660,860)	(14,470,153)	(127,795,433)
Interest income	4,196,821	1,779,555	8,527,835	1,999,541
Total loss	(20,400,172)	(83,967,875)	(48,483,562)	(37,184,052)

Expenses
Management fees	850,264	2,448,692	1,839,779	3,454,462
Professional fees	557,175	399,674	1,003,227	809,527
Distribution and marketing fees	976,404	1,127,864	1,904,116	1,887,941
Custodian fees and expenses	97,437	97,970	217,997	129,490
Business permits and licenses fees	36,511	43,549	71,128	97,375
General and administrative expenses	123,941	151,954	173,083	210,115
Other expenses	-	5	-	5
Total expenses	2,641,732	4,269,708	5,209,330	6,588,915

Expenses waived by the Sponsor	(213,804)	(707,463)	(409,868)	(1,052,981)

Total expenses, net	2,427,928	3,562,245	4,799,462	5,535,934

Net loss	$(22,828,100)	$(87,530,120)	$(53,283,024)	$(42,719,986)

(1) The Hashdex Bitcoin Futures ETF commenced operations on September 15, 2022.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2023	June 30, 2022 (1)
Operations
Net loss	$(53,283,024)	$(42,719,986)
Capital transactions
Issuance of Shares	53,893,829	1,131,712,866
Redemption of Shares	(161,570,696)	(521,991,479)
Net change in the cost of the Underlying Funds	14,842,162	(34,537,072)
Total capital transactions	(92,834,705)	575,184,315

Net change in net assets	(146,117,729)	532,464,329

Net assets, beginning of period	465,375,598	264,276,768

Net assets, end of period	$319,257,869	$796,741,097

(1) The Hashdex Bitcoin Futures ETF commenced operations on September 15, 2022.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2023	June 30, 2022 (1)
Cash flows from operating activities:
Net loss	$(53,283,024)	$(42,719,986)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized appreciation on commodity futures contracts	14,470,153	127,795,433
Changes in operating assets and liabilities:
Due from broker	10,327,958	(140,624,597)
Interest receivable	(110,172)	(339,199)
Other assets	(76,961)	(1,910)
Due to broker	-	(888,877)
Management fee payable to Sponsor	(153,363)	603,919
Payable for purchases of commercial paper	5,962,734	-
Other liabilities	(55,096)	46,587
Net cash used in operating activities	(22,917,771)	(56,128,630)

Cash flows from financing activities:
Proceeds from sale of Shares	55,238,659	1,126,718,346
Redemption of Shares	(170,166,961)	(489,478,139)
Net change in cost of the Underlying Funds	14,842,162	(34,537,072)
Net cash (used in) provided by financing activities	(100,086,140)	602,703,135

Net change in cash and cash equivalents	(123,003,911)	546,574,505
Cash and cash equivalents beginning of period	434,062,296	252,211,943
Cash and cash equivalents end of period	$311,058,385	$798,786,448

(1) The Hashdex Bitcoin Futures ETF commenced operations on September 15, 2022.

The accompanying notes are an integral part of these financial statements.

NOTES TO COMBINED FINANCIAL STATEMENTS

June 30, 2023

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Trust’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three and six months ended June 30, 2023, are not necessarily indicative of the results to be expected for the full year ending December 31, 2023.

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

	Three months ended June 30, 2023	Three months ended June 30, 2022 (1)	Six months ended June 30, 2023	Six months ended June 30, 2022 (1)
Amount Recognized for Custody Services	$97,438	$97,970	$217,997	$129,490
Amount of Custody Services Waived	$9,187	$27,908	$16,516	$28,101

Amount Recognized for Distribution Services	$37,728	$55,129	$76,493	$94,055
Amount of Distribution Services Waived	$2,614	$22,981	$4,936	$42,994

Amount Recognized for Thales	$15,596	$103,062	$37,578	$158,124
Amount of Thales Waived	$966	$58,730	$2,259	$100,791

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

Brokerage Commissions

The Sponsor recognizes the expense for brokerage commissions for futures contract trades on a per-trade basis. The below table shows the amounts included on the combined statements of operations as total brokerage commissions paid inclusive of unrealized loss for the three and six months ended June 30, 2023 and 2022.

	CORN	SOYB	CANE	WEAT	TAGS	DEFI	TRUST
Three months ended June 30, 2023	$13,898	$2,439	$9,899	$22,713	$-	$769	$49,718
Three months ended June 30, 2022 (1)	$102,336	$8,686	$20,341	$198,392	$-	$-	$329,754
Six months ended June 30, 2023	$31,168	$8,779	$15,954	$44,458	$-	$1,377	$101,736
Six months ended June 30, 2022 (1)	$133,575	$15,206	$26,536	$279,543	$-	$-	$454,860

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

The Funds are required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Funds file income tax returns in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2020 to 2022, the Funds remain subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Funds recording a tax liability that reduces net assets. Based on their analysis, the Funds have determined that they have not incurred any liability for unrecognized tax benefits as of June 30, 2023, and for the years ended December 31, 2022, 2021 and 2020. However, the Funds’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

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

The Funds recognize interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three and six months ended June 30, 2023 and 2022.

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

	June 30, 2023	December 31, 2022
Money Market Funds	$118,693,424	$188,640,417
Demand Deposit Savings Accounts	47,112,843	46,061,819
Commercial Paper	145,252,118	199,360,060
Total cash and cash equivalents as presented on the combined Statement of Assets and Liabilities	$311,058,385	$434,062,296

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

	Three months ended June 30, 2023	Three months ended June 30, 2022 (1)	Six months ended June 30, 2023	Six months ended June 30, 2022 (1)
Recognized Related Party Transactions	$731,376	$871,921	$1,322,979	$1,417,630
Waived Related Party Transactions	$44,857	$358,002	$68,722	$479,081

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

	CORN	SOYB	CANE	WEAT	TAGS	DEFI	TRUST
Three months ended June 30, 2023	$-	$-	$-	$-	$152,755	$61,049	$213,804
Three months ended June 30, 2022 (1)	$221,478	$38,146	$49,371	$339,308	$59,160	$-	$707,463
Six months ended June 30, 2023	$-	$-	$-	$-	$278,249	$131,619	$409,868
Six months ended June 30, 2022(1)	$345,855	$89,562	$78,237	$425,164	$114,163	$-	$1,052,981

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

On June 30, 2023 and December 31, 2022, in the opinion of the Trust, the reported value at the close of the market for each commodity and cryptocurrency contract fairly reflected the value of the futures and no alternative valuations were required.

For the three and six months ended June 30, 2023 and year ended December 31, 2022, the Funds did not have any significant transfers between any of the levels of the fair value hierarchy.

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

Note 4 – Fair Value Measurements

The Trust’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Trust’s significant accounting policies in Note 3. The following table presents information about the Trust’s assets and liabilities measured at fair value as of June 30, 2023 and December 31, 2022:

Assets:	Level 1	Level 2	Level 3	Balance as of June 30, 2023
Cash Equivalents	$263,945,542	$-	$-	$263,945,542
Commodity and Cryptocurrency Futures Contracts
Soybean futures contracts	818,350	-	-	818,350
Sugar futures contracts	921,870	-	-	921,870
Bitcoin futures contracts	126,672	-	-	126,672
Total	$265,812,434	$-	$-	$265,812,434

Liabilities	Level 1	Level 2	Level 3	Balance as of June 30, 2023
Commodity and Cryptocurrency Futures Contracts
Corn futures contracts	$13,427,593	$-	$-	$13,427,593
Soybean futures contracts	685,954	-	-	685,954
Sugar futures contracts	97,357	-	-	97,357
Wheat futures contracts	23,351,829	-	-	23,351,829
Total	$37,562,733	$-	$-	$37,562,733

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2022
Cash Equivalents	$388,000,477	$-	$-	$388,000,477
Commodity and Cryptocurrency Futures Contracts
Corn futures contracts	1,585,798	-	-	1,585,798
Soybean futures contracts	2,520,370	-	-	2,520,370
Sugar futures contracts	911,329	-	-	911,329
Wheat futures contracts	3,160,732	-	-	3,160,732
Bitcoin futures contracts	29,152	-	-	29,152
Total	$396,207,858	$-	$-	$396,207,858

Liabilities	Level 1	Level 2	Level 3	Balance as of December 31, 2022
Cash Equivalents
Commodity and Cryptocurrency Futures Contracts
Corn futures contracts	$2,967,103	$-	$-	$2,967,103
Sugar futures contracts	85,128	-	-	85,128
Wheat futures contracts	26,380,838	-	-	26,380,838
Total	$29,433,069	$-	$-	$29,433,069

For the three and six months ended June 30, 2023 and year ended December 31, 2022, the Funds did not have any significant transfers between any of the levels of the fair value hierarchy. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Funds utilize derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Funds’ derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Funds are also subject to additional counterparty risk due to the inability of its counterparties to meet the terms of their contracts. For the three and six months ended June 30, 2023 and year ended December 31, 2022, the Funds invested only in commodity and cryptocurrency futures contracts specifically related to each Fund.

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

The following table also identifies the fair value amounts of derivative instruments included in the combined statements of assets and liabilities as derivative contracts, categorized by primary underlying risk, and held by the FCMs, Marex, and StoneX as of June 30, 2023, and December 31, 2022. The DEFI Fund has an account open at Phillip Capital with no contracts held as of June 30, 2023.

*The amount of collateral presented in Collateral, Due from Broker, is limited to the liability for the futures contracts and accordingly does not include the excess collateral pledged.

Offsetting of Financial Assets and Derivative Assets as of June 30, 2023
	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity and Cryptocurrency Price
Soybean futures contracts	$818,350	$-	$818,350	$685,954	$-	$132,396
Sugar futures contracts	$921,870	$-	$921,870	$97,357	$-	$824,513
Bitcoin futures contracts	$126,672	$-	$126,672	$-	$-	$126,672

Offsetting of Financial Liabilities and Derivative Liabilities as of June 30, 2023
	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity and Cryptocurrency Price
Corn futures contracts	$13,427,593	$-	$13,427,593	$-	$13,427,593	$-
Soybean futures contracts	$685,954	$-	$685,954	$685,954	$-	$-
Sugar futures contracts	$97,357	$-	$97,357	$97,357	$-	$-
Wheat futures contracts	$23,351,829	$-	$23,351,829	$-	$23,351,829	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2022
	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity and Cryptocurrency Price
Corn futures contracts	$1,585,798	$-	$1,585,798	$1,585,798	$-	$-
Soybean futures contracts	$2,520,370	$-	$2,520,370	$-	$-	$2,520,370
Sugar futures contracts	$911,329	$-	$911,329	$85,128	$-	$826,201
Wheat futures contracts	$3,160,732	$-	$3,160,732	$3,160,732	$-	$-
Bitcoin futures contracts	$29,152	$-	$29,152	$-	$-	$29,152

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2022
	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity and Cryptocurrency Price
Corn futures contracts	$2,967,103	$-	$2,967,103	$1,585,798	$1,381,305	$-
Sugar futures contracts	$85,128	$-	$85,128	$85,128	$-	$-
Wheat futures contracts	$26,380,838	$-	$26,380,838	$3,160,732	$23,220,106	$-

The following is a summary of realized and unrealized gains (losses) of the derivative instruments utilized by the Trust:

Three months ended June 30, 2023

	Realized (Loss) Gain on Commodity Futures Contracts	Net Change in Unrealized (Depreciation) Appreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(5,192,445)	$(8,746,928)
Soybeans futures contracts	(1,108,023)	1,311,668
Sugar futures contracts	7,408,174	(3,141,505)
Wheat futures contracts	(17,129,061)	1,960,839
Bitcoin futures Contracts	71,236	(30,948)
Total commodity and cryptocurrency futures contracts	$(15,950,119)	$(8,646,874)

Three months ended June 30, 2022

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$22,454,084	$(47,449,038)
Soybeans futures contracts	2,645,146	(2,827,976)
Sugar futures contracts	401,262	(2,174,684)
Wheat futures contracts	1,412,938	(60,209,162)
Total commodity futures contracts	$26,913,430	$(112,660,860)

Six months ended June 30, 2023

	Realized (Loss) Gain on Commodity Futures Contracts	Net Change in Unrealized (Depreciation) Appreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(11,461,380)	$(12,046,288)
Soybeans futures contracts	(40,479)	(2,387,974)
Sugar futures contracts	8,747,622	(1,688)
Wheat futures contracts	(40,487,794)	(131,723)
Bitcoin futures Contracts	700,787	97,520
Total commodity and cryptocurrency futures contracts	$(42,541,244)	$(14,470,153)

Six months ended June 30, 2022

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$39,023,065	$(27,554,708)
Soybeans futures contracts	9,697,847	(1,913,259)
Sugar futures contracts	471,423	(1,266,942)
Wheat futures contracts	39,419,505	(97,060,524)
Total commodity and cryptocurrency futures contracts	$88,611,840	$(127,795,433)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for the futures contracts held was $324.9 million and $353.6 million respectively for the three and six months ended June 30, 2023 and $902.8 million and $690.9 million respectively for the three and six months ended June 30, 2022.

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

Note 7 – Detail of the net assets and shares outstanding of the Funds that are a series of the Trust

The following are the net assets and shares outstanding of each Fund that is a series of the Trust and, thus, in total, comprise the combined net assets of the Trust:

June 30, 2023

	Outstanding
	Shares	Net Assets
Teucrium Corn Fund	4,175,004	$92,776,876
Teucrium Soybean Fund	1,350,004	36,894,584
Teucrium Sugar Fund	1,825,004	23,179,570
Teucrium Wheat Fund	25,450,004	164,450,547
Hashdex Bitcoin Futures ETF	50,004	1,938,929
Teucrium Agricultural Fund:
Net assets including the investment in the Underlying Funds		23,886,716
Less: Investment in the Underlying Funds		(23,869,353)
Net for the Fund in the combined net assets of the Trust		17,363
Total		$319,257,869

December 31, 2022

	Outstanding
	Shares	Net Assets
Teucrium Corn Fund	5,675,004	$152,638,405
Teucrium Soybean Fund	2,050,004	58,429,985
Teucrium Sugar Fund	2,550,004	24,262,359
Teucrium Wheat Fund	28,675,004	228,972,039
Hashdex Bitcoin Futures ETF	50,004	1,070,263
Teucrium Agricultural Fund:	1,262,502
Net assets including the investment in the Underlying Funds		39,575,245
Less: Investment in the Underlying Funds		39,572,698
Net for the Fund in the combined net assets of the Trust		2,547
Total		$465,375,598

The detailed information for the subscriptions and redemptions, and other financial information for each Fund that is a series of the Trust are included in the accompanying financial statements of each Fund.

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended June 30, 2023 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Trust and Funds other than those noted below:

Trust:

Nothing to report.

CORN:

Nothing to report.

SOYB:

Nothing to report.

CANE:

Nothing to report.

WEAT:

Nothing to report.

TAGS:

Nothing to report.

DEFI:

The Hashdex Bitcoin Futures ETF (“Tidal Fund”), sponsored by Toroso Investments, LLC (“Toroso”), a series of the Tidal Commodities Trust I has not commenced operations and was recently formed. The Tidal Fund will be the successor and surviving entity from the merger (the “Merger”) into the Tidal Fund of Hashdex Bitcoin Futures ETF (the “Teucrium Fund”) that is a series of the Teucrium Commodity Trust (the “Teucrium Trust”) sponsored by Teucrium Trading, LLC (“Teucrium”). The Merger is expected to close in 2023. Teucrium, Toroso, and Tidal ETF Services, LLC (“Tidal”) and Victory Capital Management Inc. (“Victory Capital”) (the “Marketing Agents”) have entered into a support agreement (“Support Agreement”) that, among other things, will cause the Merger in furtherance of their long-term business goals, the Tidal Fund will be the successor and surviving entity from the Merger. The Tidal Fund and the Teucrium Fund will file current reports on Form 8-K including a press release notifying shareholders that the Merger has been consummated.

TEUCRIUM CORN FUND

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Cash and cash equivalents	$94,178,879	$142,434,737
Interest receivable	170,274	125,014
Other assets	19,189	854
Capital shares receivable	-	1,344,830
Equity in trading accounts:
Commodity futures contracts	-	1,585,798
Due from broker	15,401,024	11,625,331
Total equity in trading accounts	15,401,024	13,211,129
Total assets	109,769,366	157,116,564

Liabilities
Management fee payable to Sponsor	83,316	144,877
Payable for purchases of commercial paper	3,478,261	-
Other liabilities	3,320	21,349
Payable for shares redeemed	-	1,344,830
Equity in trading accounts:
Commodity futures contracts	13,427,593	2,967,103
Total liabilities	16,992,490	4,478,159

Net assets	$92,776,876	$152,638,405

Shares outstanding	4,175,004	5,675,004

Shares Authorized	*	*

Net asset value per share	$22.22	$26.90

Market value per share	$22.19	$26.93

* On April 7, 2022, the Teucrium Corn Fund registered an indeterminate number of shares of the Fund pursuant to Rule 456(d) under the Securities Act of 1933.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

SCHEDULE OF INVESTMENTS

June 30, 2023

(Unaudited)

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X	5.015%	$7,279,766	$7,279,766	7.85%	7,279,766
Goldman Sachs Financial Square Government Fund - Institutional Class	5.022%	11,419,034	11,419,034	12.31	11,419,034
Total money market funds		$18,698,800	$18,698,800	20.16%

	Maturity				Percentage of	Principal
	Date	Yield	Cost	Fair Value	Net Assets	Amount
Commercial Paper
American Electric Power Company, Inc.	August 17, 2023	5.285%	$3,478,261	$3,478,261	3.75%	3,500,000
Bayer Corporation	July 10, 2023	5.200%	2,476,580	2,496,806	2.69	2,500,000
Brookfield Infrastructure Holdings (Canada) Inc.	August 2, 2023	5.639%	2,481,149	2,487,689	2.68	2,500,000
Brookfield Infrastructure Holdings (Canada) Inc.	August 9, 2023	5.702%	2,480,556	2,484,833	2.68	2,500,000
CNH Industrial Capital LLC	August 17, 2023	5.396%	2,476,813	2,482,701	2.68	2,500,000
Enbridge (U.S.) Inc.	July 10, 2023	5.317%	2,483,293	2,496,731	2.69	2,500,000
Enbridge (U.S.) Inc.	July 10, 2023	5.317%	2,483,656	2,496,731	2.69	2,500,000
General Motors Financial Company, Inc.	July 5, 2023	5.296%	3,463,600	3,497,978	3.77	3,500,000
General Motors Financial Company, Inc.	July 20, 2023	5.368%	2,474,016	2,493,047	2.69	2,500,000
Glencore Funding LLC	July 13, 2023	5.341%	7,435,493	7,486,880	8.07	7,500,000
Harley-Davidson Financial Services, Inc.	July 14, 2023	5.602%	2,477,083	2,495,035	2.69	2,500,000
Harley-Davidson Financial Services, Inc.	August 1, 2023	5.728%	2,466,886	2,487,923	2.68	2,500,000
Jabil Inc.	July 28, 2023	5.651%	2,488,803	2,489,575	2.68	2,500,000
Walgreens Boots Alliance, Inc.	July 6, 2023	5.674%	2,486,438	2,498,063	2.69	2,500,000
Walgreens Boots Alliance, Inc.	July 13, 2023	5.707%	2,475,889	2,495,333	2.69	2,500,000
Walgreens Boots Alliance, Inc.	July 14, 2023	5.737%	2,476,542	2,494,917	2.69	2,500,000
WGL Holdings, Inc.	July 11, 2023	5.584%	2,493,125	2,496,181	2.69	2,500,000
Total Commercial Paper			$49,098,183	$49,358,684	53.20%
Total Cash Equivalents				$68,057,484	73.36%

	Number of		Percentage of	Notional Amount
Description: Liabilities	Contracts	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT corn futures SEP23	1,302	$4,516,994	4.87%	$31,801,350
CBOT corn futures DEC23	1,104	7,636,709	8.23	27,310,200
CBOT corn futures DEC24	1,356	1,273,890	1.37	33,679,650
Total commodity futures contracts		$13,427,593	14.47%	$92,791,200

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

SCHEDULE OF INVESTMENTS

December 31, 2022

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X	4.105%	$3,498,444	$3,498,444	2.29%	3,498,444
Goldman Sachs Financial Square Government Fund - Institutional Class	4.140%	49,057,471	49,057,471	32.14	49,057,471
Total money market funds		$52,555,915	$52,555,915	34.43%

	Maturity				Percentage of	Principal
	Date	Yield	Cost	Fair Value	Net Assets	Amount
Commercial Paper
Brookfield Infrastructure Holdings (Canada) Inc.	January 17, 2023	4.742%	$7,438,744	$7,484,443	4.90%	7,500,000
CNH Industrial Capital LLC	January 23, 2023	4.566%	2,483,750	2,493,125	1.63	2,500,000
CNH Industrial Capital LLC	February 13, 2023	4.780%	4,949,736	4,971,931	3.26	5,000,000
Crown Castle Inc.	January 10, 2023	4.877%	2,481,000	2,497,000	1.64	2,500,000
Crown Castle Inc.	January 12, 2023	4.765%	4,979,764	4,992,820	3.27	5,000,000
Entergy Corporation	January 4, 2023	4.311%	2,481,702	2,499,115	1.64	2,500,000
General Motors Financial Company, Inc.	January 10, 2023	4.618%	7,449,762	7,491,469	4.91	7,500,000
General Motors Financial Company, Inc.	January 18, 2023	4.473%	2,472,806	2,494,806	1.63	2,500,000
Harley-Davidson Financial Services, Inc.	January 3, 2023	4.721%	2,482,562	2,499,354	1.64	2,500,000
Harley-Davidson Financial Services, Inc.	January 25, 2023	4.944%	7,458,402	7,475,650	4.90	7,500,000
Harley-Davidson Financial Services, Inc.	February 2, 2023	5.104%	2,479,781	2,488,844	1.63	2,500,000
Hyundai Capital America	January 10, 2023	4.000%	2,475,911	2,497,536	1.64	2,500,000
ITT Inc.	January 19, 2023	4.475%	2,482,544	2,494,487	1.63	2,500,000
Jabil Inc.	January 13, 2023	5.073%	4,980,555	4,991,667	3.27	5,000,000
Oracle Corporation	January 17, 2023	4.361%	2,482,980	2,495,222	1.63	2,500,000
V.F. Corporation	February 2, 2023	4.669%	1,986,711	1,991,822	1.30	2,000,000
Walgreens Boots Alliance, Inc.	February 28, 2023	4.827%	2,479,549	2,480,868	1.63	2,500,000
Total Commercial Paper			$64,046,259	$64,340,159	42.15%
Total Cash Equivalents				$116,896,074	76.58%

	Number of		Percentage of	Notional Amount
	Contracts	Fair Value	Net Assets	(Long Exposure)
Commodity futures contracts
United States corn futures contracts
CBOT corn futures JUL23	1,363	$1,585,798	1.04%	$45,779,763

	Number of		Percentage of	Notional Amount
Description: Liabilities	Contracts	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT corn futures MAY23	1,575	$751,309	0.49%	$53,392,500
CBOT corn futures DEC23	1,750	2,215,794	1.45	53,440,625
Total commodity futures contracts		$2,967,103	1.94%	$106,833,125

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized (loss) gain on commodity futures contracts	$(5,192,445)	$22,454,084	$(11,461,380)	$39,023,065
Net change in unrealized depreciation on commodity futures contracts	(8,746,928)	(47,449,038)	(12,046,288)	(27,554,708)
Interest income	1,268,364	531,679	2,722,600	618,304
Total (loss) income	(12,671,009)	(24,463,275)	(20,785,068)	12,086,661

Expenses
Management fees	255,570	724,521	584,444	1,102,802
Professional fees	112,802	117,588	191,610	282,087
Distribution and marketing fees	267,934	331,091	507,012	626,686
Custodian fees and expenses	21,759	18,490	54,803	35,004
Business permits and licenses fees	2,720	4,864	9,298	20,858
General and administrative expenses	32,895	58,709	46,207	86,184
Total expenses	693,680	1,255,263	1,393,374	2,153,621

Expenses waived by the Sponsor	-	(221,478)	-	(345,855)

Total expenses, net	693,680	1,033,785	1,393,374	1,807,766

Net (loss) income	$(13,364,689)	$(25,497,060)	$(22,178,442)	$10,278,895

Net (loss) gain per share	$(3.05)	$(2.11)	$(4.68)	$3.48
Net (loss) gain per weighted average share	$(3.14)	$(2.51)	$(4.72)	$1.24
Weighted average shares outstanding	4,252,751	10,146,433	4,696,413	8,266,993

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2023	June 30, 2022
Operations
Net (loss) income	$(22,178,442)	$10,278,895
Capital transactions
Issuance of Shares	6,393,108	178,584,808
Redemption of Shares	(44,076,195)	(70,978,030)
Total capital transactions	(37,683,087)	107,606,778
Net change in net assets	(59,861,529)	117,885,673

Net assets, beginning of period	$152,638,405	$120,846,256

Net assets, end of period	$92,776,876	$238,731,929

Net asset value per share at beginning of period	$26.90	$21.58

Net asset value per share at end of period	$22.22	$25.06

Creation of Shares	250,000	6,550,000
Redemption of Shares	1,750,000	2,625,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2023	June 30, 2022
Cash flows from operating activities:
Net (loss) income	$(22,178,442)	$10,278,895
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Net change in unrealized depreciation/(appreciation) on commodity futures contracts	12,046,288	27,554,708
Changes in operating assets and liabilities:
Due from broker	(3,775,693)	(27,101,825)
Interest receivable	(45,260)	(92,888)
Other assets	(18,335)	-
Management fee payable to Sponsor	(61,561)	134,033
Payable for purchases of commercial paper	3,478,261	-
Other liabilities	(18,029)	(15,103)
Net cash (used in) provided by operating activities	(10,572,771)	10,757,820

Cash flows from financing activities:
Proceeds from sale of Shares	7,737,938	175,957,838
Redemption of Shares	(45,421,025)	(70,978,030)
Net cash (used in) provided by financing activities	(37,683,087)	104,979,808

Net change in cash and cash equivalents	(48,255,858)	115,737,628
Cash and cash equivalents, beginning of period	142,434,737	115,012,740
Cash and cash equivalents, end of period	$94,178,879	$230,750,368

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

June 30, 2023

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023.

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

	Three months ended June 30, 2023	Three months ended June 30, 2022	Six months ended June 30, 2023	Six months ended June 30, 2022
Amount Recognized for Custody Services	$21,759	$18,490	$54,803	$35,004
Amount of Custody Services Waived	$-	$4,000	$-	$4,000

Amount Recognized for Distribution Services	$9,902	$15,890	$19,955	$32,629
Amount of Distribution Services Waived	$-	$10,708	$-	$17,010

Amount Recognized for Thales	$4,246	$31,725	$9,832	$58,918
Amount of Thales Waived	$-	$-	$-	$27,193

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

Brokerage Commissions

The Sponsor recognizes the expense for brokerage commissions for futures contract trades on a per-trade basis. The below table shows the amounts included on the statements of operations as total brokerage commissions paid inclusive of unrealized loss for the three and six months ended June 30, 2023 and 2022.

CORN
Three months ended June 30, 2023	$13,898
Three months ended June 30, 2022	$102,336
Six months ended June 30, 2023	$31,168
Six months ended June 30, 2022	$133,575

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2020 to 2022, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2023 and for the years ended December 31, 2022, 2021, and 2020. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three and six months ended June 30, 2023 and 2022.

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

	June 30, 2023	December 31, 2022
Money Market Funds	$18,698,800	$52,555,915
Demand Deposit Savings Accounts	26,121,395	25,538,663
Commercial Paper	49,358,684	64,340,159
Total cash and cash equivalents as presented on the Statement of Assets and Liabilities	$94,178,879	$142,434,737

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

	Three months ended June 30, 2023	Three months ended June 30, 2022	Six months ended June 30, 2023	Six months ended June 30, 2022
Recognized Related Party Transactions	$196,355	$249,320	$351,270	$482,817
Waived Related Party Transactions	$-	$111,525	$-	$149,721

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

CORN
Three months ended June 30, 2023	$-
Three months ended June 30, 2022	$221,478
Six months ended June 30, 2023	$-
Six months ended June 30, 2022	$345,855

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

On June 30, 2023 and December 31, 2022, in the opinion of the Trust and the Fund, the reported value at the close of the market for each commodity contract fairly reflected the value of the futures and no alternative valuations were required. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

For the three months ended June 30, 2023 and year ended December 31, 2022, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of June 30, 2023 and December 31, 2022:

June 30, 2023

				Balance as of
Assets:	Level 1	Level 2	Level 3	June 30, 2023
Cash Equivalents	$68,057,484	$-	$-	$68,057,484

				Balance as of
Liabilities	Level 1	Level 2	Level 3	June 30, 2023
Commodity Futures Contracts
Corn futures contracts	$13,427,593	$-	$-	$13,427,593

December 31, 2022

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2022
Cash Equivalents	$116,896,074	$-	$-	$116,896,074
Commodity Futures Contracts
Corn futures contracts	1,585,798	-	-	1,585,798
Total	$118,481,872	$-	$-	$118,481,872

				Balance as of
Liabilities	Level 1	Level 2	Level 3	December 31, 2022
Corn futures contracts	$2,967,103	$-	$-	$2,967,103

For the three and six months ended June 30, 2023 and year ended December 31, 2022, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the three and six months ended June 30, 2023 and year ended December 31, 2022, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk, and held by the FCMs, Marex and StoneX as of June 30, 2023, and December 31, 2022.

*The amount of collateral presented in Collateral, Due from Broker, is limited to the liability for the futures contracts and accordingly does not include the excess collateral pledged.

Offsetting of Financial Liabilities and Derivative Liabilities as of June 30, 2023

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity Price
Corn futures contracts	$13,427,593	$-	$13,427,593	$-	$13,427,593	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2022

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Corn futures contracts	$1,585,798	$-	$1,585,798	$1,585,798	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2022

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity Price
Corn futures contracts	$2,967,103	$-	$2,967,103	$1,585,798	$1,381,305	$-

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Three months ended June 30, 2023

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(5,192,445)	$(8,746,928)

Three months ended June 30, 2022

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$22,454,084	$(47,449,038)

Six months ended June 30, 2023

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(11,461,380)	$(12,046,288)

Six months ended June 30, 2022

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$39,023,065	$(27,554,708)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for the futures contracts held was $96.6 million and $111.5 million respectively for the three and six months ended June 30, 2023 and $286.2 million and $226.8 million respectively for the three and six months ended June 30, 2022.

Note 6 – Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the three and six months ended June 30, 2023 and 2022. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Per Share Operation Performance
Net asset value at beginning of period	$25.27	$27.17	$26.90	$21.58
Income from investment operations:
Investment income	0.30	0.05	0.58	0.08
Net realized and unrealized (loss) gain on commodity futures contracts	(3.19)	(2.06)	(4.96)	3.62
Total expenses, net	(0.16)	(0.10)	(0.30)	(0.22)
Net (decrease) increase in net asset value	(3.05)	(2.11)	(4.68)	3.48
Net asset value at end of period	$22.22	$25.06	$22.22	$25.06
Total Return	-12.07%	-7.76%	-17.38%	16.14%
Ratios to Average Net Assets (Annualized)
Total expenses	2.71%	1.73%	2.38%	1.95%
Total expenses, net	2.71%	1.43%	2.38%	1.64%
Net investment income (loss)	2.25%	-0.69%	2.27%	-1.08%

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

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended June 30, 2023 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Cash and cash equivalents	$33,878,490	$58,212,569
Interest receivable	47,278	66,135
Other assets	27,802	1,160
Equity in trading accounts:
Commodity futures contracts	818,350	2,520,370
Due from broker	2,837,925	543,205
Total equity in trading accounts	3,656,275	3,063,575
Total assets	37,609,845	61,343,439

Liabilities
Payable for shares redeemed	-	2,850,260
Management fee payable to Sponsor	28,330	55,430
Other liabilities	977	7,764
Equity in trading accounts:
Commodity futures contracts	685,954	-
Total liabilities	715,261	2,913,454

Net assets	$36,894,584	$58,429,985

Shares outstanding	1,350,004	2,050,004

Shares authorized	*	*

Net asset value per share	$27.33	$28.50

Market value per share	$27.32	$28.50

* On April 7, 2022, the Teucrium Soybean Fund registered an indeterminate number of shares of the Fund pursuant to Rule 456(d) under the Securities Act of 1933.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

SCHEDULE OF INVESTMENTS

June 30, 2023

(Unaudited)

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X	5.015%	$6,102,478	$6,102,478	16.54%	6,102,478
Goldman Sachs Financial Square Government Fund - Institutional Class	5.022%	7,587,910	7,587,910	20.57	7,587,910
Total money market funds		$13,690,388	$13,690,388	37.11%

	Maturity				Percentage of	Principal
	Date	Yield	Cost	Fair Value	Net Assets	Amount
Commercial Paper
BASF SE	September 20, 2023	5.352%	$2,470,105	$2,470,469	6.70%	2,500,000
Bayer Corporation	July 10, 2023	5.200%	2,476,580	2,496,806	6.77	2,500,000
CNH Industrial Capital LLC	August 17, 2023	5.396%	2,476,813	2,482,701	6.73	2,500,000
Enbridge (U.S.) Inc.	July 10, 2023	5.317%	2,483,656	2,496,731	6.77	2,500,000
General Motors Financial Company, Inc.	August 9, 2023	5.397%	2,485,250	2,485,619	6.74	2,500,000
Walgreens Boots Alliance, Inc.	July 14, 2023	5.737%	2,476,542	2,494,918	6.76	2,500,000
Total Commercial Paper			$14,868,946	$14,927,244	40.47%
Total Cash Equivalents				$28,617,632	77.58%

	Number of		Percentage of	Notional Amount
	Contracts	Fair Value	Net Assets	(Long Exposure)
Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures NOV23	197	$51,011	0.14%	$13,231,013
CBOT soybean futures JAN24	167	767,339	2.08	11,245,363
Total commodity futures contracts		$818,350	2.22%	$24,476,376

	Number of		Percentage of	Notional Amount
Description: Liabilities	Contracts	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures NOV24	206	$685,954	1.86%	$12,429,525

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

TEUCRIUM SOYBEAN FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized (loss) gain on commodity futures contracts	$(1,108,023)	$2,645,146	$(40,479)	$9,697,847
Net change in unrealized appreciation/depreciation on commodity futures contracts	1,311,668	(2,827,976)	(2,387,974)	(1,913,259)
Interest income	433,162	156,528	944,785	184,364
Total income (loss)	636,807	(26,302)	(1,483,668)	7,968,952

Expenses
Management fees	86,715	201,951	201,405	337,666
Professional fees	96,011	21,564	154,009	85,551
Distribution and marketing fees	102,554	72,420	171,739	199,586
Custodian fees and expenses	13,874	5,464	17,315	11,006
Business permits and licenses fees	8,671	6,294	10,965	14,071
General and administrative expenses	8,671	26,799	10,965	36,397
Total expenses	316,496	334,492	566,398	684,277

Expenses waived by the Sponsor	-	(38,146)	-	(89,562)

Total expenses, net	316,496	296,346	566,398	594,715

Net income (loss)	$320,311	$(322,648)	$(2,050,066)	$7,374,237

Net gain (loss) per share	$0.14	$0.31	$(1.17)	$4.30
Net gain (loss) per weighted average share	$0.24	$0.11	$(1.37)	$2.94
Weighted average shares outstanding	1,328,026	2,881,323	1,497,380	2,506,772

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2023	June 30, 2022
Operations
Net (loss) income	$(2,050,066)	$7,374,237
Capital transactions
Issuance of Shares	6,663,120	37,589,380
Redemption of Shares	(26,148,455)	(14,826,515)
Total capital transactions	(19,485,335)	22,762,865
Net change in net assets	(21,535,401)	30,137,102

Net assets, beginning of period	$58,429,985	$44,972,625

Net assets, end of period	$36,894,584	$75,109,727

Net asset value per share at beginning of period	$28.50	$22.77

Net asset value per share at end of period	$27.33	$27.07

Creation of Shares	250,000	1,350,000
Redemption of Shares	950,000	550,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2023	June 30, 2022
Cash flows from operating activities:
Net (loss) income	$(2,050,066)	$7,374,237
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Net change in unrealized depreciation on commodity futures contracts	2,387,974	1,913,259
Changes in operating assets and liabilities:
Due from broker	(2,294,720)	(1,759,296)
Interest receivable	18,857	(30,790)
Other assets	(26,642)	-
Due to broker	-	(675,169)
Management fee payable to Sponsor	(27,100)	36,746
Other liabilities	(6,787)	(3,724)
Net cash (used in) provided by operating activities	(1,998,484)	6,855,263

Cash flows from financing activities:
Proceeds from sale of Shares	6,663,120	37,589,380
Redemption of Shares	(28,998,715)	(9,413,075)
Net cash (used in) provided by financing activities	(22,335,595)	28,176,305

Net change in cash and cash equivalents	(24,334,079)	35,031,568
Cash and cash equivalents beginning of period	58,212,569	43,019,884
Cash and cash equivalents end of period	$33,878,490	$78,051,452

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

June 30, 2023

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023.

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

	Three months ended June 30, 2023	Three months ended June 30, 2022	Six months ended June 30, 2023	Six months ended June 30, 2022
Amount Recognized for Custody Services	$13,875	$5,464	$17,315	$11,006
Amount of Custody Services Waived	$-	$4,000	$-	$4,000

Amount Recognized for Distribution Services	$3,906	$4,795	$7,172	$10,384
Amount of Distribution Services Waived	$-	$-	$-	$3,962

Amount Recognized for Thales	$1,693	$9,042	$3,541	$17,771
Amount of Thales Waived	$-	$-	$-	$-

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

Brokerage Commissions

the Sponsor recognizes the expense for brokerage commissions for futures contract trades on a per-trade basis. The below table shows the amounts included on the statements of operations as total brokerage commissions paid inclusive of unrealized loss for the three and six months ended June 30, 2023 and 2022.

SOYB
Three months ended June 30, 2023	$2,439
Three months ended June 30, 2022	$8,686
Six months ended June 30, 2023	$8,779
Six months ended June 30, 2022	$15,206

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2020 to 2022, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2023 and for the years ended December 31, 2022, 2021, and 2020. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three and six months ended June 30, 2023 and 2022.

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

	June 30, 2023	December 31, 2022
Money Market Funds	$13,690,388	$25,631,042
Demand Deposit Savings Accounts	5,260,858	5,143,495
Commercial Paper	14,927,244	27,438,032
Total cash and cash equivalents as presented on the Statement of Assets and Liabilities	$33,878,490	$58,212,569

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

	Three months ended June 30, 2023	Three months ended June 30, 2022	Six months ended June 30, 2023	Six months ended June 30, 2022
Recognized Related Party Transactions	$75,418	$74,713	$125,685	$152,146
Waived Related Party Transactions	$-	$7,089	$-	$32,056

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

SOYB
Three months ended June 30, 2023	$-
Three months ended June 30, 2022	$38,146
Six months ended June 30, 2023	$-
Six months ended June 30, 2022	$89,562

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

On June 30, 2023 and December 31, 2022, in the opinion of the Trust and the Fund, the reported value at the close of the market for each commodity contract fairly reflected the value of the futures and no alternative valuations were required. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

For the three months ended June 30, 2023 and year ended December 31, 2022, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of June 30, 2023 and December 31, 2022:

June 30, 2023

				Balance as of
Assets:	Level 1	Level 2	Level 3	June 30, 2023
Cash Equivalents	$28,617,632	$-	$-	$28,617,632
Commodity Futures Contracts
Soybean futures contracts	818,350	-	-	818,350
Total	$29,435,982	$-	$-	$29,435,982

				Balance as of
Liabilities	Level 1	Level 2	Level 3	June 30, 2023
Commodity Futures Contracts
Soybean futures contracts	$685,954	$-	$-	$685,954

December 31, 2022

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2022
Cash Equivalents	$53,069,074	$-	$-	$53,069,074
Commodity Futures Contracts
Soybean futures contracts	2,520,370	-	-	2,520,370
Total	$55,589,444	$-	$-	$55,589,444

For the three and six months ended June 30, 2023 and year ended December 31, 2022, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the three and six months ended June 30, 2023 and year ended December 31, 2022, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk, and held by the FCMs, Marex and StoneX as of June 30, 2023, and December 31, 2022.

*The amount of collateral presented in Collateral, Due from Broker, is limited to the liability for the futures contracts and accordingly does not include the excess collateral pledged.

Offsetting of Financial Assets and Derivative Assets as of  June 30, 2023

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Soybean futures contracts	$818,350	$-	$818,350	$685,954	$-	$132,396

Offsetting of Financial Liabilities and Derivative Liabilities as of June 30, 2023

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity Price
Soybean futures contracts	$685,954	$-	$685,954	$685,954	$-	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2022

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Soybean futures contracts	$2,520,370	$-	$2,520,370	$-	$-	$2,520,370

The following is a summary of realized and unrealized gains and losses of the derivative instruments utilized by the Fund:

Three months ended June 30, 2023

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Soybean futures contracts	$(1,108,023)	$1,311,668

Three months ended June 30, 2022

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Soybean futures contracts	$2,645,146	$(2,827,976)

Six months ended June 30, 2023

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Soybean futures contracts	$(40,479)	$(2,387,974)

Six months ended June 30, 2022

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Soybean futures contracts	$9,697,847	$(1,913,259)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $34.2 million and $38.4 million respectively for the three and six months ended June 30, 2023 and $80.3 million and $68.5 million respectively for the three and six months ended June 30, 2022.

Note 6 – Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the three and six months ended June 30, 2023 and 2022. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Per Share Operation Performance
Net asset value at beginning of period	$27.19	$26.76	$28.50	$22.77
Income from investment operations:
Investment income	0.33	0.05	0.63	0.08
Net realized and unrealized gain (loss) on commodity futures contracts	0.05	0.36	(1.42)	4.46
Total expenses, net	(0.24)	(0.10)	(0.38)	(0.24)
Net increase (decrease) in net asset value	0.14	0.31	(1.17)	4.30
Net asset value at end of period	$27.33	$27.07	$27.33	$27.07
Total Return	0.52%	1.14%	-4.12%	18.86%
Ratios to Average Net Assets (Annualized)
Total expenses	3.65%	1.66%	2.81%	2.03%
Total expenses, net	3.65%	1.47%	2.81%	1.76%
Net investment income (loss)	1.35%	-0.69%	1.88%	-1.22%

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

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended June 30, 2023 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund.

TEUCRIUM SUGAR FUND

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Cash and cash equivalents	$22,928,180	$22,977,480
Interest receivable	38,764	30,669
Other assets	22,558	2,965
Equity in trading accounts:
Commodity futures contracts	921,870	911,329
Due from broker	979,197	447,801
Total equity in trading accounts	1,901,067	1,359,130
Total assets	24,890,569	24,370,244

Liabilities
Payable for shares redeemed	1,587,650	-
Management fee payable to Sponsor	24,761	20,912
Other liabilities	1,231	1,845
Equity in trading accounts:
Commodity futures contracts	97,357	85,128
Total liabilities	1,710,999	107,885

Net assets	$23,179,570	$24,262,359

Shares outstanding	1,825,004	2,550,004

Shares authorized	*	*

Net asset value per share	$12.70	$9.51

Market value per share	$12.76	$9.53

* On April 7, 2022, the Teucrium Sugar Fund registered an indeterminate number of shares of the Fund pursuant to Rule 456(d) under the Securities Act of 1933.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

SCHEDULE OF INVESTMENTS

June 30, 2023

(Unaudited)

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X	5.015%	$163,350	$163,350	0.71%	163,350
Goldman Sachs Financial Square Government Fund - Institutional Class	5.022%	7,167,211	7,167,211	30.92	7,167,211
Total Money Market Funds		$7,330,561	$7,330,561	31.63%

	Maturity				Percentage of	Principal
	Date	Yield	Cost	Fair Value	Net Assets	Amount
Commercial Paper
CNH Industrial Capital LLC	August 17, 2023	5.396%	$2,476,813	$2,482,701	10.71%	2,500,000
Enbridge (U.S.) Inc.	July 10, 2023	5.317%	2,483,656	2,496,731	10.77	2,500,000
Glencore Funding LLC	July 13, 2023	5.341%	2,478,498	2,495,627	10.77	2,500,000
Harley-Davidson Financial Services, Inc.	August 1, 2023	5.728%	2,466,886	2,487,923	10.73	2,500,000
Walgreens Boots Alliance, Inc.	July 14, 2023	5.737%	2,476,542	2,494,917	10.76	2,500,000
Total Commercial Paper			$12,382,395	$12,457,899	53.74%
Total Cash Equivalents				$19,788,460	85.37%

	Number of		Percentage of	Notional Amount
	Contracts	Fair Value	Net Assets	(Long Exposure)
Commodity futures contracts
United States sugar futures contracts
ICE sugar futures MAR24	317	$772,957	3.34%	$8,126,865
ICE sugar futures MAY24	287	148,913	0.64	6,955,962
Total commodity futures contracts		$921,870	3.98%	$15,082,827

	Number of		Percentage of	Notional Amount
Description: Liabilities	Contracts	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States sugar futures contracts
ICE sugar futures MAR25	348	$97,357	0.42%	$8,110,906

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

TEUCRIUM SUGAR FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain on commodity futures contracts	$7,408,174	$401,262	$8,747,622	$471,423
Net change in unrealized depreciation on commodity futures contracts	(3,141,505)	(2,174,684)	(1,688)	(1,266,942)
Interest income	431,237	61,792	702,686	72,490
Total income (loss)	4,697,906	(1,711,630)	9,448,620	(723,029)

Expenses
Management fees	86,295	87,825	147,633	142,431
Professional fees	76,125	9,021	146,054	41,785
Distribution and marketing fees	63,875	44,085	98,691	92,055
Custodian fees and expenses	11,202	2,959	12,238	5,234
Business permits and licenses fees	8,630	16,794	11,121	25,011
General and administrative expenses	9,791	12,320	10,404	16,528
Total expenses	255,918	173,004	426,141	323,044

Expenses waived by the Sponsor	-	(49,371)	-	(78,237)

Total expenses, net	255,918	123,633	426,141	244,807

Net income (loss)	$4,441,988	$(1,835,263)	$9,022,479	$(967,836)

Net gain (loss) per share	$1.26	$(0.30)	$3.19	$0.09
Net gain (loss) per weighted average share	$1.70	$(0.50)	$3.57	$(0.32)
Weighted average shares outstanding	2,612,367	3,644,509	2,530,114	3,036,330

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2023	June 30, 2022
Operations
Net income (loss)	$9,022,479	$(967,836)
Capital transactions
Issuance of Shares	13,938,612	25,327,690
Redemption of Shares	(24,043,880)	(14,811,445)
Total capital transactions	(10,105,268)	10,516,245
Net change in net assets	(1,082,789)	9,548,409

Net assets, beginning of period	$24,262,359	$22,834,664

Net assets, end of period	$23,179,570	$32,383,073

Net asset value per share at beginning of period	$9.51	$9.23

Net asset value per share at end of period	$12.70	$9.32

Creation of Shares	1,200,000	2,600,000
Redemption of Shares	1,925,000	1,600,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2023	June 30, 2022
Cash flows from operating activities:
Net income (loss)	$9,022,479	$(967,836)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized depreciation on commodity futures contracts	1,688	1,266,942
Changes in operating assets and liabilities:
Due from broker	(531,396)	(1,547,470)
Interest receivable	(8,095)	(15,237)
Other assets	(19,593)	-
Management fee payable to Sponsor	3,849	12,016
Other liabilities	(614)	(2,153)
Net cash provided by (used in) operating activities	8,468,318	(1,253,738)

Cash flows from financing activities:
Proceeds from sale of Shares	13,938,612	25,327,690
Redemption of Shares	(22,456,230)	(14,811,445)
Net cash (used in) provided by financing activities	(8,517,618)	10,516,245

Net change in cash and cash equivalents	(49,300)	9,262,507
Cash and cash equivalents beginning of period	22,977,480	21,332,902
Cash and cash equivalents end of period	$22,928,180	$30,595,409

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

June 30, 2023

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023.

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

	Three months ended June 30, 2023	Three months ended June 30, 2022	Six months ended June 30, 2023	Six months ended June 30, 2022
Amount Recognized for Custody Services	$11,202	$2,959	$12,238	$5,234
Amount of Custody Services Waived	$-	$1,068	$-	$1,068

Amount Recognized for Distribution Services	$2,159	$2,229	$3,707	$4,736
Amount of Distribution Services Waived	$-	$1,479	$-	$3,331

Amount Recognized for Thales	$1,110	$4,427	$1,956	$8,699
Amount of Thales Waived	$-	$4,427	$-	$4,427

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

Brokerage Commissions

The Sponsor recognizes the expense for brokerage commissions for futures contract trades on a per-trade basis. The below table shows the amounts included on the statements of operations as total brokerage commissions paid inclusive of unrealized loss for the three and six months ended June 30, 2023 and 2022.

CANE
Three months ended June 30, 2023	$9,899
Three months ended June 30, 2022	$20,341
Six months ended June 30, 2023	$15,954
Six months ended June 30, 2022	$26,536

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2020 to 2022, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2023 and for the years ended December 31, 2022, 2021, and 2020. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three and six months ended June 30, 2023 and 2022.

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

	June 30, 2023	December 31, 2022
Money Market Funds	$7,330,561	$9,920,499
Demand Deposit Savings Accounts	3,139,720	3,069,677
Commercial Paper	12,457,899	9,987,304
Total cash and cash equivalents as presented on the Statement of Assets and Liabilities	$22,928,180	$22,977,480

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

	Three months ended June 30, 2023	Three months ended June 30, 2022	Six months ended June 30, 2023	Six months ended June 30, 2022
Recognized Related Party Transactions	$47,871	$35,293	$71,632	$71,422
Waived Related Party Transactions	$-	$18,957	$-	$25,739

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

CANE
Three months ended June 30, 2023	$-
Three months ended June 30, 2022	$49,371
Six months ended June 30, 2023	$-
Six months ended June 30, 2022	$78,237

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

On June 30, 2023 and December 31, 2022, in the opinion of the Trust and the Fund, the reported value of the Sugar Futures Contracts traded on the ICE fairly reflected the value of the Sugar Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

For the three and six months ended June 30, 2023 and year ended December 31, 2022, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of June 30, 2023 and December 31, 2022:

June 30, 2023

				Balance as of
Assets:	Level 1	Level 2	Level 3	June 30, 2023
Cash Equivalents	$19,788,460	$-	$-	$19,788,460
Commodity Futures Contracts
Sugar futures contracts	921,870	-	-	921,870
Total	$20,710,330	$-	$-	$20,710,330

				Balance as of
Liabilities	Level 1	Level 2	Level 3	June 30, 2023
Commodity Futures Contracts
Sugar futures contracts	$97,357	$-	$-	$97,357

December 31, 2022

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2022
Cash Equivalents	$19,907,803	$-	$-	$19,907,803
Sugar futures contracts	911,329	-	-	911,329
Total	$20,819,132	$-	$-	$20,819,132

				Balance as of
Liabilities	Level 1	Level 2	Level 3	December 31, 2022
Sugar futures contracts	$85,128	$-	$-	$85,128

For the three and six months ended June 30, 2023 and year ended December 31, 2022, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value – Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the three and six months ended June 30, 2023 and year ended December 31, 2022, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk, and held by the FCMs, Marex and StoneX as of June 30, 2023, and December 31, 2022.

*The amount of collateral presented in Collateral, Due from Broker, is limited to the liability for the futures contracts and accordingly does not include the excess collateral pledged.

Offsetting of Financial Assets and Derivative Assets as of June 30, 2023

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Sugar futures contracts	$921,870	$-	$921,870	$97,357	$-	$824,513

Offsetting of Financial Liabilities and Derivative Liabilities as of  June 30, 2023

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity Price
Sugar futures contracts	$97,357	$-	$97,357	$97,357	$-	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2022

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Sugar futures contracts	$911,329	$-	$911,329	$85,128	$-	$826,201

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2022

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity Price
Sugar futures contracts	$85,128	$-	$85,128	$85,128	$-	$-

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Three months ended June 30, 2023

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Sugar futures contracts	$7,408,174	$(3,141,505)

Three months ended June 30, 2022

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Sugar futures contracts	$401,262	$(2,174,684)

Six months ended June 30, 2023

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Sugar futures contracts	$8,747,622	$(1,688)

Six months ended June 30, 2022

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Sugar futures contracts	$471,423	$(1,266,942)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held were $32.6 million and $29.2 million respectively for the three and six months ended June 30, 2023 and $35.2 million and $28.3 million respectively for the three and six months ended June 30, 2022.

Note 6 – Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the three and six months ended June 30, 2023 and 2022. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Per Share Operation Performance
Net asset value at beginning of period	$11.44	$9.62	$9.51	$9.23
Income (loss) from investment operations:
Investment income	0.17	0.01	0.28	0.02
Net realized and unrealized gain (loss) on commodity futures contracts	1.19	(0.28)	3.08	0.15
Total expenses, net	(0.10)	(0.03)	(0.17)	(0.08)
Net increase (decrease) in net asset value	1.26	(0.30)	3.19	0.09
Net asset value at end of period	$12.70	$9.32	$12.70	$9.32
Total Return	10.98%	-3.12%	33.49%	1.01%
Ratios to Average Net Assets (Annualized)
Total expenses	2.97%	1.97%	2.89%	2.27%
Total expenses, net	2.97%	1.41%	2.89%	1.72%
Net investment income (loss)	2.03%	-0.70%	1.87%	-1.21%

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

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended June 30, 2023 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund.

TEUCRIUM WHEAT FUND

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Cash and cash equivalents	$158,645,471	$209,730,825
Interest receivable	164,326	92,540
Other assets	9,699	3,468
Equity in trading accounts:
Commodity futures contracts	-	3,160,732
Due from broker	31,624,510	48,610,031
Total equity in trading accounts	31,624,510	51,770,763
Total assets	190,444,006	261,597,596

Liabilities
Payable for shares redeemed	-	5,988,825
Management fee payable to Sponsor	141,587	210,795
Payable for purchases of commercial paper	2,484,473	-
Other liabilities	15,570	45,099
Equity in trading accounts:
Commodity futures contracts	23,351,829	26,380,838
Total liabilities	25,993,459	32,625,557

Net assets	$164,450,547	$228,972,039

Shares outstanding	25,450,004	28,675,004

Shares authorized	*	*

Net asset value per share	$6.46	$7.99

Market value per share	$6.44	$7.98

* On March 9, 2022, the Teucrium Wheat Fund registered an indeterminate number of shares of the Fund pursuant to Rule 456(d) under the Securities Act of 1933.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

SCHEDULE OF INVESTMENTS

June 30, 2023

(Unaudited)

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X	5.015%	$15,943,881	$15,943,881	9.70%	15,943,881
Goldman Sachs Financial Square Government Fund - Institutional Class	5.022%	61,602,430	61,602,430	37.46	61,602,430
Total money market funds		$77,546,311	$77,546,311	47.16%

	Maturity				Percentage of	Principal
	Date	Yield	Cost	Fair Value	Net Assets	Amount
Commercial Paper
American Electric Power Company, Inc.	August 17, 2023	5.285%	$2,484,473	$2,484,473	1.51%	2,500,000
BASF SE	September 20, 2023	5.352%	2,470,105	2,470,469	1.50	2,500,000
Bayer Corporation	July 10, 2023	5.200%	4,953,159	4,993,613	3.04	5,000,000
Brookfield Infrastructure Holdings (Canada) Inc.	August 2, 2023	5.639%	2,481,149	2,487,689	1.51	2,500,000
Brookfield Infrastructure Holdings (Canada) Inc.	August 9, 2023	5.702%	4,961,111	4,969,667	3.02	5,000,000
CNH Industrial Capital LLC	August 17, 2023	5.396%	4,953,625	4,965,403	3.02	5,000,000
Enbridge (U.S.) Inc.	July 10, 2023	5.317%	2,483,656	2,496,731	1.52	2,500,000
Enbridge (U.S.) Inc.	July 10, 2023	5.317%	2,483,293	2,496,731	1.52	2,500,000
General Motors Financial Company, Inc.	July 5, 2023	5.296%	2,474,000	2,498,556	1.52	2,500,000
General Motors Financial Company, Inc.	July 20, 2023	5.368%	2,474,016	2,493,047	1.52	2,500,000
General Motors Financial Company, Inc.	August 9, 2023	5.397%	2,485,250	2,485,619	1.51	2,500,000
Glencore Funding LLC	July 13, 2023	5.341%	9,913,990	9,982,506	6.07	10,000,000
Harley-Davidson Financial Services, Inc.	July 14, 2023	5.602%	2,477,083	2,495,035	1.52	2,500,000
Harley-Davidson Financial Services, Inc.	August 1, 2023	5.728%	2,466,886	2,487,923	1.51	2,500,000
Harley-Davidson Financial Services, Inc.	August 18, 2023	5.557%	2,480,283	2,481,800	1.51	2,500,000
Jabil Inc.	July 14, 2023	5.587%	1,245,417	1,247,517	0.76	1,250,000
Jabil Inc.	July 28, 2023	5.651%	2,488,803	2,489,575	1.51	2,500,000
Walgreens Boots Alliance, Inc.	July 6, 2023	5.674%	2,486,438	2,498,062	1.52	2,500,000
Walgreens Boots Alliance, Inc.	July 13, 2023	5.707%	2,475,889	2,495,333	1.52	2,500,000
WGL Holdings, Inc.	July 11, 2023	5.584%	7,479,375	7,488,542	4.55	7,500,000
Total Commercial Paper			$68,218,001	$68,508,291	41.66%
Total Cash Equivalents				$146,054,602	88.82%

	Number of		Percentage of	Notional Amount
Description: Liabilities	Contracts	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures SEP23	1,760	$3,721,805	2.26%	$57,288,000
CBOT wheat futures DEC23	1,471	19,533,670	11.88	49,223,338
CBOT wheat futures DEC24	1,622	96,354	0.06	57,966,225
Total commodity futures contracts		$23,351,829	14.20%	$164,477,563

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

TEUCRIUM WHEAT FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized (loss) gain on commodity futures contracts	$(17,129,061)	$1,412,938	$(40,487,794)	$39,419,505
Net change in unrealized appreciation (depreciation) on commodity futures contracts	1,960,839	(60,209,162)	(131,723)	(97,060,524)
Interest income	2,042,449	1,029,524	4,122,595	1,124,333
Total loss	(13,125,773)	(57,766,700)	(36,496,922)	(56,516,686)

Expenses
Management fees	416,792	1,434,395	898,010	1,871,563
Professional fees	145,416	238,859	250,401	370,211
Distribution and marketing fees	475,337	632,036	1,019,399	887,465
Custodian fees and expenses	41,415	66,381	117,125	73,377
Business permits and licenses fees	8,336	13,751	13,148	26,714
General and administrative expenses	62,650	48,748	92,135	63,045
Total expenses	1,149,946	2,434,170	2,390,218	3,292,375

Expenses waived by the Sponsor	-	(339,308)	-	(425,164)

Total expenses, net	1,149,946	2,094,862	2,390,218	2,867,211

Net loss	$(14,275,719)	$(59,861,562)	$(38,887,140)	$(59,383,897)

Net (loss) gain per share	$(0.60)	$(0.80)	$(1.53)	$1.65
Net loss per weighted average share	$(0.56)	$(1.13)	$(1.51)	$(1.64)
Weighted average shares outstanding	25,394,509	53,085,993	25,827,490	36,163,126

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2023	June 30, 2022
Operations
Net loss	$(38,887,140)	$(59,383,897)
Capital transactions
Issuance of Shares	26,531,300	846,881,937
Redemption of Shares	(52,165,652)	(412,600,055)
Total capital transactions	(25,634,352)	434,281,882
Net change in net assets	(64,521,492)	374,897,985

Net assets, beginning of period	$228,972,039	$75,621,587

Net assets, end of period	$164,450,547	$450,519,572

Net asset value per share at beginning of period	$7.99	$7.38

Net asset value per share at end of period	$6.46	$9.03

Creation of Shares	3,975,000	79,475,000
Redemption of Shares	7,200,000	39,850,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2023	June 30, 2022
Cash flows from operating activities:
Net loss	$(38,887,140)	$(59,383,897)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized depreciation on commodity futures contracts	131,723	97,060,524
Changes in operating assets and liabilities:
Due from broker	16,985,521	(110,216,006)
Interest receivable	(71,786)	(200,282)
Other assets	(6,231)	(1,940)
Due to broker	-	(213,708)
Payable for purchases of commercial paper	2,484,473	-
Management fee payable to Sponsor	(69,208)	421,124
Other liabilities	(29,529)	65,686
Net cash used in operating activities	(19,462,177)	(72,468,499)

Cash flows from financing activities:
Proceeds from sale of Shares	26,531,300	844,514,387
Redemption of Shares	(58,154,477)	(385,500,155)
Net cash (used in) provided by financing activities	(31,623,177)	459,014,232

Net change in cash and cash equivalents	(51,085,354)	386,545,733
Cash and cash equivalents, beginning of period	209,730,825	72,841,616
Cash and cash equivalents, end of period	$158,645,471	$459,387,349

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

June 30, 2023

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023.

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

	Three months ended June 30, 2023	Three months ended June 30, 2022	Six months ended June 30, 2023	Six months ended June 30, 2022
Amount Recognized for Custody Services	$41,415	$66,381	$117,125	$73,377
Amount of Custody Services Waived	$-	$14,164	$-	$14,164

Amount Recognized for Distribution Services	$19,147	$30,172	$40,723	$42,546
Amount of Distribution Services Waived	$-	$8,751	$-	$14,931

Amount Recognized for Thales	$7,581	$54,303	$19,990	$66,481
Amount of Thales Waived	$-	$54,303	$-	$66,481

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

Brokerage Commissions

The Sponsor recognizes the expense for brokerage commissions for futures contract trades on a per-trade basis. The below table shows the amounts included on the statements of operations as total brokerage commissions paid inclusive of unrealized loss for the three and six months ended June 30, 2023 and 2022.

WEAT
Three months ended June 30, 2023	$22,713
Three months ended June 30, 2022	$198,392
Six months ended June 30, 2023	$44,458
Six months ended June 30, 2022	$279,543

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2020 to 2022, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2023 and for the years ended December 31, 2022, 2021 and 2020. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three and six months ended June 30, 2023 and 2022.

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

	June 30, 2023	December 31, 2022
Money Market Funds	$77,546,311	$99,826,276
Demand Deposit Savings Accounts	12,590,869	12,309,984
Commercial Paper	68,508,291	97,594,565
Total cash and cash equivalents as presented on the Statement of Assets and Liabilities	$158,645,471	$209,730,825

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

	Three months ended June 30, 2023	Three months ended June 30, 2022	Six months ended June 30, 2023	Six months ended June 30, 2022
Recognized Related Party Transactions	$366,875	$479,251	$695,062	$653,054
Waived Related Party Transactions	$-	$194,587	$-	$224,587

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

WEAT
Three months ended June 30, 2023	$-
Three months ended June 30, 2022	$339,308
Six months ended June 30, 2023	$-
Six months ended June 30, 2022	$425,164

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

On June 30, 2023 and December 31, 2022, in the opinion of the Trust and the Fund, the reported value of the Wheat Futures Contracts traded on the CBOT fairly reflected the value of the Wheat Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

For the three months ended June 30, 2023 and year ended December 31, 2022, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of June 30, 2023 and December 31, 2022:

June 30, 2023

				Balance as of
Assets:	Level 1	Level 2	Level 3	June 30, 2023
Cash Equivalents	$146,054,602	$-	$-	$146,054,602

				Balance as of
Liabilities	Level 1	Level 2	Level 3	June 30, 2023
Commodity Futures Contracts
Wheat futures contracts	$23,351,829	$-	$-	$23,351,829

December 31, 2022

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2022
Cash Equivalents	$197,420,841	$-	$-	$197,420,841
Commodity Futures Contracts
Wheat futures contracts	3,160,732	-	-	3,160,732
Total	$200,581,573	$-	$-	$200,581,573

				Balance as of
Liabilities	Level 1	Level 2	Level 3	December 31, 2022
Wheat futures contracts	$26,380,838	$-	$-	$26,380,838

For the three and six months ended June 30, 2023 and year ended December 31, 2022, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the three and six months ended June 30, 2023 and for the year ended December 31, 2022, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk, and held by the FCMs, Marex and StoneX as of June 30, 2023 and December 31, 2022.

*The amount of collateral presented in Collateral, Due from Broker, is limited to the liability for the futures contracts and accordingly does not include the excess collateral pledged.

Offsetting of Financial Liabilities and Derivative Liabilities as of June 30, 2023

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity Price
Wheat futures contracts	$23,351,829	$-	$23,351,829	$-	$23,351,829	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2022

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Wheat futures contracts	$3,160,732	$-	$3,160,732	$3,160,732	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2022

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity Price
Wheat futures contracts	$26,380,838	$-	$26,380,838	$3,160,732	$23,220,106	$-

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Three months ended June 30, 2023

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Wheat futures contracts	$(17,129,061)	$1,960,839

Three months ended June 30, 2022

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Wheat futures contracts	$1,412,938	$(60,209,162)

Six months ended June 30, 2023

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Wheat futures contracts	$(40,487,794)	$(131,723)

Six months ended June 30, 2022

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Wheat futures contracts	$39,419,505	$(97,060,524)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $159.5 million and $172.7 million respectively, for the three and six months ended June 30, 2023 and $501.1 million and $367.2 million respectively, for the three and six months ended June 30, 2022.

Note 6 – Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the three and six months ended June 30, 2023 and 2022. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Per Share Operation Performance
Net asset value at beginning of period	$7.06	$9.83	$7.99	$7.38
Income (loss) from investment operations:
Investment income	0.08	0.02	0.15	0.03
Net realized and unrealized (loss) gain on commodity futures contracts	(0.64)	(0.78)	(1.59)	1.70
Total expenses, net	(0.04)	(0.04)	(0.09)	(0.08)
Net (decrease) increase in net asset value	(0.60)	(0.80)	(1.53)	1.65
Net asset value at end of period	$6.46	$9.03	$6.46	$9.03
Total Return	-8.51%	-8.09%	-19.08%	22.44%
Ratios to Average Net Assets (Annualized)
Total expenses	2.76%	1.70%	2.66%	1.76%
Total expenses, net	2.76%	1.46%	2.66%	1.53%
Net investment income (loss)	2.14%	-0.74%	1.93%	-0.93%

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

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended June 30, 2023 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Cash equivalents	$13,208	$4,716
Interest receivable	59	32
Other assets	6,782	622
Equity in trading accounts:
Investments in securities, at fair value (cost $24,739,524 and $39,425,287 as of June 30, 2023 and December 31, 2022, respectively)	23,869,353	39,572,698
Total assets	23,889,402	39,578,068

Liabilities
Other liabilities	2,686	2,823

Net assets	$23,886,716	$39,575,245

Shares outstanding	787,502	1,262,502

Shares authorized	*	*

Net asset value per share	$30.33	$31.35

Market value per share	$30.30	$31.32

* On April 7, 2022, the Teucrium Agricultural Fund registered an indeterminate number of shares of the Fund pursuant to Rule 456(d) under the Securities Act of 1933.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

SCHEDULE OF INVESTMENTS

June 30, 2023

(Unaudited)

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Exchange-traded funds
Teucrium Corn Fund			$5,612,366	23.50%	252,559
Teucrium Soybean Fund			6,305,393	26.40	230,720
Teucrium Sugar Fund			6,112,821	25.59	481,279
Teucrium Wheat Fund			5,838,773	24.44	903,597
Total exchange-traded funds		$24,739,524	$23,869,353	99.93%

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X	5.015%	$13,208	$13,208	0.06%	13,208

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

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Income
Realized and unrealized gain (loss) on trading of securities:
Realized gain (loss) on securities	$216,493	$(56,511)	$156,399	$662,112
Net change in unrealized depreciation on securities	(578,456)	(3,725,560)	(1,017,582)	(1,966,175)
Interest income	160	32	272	50
Total loss	(361,803)	(3,782,039)	(860,911)	(1,304,013)

Expenses
Professional fees	76,537	12,642	152,049	29,893
Distribution and marketing fees	63,325	48,232	102,534	82,149
Custodian fees and expenses	8,329	4,676	15,399	4,869
Business permits and licenses fees	2,122	1,846	10,435	10,721
General and administrative expenses	9,438	5,378	12,876	7,961
Other expenses	-	5	-	5
Total expenses	159,751	72,779	293,293	135,598

Expenses waived by the Sponsor	(152,755)	(59,160)	(278,249)	(114,163)

Total expenses, net	6,996	13,619	15,044	21,435

Net loss	$(368,799)	$(3,795,658)	$(875,955)	$(1,325,448)

Net (loss) gain per share	$(0.72)	$(1.36)	$(1.02)	$4.08
Net loss per weighted average share	$(0.37)	$(3.08)	$(0.80)	$(1.46)
Weighted average shares outstanding	1,006,870	1,230,634	1,091,508	909,394

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2023	June 30, 2022
Operations
Net loss	$(875,955)	$(1,325,448)
Capital transactions
Issuance of Shares	-	43,329,051
Redemption of Shares	(14,812,574)	(8,775,434)
Total capital transactions	(14,812,574)	34,553,617
Net change in net assets	(15,688,529)	33,228,169

Net assets, beginning of period	$39,575,245	$14,179,655

Net assets, end of period	$23,886,716	$47,407,824

Net asset value per share at beginning of period	$31.35	$27.01

Net asset value per share at end of period	$30.33	$31.09

Creation of Shares	-	1,287,500
Redemption of Shares	475,000	287,500

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2023	June 30, 2022
Cash flows from operating activities:
Net loss	$(875,955)	$(1,325,448)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net change in unrealized appreciation on securities	1,017,582	1,966,175
Changes in operating assets and liabilities:
Net sale (purchase) of investments in securities	14,685,763	(35,199,184)
Interest receivable	(27)	(2)
Other assets	(6,160)	30
Other liabilities	(137)	1,881
Net cash provided by (used in) operating activities	14,821,066	(34,556,548)

Cash flows from financing activities:
Proceeds from sale of Shares	-	43,329,051
Redemption of Shares	(14,812,574)	(8,775,434)
Net cash (used in) provided by financing activities	(14,812,574)	34,553,617

Net change in cash equivalents	8,492	(2,931)
Cash equivalents, beginning of period	4,716	4,801
Cash equivalents, end of period	$13,208	$1,870

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

June 30, 2023

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023.

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

	Three months ended June 30, 2023	Three months ended June 30, 2022	Six months ended June 30, 2023	Six months ended June 30, 2022
Amount Recognized for Custody Services	$8,329	$4,676	$15,399	$4,869
Amount of Custody Services Waived	$8,329	$4,676	$15,399	$4,869

Amount Recognized for Distribution Services	$2,390	$2,043	$4,652	$3,760
Amount of Distribution Services Waived	$2,390	$2,043	$4,652	$3,760

Amount Recognized for Thales	$966	$3,565	$2,259	$6,255
Amount of Thales Waived	$966	$-	$2,259	$2,690

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2020 to December 31, 2022, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. This policy has been applied to all existing tax positions upon the Fund’s initial adoption. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2023 and for the years ended December 31, 2022, 2021 and 2020. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three and six months ended June 30, 2023 and 2022.

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

Cash Equivalents

Cash equivalents are highly liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short term maturities. The Fund has these balances of its assets on deposit with banks. Assets deposited with a financial institution may, at times, exceed federally insured limits. TAGS had a balance of $14,562 and $4,716 in money market funds at June 30, 2023 and December 31, 2022, respectively; these balances are included in cash equivalents on the statements of assets and liabilities.

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

	Three months ended June 30, 2023	Three months ended June 30, 2022	Six months ended June 30, 2023	Six months ended June 30, 2022
Recognized Related Party Transactions	$44,857	$33,344	$79,330	$58,191
Waived Related Party Transactions	$44,857	$25,844	$68,722	$46,978

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

TAGS
Three months ended June 30, 2023	$152,755
Three months ended June 30, 2022	$59,160
Six months ended June 30, 2023	$278,249
Six months ended June 30, 2022	$114,163

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

On June 30, 2023 and December 31, 2022, the reported value at the close of the market for each commodity futures contract of the Underlying Funds fairly reflected the value of the futures and no alternative valuations were required.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of June 30, 2023 and December 31, 2022:

June 30, 2023

				Balance as of
Assets:	Level 1	Level 2	Level 3	June 30, 2023
Exchange Traded Funds	$23,869,353	$-	$-	$23,869,353
Cash Equivalents	13,208	-	-	13,208
Total	$23,882,561	$-	$-	$23,882,561

December 31, 2022

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2022
Exchange Traded Funds	$39,572,698	$-	$-	$39,572,698
Cash Equivalents	4,716	-	-	4,716
Total	$39,577,414	$-	$-	$39,577,414

For the three and six months ended June 30, 2023 and year ended December 31, 2022, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the three and six months ended June 30, 2023 and 2022. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Per Share Operation Performance
Net asset value at beginning of period	$31.05	$32.45	$31.35	$27.01
Income (loss) from investment operations:
Net realized and unrealized (loss) gain on investment transactions	(0.71)	(1.35)	(1.00)	4.10
Total expenses, net	(0.01)	(0.01)	(0.02)	(0.02)
Net (decrease) increase in net asset value	(0.72)	(1.36)	(1.02)	4.08
Net asset value at end of period	$30.33	$31.09	$30.33	$31.09
Total Return	-2.30%	-4.21%	-3.24%	15.10%
Ratios to Average Net Assets (Annualized)
Total expenses	2.06%	0.69%	1.75%	0.92%
Total expenses, net	0.09%	0.13%	0.09%	0.14%
Net investment loss	-0.09%	-0.13%	-0.09%	-0.14%

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

Note 7 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended June 30, 2023 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund.

HASHDEX BITCOIN FUTURES ETF

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Cash and cash equivalents	$1,414,157	$701,969
Interest receivable	6,822	2,961
Equity in trading accounts:
Cryptocurrency futures contracts	126,672	29,152
Due from broker	392,803	337,049
Total equity in trading accounts	519,475	366,201
Total assets	1,940,454	1,071,131

Liabilities
Management fee payable to Sponsor	1,525	868

Net assets	$1,938,929	$1,070,263

Shares outstanding	50,004	50,004

Shares authorized	*	*

Net asset value per share	$38.78	$21.40

Market value per share	$38.85	$21.39

* On September 14, 2022, the Hashdex Bitcoin Futures ETF registered an indeterminate number of shares of the Fund pursuant to Rule 456(d) under the Securities Act of 1933.

The accompanying notes are an integral part of these financial statements.

HASHDEX BITCOIN FUTURES ETF

SCHEDULE OF INVESTMENTS

June 30, 2023

(Unaudited)

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X	5.015%	$1,414,157	$1,414,157	72.93%	1,414,157

	Number of		Percentage of	Notional Amount
	Contracts	Fair Value	Net Assets	(Long Exposure)
Cryptocurrency futures contracts
United States CME Bitcoin futures contracts
CME Bitcoin futures JUL23	6	$124,509	6.42%	$920,400
CME Bitcoin futures AUG23	7	2,163	0.11	1,083,425
Total cryptocurrency futures contracts		$126,672	6.53%	$2,003,825

The accompanying notes are an integral part of these financial statements.

HASHDEX BITCOIN FUTURES ETF

SCHEDULE OF INVESTMENTS

December 31, 2022

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X	4.105%	$701,969	$701,969	65.59%	701,969

	Number of		Percentage of	Notional Amount
	Contracts	Fair Value	Net Assets	(Long Exposure)
Cryptocurrency futures contracts
United States CME Bitcoin futures contracts
CME Bitcoin futures JAN23	6	$24,979	2.33%	$496,050
CME Bitcoin futures FEB23	7	4,173	0.39	575,575
Total cryptocurrency futures contracts		$29,152	2.72%	$1,071,625

HASHDEX BITCOIN FUTURES ETF

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Six months ended
	June 30, 2023	June 30, 2023
Income
Realized and unrealized gain (loss) on trading of cryptocurrency futures contracts:
Realized gain on cryptocurrency futures contracts	$71,236	$700,787
Net change in unrealized (depreciation) appreciation on cryptocurrency futures contracts	(30,948)	97,520
Interest income	21,449	34,897
Total income	61,737	833,204

Expenses
Management fees	4,892	8,287
Professional fees	50,284	109,104
Distribution and marketing fees	3,379	4,741
Custodian fees and expenses	858	1,117
Business permits and licenses fees	6,032	16,161
General and administrative expenses	496	496
Total expenses	65,941	139,906

Expenses waived by the Sponsor	(61,049)	(131,619)

Total expenses, net	4,892	8,287

Net income	$56,845	$824,917

Net gain per share	$2.02	$17.38
Net gain per weighted average share	$0.97	$15.20
Weighted average shares outstanding	58,466	54,258

The accompanying notes are an integral part of these financial statements.

HASHDEX BITCOIN FUTURES ETF

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

Six months ended
June 30, 2023
Operations
Net income	$824,917
Capital transactions
Issuance of Shares	367,689
Redemption of Shares	(323,940)
Total capital transactions	43,749
Net change in net assets	868,666

Net assets, beginning of period	$1,070,263

Net assets, end of period	$1,938,929

Net asset value per share at beginning of period	$21.40

Net asset value per share at end of period	$38.78

Creation of Shares	10,000
Redemption of Shares	10,000

The accompanying notes are an integral part of these financial statements.

HASHDEX BITCOIN FUTURES ETF

STATEMENTS OF CASH FLOWS

(Unaudited)

Six months ended
June 30, 2023
Cash flows from operating activities:
Net income	$824,917
Adjustments to reconcile net income to net cash provided by operating activities:
Net change in unrealized appreciation on cryptocurrency futures contracts	(97,520)
Changes in operating assets and liabilities:
Due from broker	(55,754)
Interest receivable	(3,861)
Management fee payable to Sponsor	657
Net cash provided by operating activities	668,439

Cash flows from financing activities:
Proceeds from sale of Shares	367,689
Redemption of Shares	(323,940)
Net cash provided by financing activities	43,749

Net change in cash and cash equivalents	712,188
Cash and cash equivalents beginning of period	701,969
Cash and cash equivalents end of period	$1,414,157

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

June 30, 2023

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results through June 30, 2023 are not necessarily indicative of the results to be expected from the full year ended  December 31, 2023.

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

	Three months ended June 30, 2023	Three months ended June 30, 2022	Six months ended June 30, 2023	Six months ended June 30, 2022
Amount Recognized for Custody Services	$858	$-	$1,117	$-
Amount of Custody Services Waived	$858	$-	$1,117	$-

Amount Recognized for Distribution Services	$224	$-	$284	$-
Amount of Distribution Services Waived	$224	$-	$284	$-

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

Brokerage Commissions

The Sponsor recognizes the expense for brokerage commissions for futures contract trades on a per-trade basis. The below table shows the amounts included on the statements of operations as total brokerage commissions paid inclusive of unrealized loss for the quarter ended  June 30, 2023.

DEFI
Three months ended June 30, 2023	$769
Three months ended June 30, 2022	$-
Six months ended June 30, 2023	$1,377
Six months ended June 30, 2022	$-

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For the tax year  December 31, 2022, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. This policy has been applied to all existing tax positions upon the Fund’s initial adoption. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2023 and for the year ended December 31, 2022. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of a  June 30, 2023.

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

Cash Equivalents

Cash equivalents are highly liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short-term maturities. The Fund has these balances of its assets on deposit with banks. Assets deposited with a financial institution may, at times, exceed federally insured limits. DEFI had a balance of $1,414,157 and $701,969 in money market funds at June 30, 2023 and  December 31, 2022 respectively; these balances are included in cash equivalents on the statements of assets and liabilities.

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

DEFI
Three months ended June 30, 2023	$61,049
Three months ended June 30, 2022	$-
Six months ended June 30, 2023	$131,619
Six months ended June 30, 2022	$-

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

On June 30, 2023 and December 31, 2022, the reported value at the close of the market for each cryptocurrency contract fairly reflected the value of the futures and no alternative valuations were required.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of June 30, 2023 and December 31, 2022:

June 30, 2023

				Balance as of
Assets:	Level 1	Level 2	Level 3	June 30, 2023
Cash Equivalents	$1,414,157	$-	$-	$1,414,157
Cryptocurrency Futures Contracts
Bitcoin futures contracts	126,672	-	-	126,672
Total	$1,540,829	$-	$-	$1,540,829

December 31, 2022

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2022
Cash Equivalents	$701,969	$-	$-	$701,969
Bitcoin futures contracts	29,152	-	-	29,152
Total	$731,121	$-	$-	$731,121

For the three and six months ended June 30, 2023 and year ended December 31, 2022, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the quarter ended  June 30, 2023, the Fund invested only in cryptocurrency futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk, and held by the FCMs, StoneX as of June 30, 2023.

*The amount of collateral presented in Collateral, Due from Broker, is limited to the liability for the futures contracts and accordingly does not include the excess collateral pledged.

Offsetting of Financial Assets and Derivative Assets as of June 30, 2023

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Cryptocurrency Price
Bitcoin futures contracts	$126,672	$-	$126,672	$-	$-	$126,672

Offsetting of Financial Assets and Derivative Assets as of December 31, 2022

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Cryptocurrency Price
Bitcoin futures contracts	$29,152	$-	$29,152	$-	$-	$29,152

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of cryptocurrency futures contracts categorized by primary underlying risk:

Three months ended   June 30, 2023

	Realized Gain on Cryptocurrency Futures Contracts	Net Change in Unrealized Depreciation on Cryptocurrency Futures Contracts
Cryptocurrency Price
Bitcoin futures Contracts	$71,236	$(30,948)

Six months ended   June 30, 2023

	Realized Gain on Cryptocurrency Futures Contracts	Net Change in Unrealized Appreciation on Cryptocurrency Futures Contracts
Cryptocurrency Price
Bitcoin futures Contracts	$700,787	$97,520

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $2.1 million and $1.9 million, respectively, for the three and six months ended  June 30, 2023.

Note 6 – Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the three months ended  June 30, 2023. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Six months ended
	June 30, 2023	June 30, 2023
Per Share Operation Performance
Net asset value at beginning of period	$36.76	$21.40
Income (loss) from investment operations:
Investment income	0.37	0.64
Net realized and unrealized gain on cryptocurrency futures contracts	1.73	16.89
Total expenses, net	(0.08)	(0.15)
Net increase in net asset value	2.02	17.38
Net asset value at end of period	$38.78	$38.78
Total Return	5.46%	81.16%
Ratios to Average Net Assets (Annualized)
Total expenses	12.67%	15.87%
Total expenses, net	0.94%	0.94%
Net investment income	3.18%	3.02%

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

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended June 30, 2023 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than those noted below:

The Hashdex Bitcoin Futures ETF (“Tidal Fund”), sponsored by Toroso Investments, LLC (“Toroso”), a series of the Tidal Commodities Trust I has not commenced operations and was recently formed. The Tidal Fund will be the successor and surviving entity from the merger (the “Merger”) into the Tidal Fund of Hashdex Bitcoin Futures ETF (the “Teucrium Fund”) that is a series of the Teucrium Commodity Trust (the “Teucrium Trust”) sponsored by Teucrium Trading, LLC (“Teucrium”). The Merger is expected to close in 2023. Teucrium, Toroso, and Tidal ETF Services, LLC (“Tidal”) and Victory Capital Management Inc. (“Victory Capital”) (the “Marketing Agents”) have entered into a support agreement (“Support Agreement”) that, among other things, will cause the Merger in furtherance of their long-term business goals, the Tidal Fund will be the successor and surviving entity from the Merger. The Tidal Fund and the Teucrium Fund will file current reports on Form 8-K including a press release notifying shareholders that the Merger has been consummated.

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

Each Benchmark is rebalanced periodically to ensure that each of the Benchmark Component Futures Contracts is weighted in the same proportion as in the investment objective for each Fund. The following tables reflect the June 30, 2023, Benchmark Component Futures Contracts weights for each of the Funds, the contract held is identified by the generally accepted nomenclature of contract month and year, which may differ from the month in which the contract expires:

CORN Benchmark Component Futures Contracts	Notional Value	Weight (%)
CBOT Corn Futures (1,302 contracts, JUL23)	$31,801,350	34%
CBOT Corn Futures (1,104 contracts, DEC23)	27,310,200	30
CBOT Corn Futures (1,356 contracts, DEC24)	33,679,650	36

Total at June 30, 2023	$92,791,200	100%

SOYB Benchmark Component Futures Contracts	Notional Value	Weight (%)

CBOT Soybean Futures (197 contracts, NOV23)	$13,231,013	36%
CBOT Soybean Futures (167 contracts, JAN24)	11,245,363	30
CBOT Soybean Futures (206 contracts, NOV24)	12,429,525	34

Total at June 30, 2023	$36,905,901	100%

CANE Benchmark Component Futures Contracts	Notional Value	Weight (%)

ICE Sugar Futures (317 contracts, MAR24)	$8,126,865	35%
ICE Sugar Futures (287 contracts, MAY24)	6,955,962	30
ICE Sugar Futures (348 contracts, MAR25)	8,110,906	35

Total at June 30, 2023	$23,193,733	100%

WEAT Benchmark Component Futures Contracts	Notional Value	Weight (%)

CBOT Wheat Futures (1,760 contracts, SEP23)	$57,288,000	35%
CBOT Wheat Futures (1,471 contracts, DEC23)	49,223,338	30
CBOT Wheat Futures (1,622 contracts, DEC24)	57,966,225	35

Total at June 30, 2023	$164,477,563	100%

TAGS Benchmark Component Futures Contracts	Fair Value	Weight (%)
Shares of Teucrium Corn Fund (252,559 shares)	$5,612,366	24%
Shares of Teucrium Soybean Fund (230,720 shares)	6,305,393	26
Shares of Teucrium Wheat Fund (481,279 shares)	5,838,773	25
Shares of Teucrium Sugar Fund (903,597 shares)	6,112,821	25

Total at June 30, 2023	$23,869,353	100%

DEFI Benchmark Component Futures Contracts	Notional Value	Weight (%)
CME Bitcoin Futures (6 contracts, JUL23)	$920,400	46%
CME Bitcoin Futures (7 contracts, AUG23)	1,083,425	54

Total at June 30, 2023	$2,003,825	100%

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

The Funds seek to earn interest and other income (“interest income”) from cash equivalents that it purchases and, on the cash it holds through the Custodian or other financial institutions. The Sponsor anticipates that the interest income will increase the NAV of each Fund. The Funds apply the interest income to the acquisition of additional investments or use it to pay its expenses. If the Fund reinvests the earned interest income, it makes investments that are consistent with its investment objectives as disclosed. Any cash equivalent invested by a Fund will have original maturity dates of three and nine months or less at inception. Any cash equivalent invested by a Fund will be deemed by the Sponsor to be of investment grade quality. As of June 30, 2023, available cash balances in each of the Funds were invested in the First American Government Obligations Fund – Class X, Goldman Sachs Financial Square Government Fund, in demand deposits at Capital One, and in commercial paper with maturities of ninety days or less. Additionally, the CORN, SOYB, CANE, WEAT and DEFI Funds may invest a portion of the amount of funds required to be deposited with the FCM as initial margin in U.S. Treasury obligations with time to maturity of 90 days or less. The obligations are purchased and held in the respective Fund accounts through the FCM.

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

The Sponsor

Teucrium Trading, LLC is the sponsor of the Trust and each of the series of the Trust. The Sponsor is a Delaware limited liability company, formed on July 28, 2009. The principal office is located at Three Main Street, Suite 215, Burlington, Vermont 05401. The Sponsor is registered as a commodity pool operator (“CPO”) and a commodity trading adviser (“CTA”) with the Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association (“NFA”). Teucrium Investment Advisors, LLC, a wholly owned subsidiary of Teucrium Trading, LLC, is a Delaware limited liability company, which was formed on January 4, 2022. Teucrium Investment Advisors, LLC is a U.S. SEC registered investment advisor. Teucrium Investment Advisors, LLC was registered with the CFTC as a CPO on May 2, 2022, a CTA on May 2, 2022, and a Swap Firm on May 9, 2022. Teucrium Investment Advisors, LLC became a member of the NFA on May 9, 2022. Teucrium became a listed principal of Teucrium Investment Advisors, LLC on May 20, 2022.

Effective July 2, 2023, ConvexityShares LLC ("ConvexityShares") resigned from its position as sponsor of the ConvexityShares Trust and the concurrent appointment of Teucrium Trading, LLC as successor to the ConvexityShares Trust. The Form 8-K  can be found here: https://www.sec.gov/ix?doc=/Archives/edgar/data/1817218/000121390023053886/ea181271-8k_convexity.htm.

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

Performance Summary

This report covers the periods from January 1 to June 30, 2023 for CORN, SOYB, CANE, WEAT, TAGS and DEFI. Total expenses are presented both gross and net of any expenses waived or paid by the Sponsor that would have been incurred by the Funds (“expenses waived by the Sponsor”).

CORN Per Share Operation Performance
Net asset value at beginning of period	$26.90
Income from investment operations:
Investment income	0.58
Net realized and unrealized loss on commodity futures contracts	(4.96)
Total expenses	(0.30)
Net decrease in net asset value	(4.68)
Net asset value end of period	$22.22
Total Return	-17.38%
Ratios to Average Net Assets (Annualized)
Total expenses	2.38%
Total expenses, net	2.38%
Net investment income (loss)	2.27%

SOYB Per Share Operation Performance
Net asset value at beginning of period	$28.50
Income from investment operations:
Investment income	0.63
Net realized and unrealized loss on commodity futures contracts	(1.42)
Total expenses, net	(0.38)
Net decrease in net asset value	(1.17)
Net asset value at end of period	$27.33
Total Return	-4.12%
Ratios to Average Net Assets (Annualized)
Total expenses	2.81%
Total expenses, net	2.81%
Net investment income (loss)	1.88%

CANE Per Share Operation Performance
Net asset value at beginning of period	$9.51
Income (loss) from investment operations:
Investment income	0.28
Net realized and unrealized gain on commodity futures contracts	3.08
Total expenses, net	(0.17)
Net increase in net asset value	3.19
Net asset value at end of period	$12.70
Total Return	33.49%
Ratios to Average Net Assets (Annualized)
Total expenses	2.89%
Total expenses, net	2.89%
Net investment income (loss)	1.87%

WEAT Per Share Operation Performance
Net asset value at beginning of period	$7.99
Income (loss) from investment operations:
Investment income	0.15
Net realized and unrealized loss on commodity futures contracts	(1.59)
Total expenses, net	(0.09)
Net decrease in net asset value	(1.53)
Net asset value at end of period	$6.46
Total Return	(19.08)%
Ratios to Average Net Assets (Annualized)
Total expenses	2.66%
Total expenses, net	2.66%
Net investment income (loss)	1.93%

TAGS Per Share Operation Performance
Net asset value at beginning of period	$31.35
Income from investment operations:
Net realized and unrealized loss on investment transactions	(1.00)
Total expenses	(0.02)
Net decrease in net asset value	(1.02)
Net asset value at end of period	$30.33
Total Return	(3.24)%
Ratios to Average Net Assets (Annualized)
Total expenses	1.75%
Total expenses, net	0.09%
Net investment loss	(0.09)%

DEFI Per Share Operation Performance
Net asset value at beginning of period	$21.40
Income from investment operations:
Investment income	0.64
Net realized and unrealized gain on cryptocurrency futures contracts	16.89
Total expenses	(0.15)
Net increase in net asset value	17.38
Net asset value at end of period	$38.78
Total Return	81.16%
Ratios to Average Net Assets (Annualized)
Total expenses	15.87%
Total expenses, net	0.94%
Net investment income	3.02%

Past performance of a Fund is not necessarily indicative of future performance.

Results of Operations

The following includes a section for each Fund of the Trust.

The discussion below addresses the material changes in the results of operations for the three and six months ended June 30, 2023 compared to the same period in 2022. The following includes a section for each Fund of the Trust for the periods in which each Fund was in operation. CORN, SOYB, WEAT, CANE and TAGS each operated for the entirety of all periods. For DEFI, the commencement of operations was September 15, 2022 and will not have a comparative first quarter in 2022.

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

On June 30, 2023, the Corn Fund held a total of 3,762 CBOT Corn Futures contracts with a notional value of $92,791,200. The contracts had a liability fair value of $13,427,593. The weighting of the notional value of the contracts is as follows: (1) 34% to the JUL23 contracts, the second to expire CBOT Corn Futures Contract, (2) 30% to DEC23 CBOT contracts, the third to expire CBOT Corn Futures Contract, and (3) 36% to DEC24 CBOT contracts, the CBOT Corn Futures Contract expiring in the December following the expiration month of the third to expire contract.

	Quarter Ending	Quarter Ending	Year Ending
	June 30, 2023	June 30, 2022	December 31, 2022
Total Net Assets	$92,776,876	$238,731,929	$152,638,405
Shares Outstanding	4,175,004	9,525,004	5,675,004
Net Asset Value per share	$22.22	$25.06	$26.90
Closing Price	$22.19	$25.16	$26.93

Total net assets for the Fund decreased year over year by 61%, driven by a combination of a decrease in total shares outstanding of 5,350,000 shares or 56% and a decrease in the NAV per share of ($2.84) or 11%. The net assets for the Fund decreased by 20% when comparing June 30, 2023, to March 31, 2023. The change in total net assets year over year, in the opinion of management, was generally due to a combination of the depreciation of commodity prices and investor out-flows which was driven by the war in Ukraine, supply disruptions and rising crop input costs.

For the Three Months Ended June 30, 2023, compared to the Three Months Ended June 30, 2022

	Three Months Ended	Three Months Ended
	June 30, 2023	June 30, 2022
Average daily total net assets	$102,508,567	$290,604,391
Net realized and unrealized (loss) gain on futures contracts	$(13,939,373)	$(24,994,954)
Interest income earned on cash equivalents	$1,268,364	$531,679
Annualized interest yield based on average daily total net assets	1.24%	0.18%
Net (Loss) Income	$(13,364,689)	$(25,497,060)
Weighted average share outstanding	4,252,751	10,146,433
Management Fees	$255,570	$724,521
Total gross fees and other expenses excluding management fees	$438,110	$530,742
Brokerage Commissions	$13,898	$102,336
Expenses waived by the Sponsor	$-	$221,478
Total gross expense ratio	2.71%	1.73%
Total expense ratio net of expenses waived by the Sponsor	2.71%	1.43%
Net investment gain (loss)	2.25%	0.69%
Creation of Shares	175,000	3,600,000
Redemption of Shares	575,000	2,250,000

For the Six Months Ended June 30, 2023, compared to the Six Months Ended June 30, 2022

	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022
Average daily total net assets	$117,857,437	$222,388,195
Net realized and unrealized (loss) gain on futures contracts	$(23,507,668)	$11,468,357
Interest income earned on cash equivalents	$2,722,600	$618,304
Annualized interest yield based on average daily total net assets	2.31%	0.28%
Net (Loss) Income	$(22,178,442)	$10,278,895
Weighted average share outstanding	4,696,413	8,266,993
Management Fees	$584,444	$1,102,802
Total gross fees and other expenses excluding management fees	$808,930	$1,050,819
Brokerage Commissions	$31,168	$133,575
Expenses waived by the Sponsor	$-	$345,855
Total gross expense ratio	2.38%	1.95%
Total expense ratio net of expenses waived by the Sponsor	2.38%	1.64%
Net investment gain (loss)	2.27%	1.08%
Creation of Shares	250,000	6,550,000
Redemption of Shares	1,750,000	2,625,000

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

The increase in interest and other income year over year was due to an increase in Federal Fund Rates. As a result, the amount of interest income earned was higher in the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022. The Fund seeks to earn interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper. These interest rate levels may be lower or higher than the projected interest rates stated in the prospectuses and thus will impact your breakeven point.

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

The decrease in total gross fees and other expenses excluding management fees for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022 was generally due to the allocation of expenses and total net assets relative to the other Funds. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The increase/decrease in total brokerage commissions for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022, was primarily due to an increase/decrease in contracts purchased, liquidated, and rolled. The total brokerage commissions for six months ended June 30, 2023 compared to the same period in 2022 were generally stable.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to June 30, 2023 and serves to illustrate the relative changes of these components.

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

On June 30, 2023, the Fund held a total of 570 CBOT soybean futures contracts with a notional value of $36,905,901. The contracts had an asset fair value of $818,350 and a liability fair value of $685,954. The weighting of the notional value of the contracts is as follows: (1) 36% to NOV23 CBOT contracts, (2) 30% to JAN24 CBOT contracts, and (3) 34% to NOV24 CBOT contracts.

	Quarter Ending	Quarter Ending	Year Ending
	June 30, 2023	June 30, 2022	December 31, 2022
Total Net Assets	$36,894,584	$75,109,727	$58,429,985
Shares Outstanding	1,350,004	2,775,004	2,050,004
Net Asset Value per share	$27.33	$27.07	$28.50
Closing Price	$27.32	$27.06	$28.50

Total net assets for the Fund decreased year over year by 51%, driven by a combination of a decrease in total shares outstanding of 1,425,000 shares or 56% and by an increase in the NAV per share of $0.26 or 1%. The net assets for the Fund decreased by 3% when comparing June 30, 2023, to March 31, 2023. The change in total net assets year over year, in the opinion of management, was generally due to a combination of a depreciation of commodity prices and investor out-flows which was driven by the war in Ukraine, supply disruptions and rising crop input costs.

For the Three Months Ended June 30, 2023, compared to the Three Months Ended June 30, 2022

	Three Months Ended	Three Months Ended
	June 30, 2023	June 30, 2022
Average daily total net assets	$34,780,879	$81,002,331
Net realized and unrealized loss on futures contracts	$203,645	$(182,830)
Interest income earned on cash and cash equivalents	$433,162	$156,528
Annualized interest yield based on average daily total net assets	1.25%	0.19%
Net Income (Loss)	$320,311	$(322,648)
Weighted average share outstanding	1,328,026	2,881,323
Management Fees	$86,715	$201,951
Total gross fees and other expenses excluding management fees	$229,781	$132,541
Brokerage Commissions	$2,439	$8,686
Expenses waived by the Sponsor	$-	$38,146
Total gross expense ratio	3.65%	1.66%
Total expense ratio net of expenses waived by the Sponsor	3.65%	1.47%
Net investment gain (loss)	1.35%	(0.69)%
Creation of Shares	125,000	825,000
Redemption of Shares	175,000	450,000

For the Six Months Ended June 30, 2023, compared to the Six Months Ended June 30, 2022

	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022
Average daily total net assets	$40,614,722	$68,092,840
Net realized and unrealized loss on futures contracts	$(2,428,453)	$7,784,588
Interest income earned on cash and cash equivalents	$944,785	$184,364
Annualized interest yield based on average daily total net assets	2.33%	0.27%
Net (Loss) Income	$(2,050,066)	$7,374,237
Weighted average share outstanding	1,497,380	2,506,772
Management Fees	$201,405	$337,666
Total gross fees and other expenses excluding management fees	$364,993	$346,611
Brokerage Commissions	$8,779	$15,206
Expenses waived by the Sponsor	$-	$(89,562)
Total gross expense ratio	2.81%	2.03%
Total expense ratio net of expenses waived by the Sponsor	2.81%	1.76%
Net investment gain (loss)	1.88%	(1.22)%
Creation of Shares	250,000	1,350,000
Redemption of Shares	950,000	550,000

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

The increase in interest and other income year over year was due to an increase in Federal Fund Rates. As a result, the amount of interest income earned as a percentage of average daily total net assets was higher in the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022. The Fund seeks to earn interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper. These interest rate levels may be lower or higher than the projected interest rates stated in the prospectuses and thus will impact your breakeven point.

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

The increase in total gross fees and other expenses excluding management fees for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022 was generally due to the average net assets relative to the other Funds. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The increase/decrease in total brokerage commissions for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022, was primarily due to an increase/decrease in contracts purchased, liquidated, and rolled.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to June 30, 2023 and serves to illustrate the relative changes of these components.

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
6/30/2023

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

On June 30, 2023, the Fund held a total of 952 ICE sugar futures contracts with a notional value of $23,193,733. The contracts had an asset fair value of $921,870 and a liability fair value of $97,357. The weighting of the notional value of the contracts is as follows: (1) 35% to the MAR24 ICE No 11 contracts, (2) 30% to the MAY24 ICE No 11 contracts, and (3) 35% to the MAR25 ICE No 11 contracts.

	Quarter Ending	Quarter Ending	Year Ending
	June 30, 2023	June 30, 2022	December 31, 2022
Total Net Assets	$23,179,570	$32,383,073	$24,262,359
Shares Outstanding	1,825,004	3,475,004	2,550,004
Net Asset Value per share	$12.70	$9.32	$9.51
Closing Price	$12.76	$9.32	$9.53

Total net assets for the Fund decreased year over year by 28%, driven by a combination of a decrease in total shares outstanding of 1,650,000 or 47% and an increase in the NAV per share of $3.38 or 36%. The net assets for the Fund decreased by 17% when comparing June 30, 2023, to March 31, 2023. This change was, in the opinion of management, due to the stabilization of prices worldwide, strong demand and with modestly higher production which accelerated investor interest.

For the Three Months Ended June 30, 2023, compared to the Three Months Ended June 30, 2022

	Three Months Ended	Three Months Ended
	June 30, 2023	June 30, 2022
Average daily total net assets	$34,612,940	$35,226,621
Net realized and unrealized gain on futures contracts	$4,266,669	$(1,773,422)
Interest income earned on cash and cash equivalents	$431,237	$61,792
Annualized interest yield based on average daily total net assets	1.25%	0.18%
Net Income	$4,441,988	$(1,835,263)
Weighted average share outstanding	2,612,367	3,644,509
Management Fees	$86,295	$87,825
Total gross fees and other expenses excluding management fees	$169,623	$85,179
Brokerage Commissions	$9,899	$20,341
Expenses waived by the Sponsor	$-	$(49,371)
Total gross expense ratio	2.97%	1.97%
Total expense ratio net of expenses waived by the Sponsor	2.97%	1.41%
Net investment gain (loss)	2.03%	(0.70)%
Creation of Shares	675,000	1,900,000
Redemption of Shares	1,300,000	1,075,000

For the Six Months Ended June 30, 2023, compared to the Six Months Ended June 30, 2022

	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022
Average daily total net assets	$29,771,335	$28,722,361
Net realized and unrealized gain on futures contracts	$8,745,934	$(795,519)
Interest income earned on cash and cash equivalents	$702,686	$72,490
Annualized interest yield based on average daily total net assets	2.36%	0.25%
Net Income	$9,022,479	$(967,836)
Weighted average share outstanding	2,530,114	(967,836)
Management Fees	$147,633	$142,431
Total gross fees and other expenses excluding management fees	$278,508	$180,613
Brokerage Commissions	$15,954	$26,536
Expenses waived by the Sponsor	$-	$(78,237)
Total gross expense ratio	2.89%	2.27%
Total expense ratio net of expenses waived by the Sponsor	2.89%	1.72%
Net investment gain (loss)	1.87%	(1.21)%
Creation of Shares	1,200,000	2,600,000
Redemption of Shares	1,925,000	1,600,000

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

The increase in interest and other income year over year was due to an increase in Federal Fund Rates. As a result, the amount of interest income earned as a percentage of average daily total net assets was higher in the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022. The Fund seeks to earn interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper. These interest rate levels may be lower or higher than the projected interest rates stated in the prospectuses and thus will impact your breakeven point.

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

The increase and decrease in total gross fees and other expenses excluding management fees for the three and six months ended June 30, 2023, respectively, compared to the three and six months ended June 30, 2022 was generally due to the increase/decrease in average net assets in the three and six month periods, respectively. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The increase/decrease in total brokerage commissions for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022, was primarily due to an increase/decrease in contracts purchased, liquidated, and rolled.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to June 30, 2023 and serves to illustrate the relative changes of these components.

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
6/30/2023

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

On June 30, 2023, the Fund held a total of 4,853 CBOT wheat futures contracts with a notional value of $164,477,563. The contracts had an asset fair value of $23,351,829. The weighting of the notional value contracts is as follows: (1) 35% to SEP23 CBOT contracts, (2) 30% to DEC23 CBOT contracts, and (3) 35% to DEC24 CBOT contracts.

	Quarter Ending	Quarter Ending	Year Ending
	June 30, 2023	June 30, 2022	December 31, 2022
Total Net Assets	$164,450,547	$450,519,572	$228,972,039
Shares Outstanding	25,450,004	49,875,004	28,675,004
Net Asset Value per share	$6.46	$9.03	$7.99
Closing Price	$6.44	$9.04	$7.98

Total net assets for the Fund decreased year over year by 63%, driven by a combination of a decrease in total shares outstanding of 24,425,000 or 49% and a decrease in the NAV per share of $2.57 or 28%. The net assets for the Fund decreased by 5% when comparing June 30, 2023 to March 31, 2023. The change in total net assets year over year, in the opinion of management, was generally due to a combination of the depreciation of commodity prices and investor out-flows which was driven by the war in Ukraine, supply disruptions and rising crop input costs.

For the Three Months Ended June 30, 2023, compared to the Three Months Ended June 30, 2022

	Three Months Ended	Three Months Ended
	June 30, 2023	June 30, 2022
Average daily total net assets	$167,174,113	$575,334,458
Net realized and unrealized (loss) gain on futures contracts	$(15,168,222)	$(58,796,224)
Interest income earned on cash and cash equivalents	$2,042,449	$1,029,524
Annualized interest yield based on average daily total net assets	1.22%	0.18%
Net (Loss) Income	$(14,275,719)	$(59,861,562)
Weighted average share outstanding	25,394,509	53,085,993
Management Fees	$416,792	$1,434,395
Total gross fees and other expenses excluding management fees	$733,154	$999,775
Brokerage Commissions	$22,713	$198,392
Expenses waived by the Sponsor	$-	$(339,308)
Total gross expense ratio	2.66%	1.70%
Total expense ratio net of expenses waived by the Sponsor	2.66%	1.46%
Net investment gain (loss)	1.93%	(0.74)%
Creation of Shares	3,150,000	28,450,000
Redemption of Shares	2,225,000	28,700,000

For the Six Months Ended June 30, 2023, compared to the Six Months Ended June 30, 2022

	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022
Average daily total net assets	$181,090,168	$377,414,693
Net realized and unrealized (loss) gain on futures contracts	$(40,619,517)	$(57,641,019)
Interest income earned on cash and cash equivalents	$4,122,595	$1,124,333
Annualized interest yield based on average daily total net assets	2.28%	0.30%
Net (Loss) Income	$(38,887,140)	$(59,383,897)
Weighted average share outstanding	25,827,490	36,163,126
Management Fees	$898,010	$1,871,563
Total gross fees and other expenses excluding management fees	$1,492,208	$1,420,812
Brokerage Commissions	$44,458	$279,543
Expenses waived by the Sponsor	$-	$(425,164)
Total gross expense ratio	2.66%	1.76%
Total expense ratio net of expenses waived by the Sponsor	2.66%	1.53%
Net investment gain (loss)	1.93%	(0.93)%
Creation of Shares	3,975,000	79,475,000
Redemption of Shares	7,200,000	39,850,000

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

The increase in interest and other income year over year was due to an increase in Federal Fund Rates. As a result, the amount of interest income earned as a percentage of average daily total net assets was higher in the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022. The Fund seeks to earn interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper. These interest rate levels may be lower or higher than the projected interest rates stated in the prospectuses and thus will impact your breakeven point.

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

The decrease and increase in total gross fees and other expenses excluding management fees for the three and six months ended June 30, 2023, respectively, compared to the three and six months ended June 30, 2022 was generally due to a decrease in average net assets relative to the other Funds. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The increase/decrease in total brokerage commissions for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022, was primarily due to an increase/decrease in contracts purchased, liquidated, and rolled.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to June 30, 2023 and serves to illustrate the relative changes of these components.

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

On June 30, 2023, the Fund held: 1) 252,559 shares of CORN with a fair value of $5,612,366; 2) 903,597 shares of WEAT with a fair value of $5,838,773; 3) 230,720 shares of SOYB with a fair value of $6,305,393; and 4) 481,279 shares of CANE with a fair value of $6,112,821. The weighting on June 30, 2023 was 24% to CORN, 24% to WEAT, 26% to SOYB and 26% to CANE.

	Quarter Ending	Quarter Ending	Year Ending
	June 30, 2023	June 30, 2022	December 31, 2022
Total Net Assets	$23,886,716	$47,407,824	$39,575,245
Shares Outstanding	787,502	1,525,002	1,262,502
Net Asset Value per share	$30.33	$31.09	$31.35
Closing Price	$30.30	$31.07	$31.32

Total net assets for the Fund decreased year over year by 50%, driven by a decrease in shares outstanding of 737,500 shares or 48%. The net assets for the Fund decreased by 28% when comparing June 30, 2023 to March 31, 2023. The change in total net assets year over year, in the opinion of management, was generally due to a combination of depreciation of commodity prices and investor out-flows which was driven by the war in Ukraine, supply disruptions and rising crop input costs. Effective August 2, 2012 through April 9, 2018, the Fund was at 50,002 shares outstanding which represents a minimum number of shares and there could be no further redemptions until additional shares were created.

For the Three Months Ended June 30, 2023, compared to the Three Months Ended June 30, 2022

	Three Months Ended	Three Months Ended
	June 30, 2023	June 30, 2022
Average daily total net assets	$31,177,655	$42,019,729
Net realized and unrealized gain on securities	$(361,963)	$(3,782,071)
Interest income earned on cash equivalents	$160	$32
Annualized interest yield based on average daily total net assets	0.00%	0.00%
Net (Loss) Income	$(368,799)	$(3,795,658)
Weighted average share outstanding	1,006,870	1,230,634
Total gross fees and other expenses	$159,751	$72,779
Expenses waived by the Sponsor	$(152,755)	$(59,160)
Total gross expense ratio	2.06%	0.69%
Total expense ratio net of expenses waived by the Sponsor	0.09%	0.13%
Net investment loss	(0.09)%	(0.13)%
Creation of Shares	-	700,000
Redemption of Shares	475,000	75,000

For the Six Months Ended June 30, 2023, compared to the Six Months Ended June 30, 2022

	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022
Average daily total net assets	$33,708,035	$29,882,546
Net realized and unrealized gain on securities	$(861,183)	$(1,304,063)
Interest income earned on cash equivalents	$272	$50
Annualized interest yield based on average daily total net assets	0.00%	0.00%
Net (Loss) Income	$(875,955)	$(1,325,448)
Weighted average share outstanding	1,091,508	909,394
Total gross fees and other expenses	$293,293	$135,598
Expenses waived by the Sponsor	$(278,249)	$(114,163)
Total gross expense ratio	1.75%	0.92%
Total expense ratio net of expenses waived by the Sponsor	0.09%	0.14%
Net investment loss	(0.09)%	(0.14)%
Creation of Shares	-	1,287,500
Redemption of Shares	475,000	287,500

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

The increase in total gross fees and other expenses for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022 was generally due to the decrease in average net assets in the three month period, the increase in average net assets in the six month period, and the net assets relative to the other Funds. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to June 30, 2023 and serves to illustrate the relative changes of these components.

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

On June 30, 2023, the Fund held a total of 13 CME bitcoin futures contracts with a notional value of 2,003,825. The contracts had an asset fair value of $126,672. The weighting of the notional value contracts is as follows: (1) 46% to JUL23 CME Bitcoin Futures contracts, (2) 54% to AUG23 CME Bitcoin Futures contracts.

Quarter Ending
June 30, 2023
Total Net Assets	$1,938,929
Shares Outstanding	50,004
Net Asset Value per share	$38.78
Closing Price	$38.85

For the three months ended June 30, 2023

Quarter Ending
June 30, 2023
Average daily total net assets	$2,087,482
Net realized and unrealized gain on futures contracts	$40,288
Interest income earned on cash equivalents	$21,449
Annualized interest yield based on average daily total net assets	1.03%
Net Income	$56,845
Weighted average share outstanding	58,466
Management Fees	$4,892
Total gross fees and other expenses excluding management fees	$61,049
Brokerage Commissions	$769
Expenses waived by the Sponsor	$(61,049)
Total gross expense ratio	12.67%
Total expense ratio net of expenses waived by the Sponsor	0.94%
Net investment gain	3.18%
Creation of Shares	-
Redemption of Shares	10,000

For the six months ended June 30, 2023

Six Months Ending
June 30, 2023
Average daily total net assets	$1,777,962
Net realized and unrealized gain on futures contracts	$798,307
Interest income earned on cash equivalents	$34,897
Annualized interest yield based on average daily total net assets	1.96%
Net Income	$824,917
Weighted average share outstanding	54,258
Management Fees	$8,287
Total gross fees and other expenses excluding management fees	$131,619
Brokerage Commissions	$1,377
Expenses waived by the Sponsor	$(131,619)
Total gross expense ratio	15.87%
Total expense ratio net of expenses waived by the Sponsor	0.94%
Net investment gain	3.02%
Creation of Shares	10,000
Redemption of Shares	10,000

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

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to June 30, 2023 and serves to illustrate the relative changes of these components.

DEFI AUM Analysis
DEFI Shares Outstanding
DEFI AUM
DEFI NAV Per Share
Shares Outstanding (Thousands)
AUM (Million $) & NAV ($ per share)
140
120
100
80
60
40
20
0
45.000
40.000
35.000
30.000
25.000
20.000
15.000
10.000
5.000
0.000
6/30/2022
7/31/2022
8/31/2022
9/30/2022
10/31/2022
11/30/2022
12/31/2022
1/31/2023
2/28/2023
3/31/2023
4/30/2023
5/31/2023
6/30/2023

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

The United States is the world’s leading producer and exporter of corn. For the Crop Year 2023-24, the United States Department of Agriculture (“USDA”) estimates that the U.S. will produce approximately 32% of all the corn globally, of which about 14% will be exported. For 2023-2024, based on the July 12, 2023, USDA reports, global consumption of 1,207 Million Metric Tons (MMT) is expected to be slightly lower than global production of 1,224 MMT. If the global demand for corn is not equal to global supply, this may have an impact on the price of corn. Besides the United States, other principal world corn exporters include Argentina, Brazil, Russia, South Africa, and Ukraine. Major import nations include Mexico, Japan, the European Union (EU), South Korea, Egypt, and parts of Southeast Asia. China’s production at 280 MMT is approximately 9% less than its domestic usage.

According to the USDA, global corn consumption has increased just over 595% from crop years 1960/1961 to 2023/2024 as demonstrated by the graph below and is projected to continue to grow in coming years. Consumption growth is the result of a combination of many factors including: 1) global population growth, which, according to the U.S. Census Department, is estimated to reach 9.7 billion by 2050; 2) a growing global middle class which is increasing the demand for protein and meat-based products globally and most significantly in developing countries; and 3) increased use of biofuels, including ethanol in the United States.

Global corn consumption may fluctuate year over year due to any number of reasons which may include, but is not limited to, economic conditions, global health concerns, international trade policy. Corn is a staple commodity used pervasively across the globe so that any contractions in consumption may only be temporary as has historically been the case.

While global consumption of corn has increased over the 1960/1961-2023/2024 period, so has production, driven by increases in acres planted and yield per acre. However, according to the USDA and United Nations, future growth in planted acres and yield may be inhibited by lower productive land, and lack of infrastructure and transportation. In addition, agricultural crops such as corn are highly weather dependent for yield and therefore susceptible to changing weather patterns. In addition, given the current production/consumption patterns, nearly 100% of all corn produced globally is consumed which leaves minimal excess inventory if production issues arise.

The price per bushel of corn in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to May 2023.

On July 12, 2023, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2023-24. The exhibit below provides a summary of historical and current information for United States corn production.

U.S. Corn Supply/Demand Balance
Marketing Year September - August
Million Bushels
											July 12 Est.	22-23 to	July 12 Est.	23-24 to
											USDA	21-22	USDA	22-23
Crop Year	12-13	13-14	14-15	15-16	16-17	17-18	18-19	19-20	20-21	21-22	22-23	% Change	23-24	% Change
Planted Acres	97.3	95.4	90.6	88.0	94.0	90.2	88.9	89.7	90.7	93.3	88.6	-5%	94.1	6%
Harvested Acres	87.4	87.5	83.1	80.8	86.7	82.7	81.3	81.3	82.3	85.3	79.2	-7%	86.3	9%
Difference	9.9	7.9	7.5	7.2	7.3	7.5	7.6	8.4	8.4	8.0	9.4	17%	7.8	-17%
Yield	123.1	158.1	171.0	168.4	174.6	176.6	176.4	167.5	171.4	176.7	173.3	-2%	177.5	2%

Beginning Stocks	989	821	1,232	1,731	1,737	2,293	2,140	2,221	1,919	1,235	1,377	11%	1,402	2%
Production	10,755	13,829	14,216	13,602	15,148	14,609	14,340	13,620	14,111	15,074	13,730	-9%	15,320	12%
Imports	160	36	32	68	57	36	28	42	24	24	25	4%	25	0%
Total Supply	11,904	14,686	15,479	15,401	16,942	16,939	16,509	15,883	16,055	16,333	15,132	-7%	16,747	11%

Feed	4,315	5,040	5,280	5,114	5,470	5,304	5,429	5,900	5,607	5,719	5,425	-5%	5,650	4%
Food/Seed/Industrial	6,038	6,493	6,601	6,648	6,885	7,057	6,793	6,286	6,467	6,764	6,655	-2%	6,735	1%
Ethanol for Fuel(incld above)	4,641	5,124	5,200	5,224	5,432	5,605	5,378	4,857	5,028	5,326	5,225	-2%	5,300	1%
Exports	730	1,920	1,867	1,901	2,294	2,438	2,066	1,777	2,747	2,472	1,650	-33%	2,100	27%
Total Usage	11,083	13,454	13,748	13,664	14,650	14,798	14,288	13,963	14,821	14,956	13,730	-8%	14,485	5%

Ending Stocks (Inventory)	821	1,232	1,731	1,737	2,293	2,140	2,221	1,919	1,235	1,377	1,402	2%	2,262	61%

Stocks/Use Ratio	7%	9%	13%	13%	16%	14%	16%	14%	8%	9%	10%	11%	16%	53%
farm Price ($/bushel)	$ 6.89	$ 4.46	$ 3.70	$ 3.61	$ 3.36	$3.36	$3.61	$3.56	$4.53	$6.00	$6.60		$4.80

Calculations:
Demand per day (incld expt)¹	30.4	36.9	37.7	37.4	40.1	40.5	39.1	38.3	40.6	41.0	37.6	-8%	39.7	5%
Carry-out days supply	27.0	33.4	46.0	46.4	57.1	52.8	56.7	50.2	30.4	33.6	37.3	11%	57.0	53%
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

The Soybean Market

Global soybean production is concentrated in the U.S., Brazil, Argentina, and China. The United States Department of Agriculture (“USDA”) has estimated that, for the Crop Year 2023-24, the United States will produce approximately 117 MMT of soybeans or approximately 29% of estimated world production, with Brazil production at 163 MMT. Argentina is projected to produce about 48 MMT. For 2023-24, based on the July 12, 2023 USDA report, global consumption of 385 MMT is estimated slightly lower than global production of 405 MMT. If the global demand for soybeans is not equal to global supply, this may have an impact on the price of soybeans. Global soybean consumption may fluctuate year over year due to any number of reasons which may include, but is not limited to, economic conditions, global health concerns, and international trade policy. Soybeans are a staple commodity used pervasively across the globe so that any contractions in consumption may only be temporary as has historically been the case. The USDA publishes weekly, monthly, quarterly, and annual updates for U.S. domestic and worldwide soybean production and consumption. These reports are available on the USDA’s website, www.usda.gov, at no charge. The outlook provided below is from the July 12, 2023 USDA report.

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

The price per bushel of soybeans in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to May 2023.

USDA Historical Price of Soybeans/Bushel by Month
United States
Jan 2007 - May 2023
$18.00
$16.00
$14.00
$12.00
$10.00
$8.00
$6.00
$4.00
Jan-07
Jan-08
Jan-09
Jan-10
Jan-11
Jan-12
Jan-13
Jan-14
Jan-15
Jan-16
Jan-17
Jan-18
Jan-19
Jan-20
Jan-21
Jan-22
Jan-23
Jan-24

On July 12, 2023, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2022-23. The exhibit below provides a summary of historical and current information for United States soybean production.

U.S. Soybean Supply/Demand Balance
Marketing Year September - August
Million Bushels
											July 12 Est.	22-23 to	July 12 Est.	23-24 to
											USDA	21-22	USDA	22-23
Crop Year	12-13	13-14	14-15	15-16	16-17	17-18	18-19	19-20	20-21	21-22	22-23	% Change	23-24	% Change
Planted Acres	77.2	76.8	83.3	82.7	83.5	90.2	89.2	76.1	83.4	87.2	87.5	0%	83.5	-5%
Harvested Acres	76.1	76.3	82.6	81.7	82.7	89.5	87.6	74.9	82.6	86.3	86.3	0%	82.7	-4%
Difference	1.0	0.5	0.7	1.0	0.8	0.7	1.6	1.2	0.8	0.9	1.2	33%	0.8	-33%
Yield	40.0	44.0	47.5	48.0	51.9	49.3	50.6	47.4	51.0	51.7	49.5	-4%	52.0	5%

Beginning Stocks	169	141	92	191	197	302	438	909	525	257	274	7%	255	-7%
Production	3,042	3,358	3,927	3,926	4,296	4,412	4,428	3,552	4,216	4,465	4,276	-4%	4,300	1%
Imports	41	72	33	24	22	22	14	15	20	16	25	56%	20	-20%
Total Supply	3,252	3,570	4,052	4,140	4,516	4,735	4,880	4,476	4,761	4,738	4,576	-3%	4,575	0%

Crushings	1,689	1,734	1,873	1,886	1,901	2,055	2,092	2,165	2,141	2,204	2,220	1%	2,300	4%
Seed, Feed and Residual	105	107	146	115	147	109	127	108	97	108	120	11%	126	5%
Exports	1,317	1,638	1,842	1,942	2,166	2,134	1,752	1,679	2,266	2,152	1,980	-8%	1,850	-7%
Total Usage	3,111	3,478	3,862	3,944	4,214	4,297	3,971	3,952	4,504	4,464	4,320	-3%	4,276	-1%

Ending Stocks (Inventory)	141	92	191	197	302	438	909	525	257	274	255	-7%	300	18%

Stocks/Use Ratio	4.5%	2.6%	4.9%	5.0%	7.2%	10.2%	22.9%	13.3%	5.7%	6.1%	6%	-4%	7.0%	19%
farm Price ($/bushel)	$ 14.40	$ 13.00	$ 10.10	$ 8.95	$ 9.47	$9.33	$8.48	$8.57	$10.80	$13.30	$14.20		$12.40

Calculations:
Demand per day (incld expt)¹	8.5	9.5	10.6	10.8	11.5	11.8	10.9	10.8	12.3	12.2	11.8	-3%	11.7	-1%
Carry-out days supply	16.6	9.7	18.1	18.2	26.2	37.2	83.6	48.5	20.8	22.4	21.5	-4%	25.6	19%
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

The Wheat Market

Wheat is used to produce flour, the key ingredient for breads, pasta, crackers, and many other food products, as well as several industrial products such as starches and adhesives. Wheat by-products are used in livestock feeds. Wheat is the principal food grain produced in the United States, and the United States’ output of wheat is typically exceeded only by that of China, the European Union, Russia, and India. The United States Department of Agriculture (“USDA”) estimates that for 2023-24, the principal global producers of wheat will be the EU, Russia, Ukraine, China, India, the United States, Australia, and Canada. The U.S. generates approximately 6% of global production, with approximately 42% of that being exported. For 2023-24, based on the July 12, 2023 USDA report, global consumption of 799 MMT is estimated to be slightly higher than production of 797 MMT. If the global demand of wheat is not equal to global supply, this may have an impact on the price of wheat. Global wheat consumption may fluctuate year over year due to any number of reasons which may include, but is not limited to, economic conditions, global health concerns, international trade policy. Wheat is a staple commodity used pervasively across the globe so that any contractions in consumption may only be temporary as has historically been the case. The USDA publishes weekly, monthly, quarterly, and annual updates for U.S. domestic and worldwide wheat production and consumption. These reports are available on the USDA’s website, www.usda.gov, at no charge. The outlook provided herein is from the July 12, 2023 USDA report.

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

The price per bushel of wheat in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to May 2023.

USDA Historical Price of Wheat/Bushel by Month
United States
Jan 2007 - May 2023
$12.00
$11.00
$10.00
$9.00
$8.00
$7.00
$6.00
$5.00
$4.00
$3.00
$2.00
Jan-07
Jan-08
Jan-09
Jan-10
Jan-11
Jan-12
Jan-13
Jan-14
Jan-15
Jan-16
Jan-17
Jan-18
Jan-19
Jan-20
Jan-21
Jan-22
Jan-23
Jan-24

On July 12, 2023, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2023-24. The exhibit below provides a summary of historical and current information for United States wheat production.

U.S. Wheat Supply/Demand Balance
Marketing Year June - May
Million Bushels
											July 12 Est.	22-23 to	July 12 Est.	23-24 to
											USDA	21-22	USDA	22-23
Crop Year	12-13	13-14	14-15	15-16	16-17	17-18	18-19	19-20	20-21	21-22	22-23	% Change	23-24	% Change
Planted Acres	55.3	56.2	56.8	55.0	50.1	46.1	47.8	45.5	44.5	46.7	45.7	-2%	49.6	9%
Harvested Acres	48.8	45.3	46.4	47.3	43.8	37.6	39.6	37.4	36.8	37.1	35.5	-4%	37.7	6%
Difference	6.5	10.9	10.4	7.7	6.3	8.5	8.2	8.1	7.7	9.6	10.2	6%	11.9	17%
Yield	46.2	47.1	43.7	43.6	52.7	46.4	47.6	51.7	49.7	44.3	46.5	5%	46.1	-1%

Beginning Stocks	743	718	590	752	976	1,181	1,099	1,080	1,028	845	698	-17%	580	-17%
Production	2,252	2,135	2,026	2,062	2,309	1,741	1,885	1,932	1,828	1,646	1,650	0%	1,739	5%
Imports	123	173	151	113	118	158	135	104	100	96	122	27%	130	7%
Total Supply	3,118	3,026	2,768	2,927	3,402	3,080	3,119	3,116	2,956	2,588	2,470	-5%	2,449	-1%

Food	951	955	958	957	949	964	954	962	961	972	975	0%	977	0%
Seed	73	77	79	67	61	63	59	62	64	58	70	21%	65	-7%
Feed and residual	364	228	114	149	160	47	88	95	93	64	86	34%	90	5%
Exports	1,012	1,176	864	778	1,051	906	937	969	994	796	759	-5%	725	-4%
Total Usage	2,400	2,436	2,015	1,951	2,222	1,981	2,039	2,087	2,111	1,889	1,890	0%	1,857	-2%

Ending Stocks (Inventory)	718	590	752	976	1,181	1,099	1,080	1,028	845	698	580	-17%	592	2%

Stocks/Use Ratio	29.7%	24.2%	37.3%	50.0%	53.2%	55.5%	53.0%	49.3%	40.0%	37.0%	30.7%	-17%	31.9%	4%
farm Price ($/bushel)	$ 7.77	$ 6.87	$ 5.99	$ 4.89	$ 3.89	$4.72	$5.16	$4.58	$5.05	$7.63	$8.83		$7.50

Calculations:
Demand per day (incld expt)¹	6.6	6.7	5.5	5.3	6.1	5.4	5.6	5.7	5.8	5.2	5.2	0%	5.1	-2%
Carry-out days supply	108.6	88.4	136.2	182.6	194.0	202.5	193.3	179.8	146.1	134.9	112.0	-17%	116.4	4%
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

Accountability Levels. Exchanges may establish accountability levels applicable to a futures contract instead of position limits, provided that the futures contract is not subject to federal position limits. An exchange may order a person who holds or controls a position in excess of a position accountability level not to further increase its position, to comply with any prospective limit that exceeds the size of the position owned or controlled, or to reduce any open position that exceeds the position accountability level if the exchange determines that such action is necessary to maintain an orderly market. Position accountability levels could adversely affect a Fund’s ability to establish and maintain positions in commodity futures contracts to which such levels apply if a Fund were to trade in such contracts. Such an outcome could adversely affect a Fund’s ability to pursue its investment objective.

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

Off Balance Sheet Financing

As of June 30, 2023, neither the Trust nor any of the Funds has any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Funds. While the exposure of each Fund under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial positions of each Fund.

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

●

The Sponsor, Toroso, Hashdex and Victory Capital were responsible for paying for all listing, legal, and regulatory costs and expenses incurred in connection with the regulatory process related to the launch of the Fund, including drafting the Fund’s registration statement, exchange listing fees, and other regulatory or service provider fees, as determined in the Support Agreement (“Start-Up Costs”). The Fund will not be responsible for the Start-Up Costs. Each Party is responsible for its own internal expenses.

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

During the period from January 1, 2023 through June 30, 2023 the average daily change in the NAV of each Fund was within plus/minus 10 percent of the average daily change in the Benchmark of each Fund, as stated in the applicable prospectus for each Fund.

Frequency Distribution of Premiums and Discounts: NAV versus the 4pm Bid/Ask Midpoint on the NYSE Arca.

CORN	Q3 2022	Q4 2022	Q1 2023	Q2 2023	Total
Days at premium	19	15	13	31	78
Days at NAV	6	4	4	3	17
Days at discount	39	44	45	28	156

The performance data above for the Teucrium Corn Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

SOYB	Q3 2022	Q4 2022	Q1 2023	Q2 2023	Total
Days at premium	30	29	24	32	115
Days at NAV	10	9	2	6	27
Days at discount	24	25	36	24	109

The performance data above for the Teucrium Soybean Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

CANE	Q3 2022	Q4 2022	Q1 2023	Q2 2023	Total
Days at premium	25	14	30	30	99
Days at NAV	3	8	10	7	28
Days at discount	36	41	22	25	124

The performance data above for the Teucrium Sugar Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

WEAT	Q3 2022	Q4 2022	Q1 2023	Q2 2023	Total
Days at premium	27	12	17	27	83
Days at NAV	16	12	13	14	55
Days at discount	21	39	32	21	113

The performance data above for the Teucrium Wheat Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

TAGS	Q3 2022	Q4 2022	Q1 2023	Q2 2023	Total
Days at premium	25	14	15	13	67
Days at NAV	0	5	6	2	13
Days at discount	39	44	41	47	171

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

DEFI	Q3 2022	Q4 2022	Q1 2023	Q2 2023	Total
Days at premium	3	27	2	11	43
Days at NAV	4	5	32	32	73
Days at discount	7	31	28	19	66

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

The tables below present a quantitative analysis of hypothetical impact of price decreases and increases in each of the commodity or cryptocurrency futures contracts held by each of the Funds, or the Underlying Funds in the case of TAGS, on the actual holdings and NAV per share as of June 30, 2023. For purposes of this analysis, all futures contracts held by the Funds and the Underlying Funds are assumed to change by the same percentage. In addition, the cash held by the Funds and any management fees paid to the Sponsor are assumed to remain constant and not impact the NAV per share. There may be very slight and immaterial differences, due to rounding, in the tables presented below.

CORN:

	June 30, 2023 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of June 30, 2023	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Corn Futures SEP23	1,302	$4.8850	$31,801,350	$28,621,215	$27,031,148	$25,441,080	$34,981,485	$36,571,553	$38,161,620
CBOT Corn Futures DEC23	1,104	$4.9475	$27,310,200	$24,579,180	$23,213,670	$21,848,160	$30,041,220	$31,406,730	$32,772,240
CBOT Corn Futures DEC24	1,356	$4.9675	$33,679,650	$30,311,685	$28,627,703	$26,943,720	$37,047,615	$38,731,598	$40,415,580
Total CBOT Corn Futures			$92,791,200	$83,512,080	$78,872,521	$74,232,960	$102,070,320	$106,709,881	$111,349,440

Shares outstanding			4,175,004	4,175,004	4,175,004	4,175,004	4,175,004	4,175,004	4,175,004

Net Asset Value per Share attributable directly to CBOT Corn Futures			$22.23	$20.00	$18.89	$17.78	$24.45	$25.56	$26.67
Total Net Asset Value per Share as reported			$22.22
Change in the Net Asset Value per Share				$(2.22)	$(3.33)	$(4.45)	$2.22	$3.33	$4.45

Percent Change in the Net Asset Value per Share				-10.00%	-15.00%	-20.00%	10.00%	15.00%	20.00%

SOYB:

	June 30, 2023 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of June 30, 2023	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Soybean Futures NOV23	197	$13.4325	$13,231,013	$11,907,912	$11,246,361	$10,584,810	$14,554,114	$15,215,665	$15,877,216
CBOT Soybean Futures JAN24	167	$13.4675	$11,245,363	$10,120,827	$9,558,559	$8,996,290	$12,369,899	$12,932,167	$13,494,436
CBOT Soybean Futures NOV24	206	$12.0675	$12,429,525	$11,186,573	$10,565,096	$9,943,620	$13,672,478	$14,293,954	$14,915,430
Total CBOT Soybean Futures			$36,905,901	$33,215,312	$31,370,016	$29,524,720	$40,596,491	$42,441,786	$44,287,082

Shares outstanding			1,350,004	1,350,004	1,350,004	1,350,004	1,350,004	1,350,004	1,350,004

Net Asset Value per Share attributable directly to CBOT Soybean Futures			$27.34	$24.60	$23.24	$21.87	$30.07	$31.44	$32.81
Total Net Asset Value per Share as reported			$27.33
Change in the Net Asset Value per Share				$(2.73)	$(4.10)	$(5.47)	$2.73	$4.10	$5.47

Percent Change in the Net Asset Value per Share				-10.00%	-15.00%	-20.01%	10.00%	15.00%	20.01%

CANE:

	June 30, 2023 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of June 30, 2023	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
ICE #11 Sugar Futures MAR24	317	$0.2289	$8,126,865	$7,314,179	$6,907,835	$6,501,492	$8,939,552	$9,345,895	$9,752,238
ICE #11 Sugar Futures MAY24	287	$0.2164	$6,955,962	$6,260,366	$5,912,568	$5,564,770	$7,651,558	$7,999,356	$8,347,154
ICE #11 Sugar Futures MAR25	348	$0.2081	$8,110,906	$7,299,815	$6,894,270	$6,488,725	$8,921,997	$9,327,542	$9,733,087
Total ICE #11 Sugar Futures			$23,193,733	$20,874,360	$19,714,673	$18,554,987	$25,513,107	$26,672,793	$27,832,479

Shares outstanding			1,825,004	1,825,004	1,825,004	1,825,004	1,825,004	1,825,004	1,825,004

Net Asset Value per Share attributable directly to ICE #11 Sugar Futures			$12.71	$11.44	$10.80	$10.17	$13.98	$14.62	$15.25
Total Net Asset Value per Share as reported			$12.70
Change in the Net Asset Value per Share				$(1.27)	$(1.91)	$(2.54)	$1.27	$1.91	$2.54

Percent Change in the Net Asset Value per Share				-10.01%	-15.01%	-20.01%	10.01%	15.01%	20.01%

WEAT:

	June 30, 2023 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of June 30, 2023	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Wheat Futures SEP23	1,760	$6.5100	$57,288,000	$51,559,200	$48,694,800	$45,830,400	$63,016,800	$65,881,200	$68,745,600
CBOT Wheat Futures DEC23	1,471	$6.6925	$49,223,338	$44,301,004	$41,839,837	$39,378,670	$54,145,672	$56,606,839	$59,068,006
CBOT Wheat Futures DEC24	1,622	$7.1475	$57,966,225	$52,169,603	$49,271,291	$46,372,980	$63,762,848	$66,661,159	$69,559,470
Total CBOT Wheat Futures			$164,477,563	$148,029,807	$139,805,928	$131,582,050	$180,925,320	$189,149,198	$197,373,076

Shares outstanding			25,450,004	25,450,004	25,450,004	25,450,004	25,450,004	25,450,004	25,450,004

Net Asset Value per Share attributable directly to CBOT Wheat Futures			$6.46	$5.82	$5.49	$5.17	$7.11	$7.43	$7.76
Total Net Asset Value per Share as reported			$6.46
Change in the Net Asset Value per Share				$(0.65)	$(0.97)	$(1.29)	$0.65	$0.97	$1.29

Percent Change in the Net Asset Value per Share				-10.00%	-15.00%	-20.00%	10.00%	15.00%	20.00%

TAGS:

	June 30, 2023 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of June 30, 2023	Number of Shares Held	Closing NAV	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value
Teucrium Corn Fund	252,559	$22.2220	$5,612,366	$5,051,129	$4,770,511	$4,489,893	$6,173,603	$6,454,221	$6,734,839
Teucrium Soybean Fund	230,720	$27.3292	$6,305,393	$5,674,854	$5,359,584	$5,044,314	$6,935,932	$7,251,202	$7,566,472
Teucrium Wheat Fund	903,597	$6.4617	$5,838,773	$5,254,896	$4,962,957	$4,671,018	$6,422,650	$6,714,589	$7,006,528
Teucrium Sugar Fund	481,279	$12.7011	$6,112,821	$5,501,539	$5,195,898	$4,890,257	$6,724,103	$7,029,744	$7,335,385
Total value of shares of the Underlying Funds			$23,869,353	$21,482,418	$20,288,950	$19,095,482	$26,256,288	$27,449,756	$28,643,224

Shares outstanding			787,502	787,502	787,502	787,502	787,502	787,502	787,502

Net Asset Value per Share attributable directly to shares of the Underlying Funds			$30.31	$27.28	$25.76	$24.25	$33.34	$34.86	$36.37
Total Net Asset Value per Share as reported			$30.33
Change in the Net Asset Value per Share				$(3.03)	$(4.55)	$(6.06)	$3.03	$4.55	$6.06

Percent Change in the Net Asset Value per Share				-9.99%	-14.99%	-19.99%	9.99%	14.99%	19.99%

DEFI:

	June 30, 2023 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of June 30, 2023	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CME Bitcoin Futures JUL23	6	$306.8000	$920,400	$828,360	$782,340	$736,320	$1,012,440	$1,058,460	$1,104,480
CME Bitcoin Futures AUG23	7	$309.5500	$1,083,425	$975,083	$920,911	$866,740	$1,191,768	$1,245,939	$1,300,110
Total CME Bitcoin Futures			$2,003,825	$1,803,443	$1,703,251	$1,603,060	$2,204,208	$2,304,399	$2,404,590

Shares outstanding			50,004	50,004	50,004	50,004	50,004	50,004	50,004

Net Asset Value per Share attributable directly to CME Bitcoin Futures			$40.07	$36.07	$34.06	$32.06	$44.08	$46.08	$48.09
Total Net Asset Value per Share as reported			$38.78
Change in the Net Asset Value per Share				$(4.01)	$(6.01)	$(8.01)	$4.01	$6.01	$8.01

Percent Change in the Net Asset Value per Share				-10.33%	-15.50%	-20.67%	10.33%	15.50%	20.67%

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Litigation and Claims

On September 13, 2018, Barbara Riker, the then-current Chief Financial Officer, Chief Accounting Officer and Chief Compliance Officer of Teucrium Trading, LLC (“Teucrium,” the “Sponsor” or the “Company”), resigned from each of her positions.  Ms. Riker was replaced by Cory Mullen-Rusin.  On September 17, 2018, Dale Riker, the then-current Chief Executive Officer (“CEO”) of the Sponsor, was removed from his position.  He was replaced by Sal Gilbertie.  After Mr. Riker was removed as CEO, he pursued a books and records action against Teucrium in the Delaware Court of Chancery, which resulted in a final judgment on May 19, 2020, following a one-day trial.

Mr. Riker later decided to pursue litigation, and on November 24, 2020, he provided Teucrium with a draft complaint that he threatened to file (purportedly because of an order in the books and records action governing the disclosure), and subsequently did file, in New York Supreme Court.  See Dale Riker v. Sal Gilbertie, et al., No. 656794-2020 (N.Y. Sup. Ct.).  On November 30, 2020, certain officers and members of the Sponsor, along with the Sponsor, filed a Verified Complaint (as amended through the Amended Verified Complaint filed on February 18, 2021) (the “Gilbertie complaint”) in the Delaware Court of Chancery, C.A. No. 2020-1018-LWW (the “Gilbertie case”).  The Gilbertie complaint responded to and addressed certain allegations that Mr. Riker had made in his draft complaint.  The Gilbertie complaint asserted various claims against Mr. and Ms. Riker.

On December 7, 2020, Mr. Riker filed his New York complaint.  On April 22, 2021, the Supreme Court of the State of New York, New York County dismissed Mr. Riker’s case without prejudice to the case being refiled after the conclusion of the Gilbertie case in Delaware Court of Chancery.  See Dale Riker, et al. v. Teucrium Trading, LLC et al, Decision + Order on Motions, No. 6567943-2020 (N.Y. Sup. Ct.) (Apr. 22, 2021).

On June 29, 2021, Mr. Riker, individually and derivatively on behalf of the Sponsor and Ms. Riker, filed a new suit in the Delaware Court of Chancery against the Sponsor’s officers and certain of the Sponsor’s members. See Dale Riker v. Salvatore Gilbertie et al., C.A. No. 2021-0561-LWW (the “Riker case”).  The Rikers’ complaint was similar, but not identical, to the complaint Mr. Riker had earlier filed in New York, and which had earlier been dismissed by the New York Court.  The Court ordered Mr. Riker’s newly filed Delaware action consolidated with the Gilbertie case, and thus the Rikers eventually refiled their remaining claims as counterclaims in the Gilbertie case.

Following various motions, five counts from the Gilbertie complaint and two of the Rikers’ counterclaims remain in the Gilbertie case.  The first remaining count from the Gilbertie case is a claim brought by Teucrium against Ms. Riker for an alleged breach of her separation agreement that she entered into after resigning from Teucrium.  The second count is a claim brought against Mr. Riker for tortious interference with Ms. Riker’s separation agreement. The third count is a claim brought against Ms. Riker seeking a declaration that the releases in her separation agreement are null and void. The fourth count is a claim brought against Mr. Riker for breach of Teucrium’s amended and restated limited liability agreement (the “Operating Agreement”). The fifth count is a claim brought against Mr. Riker for breach of fiduciary duty. The first of the Rikers’ remaining counterclaims is a claim by Mr. Riker against Messrs. Gilbertie and Miller alleging that his removal breached the Operating Agreement.  The second remaining counterclaim, which Mr. Riker brought against Mr. Gilbertie, seeks specific performance of an alleged oral agreement for Mr. Gilbertie to purchase Mr. Riker’s equity in Teucrium.

In August of 2022, both Dale and Barbara Riker demanded advancement of their legal fees and costs related to the litigation, by virtue of their status as former officers of the Company and Dale Riker’s status as a member. The Company denied the demand as to Barbara Riker. As to Dale Riker, the Company informed his counsel that it was willing to advance some of the fees and costs, but not the full amount of $1,056,402.50 in specific fees and costs that he had demanded to date. On October 24, 2022, the Company advanced $127,163.30. On November 15, 2022, Dale Riker and Barbara Riker filed a verified complaint captioned “Dale Riker and Barbara Riker v. Teucrium Trading, LLC,” C.A. No. 2022-1030-LWW, to obtain advancement of legal fees and costs in connection with the Gilbertie case. Teucrium filed a motion making arguments concerning the requested advancement.

Following briefing and a hearing, on June 13, 2023, the Court of Chancery ruled that the Rikers are entitled to advancement. As a result of that ruling, the Rikers submitted a demand for payment of their fees and costs for the advancement action, totaling $380,152.84. Teucrium has paid $214,997.81 and objected to the balance. In addition to the advancement amount of $1,056,402.50 noted above that the Rikers demanded in 2022, the Rikers have demanded an additional advancement amount of $290,529.80 for work on the Gilbertie case since that demand, as well as an additional demand for approximately $90,000. Teucrium is reviewing those demands.

On June 23, 2023, Teucrium asked the Court to permit an appeal of the advancement ruling to the Delaware Supreme Court.  See Application for Certification of an Interlocutory Appeal, C.A. 2022-1030-LWW.  The Rikers opposed the request.  On July 7, 2023, the Court denied Teucrium’s request for interlocutory appeal, finding that the costs of an interlocutory appeal, including the drain on judicial resources from adjudicating piecemeal appeals, would outweigh any benefits.  See June 13, 2023 Transcript Ruling and June 13, 2023 Order of the Court of Chancery of the State of Delaware, C.A. No. 2022-1030-LWW. Teucrium subsequently petitioned the Delaware Supreme Court directly to accept an appeal from the ruling of the Court of Chancery.  See Amended Notice of Appeal from Interlocutory Order, C.A. No. 2022-1030-LWW.

On June 22, 2023, Messrs. Gilbertie, Kahler and Miller, Ms. Mullen-Rusin and Teucrium, the plaintiffs in the Gilbertie case, filed a motion asking the Court of Chancery to allow them to voluntarily dismiss all of the plaintiffs’ remaining claims in the litigation. See Plaintiffs’ Motion To Grant Voluntary Dismissal of Claims with Prejudice, C.A. 2022-1030-LWW.  On July 7, 2023 the Rikers filed a response, arguing that any dismissal should be conditioned as follows. First, any dismissal should reflect that the Rikers have been wholly successful on the merits, which the Rikers believe could streamline their ultimate indemnification request under Teucrium’s Operating Agreement.  Second, Teucrium and the other named plaintiffs in the litigation should be required to pay the advancement amounts that the Rikers assert they are owed, from November 30, 2020 to date.  Third, the Rikers assert that dismissal of all claims against the Rikers will cause Mr. Riker to incur additional fees and expenses in connection with his continuing to prosecute his counterclaims (which would remain after dismissal of all claims against the Rikers) and delay discovery in connection with those counterclaims.  Accordingly, the Rikers argue, any dismissal should therefore be conditioned on each of the plaintiffs in the Gilbertie case, jointly and severally, paying the Rikers’ attorneys’ fees and expenses (separate and apart from Teucrium’s advancement obligations) for the additional costs the dismissal will cause with respect to continued litigation of the Rikers’ counterclaims.

Except as described above, within the past 10 years of the date of this report, there have been no material administrative, civil or criminal actions against the Sponsor or the Trust, or any principal or affiliate of any of them. This includes any actions pending, on appeal, concluded, threatened, or otherwise known to them.

Item 1A. Risk Factors applicable to Funds

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

From June 9, 2010 (the commencement of operations) through June 30, 2023, 45,875,000 Shares of the Fund were sold at an aggregate offering price of $1,027,320,685. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund from June 9, 2010 (the commencement of operations) through June 30, 2023 in an amount equal to $1,212,188, resulting in net offering proceeds of $1,026,108,497. The offering proceeds were invested in corn futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Teucrium Soybean Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-167590	10,000,000	June 13, 2011
2	333-196210	-	June 30, 2014
3	333-217247	-	May 1, 2017
4	333-223940	5,000,000	April 30, 2018
5	333-241569	15,000,000	August 24, 2020
6	333-263448	Indeterminate Number of Shares	April 7, 2022

From September 19, 2011 (the commencement of the offering) through June 30, 2023, 16,575,000 Shares of the Fund were sold at an aggregate offering price of $304,500,419. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through June 30, 2023 in an amount equal to $258,760, resulting in net offering proceeds of $304,241,659. The offering proceeds were invested in soybean futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Teucrium Sugar Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-167585	10,000,000	June 13, 2011
2	333-196211	-	June 30, 2014
3	333-217248	-	May 1, 2017
4	333-223941	5,000,000	April 30, 2018
5	333-248545	15,000,000	October 2, 2020
6	333-263438	Indeterminate Number of Shares	April 7, 2022

From September 19, 2011 (the commencement of the offering) through June 30, 2023, 12,550,000 Shares of the Fund were sold at an aggregate offering price of $115,536,031. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through June 30, 2023 in an amount equal to $104,874, resulting in net offering proceeds of $115,431,157. The offering proceeds were invested in sugar futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Teucrium Wheat Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-167591	10,000,000	June 13, 2011
2	333-196209	-	June 30, 2014
3	333-212481	25,050,000	July 15, 2016
4	333-230623	30,000,000	April 29, 2019
5	333-263293	Indeterminate Number of Shares	March 9, 2022

From September 19, 2011 (the commencement of the offering) through June 30, 2023, 119,775,000 Shares of the Fund were sold at an aggregate offering price of $1,159,307,023. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through June 30, 2023 in an amount equal to $542,611, resulting in net offering proceeds of $1,158,764,412. The offering proceeds were invested in wheat futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Teucrium Agricultural Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-173691	5,000,000	February 10, 2012
2	333-201953	-	April 30, 2015
3	333-223943	-	April 30, 2018
4	333-254650	-	April 30, 2021
5	333-263450	Indeterminate Number of Shares	April 7, 2022

From March 28, 2012 (the commencement of the offering) through June 30, 2023, 2,287,500 Shares of the Fund were sold at an aggregate offering price of $77,555,646. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through June 30, 2023 in an amount equal to $29,721, resulting in net offering proceeds of $77,525,925. The offering proceeds were invested in Shares of the Underlying Funds and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Hashdex Bitcoin Futures ETF

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-256339	Indeterminate Number of Shares	September 14, 2022

From September 15, 2022 (the commencement of the offering) through June 30, 2023, 110,000 Shares of the Fund were sold at an aggregate offering price of $2,829,029. The offering proceeds were invested in bitcoin futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Issuer Purchases of CORN Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2023	200,000	$ 24.90	N/A	N/A
May 1 to May 31, 2023	275,000	$ 22.96	N/A	N/A
June 1 to June 30, 2023	100,000	$ 25.92	N/A	N/A
Total	575,000	$ 24.15

January 1 to June 30, 2023	1,750,000	$ 25.19	N/A	N/A

Issuer Purchases of CANE Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2023	50,000	$ 13.78	N/A	N/A
May 1 to May 31, 2023	450,000	$ 13.63	N/A	N/A
June 1 to June 30, 2023	800,000	$ 13.70	N/A	N/A
Total	1,300,000	$ 13.68

January 1 to June 30, 2023	1,925,000	$ 12.49	N/A	N/A

Issuer Purchases of WEAT Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2023	250,000	$ 6.68	N/A	N/A
May 1 to May 31, 2023	525,000	$ 6.35	N/A	N/A
June 1 to June 30, 2023	1,450,000	$ 7.00	N/A	N/A
Total	2,225,000	$ 6.82

January 1 to June 30, 2023	7,200,000	$ 7.25	N/A	N/A

Issuer Purchases of SOYB Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2023	50,000	$ 27.07	N/A	N/A
May 1 to May 31, 2023	100,000	$ 25.70	N/A	N/A
June 1 to June 30, 2023	25,000	$ 28.17	N/A	N/A
Total	175,000	$ 26.44

January 1 to June 30, 2023	950,000	$ 27.52	N/A	N/A

Issuer Purchases of TAGS Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2023	25,000	$ 31.37	N/A	N/A
May 1 to May 31, 2023	62,500	$ 29.74	N/A	N/A
June 1 to June 30, 2023	200,000	$ 32.38	N/A	N/A
Total	287,500	$ 31.72

January 1 to June 30, 2023	475,000	$ 31.18	N/A	N/A

Issuer Purchases of DEFI Shares: Nothing to report.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2023	-	$ -	N/A	N/A
May 1 to May 31, 2023	-	$ -	N/A	N/A
June 1 to June 30, 2023	10,000	$ 32.39	N/A	N/A
Total	10,000	$ 32.39

January 1 to June 30, 2023	10,000	$ 32.39	N/A	N/A

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

Date: August 9, 2023

Teucrium Commodity Trust (Registrant)

By:	Teucrium Trading, LLC
its Sponsor

By:	/s/ Sal Gilbertie
Name:	Sal Gilbertie
Chief Executive Officer

Date: August 9, 2023