Form 10-Q
period 2023-09-30
Teucrium Commodity Trust
filed 2023-11-08
CIK 1471824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2023.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Total Number of Outstanding Shares as of November 7, 2023
Teucrium Corn Fund	4,025,004
Teucrium Sugar Fund	1,900,004
Teucrium Soybean Fund	1,050,004
Teucrium Wheat Fund	34,675,004
Teucrium Agricultural Fund	687,502
Hashdex Bitcoin Futures ETF	50,000

TEUCRIUM COMMODITY TRUST

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Cash and cash equivalents	$322,537,166	$434,062,296
Interest receivable	528,723	317,351
Other assets	43,652	9,069
Capital shares receivable	-	1,344,830
Equity in trading accounts:
Commodity and cryptocurrency futures contracts	2,020,707	8,207,381
Due from broker	43,881,117	61,563,417
Total equity in trading accounts	45,901,824	69,770,798
Total assets	$369,011,365	$505,504,344

Liabilities
Management fee payable to Sponsor	$294,761	$432,882
Other liabilities	185,968	78,880
Payable for shares redeemed	-	10,183,915
Equity in trading accounts:
Commodity and cryptocurrency futures contracts	25,923,738	29,433,069
Due to broker	997,931	-
Total equity in trading accounts	26,921,669	29,433,069
Total liabilities	$27,402,398	$40,128,746

Net Assets	$341,608,967	$465,375,598

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED SCHEDULE OF INVESTMENTS

September 30, 2023

(Unaudited)

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
U.S. Bank Deposit Account	5.270%	$70,144,326	$70,144,326	20.53%	70,144,326
Goldman Sachs Financial Square Government Fund - Institutional Class	5.240%	77,776,959	77,776,959	22.77	77,776,959
Total money market funds		$147,921,285	$147,921,285	43.30%

	Maturity				Percentage of	Principal
	Date	Yield	Cost	Fair Value	Net Assets	Amount
Commercial Paper
Brookfield Infrastructure Holdings (Canada) Inc.	October 11, 2023	5.735%	$4,956,994	$4,992,180	1.46%	5,000,000
Brookfield Infrastructure Holdings (Canada) Inc.	October 11, 2023	5.806%	3,967,700	3,993,666	1.17	4,000,000
Brookfield Infrastructure Holdings (Canada) Inc.	October 24, 2023	5.810%	4,952,500	4,981,792	1.46	5,000,000
Brookfield Infrastructure Holdings (Canada) Inc.	December 5, 2023	5.819%	4,938,250	4,948,542	1.45	5,000,000
General Motors Financial Company, Inc.	October 3, 2023	5.468%	9,873,444	9,997,022	2.93	10,000,000
General Motors Financial Company, Inc.	October 25, 2023	5.511%	4,933,250	4,982,000	1.46	5,000,000
General Motors Financial Company, Inc.	October 27, 2023	5.546%	4,944,090	4,980,356	1.46	5,000,000
Glencore Funding LLC	November 10, 2023	5.613%	2,467,917	2,484,723	0.73	2,500,000
Harley-Davidson Financial Services, Inc.	October 3, 2023	5.817%	4,940,626	4,998,416	1.46	5,000,000
Harley-Davidson Financial Services, Inc.	October 4, 2023	5.697%	2,385,067	2,398,880	0.70	2,400,000
Harley-Davidson Financial Services, Inc.	October 4, 2023	5.746%	7,434,201	7,496,475	2.19	7,500,000
Harley-Davidson Financial Services, Inc.	November 6, 2023	5.704%	4,957,222	4,972,000	1.46	5,000,000
Hyundai Capital America	November 13, 2023	5.509%	7,405,500	7,451,625	2.18	7,500,000
Jabil Inc.	October 13, 2023	5.793%	14,945,375	14,971,500	4.38	15,000,000
Jabil Inc.	October 13, 2023	5.793%	4,981,000	4,990,500	1.46	5,000,000
Marriott International, Inc.	October 10, 2023	5.408%	9,937,932	9,986,700	2.92	10,000,000
National Fuel Gas Company	October 17, 2023	5.754%	9,954,406	9,974,845	2.92	10,000,000
National Fuel Gas Company	October 19, 2023	5.755%	7,463,445	7,478,775	2.19	7,500,000
V.F. Corporation	November 13, 2023	5.497%	4,958,750	4,967,750	1.45	5,000,000
V.F. Corporation	December 4, 2023	5.558%	4,941,717	4,951,556	1.45	5,000,000
Walgreens Boots Alliance, Inc.	November 1, 2023	5.901%	9,908,335	9,950,147	2.91	10,000,000
Walgreens Boots Alliance, Inc.	November 30, 2023	5.944%	9,861,057	9,903,064	2.90	10,000,000
Total Commercial Paper			$145,108,778	$145,852,514	42.69%
Total Cash Equivalents				$293,773,799	85.99%

	Number of		Percentage of	Notional Amount
	Contracts	Fair Value	Net Assets	(Long Exposure)
Commodity and Cryptocurrency futures contracts
United States soybean futures contracts
CBOT soybean futures JAN24	167	$134,775	0.04%	$10,809,075

United States sugar futures contracts
ICE sugar futures MAY24	301	993,509	0.29	8,515,651
ICE sugar futures MAR25	321	872,940	0.26	8,552,981

United States CME Bitcoin futures contracts
CME Bitcoin futures OCT23	6	2,464	0.00	813,000
CME Bitcoin futures NOV23	6	17,019	0.00	818,250
Total commodity and cryptocurrency futures contracts		$2,020,707	0.59%	$29,508,957

	Number of		Percentage of	Notional Amount
Description: Liabilities	Contracts	Fair Value	Net Assets	(Long Exposure)

Commodity and Cryptocurrency futures contracts
United States corn futures contracts
CBOT corn futures MAR 24	1,286	$1,365,651	0.40%	$31,619,525
CBOT corn futures MAY24	1,084	220,723	0.06	27,127,100
CBOT corn futures DEC24	1,248	534,508	0.16	31,652,400

United States soybean futures contracts
CBOT soybean futures MAR24	142	465,562	0.14	9,302,775
CBOT soybean futures NOV24	176	44,606	0.01	11,088,000

United States sugar futures contracts
ICE sugar futures JUL24	268	107,186	0.03	7,293,888
			0.00
United States wheat futures contracts
CBOT wheat futures MAR24	2,329	11,184,967	3.27	66,784,075
CBOT wheat futures MAY24	1,943	4,422,002	1.29	57,779,963
CBOT wheat futures DEC24	2,140	7,578,533	2.22	69,309,250
Total commodity and cryptocurrency futures contracts		$25,923,738	7.58%	$311,956,976

			Percentage of
Exchange-traded funds*	Cost	Fair Value	Net Assets	Shares
Teucrium Corn Fund		$5,670,302	1.66%	257,033
Teucrium Soybean Fund		5,503,425	1.61	203,005
Teucrium Sugar Fund		5,479,366	1.60	371,271
Teucrium Wheat Fund		5,322,814	1.56	955,742
Total exchange-traded funds	$22,841,003	$21,975,907	6.43%

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

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2023	September 30, 2022 (1)	September 30, 2023	September 30, 2022 (1)
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized loss on commodity and cryptocurrency futures contracts	$(42,896,164)	$(103,278,313)	$(85,437,409)	$(14,666,473)
Net change in unrealized appreciation (depreciation) on commodity and cryptocurrency futures contracts	11,792,810	112,241,847	(2,677,343)	(15,553,587)
Interest income	4,636,897	3,411,665	13,164,733	5,411,206
Total (loss) income	(26,466,457)	12,375,199	(74,950,019)	(24,808,854)

Expenses
Management fees	890,028	1,666,788	2,729,807	5,121,250
Professional fees	589,097	202,539	1,592,324	1,012,066
Distribution and marketing fees	1,024,521	1,170,838	2,928,637	3,058,779
Custodian fees and expenses	115,736	151,161	333,733	280,651
Business permits and licenses fees	42,299	17,473	113,427	114,848
General and administrative expenses	52,966	46,910	226,049	257,025
Other expenses	8	21	8	26
Total expenses	2,714,655	3,255,730	7,923,985	9,844,645

Expenses waived by the Sponsor	(168,505)	(62,609)	(578,373)	(1,115,590)

Total expenses, net	2,546,150	3,193,121	7,345,612	8,729,055

Net (loss) income	$(29,012,607)	$9,182,078	$(82,295,631)	$(33,537,909)

(1) The Hashdex Bitcoin Futures ETF commenced operations on September 15, 2022.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2023	September 30, 2022 (1)
Operations
Net loss	$(82,295,631)	$(33,537,909)
Capital transactions
Issuance of Shares	140,135,089	1,216,204,797
Redemption of Shares	(198,374,229)	(726,634,292)
Net change in the cost of the Underlying Funds	16,768,140	(33,335,082)
Total capital transactions	(41,471,000)	456,235,423

Net change in net assets	$(123,766,631)	422,697,514

Net assets, beginning of period	$465,375,598	264,276,768

Net assets, end of period	$341,608,967	$686,974,282

(1) The Hashdex Bitcoin Futures ETF commenced operations on September 15, 2022.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2023	September 30, 2022 (1)
Cash flows from operating activities:
Net loss	$(82,295,631)	$(33,537,909)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized appreciation on commodity and cryptocurrency futures contracts	2,677,343	15,553,587
Changes in operating assets and liabilities:
Due from broker	17,682,300	(59,977,726)
Interest receivable	(211,372)	(401,291)
Other assets	(34,583)	(1,568)
Due to broker	997,931	(888,877)
Management fee payable to Sponsor	(138,121)	334,400
Other liabilities	107,088	(13,084)
Net cash used in operating activities	(61,215,045)	(78,932,468)

Cash flows from financing activities:
Proceeds from sale of Shares	141,479,919	1,216,204,797
Redemption of Shares	(208,558,144)	(726,634,292)
Net change in cost of the Underlying Funds	16,768,140	(33,335,082)
Net cash (used in) provided by financing activities	(50,310,085)	456,235,423

Net change in cash and cash equivalents	(111,525,130)	377,302,955
Cash and cash equivalents beginning of period	434,062,296	252,211,943
Cash and cash equivalents end of period	$322,537,166	$629,514,898

(1) The Hashdex Bitcoin Futures ETF commenced operations on September 15, 2022.

The accompanying notes are an integral part of these financial statements.

NOTES TO COMBINED FINANCIAL STATEMENTS

September 30, 2023

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Trust’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three and nine months ended September 30, 2023, are not necessarily indicative of the results to be expected for the full year ending December 31, 2023.

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

Marex Capital Markets, Inc. (“Marex”), StoneX Financial Inc. (“StoneX”) and Phillip Capital Inc. (“Phillip Capital”) serve as the Funds’ clearing brokers to execute and clear futures contracts and provide other brokerage-related services. Marex, StoneX  and Phillip Capital are each registered as futures commission merchants (“FCM”) with the U.S. CFTC and are members of the NFA. The clearing brokers are registered as broker-dealers with the SEC and are each a member of FINRA. Marex, StoneX and Phillip Capital are each clearing members of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar and Wheat Futures Contracts, Marex is paid $3.00 per round turn exclusive of pass-through fees for the exchange and the NFA. StoneX is paid $2.50 per round turn exclusive of pass-through fees for the exchange and the NFA. Additionally, if the monthly commissions paid by each Fund does not equal or exceed 16.5% return on the StoneX Capital Requirement at 9.6% of the Exchange Maintenance Margin, each Fund will pay a true up to meet that return at the end of each month. These expenses are recognized on a per-trade basis. The half-turn is recognized as an unrealized loss on the combined statements of operations, and a full turn is recognized as a realized loss on the combined statements of operations when a contract is sold.  For Bitcoin futures contracts, StoneX is paid $10.00 - $25.00 per half-turn exclusive of pass through fees for the exchange and NFA.  Phillip Capital is paid $35.00 - $45.00 per half-turn exclusive of pass through fees for the exchange, NFA, execution fees and platform and exchange data fees.  A summary of these expenses can be found under the heading, Brokerage Commissions.

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

	Three months ended September 30, 2023	Three months ended September 30, 2022 (1)	Nine months ended September 30, 2023	Nine months ended September 30, 2022 (1)
Amount Recognized for Custody Services	$115,736	$151,161	$333,733	$280,651
Amount of Custody Services Waived	$3,360	$7,455	$19,876	$35,556

Amount Recognized for Distribution Services	$35,012	$53,835	$111,505	$147,890
Amount of Distribution Services Waived	$1,835	$2,739	$6,771	$45,733

Amount Recognized for Wilmington Trust	$3,300	$3,300	$3,300	$3,300
Amount of Wilmington Trust Waived	$171	$550	$171	$550

Amount Recognized for Thales	$54,612	$54,755	$92,190	$212,879
Amount of Thales Waived	$3,108	$2,605	$5,367	$103,396

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

Revenue Recognition

Commodity and cryptocurrency futures contracts are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized appreciation or depreciation on commodity and cryptocurrency futures contracts are reflected in the combined statements of operations as the difference between the original contract amount and the fair market value as of the last business day of the year or as of the last date of the financial statements. Changes in the appreciation or depreciation between periods are reflected in the combined statements of operations. Interest on cash equivalents with financial institutions are recognized on an accrual basis. The Funds earn interest on funds held at the custodian and other financial institutions at prevailing market rates for such investments.

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

Brokerage Commissions

The Sponsor recognizes the expense for brokerage commissions for futures contract trades on a per-trade basis. The below table shows the amounts included on the combined statements of operations as total brokerage commissions paid inclusive of unrealized loss for the three and nine months ended September 30, 2023 and 2022.

	CORN	SOYB	CANE	WEAT	TAGS	DEFI	TRUST
Three months ended September 30, 2023	$23,697	$2,220	$3,707	$40,896	$-	$593	$71,113
Three months ended September 30, 2022 (1)	$54,746	$6,432	$5,436	$75,136	$-	$949	$142,699
Nine months ended September 30, 2023	$54,865	$10,999	$19,661	$85,354	$-	$1,970	$172,849
Nine months ended September 30, 2022 (1)	$188,321	$21,638	$31,972	$354,679	$-	$949	$597,559

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

The Funds are required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Funds file income tax returns in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2020 to 2022, the Funds remain subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Funds recording a tax liability that reduces net assets. Based on their analysis, the Funds have determined that they have not incurred any liability for unrecognized tax benefits as of September 30, 2023, and for the years ended December 31, 2022, 2021 and 2020. However, the Funds’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

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

The Funds recognize interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three and nine months ended September 30, 2023 and 2022.

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

	September 30, 2023	December 31, 2022
Money Market Funds	$147,921,285	$188,640,417
Demand Deposit Savings Accounts	28,763,367	46,061,819
Commercial Paper	145,852,514	199,360,060
Total cash and cash equivalents as presented on the combined Statement of Assets and Liabilities	$322,537,166	$434,062,296

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

Margin is the minimum amount of funds that must be deposited by a commodity interest trader with the trader’s broker to initiate and maintain an open position in futures contracts. A margin deposit acts to assure the trader’s performance of the futures contracts purchased or sold. Futures contracts are customarily bought and sold on initial margin that represents a small percentage of the aggregate purchase or sales price of the contract. Because of such low margin requirements, price fluctuations occurring in the futures markets may create profits and losses that, in relation to the amount invested, are greater than customary in other forms of investment or speculation. As discussed below, adverse price changes in the futures contract may result in margin requirements that greatly exceed the initial margin. In addition, the amount of margin required in connection with a particular futures contract is set from time to time by the exchange on which the contract is traded and may be modified from time to time by the exchange during the term of the contract. Brokerage firms, such as the Funds’ clearing brokers, carrying accounts for traders in commodity interest contracts generally require higher amounts of margin as a matter of policy to further protect themselves. Over the counter trading generally involves the extension of credit between counterparties, so the counterparties may agree to require the posting of collateral by one or both parties to address credit exposure.

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

	Three months ended September 30, 2023	Three months ended September 30, 2022 (1)	Nine months ended September 30, 2023	Nine months ended September 30, 2022 (1)
Recognized Related Party Transactions	$566,723	$638,361	$1,889,702	$2,055,991
Waived Related Party Transactions	$1,347	$19,090	$70,069	$498,171

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

	CORN	SOYB	CANE	WEAT	TAGS	DEFI	TRUST
Three months ended September 30, 2023	$-	$-	$-	$-	$77,482	$91,023	$168,505
Three months ended September 30, 2022 (1)	$-	$-	$-	$-	$62,059	$550	$62,609
Nine months ended September 30, 2023	$-	$-	$-	$-	$355,731	$222,642	$578,373
Nine months ended September 30, 2022 (1)	$345,855	$89,562	$78,237	$425,164	$176,222	$550	$1,115,590

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

On September 30, 2023 and December 31, 2022, in the opinion of the Trust, the reported value at the close of the market for each commodity and cryptocurrency contract fairly reflected the value of the futures and no alternative valuations were required.

For the three and nine months ended September 30, 2023 and year ended December 31, 2022, the Funds did not have any significant transfers between any of the levels of the fair value hierarchy.

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

Note 4 – Fair Value Measurements

The Trust’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Trust’s significant accounting policies in Note 3. The following table presents information about the Trust’s assets and liabilities measured at fair value as of September 30, 2023 and December 31, 2022:

Assets:	Level 1	Level 2	Level 3	Balance as of September 30, 2023
Cash Equivalents	$293,773,799	$-	$-	$293,773,799
Commodity and Cryptocurrency Futures Contracts
Soybean futures contracts	134,775	-	-	134,775
Sugar futures contracts	1,866,449	-	-	1,866,449
Bitcoin futures contracts	19,483	-	-	19,483
Total	$295,794,506	$-	$-	$295,794,506

Liabilities	Level 1	Level 2	Level 3	Balance as of September 30, 2023
Commodity and Cryptocurrency Futures Contracts
Corn futures contracts	$2,120,882	$-	$-	$2,120,882
Soybean futures contracts	510,168	-	-	510,168
Sugar futures contracts	107,186	-	-	107,186
Wheat futures contracts	23,185,502	-	-	23,185,502
Total	$25,923,738	$-	$-	$25,923,738

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2022
Cash Equivalents	$388,000,477	$-	$-	$388,000,477
Commodity and Cryptocurrency Futures Contracts
Corn futures contracts	1,585,798	-	-	1,585,798
Soybean futures contracts	2,520,370	-	-	2,520,370
Sugar futures contracts	911,329	-	-	911,329
Wheat futures contracts	3,160,732	-	-	3,160,732
Bitcoin futures contracts	29,152	-	-	29,152
Total	$396,207,858	$-	$-	$396,207,858

Liabilities	Level 1	Level 2	Level 3	Balance as of December 31, 2022
Cash Equivalents
Commodity and Cryptocurrency Futures Contracts
Corn futures contracts	$2,967,103	$-	$-	$2,967,103
Sugar futures contracts	85,128	-	-	85,128
Wheat futures contracts	26,380,838	-	-	26,380,838
Total	$29,433,069	$-	$-	$29,433,069

For the three and nine months ended September 30, 2023 and year ended December 31, 2022, the Funds did not have any significant transfers between any of the levels of the fair value hierarchy. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Funds utilize derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Funds’ derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Funds are also subject to additional counterparty risk due to the inability of its counterparties to meet the terms of their contracts. For the three and nine months ended September 30, 2023 and year ended December 31, 2022, the Funds invested only in commodity and cryptocurrency futures contracts specifically related to each Fund.

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

The following table also identifies the fair value amounts of derivative instruments included in the combined statements of assets and liabilities as derivative contracts, categorized by primary underlying risk, and held by the FCMs, Marex, and StoneX as of September 30, 2023, and December 31, 2022. The DEFI Fund has an account open at Phillip Capital with no contracts held as of September 30, 2023.

*The amount of collateral presented in Collateral, Due from Broker, is limited to the liability for the futures contracts and accordingly does not include the excess collateral pledged.

Offsetting of Financial Assets and Derivative Assets as of September 30, 2023
	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity and Cryptocurrency Price
Soybean futures contracts	$134,775	$-	$134,775	$134,775	$-	$-
Sugar futures contracts	$1,866,449	$-	$1,866,449	$107,186	$997,931	$761,332
Bitcoin futures contracts	$19,483	$-	$19,483	$-	$-	$19,483

Offsetting of Financial Liabilities and Derivative Liabilities as of September 30, 2023
	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity and Cryptocurrency Price
Corn futures contracts	$2,120,882	$-	$2,120,882	$-	$2,120,882	$-
Soybean futures contracts	$510,168	$-	$510,168	$134,775	$375,393	$-
Sugar futures contracts	$107,186	$-	$107,186	$107,186	$-	$-
Wheat futures contracts	$23,185,502	$-	$23,185,502	$-	$23,185,502	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2022
	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity and Cryptocurrency Price
Corn futures contracts	$1,585,798	$-	$1,585,798	$1,585,798	$-	$-
Soybean futures contracts	$2,520,370	$-	$2,520,370	$-	$-	$2,520,370
Sugar futures contracts	$911,329	$-	$911,329	$85,128	$-	$826,201
Wheat futures contracts	$3,160,732	$-	$3,160,732	$3,160,732	$-	$-
Bitcoin futures contracts	$29,152	$-	$29,152	$-	$-	$29,152

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2022
	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity and Cryptocurrency Price
Corn futures contracts	$2,967,103	$-	$2,967,103	$1,585,798	$1,381,305	$-
Sugar futures contracts	$85,128	$-	$85,128	$85,128	$-	$-
Wheat futures contracts	$26,380,838	$-	$26,380,838	$3,160,732	$23,220,106	$-

The following is a summary of realized and unrealized gains (losses) of the derivative instruments utilized by the Trust:

Three months ended September 30, 2023

	Realized (Loss) Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation (Depreciation) on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(13,018,346)	$11,306,711
Soybeans futures contracts	311,294	(507,789)
Sugar futures contracts	2,271,032	934,750
Wheat futures contracts	(32,283,536)	166,327
Bitcoin futures Contracts	(176,608)	(107,189)
Total commodity and cryptocurrency futures contracts	$(42,896,164)	$11,792,810

Three months ended September 30, 2022 (1)

	Realized (Loss) Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation (Depreciation) on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(10,344,285)	$23,856,276
Soybeans futures contracts	977,658	(3,855,440)
Sugar futures contracts	(948,329)	(1,014,429)
Wheat futures contracts	(92,957,415)	93,269,812
Bitcoin futures Contracts	(5,942)	(14,372)
Total commodity and cryptocurrency futures contracts	$(103,278,313)	$112,241,847

(1) The Fund commenced operations on September 15, 2022.

Nine months ended September 30, 2023

	Realized (Loss) Gain on Commodity Futures Contracts	Net Change in Unrealized (Depreciation) Appreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(24,479,726)	$(739,577)
Soybeans futures contracts	270,814	(2,895,763)
Sugar futures contracts	11,018,654	933,062
Wheat futures contracts	(72,771,330)	34,604
Bitcoin futures Contracts	524,179	(9,669)
Total commodity and cryptocurrency futures contracts	$(85,437,409)	$(2,677,343)

Nine months ended September 30, 2022 (1)

	Realized Gain (Loss) on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$28,678,780	$(3,698,432)
Soybeans futures contracts	10,675,505	(5,768,700)
Sugar futures contracts	(476,906)	(2,281,371)
Wheat futures contracts	(53,537,910)	(3,790,712)
Bitcoin futures Contracts	(5,942)	(14,372)
Total commodity and cryptocurrency futures contracts	$(14,666,473)	$(15,553,587)

(1) The Fund commenced operations on September 15, 2022.

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for the futures contracts held was $352.7 million and $353.3 million respectively for the three and nine months ended September 30, 2023 and $662.8 million and $611.7 million respectively for the three and nine months ended September 30, 2022.

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

Note 7 – Detail of the net assets and shares outstanding of the Funds that are a series of the Trust

The following are the net assets and shares outstanding of each Fund that is a series of the Trust and, thus, in total, comprise the combined net assets of the Trust:

September 30, 2023

	Outstanding
	Shares	Net Assets
Teucrium Corn Fund	4,100,004	$90,448,376
Teucrium Soybean Fund	1,150,004	31,176,395
Teucrium Sugar Fund	1,650,004	24,351,498
Teucrium Wheat Fund	34,825,004	193,949,700
Hashdex Bitcoin Futures ETF	50,004	1,672,130
Teucrium Agricultural Fund:	725,002
Net assets including the investment in the Underlying Funds		21,986,775
Less: Investment in the Underlying Funds		(21,975,907)
Net for the Fund in the combined net assets of the Trust		10,868
Total		$341,608,967

December 31, 2022

	Outstanding
	Shares	Net Assets
Teucrium Corn Fund	5,675,004	$152,638,405
Teucrium Soybean Fund	2,050,004	58,429,985
Teucrium Sugar Fund	2,550,004	24,262,359
Teucrium Wheat Fund	28,675,004	228,972,039
Hashdex Bitcoin Futures ETF	50,004	1,070,263
Teucrium Agricultural Fund:	1,262,502
Net assets including the investment in the Underlying Funds		39,575,245
Less: Investment in the Underlying Funds		(39,572,698)
Net for the Fund in the combined net assets of the Trust		2,547
Total		$465,375,598

The detailed information for the subscriptions and redemptions, and other financial information for each Fund that is a series of the Trust are included in the accompanying financial statements of each Fund.

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended September 30, 2023 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Trust and Funds other than those noted below:

Trust:

Nothing to report.

CORN:

Nothing to report.

SOYB:

Nothing to report.

CANE:

Nothing to report.

WEAT:

Nothing to report.

TAGS:

Nothing to report.

DEFI:

The total net assets of the Fund increased by $539,481, or 32%, for the period September 30, 2023 to November 7, 2023. This was driven by a 32% increase in the NAV/share.

Teucrium Commodity Trust (“Target Trust’), on behalf of its series, Hashdex Bitcoin Futures ETF (“Target Fund”), and Tidal Commodities Trust I (“Acquiring Trust”), on behalf of its series, Hashdex Bitcoin Futures ETF (“Acquiring Fund”), entered into an Agreement and Plan of Partnership Merger and Liquidation dated as of October 30, 2023 (the “Plan of Merger”). The Merger is scheduled to close on or about January 3, 2024 (the “Closing Date”).

Pursuant to the Plan of Merger, each Acquired Fund shareholder will receive one share of the Acquiring Fund for every one share of the Acquired Fund held on the Closing Date based on the net asset value per share of the Acquiring Fund being equal to the net asset value per share of the Acquired Fund determined immediately prior to the Merger closing. Further, the Acquiring Fund will acquire all the assets of the Acquired Fund and assume all the liabilities of the Acquired Fund. Upon the Merger closing, the Plan of Merger will cause all of the Acquired Fund’s shares to be cancelled and the Acquired Fund to be liquidated.

The Merger will not materially modify the rights of Acquired Fund shareholders with respect to their investment. The Acquiring Fund has the same investment objective, investment strategies and investment restrictions, and substantially identical investment risks, as the Acquired Fund. Following the Merger, the Acquiring Fund will be sponsored by Toroso Investments LLC (“Toroso”) and the Acquiring Fund will be managed by portfolio managers employed by Toroso. Toroso is not affiliated with the current sponsor of the Target Trust, Teucrium Trading LLC (“Teucrium”). The Acquiring Fund will pay the same management fee rate to Toroso, under the same terms, as currently paid by the Acquired Fund to Teucrium. The management fee for the Acquiring Fund is 0.94% per annum of the fund’s average daily net assets. The Acquired Fund and Acquiring Fund have many of the same service providers.

In connection with the Merger, the Acquiring Trust filed a Registration Statement on Form S-4 and Pre-Effective Amendment No. 1 to a Registration Statement on Form S-1 with the U.S. Securities and Exchange Commission, on October 31, 2023 and November 2, 2023, respectively.

TEUCRIUM CORN FUND

STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Cash and cash equivalents	$85,306,712	$142,434,737
Interest receivable	141,247	125,014
Other assets	32,231	854
Capital shares receivable	-	1,344,830
Equity in trading accounts:
Commodity futures contracts	-	1,585,798
Due from broker	7,216,722	11,625,331
Total equity in trading accounts	7,216,722	13,211,129
Total assets	92,696,912	157,116,564

Liabilities
Management fee payable to Sponsor	77,287	144,877
Other liabilities	50,367	21,349
Payable for shares redeemed	-	1,344,830
Equity in trading accounts:
Commodity futures contracts	2,120,882	2,967,103
Total liabilities	2,248,536	4,478,159

Net assets	$90,448,376	$152,638,405

Shares outstanding	4,100,004	5,675,004

Shares Authorized	*	*

Net asset value per share	$22.06	$26.90

Market value per share	$22.02	$26.93

* On April 7, 2022, the Teucrium Corn Fund registered an indeterminate number of shares of the Fund pursuant to Rule 456(d) under the Securities Act of 1933.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

SCHEDULE OF INVESTMENTS

September 30, 2023

(Unaudited)

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
U.S. Bank Deposit Account	5.270%	$17,048,020	$17,048,020	18.85%	17,048,020
Goldman Sachs Financial Square Government Fund - Institutional Class	5.240%	13,370,617	13,370,617	14.78	13,370,617
Total money market funds		$30,418,637	$30,418,637	33.63%

	Maturity				Percentage of	Principal
	Date	Yield	Cost	Fair Value	Net Assets	Amount
Commercial Paper
Brookfield Infrastructure Holdings (Canada) Inc.	October 11, 2023	5.735%	2,478,497	$2,496,090	2.76%	2,500,000
Brookfield Infrastructure Holdings (Canada) Inc.	October 24, 2023	5.810%	2,476,250	2,490,896	2.75	2,500,000
Brookfield Infrastructure Holdings (Canada) Inc.	December 5, 2023	5.819%	2,469,125	2,474,271	2.74	2,500,000
General Motors Financial Company, Inc.	October 3, 2023	5.468%	2,468,361	2,499,256	2.76	2,500,000
General Motors Financial Company, Inc.	October 25, 2023	5.511%	2,466,625	2,491,000	2.75	2,500,000
Harley-Davidson Financial Services, Inc.	October 3, 2023	5.817%	2,470,313	2,499,208	2.76	2,500,000
Harley-Davidson Financial Services, Inc.	October 4, 2023	5.697%	2,385,067	2,398,880	2.65	2,400,000
Harley-Davidson Financial Services, Inc.	November 6, 2023	5.704%	2,478,611	2,486,000	2.75	2,500,000
Hyundai Capital America	November 13, 2023	5.509%	2,468,500	2,483,875	2.75	2,500,000
Jabil Inc.	October 13, 2023	5.793%	2,490,896	2,495,250	2.76	2,500,000
Marriott International, Inc.	October 10, 2023	5.408%	2,484,483	2,496,675	2.76	2,500,000
National Fuel Gas Company	October 17, 2023	5.754%	4,977,203	4,987,422	5.51	5,000,000
National Fuel Gas Company	October 19, 2023	5.755%	2,487,815	2,492,925	2.76	2,500,000
Walgreens Boots Alliance, Inc.	November 1, 2023	5.901%	7,431,251	7,462,610	8.25	7,500,000
Walgreens Boots Alliance, Inc.	November 30, 2023	5.944%	2,465,264	2,475,766	2.74	2,500,000
Total Commercial Paper			$44,498,261	$44,730,124	49.45%
Total Cash Equivalents				$75,148,761	83.08%

	Number of		Percentage of	Notional Amount
Description: Liabilities	Contracts	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT corn futures MAR 24	1,286	$1,365,651	1.51%	$31,619,525
CBOT corn futures MAY24	1,084	220,723	0.24	27,127,100
CBOT corn futures DEC24	1,248	534,508	0.59	31,652,400
Total commodity futures contracts		$2,120,882	2.34%	$90,399,025

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

TEUCRIUM CORN FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized (loss) gain on commodity futures contracts	$(13,018,346)	$(10,344,285)	$(24,479,726)	$28,678,780
Net change in unrealized appreciation (depreciation) on commodity futures contracts	11,306,711	23,856,276	(739,577)	(3,698,432)
Interest income	1,291,003	1,087,852	4,013,603	1,706,156
Total (loss) income	(420,632)	14,599,843	(21,205,700)	26,686,504

Expenses
Management fees	246,675	525,893	831,119	1,628,695
Professional fees	109,970	48,270	301,580	330,357
Distribution and marketing fees	279,911	307,484	786,923	934,170
Custodian fees and expenses	34,535	42,405	89,338	77,409
Business permits and licenses fees	12,333	7,049	21,631	27,907
General and administrative expenses	12,334	12,197	58,541	98,381
Total expenses	695,758	943,298	2,089,132	3,096,919

Expenses waived by the Sponsor	-	-	-	(345,855)

Total expenses, net	695,758	943,298	2,089,132	2,751,064

Net (loss) income	$(1,116,390)	$13,656,545	$(23,294,832)	$23,935,440

Net (loss) gain per share	$(0.16)	$1.98	$(4.84)	$5.46
Net (loss) gain per weighted average share	$(0.26)	$1.67	$(5.10)	$2.90
Weighted average shares outstanding	4,325,276	8,188,863	4,571,341	8,240,663

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2023	September 30, 2022
Operations
Net (loss) income	$(23,294,832)	$23,935,440
Capital transactions
Issuance of Shares	19,420,213	204,322,783
Redemption of Shares	(58,315,410)	(134,132,043)
Total capital transactions	(38,895,197)	70,190,740
Net change in net assets	(62,190,029)	94,126,180

Net assets, beginning of period	$152,638,405	$120,846,256

Net assets, end of period	$90,448,376	$214,972,436

Net asset value per share at beginning of period	$26.90	$21.58

Net asset value per share at end of period	$22.06	$27.04

Creation of Shares	800,000	7,500,000
Redemption of Shares	2,375,000	5,150,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2023	September 30, 2022
Cash flows from operating activities:
Net (loss) income	$(23,294,832)	$23,935,440
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Net change in unrealized depreciation on commodity futures contracts	739,577	3,698,432
Changes in operating assets and liabilities:
Due from broker	4,408,609	(15,362,882)
Interest receivable	(16,233)	(125,466)
Other assets	(31,377)	-
Management fee payable to Sponsor	(67,590)	74,918
Other liabilities	29,018	(42,145)
Net cash (used in) provided by operating activities	(18,232,828)	12,178,297

Cash flows from financing activities:
Proceeds from sale of Shares	20,765,043	204,322,783
Redemption of Shares	(59,660,240)	(134,132,043)
Net cash (used in) provided by financing activities	(38,895,197)	70,190,740

Net change in cash and cash equivalents	(57,128,025)	82,369,037
Cash and cash equivalents, beginning of period	142,434,737	115,012,740
Cash and cash equivalents, end of period	$85,306,712	$197,381,777

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

September 30, 2023

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023.

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

Marex Capital Markets, Inc. (“Marex”) and StoneX Financial Inc (“StoneX”) serve as the Funds’ clearing brokers to execute and clear futures contracts and provide other brokerage-related services. Marex and StoneX are each registered as futures commission merchants (“FCM”) with the U.S. CFTC and are members of the NFA. The clearing brokers are registered as broker-dealers with the SEC and are each a member of FINRA. Marex and StoneX are each clearing members of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar and Wheat Futures Contracts, Marex is paid $3.00 per round turn exclusive of pass-through fees for the exchange and the NFA. StoneX is paid $2.50 per round turn exclusive of pass-through fees for the exchange and the NFA. Additionally, if the monthly commissions paid by each Fund does not equal or exceed 16.5% return on the StoneX Capital Requirement at 9.6% of the Exchange Maintenance Margin, each Fund will pay a true up to meet that return at the end of each month. These expenses are recognized on a per-trade basis. The half-turn is recognized as an unrealized loss on the statements of operations for contracts that have been purchased since the change in recognition, and a full turn is recognized as a realized loss on the statements of operations when a contract is sold. A summary of these expenses can be found under the heading, Brokerage Commissions.

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

	Three months ended September 30, 2023	Three months ended September 30, 2022	Nine months ended September 30, 2023	Nine months ended September 30, 2022
Amount Recognized for Custody Services	$34,535	$42,405	$89,338	$77,409
Amount of Custody Services Waived	$-	$-	$-	$4,000

Amount Recognized for Distribution Services	$9,202	$14,345	$29,157	$46,974
Amount of Distribution Services Waived	$-	$-	$-	$17,010

Amount Recognized for Wilmington Trust	$860	$550	$860	$550
Amount of Wilmington Trust Waived	$-	$-	$-	$-

Amount Recognized for Thales	$14,528	$14,487	$24,360	$73,405
Amount of Thales Waived	$-	$-	$-	$27,193

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

Brokerage Commissions

The Sponsor recognizes the expense for brokerage commissions for futures contract trades on a per-trade basis. The below table shows the amounts included on the statements of operations as total brokerage commissions paid inclusive of unrealized loss for the three and nine months ended September 30, 2023 and 2022.

CORN
Three months ended September 30, 2023	$23,697
Three months ended September 30, 2022	$54,746
Nine months ended September 30, 2023	$54,865
Nine months ended September 30, 2022	$188,321

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2020 to 2022, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2023 and for the years ended December 31, 2022, 2021, and 2020. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three and nine months ended September 30, 2023 and 2022.

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

	September 30, 2023	December 31, 2022
Money Market Funds	$30,418,637	$52,555,915
Demand Deposit Savings Accounts	10,157,951	25,538,663
Commercial Paper	44,730,124	64,340,159
Total cash and cash equivalents as presented on the Statement of Assets and Liabilities	$85,306,712	$142,434,737

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

Margin is the minimum amount of funds that must be deposited by a commodity interest trader with the trader’s broker to initiate and maintain an open position in futures contracts. A margin deposit acts to assure the trader’s performance of the futures contracts purchased or sold. Futures contracts are customarily bought and sold on initial margin that represents a small percentage of the aggregate purchase or sales price of the contract. Because of such low margin requirements, price fluctuations occurring in the futures markets may create profits and losses that, in relation to the amount invested, are greater than customary in other forms of investment or speculation. As discussed below, adverse price changes in the futures contract may result in margin requirements that greatly exceed the initial margin. In addition, the amount of margin required in connection with a particular futures contract is set from time to time by the exchange on which the contract is traded and may be modified from time to time by the exchange during the term of the contract. Brokerage firms, such as the Fund’s clearing brokers, carrying accounts for traders in commodity interest contracts generally require higher amounts of margin as a matter of policy to further protect themselves. Over the counter trading generally involves the extension of credit between counterparties, so the counterparties may agree to require the posting of collateral by one or both parties to address credit exposure.

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

	Three months ended September 30, 2023	Three months ended September 30, 2022	Nine months ended September 30, 2023	Nine months ended September 30, 2022
Recognized Related Party Transactions	$153,884	$170,070	$505,154	$652,887
Waived Related Party Transactions	$-	$-	$-	$149,721

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

CORN
Three months ended September 30, 2023	$-
Three months ended September 30, 2022	$-
Nine months ended September 30, 2023	$-
Nine months ended September 30, 2022	$345,855

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

On September 30, 2023 and December 31, 2022, in the opinion of the Trust and the Fund, the reported value at the close of the market for each commodity contract fairly reflected the value of the futures and no alternative valuations were required. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

For the three and nine months ended September 30, 2023 and year ended December 31, 2022, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of September 30, 2023 and December 31, 2022:

September 30, 2023

				Balance as of
Assets:	Level 1	Level 2	Level 3	September 30, 2023
Cash Equivalents	$75,148,761	$-	$-	$75,148,761

				Balance as of
Liabilities	Level 1	Level 2	Level 3	September 30, 2023
Commodity Futures Contracts
Corn futures contracts	$2,120,882	$-	$-	$2,120,882

December 31, 2022

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2022
Cash Equivalents	$116,896,074	$-	$-	$116,896,074
Commodity Futures Contracts
Corn futures contracts	1,585,798	-	-	1,585,798
Total	$118,481,872	$-	$-	$118,481,872

				Balance as of
Liabilities	Level 1	Level 2	Level 3	December 31, 2022
Corn futures contracts	$2,967,103	$-	$-	$2,967,103

For the three and nine months ended September 30, 2023 and year ended December 31, 2022, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the three and nine months ended September 30, 2023 and year ended December 31, 2022, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk, and held by the FCMs, Marex and StoneX as of September 30, 2023, and December 31, 2022.

*The amount of collateral presented in Collateral, Due from Broker, is limited to the liability for the futures contracts and accordingly does not include the excess collateral pledged.

Offsetting of Financial Liabilities and Derivative Liabilities as of September 30, 2023

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity Price
Corn futures contracts	$2,120,882	$-	$2,120,882	$-	$2,120,882	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2022

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Corn futures contracts	$1,585,798	$-	$1,585,798	$1,585,798	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2022

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity Price
Corn futures contracts	$2,967,103	$-	$2,967,103	$1,585,798	$1,381,305	$-

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Three months ended September 30, 2023

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(13,018,346)	$11,306,711

Three months ended September 30, 2022

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(10,344,285)	$23,856,276

Nine months ended September 30, 2023

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(24,479,726)	$(739,577)

Nine months ended September 30, 2022

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$28,678,780	$(3,698,432)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for the futures contracts held was $96.6 million and $106.5 million respectively for the three and nine months ended September 30, 2023 and $209.7 million and $201.4 million respectively for the three and nine months ended September 30, 2022.

Note 6 – Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the three and nine months ended September 30, 2023 and 2022. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Per Share Operation Performance
Net asset value at beginning of period	$22.22	$25.06	$26.90	$21.58
Income from investment operations:
Investment income	0.30	0.13	0.88	0.21
Net realized and unrealized (loss) gain on commodity futures contracts	(0.30)	1.96	(5.26)	5.58
Total expenses, net	(0.16)	(0.11)	(0.46)	(0.33)
Net (decrease) increase in net asset value	(0.16)	1.98	(4.84)	5.46
Net asset value at end of period	$22.06	$27.04	$22.06	$27.04
Total Return	-0.73%	7.89%	-17.98%	25.30%
Ratios to Average Net Assets (Annualized)
Total expenses	2.82%	1.79%	2.51%	1.90%
Total expenses, net	2.82%	1.79%	2.51%	1.69%
Net investment income (loss)	2.41%	0.27%	2.32%	-0.64%

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

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended September 30, 2023 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Cash and cash equivalents	$29,929,777	$58,212,569
Interest receivable	50,183	66,135
Other assets	757	1,160
Equity in trading accounts:
Commodity futures contracts	134,775	2,520,370
Due from broker	1,638,486	543,205
Total equity in trading accounts	1,773,261	3,063,575
Total assets	31,753,978	61,343,439

Liabilities
Payable for shares redeemed	-	2,850,260
Management fee payable to Sponsor	29,016	55,430
Other liabilities	38,399	7,764
Equity in trading accounts:
Commodity futures contracts	510,168	-
Total liabilities	577,583	2,913,454

Net assets	$31,176,395	$58,429,985

Shares outstanding	1,150,004	2,050,004

Shares authorized	*	*

Net asset value per share	$27.11	$28.50

Market value per share	$27.07	$28.50

* On April 7, 2022, the Teucrium Soybean Fund registered an indeterminate number of shares of the Fund pursuant to Rule 456(d) under the Securities Act of 1933.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

SCHEDULE OF INVESTMENTS

September 30, 2023

(Unaudited)

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
U.S. Bank Deposit Account	5.270%	$1,775,025	$1,775,025	5.69%	1,775,025
Goldman Sachs Financial Square Government Fund - Institutional Class	5.240%	5,871,233	5,871,233	18.83	5,871,233
Total money market funds		$7,646,258	$7,646,258	24.52%

	Maturity				Percentage of	Principal
	Date	Yield	Cost	Fair Value	Net Assets	Amount
Commercial Paper
Brookfield Infrastructure Holdings (Canada) Inc.	October 11, 2023	5.806%	$1,983,850	$1,996,833	6.40%	2,000,000
General Motors Financial Company, Inc.	October 3, 2023	5.468%	2,468,361	2,499,255	8.02	2,500,000
Harley-Davidson Financial Services, Inc.	October 4, 2023	5.746%	2,478,067	2,498,825	8.02	2,500,000
Jabil Inc.	October 13, 2023	5.793%	2,490,896	2,495,250	8.00	2,500,000
Marriott International, Inc.	October 10, 2023	5.408%	2,484,483	2,496,675	8.01	2,500,000
National Fuel Gas Company	October 19, 2023	5.755%	2,487,815	2,492,925	8.00	2,500,000
Walgreens Boots Alliance, Inc.	November 30, 2023	5.944%	2,465,264	2,475,766	7.94	2,500,000
Total Commercial Paper			$16,858,736	$16,955,529	54.39%
Total Cash Equivalents				$24,601,787	78.91%

	Number of		Percentage of	Notional Amount
	Contracts	Fair Value	Net Assets	(Long Exposure)
Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures JAN24	167	$134,775	0.43%	$10,809,075

	Number of		Percentage of	Notional Amount
Description: Liabilities	Contracts	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures MAR24	142	$465,562	1.49%	$9,302,775
CBOT soybean futures NOV24	176	44,606	0.14	11,088,000
Total commodity futures contracts		$510,168	1.64%	$20,390,775

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

TEUCRIUM SOYBEAN FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain on commodity futures contracts	$311,294	$977,658	$270,814	$10,675,505
Net change in unrealized depreciation on commodity futures contracts	(507,789)	(3,855,440)	(2,895,763)	(5,768,700)
Interest income	481,521	365,454	1,426,307	549,818
Total income (loss)	285,026	(2,512,328)	(1,198,642)	5,456,623

Expenses
Management fees	91,704	176,250	293,109	513,916
Professional fees	71,553	14,623	225,562	100,174
Distribution and marketing fees	130,302	94,938	302,041	294,524
Custodian fees and expenses	14,186	13,002	31,501	24,008
Business permits and licenses fees	8,973	1,762	19,938	15,833
General and administrative expenses	11,005	3,525	21,970	39,922
Total expenses	327,723	304,100	894,121	988,377

Expenses waived by the Sponsor	-	-	-	(89,562)

Total expenses, net	327,723	304,100	894,121	898,815

Net (loss) income	$(42,697)	$(2,816,428)	$(2,092,763)	$4,557,808

Net (loss) gain per share	$(0.22)	$(0.96)	$(1.39)	$3.34
Net (loss) gain per weighted average share	$(0.03)	$(1.06)	$(1.46)	$1.78
Weighted average shares outstanding	1,296,471	2,646,471	1,429,674	2,553,850

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2023	September 30, 2022
Operations
Net (loss) income	$(2,092,763)	$4,557,808
Capital transactions
Issuance of Shares	9,394,540	53,625,065
Redemption of Shares	(34,555,367)	(35,911,520)
Total capital transactions	(25,160,827)	17,713,545
Net change in net assets	(27,253,590)	22,271,353

Net assets, beginning of period	$58,429,985	$44,972,625

Net assets, end of period	$31,176,395	$67,243,978

Net asset value per share at beginning of period	$28.50	$22.77

Net asset value per share at end of period	$27.11	$26.11

Creation of Shares	350,000	1,950,000
Redemption of Shares	1,250,000	1,350,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2023	September 30, 2022
Cash flows from operating activities:
Net (loss) income	$(2,092,763)	$4,557,808
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Net change in unrealized appreciation on commodity futures contracts	2,895,763	5,768,700
Changes in operating assets and liabilities:
Due from broker	(1,095,281)	(5,445,820)
Interest receivable	15,952	(50,340)
Other assets	403	-
Due to broker	-	(675,169)
Management fee payable to Sponsor	(26,414)	23,383
Other liabilities	30,635	(10,261)
Net cash (used in) provided by operating activities	(271,705)	4,168,301

Cash flows from financing activities:
Proceeds from sale of Shares	9,394,540	53,625,065
Redemption of Shares	(37,405,627)	(35,911,520)
Net cash (used in) provided by financing activities	(28,011,087)	17,713,545

Net change in cash and cash equivalents	(28,282,792)	21,881,846
Cash and cash equivalents beginning of period	58,212,569	43,019,884
Cash and cash equivalents end of period	$29,929,777	$64,901,730

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

September 30, 2023

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023.

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

Marex Capital Markets, Inc. (“Marex”) and StoneX Financial Inc. (“StoneX”) serve as the Funds’ clearing brokers to execute and clear futures contracts and provide other brokerage-related services. Marex and StoneX are each registered as futures commission merchants (“FCM”) with the U.S. CFTC and are members of the NFA. The clearing brokers are registered as broker-dealers with the SEC and are each a member of FINRA. Marex and StoneX are each clearing members of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar, and Wheat Futures Contracts E D & F Man is paid $3.00 per round turn exclusive of pass-through fees for the exchange and the NFA. StoneX is paid $2.50 per round turn exclusive of pass-through fees for the exchange and the NFA. Additionally, if the monthly commissions paid by each Fund does not equal or exceed 16.5% return on the StoneX Capital Requirement at 9.6% of the Exchange Maintenance Margin, each Fund will pay a true up to meet that return at the end of each month. These expenses are recognized on a per-trade basis. The half-turn is recognized as an unrealized loss on the statements of operations for contracts that have been purchased since the change in recognition, and a full turn is recognized as a realized loss on the statements of operations when a contract is sold. A summary of these expenses can be found under the heading, Brokerage Commissions.

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

	Three months ended September 30, 2023	Three months ended September 30, 2022	Nine months ended September 30, 2023	Nine months ended September 30, 2022
Amount Recognized for Custody Services	$14,186	$13,002	$31,501	$24,008
Amount of Custody Services Waived	$-	$-	$-	$4,000

Amount Recognized for Distribution Services	$3,636	$4,476	$10,808	$14,860
Amount of Distribution Services Waived	$-	$-	$-	$3,962

Amount Recognized for Wilmington Trust	$317	$550	$317	$550
Amount of Wilmington Trust Waived	$-	$-	$-	$-

Amount Recognized for Thales	$5,219	$4,543	$8,760	$22,314
Amount of Thales Waived	$-	$-	$-	$-

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

Brokerage Commissions

the Sponsor recognizes the expense for brokerage commissions for futures contract trades on a per-trade basis. The below table shows the amounts included on the statements of operations as total brokerage commissions paid inclusive of unrealized loss for the three and nine months ended September 30, 2023 and 2022.

SOYB
Three months ended September 30, 2023	$2,220
Three months ended September 30, 2022	$6,432
Nine months ended September 30, 2023	$10,999
Nine months ended September 30, 2022	$21,638

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2020 to 2022, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2023 and for the years ended December 31, 2022, 2021, and 2020. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three and nine months ended September 30, 2023 and 2022.

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

	September 30, 2023	December 31, 2022
Money Market Funds	$7,646,258	$25,631,042
Demand Deposit Savings Accounts	5,327,990	5,143,495
Commercial Paper	16,955,529	27,438,032
Total cash and cash equivalents as presented on the Statement of Assets and Liabilities	$29,929,777	$58,212,569

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

Margin is the minimum amount of funds that must be deposited by a commodity interest trader with the trader’s broker to initiate and maintain an open position in futures contracts. A margin deposit acts to assure the trader’s performance of the futures contracts purchased or sold. Futures contracts are customarily bought and sold on initial margin that represents a small percentage of the aggregate purchase or sales price of the contract. Because of such low margin requirements, price fluctuations occurring in the futures markets may create profits and losses that, in relation to the amount invested, are greater than customary in other forms of investment or speculation. As discussed below, adverse price changes in the futures contract may result in margin requirements that greatly exceed the initial margin. In addition, the amount of margin required in connection with a particular futures contract is set from time to time by the exchange on which the contract is traded and may be modified from time to time by the exchange during the term of the contract. Brokerage firms, such as the Fund’s clearing brokers, carrying accounts for traders in commodity interest contracts generally require higher amounts of margin as a matter of policy to further protect themselves. Over the counter trading generally involves the extension of credit between counterparties, so the counterparties may agree to require the posting of collateral by one or both parties to address credit exposure.

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

	Three months ended September 30, 2023	Three months ended September 30, 2022	Nine months ended September 30, 2023	Nine months ended September 30, 2022
Recognized Related Party Transactions	$59,564	$53,104	$185,249	$205,250
Waived Related Party Transactions	$-	$-	$-	$32,056

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

SOYB
Three months ended September 30, 2023	$-
Three months ended September 30, 2022	$-
Nine months ended September 30, 2023	$-
Nine months ended September 30, 2022	$89,562

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

On September 30, 2023 and December 31, 2022, in the opinion of the Trust and the Fund, the reported value at the close of the market for each commodity contract fairly reflected the value of the futures and no alternative valuations were required. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

For the three and nine months ended September 30, 2023 and year ended December 31, 2022, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of September 30, 2023 and December 31, 2022:

September 30, 2023

				Balance as of
Assets:	Level 1	Level 2	Level 3	September 30, 2023
Cash Equivalents	$24,601,787	$-	$-	$24,601,787
Commodity Futures Contracts
Soybean futures contracts	134,775	-	-	134,775
Total	$24,736,562	$-	$-	$24,736,562

				Balance as of
Liabilities	Level 1	Level 2	Level 3	September 30, 2023
Commodity Futures Contracts
Soybean futures contracts	$510,168	$-	$-	$510,168

December 31, 2022

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2022
Cash Equivalents	$53,069,074	$-	$-	$53,069,074
Commodity Futures Contracts
Soybean futures contracts	2,520,370	-	-	2,520,370
Total	$55,589,444	$-	$-	$55,589,444

For the three and nine months ended September 30, 2023 and year ended December 31, 2022, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the three and nine months ended September 30, 2023 and year ended December 31, 2022, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk, and held by the FCMs, Marex and StoneX as of September 30, 2023, and December 31, 2022.

*The amount of collateral presented in Collateral, Due from Broker, is limited to the liability for the futures contracts and accordingly does not include the excess collateral pledged.

Offsetting of Financial Assets and Derivative Assets as of  September 30, 2023

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Soybean futures contracts	$134,775	$-	$134,775	$134,775	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of September 30, 2023

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity Price
Soybean futures contracts	$510,168	$-	$510,168	$134,775	$375,393	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2022

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Soybean futures contracts	$2,520,370	$-	$2,520,370	$-	$-	$2,520,370

The following is a summary of realized and unrealized gains and losses of the derivative instruments utilized by the Fund:

Three months ended September 30, 2023

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Soybean futures contracts	$311,294	$(507,789)

Three months ended September 30, 2022

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Soybean futures contracts	$977,658	$(3,855,440)

Nine months ended September 30, 2023

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Soybean futures contracts	$270,814	$(2,895,763)

Nine months ended September 30, 2022

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Soybean futures contracts	$10,675,505	$(5,768,700)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $34.7 million and $37.2 million respectively for the three and nine months ended September 30, 2023 and $68.6 million and $64.6 million respectively for the three and nine months ended September 30, 2022.

Note 6 – Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the three and nine months ended September 30, 2023 and 2022. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Per Share Operation Performance
Net asset value at beginning of period	$27.33	$27.07	$28.50	$22.77
Income from investment operations:
Investment income	0.37	0.13	1.00	0.21
Net realized and unrealized (loss) gain on commodity futures contracts	(0.34)	(0.98)	(1.76)	3.48
Total expenses, net	(0.25)	(0.11)	(0.63)	(0.35)
Net (decrease) increase in net asset value	(0.22)	(0.96)	(1.39)	3.34
Net asset value at end of period	$27.11	$26.11	$27.11	$26.11
Total Return	-0.80%	-3.52%	-4.89%	14.68%
Ratios to Average Net Assets (Annualized)
Total expenses	3.57%	1.73%	3.05%	1.92%
Total expenses, net	3.57%	1.73%	3.05%	1.75%
Net investment income (loss)	1.68%	0.34%	1.81%	-0.68%

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

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended September 30, 2023 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund.

TEUCRIUM SUGAR FUND

STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Cash and cash equivalents	$23,571,952	$22,977,480
Interest receivable	44,367	30,669
Other assets	7,496	2,965
Equity in trading accounts:
Commodity futures contracts	1,866,449	911,329
Due from broker	-	447,801
Total equity in trading accounts	1,866,449	1,359,130
Total assets	25,490,264	24,370,244

Liabilities
Management fee payable to Sponsor	19,642	20,912
Other liabilities	14,007	1,845
Equity in trading accounts:
Commodity futures contracts	107,186	85,128
Due to broker	997,931	-
Total equity in trading accounts	1,105,117	85,128
Total liabilities	1,138,766	107,885

Net assets	$24,351,498	$24,262,359

Shares outstanding	1,650,004	2,550,004

Shares authorized	*	*

Net asset value per share	$14.76	$9.51

Market value per share	$14.78	$9.53

* On April 7, 2022, the Teucrium Sugar Fund registered an indeterminate number of shares of the Fund pursuant to Rule 456(d) under the Securities Act of 1933.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

SCHEDULE OF INVESTMENTS

September 30, 2023

(Unaudited)

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
U.S. Bank Deposit Account	5.270%	$7,060,230	$7,060,230	28.99%	7,060,230
Goldman Sachs Financial Square Government Fund - Institutional Class	5.240%	3,867,017	3,867,017	15.88	3,867,017
Total Money Market Funds		$10,927,247	$10,927,247	44.87%

	Maturity				Percentage of	Principal
	Date	Yield	Cost	Fair Value	Net Assets	Amount
Commercial Paper
Brookfield Infrastructure Holdings (Canada) Inc.	October 11, 2023	5.806%	$1,983,850	$1,996,833	8.20%	2,000,000
Marriott International, Inc.	October 10, 2023	5.408%	2,484,483	2,496,675	10.25	2,500,000
V.F. Corporation	November 13, 2023	5.497%	2,479,375	2,483,875	10.20	2,500,000
Walgreens Boots Alliance, Inc.	November 1, 2023	5.901%	2,477,084	2,487,537	10.22	2,500,000
Total Commercial Paper			$9,424,792	$9,464,920	38.87%
Total Cash Equivalents				$20,392,167	83.74%

	Number of		Percentage of	Notional Amount
	Contracts	Fair Value	Net Assets	(Long Exposure)
Commodity futures contracts
United States sugar futures contracts
ICE sugar futures MAY24	301	$993,509	4.08%	$8,515,651
ICE sugar futures MAR25	321	872,940	3.58	8,552,981
Total commodity futures contracts		$1,866,449	7.66%	$17,068,632

	Number of		Percentage of	Notional Amount
Description: Liabilities	Contracts	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States sugar futures contracts
ICE sugar futures JUL24	268	$107,186	0.44%	$7,293,888

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

TEUCRIUM SUGAR FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$2,271,032	$(948,329)	$11,018,654	$(476,906)
Net change in unrealized appreciation (depreciation) on commodity futures contracts	934,750	(1,014,429)	933,062	(2,281,371)
Interest income	304,744	149,944	1,007,430	222,434
Total income (loss)	3,510,526	(1,812,814)	12,959,146	(2,535,843)

Expenses
Management fees	57,990	71,572	205,623	214,003
Professional fees	61,655	8,123	207,709	49,908
Distribution and marketing fees	67,563	41,123	166,254	133,178
Custodian fees and expenses	5,799	5,101	18,037	10,335
Business permits and licenses fees	3,479	1,088	14,600	26,099
General and administrative expenses	2,900	2,863	13,304	19,391
Total expenses	199,386	129,870	625,527	452,914

Expenses waived by the Sponsor	-	-	-	(78,237)

Total expenses, net	199,386	129,870	625,527	374,677

Net income (loss)	$3,311,140	$(1,942,684)	$12,333,619	$(2,910,520)

Net gain (loss) per share	$2.06	$(0.59)	$5.24	$(0.50)
Net gain (loss) per weighted average share	$1.98	$(0.61)	$5.50	$(0.95)
Weighted average shares outstanding	1,672,558	3,159,243	2,241,121	3,077,751

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2023	September 30, 2022
Operations
Net income (loss)	$12,333,619	$(2,910,520)
Capital transactions
Issuance of Shares	18,605,025	26,012,883
Redemption of Shares	(30,849,505)	(20,402,060)
Total capital transactions	(12,244,480)	5,610,823
Net change in net assets	89,139	2,700,303

Net assets, beginning of period	$24,262,359	$22,834,664

Net assets, end of period	$24,351,498	$25,534,967

Net asset value per share at beginning of period	$9.51	$9.23

Net asset value per share at end of period	$14.76	$8.73

Creation of Shares	1,525,000	2,675,000
Redemption of Shares	2,425,000	2,225,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2023	September 30, 2022
Cash flows from operating activities:
Net income (loss)	$12,333,619	$(2,910,520)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on commodity futures contracts	(933,062)	2,281,371
Changes in operating assets and liabilities:
Due from broker	447,801	(2,203,710)
Interest receivable	(13,698)	(20,084)
Other assets	(4,531)	(396)
Due to broker	997,931	-
Management fee payable to Sponsor	(1,270)	2,276
Other liabilities	12,162	(7,470)
Net cash provided by (used in) operating activities	12,838,952	(2,858,533)

Cash flows from financing activities:
Proceeds from sale of Shares	18,605,025	26,012,883
Redemption of Shares	(30,849,505)	(20,402,060)
Net cash (used in) provided by financing activities	(12,244,480)	5,610,823

Net change in cash and cash equivalents	594,472	2,752,290
Cash and cash equivalents beginning of period	22,977,480	21,332,902
Cash and cash equivalents end of period	$23,571,952	$24,085,192

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

September 30, 2023

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023.

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

Marex Capital Markets, Inc. (“Marex”) and StoneX Financial Inc. (“StoneX”) serve as the Funds’ clearing brokers to execute and clear the futures contracts and provide other brokerage-related services. Marex and StoneX are each registered as futures commission merchants (“FCM”) with the U.S. CFTC and are members of the NFA. The clearing brokers are registered as broker-dealers with the SEC and are each a member of FINRA. Marex and StoneX are each clearing members of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar, and Wheat Futures Contracts Marex is paid $3.00 per round turn exclusive of pass-through fees for the exchange and the NFA. StoneX is paid $2.50 per round turn exclusive of pass-through fees for the exchange and the NFA. Additionally, if the monthly commissions paid by each Fund does not equal or exceed 16.5% return on the StoneX Capital Requirement at 9.6% of the Exchange Maintenance Margin, each Fund will pay a true up to meet that return at the end of each month. These expenses are recognized on a per-trade basis. The half-turn is recognized as an unrealized loss on the statements of operations for contracts that have been purchased since the change in recognition, and a full turn is recognized as a realized loss on the statements of operations when a contract is sold. A summary of these expenses can be found under the heading, Brokerage Commissions.

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

	Three months ended September 30, 2023	Three months ended September 30, 2022	Nine months ended September 30, 2023	Nine months ended September 30, 2022
Amount Recognized for Custody Services	$5,799	$5,101	$18,037	$10,335
Amount of Custody Services Waived	$-	$-	$-	$1,068

Amount Recognized for Distribution Services	$2,439	$2,098	$6,146	$6,834
Amount of Distribution Services Waived	$-	$-	$-	$3,331

Amount Recognized for Wilmington Trust	$232	$550	$232	$550
Amount of Wilmington Trust Waived	$-	$-	$-	$-

Amount Recognized for Thales	$3,409	$1,943	$5,365	$10,642
Amount of Thales Waived	$-	$-	$-	$4,427

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

Brokerage Commissions

The Sponsor recognizes the expense for brokerage commissions for futures contract trades on a per-trade basis. The below table shows the amounts included on the statements of operations as total brokerage commissions paid inclusive of unrealized loss for the three and nine months ended September 30, 2023 and 2022.

CANE
Three months ended September 30, 2023	$3,707
Three months ended September 30, 2022	$5,436
Nine months ended September 30, 2023	$19,661
Nine months ended September 30, 2022	$31,972

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2020 to 2022, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2023 and for the years ended December 31, 2022, 2021, and 2020. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three and nine months ended September 30, 2023 and 2022.

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

	September 30, 2023	December 31, 2022
Money Market Funds	$10,927,247	$9,920,499
Demand Deposit Savings Accounts	3,179,785	3,069,677
Commercial Paper	9,464,920	9,987,304
Total cash and cash equivalents as presented on the Statement of Assets and Liabilities	$23,571,952	$22,977,480

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

Margin is the minimum amount of funds that must be deposited by a commodity interest trader with the trader’s broker to initiate and maintain an open position in futures contracts. A margin deposit acts to assure the trader’s performance of the futures contracts purchased or sold. Futures contracts are customarily bought and sold on initial margin that represents a small percentage of the aggregate purchase or sales price of the contract. Because of such low margin requirements, price fluctuations occurring in the futures markets may create profits and losses that, in relation to the amount invested, are greater than customary in other forms of investment or speculation. As discussed below, adverse price changes in the futures contract may result in margin requirements that greatly exceed the initial margin. In addition, the amount of margin required in connection with a particular futures contract is set from time to time by the exchange on which the contract is traded and may be modified from time to time by the exchange during the term of the contract. Brokerage firms, such as the Fund’s clearing brokers, carrying accounts for traders in commodity interest contracts generally require higher amounts of margin as a matter of policy to further protect themselves. Over the counter trading generally involves the extension of credit between counterparties, so the counterparties may agree to require the posting of collateral by one or both parties to address credit exposure.

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

	Three months ended September 30, 2023	Three months ended September 30, 2022	Nine months ended September 30, 2023	Nine months ended September 30, 2022
Recognized Related Party Transactions	$38,672	$24,638	$110,304	$96,060
Waived Related Party Transactions	$-	$-	$-	$25,739

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

CANE
Three months ended September 30, 2023	$-
Three months ended September 30, 2022	$-
Nine months ended September 30, 2023	$-
Nine months ended September 30, 2022	$78,237

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

On September 30, 2023 and December 31, 2022, in the opinion of the Trust and the Fund, the reported value of the Sugar Futures Contracts traded on the ICE fairly reflected the value of the Sugar Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

For the three and nine months ended September 30, 2023 and year ended December 31, 2022, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of September 30, 2023 and December 31, 2022:

September 30, 2023

				Balance as of
Assets:	Level 1	Level 2	Level 3	September 30, 2023
Cash Equivalents	$20,392,167	$-	$-	$20,392,167
Commodity Futures Contracts
Sugar futures contracts	1,866,449	-	-	1,866,449
Total	$22,258,616	$-	$-	$22,258,616

				Balance as of
Liabilities	Level 1	Level 2	Level 3	September 30, 2023
Commodity Futures Contracts
Sugar futures contracts	$107,186	$-	$-	$107,186

December 31, 2022

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2022
Cash Equivalents	$19,907,803	$-	$-	$19,907,803
Sugar futures contracts	911,329	-	-	911,329
Total	$20,819,132	$-	$-	$20,819,132

				Balance as of
Liabilities	Level 1	Level 2	Level 3	December 31, 2022
Sugar futures contracts	$85,128	$-	$-	$85,128

For the three and nine months ended September 30, 2023 and year ended December 31, 2022, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value – Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the three and nine months ended September 30, 2023 and year ended December 31, 2022, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk, and held by the FCMs, Marex and StoneX as of September 30, 2023, and December 31, 2022.

*The amount of collateral presented in Collateral, Due from Broker, is limited to the liability for the futures contracts and accordingly does not include the excess collateral pledged.

Offsetting of Financial Assets and Derivative Assets as of September 30, 2023

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Sugar futures contracts	$1,866,449	$-	$1,866,449	$107,186	$997,931	$761,332

Offsetting of Financial Liabilities and Derivative Liabilities as of  September 30, 2023

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity Price
Sugar futures contracts	$107,186	$-	$107,186	$107,186	$-	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2022

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Sugar futures contracts	$911,329	$-	$911,329	$85,128	$-	$826,201

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2022

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity Price
Sugar futures contracts	$85,128	$-	$85,128	$85,128	$-	$-

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Three months ended September 30, 2023

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Sugar futures contracts	$2,271,032	$934,750

Three months ended September 30, 2022

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Sugar futures contracts	$(948,329)	$(1,014,429)

Nine months ended September 30, 2023

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Sugar futures contracts	$11,018,654	$933,062

Nine months ended September 30, 2022

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Sugar futures contracts	$(476,906)	$(2,281,371)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held were $23.6 million and $27.3 million respectively for the three and nine months ended September 30, 2023 and $27.2 million and $25.6 million respectively for the three and nine months ended September 30, 2022.

Note 6 – Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the three and nine months ended September 30, 2023 and 2022. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Per Share Operation Performance
Net asset value at beginning of period	$12.70	$9.32	$9.51	$9.23
Income (loss) from investment operations:
Investment income	0.18	0.05	0.45	0.07
Net realized and unrealized gain (loss) on commodity futures contracts	2.00	(0.60)	5.07	(0.45)
Total expenses, net	(0.12)	(0.04)	(0.28)	(0.12)
Net increase (decrease) in net asset value	2.06	(0.59)	5.24	(0.50)
Net asset value at end of period	$14.76	$8.73	$14.76	$8.73
Total Return	16.20%	-6.34%	55.11%	-5.38%
Ratios to Average Net Assets (Annualized)
Total expenses	3.44%	1.81%	3.04%	2.12%
Total expenses, net	3.44%	1.81%	3.04%	1.75%
Net investment income (loss)	1.82%	0.28%	1.86%	-0.71%

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

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended September 30, 2023 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund.

TEUCRIUM WHEAT FUND

STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Cash and cash equivalents	$182,536,744	$209,730,825
Interest receivable	286,705	92,540
Other assets	778	3,468
Equity in trading accounts:
Commodity futures contracts	-	3,160,732
Due from broker	34,559,991	48,610,031
Total equity in trading accounts	34,559,991	51,770,763
Total assets	217,384,218	261,597,596

Liabilities
Payable for shares redeemed	-	5,988,825
Management fee payable to Sponsor	167,550	210,795
Other liabilities	81,466	45,099
Equity in trading accounts:
Commodity futures contracts	23,185,502	26,380,838
Total liabilities	23,434,518	32,625,557

Net assets	$193,949,700	$228,972,039

Shares outstanding	34,825,004	28,675,004

Shares authorized	*	*

Net asset value per share	$5.57	$7.99

Market value per share	$5.57	$7.98

* On March 9, 2022, the Teucrium Wheat Fund registered an indeterminate number of shares of the Fund pursuant to Rule 456(d) under the Securities Act of 1933.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

SCHEDULE OF INVESTMENTS

September 30, 2023

(Unaudited)

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
U.S. Bank Deposit Account	5.270%	$43,069,070	$43,069,070	22.21%	43,069,070
Goldman Sachs Financial Square Government Fund - Institutional Class	5.240%	54,668,092	54,668,092	28.19	54,668,092
Total money market funds		$97,737,162	$97,737,162	50.40%

	Maturity				Percentage of	Principal
	Date	Yield	Cost	Fair Value	Net Assets	Amount
Commercial Paper
Brookfield Infrastructure Holdings (Canada) Inc.	October 11, 2023	5.735%	$2,478,497	$2,496,090	1.29%	2,500,000
Brookfield Infrastructure Holdings (Canada) Inc.	October 24, 2023	5.810%	2,476,250	2,490,896	1.28	2,500,000
Brookfield Infrastructure Holdings (Canada) Inc.	December 5, 2023	5.819%	2,469,125	2,474,271	1.28	2,500,000
General Motors Financial Company, Inc.	October 3, 2023	5.468%	4,936,722	4,998,511	2.58	5,000,000
General Motors Financial Company, Inc.	October 25, 2023	5.511%	2,466,625	2,491,000	1.28	2,500,000
General Motors Financial Company, Inc.	October 27, 2023	5.546%	4,944,090	4,980,356	2.57	5,000,000
Glencore Funding LLC	November 10, 2023	5.613%	2,467,917	2,484,723	1.28	2,500,000
Harley-Davidson Financial Services, Inc.	October 3, 2023	5.817%	2,470,313	2,499,208	1.29	2,500,000
Harley-Davidson Financial Services, Inc.	October 4, 2023	5.746%	4,956,134	4,997,650	2.58	5,000,000
Harley-Davidson Financial Services, Inc.	November 6, 2023	5.704%	2,478,611	2,486,000	1.28	2,500,000
Hyundai Capital America	November 13, 2023	5.509%	4,937,000	4,967,750	2.56	5,000,000
Jabil Inc.	October 13, 2023	5.793%	9,963,583	9,981,000	5.15	10,000,000
Jabil Inc.	October 13, 2023	5.793%	4,981,000	4,990,500	2.57	5,000,000
Marriott International, Inc.	October 10, 2023	5.408%	2,484,483	2,496,675	1.29	2,500,000
National Fuel Gas Company	October 17, 2023	5.754%	4,977,203	4,987,423	2.57	5,000,000
National Fuel Gas Company	October 19, 2023	5.755%	2,487,815	2,492,925	1.29	2,500,000
V.F. Corporation	November 13, 2023	5.497%	2,479,375	2,483,875	1.28	2,500,000
V.F. Corporation	December 4, 2023	5.558%	4,941,717	4,951,556	2.55	5,000,000
Walgreens Boots Alliance, Inc.	November 30, 2023	5.944%	4,930,529	4,951,532	2.55	5,000,000
Total Commercial Paper			$74,326,989	$74,701,941	38.52%
Total Cash Equivalents				$172,439,103	88.92%

	Number of		Percentage of	Notional Amount
Description: Liabilities	Contracts	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures MAR24	2,329	$11,184,967	5.77%	$66,784,075
CBOT wheat futures MAY24	1,943	4,422,002	2.28	57,779,963
CBOT wheat futures DEC24	2,140	7,578,533	3.90	69,309,250
Total commodity futures contracts		$23,185,502	11.95%	$193,873,288

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

TEUCRIUM WHEAT FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized loss on commodity futures contracts	$(32,283,536)	$(92,957,415)	$(72,771,330)	$(53,537,910)
Net change in unrealized appreciation (depreciation) on commodity futures contracts	166,327	93,269,812	34,604	(3,790,712)
Interest income	2,538,278	1,807,040	6,660,873	2,931,373
Total (loss) gain	(29,578,931)	2,119,437	(66,075,853)	(54,397,249)

Expenses
Management fees	489,455	892,696	1,387,465	2,764,259
Professional fees	223,818	116,706	474,219	486,917
Distribution and marketing fees	504,760	675,323	1,524,159	1,562,788
Custodian fees and expenses	56,664	83,198	173,789	156,575
Business permits and licenses fees	14,683	6,024	27,831	32,738
General and administrative expenses	24,473	26,299	116,608	89,344
Total expenses	1,313,853	1,800,246	3,704,071	5,092,621

Expenses waived by the Sponsor	-	-	-	(425,164)

Total expenses, net	1,313,853	1,800,246	3,704,071	4,667,457

Net (loss) income	$(30,892,784)	$319,191	$(69,779,924)	$(59,064,706)

Net (loss) gain per share	$(0.89)	$0.13	$(2.42)	$1.78
Net (loss) gain per weighted average share	$(1.00)	$0.01	$(2.53)	$(1.55)
Weighted average shares outstanding	30,905,167	41,945,384	27,538,649	38,111,726

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2023	September 30, 2022
Operations
Net loss	$(69,779,924)	$(59,064,706)
Capital transactions
Issuance of Shares	92,347,622	885,427,575
Redemption of Shares	(57,590,037)	(523,995,485)
Total capital transactions	34,757,585	361,432,090
Net change in net assets	(35,022,339)	302,367,384

Net assets, beginning of period	$228,972,039	$75,621,587

Net assets, end of period	$193,949,700	$377,988,971

Net asset value per share at beginning of period	$7.99	$7.38

Net asset value per share at end of period	$5.57	$9.16

Creation of Shares	14,200,000	84,050,000
Redemption of Shares	8,050,000	53,050,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2023	September 30, 2022
Cash flows from operating activities:
Net loss	$(69,779,924)	$(59,064,706)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized (appreciation) depreciation on commodity futures contracts	(34,604)	3,790,712
Changes in operating assets and liabilities:
Due from broker	14,050,040	(36,616,154)
Interest receivable	(194,165)	(204,311)
Other assets	2,690	(580)
Due to broker	-	(213,708)
Management fee payable to Sponsor	(43,245)	233,446
Other liabilities	36,367	46,379
Net cash used in operating activities	(55,962,841)	(92,028,922)

Cash flows from financing activities:
Proceeds from sale of Shares	92,347,622	885,427,575
Redemption of Shares	(63,578,862)	(523,995,485)
Net cash provided by financing activities	28,768,760	361,432,090

Net change in cash and cash equivalents	(27,194,081)	269,403,168
Cash and cash equivalents, beginning of period	209,730,825	72,841,616
Cash and cash equivalents, end of period	$182,536,744	$342,244,784

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

September 30, 2023

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023.

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

Marex Capital Markets, Inc. (“Marex”) and StoneX Financial Inc. (“StoneX”) serve as the Funds’ clearing brokers to execute and clear futures contracts and provide other brokerage-related services. Marex and StoneX are each registered as futures commission merchants (“FCM”) with the U.S. CFTC and are members of the NFA. The clearing brokers are registered as broker-dealers with the SEC and are each a member of FINRA. Marex and StoneX are each clearing members of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar, and Wheat Futures Contracts Marex is paid $3.00 per round turn exclusive of pass-through fees for the exchange and the NFA. StoneX is paid $2.50 per round turn exclusive of pass-through fees for the exchange and the NFA. Additionally, if the monthly commissions paid by each Fund does not equal or exceed 16.5% return on the StoneX Capital Requirement at 9.6% of the Exchange Maintenance Margin, each Fund will pay a true up to meet that return at the end of each month. These expenses are recognized on a per-trade basis. The half-turn is recognized as an unrealized loss on the statements of operations for contracts that have been purchased since the change in recognition, and a full turn is recognized as a realized loss on the statements of operations when a contract is sold. A summary of these expenses can be found under the heading, Brokerage Commissions.

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

	Three months ended September 30, 2023	Three months ended September 30, 2022	Nine months ended September 30, 2023	Nine months ended September 30, 2022
Amount Recognized for Custody Services	$56,664	$83,198	$173,789	$156,575
Amount of Custody Services Waived	$-	$-	$-	$14,164

Amount Recognized for Distribution Services	$17,900	$30,177	$58,623	$72,723
Amount of Distribution Services Waived	$-	$-	$-	$14,931

Amount Recognized for Wilmington Trust	$1,720	$550	$1,720	$550
Amount of Wilmington Trust Waived	$-	$-	$-	$-

Amount Recognized for Thales	$28,348	$31,037	$48,338	$97,518
Amount of Thales Waived	$-	$-	$-	$66,481

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as detailed in the Financial Accounting Standards Board’s Accounting Standards Codification.

Revenue Recognition

Commodity futures contracts are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized appreciation or depreciation on commodity futures contracts are reflected in the statements of operations as the difference between the original contract amount and the fair market value as of the last business day of the year or as of the last date of the financial statements. Changes in the appreciation or depreciation between periods are reflected in the statements of operations. Interest on cash equivalents with financial institutions are recognized on an accrual basis. The Fund seeks to earn interest on funds held at the custodian and other financial institutions at prevailing market rates for such investments.

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

Brokerage Commissions

The Sponsor recognizes the expense for brokerage commissions for futures contract trades on a per-trade basis. The below table shows the amounts included on the statements of operations as total brokerage commissions paid inclusive of unrealized loss for the three and nine months ended September 30, 2023 and 2022.

WEAT
Three months ended September 30, 2023	$40,896
Three months ended September 30, 2022	$75,136
Nine months ended September 30, 2023	$85,354
Nine months ended September 30, 2022	$354,679

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2020 to 2022, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2023 and for the years ended December 31, 2022, 2021 and 2020. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three and nine months ended September 30, 2023 and 2022.

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

	September 30, 2023	December 31, 2022
Money Market Funds	$97,737,162	$99,826,276
Demand Deposit Savings Accounts	10,097,641	12,309,984
Commercial Paper	74,701,941	97,594,565
Total cash and cash equivalents as presented on the Statement of Assets and Liabilities	$182,536,744	$209,730,825

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

Margin is the minimum amount of funds that must be deposited by a commodity interest trader with the trader’s broker to initiate and maintain an open position in futures contracts. A margin deposit acts to assure the trader’s performance of the futures contracts purchased or sold. Futures contracts are customarily bought and sold on initial margin that represents a small percentage of the aggregate purchase or sales price of the contract. Because of such low margin requirements, price fluctuations occurring in the futures markets may create profits and losses that, in relation to the amount invested, are greater than customary in other forms of investment or speculation. As discussed below, adverse price changes in the futures contract may result in margin requirements that greatly exceed the initial margin. In addition, the amount of margin required in connection with a particular futures contract is set from time to time by the exchange on which the contract is traded and may be modified from time to time by the exchange during the term of the contract. Brokerage firms, such as the Fund’s clearing brokers, carrying accounts for traders in commodity interest contracts generally require higher amounts of margin as a matter of policy to further protect themselves. Over the counter trading generally involves the extension of credit between counterparties, so the counterparties may agree to require the posting of collateral by one or both parties to address credit exposure.

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

	Three months ended September 30, 2023	Three months ended September 30, 2022	Nine months ended September 30, 2023	Nine months ended September 30, 2022
Recognized Related Party Transactions	$288,121	$358,130	$983,183	$1,011,184
Waived Related Party Transactions	$-	$-	$-	$224,587

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

WEAT
Three months ended September 30, 2023	$-
Three months ended September 30, 2022	$-
Nine months ended September 30, 2023	$-
Nine months ended September 30, 2022	$425,164

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

On September 30, 2023 and December 31, 2022, in the opinion of the Trust and the Fund, the reported value of the Wheat Futures Contracts traded on the CBOT fairly reflected the value of the Wheat Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

For the three and nine months ended September 30, 2023 and year ended December 31, 2022, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of September 30, 2023 and December 31, 2022:

September 30, 2023

				Balance as of
Assets:	Level 1	Level 2	Level 3	September 30, 2023
Cash Equivalents	$172,439,103	$-	$-	$172,439,103

				Balance as of
Liabilities	Level 1	Level 2	Level 3	September 30, 2023
Commodity Futures Contracts
Wheat futures contracts	$23,185,502	$-	$-	$23,185,502

December 31, 2022

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2022
Cash Equivalents	$197,420,841	$-	$-	$197,420,841
Commodity Futures Contracts
Wheat futures contracts	3,160,732	-	-	3,160,732
Total	$200,581,573	$-	$-	$200,581,573

				Balance as of
Liabilities	Level 1	Level 2	Level 3	December 31, 2022
Wheat futures contracts	$26,380,838	$-	$-	$26,380,838

For the three and nine months ended September 30, 2023 and year ended December 31, 2022, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the three and nine months ended September 30, 2023 and for the year ended December 31, 2022, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk, and held by the FCMs, Marex and StoneX as of September 30, 2023 and December 31, 2022.

*The amount of collateral presented in Collateral, Due from Broker, is limited to the liability for the futures contracts and accordingly does not include the excess collateral pledged.

Offsetting of Financial Liabilities and Derivative Liabilities as of September 30, 2023

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity Price
Wheat futures contracts	$23,185,502	$-	$23,185,502	$-	$23,185,502	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2022

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Wheat futures contracts	$3,160,732	$-	$3,160,732	$3,160,732	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2022

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity Price
Wheat futures contracts	$26,380,838	$-	$26,380,838	$3,160,732	$23,220,106	$-

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Three months ended September 30, 2023

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Wheat futures contracts	$(32,283,536)	$166,327

Three months ended September 30, 2022

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Wheat futures contracts	$(92,957,415)	$93,269,812

Nine months ended September 30, 2023

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Wheat futures contracts	$(72,771,330)	$34,604

Nine months ended September 30, 2022

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Wheat futures contracts	$(53,537,910)	$(3,790,712)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $196.1 million and $180.5 million respectively, for the three and nine months ended September 30, 2023 and $356.1 million and $318.9 million respectively, for the three and nine months ended September 30, 2022.

Note 6 – Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the three and nine months ended September 30, 2023 and 2022. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Per Share Operation Performance
Net asset value at beginning of period	$6.46	$9.03	$7.99	$7.38
Income (loss) from investment operations:
Investment income	0.08	0.04	0.23	0.07
Net realized and unrealized (loss) gain on commodity futures contracts	(0.93)	0.13	(2.52)	1.83
Total expenses, net	(0.04)	(0.04)	(0.13)	(0.12)
Net (decrease) increase in net asset value	(0.89)	0.13	(2.42)	1.78
Net asset value at end of period	$5.57	$9.16	$5.57	$9.16
Total Return	-13.81%	1.44%	-30.25%	24.20%
Ratios to Average Net Assets (Annualized)
Total expenses	2.68%	2.02%	2.67%	1.84%
Total expenses, net	2.68%	2.02%	2.67%	1.69%
Net investment income (loss)	2.50%	0.01%	2.13%	-0.63%

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

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended September 30, 2023 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Cash equivalents	$10,159	$4,716
Interest receivable	48	32
Other assets	2,390	622
Equity in trading accounts:
Investments in securities, at fair value (cost $22,841,003 and $39,425,287 as of September 30, 2023 and December 31, 2022, respectively)	21,975,907	39,572,698
Total assets	21,988,504	39,578,068

Liabilities
Other liabilities	1,729	2,823

Net assets	$21,986,775	$39,575,245

Shares outstanding	725,002	1,262,502

Shares authorized	*	*

Net asset value per share	$30.33	$31.35

Market value per share	$30.33	$31.32

* On April 7, 2022, the Teucrium Agricultural Fund registered an indeterminate number of shares of the Fund pursuant to Rule 456(d) under the Securities Act of 1933.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

SCHEDULE OF INVESTMENTS

September 30, 2023

(Unaudited)

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Exchange-traded funds
Teucrium Corn Fund			$5,670,302	25.79%	257,033
Teucrium Soybean Fund			5,503,425	25.03	203,005
Teucrium Sugar Fund			5,479,366	24.92	371,271
Teucrium Wheat Fund			5,322,814	24.21	955,742
Total exchange-traded funds		$22,841,003	$21,975,907	99.95%

Cash equivalents
Money market funds
U.S. Bank Deposit Account	5.270%	$10,159	$10,159	0.05%	10,159

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

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Income
Realized and unrealized gain (loss) on trading of securities:
Realized gain (loss) on securities	$27,457	$(172,369)	$183,856	$489,743
Net change in unrealized appreciation (depreciation) on securities	5,075	179,600	(1,012,507)	(1,786,575)
Interest income	149	302	421	352
Total income (loss)	32,681	7,533	(828,230)	(1,296,480)

Expenses
Professional fees	34,565	14,817	186,614	44,710
Distribution and marketing fees	40,140	51,970	142,674	134,119
Custodian fees and expenses	3,942	7,455	19,341	12,324
Business permits and licenses fees	1,805	1,000	12,240	11,721
General and administrative expenses	2,248	2,026	15,124	9,987
Other expenses	8	21	8	26
Total expenses	82,708	77,289	376,001	212,887

Expenses waived by the Sponsor	(77,482)	(62,059)	(355,731)	(176,222)

Total expenses, net	5,226	15,230	20,270	36,665

Net income (loss)	$27,455	$(7,697)	$(848,500)	$(1,333,145)

Net gain (loss) per share	$0.00	$(0.02)	$(1.02)	$4.06
Net gain (loss) per weighted average share	$0.04	$(0.01)	$(0.87)	$(1.19)
Weighted average shares outstanding	739,540	1,537,230	972,896	1,120,973

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2023	September 30, 2022
Operations
Net loss	$(848,500)	$(1,333,145)
Capital transactions
Issuance of Shares	-	45,566,391
Redemption of Shares	(16,739,970)	(12,193,184)
Total capital transactions	(16,739,970)	33,373,207
Net change in net assets	(17,588,470)	32,040,062

Net assets, beginning of period	$39,575,245	$14,179,655

Net assets, end of period	$21,986,775	$46,219,717

Net asset value per share at beginning of period	$31.35	$27.01

Net asset value per share at end of period	$30.33	$31.07

Creation of Shares	-	1,362,500
Redemption of Shares	537,500	400,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2023	September 30, 2022
Cash flows from operating activities:
Net loss	$(848,500)	$(1,333,145)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net change in unrealized depreciation on securities	1,012,507	1,786,575
Changes in operating assets and liabilities:
Net sale (purchase) of investments in securities	16,584,284	(33,824,825)
Interest receivable	(16)	(17)
Other assets	(1,768)	(592)
Other liabilities	(1,094)	413
Net cash provided by (used in) operating activities	16,745,413	(33,371,591)

Cash flows from financing activities:
Proceeds from sale of Shares	-	45,566,391
Redemption of Shares	(16,739,970)	(12,193,184)
Net cash used in financing activities	(16,739,970)	33,373,207

Net change in cash equivalents	5,443	1,616
Cash equivalents, beginning of period	4,716	4,801
Cash equivalents, end of period	$10,159	$6,417

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

September 30, 2023

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023.

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

Marex Capital Markets, Inc. (“Marex”) and StoneX Financial Inc. (“StoneX”) serve as the Underlying Funds’ clearing brokers to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. Marex and StoneX are each registered as futures commission merchants (“FCM”) with the U.S. CFTC and are members of the NFA. The clearing brokers are registered as broker-dealers with the SEC and are each a member of FINRA. Marex and StoneX are each clearing members of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar, and Wheat Futures Contracts Marex is paid $3.00 per round turn exclusive of pass-through fees for the exchange and the NFA. StoneX is paid $2.50 per round turn exclusive of pass-through fees for the exchange and the NFA. Additionally, if the monthly commissions paid by each Fund does not equal or exceed 16.5% return on the StoneX Capital Requirement at 9.6% of the Exchange Maintenance Margin, each Fund will pay a true up to meet that return at the end of each month. These expenses are recognized on a per-trade basis. The half-turn is recognized as an unrealized loss on the statements of operations for contracts that have been purchased since the change in recognition, and a full turn is recognized as a realized loss on the statements of operations when a contract is sold. A summary of these expenses can be found under the heading, Brokerage Commissions.

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

	Three months ended September 30, 2023	Three months ended September 30, 2022	Nine months ended September 30, 2023	Nine months ended September 30, 2022
Amount Recognized for Custody Services	$3,942	$7,455	$19,341	$12,324
Amount of Custody Services Waived	$2,750	$7,455	$18,149	$12,324

Amount Recognized for Distribution Services	$1,619	$2,739	$6,271	$6,499
Amount of Distribution Services Waived	$1,619	$2,739	$6,271	$6,499

Amount Recognized for Wilmington Trust	$145	$550	$145	$550
Amount of Wilmington Trust Waived	$145	$-	$145	$-

Amount Recognized for Thales	$3,108	$2,745	$5,367	$9,000
Amount of Thales Waived	$3,108	$2,605	$5,367	$5,295

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2020 to December 31, 2022, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. This policy has been applied to all existing tax positions upon the Fund’s initial adoption. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2023 and for the years ended December 31, 2022, 2021 and 2020. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three and nine months ended September 30, 2023 and 2022.

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

Cash Equivalents

Cash equivalents are highly liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short term maturities. The Fund has these balances of its assets on deposit with banks. Assets deposited with a financial institution may, at times, exceed federally insured limits. TAGS had a balance of $10,159 and $4,716 in money market funds at September 30, 2023 and December 31, 2022, respectively; these balances are included in cash equivalents on the statements of assets and liabilities.

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

	Three months ended September 30, 2023	Three months ended September 30, 2022	Nine months ended September 30, 2023	Nine months ended September 30, 2022
Recognized Related Party Transactions	$26,482	$32,419	$105,812	$90,610
Waived Related Party Transactions	$1,347	$19,090	$70,069	$66,068

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

TAGS
Three months ended September 30, 2023	$77,482
Three months ended September 30, 2022	$62,059
Nine months ended September 30, 2023	$355,731
Nine months ended September 30, 2022	$176,222

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

On September 30, 2023 and December 31, 2022, the reported value at the close of the market for each commodity futures contract of the Underlying Funds fairly reflected the value of the futures and no alternative valuations were required.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of September 30, 2023 and December 31, 2022:

September 30, 2023

				Balance as of
Assets:	Level 1	Level 2	Level 3	September 30, 2023
Exchange Traded Funds	$21,975,907	$-	$-	$21,975,907
Cash Equivalents	10,159	-	-	10,159
Total	$21,986,066	$-	$-	$21,986,066

December 31, 2022

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2022
Exchange Traded Funds	$39,572,698	$-	$-	$39,572,698
Cash Equivalents	4,716	-	-	4,716
Total	$39,577,414	$-	$-	$39,577,414

For the three and nine months ended September 30, 2023 and year ended December 31, 2022, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the three and nine months ended September 30, 2023 and 2022. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Per Share Operation Performance
Net asset value at beginning of period	$30.33	$31.09	$31.35	$27.01
Income (loss) from investment operations:
Net realized and unrealized (loss) gain on investment transactions	0.00	(0.01)	(1.00)	4.09
Total expenses, net	0.00	(0.01)	(0.02)	(0.03)
Net increase (decrease) in net asset value	-	(0.02)	(1.02)	4.06
Net asset value at end of period	$30.33	$31.07	$30.33	$31.07
Total Return	-0.02%	-0.05%	-3.25%	15.04%
Ratios to Average Net Assets (Annualized)
Total expenses	1.42%	0.66%	1.67%	0.80%
Total expenses, net	0.09%	0.13%	0.09%	0.14%
Net investment loss	-0.09%	-0.13%	-0.09%	-0.14%

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

Note 7 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended September 30, 2023 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund.

HASHDEX BITCOIN FUTURES ETF

STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Cash and cash equivalents	$1,181,822	$701,969
Interest receivable	6,173	2,961
Equity in trading accounts:
Cryptocurrency futures contracts	19,483	29,152
Due from broker	465,918	337,049
Total equity in trading accounts	485,401	366,201
Total assets	1,673,396	1,071,131

Liabilities
Management fee payable to Sponsor	1,266	868

Net assets	$1,672,130	$1,070,263

Shares outstanding	50,004	50,004

Shares authorized	*	*

Net asset value per share	$33.44	$21.40

Market value per share	$33.49	$21.39

* On September 14, 2022, the Hashdex Bitcoin Futures ETF registered an indeterminate number of shares of the Fund pursuant to Rule 456(d) under the Securities Act of 1933.

The accompanying notes are an integral part of these financial statements.

HASHDEX BITCOIN FUTURES ETF

SCHEDULE OF INVESTMENTS

September 30, 2023

(Unaudited)

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
U.S. Bank Deposit Account	5.270%	$1,181,822	$1,181,822	70.68%	1,181,822

	Number of		Percentage of	Notional Amount
	Contracts	Fair Value	Net Assets	(Long Exposure)
Cryptocurrency futures contracts
United States CME Bitcoin futures contracts
CME Bitcoin futures OCT23	6	$2,464	0.15%	$813,000
CME Bitcoin futures NOV23	6	17,019	1.02	818,250
Total cryptocurrency futures contracts		$19,483	1.17%	$1,631,250

The accompanying notes are an integral part of these financial statements.

HASHDEX BITCOIN FUTURES ETF

SCHEDULE OF INVESTMENTS

December 31, 2022

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X	4.105%	$701,969	$701,969	65.59%	701,969

	Number of		Percentage of	Notional Amount
	Contracts	Fair Value	Net Assets	(Long Exposure)
Cryptocurrency futures contracts
United States CME Bitcoin futures contracts
CME Bitcoin futures JAN23	6	$24,979	2.33%	$496,050
CME Bitcoin futures FEB23	7	4,173	0.39	575,575
Total cryptocurrency futures contracts		$29,152	2.72%	$1,071,625

HASHDEX BITCOIN FUTURES ETF

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Nine months ended	From the commencement of operations (September 15, 2022)
	September 30, 2023	September 30, 2022	September 30, 2023	through September 30, 2022
Income
Realized and unrealized gain (loss) on trading of cryptocurrency futures contracts:
Realized (loss) gain on cryptocurrency futures contracts	$(176,608)	$(5,942)	$524,179	$(5,942)
Net change in unrealized depreciation on cryptocurrency futures contracts	(107,189)	(14,372)	(9,669)	(14,372)
Interest income	21,202	1,073	56,099	1,073
Total (Loss) Income	(262,595)	(19,241)	570,609	(19,241)

Expenses
Management fees	4,204	377	12,491	377
Professional fees	87,536	-	196,640	-
Distribution and marketing fees	1,845	-	6,586	-
Custodian fees and expenses	610	-	1,727	-
Business permits and licenses fees	1,026	550	17,187	550
General and administrative expenses	6	-	502	-
Total expenses	95,227	927	235,133	927

Expenses waived by the Sponsor	(91,023)	(550)	(222,642)	(550)

Total expenses, net	4,204	377	12,491	377

Net (loss) income	$(266,799)	$(19,618)	$558,118	$(19,618)

Net (loss) gain per share	$(5.34)	$(0.39)	$12.04	$(0.39)
Net (loss) gain per weighted average share	$(5.34)	$(0.49)	$10.57	$(0.49)
Weighted average shares outstanding	50,004	40,003	52,825	40,003

The accompanying notes are an integral part of these financial statements.

HASHDEX BITCOIN FUTURES ETF

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Nine months ended	From the commencement of operations (September 15, 2022)
	September 30, 2023	through September 30, 2022
Operations
Net income (loss)	$558,118	$(19,618)
Capital transactions
Issuance of Shares	367,689	1,250,100
Redemption of Shares	(323,940)	-
Total capital transactions	43,749	1,250,100
Net change in net assets	601,867	1,230,482

Net assets, beginning of period	$1,070,263	$-

Net assets, end of period	$1,672,130	$1,230,482

Net asset value per share at beginning of period	$21.40	$25.00

Net asset value per share at end of period	$33.44	$24.61

Creation of Shares	10,000	50,004
Redemption of Shares	10,000	-

The accompanying notes are an integral part of these financial statements.

HASHDEX BITCOIN FUTURES ETF

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended	From the commencement of operations (September 15, 2022)
	September 30, 2023	through September 30, 2022
Cash flows from operating activities:
Net income (loss)	$558,118	$(19,618)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized appreciation on cryptocurrency futures contracts	9,669	14,372
Changes in operating assets and liabilities:
Due from broker	(128,869)	(349,160)
Interest receivable	(3,212)	(1,073)
Management fee payable to Sponsor	398	377
Net cash provided by (used in) operating activities	436,104	(355,102)

Cash flows from financing activities:
Proceeds from sale of Shares	367,689	1,250,100
Redemption of Shares	(323,940)	-
Net cash provided by financing activities	43,749	1,250,100

Net change in cash and cash equivalents	479,853	894,998
Cash and cash equivalents beginning of period	701,969	-
Cash and cash equivalents end of period	$1,181,822	$894,998

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

September 30, 2023

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three and nine months ended  September 30, 2023 are not necessarily indicative of the results to be expected from the full year ended  December 31, 2023.

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

StoneX Financial Inc. (“StoneX”) and Phillip Capital Inc. (“Phillip Capital”) serve as the Fund’s clearing brokers to execute futures contracts and provide other brokerage-related services. StoneX and Phillip Capital are each registered as futures commission merchants (“FCM”) with the U.S. CFTC and are members of the NFA. The clearing brokers are registered as broker-dealers with the SEC and are each a member of FINRA. StoneX and Phillip Capital are each clearing members of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. StoneX is paid 10.00 - $25.00 per half-turn exclusive of pass through fees for the exchange, and the NFA. Additionally, if the monthly commissions paid by each Fund does not equal or exceed 16.5% return on the StoneX Capital Requirement at 9.6% of the Exchange Maintenance Margin, each Fund will pay a true up to meet that return at the end of each month. Phillip Capital is paid $35.00 - $45.00 per half-turn exclusive of pass through fees for the exchange, the NFA, execution fees and platform and exchange data fees.  A summary of these expenses is included below.

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

	Three months ended September 30, 2023	Three months ended September 30, 2022 (1)	Nine months ended September 30, 2023	Nine months ended September 30, 2022 (1)
Amount Recognized for Custody Services	$610	$-	$1,727	$-
Amount of Custody Services Waived	$610	$-	$1,727	$-

Amount Recognized for Distribution Services	$216	$-	$500	$-
Amount of Distribution Services Waived	$216	$-	$500	$-

Amount Recognized for Wilmington Trust	$26	$550	$26	$550
Amount of Wilmington Trust Waived	$26	$550	$26	$550

(1) The Fund commenced operations on September 15, 2022.

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

Brokerage Commissions

The Sponsor recognizes the expense for brokerage commissions for futures contract trades on a per-trade basis. The below table shows the amounts included on the statements of operations as total brokerage commissions paid inclusive of unrealized loss for the quarter ended  September 30, 2023.

DEFI
Three months ended September 30, 2023	$593
Three months ended September 30, 2022 (1)	$949
Nine months ended September 30, 2023	$1,970
Nine months ended September 30, 2022 (1)	$949

(1) The Fund commenced operations on September 15, 2022.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For the tax year  December 31, 2022, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. This policy has been applied to all existing tax positions upon the Fund’s initial adoption. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2023 and for the year ended December 31, 2022. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of a  September 30, 2023.

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

Cash Equivalents

Cash equivalents are highly liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short-term maturities. The Fund has these balances of its assets on deposit with banks. Assets deposited with a financial institution may, at times, exceed federally insured limits. DEFI had a balance of $1,181,822 and $701,969 in money market funds at September 30, 2023 and  December 31, 2022 respectively; these balances are included in cash equivalents on the statements of assets and liabilities.

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

Margin is the minimum amount of funds that must be deposited by a cryptocurrency interest trader with the trader’s broker to initiate and maintain an open position in futures contracts. A margin deposit acts to assure the trader’s performance of the futures contracts purchased or sold. Futures contracts are customarily bought and sold on initial margin that represents a small percentage of the aggregate purchase or sales price of the contract. Because of such low margin requirements, price fluctuations occurring in the futures markets may create profits and losses that, in relation to the amount invested, are greater than customary in other forms of investment or speculation. As discussed below, adverse price changes in the futures contract may result in margin requirements that greatly exceed the initial margin. In addition, the amount of margin required in connection with a particular futures contract is set from time to time by the exchange on which the contract is traded and may be modified from time to time by the exchange during the term of the contract. Brokerage firms, such as the Fund’s clearing brokers, carrying accounts for traders in commodity interest contracts generally require higher amounts of margin as a matter of policy to further protect themselves. Over the counter trading generally involves the extension of credit between counterparties, so the counterparties may agree to require the posting of collateral by one or both parties to address credit exposure.

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

DEFI
Three months ended September 30, 2023	$91,023
Three months ended September 30, 2022 (1)	$550
Nine months ended September 30, 2023	$222,642
Nine months ended September 30, 2022 (1)	$550

(1) The Fund commenced operations on September 15, 2022.

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

On September 30, 2023 and December 31, 2022, the reported value at the close of the market for each cryptocurrency contract fairly reflected the value of the futures and no alternative valuations were required.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of September 30, 2023 and December 31, 2022:

September 30, 2023

				Balance as of
Assets:	Level 1	Level 2	Level 3	September 30, 2023
Cash Equivalents	$1,181,822	$-	$-	$1,181,822
Cryptocurrency Futures Contracts
Bitcoin futures contracts	19,483	-	-	19,483
Total	$1,201,305	$-	$-	$1,201,305

December 31, 2022

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2022
Cash Equivalents	$701,969	$-	$-	$701,969
Bitcoin futures contracts	29,152	-	-	29,152
Total	$731,121	$-	$-	$731,121

For the three and nine months ended September 30, 2023 and year ended December 31, 2022, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the quarter ended  September 30, 2023, the Fund invested only in cryptocurrency futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk, and held by the FCMs, StoneX as of September 30, 2023.

*The amount of collateral presented in Collateral, Due from Broker, is limited to the liability for the futures contracts and accordingly does not include the excess collateral pledged.

Offsetting of Financial Assets and Derivative Assets as of September 30, 2023

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Cryptocurrency Price
Bitcoin futures contracts	$19,483	$-	$19,483	$-	$-	$19,483

Offsetting of Financial Assets and Derivative Assets as of December 31, 2022

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Cryptocurrency Price
Bitcoin futures contracts	$29,152	$-	$29,152	$-	$-	$29,152

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of cryptocurrency futures contracts categorized by primary underlying risk:

Three months ended   September 30, 2023

	Realized Loss on Cryptocurrency Futures Contracts	Net Change in Unrealized Depreciation on Cryptocurrency Futures Contracts
Cryptocurrency Price
Bitcoin futures Contracts	$(176,608)	$(107,189)

Nine months ended   September 30, 2023

	Realized Loss on Cryptocurrency Futures Contracts	Net Change in Unrealized Depreciation on Cryptocurrency Futures Contracts
Cryptocurrency Price
Bitcoin futures Contracts	$524,179	$(9,669)

From the commencement of operations ( September 15, 2022) through   September 30, 2022

	Realized Loss on Cryptocurrency Futures Contracts	Net Change in Unrealized Depreciation on Cryptocurrency Futures Contracts
Cryptocurrency Price
Bitcoin futures Contracts	$(5,942)	$(14,372)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $1.7 million and $1.8 million, respectively, for the three and nine months ended  September 30, 2023 and $1.2 million from the commencement of operations ( September 15, 2022) through September 30, 2022.

Note 6 – Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the three and nine months ended  September 30, 2023 and from the commencement of operations ( September 15, 2022) through September 30, 2022. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Nine months ended	From the commencement of operations (September 15, 2022)
	September 30, 2023	September 30, 2023	through September 30, 2022
Per Share Operation Performance
Net asset value at beginning of period	$38.78	$21.40	$25.00
Income (loss) from investment operations:
Investment income	0.42	1.06	0.03
Net realized and unrealized (loss) gain on cryptocurrency futures contracts	(5.68)	11.21	(0.41)
Total expenses, net	(0.08)	(0.23)	(0.01)
Net (decrease) increase in net asset value	(5.34)	12.04	(0.39)
Net asset value at end of period	$33.44	$33.44	$24.61
Total Return	-13.76%	56.23%	-1.57%
Ratios to Average Net Assets (Annualized)
Total expenses	21.29%	17.69%	2.31%
Total expenses, net	0.94%	0.94%	0.94%
Net investment income	3.80%	3.28%	1.74%

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

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended September 30, 2023 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than those noted below:

The total net assets of the Fund increased by $539,481, or 32%, for the period September 30, 2023 to November 7, 2023. This was driven by a 32% increase in the NAV/share.

Teucrium Commodity Trust (“Target Trust’), on behalf of its series, Hashdex Bitcoin Futures ETF (“Target Fund”), and Tidal Commodities Trust I (“Acquiring Trust”), on behalf of its series, Hashdex Bitcoin Futures ETF (“Acquiring Fund”), entered into an Agreement and Plan of Partnership Merger and Liquidation dated as of October 30, 2023 (the “Plan of Merger”). The Merger is scheduled to close on or about January 3, 2024 (the “Closing Date”).

Pursuant to the Plan of Merger, each Acquired Fund shareholder will receive one share of the Acquiring Fund for every one share of the Acquired Fund held on the Closing Date based on the net asset value per share of the Acquiring Fund being equal to the net asset value per share of the Acquired Fund determined immediately prior to the Merger closing. Further, the Acquiring Fund will acquire all the assets of the Acquired Fund and assume all the liabilities of the Acquired Fund. Upon the Merger closing, the Plan of Merger will cause all of the Acquired Fund’s shares to be cancelled and the Acquired Fund to be liquidated.

The Merger will not materially modify the rights of Acquired Fund shareholders with respect to their investment. The Acquiring Fund has the same investment objective, investment strategies and investment restrictions, and substantially identical investment risks, as the Acquired Fund. Following the Merger, the Acquiring Fund will be sponsored by Toroso Investments LLC (“Toroso”) and the Acquiring Fund will be managed by portfolio managers employed by Toroso. Toroso is not affiliated with the current sponsor of the Target Trust, Teucrium Trading LLC (“Teucrium”). The Acquiring Fund will pay the same management fee rate to Toroso, under the same terms, as currently paid by the Acquired Fund to Teucrium. The management fee for the Acquiring Fund is 0.94% per annum of the fund’s average daily net assets. The Acquired Fund and Acquiring Fund have many of the same service providers.

In connection with the Merger, the Acquiring Trust filed a Registration Statement on Form S-4 and Pre-Effective Amendment No. 1 to a Registration Statement on Form S-1 with the U.S. Securities and Exchange Commission, on October 31, 2023 and November 2, 2023, respectively.

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

Each Benchmark is rebalanced periodically to ensure that each of the Benchmark Component Futures Contracts is weighted in the same proportion as in the investment objective for each Fund. The following tables reflect the September 30, 2023, Benchmark Component Futures Contracts weights for each of the Funds, the contract held is identified by the generally accepted nomenclature of contract month and year, which may differ from the month in which the contract expires:

CORN Benchmark Component Futures Contracts	Notional Value	Weight (%)
CBOT Corn Futures (1,286 contracts, MAR24)	$31,619,525	35%
CBOT Corn Futures (1,084 contracts, MAY24)	27,127,100	30
CBOT Corn Futures (1,248 contracts, DEC24)	31,652,400	35

Total at September 30, 2023	$90,399,025	100%

SOYB Benchmark Component Futures Contracts	Notional Value	Weight (%)

CBOT Soybean Futures (167 contracts, JAN24)	$10,809,075	35%
CBOT Soybean Futures (142 contracts, JAN24)	9,302,775	30
CBOT Soybean Futures (176 contracts, NOV24)	11,088,000	35

Total at September 30, 2023	$31,199,850	100%

CANE Benchmark Component Futures Contracts	Notional Value	Weight (%)

ICE Sugar Futures (301 contracts, MAY24)	$8,515,651	35%
ICE Sugar Futures (268 contracts, JUL24)	7,293,888	30
ICE Sugar Futures (321 contracts, MAR25)	8,552,981	35

Total at September 30, 2023	$24,362,520	100%

WEAT Benchmark Component Futures Contracts	Notional Value	Weight (%)

CBOT Wheat Futures (2,329 contracts, MAR24)	$66,784,075	34%
CBOT Wheat Futures (1,943 contracts, MAY24)	57,799,963	30
CBOT Wheat Futures (2,140 contracts, DEC24)	69,309,250	36

Total at September 30, 2023	$193,873,288	100%

TAGS Benchmark Component Futures Contracts	Fair Value	Weight (%)
Shares of Teucrium Corn Fund (257,033 shares)	$5,670,302	26%
Shares of Teucrium Soybean Fund (203,005 shares)	5,503,425	25
Shares of Teucrium Wheat Fund (955,742 shares)	5,322,814	24
Shares of Teucrium Sugar Fund (371,271 shares)	5,479,366	25

Total at September 30, 2023	$21,975,907	100%

DEFI Benchmark Component Futures Contracts	Notional Value	Weight (%)
CME Bitcoin Futures (6 contracts, OCT23)	$813,000	50%
CME Bitcoin Futures (6 contracts, NOV23)	818,250	50

Total at September 30, 2023	$1,631,250	100%

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

The Funds seek to earn interest and other income (“interest income”) from cash equivalents that it purchases and, on the cash it holds through the Custodian or other financial institutions. The Sponsor anticipates that the interest income will increase the NAV of each Fund. The Funds apply the interest income to the acquisition of additional investments or use it to pay its expenses. If the Fund reinvests the earned interest income, it makes investments that are consistent with its investment objectives as disclosed. Any cash equivalent invested by a Fund will have original maturity dates of three and nine months or less at inception. Any cash equivalent invested by a Fund will be deemed by the Sponsor to be of investment grade quality. As of September 30, 2023, available cash balances in each of the Funds were invested in the First American Government Obligations Fund – Class X, Goldman Sachs Financial Square Government Fund, in demand deposits at Capital One, and in commercial paper with maturities of ninety days or less. Additionally, the CORN, SOYB, CANE, WEAT and DEFI Funds may invest a portion of the amount of funds required to be deposited with the FCM as initial margin in U.S. Treasury obligations with time to maturity of 90 days or less. The obligations are purchased and held in the respective Fund accounts through the FCM.

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

Effective July 2, 2023, ConvexityShares LLC ("ConvexityShares") resigned from its position as sponsor of the ConvexityShares Trust (the “ConvexityShares Trust”) and Teucrium Trading, LLC was appointed concurrently as the new sponsor of the  ConvexityShares Trust. The ConvexityShares Trust filed a current report on Form 8-K on July 3, 2023, describing the transactions pursuant to which Teucrium Trading, LLC, replaced ConvexityShares as sponsor of the ConvexityShares Trust.  The Form 8-K  can be found here: https://www.sec.gov/ix?doc=/Archives/edgar/data/1817218/000121390023053886/ea181271-8k_convexity.htm.

Additionally, Teucrium Trading LLC, as the sponsor of ConvexityShares Trust, announced in a press release dated November 1, 2023 that it will close the ConvexityShares Daily 1.5 SPIKES Futures ETF and ConvexityShares 1x SPIKES Futures ETF (together, the “ConvexityShares Funds”).  Teucrium Trading, LLC, determined that the closure of the ConvexityShares Funds is advisable because of a recent announcement by the Minneapolis Grain Exchange, LLC (“MGEX”) that the SPIKES™ Volatility Index Futures (“SPIKES Futures”) in which the ConvexityShares Funds invest will cease trading at close of trading (4:00pm CT) on Friday, December 29, 2023. Therefore, MGEX has filed to suspend trading and clearing of certain previously listed SPIKES Futures contracts that expire in or after January 2024.  Further detail may be obtained by accessing the Form 8-K filed by the Teucrium Commodities Trust on November 1, 2023, available here: https://www.sec.gov/ix?doc=/Archives/edgar/data/1817218/000121390023081930/ea187567-8k_convexity.htm.

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

Performance Summary

This report covers the periods from January 1 to September 30, 2023 for CORN, SOYB, CANE, WEAT, TAGS and DEFI. Total expenses are presented both gross and net of any expenses waived or paid by the Sponsor that would have been incurred by the Funds (“expenses waived by the Sponsor”).

CORN Per Share Operation Performance
Net asset value at beginning of period	$26.90
Income from investment operations:
Investment income	0.88
Net realized and unrealized loss on commodity futures contracts	(5.26)
Total expenses	(0.46)
Net decrease in net asset value	(4.84)
Net asset value end of period	$22.06
Total Return	-17.98%
Ratios to Average Net Assets (Annualized)
Total expenses	2.51%
Total expenses, net	2.51%
Net investment income (loss)	2.32%

SOYB Per Share Operation Performance
Net asset value at beginning of period	$28.50
Income from investment operations:
Investment income	1.00
Net realized and unrealized loss on commodity futures contracts	(1.76)
Total expenses, net	(0.63)
Net decrease in net asset value	(1.39)
Net asset value at end of period	$27.11
Total Return	-4.89%
Ratios to Average Net Assets (Annualized)
Total expenses	3.05%
Total expenses, net	3.05%
Net investment income (loss)	1.81%

CANE Per Share Operation Performance
Net asset value at beginning of period	$9.51
Income (loss) from investment operations:
Investment income	0.45
Net realized and unrealized gain on commodity futures contracts	5.07
Total expenses, net	(0.28)
Net increase in net asset value	5.24
Net asset value at end of period	$14.76
Total Return	55.11%
Ratios to Average Net Assets (Annualized)
Total expenses	3.04%
Total expenses, net	3.04%
Net investment income (loss)	1.86%

WEAT Per Share Operation Performance
Net asset value at beginning of period	$7.99
Income (loss) from investment operations:
Investment income	0.23
Net realized and unrealized loss on commodity futures contracts	(2.52)
Total expenses, net	(0.13)
Net decrease in net asset value	(2.42)
Net asset value at end of period	$5.57
Total Return	-30.25%
Ratios to Average Net Assets (Annualized)
Total expenses	2.67%
Total expenses, net	2.67%
Net investment income (loss)	2.13%

TAGS Per Share Operation Performance
Net asset value at beginning of period	$31.35
Income from investment operations:
Net realized and unrealized loss on investment transactions	(1.00)
Total expenses	(0.02)
Net decrease in net asset value	(1.02)
Net asset value at end of period	30.33
Total Return	-3.25%
Ratios to Average Net Assets (Annualized)
Total expenses	1.67%
Total expenses, net	0.09%
Net investment loss	-0.09%

DEFI Per Share Operation Performance
Net asset value at beginning of period	$21.40
Income from investment operations:
Investment income	1.06
Net realized and unrealized gain on cryptocurrency futures contracts	11.21
Total expenses	(0.23)
Net increase in net asset value	12.04
Net asset value at end of period	$33.44
Total Return	56.23%
Ratios to Average Net Assets (Annualized)
Total expenses	17.69%
Total expenses, net	0.94%
Net investment income	3.28%

Past performance of a Fund is not necessarily indicative of future performance.

Results of Operations

The following includes a section for each Fund of the Trust.

The discussion below addresses the material changes in the results of operations for the three and nine months ended September 30, 2023 compared to the same period in 2022. The following includes a section for each Fund of the Trust for the periods in which each Fund was in operation. CORN, SOYB, WEAT, CANE and TAGS each operated for the entirety of all periods. For DEFI, the commencement of operations was September 15, 2022 and will not have a comparative third quarter in 2022.

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

On September 30, 2023, the Corn Fund held a total of 3,618 CBOT Corn Futures contracts with a notional value of $90,399,025. The contracts had a liability fair value of $2,120,882. The weighting of the notional value of the contracts is as follows: (1) 35% to the MAR24 contracts, the second to expire CBOT Corn Futures Contract, (2) 30% to MAY24 CBOT contracts, the third to expire CBOT Corn Futures Contract, and (3) 35% to DEC24 CBOT contracts, the CBOT Corn Futures Contract expiring in the December following the expiration month of the third to expire contract.

	Quarter Ending	Quarter Ending	Quarter Ending
	September 30, 2023	September 30, 2022	June 30, 2023
Total Net Assets	$90,448,376	$214,972,436	$92,776,876
Shares Outstanding	4,100,004	7,950,004	4,175,004
Net Asset Value per share	$22.06	$27.04	$22.22
Closing Price	$22.02	$27.04	$22.19

Total net assets for the Fund decreased year over year by 58%, driven by a combination of a decrease in total shares outstanding of 3,850,000 shares or 48% and a decrease in the NAV per share of ($4.98) or 18%. The net assets for the Fund decreased by 3% when comparing September 30, 2023, to June 30, 2023. The change in total net assets year over year, in the opinion of management, was generally due to a combination of the depreciation of commodity prices and investor out-flows which was driven by the war in Ukraine, supply disruptions and rising crop input costs.

For the Three Months Ended September 30, 2023, compared to the Three Months Ended September 30, 2022

	Three Months Ended	Three Months Ended
	September 30, 2023	September 30, 2022
Average daily total net assets	$97,865,799	$208,642,546
Net realized and unrealized (loss) gain on futures contracts	$(1,711,635)	$13,511,991
Interest income earned on cash equivalents	$1,291,003	$1,087,852
Annualized interest yield based on average daily total net assets	1.32%	0.52%
Net (Loss) Income	$(1,116,390)	$13,656,545
Weighted average share outstanding	4,325,276	8,188,863
Management Fees	$246,675	$525,893
Total gross fees and other expenses excluding management fees	$449,083	$417,405
Brokerage Commissions	$23,697	$54,746
Total gross expense ratio	2.82%	1.79%
Total expense ratio net of expenses waived by the Sponsor	2.82%	1.79%
Net investment gain	2.41%	0.27%
Creation of Shares	550,000	950,000
Redemption of Shares	525,000	2,525,000

For the Nine Months Ended September 30, 2023, compared to the Nine Months Ended September 30, 2022

	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022
Average daily total net assets	$111,120,328	$217,755,962
Net realized and unrealized (loss) gain on futures contracts	$(25,219,303)	$24,980,348
Interest income earned on cash equivalents	$4,013,603	$1,706,156
Annualized interest yield based on average daily total net assets	3.61%	0.78%
Net (Loss) Income	$(23,294,832)	$23,935,440
Weighted average share outstanding	4,571,341	8,240,663
Management Fees	$831,119	$1,628,695
Total gross fees and other expenses excluding management fees	$1,258,013	$1,468,224
Brokerage Commissions	$54,865	$118,321
Expenses waived by the Sponsor	$-	$345,855
Total gross expense ratio	2.51%	1.90%
Total expense ratio net of expenses waived by the Sponsor	2.51%	1.69%
Net investment gain (loss)	2.32%	(0.64)%
Creation of Shares	800,000	7,500,000
Redemption of Shares	2,375,000	5,150,000

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

The increase in interest and other income year over year was due to an increase in Federal Fund Rates. As a result, the amount of interest income earned was higher in the three and nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022. The Fund seeks to earn interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper. These interest rate levels may be lower or higher than the projected interest rates stated in the prospectuses and thus will impact your breakeven point.

The increase/decrease in management fee paid to the Sponsor is a result of higher/lower average net assets. As a result of the decline in the amount of assets of the Fund, the amount of management fees was lower in the three and nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

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

The increase/decrease in total gross fees and other expenses excluding management fees for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022 was generally due to the allocation of expenses and total net assets relative to the other Funds. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The increase/decrease in total brokerage commissions for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022, was primarily due to an increase/decrease in contracts purchased, liquidated, and rolled.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to September 30, 2023 and serves to illustrate the relative changes of these components.

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

On September 30, 2023, the Fund held a total of 485 CBOT soybean futures contracts with a notional value of $31,199,850. The contracts had an asset fair value of $134,775 and a liability fair value of $510,168. The weighting of the notional value of the contracts is as follows: (1) 35% to JAN24 CBOT contracts, (2) 30% to MAR24 CBOT contracts, and (3) 35% to NOV24 CBOT contracts.

	Quarter Ending	Quarter Ending	Quarter Ending
	September 30, 2023	September 30, 2022	June 30, 2023
Total Net Assets	$31,176,395	$67,243,978	$36,894,584
Shares Outstanding	1,150,004	2,757,004	1,350,004
Net Asset Value per share	$27.11	$26.11	$27.33
Closing Price	$27.07	$26.11	$27.32

Total net assets for the Fund decreased year over year by -54%, driven by a combination of a decrease in total shares outstanding of 1,425,000 shares or -55% and by an increase in the NAV per share of $1.00 or 4%. The net assets for the Fund decreased by 15% when comparing September 30, 2023, to June 30, 2023. The change in total net assets year over year, in the opinion of management, was generally due to a combination of a depreciation of commodity prices and investor out-flows which was driven by the war in Ukraine, supply disruptions and rising crop input costs.

For the Three Months Ended September 30, 2023, compared to the Three Months Ended September 30, 2022

	Three Months Ended	Three Months Ended
	September 30, 2023	September 30, 2022
Average daily total net assets	$36,382,730	$69,925,211
Net realized and unrealized loss on futures contracts	$(196,495)	$(2,877,782)
Interest income earned on cash and cash equivalents	$481,521	$365,454
Annualized interest yield based on average daily total net assets	1.32%	0.52%
Net Loss	$(42,697)	$(2,816,428)
Weighted average share outstanding	1,296,471	2,646,471
Management Fees	$91,704	$176,250
Total gross fees and other expenses excluding management fees	$236,019	$127,850
Brokerage Commissions	$2,220	$6,432
Total gross expense ratio	3.57%	1.73%
Total expense ratio net of expenses waived by the Sponsor	3.57%	1.73%
Net investment gain	1.68%	0.34%
Creation of Shares	100,000	600,000
Redemption of Shares	300,000	800,000

For the Nine Months Ended September 30, 2023, compared to the Nine Months Ended September 30, 2022

	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022
Average daily total net assets	$39,188,556	$68,710,342
Net realized and unrealized (loss) gain on futures contracts	$(2,624,949)	$4,906,805
Interest income earned on cash and cash equivalents	$1,426,307	$549,818
Annualized interest yield based on average daily total net assets	3.64%	0.80%
Net (Loss) Income	$(2,092,763)	$4,557,808
Weighted average share outstanding	1,429,674	2,553,850
Management Fees	$293,109	$513,916
Total gross fees and other expenses excluding management fees	$601,012	$474,461
Brokerage Commissions	$10,999	$21,638
Expenses waived by the Sponsor	$-	$89,562
Total gross expense ratio	3.05%	1.92%
Total expense ratio net of expenses waived by the Sponsor	3.05%	1.75%
Net investment gain (loss)	1.81%	(0.68)%
Creation of Shares	350,000	1,950,000
Redemption of Shares	1,250,000	1,350,000

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

The increase in interest and other income year over year was due to an increase in Federal Fund Rates. As a result, the amount of interest income earned as a percentage of average daily total net assets was higher in the three and nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022. The Fund seeks to earn interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper. These interest rate levels may be lower or higher than the projected interest rates stated in the prospectuses and thus will impact your breakeven point.

The increase/decrease in management fee paid to the Sponsor is a result of lower/higher average net assets. As a result of the decline in the amount of assets of the Fund, the amount of management fees was lower in the three and nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

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

The increase in total gross fees and other expenses excluding management fees for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022 was generally due to the average net assets relative to the other Funds. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The increase/decrease in total brokerage commissions for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022, was primarily due to an increase/decrease in contracts purchased, liquidated, and rolled.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to September 30, 2023 and serves to illustrate the relative changes of these components.

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
9/30/2023

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

On September 30, 2023, the Fund held a total of 890 ICE sugar futures contracts with a notional value of $24,362,520. The contracts had an asset fair value of $1,866,449 and a liability fair value of $107,186. The weighting of the notional value of the contracts is as follows: (1) 35% to the MAY24 ICE No 11 contracts, (2) 30% to the JUL24 ICE No 11 contracts, and (3) 35% to the MAR25 ICE No 11 contracts.

	Quarter Ending	Quarter Ending	Quarter Ending
	September 30, 2023	September 30, 2022	June 30, 2023
Total Net Assets	$24,351,498	$25,534,967	$23,179,570
Shares Outstanding	1,650,004	2,925,004	1,825,004
Net Asset Value per share	$14.76	$8.73	$12.70
Closing Price	$14.78	$8.68	$12.76

Total net assets for the Fund decreased year over year by 5%, driven by a combination of a decrease in total shares outstanding of 1,275,000 or -44% and an increase in the NAV per share of $6.03 or 69%. The net assets for the Fund increased by 5% when comparing September 30, 2023, to June 30, 2023. This change was, in the opinion of management, due to the stabilization of prices worldwide, strong demand and with modestly higher production which accelerated investor interest.

For the Three Months Ended September 30, 2023, compared to the Three Months Ended September 30, 2022

	Three Months Ended	Three Months Ended
	September 30, 2023	September 30, 2022
Average daily total net assets	$23,006,747	$28,395,088
Net realized and unrealized gain (loss) on futures contracts	$3,205,782	$(1,962,758)
Interest income earned on cash and cash equivalents	$304,744	$149,944
Annualized interest yield based on average daily total net assets	1.32%	0.53%
Net Income (Loss)	$3,311,140	$(1,942,684)
Weighted average share outstanding	1,672,558	3,159,243
Management Fees	$57,990	$71,572
Total gross fees and other expenses excluding management fees	$141,396	$58,298
Brokerage Commissions	$3,707	$5,436
Total gross expense ratio	3.44%	1.81%
Total expense ratio net of expenses waived by the Sponsor	3.44%	1.81%
Net investment gain (loss)	1.82%	0.28%
Creation of Shares	325,000	75,000
Redemption of Shares	500,000	625,000

For the Nine Months Ended September 30, 2023, compared to the Nine Months Ended September 30, 2022

	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022
Average daily total net assets	$27,491,693	$28,612,071
Net realized and unrealized gain (loss) on futures contracts	$11,951,716	$(2,758,277)
Interest income earned on cash and cash equivalents	$1,007,430	$222,434
Annualized interest yield based on average daily total net assets	3.66%	0.78%
Net Income (Loss)	$12,333,619	$(2,910,520)
Weighted average share outstanding	2,241,121	3,077,751
Management Fees	$205,623	$214,003
Total gross fees and other expenses excluding management fees	$419,904	$238,911
Brokerage Commissions	$19,661	$31,972
Expenses waived by the Sponsor	$-	$78,237
Total gross expense ratio	3.04%	2.12%
Total expense ratio net of expenses waived by the Sponsor	3.04%	1.75%
Net investment gain (loss)	1.86%	(0.71)%
Creation of Shares	1,525,000	2,675,000
Redemption of Shares	2,425,000	2,225,000

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

The increase in interest and other income year over year was due to an increase in Federal Fund Rates. As a result, the amount of interest income earned as a percentage of average daily total net assets was higher in the three and nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022. The Fund seeks to earn interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper. These interest rate levels may be lower or higher than the projected interest rates stated in the prospectuses and thus will impact your breakeven point.

The increase/decrease in management fee paid to the Sponsor is a result of lower/higher average net assets. As a result of the decline in the amount of assets of the Fund, the amount of management fees was lower in the three and nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

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

The increase in total gross fees and other expenses excluding management fees for the three and nine months ended September 30, 2023, respectively, compared to the three and nine months ended September 30, 2022 was generally due to the increase in average net assets in the three and nine month periods, respectively. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The increase/decrease in total brokerage commissions for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022, was primarily due to an increase/decrease in contracts purchased, liquidated, and rolled.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to September 30, 2023 and serves to illustrate the relative changes of these components.

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
9/30/2023

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

On September 30, 2023, the Fund held a total of 6,412 CBOT wheat futures contracts with a notional value of $193,873,288. The contracts had an asset fair value of $23,185,502. The weighting of the notional value contracts is as follows: (1) 34% to MAR24 CBOT contracts, (2) 30% to MAY24 CBOT contracts, and (3) 36% to DEC24 CBOT contracts.

	Quarter Ending	Quarter Ending	Quarter Ending
	September 30, 2023	September 30, 2022	June 30, 2023
Total Net Assets	$193,949,700	$377,988,971	$164,450,547
Shares Outstanding	34,825,004	41,250,004	25,450,004
Net Asset Value per share	$5.57	$9.16	$6.46
Closing Price	$5.57	$9.15	$6.44

Total net assets for the Fund decreased year over year by 49%, driven by a combination of a decrease in total shares outstanding of 6,425,000 or 16% and a decrease in the NAV per share of ($3.59) or 39%. The net assets for the Fund increased by 18% when comparing September 30, 2023 to June 30, 2023. The change in total net assets year over year, in the opinion of management, was generally due to a combination of the depreciation of commodity prices and investor out-flows which was driven by the war in Ukraine, supply disruptions and rising crop input costs.

For the Three Months Ended September 30, 2023, compared to the Three Months Ended September 30, 2022

	Three Months Ended	Three Months Ended
	September 30, 2023	September 30, 2022
Average daily total net assets	$194,186,405	$354,167,506
Net realized and unrealized (loss) gain on futures contracts	$(32,117,209)	$312,397
Interest income earned on cash and cash equivalents	$2,538,278	$1,807,040
Annualized interest yield based on average daily total net assets	1.31%	0.51%
Net (Loss) Income	$(30,892,784)	$319,191
Weighted average share outstanding	30,905,167	41,945,384
Management Fees	$489,455	$892,696
Total gross fees and other expenses excluding management fees	$824,398	$907,550
Brokerage Commissions	$40,896	$75,136
Total gross expense ratio	2.68%	2.02%
Total expense ratio net of expenses waived by the Sponsor	2.68%	2.02%
Net investment gain (loss)	2.50%	0.01%
Creation of Shares	10,225,000	4,575,000
Redemption of Shares	850,000	13,200,000

For the Nine Months Ended September 30, 2023, compared to the Nine Months Ended September 30, 2022

	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022
Average daily total net assets	$185,503,552	$369,580,476
Net realized and unrealized loss on futures contracts	$(72,736,726)	$(57,328,622)
Interest income earned on cash and cash equivalents	$6,660,873	$2,931,373
Annualized interest yield based on average daily total net assets	3.59%	0.79%
Net Loss	$(69,779,924)	$(59,064,706)
Weighted average share outstanding	27,538,649	38,111,726
Management Fees	$1,387,465	$2,764,259
Total gross fees and other expenses excluding management fees	$2,316,606	$2,328,362
Brokerage Commissions	$85,354	$354,679
Expenses waived by the Sponsor	$-	$425,164
Total gross expense ratio	2.67%	1.84%
Total expense ratio net of expenses waived by the Sponsor	2.67%	1.69%
Net investment gain (loss)	2.13%	(0.63)%
Creation of Shares	14,200,000	84,050,000
Redemption of Shares	8,050,000	53,050,000

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

The increase in interest and other income year over year was due to an increase in Federal Fund Rates. As a result, the amount of interest income earned as a percentage of average daily total net assets was higher in the three and nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022. The Fund seeks to earn interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper. These interest rate levels may be lower or higher than the projected interest rates stated in the prospectuses and thus will impact your breakeven point.

The increase/decrease in management fee paid to the Sponsor is a result of lower/higher average net assets. As a result of the decline in the amount of assets of the Fund, the amount of management fees was lower in the three and nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

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

The decrease in total gross fees and other expenses excluding management fees for the three and nine months ended September 30, 2023, respectively, compared to the three and nine months ended September 30, 2022 was generally due to a decrease in average net assets relative to the other Funds. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The increase/decrease in total brokerage commissions for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022, was primarily due to an increase/decrease in contracts purchased, liquidated, and rolled.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to September 30, 2023 and serves to illustrate the relative changes of these components.

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

On September 30, 2023, the Fund held: 1) 257,033 shares of CORN with a fair value of $5,670,302; 2) 955,742 shares of WEAT with a fair value of $5,322,814; 3) 203,005 shares of SOYB with a fair value of $5,503,425; and 4) 371,271 shares of CANE with a fair value of $5,479,366. The weighting on September 30, 2023 was 26% to CORN, 24% to WEAT, 25% to SOYB and 25% to CANE.

	Quarter Ending	Quarter Ending	Quarter Ending
	September 30, 2023	September 30, 2022	June 30, 2023
Total Net Assets	$21,986,775	$46,219,717	$23,886,716
Shares Outstanding	725,002	1,487,502	787,502
Net Asset Value per share	$30.33	$31.07	$30.33
Closing Price	$30.33	$31.09	$30.30

Total net assets for the Fund decreased year over year by 52%, driven by a decrease in shares outstanding of 762,500 shares or 51%. The net assets for the Fund decreased by 8% when comparing September 30, 2023 to June 30, 2023. The change in total net assets year over year, in the opinion of management, was generally due to a combination of depreciation of commodity prices and investor out-flows which was driven by the war in Ukraine, supply disruptions and rising crop input costs.

For the Three Months Ended September 30, 2023, compared to the Three Months Ended September 30, 2022

	Three Months Ended	Three Months Ended
	September 30, 2023	September 30, 2022
Average daily total net assets	$23,042,727	$46,480,463
Net realized and unrealized gain on securities	$32,532	$7,231
Interest income earned on cash equivalents	$149	$302
Annualized interest yield based on average daily total net assets	0.00%	0.00%
Net (Loss) Income	$27,455	$(7,697)
Weighted average share outstanding	739,540	1,537,230
Total gross fees and other expenses	$82,708	$77,289
Expenses waived by the Sponsor	$(77,482)	$(62,059)
Total gross expense ratio	1.42%	0.66%
Total expense ratio net of expenses waived by the Sponsor	0.09%	0.13%
Net investment loss	(0.09)%	(0.13)%
Creation of Shares	-	75,000
Redemption of Shares	62,500	112,500

For the Nine Months Ended September 30, 2023, compared to the Nine Months Ended September 30, 2022

	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022
Average daily total net assets	$30,113,865	$35,475,983
Net realized and unrealized gain on securities	$(828,651)	$(1,296,832)
Interest income earned on cash equivalents	$421	$352
Annualized interest yield based on average daily total net assets	0.00%	0.00%
Net (Loss) Income	$(848,500)	$(1,333,145)
Weighted average share outstanding	972,896	1,120,973
Total gross fees and other expenses	$376,001	$212,887
Expenses waived by the Sponsor	$(355,731)	$(176,222)
Total gross expense ratio	1.67%	0.80%
Total expense ratio net of expenses waived by the Sponsor	0.09%	0.14%
Net investment loss	(0.09)%	(0.14)%
Creation of Shares	-	1,362,500
Redemption of Shares	537,500	400,000

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

The increase in total gross fees and other expenses for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022 was generally due to the increase in average net assets and the net assets relative to the other Funds. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to September 30, 2023 and serves to illustrate the relative changes of these components.

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

On September 30, 2023, the Fund held a total of 12 CME bitcoin futures contracts with a notional value of 1,631,250. The contracts had an asset fair value of $19,483. The weighting of the notional value contracts is as follows: (1) 50% to OCT23 CME Bitcoin Futures contracts, (2) 50% to NOV23 CME Bitcoin Futures contracts.

		From the commencement
	Quarter Ending	of operations (September 15, 2022)	Quarter Ending
	September 30, 2023	through September 30, 2022	June 30, 2023
Total Net Assets	$1,672,130	$1,230,482	$1,938,929
Shares Outstanding	50,004	50,004	50,004
Net Asset Value per share	$33.44	$24.61	$38.78
Closing Price	$33.49	$24.68	$38.85

For the three months ended September 30, 2023 compared to the commencement of operations (September 15, 2022) through September 30, 2022

	Quarter Ending	From the commencement of operations (September 15, 2022)
	September 30, 2023	through September 30, 2022
Average daily total net assets	$1,774,450	$975,029
Net realized and unrealized loss on futures contracts	$(283,797)	$(20,314)
Interest income earned on cash equivalents	$21,202	$1,073
Annualized interest yield based on average daily total net assets	1.19%	0.11%
Net Loss	$(266,799)	$(19,618)
Weighted average share outstanding	50,004	40,003
Management Fees	$4,204	$377
Total gross fees and other expenses excluding management fees	$91,023	$550
Brokerage Commissions	$593	$949
Expenses waived by the Sponsor	$(91,023)	$(550)
Total gross expense ratio	21.29%	2.31%
Total expense ratio net of expenses waived by the Sponsor	0.94%	0.94%
Net investment gain	3.80%	1.74%
Creation of Shares	-	50,004
Redemption of Shares	-	-

For the nine months ended September 30, 2023 compared to the commencement of operations (September 15, 2022) through September 30, 2022

	Nine Months Ending	From the commencement of operations (September 15, 2022)
	September 30, 2023	through September 30, 2022
Average daily total net assets	$1,776,779	$975,029
Net realized and unrealized gain (loss) on futures contracts	$514,510	$(20,314)
Interest income earned on cash equivalents	$56,099	$1,073
Annualized interest yield based on average daily total net assets	3.16%	0.11%
Net Income (Loss)	$558,118	$(19,618)
Weighted average share outstanding	52,825	40,003
Management Fees	$12,491	$377
Total gross fees and other expenses excluding management fees	$222,642	$550
Brokerage Commissions	$1,970	$949
Expenses waived by the Sponsor	$(222,642)	$(550)
Total gross expense ratio	17.69%	2.31%
Total expense ratio net of expenses waived by the Sponsor	0.94%	0.94%
Net investment gain	3.28%	1.74%
Creation of Shares	10,000	50,004
Redemption of Shares	10,000	-

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

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to September 30, 2023 and serves to illustrate the relative changes of these components.

DEFI AUM Analysis
DEFI Shares Outstanding
DEFI AUM
DEFI NAV Per Share
Shares Outstanding (Thousands)
AUM (Million $) & NAV ($ per share)
120
100
80
60
40
20
0
45.000
40.000
35.000
30.000
25.000
20.000
15.000
10.000
5.000
0.000
6/30/2022
7/31/2022
8/31/2022
9/30/2022
10/31/2022
11/30/2022
12/31/2022
1/31/2023
2/28/2023
3/31/2023
4/30/2023
5/31/2023
6/30/2023
7/31/2023
8/31/2023
9/30/2023

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

Market Outlook

The Corn Market

Corn is currently the most widely produced livestock feed grain in the United States. The two largest demands of the United States’ corn crop are used in livestock feed and ethanol production. Corn is also processed into food and industrial products, including starch, sweeteners, corn oil, beverages, and industrial alcohol. The United States Department of Agriculture (“USDA”) publishes weekly, monthly, quarterly, and annual updates for U.S. domestic and worldwide corn production and consumption, and for other grains such as soybeans and wheat which can be used in some cases as a substitute for corn. These reports are available on the USDA’s website, www.usda.gov, at no charge. The outlook provided below is from the October 12, 2023 USDA report.

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

The United States is the world’s leading producer and exporter of corn. For the Crop Year 2023-24, the United States Department of Agriculture (“USDA”) estimates that the U.S. will produce approximately 32% of all the corn globally, of which about 13% will be exported. For 2023-2024, based on the October 12, 2023, USDA reports, global consumption of 1,200 Million Metric Tons (MMT) is expected to be slightly lower than global production of 1,214 MMT. If the global demand for corn is not equal to global supply, this may have an impact on the price of corn. Besides the United States, other principal world corn exporters include Argentina, Brazil, Russia, South Africa, and Ukraine. Major import nations include Mexico, Japan, the European Union (EU), South Korea, Egypt, and parts of Southeast Asia. China’s production at 280 MMT is approximately 9% less than its domestic usage.

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

The price per bushel of corn in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to August 2023.

On October 12, 2023, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2023-24. The exhibit below provides a summary of historical and current information for United States corn production.

U.S. Corn Supply/Demand Balance
Marketing Year September - August
Million Bushels
											Oct 12 Est.	22-23 to	Oct 12 Est.	23-24 to
											USDA	21-22	USDA	22-23
Crop Year	12-13	13-14	14-15	15-16	16-17	17-18	18-19	19-20	20-21	21-22	22-23	% Change	23-24	% Change
Planted Acres	97.3	95.4	90.6	88.0	94.0	90.2	88.9	89.7	90.7	93.3	88.6	-5%	94.9	7%
Harvested Acres	87.4	87.5	83.1	80.8	86.7	82.7	81.3	81.3	82.3	85.3	79.1	-7%	87.1	10%
Difference	9.9	7.9	7.5	7.2	7.3	7.5	7.6	8.4	8.4	8.0	9.5	19%	7.8	-18%
Yield	123.1	158.1	171.0	168.4	174.6	176.6	176.4	167.5	171.4	176.7	173.4	-2%	173.0	0%

Beginning Stocks	989	821	1,232	1,731	1,737	2,293	2,140	2,221	1,919	1,235	1,377	11%	1,361	-1%
Production	10,755	13,829	14,216	13,602	15,148	14,609	14,340	13,620	14,111	15,074	13,715	-9%	15,064	10%
Imports	160	36	32	68	57	36	28	42	24	24	39	63%	25	-36%
Total Supply	11,904	14,686	15,479	15,401	16,942	16,939	16,509	15,883	16,055	16,333	15,130	-7%	16,451	9%

Feed	4,315	5,040	5,280	5,114	5,470	5,304	5,429	5,900	5,607	5,726	5,549	-3%	5,600	1%
Food/Seed/Industrial	6,038	6,493	6,601	6,648	6,885	7,057	6,793	6,286	6,467	6,757	6,559	-3%	6,715	2%
Ethanol for Fuel(incld above)	4,641	5,124	5,200	5,224	5,432	5,605	5,378	4,857	5,028	5,320	5,177	-3%	5,300	2%
Exports	730	1,920	1,867	1,901	2,294	2,438	2,066	1,777	2,747	2,472	1,661	-33%	2,025	22%
Total Usage	11,083	13,454	13,748	13,664	14,650	14,798	14,288	13,963	14,821	14,956	13,769	-8%	14,340	4%

Ending Stocks (Inventory)	821	1,232	1,731	1,737	2,293	2,140	2,221	1,919	1,235	1,377	1,361	-1%	2,111	55%

Stocks/Use Ratio	7%	9%	13%	13%	16%	14%	16%	14%	8%	9%	10%	7%	15%	49%
farm Price ($/bushel)	$ 6.89	$ 4.46	$ 3.70	$ 3.61	$ 3.36	$3.36	$3.61	$3.56	$4.53	$6.00	$6.54		$4.95

Calculations:
Demand per day (incld expt)¹	30.4	36.9	37.7	37.4	40.1	40.5	39.1	38.3	40.6	41.0	37.7	-8%	39.3	4%
Carry-out days supply	27.0	33.4	46.0	46.4	57.1	52.8	56.7	50.2	30.4	33.6	36.1	7%	53.7	49%
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

The Soybean Market

Global soybean production is concentrated in the U.S., Brazil, Argentina, and China. The United States Department of Agriculture (“USDA”) has estimated that, for the Crop Year 2023-24, the United States will produce approximately 112 MMT of soybeans or approximately 28% of estimated world production, with Brazil production at 163 MMT. Argentina is projected to produce about 48 MMT. For 2023-24, based on the October 12, 2023 USDA report, global consumption of 383 MMT is estimated slightly lower than global production of 400 MMT. If the global demand for soybeans is not equal to global supply, this may have an impact on the price of soybeans. Global soybean consumption may fluctuate year over year due to any number of reasons which may include, but is not limited to, economic conditions, global health concerns, and international trade policy. Soybeans are a staple commodity used pervasively across the globe so that any contractions in consumption may only be temporary as has historically been the case. The USDA publishes weekly, monthly, quarterly, and annual updates for U.S. domestic and worldwide soybean production and consumption. These reports are available on the USDA’s website, www.usda.gov, at no charge. The outlook provided below is from the October 12, 2023 USDA report.

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

The price per bushel of soybeans in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to August 2023.

USDA Historical Price of Soybeans/Bushel by Month
United States
Jan 2007 - Aug 2023
$18.00
$16.00
$14.00
$12.00
$10.00
$8.00
$6.00
$4.00
Jan-07
Jan-08
Jan-09
Jan-10
Jan-11
Jan-12
Jan-13
Jan-14
Jan-15
Jan-16
Jan-17
Jan-18
Jan-19
Jan-20
Jan-21
Jan-22
Jan-23
Jan-24

On October 12, 2023, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2022-23. The exhibit below provides a summary of historical and current information for United States soybean production.

U.S. Soybean Supply/Demand Balance
Marketing Year September - August
Million Bushels
											Oct 12 Est.	22-23 to	Oct 12 Est.	23-24 to
											USDA	21-22	USDA	22-23
Crop Year	12-13	13-14	14-15	15-16	16-17	17-18	18-19	19-20	20-21	21-22	22-23	% Change	23-24	% Change
Planted Acres	77.2	76.8	83.3	82.7	83.5	90.2	89.2	76.1	83.4	87.2	87.5	0%	83.6	-4%
Harvested Acres	76.1	76.3	82.6	81.7	82.7	89.5	87.6	74.9	82.6	86.3	86.2	0%	82.8	-4%
Difference	1.0	0.5	0.7	1.0	0.8	0.7	1.6	1.2	0.8	0.9	1.3	44%	0.8	-38%
Yield	40.0	44.0	47.5	48.0	51.9	49.3	50.6	47.4	51.0	51.7	49.6	-4%	49.6	0%

Beginning Stocks	169	141	92	191	197	302	438	909	525	257	274	7%	268	-2%
Production	3,042	3,358	3,927	3,926	4,296	4,412	4,428	3,552	4,216	4,465	4,270	-4%	4,104	-4%
Imports	41	72	33	24	22	22	14	15	20	16	25	56%	30	20%
Total Supply	3,252	3,570	4,052	4,140	4,516	4,735	4,880	4,476	4,761	4,738	4,569	-4%	4,403	-4%

Crushings	1,689	1,734	1,873	1,886	1,901	2,055	2,092	2,165	2,141	2,204	2,212	0%	2,300	4%
Seed, Feed and Residual	105	107	146	115	147	109	127	108	97	108	97	-10%	128	32%
Exports	1,317	1,638	1,842	1,942	2,166	2,134	1,752	1,679	2,266	2,152	1,992	-7%	1,755	-12%
Total Usage	3,111	3,478	3,862	3,944	4,214	4,297	3,971	3,952	4,504	4,464	4,301	-4%	4,183	-3%

Ending Stocks (Inventory)	141	92	191	197	302	438	909	525	257	274	268	-2%	220	-18%

Stocks/Use Ratio	4.5%	2.6%	4.9%	5.0%	7.2%	10.2%	22.9%	13.3%	5.7%	6.1%	6%	2%	5.3%	-16%
farm Price ($/bushel)	$ 14.40	$ 13.00	$ 10.10	$ 8.95	$ 9.47	$9.33	$8.48	$8.57	$10.80	$13.30	$14.20		$12.90

Calculations:
Demand per day (incld expt)¹	8.5	9.5	10.6	10.8	11.5	11.8	10.9	10.8	12.3	12.2	11.8	-4%	11.5	-3%
Carry-out days supply	16.6	9.7	18.1	18.2	26.2	37.2	83.6	48.5	20.8	22.4	22.7	2%	19.2	-16%
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

The Wheat Market

Wheat is used to produce flour, the key ingredient for breads, pasta, crackers, and many other food products, as well as several industrial products such as starches and adhesives. Wheat by-products are used in livestock feeds. Wheat is the principal food grain produced in the United States, and the United States’ output of wheat is typically exceeded only by that of China, the European Union, Russia, and India. The United States Department of Agriculture (“USDA”) estimates that for 2023-24, the principal global producers of wheat will be the EU, Russia, Ukraine, China, India, the United States, Australia, and Canada. The U.S. generates approximately 6% of global production, with approximately 39% of that being exported. For 2023-24, based on the October 12, 2023 USDA report, global consumption of 783 MMT is estimated to be slightly higher than production of 783 MMT. If the global demand of wheat is not equal to global supply, this may have an impact on the price of wheat. Global wheat consumption may fluctuate year over year due to any number of reasons which may include, but is not limited to, economic conditions, global health concerns, international trade policy. Wheat is a staple commodity used pervasively across the globe so that any contractions in consumption may only be temporary as has historically been the case. The USDA publishes weekly, monthly, quarterly, and annual updates for U.S. domestic and worldwide wheat production and consumption. These reports are available on the USDA’s website, www.usda.gov, at no charge. The outlook provided herein is from the October 12, 2023 USDA report.

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

The price per bushel of wheat in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to August 2023.

USDA Historical Price of Wheat/Bushel by Month
United States
Jan 2007 - Aug 2023
$12.00
$11.00
$10.00
$9.00
$8.00
$7.00
$6.00
$5.00
$4.00
$3.00
$2.00
Jan-07
Jan-08
Jan-09
Jan-10
Jan-11
Jan-12
Jan-13
Jan-14
Jan-15
Jan-16
Jan-17
Jan-18
Jan-19
Jan-20
Jan-21
Jan-22
Jan-23
Jan-24

On October 12, 2023, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2023-24. The exhibit below provides a summary of historical and current information for United States wheat production.

U.S. Wheat Supply/Demand Balance
Marketing Year June - May
Million Bushels
											Oct 12 Est.	22-23 to	Oct 12 Est.	23-24 to
											USDA	21-22	USDA	22-23
Crop Year	12-13	13-14	14-15	15-16	16-17	17-18	18-19	19-20	20-21	21-22	22-23	% Change	23-24	% Change
Planted Acres	55.3	56.2	56.8	55.0	50.1	46.1	47.8	45.5	44.5	46.7	45.7	-2%	49.6	9%
Harvested Acres	48.8	45.3	46.4	47.3	43.8	37.6	39.6	37.4	36.8	37.1	35.5	-4%	37.3	5%
Difference	6.5	10.9	10.4	7.7	6.3	8.5	8.2	8.1	7.7	9.6	10.2	6%	12.3	21%
Yield	46.2	47.1	43.7	43.6	52.7	46.4	47.6	51.7	49.7	44.3	46.5	5%	48.6	5%

Beginning Stocks	743	718	590	752	976	1,181	1,099	1,080	1,028	845	698	-17%	582	-17%
Production	2,252	2,135	2,026	2,062	2,309	1,741	1,885	1,932	1,828	1,646	1,650	0%	1,812	10%
Imports	123	173	151	113	118	158	135	104	100	96	122	27%	135	11%
Total Supply	3,118	3,026	2,768	2,927	3,402	3,080	3,119	3,116	2,956	2,588	2,470	-5%	2,529	2%

Food	951	955	958	957	949	964	954	962	961	971	973	0%	974	0%
Seed	73	77	79	67	61	63	59	62	64	58	68	17%	65	-4%
Feed and residual	364	228	114	149	160	47	88	95	93	64	89	39%	120	35%
Exports	1,012	1,176	864	778	1,051	906	937	969	994	796	759	-5%	700	-8%
Total Usage	2,400	2,436	2,015	1,951	2,222	1,981	2,039	2,087	2,111	1,889	1,888	0%	1,859	-2%

Ending Stocks (Inventory)	718	590	752	976	1,181	1,099	1,080	1,028	845	698	582	-17%	670	15%

Stocks/Use Ratio	29.7%	24.2%	37.3%	50.0%	53.2%	55.5%	53.0%	49.3%	40.0%	37.0%	30.8%	-17%	36.0%	17%
farm Price ($/bushel)	$ 7.77	$ 6.87	$ 5.99	$ 4.89	$ 3.89	$4.72	$5.16	$4.58	$5.05	$7.63	$8.83		$7.30

Calculations:
Demand per day (incld expt)¹	6.6	6.7	5.5	5.3	6.1	5.4	5.6	5.7	5.8	5.2	5.2	0%	5.1	-2%
Carry-out days supply	108.6	88.4	136.2	182.6	194.0	202.5	193.3	179.8	146.1	134.9	112.5	-17%	131.5	17%
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

7.

Margin is the minimum amount of funds that must be deposited by a commodity or cryptocurrency interest trader with the trader’s broker to initiate and maintain an open position in futures contracts. A margin deposit acts to assure the trader’s performance of the futures contracts purchased or sold. Futures contracts are customarily bought and sold on initial margin that represents a small percentage of the aggregate purchase or sales price of the contract. Because of such low margin requirements, price fluctuations occurring in the futures markets may create profits and losses that, in relation to the amount invested, are greater than customary in other forms of investment or speculation. As discussed below, adverse price changes in the futures contract may result in margin requirements that greatly exceed the initial margin. In addition, the amount of margin required in connection with a particular futures contract may be modified from time to time by the exchange during the term of the contract. Brokerage firms, such as the Funds’ clearing brokers, carrying accounts for traders in commodity or cryptocurrency interest contracts generally require higher amounts of margin as a matter of policy to further protect themselves. Over the counter trading generally involves the extension of credit between counterparties, so the counterparties may agree to require the posting of collateral by one or both parties to address credit exposure.

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

Off Balance Sheet Financing

As of September 30, 2023, neither the Trust nor any of the Funds has any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Funds. While the exposure of each Fund under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial positions of each Fund.

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

During the period from January 1, 2023 through September 30, 2023 the average daily change in the NAV of each Fund was within plus/minus 10 percent of the average daily change in the Benchmark of each Fund, as stated in the applicable prospectus for each Fund.

Frequency Distribution of Premiums and Discounts: NAV versus the 4pm Bid/Ask Midpoint on the NYSE Arca.

CORN	Q4 2022	Q1 2023	Q2 2023	Q3 2023	Total
Days at premium	15	13	31	28	87
Days at NAV	4	4	3	6	17
Days at discount	44	45	28	29	146

The performance data above for the Teucrium Corn Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

SOYB	Q4 2022	Q1 2023	Q2 2023	Q3 2023	Total
Days at premium	29	24	32	27	112
Days at NAV	9	2	6	5	22
Days at discount	25	36	24	31	116

The performance data above for the Teucrium Soybean Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

CANE	Q4 2022	Q1 2023	Q2 2023	Q3 2023	Total
Days at premium	14	30	30	30	104
Days at NAV	8	10	7	10	35
Days at discount	41	22	25	23	111

The performance data above for the Teucrium Sugar Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

WEAT	Q4 2022	Q1 2023	Q2 2023	Q3 2023	Total
Days at premium	12	17	27	23	79
Days at NAV	12	13	14	21	60
Days at discount	39	32	21	19	111

The performance data above for the Teucrium Wheat Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

TAGS	Q4 2022	Q1 2023	Q2 2023	Q3 2023	Total
Days at premium	14	15	13	14	56
Days at NAV	5	6	2	5	18
Days at discount	44	41	47	44	176

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

DEFI	Q4 2022	Q1 2023	Q2 2023	Q3 2023	Total
Days at premium	27	2	11	6	46
Days at NAV	5	32	32	37	106
Days at discount	31	28	19	20	98

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

The tables below present a quantitative analysis of hypothetical impact of price decreases and increases in each of the commodity or cryptocurrency futures contracts held by each of the Funds, or the Underlying Funds in the case of TAGS, on the actual holdings and NAV per share as of September 30, 2023. For purposes of this analysis, all futures contracts held by the Funds and the Underlying Funds are assumed to change by the same percentage. In addition, the cash held by the Funds and any management fees paid to the Sponsor are assumed to remain constant and not impact the NAV per share. There may be very slight and immaterial differences, due to rounding, in the tables presented below.

CORN:

	September 30, 2023 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of September 30, 2023	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Corn Futures MAR24	1,286	$4.9175	$31,619,525	$28,457,573	$26,876,596	$25,295,620	$34,781,478	$36,362,454	$37,943,430
CBOT Corn Futures MAY24	1,084	$5.0050	$27,127,100	$24,414,390	$23,058,035	$21,701,680	$29,839,810	$31,196,165	$32,552,520
CBOT Corn Futures DEC24	1,248	$5.0725	$31,652,400	$28,487,160	$26,904,540	$25,321,920	$34,817,640	$36,400,260	$37,982,880
Total CBOT Corn Futures			$90,399,025	$81,359,123	$76,839,171	$72,319,220	$99,438,928	$103,958,879	$108,478,830

Shares outstanding			4,100,004	4,100,004	4,100,004	4,100,004	4,100,004	4,100,004	4,100,004

Net Asset Value per Share attributable directly to CBOT Corn Futures			$22.05	$19.84	$18.74	$17.64	$24.25	$25.36	$26.46
Total Net Asset Value per Share as reported			$22.02
Change in the Net Asset Value per Share				$(2.20)	$(3.31)	$(4.41)	$2.20	$3.31	$4.41

Percent Change in the Net Asset Value per Share				-10.01%	-15.02%	-20.03%	10.01%	15.02%	20.03%

SOYB:

	September 30, 2023 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of September 30, 2023	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Soybean Futures JAN24	167	$12.9450	$10,809,075	$9,728,168	$9,187,714	$8,647,260	$11,889,983	$12,430,436	$12,970,890
CBOT Soybean Futures MAR24	142	$13.1025	$9,302,775	$8,372,498	$7,907,359	$7,442,220	$10,233,053	$10,698,191	$11,163,330
CBOT Soybean Futures NOV24	176	$12.6000	$11,088,000	$9,979,200	$9,424,800	$8,870,400	$12,196,800	$12,751,200	$13,305,600
Total CBOT Soybean Futures			$31,199,850	$28,079,866	$26,519,873	$24,959,880	$34,319,836	$35,879,827	$37,439,820

Shares outstanding			1,150,004	1,150,004	1,150,004	1,150,004	1,150,004	1,150,004	1,150,004

Net Asset Value per Share attributable directly to CBOT Soybean Futures			$27.13	$24.42	$23.06	$21.70	$29.84	$31.20	$32.56
Total Net Asset Value per Share as reported			$27.07
Change in the Net Asset Value per Share				$(2.71)	$(4.07)	$(5.43)	$2.71	$4.07	$5.43

Percent Change in the Net Asset Value per Share				-10.02%	-15.03%	-20.04%	10.02%	15.03%	20.04%

CANE:

	September 30, 2023 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of September 30, 2023	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
ICE #11 Sugar Futures MAY24	301	$0.2526	$8,515,651	$7,664,086	$7,238,303	$6,812,521	$9,367,216	$9,792,999	$10,218,781
ICE #11 Sugar Futures JUL24	268	$0.2430	$7,293,888	$6,564,499	$6,199,805	$5,835,110	$8,023,277	$8,387,971	$8,752,666
ICE #11 Sugar Futures MAR25	321	$0.2379	$8,552,981	$7,697,683	$7,270,034	$6,842,385	$9,408,279	$9,835,928	$10,263,577
Total ICE #11 Sugar Futures			$24,362,520	$21,926,268	$20,708,142	$19,490,016	$26,798,772	$28,016,898	$29,235,024

Shares outstanding			1,650,004	1,650,004	1,650,004	1,650,004	1,650,004	1,650,004	1,650,004

Net Asset Value per Share attributable directly to ICE #11 Sugar Futures			$14.77	$13.29	$12.55	$11.81	$16.24	$16.98	$17.72
Total Net Asset Value per Share as reported			$14.78
Change in the Net Asset Value per Share				$(1.48)	$(2.21)	$(2.95)	$1.48	$2.21	$2.95

Percent Change in the Net Asset Value per Share				-9.99%	-14.98%	-19.98%	9.99%	14.98%	19.98%

WEAT:

	September 30, 2023 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of September 30, 2023	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Wheat Futures MAR24	2,329	$5.7350	$66,784,075	$60,105,668	$56,766,464	$53,427,260	$73,462,483	$76,801,686	$80,140,890
CBOT Wheat Futures MAY24	1,943	$5.9475	$57,779,963	$52,001,967	$49,112,969	$46,223,970	$63,557,959	$66,446,957	$69,335,956
CBOT Wheat Futures DEC24	2,140	$6.4775	$69,309,250	$62,378,325	$58,912,863	$55,447,400	$76,240,175	$79,705,638	$83,171,100
Total CBOT Wheat Futures			$193,873,288	$174,485,960	$164,792,296	$155,098,630	$213,260,617	$222,954,281	$232,647,946

Shares outstanding			34,825,004	34,825,004	34,825,004	34,825,004	34,825,004	34,825,004	34,825,004

Net Asset Value per Share attributable directly to CBOT Wheat Futures			$5.57	$5.01	$4.73	$4.45	$6.12	$6.40	$6.68
Total Net Asset Value per Share as reported			$5.57
Change in the Net Asset Value per Share				$(0.56)	$(0.84)	$(1.11)	$0.56	$0.84	$1.11

Percent Change in the Net Asset Value per Share				-9.99%	-14.99%	-19.99%	9.99%	14.99%	19.99%

TAGS:

	September 30, 2023 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of September 30, 2023	Number of Shares Held	Closing NAV	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value
Teucrium Corn Fund	257,033	$22.0606	$5,670,302	$5,103,272	$4,819,757	$4,536,242	$6,237,332	$6,520,847	$6,804,362
Teucrium Soybean Fund	203,005	$27.1098	$5,503,425	$4,953,083	$4,677,911	$4,402,740	$6,053,768	$6,328,939	$6,604,110
Teucrium Wheat Fund	955,742	$5.5693	$5,322,814	$4,790,533	$4,524,392	$4,258,251	$5,855,095	$6,121,236	$6,387,377
Teucrium Sugar Fund	371,271	$14.7584	$5,479,366	$4,931,429	$4,657,461	$4,383,493	$6,027,303	$6,301,271	$6,575,239
Total value of shares of the Underlying Funds			$21,975,907	$19,778,317	$18,679,521	$17,580,726	$24,173,498	$25,272,293	$26,371,088

Shares outstanding			725,002	725,002	725,002	725,002	725,002	725,002	725,002

Net Asset Value per Share attributable directly to shares of the Underlying Funds			$30.31	$27.28	$25.76	$24.25	$33.34	$34.86	$36.37
Total Net Asset Value per Share as reported			$30.33
Change in the Net Asset Value per Share				$(3.03)	$(4.55)	$(6.06)	$3.03	$4.55	$6.06

Percent Change in the Net Asset Value per Share				-9.99%	-14.99%	-19.99%	9.99%	14.99%	19.99%

DEFI:

	September 30, 2023 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of September 30, 2023	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CME Bitcoin Futures OCT23	6	$271.0000	$813,000	$731,700	$691,050	$650,400	$894,300	$934,950	$975,600
CME Bitcoin Futures NOV23	6	$272.7500	$818,250	$736,425	$695,513	$654,600	$900,075	$940,988	$981,900
Total CME Bitcoin Futures			$1,631,250	$1,468,125	$1,386,563	$1,305,000	$1,794,375	$1,875,938	$1,957,500

Shares outstanding			50,004	50,004	50,004	50,004	50,004	50,004	50,004

Net Asset Value per Share attributable directly to CME Bitcoin Futures			$32.62	$29.36	$27.73	$26.10	$35.88	$37.52	$39.15
Total Net Asset Value per Share as reported			$33.49
Change in the Net Asset Value per Share				$(3.26)	$(4.89)	$(6.52)	$3.26	$4.89	$6.52

Percent Change in the Net Asset Value per Share				-9.74%	-14.61%	-19.48%	9.74%	14.61%	19.48%

Margin is the minimum amount of funds that must be deposited by a commodity or cryptocurrency interest trader with the trader’s broker to initiate and maintain an open position in futures contracts. A margin deposit acts to assure the trader’s performance of the futures contracts purchased or sold. Futures contracts are customarily bought and sold on initial margin that represents a small percentage of the aggregate purchase or sales price of the contract. Because of such low margin requirements, price fluctuations occurring in the futures markets may create profits and losses that, in relation to the amount invested, are greater than customary in other forms of investment or speculation. As discussed below, adverse price changes in the futures contract may result in margin requirements that greatly exceed the initial margin. In addition, the amount of margin required in connection with a particular futures contract is set from time to time by the exchange on which the contract is traded and may be modified from time to time by the exchange during the term of the contract. Brokerage firms, such as the Funds’ clearing brokers, carrying accounts for traders in commodity or cryptocurrency interest contracts generally require higher amounts of margin as a matter of policy to further protect themselves. An FCM may impose a financial ceiling on initial margin that could change and become more or less restrictive on a Fund’s activities depending upon a variety of conditions beyond the Sponsor’s control. Over the counter trading generally involves the extension of credit between counterparties, so the counterparties may agree to require the posting of collateral by one or both parties to address credit exposure.

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

Following various motions, five counts from the Gilbertie complaint and two of Mr. Riker’s counterclaims remained in the Gilbertie case.  The first remaining count from the Gilbertie case was a claim brought by Teucrium against Ms. Riker for an alleged breach of her separation agreement that she entered into after resigning from Teucrium.  The second count was a claim brought against Mr. Riker for tortious interference with Ms. Riker’s separation agreement. The third count was a claim brought against Ms. Riker seeking a declaration that the releases in her separation agreement are null and void. The fourth count was a claim brought against Mr. Riker for breach of Teucrium’s amended and restated limited liability agreement (the “Operating Agreement”). The fifth count was a claim brought against Mr. Riker for breach of fiduciary duty. The first of Mr. Riker’s remaining counterclaims was a claim against Messrs. Gilbertie and Miller alleging that Mr. Riker’s removal breached the Operating Agreement.  The second remaining counterclaim, which Mr. Riker brought against Mr. Gilbertie, sought specific performance of an alleged oral agreement for Mr. Gilbertie to purchase Mr. Riker’s equity in Teucrium.

In August of 2022, both Dale and Barbara Riker demanded advancement of their legal fees and costs related to the litigation, by virtue of their status as former officers of the Company and Dale Riker’s status as a member. The Company denied the demand as to Barbara Riker. As to Dale Riker, the Company informed his counsel that it was willing to advance some of the fees and costs, but not the full amount he had demanded to date. On November 15, 2022, Dale Riker and Barbara Riker filed a verified complaint captioned “Dale Riker and Barbara Riker v. Teucrium Trading, LLC,” C.A. No. 2022-1030-LWW, to obtain advancement of legal fees and costs in connection with the Gilbertie case.

Following briefing and a hearing, on June 13, 2023, the Court of Chancery ruled that the Rikers are entitled to advancement. As a result of that ruling, the Company has paid to the Rikers, as payment of their fees and costs for the advancement action and as advancement pursuant to the Court ruling, a total of $2,132,246, including interest.

On June 23, 2023, Teucrium asked the Court to permit an appeal of the advancement ruling to the Delaware Supreme Court.  See Application for Certification of an Interlocutory Appeal, C.A. 2022-1030-LWW.  On July 7, 2023, the Court denied Teucrium’s request for interlocutory appeal, finding that the costs of an interlocutory appeal, including the drain on judicial resources from adjudicating piecemeal appeals, would outweigh any benefits.  See June 13, 2023 Transcript Ruling and June 13, 2023 Order of the Court of Chancery of the State of Delaware, C.A. No. 2022-1030-LWW. Teucrium subsequently petitioned the Delaware Supreme Court directly to accept an appeal from the ruling of the Court of Chancery, which that Court denied.

On June 22, 2023, Messrs. Gilbertie, Kahler and Miller, Ms. Mullen-Rusin and Teucrium, the plaintiffs in the Gilbertie case, filed a motion asking the Court of Chancery to allow them to voluntarily dismiss all of the plaintiffs’ remaining claims in the litigation. See Plaintiffs’ Motion To Grant Voluntary Dismissal of Claims with Prejudice, C.A. 2022-1030-LWW.  On July 7, 2023, the Rikers filed a response, arguing that any dismissal should be subject to various conditions. On September 5, 2023, the Court ruled that it would grant the motion to voluntarily dismiss the plaintiffs’ claims, without any of the conditions that the Rikers had requested. Following the Court’s ruling, Teucrium filed a motion in the advancement action to terminate its advancement obligation in light of the dismissal of the claims against the Rikers. The Rikers opposed the motion. On October 20, 2023, at a hearing on the motion, the Court granted the motion terminating advancement obligations. On October 26, 2023, the Court issued a written implementing order, making clear that advancement obligations terminated on September 5, 2023, the day the Court granted the motion to dismiss claims voluntarily.

The two counterclaims by Mr. Riker discussed above remain.

Item 1A. Risk Factors applicable to Funds

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed on March 1, 2023 other than those noted below:

Risks Arising from the Israel-Hamas War

A recent report by the World Bank's Commodity Markets Outlook raised concerns about the global commodity markets, indicating that an escalation of the ongoing conflict in the Middle East, coupled with disruptions caused by Russia's invasion of Ukraine, could lead to unforeseen challenges in the world's commodities, which could lead to additional volatility in commodity futures contracts.

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

From June 9, 2010 (the commencement of operations) through September 30, 2023, 46,425,000 Shares of the Fund were sold at an aggregate offering price of $1,040,347,790. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund from June 9, 2010 (the commencement of operations) through September 30, 2023 in an amount equal to $1,221,3390, resulting in net offering proceeds of $1,039,126,401. The offering proceeds were invested in corn futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Teucrium Soybean Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-167590	10,000,000	June 13, 2011
2	333-196210	-	June 30, 2014
3	333-217247	-	May 1, 2017
4	333-223940	5,000,000	April 30, 2018
5	333-241569	15,000,000	August 24, 2020
6	333-263448	Indeterminate Number of Shares	April 7, 2022

From September 19, 2011 (the commencement of the offering) through September 30, 2023, 16,675,000 Shares of the Fund were sold at an aggregate offering price of $307,231,839. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through September 30, 2023 in an amount equal to $262,397, resulting in net offering proceeds of $306,969,442. The offering proceeds were invested in soybean futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Teucrium Sugar Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-167585	10,000,000	June 13, 2011
2	333-196211	-	June 30, 2014
3	333-217248	-	May 1, 2017
4	333-223941	5,000,000	April 30, 2018
5	333-248545	15,000,000	October 2, 2020
6	333-263438	Indeterminate Number of Shares	April 7, 2022

From September 19, 2011 (the commencement of the offering) through September 30, 2023, 12,875,000 Shares of the Fund were sold at an aggregate offering price of $120,202,444. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through September 30, 2023 in an amount equal to $107,313, resulting in net offering proceeds of $120,095,131. The offering proceeds were invested in sugar futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Teucrium Wheat Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-167591	10,000,000	June 13, 2011
2	333-196209	-	June 30, 2014
3	333-212481	25,050,000	July 15, 2016
4	333-230623	30,000,000	April 29, 2019
5	333-263293	Indeterminate Number of Shares	March 9, 2022

From September 19, 2011 (the commencement of the offering) through September 30, 2023, 130,000,000 Shares of the Fund were sold at an aggregate offering price of $1,225,123,346. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through September 30, 2023 in an amount equal to $560,511, resulting in net offering proceeds of $1,224,562,835. The offering proceeds were invested in wheat futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Teucrium Agricultural Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-173691	5,000,000	February 10, 2012
2	333-201953	-	April 30, 2015
3	333-223943	-	April 30, 2018
4	333-254650	-	April 30, 2021
5	333-263450	Indeterminate Number of Shares	April 7, 2022

From March 28, 2012 (the commencement of the offering) through September 30, 2023, 2,287,500 Shares of the Fund were sold at an aggregate offering price of $77,555,646. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through September 30, 2023 in an amount equal to $31,340, resulting in net offering proceeds of $77,524,306. The offering proceeds were invested in Shares of the Underlying Funds and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Hashdex Bitcoin Futures ETF

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-256339	Indeterminate Number of Shares	September 14, 2022

From September 15, 2022 (the commencement of the offering) through September 30, 2023, 110,000 Shares of the Fund were sold at an aggregate offering price of $2,829,029. The offering proceeds were invested in bitcoin futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Issuer Purchases of CORN Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2023	150,000	$ 24.35	N/A	N/A
August 1 to August 31, 2023	275,000	$ 22.51	N/A	N/A
September 1 to September 30, 2023	200,000	$ 21.98	N/A	N/A
Total	625,000	$ 22.78

January 1 to September 30, 2023	2,375,000	$ 24.55	N/A	N/A

Issuer Purchases of CANE Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2023	150,000	$ 12.86	N/A	N/A
August 1 to August 31, 2023	200,000	$ 13.17	N/A	N/A
September 1 to September 30, 2023	150,000	$ 14.95	N/A	N/A
Total	500,000	$ 13.61

January 1 to September 30, 2023	2,425,000	$ 12.72	N/A	N/A

Issuer Purchases of WEAT Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2023	650,000	$ 6.56	N/A	N/A
August 1 to August 31, 2023	-	$ -	N/A	N/A
September 1 to September 30, 2023	200,000	$ 5.80	N/A	N/A
Total	850,000	$ 6.38

January 1 to September 30, 2023	8,050,000	$ 7.15	N/A	N/A

Issuer Purchases of SOYB Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2023	75,000	$ 29.29	N/A	N/A
August 1 to August 31, 2023	50,000	$ 27.31	N/A	N/A
September 1 to September 30, 2023	175,000	$ 27.68	N/A	N/A
Total	300,000	$ 28.02

January 1 to September 30, 2023	1,250,000	$ 27.64	N/A	N/A

Issuer Purchases of TAGS Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2023	37,500	$ 30.72	N/A	N/A
August 1 to August 31, 2023	25,000	$ 31.02	N/A	N/A
September 1 to September 30, 2023	-	$ -	N/A	N/A
Total	62,500	$ 30.84

January 1 to September 30, 2023	537,500	$ 31.14	N/A	N/A

Issuer Purchases of DEFI Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2023	-	$ -	N/A	N/A
August 1 to August 31, 2023	-	$ -	N/A	N/A
September 1 to September 30, 2023	-	$ -	N/A	N/A
Total	-	$ -

January 1 to September 30, 2023	10,000	$ 32.39	N/A	N/A

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

Date: November 8, 2023

Teucrium Commodity Trust (Registrant)

By:	Teucrium Trading, LLC
its Sponsor

By:	/s/ Sal Gilbertie
Name:	Sal Gilbertie
Chief Executive Officer

Date: November 8, 2023