Form 10-K
period 2023-12-31
Teucrium Commodity Trust
filed 2024-02-29
CIK 1471824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes

The aggregate market value of the units of each series of the registrant held by non-affiliates as of June 30, 2023 are included in the table below:

	Aggregate Market Value of Each Fund's Shares Held by Non-Affiliates as of June 30, 2023	Total Number of Outstanding Shares as of February 28, 2024

Teucrium Corn Fund	$92,643,339	3,400,004

Teucrium Sugar Fund	24,882,051	1,225,004

Teucrium Soybean Fund	36,882,109	1,075,004

Teucrium Wheat Fund	163,898,026	29,250,004

Teucrium Agricultural Fund	23,861,311	600,002

Hashdex Bitcoin Futures ETF	1,942,655	360,000

Total	$344,109,491

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

The Trust and the Funds operate pursuant to the Trust Agreement. Under the Trust Agreement, the Sponsor is solely responsible for management and conducts or directs the conduct of the business of the Trust, the Funds, and any series of the Trust that may from time to time be established and designated by the Sponsor. The Sponsor is required to oversee the purchase and sale of Shares by Authorized Purchasers and to manage the Funds' investments, including to evaluate the credit risk of FCMs and swap counterparties and to review daily positions and margin/collateral requirements. The Sponsor has the power to enter into agreements as may be necessary or appropriate for the offer and sale of the Funds' Shares and the oversight of the Trust’s activities. Accordingly, the Sponsor is responsible for selecting service providers such as the Trustee, Administrator, Distributor, the independent registered public accounting firm of the Trust, and any legal counsel employed by the Trust. The Sponsor is also responsible for preparing and filing periodic reports on behalf of the Trust with the SEC and will provide any required certification for such reports. No person other than the Sponsor and its principals was involved in the organization of the Trust or the Funds.

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

Investing Strategy

Overview

Please note that as described in the “Subsequent Events” note to the financial statements included in Part II of this filing, and as reported by the Trust on a Form 8-K filed with the Securities and Exchange Commission on January 3, 2024 (File No. 001-34765), DEFI merged into an unaffiliated trust on January 3, 2024, and is no longer a series of the Trust.  Information regarding DEFI provided in this report is as of December 31, 2024.

The investment objective of the Agriculture Funds and DEFI is to have the daily changes in the NAV of each Fund’s Shares reflect the daily changes in a weighted average of the closing settlement prices for certain futures contracts (“Futures Contracts”) for the commodity or cryptocurrency specified in the Fund’s name. (This weighted average is referred to herein as the Fund’s “Benchmark,” the Futures Contracts that at any given time make up a Fund’s Benchmark are referred to herein as the Fund’s “Benchmark Component Futures Contracts,” and the commodity or cryptocurrency specified in the Fund’s name is referred to herein as its “Specified Commodity" or "Specified Cryptocurrency.”) The investment objective of TAGS is to provide daily investment results that reflect the combined daily performance of the Agricultural Funds (depending on the context, sometimes referred to as the "Underlying Funds"). Each Fund pursues its investment objective by investing in a portfolio of Futures Contracts that expire in a specific month and trade on a specific exchange in the designated commodity comprising the Benchmark, or, in the case of TAGS, shares of the Agricultural Funds.

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

The reasons for and circumstances that may trigger any such changes may vary widely and cannot be predicted. However, by way of example, the Funds may change the term structure or underlying components of the Benchmark in furtherance of a Fund’s investment objective of tracking the price of the specified commodity or cryptocurrency for future delivery (or, for TAGS, the investment objective of tracking the combined performance of the Underlying Funds) if, due to market conditions, a potential or actual imposition of position limits by the CFTC or futures exchange rules, or the imposition of risk mitigation measures by a futures commission merchant restricts the ability of the Fund (or, for TAGS, an Underlying Fund) to invest in the current Benchmark Futures Contracts.  The Fund would file a current report on Form 8-K and a prospectus supplement to describe any such change and the effective date of the change. Shareholders may modify their holdings of the Fund’s shares in response to any change by purchasing or selling Fund shares through their broker-dealer.

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

The investment objective of SOYB is to have the daily changes in the NAV of the Fund’s Shares reflect the daily changes in the soybean market for future delivery as measured by the Benchmark. The Benchmark is a weighted average of the closing settlement prices for three futures contracts for soybeans (“Soybean Futures Contracts”) that are traded on the CBOT:

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

The investment objective of WEAT is to have the daily changes in the NAV of the Fund’s Shares reflect the daily changes in the wheat market for future delivery as measured by the Benchmark. The Benchmark is a weighted average of the closing settlement prices for three futures contracts for wheat (“Wheat Futures Contracts”) that are traded on the CBOT:

WEAT Benchmark

CBOT Wheat Futures Contract	Weighting
Second to expire	35%
Third to expire	30%
December following the third to expire	35%

The investment objective of TAGS is to provide daily investment results that reflect the combined daily performance of the “Underlying Funds. Under normal market conditions, the Fund seeks to achieve its investment objective generally by investing equally in shares of each Underlying Fund and, to a lesser extent, cash equivalents. The Fund’s investments in shares of Underlying Funds are rebalanced, generally on a daily basis, in order to maintain approximately a 25% allocation of the Fund’s assets to each Underlying Fund:

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

Each Benchmark is rebalanced periodically to ensure that each of the Benchmark Component Futures Contracts is weighted in the same proportion as in the investment objective for each Fund. The following tables reflect the December 31, 2023, Benchmark Component Futures Contracts weights for each of the Funds. The contract held is identified by the generally accepted nomenclature of contract month and year, which may differ from the month in which the contract expires:

CORN Benchmark Component Futures Contracts

	NUMBER OF CONTRACTS	NOTIONAL AMT.	WEIGHT (%)
CBOT corn futures MAY24	1,171	$28,338,200	35%
CBOT corn futures JUL24	983	$24,280,100	30%
CBOT corn futures DEC24	1,128	$28,397,400	35%

TOTAL		$81,015,700	100%

SOYB Benchmark Component Futures Contracts

	NUMBER OF CONTRACTS	NOTIONAL AMT.	WEIGHT (%)
CBOT soybean futures MAR24	156	$10,124,400	35%
CBOT soybean futures MAY24	133	8,693,213	30
CBOT soybean futures NOV24	164	10,215,150	35

TOTAL		$29,032,763	100%

CANE Benchmark Component Futures Contracts

	NUMBER OF CONTRACTS	NOTIONAL AMT.	WEIGHT (%)
ICE sugar futures MAY24	270	$6,175,008	35%
ICE sugar futures JUL24	233	5,326,193	30
ICE sugar futures MAR25	268	6,216,314	35

TOTAL		$17,717,515	100.00%

WEAT Benchmark Component Futures Contracts

	NUMBER OF CONTRACTS	NOTIONAL AMT.	WEIGHT (%)
CBOT wheat futures MAY24	2,018	$64,525,550	35%
CBOT wheat futures JUL24	1,711	55,243,913	30
CBOT wheat futures DEC24	1,924	64,357,800	35

TOTAL		$184,127,263	100.00%

TAGS Benchmark Component Futures Contracts

	FAIR VALUE	WEIGHT (%)
Teucrium Corn Fund	$4,567,949	25%
Teucrium Soybean Fund	4,546,758	25
Teucrium Wheat Fund	4,662,940	25
Teucrium Sugar Fund	4,624,253	25

TOTAL	$18,401,900	100%

DEFI Benchmark Component Futures Contracts

	NUMBER OF CONTRACTS	NOTIONAL AMT.	WEIGHT (%)
CME Bitcoin futures JAN24	6	$1,274,550	50%
CME Bitcoin futures FEB24	6	1,288,500	50

TOTAL		$2,563,050	100%

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

The Funds seek to earn interest and other income (“interest income”) from cash equivalents that it purchases and, on the cash they hold through the Custodian or other financial institutions. The Sponsor anticipates that the interest income will increase the NAV of each Fund. The Funds apply the interest income to the acquisition of additional investments or use it to pay their expenses. If the Fund reinvests the earned interest income, it makes investments that are consistent with its investment objectives as disclosed. Any cash equivalent invested by a Fund will have original maturity dates of three months or less at inception. Any cash equivalent invested by a Fund will be deemed by the Sponsor to be of investment grade quality. As of December 31, 2023, available cash balances in each of the Funds were invested in the First American Government Obligations Fund - Class X, in the Goldman Sachs Financial Square Government Fund – Institutional Class, in demand deposits at Capital One, and in commercial paper with maturities of ninety days or less. Additionally, the CORN, SOYB, CANE, WEAT and DEFI Funds may invest a portion of the amount of funds required to be deposited with the FCM as initial margin in U.S. Treasury obligations with time to maturity of 90 days or less. The obligations are purchased and held in the respective Fund accounts through the FCM.

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

The Corn Market

Corn is currently the most widely produced livestock feed grain in the United States. The two largest demands of the United States’ corn crop are used in livestock feed and ethanol production. Corn is also processed into food and industrial products, including starch, sweeteners, corn oil, beverages and industrial alcohol. The United States Department of Agriculture (“USDA”) publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide corn production and consumption, and for other grains such as soybeans and wheat which can be used in some cases as a substitute for corn. These reports are available on the USDA’s website, www.usda.gov, at no charge. The outlook provided below is from the January 12, 2024 USDA report.

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

Recent geopolitical, economic and inflationary events may have impacted the level of “backwardation” that the fund's holdings experienced and potentially placed upward pressure on the prices of a wide variety of commodities. As a result, near to expire contracts can trade at a higher price than longer to expire contracts, a situation referred to as “backwardation.” Putting aside the impact of the overall movement in prices of corn and corn futures, the Benchmark Component Futures Contracts (the corn futures contracts that the Fund invests in to achieve its investment objective) would tend to rise as they approach expiration. This backwardation may benefit the Fund because it will sell more expensive contracts and buy less expensive contracts on an ongoing basis.

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

The United States is the world’s leading producer and exporter of corn. For the Crop Year 2023-24, the United States Department of Agriculture (“USDA”) estimates that the U.S. will produce approximately 32% of all the corn globally, of which about 14% will be exported. For 2023-24, based on the January 12, 2023 USDA reports, global consumption of 1,211 Million Metric Tons (MMT) is expected to be slightly lower than global production of 1,236 MMT. If the global demand for corn is not equal to global supply, this may have an impact on the price of corn. Besides the United States, other principal world corn exporters include Argentina, Brazil, Russia, South Africa, and Ukraine. Major import nations include Mexico, Japan, the European Union (EU), South Korea, Egypt, and parts of Southeast Asia. China’s production at 289 MMT is approximately 6% less than its domestic usage.

According to the USDA, global corn consumption has increased 618% from crop year 1960/1961 to 2023/2024 as demonstrated by the graph below and is projected to continue to grow in coming years. Consumption growth is the result of a combination of many factors including: 1) global population growth, which, according to the U.S. Census Department, is estimated to reach 9.7 billion by 2050; 2) a growing global middle class which is increasing the demand for protein and meat-based products globally and most significantly in developing countries; and 3) increased use of biofuels, including ethanol in the United States.

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

The price per bushel of corn in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to November 2023.

On January 12, 2024, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2023-24. The exhibit below provides a summary of historical and current information for United States corn production.

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

The Soybean Market

Global soybean production is concentrated in the U.S., Brazil, Argentina and China. The United States Department of Agriculture (“USDA”) has estimated that, for the Crop Year 2023-24, the United States will produce approximately 113 MMT of soybeans or approximately 28% of estimated world production, with Brazil production at 157 MMT. Argentina is projected to produce about 50 MMT. For 2023-24, based on the January 12, 2024 USDA report, global consumption of 384 MMT is estimated slightly lower than global production of 399 MMT. If the global demand for soybeans is not equal to global supply, this may have an impact on the price of soybeans. Global soybean consumption may fluctuate year over year due to any number of reasons which may include, but is not limited to, economic conditions, global health concerns, and international trade policy. Soybeans are a staple commodity used pervasively across the globe so that any contractions in consumption may only be temporary as has historically been the case. The USDA publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide soybean production and consumption. These reports are available on the USDA’s website, www.usda.gov, at no charge. The outlook provided below is from the January 12, 2024 USDA report.

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

Recent geopolitical, economic and inflationary events may have impacted the level of “backwardation” that the fund's holdings experienced and potentially placed upward pressure on the prices of a wide variety of commodities. As a result, near to expire contracts trade at a higher price than longer to expire contracts, a situation referred to as “backwardation.” Putting aside the impact of the overall movement in prices of soybeans and soybean futures, the Benchmark Component Futures Contracts (the soybean futures contracts that the Fund invests in to achieve its investment objective) would tend to rise as they approach expiration. This backwardation may benefit the Fund because it will sell more expensive contracts and buy less expensive contracts on an ongoing basis.

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

The price per bushel of soybeans in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to November 2023.

USDA Historical Price of Soybeans/Bushel by Month
United States
Jan 2007 - Nov 2023
$18.00
$16.00
$14.00
$12.00
$10.00
$8.00
$6.00
$4.00
Jan-07
Jan-08
Jan-09
Jan-10
Jan-11
Jan-12
Jan-13
Jan-14
Jan-15
Jan-16
Jan-17
Jan-18
Jan-19
Jan-20
Jan-21
Jan-22
Jan-23
Jan-24

On January 12, 2024, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2023-24. The exhibit below provides a summary of historical and current information for United States soybean production.

The Sugar Market

Sugarcane accounts for nearly 79% of the world’s sugar production, while sugar beets account for the remainder of the world’s sugar production. Sugar manufacturers use sugar beets and sugarcane as the raw material from which refined sugar (sucrose) for industrial and consumer use is produced. Sugar is produced in various forms, including granulated, powdered, liquid, brown, and molasses. The food industry (in particular, producers of baked goods, beverages, cereal, confections, and dairy products) uses sugar and sugarcane molasses to make sugar-containing food products. Sugar beet pulp and molasses products are used as animal feed ingredients. Ethanol is an important by-product of sugarcane processing. Additionally, the material that is left over after sugarcane is processed is used to manufacture paper, cardboard, and “environmentally friendly” eating utensils.

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

Recent geopolitical, economic and inflationary events may have impacted the level of “backwardation” that the fund's holdings experienced and potentially placed upward pressure on the prices of a wide variety of commodities. As a result, near to expire contracts trade at a higher price than longer to expire contracts, a situation referred to as “backwardation.” Putting aside the impact of the overall movement in prices of sugar and sugar futures, the Benchmark Component Futures Contracts (the sugar futures contracts that the Fund invests in to achieve its investment objective) would tend to rise as they approach expiration. This backwardation may benefit the Fund because it will sell more expensive contracts and buy less expensive contracts on an ongoing basis.

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

The United States Department of Agriculture (“USDA”) publishes two major reports annually on U.S. domestic and worldwide sugar production and consumption. These are usually released in November and May. In addition, the USDA publishes periodic, but not as comprehensive, reports on sugar monthly. These reports are available on the USDA’s website, www.usda.gov, at no charge. The USDA’s November 2023 report for the 2023-24 Marketing year estimated global production of 183.5 MMT with higher production in Brazil and India expected to more than offset declines in Thailand and Pakistan. Consumption is expected to rise due to growth in markets including India and Pakistan. Stocks are forecast lower to help meet domestic demand and higher exports from markets including Brazil and Thailand. Sugar is a staple commodity used pervasively across the globe so that any contractions in consumption may only be temporary as has historically been the case.

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

The Wheat Market

Wheat is used to produce flour, the key ingredient for breads, pasta, crackers, and many other food products, as well as several industrial products such as starches and adhesives. Wheat by-products are used in livestock feeds. Wheat is the principal food grain produced in the United States, and the United States’ output of wheat is typically exceeded only by that of China, the European Union, Russia, and India. The United States Department of Agriculture (“USDA”) estimates that for 2023-24, the principal global producers of wheat will be the EU, Russia, Ukraine, China, India, the United States, Australia, and Canada. The U.S. generates approximately 6% of global production, with approximately 40% of that being exported. For 2023-24, based on the January 12, 2024 USDA report, global consumption of 796 MMT is estimated to be slightly higher than production of 785 MMT. If the global demand of wheat is not equal to global supply, this may have an impact on the price of wheat. Global wheat consumption may fluctuate year over year due to any number of reasons which may include, but is not limited to, economic conditions, global health concerns, international trade policy. Wheat is a staple commodity used pervasively across the globe so that any contractions in consumption may only be temporary as has historically been the case. The USDA publishes weekly, monthly, quarterly, and annual updates for U.S. domestic and worldwide wheat production and consumption. These reports are available on the USDA’s website, www.usda.gov, at no charge. The outlook provided herein is from the January 12, 2024 USDA report.

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

The price per bushel of wheat in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to November 2023.

USDA Historical Price of Wheat/Bushel by Month
United States
Jan 2007 - Nov 2023
$12.00
$11.00
$10.00
$9.00
$8.00
$7.00
$6.00
$5.00
$4.00
$3.00
$2.00
Jan-07
Jan-08
Jan-09
Jan-10
Jan-11
Jan-12
Jan-13
Jan-14
Jan-15
Jan-16
Jan-17
Jan-18
Jan-19
Jan-20
Jan-21
Jan-22
Jan-23
Jan-24

On January 12, 2024, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2023-24. The exhibit below provides a summary of historical and current information for United States wheat production.

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

A portion of the aggregate common expenses of the Funds is related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Trust and the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Trust and the Funds. For the period ended December 31, such expenses, which are primarily included as distribution and marketing fees, totaled $2,656,282 in 2023, $2,721,842 in 2022, and $2,321,539 in 2021; of these amounts, $70,069 in 2023, $518,599 in 2022, and $1,052,715 in 2021 were waived by the Sponsor.

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

The Officers of the Sponsor, one of whom is a Class A member of the Sponsor, are the following:

Sal Gilbertie has been the President of the Sponsor since its inception, its Chief Investment Officer since September 2011, and its Chief Executive Officer and Secretary since September 17, 2018, and was approved by the NFA as a principal of the Sponsor on September 23, 2009 and registered as an associated person of the Sponsor on November 10, 2009. He maintains his main business office at 65 Adams Road, Easton, Connecticut 06612. Effective July 16, 2012, Mr. Gilbertie was registered with the NFA as the Branch Manager for this location. Since October 18, 2010, Mr. Gilbertie has been an associated person of the Distributor under the terms of the Securities Activities and Services Agreement (“SASA”) between the Sponsor and the Distributor. Additional information regarding the SASA can be found in the section of this disclosure document entitled “Plan of Distribution.” From October 2005 until December 2009, Mr. Gilbertie was employed by Newedge USA, LLC, an FCM and broker-dealer registered with the CFTC and the SEC, where he headed the Renewable Fuels/Energy Derivatives OTC Execution Desk and was an active futures contract and over the counter derivatives trader and market maker in multiple classes of commodities. (Between January 2008 and October 2008, he also held a comparable position with Newedge Financial, Inc., an FCM and an affiliate of Newedge USA, LLC.) From October 1998 until October 2005, Mr. Gilbertie was principal and co-founder of Cambial Asset Management, LLC, an adviser to two private funds that focused on equity options, and Cambial Financing Dynamics, a private boutique investment bank. While at Cambial Asset Management, LLC and Cambial Financing Dynamics, Mr. Gilbertie served as principal and managed the day to day activities of the business and the portfolio of both companies. Mr. Gilbertie is 63 years old.

Cory Mullen-Rusin has been the Chief Financial Officer, Chief Accounting Officer and Chief Compliance Officer of the Sponsor since September 17, 2018 and Ms. Mullen-Rusin has primary responsibility for the financial management, compliance and reporting of the Sponsor and is in charge of its books of account and accounting records, and its accounting procedures. She maintains her main business office at Three Main Street, Suite 215, Burlington, Vermont 05401. Ms. Mullen-Rusin was approved by the NFA as a Principal of the Sponsor on October 8, 2018. Ms. Mullen-Rusin began working for the Sponsor in September 2011 and worked directly with the former CFO at Teucrium for seven years. Her responsibilities included aspects of financial planning, financial operations, and financial reporting for the Trust and the Sponsor. Additionally, Ms. Mullen-Rusin assisted in developing, instituting, and monitoring the effectiveness of processes and procedures to comply with all regulatory agency requirements. Ms. Mullen-Rusin graduated from Boston College with a Bachelor of Arts and Science in Communications in 2009, where she was a four-year scholarship player on the NCAA Division I Women’s Basketball team. In 2017, she earned a Master of Business Administration from Nichols College. Ms. Mullen-Rusin is 36 years old.

Steve Kahler, Chief Operating Officer, began working for the Sponsor in November 2011 as Managing Director in the trading division. He became the Chief Operating Officer on May 24, 2012 and served in that capacity through September 6, 2018, at which time he resigned. Mr. Kahler was unemployed from September 7, 2018 until October 10, 2018, when he was reappointed as Chief Operating Officer. Mr. Kahler is primarily responsible for making trading and investment decisions for the Funds, and for directing each Fund’s trades for execution.  He maintains his main business office at 13520 Excelsior Blvd., Minnetonka, MN 55345. Mr. Kahler was registered as an Associated Person of the Sponsor on November 8, 2011 to September 7, 2018 and re-registered as an Associated Person on October 5, 2018. Mr. Kahler was registered as a Branch Manager of the Sponsor on March 16, 2012 to September 7, 2018 and was registered again from October 5, 2018 to September 29, 2021. Prior to his employment with the Sponsor, Mr. Kahler worked for Cargill Inc., an international producer and marketer of food, agricultural, financial and industrial products and services, from April 2006 until November 2011 in the Energy Division as Senior Petroleum Trader. In October 2006 and while employed at Cargill Inc., Mr. Kahler was approved as an Associated Person of Cargill Commodity Services Inc., a commodity trading affiliate of Cargill Inc. from September 13, 2006 to November 9, 2011. Mr. Kahler graduated from the University of Minnesota with a Bachelors of Agricultural Business Administration and is 56 years old.

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

The Distributor

The Fund employs Foreside Fund Services, LLC, a wholly owned subsidiary of Foreside Financial Group, LLC (d/b/a ACA Group), as the Distributor for the Fund. The Distribution Services Agreement among the Distributor, the Sponsor, and the Trust calls for the Distributor to work with the Transfer Agent in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into an agreement under which certain employees and officers of the Sponsor are licensed as registered representatives of the Distributor permitting these persons to engage in certain marketing activities for the Fund.

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

The Clearing Brokers

Effective as of December 1, 2022, E D & F Man Capital Markets, Inc., one the Fund’s clearing brokers, changed its name to “Marex Capital Markets Inc."

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

Litigation Disclosure for Phillip Capital

Phillip Capital Inc. (“Phillip Capital”) is a registered futures commission merchant and is a member of the NFA. Its main office is located at 141 West Jackson Blvd., Suite 1531A, Chicago, Illinois 60604. In the normal course of its business, Phillip Capital is involved in various legal actions incidental to its commodities business. None of these actions are expected either individually or in aggregate to have a material adverse impact on Phillip Capital. Except for the below, neither Phillip Capital nor any of its principals have been the subject of any material administrative, civil or criminal actions within the past five years.

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

Foreside Fund Services, LLC, Distributor

Subject to a maximum of $625,812 for the Trust for the two-year period of May 1, 2021 to May 1, 2023 and the two-year period of May 1, 2023 to May 1, 2025 (each, a “two year offering period”), the Distributor receives: 0.01% of the Fund’s average daily net assets, and an aggregate annual fee of $100,000 for all Teucrium Funds. For the two year offering periods, the Distributor also receives expense reimbursements for sales and advertising review fees subject to a maximum of $6,000 per fund.

Under the Securities Activities and Service Agreement (the “SASA”), the Distributor receives compensation from each fund for its activities on behalf of all the Teucrium Funds. For the two year offering periods, the Distributor's compensation will not exceed $78,000 for all Teucrium Funds and will receive reimbursements relating to the registration, continuing education and other administrative expenses of the Registered Representatives for each offering, not to exceed $54,000 for all Teucrium Funds.

Marex Capital Markets, Inc., Futures Commission Merchant and Clearing Broker

The Agricultural Funds pay $4.50 per Futures Contract half-turn for the purchase or sale for corn, soybeans, wheat and sugar exclusive of pass through fees for the exchange, NFA, execution fees, and platform and exchange data fees..

Phillip Capital Inc., Futures Commission Merchant and Clearing Broker	DEFI pays $35.00-$45.00 per Bitcoin Futures Contract half-turn exclusive of pass through fees for the exchange, NFA, execution fees, and platform and exchange data fees.

StoneX Financial Inc., Futures Commission Merchant and Clearing Broker	The Funds pay $10.00-$25.00 per Futures Contract half-turn exclusive of pass through fees for the exchange and NFA. Additionally, if the monthly commissions paid do not equal or exceed 16.5% return on the StoneX Capital Requirement at 9.6% of Exchange Maintenance Margin, the Fund will pay a true up to meet that return at the end of each month.

Wilmington Trust Company, Trustee	$3,300 annually for the Trust

Asset-based fees are calculated on a daily basis (accrued at 1/365 of the applicable percentage of NAV on that day) and paid on a monthly basis. NAV is calculated by taking the current market value of the Fund’s total assets and subtracting any liabilities.

For each of the contractual agreements discussed above, the expense recognized in 2023 by the Trust and each Fund is detailed in the notes to the financial statements included in Part II of this filing.

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

Minimum Number of Shares

There are a minimum number of baskets and associated shares specified for each Fund in the Fund’s respective prospectus as amended from time to time. Once the minimum number of baskets is reached, there can be no more redemptions until there has been a creation basket. As of December 31, 2023, and February 28, 2024, these minimum levels are as follows:

	Minimum Level	Minimum Level	Shares Outstanding	Shares Outstanding
	of Shares	of Baskets	December 31, 2023	February 28, 2024
Teucrium Corn Fund	50,000	2	3,750,004	3,400,004
Teucrium Soybean Fund	50,000	2	1,075,004	1,075,004
Teucrium Sugar Fund	50,000	2	1,425,004	1,225,004
Teucrium Wheat Fund	50,000	2	30,800,004	29,250,004
Teucrium Agricultural Fund	50,000	4	625,002	600,002
Hashdex Bitcoin Futures ETF	50,000	5	50,000	360,000

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

CFTC Reports

The Sponsor makes available, free of charge, on the website for each Fund, the monthly statements of account required to be filed pursuant to Rule 4.22(h) under the Commodity Exchange Act. The Sponsor also makes available, free of charge, on the website for each Fund, the Disclosure Document and the annual reports on Form 10-K for the Trust, filed pursuant to Rule 4.12(c)(2) under the Commodity Exchange Act.

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

The Sponsor cannot predict to what extent the performance of the commodity interest will or will not correlate to the performance of other broader asset classes such as stocks and bonds. If the performance of a specific Fund were to move more directly with the financial markets, an investment in the Funds may provide you little or no diversification benefits. Thus, in a declining market, the Funds may have no gains to offset your losses from other investments, and you may suffer losses on your investment in the Funds at the same time you may incur losses with respect to other asset classes. Variables such as drought, floods, weather, embargoes, tariffs, and other political events may have a larger impact on commodity and Commodity Interests prices than on traditional securities and broader financial markets. These additional variables may create additional investment risks that subject a Fund’s investments to greater volatility than investments in traditional securities. Lower correlation should not be confused with negative correlation, where the performance of two asset classes would be opposite of each other. There is no historical evidence that the spot price of a specific commodity, corn, for example, and prices of other financial assets, such as stocks and bonds, are negatively correlated. In the absence of negative correlation, a Fund cannot be expected to be automatically profitable during unfavorable periods for the stock market, or vice versa.

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

Cybersecurity

The Funds and its service providers are susceptible to cyber security risks that include, among other things, theft, unauthorized monitoring, release, misuse, loss, destruction or corruption of confidential and highly restricted data; denial of service attacks; unauthorized access to relevant systems; compromises to networks or devices that the Funds and its service providers use to service the Fund’s operations; and operational disruption or failures in the physical infrastructure or operating systems that support the Funds and its service providers. Cyber-attacks against or security breakdowns of the Funds or its service providers may adversely impact the Funds and its shareholders, potentially resulting in, among other things, financial losses; the inability of Funds shareholders to transact business and the Funds to process transactions; the inability to calculate the Fund’s net asset value; violations of applicable privacy and other laws; regulatory fines, penalties, reputational damage, reimbursement or other compensation costs; and/or additional compliance costs. The Funds may incur additional costs for cyber security risk management and remediation purposes. There can be no assurance that the Funds or their service providers will not suffer losses relating to cyber-attacks or other information security breaches in the future.

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

The recent bankruptcy of the crypto exchange FTX has underscored the potential for fraud and manipulation in crypto exchanges generally.  The financial distress experienced by crypto asset market participants as a result of the FTX bankruptcy has already led to the spread of a general contagion among some market participants and may lead to additional regulation of the crypto markets.

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

Lower correlation should not be confused with negative correlation, where the performance of two asset classes would be opposite of each other. There is no historical evidence that the spot price of bitcoin and prices of other financial assets, such as stocks and bonds, are negatively correlated. In the absence of negative correlation, the Fund cannot be expected to be automatically profitable during unfavorable periods for the stock market, or vice versa.

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

Cybersecurity

The Funds and its service providers are susceptible to cyber security risks that include, among other things, theft, unauthorized monitoring, release, misuse, loss, destruction or corruption of confidential and highly restricted data; denial of service attacks; unauthorized access to relevant systems; compromises to networks or devices that the Funds and its service providers use to service the Fund’s operations; and operational disruption or failures in the physical infrastructure or operating systems that support the Funds and its service providers. Cyber-attacks against or security breakdowns of the Funds or its service providers may adversely impact the Funds and its shareholders, potentially resulting in, among other things, financial losses; the inability of Funds shareholders to transact business and the Funds to process transactions; the inability to calculate the Fund’s net asset value; violations of applicable privacy and other laws; regulatory fines, penalties, reputational damage, reimbursement or other compensation costs; and/or additional compliance costs. The Funds may incur additional costs for cyber security risk management and remediation purposes. There can be no assurance that the Funds or their service providers will not suffer losses relating to cyber-attacks or other information security breaches in the future.

Item 1B. Unresolved Staff Comments

There are no unresolved staff comments.

Item 1C. Cybersecurity

The Sponsor has an information security program and policy in place, as mandated by New Regulation S-K Item 106. This program is designed to assess, identify, and manage material risks from cybersecurity threats. Regular reviews of cybersecurity and information technology plans are conducted for key service providers, as part of the Sponsor’s disaster recovery and business continuity planning process. Additionally, the Sponsor evaluates whether any cybersecurity threats, including those resulting from previous incidents, have materially affected or are reasonably likely to materially affect the Trust and the Funds.

Management provides oversight of cybersecurity risks, ensuring alignment with regulatory requirements and industry best practices. Management also plays a crucial role in overseeing the implementation and effectiveness of cybersecurity measures.

Furthermore, the Sponsor conducts regular training sessions for all employees, covering various cybersecurity topics, and disseminates real-time information on cybersecurity matters, as necessary. The information security plan undergoes periodic reviews and updates, at least annually, to adapt to evolving threats and changes in the operating environment, ensuring its continued effectiveness in safeguarding sensitive information and mitigating cybersecurity risks.

Item 2. Properties

Not applicable.

Item 3. Legal Proceedings

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

Following briefing and a hearing, on June 13, 2023, the Court of Chancery ruled that the Rikers are entitled to advancement. As a result of that ruling, the Company has paid to the Rikers, as payment of their fees and costs for the advancement action and as advancement pursuant to the Court ruling, a total of $2,180,464, including interest.

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

Price Range of Shares

The following tables set forth the range of reported high and low closing prices of the shares for each Fund as reported on the NYSE Arca for the fiscal year ended December 31, 2023 and 2022.

The following table sets forth the range of reported high and low closing prices of the shares of the Teucrium Corn Fund (symbol “CORN”) as reported on the NYSE Arca:

Fiscal Year Ended December 31, 2023	High	Low
Quarter Ended
March 31, 2023	$26.97	$24.36
June 30, 2023	$27.20	$22.19
September 30, 2023	$25.17	$21.80
December 31, 2023	$23.10	$21.52

Fiscal Year Ended December 31, 2022	High	Low
Quarter Ended
March 31, 2022	$27.16	$21.50
June 30, 2022	$30.05	$25.16
September 30, 2022	$27.60	$22.89
December 31, 2022	$27.84	$25.55

The following table sets forth the range of reported high and low closing prices of the shares of the Teucrium Soybean Fund (symbol “SOYB”) as reported on the NYSE Arca:

Fiscal Year Ended December 31, 2023	High	Low
Quarter Ended
March 31, 2023	$28.69	$25.96
June 30, 2023	$28.19	$24.06
September 30, 2023	$29.31	$27.07
December 31, 2023	$28.91	$26.64

Fiscal Year Ended December 31, 2022	High	Low
Quarter Ended
March 31, 2022	$28.17	$23.06
June 30, 2022	$29.24	$26.35
September 30, 2022	$27.80	$24.41
December 31, 2022	$28.50	$26.17

The following table sets forth the range of reported high and low closing prices of the shares of the Teucrium Sugar Fund (symbol “CANE”) as reported on the NYSE Arca:

Fiscal Year Ended December 31, 2023	High	Low
Quarter Ended
March 31, 2023	$11.38	$9.17
June 30, 2023	$14.22	$11.59
September 30, 2023	$15.26	$12.82
December 31, 2023	$15.48	$12.14

Fiscal Year Ended December 31, 2022	High	Low
Quarter Ended
March 31, 2022	$9.74	$8.76
June 30, 2022	$10.12	$9.19
September 30, 2022	$9.50	$8.65
December 31, 2022	$9.79	$8.59

The following table sets forth the range of reported high and low closing prices of the shares of the Teucrium Wheat Fund (symbol “WEAT”) as reported on the NYSE Arca:

Fiscal Year Ended December 31, 2023	High	Low
Quarter Ended
March 31, 2023	$8.00	$6.72
June 30, 2023	$7.33	$6.04
September 30, 2023	$7.40	$5.57
December 31, 2023	$6.07	$5.42

Fiscal Year Ended December 31, 2022	High	Low
Quarter Ended
March 31, 2022	$12.36	$7.14
June 30, 2022	$12.35	$9.04
September 30, 2022	$9.15	$7.69
December 31, 2022	$9.36	$7.41

The following table sets forth the range of reported high and low closing prices of the shares of the Teucrium Agricultural Fund (symbol “TAGS”) as reported on the NYSE Arca:

Fiscal Year Ended December 31, 2023	High	Low
Quarter Ended
March 31, 2023	$31.87	$29.58
June 30, 2023	$33.97	$29.54
September 30, 2023	$33.54	$30.18
December 31, 2023	$31.51	$29.15

Fiscal Year Ended December 31, 2022	High	Low
Quarter Ended
March 31, 2022	$34.52	$26.65
June 30, 2022	$36.15	$31.07
September 30, 2022	$31.77	$28.44
December 31, 2022	$31.85	$29.96

The following table sets forth the range of reported high and low closing prices of the shares of the Hashdex Bitcoin Futures ETF Fund (symbol “DEFI”) as reported on the NYSE Arca:

Fiscal Year Ended December 31, 2023	High	Low
Quarter Ended
March 31, 2023	$36.80	$21.48
June 30, 2023	$39.83	$32.37
September 30, 2023	$40.49	$31.15
December 31, 2023	$54.06	$33.09

Fiscal Year Ended December 31, 2022	High	Low
Quarter Ended
From commencement of operations (September 15, 2022) through September 30, 2022	$24.78	$23.77
December 31, 2023	$26.66	$19.77

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
2023

Teucrium Soybean Fund Annual Percentage Change in the Net Asset Value Per Share
30.00%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
2011
2012
2013
2014
2015
2016
2017
2018
2019
2020
2021
2022
2023

Teucrium Sugar Fund Annual Percentage Change in the Net Asset Value Per Share
50.00%
40.00%
30.00%
20.00%
10.00%
0.00%
-10.00%
-20.00%
-30.00%
-40.00%
2011
2012
2013
2014
2015
2016
2017
2018
2019
2020
2021
2022
2023

Teucrium Wheat Fund Annual Percentage Change in the Net Asset Value Per Share
30.00%
20.00%
10.00%
0.00%
-10.00%
-20.00%
-30.00%
-40.00%
2011
2012
2013
2014
2015
2016
2017
2018
2019
2020
2021
2022
2023

Teucrium Agricultural Fund Annual Percentage Change in the Net Asset Value Per Share
40.00%
30.00%
20.00%
10.00%
0.00%
-10.00%
-20.00%
-30.00%
2012
2013
2014
2015
2016
2017
2018
2019
2020
2021
2022
2023

Holders of the Funds

The table below sets forth the approximate number of shareholders for each Fund of the Trust as of December 31, 2023.

Fund	Approximate Number of Shareholders
CORN	14,585
SOYB	6,076
CANE	4,472
WEAT	35,610
TAGS	3,553
DEFI	421

Use of Proceeds

Teucrium Corn Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-162033	30,000,000	June 7, 2010
2	333-187463	-	April 30, 2013
3	333-210010	-	April 29, 2016
4	333-230626	-	April 29, 2019
5	333-237234	10,000,000	May 1, 2020
6	333-248546	20,000,000	October 2, 2020
7	333-263434	Indeterminate Number of Shares	April 7, 2022

From June 9, 2010 (the commencement of operations) through December 31, 2023,  Shares of the Fund were sold at an aggregate offering price of $1,044,252,095. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund from June 9, 2010 (the commencement of operations) through December 31, 2023 in an amount equal to $1,231,762, resulting in net offering proceeds of $1,043,020,333. The offering proceeds were invested in corn futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Teucrium Soybean Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-167590	10,000,000	June 13, 2011
2	333-196210	-	June 30, 2014
3	333-217247	-	May 1, 2017
4	333-223940	5,000,000	April 30, 2018
5	333-241569	15,000,000	August 24, 2020
6	333-263448	Indeterminate Number of Shares	April 7, 2022

From September 19, 2011 (the commencement of the offering) through December 31, 2023, Shares of the Fund were sold at an aggregate offering price of $310,053,827. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through December 31, 2023 in an amount equal to $266,216, resulting in net offering proceeds of $309,787,611. The offering proceeds were invested in soybean futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Teucrium Sugar Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-167585	10,000,000	June 13, 2011
2	333-196211	-	June 30, 2014
3	333-217248	-	May 1, 2017
4	333-223941	5,000,000	April 30, 2018
5	333-248545	15,000,000	October 2, 2020
6	333-263438	Indeterminate Number of Shares	April 7, 2022

From September 19, 2011 (the commencement of the offering) through December 31, 2023, Shares of the Fund were sold at an aggregate offering price of $126,639,200. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through December 31, 2023 in an amount equal to $111,366, resulting in net offering proceeds of $126,527,834. The offering proceeds were invested in sugar futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Teucrium Wheat Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-167591	10,000,000	June 13, 2011
2	333-196209	-	June 30, 2014
3	333-212481	25,050,000	July 15, 2016
4	333-230623	30,000,000	April 29, 2019
5	333-263293	Indeterminate Number of Shares	March 9, 2022

From September 19, 2011 (the commencement of the offering) through December 31, 2023, Shares of the Fund were sold at an aggregate offering price of $1,229,365,336. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through December 31, 2023 in an amount equal to $584,112, resulting in net offering proceeds of $1,228,781,224. The offering proceeds were invested in wheat futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Teucrium Agricultural Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-173691	5,000,000	February 10, 2012
2	333-201953	-	April 30, 2015
3	333-223943	-	April 30, 2018
4	333-254650	-	April 30, 2021
5	333-263450	Indeterminate Number of Shares	April 7, 2022

From March 28, 2012 (the commencement of the offering) through December 31, 2023, Shares of the Fund were sold at an aggregate offering price of $77,555,646. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through December 31, 2023 in an amount equal to $33,246, resulting in net offering proceeds of $77,522,400. The offering proceeds were invested in Shares of the Underlying Funds and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Hashdex Bitcoin Futures ETF

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-256339	Indeterminate Number of Shares	September 14, 2022

From September 16, 2022 (the commencement of the offering) through December 31, 2023, Shares of the Fund were sold at an aggregate offering price of $2,829,029. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through December 31, 2023 in an amount equal to $770, resulting in net offering proceeds of $2,828,259. The offering proceeds were invested in bitcoin futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Issuer Purchases of Equity Securities

The Sponsor, the Trust or any Fund do not purchase shares directly from shareholders; however, the information below details for the current period, October 1, 2023 to December 31, 2023, by month and for the year ended December 31, 2023, the share purchases in connection with the redemption of baskets by Authorized Purchasers.

Issuer Purchases of CORN Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2023	125,000	$22.33	N/A	N/A
November 1 to November 30, 2023	225,000	$22.15	N/A	N/A
December 1 to December 31, 2023	175,000	$21.86	N/A	N/A
Total	525,000	$22.10

January 1 to December 31, 2023	2,900,000	$24.11	N/A	N/A

Issuer Purchases of SOYB Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2023	100,000	$27.12	N/A	N/A
November 1 to November 30, 2023	-	$-	N/A	N/A
December 1 to December 31, 2023	75,000	$27.54	N/A	N/A
Total	175,000	$27.30

January 1 to December 31, 2023	1,425,000	$27.60	N/A	N/A

Issuer Purchases of WEAT Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2023	250,000	$5.73	N/A	N/A
November 1 to November 30, 2023	1,500,000	$5.76	N/A	N/A
December 1 to December 31, 2023	3,025,000	$5.87	N/A	N/A
Total	4,775,000	$5.83

January 1 to December 31, 2023	12,825,000	$6.66	N/A	N/A

Issuer Purchases of CANE Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2023	50,000	$14.84	N/A	N/A
November 1 to November 30, 2023	100,000	$15.21	N/A	N/A
December 1 to December 31, 2023	500,000	$13.67	N/A	N/A
Total	650,000	$14.00

January 1 to December 31, 2023	3,075,000	$12.99	N/A	N/A

Issuer Purchases of TAGS Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2023	37,500	$31.11	N/A	N/A
November 1 to November 30, 2023	50,000	$30.95	N/A	N/A
December 1 to December 31, 2023	12,500	$30.07	N/A	N/A
Total	100,000	$30.90

January 1 to December 31, 2023	637,500	$31.11	N/A	N/A

Issuer Purchases of DEFI Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2023	-	$-	N/A	N/A
November 1 to November 30, 2023	4	$25.00	N/A	N/A
December 1 to December 31, 2023	-	$-	N/A	N/A
Total	4	$25.00

January 1 to December 31, 2023	10,004	$32.39	N/A	N/A

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

Results of Operations

The discussion below addresses the material changes in the results of operations for the year ended December 31, 2023 compared to the years ended December 31, 2022 and 2021. CORN, SOYB, CANE, WEAT and TAGS operated for the entirety of all periods discussed below.  DEFI commenced operations on September 16, 2022.

Total expenses for the current and comparative periods are presented both gross and net of any expenses waived or paid by the Sponsor that would have been incurred by the Funds (“expenses waived by the Sponsor”). For all expenses waived in 2021, 2022 and 2023, the Sponsor has determined that no reimbursement will be sought in future periods. “Total expenses, net,” which is after the impact of any expenses waived by or reimbursed to the Sponsor, are presented in the same manner as previously reported. There is, therefore, no impact to or change in the net gain or net loss in any period for the Trust and each Fund as a result of this change in presentation.

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

On December 31, 2023, the Corn Fund held a total of  CBOT Corn Futures contracts with a notional value of $81,015,700. The contracts had a liability fair value of $2,182,141. The weighting of the notional value of the contracts was weighted as follows: (1) 35% to the MAY24 contracts, the second to expire CBOT Corn Futures Contract, (2) 30% to JUL24 CBOT contracts, the third to expire CBOT Corn Futures Contract, and (3) 35% to DEC24 CBOT contracts, the CBOT Corn Futures Contract expiring in the December following the expiration month of the third to expire contract.

As of December 31, 2023 Compared to December 31, 2022 and 2021

	December 31, 2023	December 31, 2022	December 31, 2021
Total Net Assets	$81,050,442	$152,638,405	$120,846,256
Shares Outstanding	3,750,004	5,675,004	5,600,004
Net Asset Value per share	$21.61	$26.90	$21.58
Closing Price	$21.57	$21.54	$15.58

Total net assets for the Fund decreased year over year by 47%, driven by a decrease in the NAV per share of $5.28 or 20%. The net assets for the Fund decreased by 33% when comparing 2023 to 2021. This change in total net assets year over year, in the opinion of management, was generally due to a combination of depreciation of commodity prices and investor out-flows.

	Year ended	Year ended	Year ended
	December 31, 2023	December 31, 2022	December 31, 2021
Average daily total net assets	$105,415,567	$212,104,084	$150,516,478
Net realized and unrealized (loss) gain on futures contracts	$(27,507,874)	$21,467,120	$51,609,064
Interest income earned on cash and cash equivalents	$5,217,831	$3,437,856	$258,156
Annualized interest yield based on average daily total net assets	4.95%	1.62%	0.17%
Net (loss) Income	$(24,996,285)	$21,256,851	$48,990,754
Weighted average share outstanding	4,424,182	8,002,538	7,790,689
Management Fees	$1,054,156	$2,121,041	$1,505,165
Total gross fees and other expenses excluding management fees	$1,652,086	$1,872,939	$2,431,562
Brokerage Commissions	$65,449	$217,050	$141,674
Expenses waived by the Sponsor	$-	$345,855	$1,060,261
Total gross expense ratio	2.57%	1.88%	2.62%
Total expense ratio net of expenses waived by the Sponsor	3.05%	1.72%	1.91%
Net investment gain	2.38%	0.10%	1.74%
Creation of Shares	975,000	8,050,000	5,025,000
Redemption of Shares	2,900,000	7,975,000	8,325,000

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

The increase in interest and other income year over year was due to an increase in Federal Fund Rates. As a result, the amount of interest income earned as a percentage of average daily total net assets was higher during the year ended December 31, 2023, compared to the years ending 2022 and 2021. The Fund seeks to earn interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper. These interest rate levels may be lower or higher than the projected interest rates stated in the prospectuses and thus will impact your breakeven even point.

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

The decrease in total gross fees and other expenses excluding management fees for the year ended December 31, 2023, compared to 2022 was generally due to the decrease in average assets under management relative to the other Funds. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The decrease in total brokerage commissions for the year ended December 31, 2023, compared to the year ended December 31, 2022, was primarily due to a decrease in contracts purchased, liquidated, and rolled.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to December 31, 2023 and serves to illustrate the relative changes of these components.

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

On December 31, 2023, the Fund held a total of CBOT soybean futures contracts with a notional value of $29,032,763. The contracts had a liability fair value of $1,391,661. The weighting of the notional value of the contracts was weighted as follows: (1) 35% to MAR24 CBOT contracts, (2) 30% to MAY24 CBOT contracts, and (3) 35% to NOV24 CBOT contracts.

As of December 31, 2023 Compared to December 31, 2022 and 2021

	December 31, 2023	December 31, 2022	December 31, 2021
Total Net Assets	$29,056,020	$58,429,985	$44,972,625
Shares Outstanding	1,075,004	2,050,004	1,975,004
Net Asset Value per share	$27.03	$28.50	$22.77
Closing Price	$27.01	$28.50	$22.75

Total net assets for the Fund decreased year over year by 50%, driven by a combination of a decrease in the NAV per share of $1.47 or 5% and a decrease in the shares outstanding of 975,000 shares or 48%. This change year over year, in the opinion of management, was generally due to a combination of depreciation of commodity prices and investor out-flows. The net assets for the Fund decreased by 35% when comparing 2023 to 2021.

	Year ended	Year ended	Year ended
	December 31, 2023	December 31, 2022	December 31, 2021
Average daily total net assets	$36,953,152	$67,772,708	$72,711,004
Net realized and unrealized (loss) gain on futures contracts	$(2,971,479)	$10,197,551	$14,931,299
Interest income earned on cash and cash equivalents	$1,843,080	$1,141,420	$124,186
Annualized interest yield based on average daily total net assets	4.99%	1.68%	0.17%
Net (loss) Income	$(2,257,138)	$10,129,997	$13,627,008
Weighted average share outstanding	1,345,346	2,515,004	3,319,593
Management Fees	$369,531	$677,727	$727,110
Total gross fees and other expenses excluding management fees	$759,208	$620,809	$1,277,381
Brokerage Commissions	$12,517	$27,011	$29,889
Expenses waived by the Sponsor	$-	$89,562	$576,014
Total gross expense ratio	3.05%	1.92%	2.76%
Total expense ratio net of expenses waived by the Sponsor	3.05%	1.78%	1.96%
Net investment gain (loss)	1.93%	(0.10)%	(1.79)%
Creation of Shares	450,000	2,200,000	1,225,000
Redemption of Shares	1,425,000	2,125,000	3,825,000

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

The increase in interest and other income year over year was due to an increase in Federal Fund Rates. As a result, the amount of interest income earned as a percentage of average daily total net assets was higher during the year ended December 31, 2023, compared to the years ending 2022 and 2021. The Fund seeks to earn interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper. These interest rate levels may be lower or higher than the projected interest rates stated in the prospectuses and thus will impact your breakeven even point.

The decrease in management fee paid to the Sponsor compared to the years ending 2022 and 2021 was a result of lower/higher average net assets. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets. Other than the management fee to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day to day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one year, or commitments regardless of the level of assets under management. The structure of the Fund and the nature of the expenses are such that as total net assets grow, there is a scalability of expenses that may allow the total expense ratio to be reduced. However, if total net assets for the Fund fall, the total expense ratio of the Fund will increase unless additional reductions are made by the Sponsor to the daily expense accruals. The Sponsor can elect to adjust the daily expense accruals at its discretion based on market conditions and other Fund considerations.

The increase in total gross fees and other expenses excluding management fees for the year ended December 31, 2023, compared to 2022 was generally due to the increase in average assets under management relative to the other Funds. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The decrease in total brokerage commissions for the year ended December 31, 2023, compared to the year ended December 31, 2022, was primarily due to a decrease in contracts purchased, liquidated, and rolled.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to December 31, 2023 and serves to illustrate the relative changes of these components.

SOYB AUM Analysis
SOYB Shares Outstanding
SOYB AUM
SOYB NAV Per Share
Shares Outstanding (Thousands)
AUM (Million $) & NAV ($ per share)
0
1000
2000
3000
4000
5000
6000
7000
8000
9000
0
20
40
60
80
100
120
140
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
12/31/2023

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

On December 31, 2023, the Fund held a total of  ICE sugar futures contracts with a notional value of $17,717,515. The contracts had a liability fair value of $2,687,998. The weighting of the notional value of the contracts was weighted as follows: (1) 35% to the MAY24 ICE No 11 contracts, (2) 30% to the JUL24 ICE No 11 contracts, and (3) 35% to the MAR25 ICE No 11 contracts.

As of December 31, 2023 Compared to December 31, 2022 and 2021

	December 31, 2023	December 31, 2022	December 31, 2021
Total Net Assets	$17,720,099	$24,262,359	$22,834,664
Shares Outstanding	1,425,004	2,550,004	2,475,004
Net Asset Value per share	$12.44	$9.51	$9.23
Closing Price	$12.40	$9.53	$9.20

Total net assets for the Fund decreased year over year by 27%, driven by a combination of a decrease in total shares outstanding of 1,125,000 or 44% and partially offset by an increase in the NAV per share of $2.92 or 31%. The net assets for the Fund decreased by 22% when comparing 2023 to 2021. This change was, in the opinion of management, due to the stabilization of prices worldwide, strong demand and with modestly higher production.

	Year ended	Year ended	Year ended
	December 31, 2023	December 31, 2022	December 31, 2021
Average daily total net assets	$26,757,409	$27,802,846	$20,416,044
Net realized and unrealized gain (loss) on futures contracts	$7,884,077	$(614,996)	$5,814,245
Interest income earned on cash and cash equivalents	$1,340,056	$452,734	$27,813
Annualized interest yield based on average daily total net assets	5.01%	1.63%	0.14%
Net Income (loss)	$8,364,960	$(672,495)	$5,467,243
Weighted average share outstanding	2,104,388	2,995,004	2,396,442
Management Fees	$267,574	$278,028	$204,160
Total gross fees and other expenses excluding management fees	$591,599	$310,442	$304,949
Brokerage Commissions	$21,903	$33,469	$21,123
Expenses waived by the Sponsor	$-	$78,237	$134,294
Total gross expense ratio	3.21%	2.12%	2.49%
Total expense ratio net of expenses waived by the Sponsor	3.21%	1.84%	1.84%
Net investment gain (loss)	1.80%	0.21%	1.70%
Creation of Shares	1,950,000	2,800,000	1,700,000
Redemption of Shares	3,075,000	2,725,000	1,125,000

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

The increase in interest and other income year over year was due to an increase in Federal Fund Rates. As a result, the amount of interest income earned as a percentage of average daily total net assets was higher during the year ended December 31, 2023, compared to the years ending 2022 and 2021. The Fund seeks to earn interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper. These interest rate levels may be lower or higher than the projected interest rates stated in the prospectuses and thus will impact your breakeven even point.

The decrease/increase in management fee paid to the Sponsor compared to the years ending 2022 and 2021 was a result of lower/higher average net assets. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets. Other than the management fee to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day to day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one year, or commitments regardless of the level of assets under management. The structure of the Fund and the nature of the expenses are such that as total net assets grow, there is a scalability of expenses that may allow the total expense ratio to be reduced. However, if total net assets for the Fund fall, the total expense ratio of the Fund will increase unless additional reductions are made by the Sponsor to the daily expense accruals. The Sponsor can elect to adjust the daily expense accruals at its discretion based on market conditions and other Fund considerations.

The increase in total gross fees and other expenses excluding management fees for the year ended December 31, 2023, compared to 2022 was generally due to the increase in average assets under management relative to the other Funds. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The decrease in total brokerage commissions for the year ended December 31, 2023, compared to the years ended December 31, 2022 and 2021, was primarily due to a decrease in contracts purchased, liquidated, and rolled.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to December 31, 2023 and serves to illustrate the relative changes of these components.

CANE AUM Analysis
CANE Shares Outstanding
CANE AUM
CANE NAV Per Share
Shares Outstanding (Thousands)
AUM (Million $) & NAV ($ per share)
4500
4000
3500
3000
2500
2000
1500
1000
500
0
45
40
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
12/31/2023

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

On December 31, 2023, the Fund held a total of  CBOT wheat futures contracts with a notional value of $184,127,263. The contracts had an asset fair value of $2,237,493 and a liability fair value of $4,575,666. The weighting of the notional value of the contracts was weighted as follows: (1) 35% to MAY24 CBOT contracts, (2) 30% to JUL24 CBOT contracts, and (3) 35% to DEC24 CBOT contracts.

As of  December 31, 2023 Compared December 31, 2022 and 2021

	December 31, 2023	December 31, 2022	December 31, 2021
Total Net Asset	$184,176,669	$228,972,039	$75,621,587
Shares Outstanding	30,800,004	28,675,004	10,250,004
Net Asset Value per share	$5.98	$7.99	$7.38
Closing Price	$5.97	$7.98	$7.39

Total net assets for the Fund decreased year over year by 20%, driven by a combination of an increase in total shares outstanding of 2,125,000 or 7% and offset by a decrease in the NAV per share of $2.01 or 25%. The net assets for the Fund increased by 144% when comparing 2023 to 2021. This change year over year, in the opinion of management, was generally due to a combination of appreciation of commodity prices and investor in-flows which was driven by the war in Ukraine, supply disruptions and rising crop input costs.

	Year ended	Year ended	Year ended
	December 31, 2023	December 31, 2022	December 31, 2021
Average daily total net assets	$187,876,343	$354,950,645	$80,968,189
Net realized and unrealized (loss) gain on futures contracts	$(60,307,502)	$(107,737,217)	$15,740,002
Interest income earned on cash and cash equivalents	$9,252,100	$5,619,025	$131,765
Annualized interest yield based on average daily total net assets	4.92%	1.58%	0.16%
Net (Loss) Income	$(55,972,973)	$(108,450,550)	$14,343,186
Weighted average share outstanding	29,084,936	37,882,059	11,913,086
Management Fees	$1,878,763	$3,549,506	$809,682
Total gross fees and other expenses excluding management fees	$3,038,808	$3,208,016	$1,026,464
Brokerage Commissions	$105,792	$387,999	$47,448
Expenses waived by the Sponsor	$-	$425,164	$307,565
Total gross expense ratio	2.62%	1.90%	2.27%
Total expense ratio net of expenses waived by the Sponsor	2.62%	1.78%	1.89%
Net investment gain (loss)	2.31%	0.20%	1.73%
Creation of Shares	14,950,000	85,350,000	4,050,000
Redemption of Shares	12,825,000	66,925,000	5,150,000

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

The increase in interest and other income year over year was due to an increase in Federal Fund Rates. As a result, the amount of interest income earned as a percentage of average daily total net assets was higher during the year ended December 31, 2023, compared to the years ending 2022 and 2021. The Fund seeks to earn interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper. These interest rate levels may be lower or higher than the projected interest rates stated in the prospectuses and thus will impact your breakeven even point.

The decrease/increase in management fee paid to the Sponsor is a result of higher/lower average net assets. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets. Other than the management fee to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day to day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one year, or commitments regardless of the level of assets under management. The structure of the Fund and the nature of the expenses are such that as total net assets grow, there is a scalability of expenses that may allow the total expense ratio to be reduced. However, if total net assets for the Fund fall, the total expense ratio of the Fund will increase unless additional reductions are made by the Sponsor to the daily expense accruals. The Sponsor can elect to adjust the daily expense accruals at its discretion based on market conditions and other Fund considerations.

The decrease/increase in total gross fees and other expenses excluding management fees for the year ended December 31, 2023, compared to 2022 and 2021 was generally due to the decrease/increase in average assets under management relative to the other Funds. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The decrease in total brokerage commissions for the year ended December 31, 2023, compared to the year ended December 31, 2022 and 2021, was primarily due to a decrease in contracts purchased, liquidated, and rolled.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to December 31, 2023 and serves to illustrate the relative changes of these components.

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

On December 31, 2023, the Fund held: 1) 211,348 shares of CORN with a fair value of $4,567,949; 2) 779,782 shares of WEAT with a fair value of $4,662,940; 3) 168,219 shares of SOYB with a fair value of $4,546,758; and 4) 371,871 shares of CANE with a fair value of $4,624,253. The weighting on December 31, 2023 was 25% to CORN, 25% to WEAT, 25% to SOYB and 25% to CANE.

As of December 31, 2023 Compared to December 31, 2022 and 2021

	December 31, 2023	December 31, 2022	December 31, 2021
Total Net Asset	$18,409,126	$39,575,245	$14,179,655
Shares Outstanding	625,002	1,262,502	525,002
Net Asset Value per share	$29.45	$31.35	$27.01
Closing Price	$29.41	$31.32	$26.94

Total net assets for the Fund decreased year over year by 53%, driven by a combination of a decrease in shares outstanding 637,500 shares or 50% and the NAV per share of $1.89 or 6%. The net assets for the Fund increased by 30% when comparing 2023 to 2021.

	Year ended	Year ended	Year ended
	December 31, 2023	December 31, 2022	December 31, 2021
Average daily total net assets	$27,735,877	$37,414,830	$7,734,716
Net realized and unrealized (loss) gain on securities	$(1,311,862)	$(1,048,858)	$1,408,086
Interest income earned on cash equivalents	$590	$432	$18
Annualized interest yield based on average daily total net assets	0.00%	0.00%	0.00%
Net (Loss) Income	$(1,336,239)	$(1,099,236)	$1,394,914
Weighted average share outstanding	897,742	1,189,659	303,324
Total gross fees and other expenses	$465,158	$313,738	$118,912
Brokerage Commissions	$-	$-	$-
Expenses waived by the Sponsor	$440,191	$262,928	$105,722
Total gross expense ratio	1.68%	0.84%	1.54%
Total expense ratio net of expenses waived by the Sponsor	0.09%	0.14%	0.17%
Net investment (loss)	-0.09%	-0.13%	-0.17%
Creation of Shares	-	1,362,500	537,500
Redemption of Shares	637,500	625,000	87,500

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

The change in total gross fees and other expenses for the year ending December 31, 2023, compared to the years ending 2022 and 2021, was generally due to the decrease/increase in average assets under management. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to December 31, 2023 and serves to illustrate the relative changes of these components.

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

On December 31, 2023, the Fund held a total of  CME bitcoin futures contracts with a notional value of $2,563,050. The contracts had an asset fair value of $129,519 and a liability fair value of $51,376. The weighting of the notional value of the contracts was weighted as follows: (1) 50% to JAN24 CME contracts, (2) 50% to FEB24 CME contracts.

As of December 31, 2023 Compared to December 31, 2022

	December 31, 2023	December 31, 2022
Total Net Asset	$2,536,958	$1,070,263
Shares Outstanding	50,000	50,004
Net Asset Value per share	$50.74	$21.40
Closing Price	$50.73	$21.39

Total net assets for the Fund increased year over year by 137%, driven by an increase in the NAV per share of $29.34 or 137%.

		From the commencement
	Year ended	of operations (September 15, 2022)
	December 31, 2023	through December 31, 2022
Average daily total net assets	$1,885,016	$1,541,903
Net realized and unrealized loss on futures contracts	$1,357,794	$(394,642)
Interest income earned on cash equivalents	$82,970	$12,854
Annualized interest yield based on average daily total net assets	4.40%	0.83%
Net income (loss)	$1,423,046	$(386,037)
Weighted average share outstanding	52,113	66,359
Management Fees	$17,718	$4,249
Total gross fees and other expenses excluding management fees	$271,380	$75,291
Brokerage Commissions	$2,547	$2,218
Expenses waived by the Sponsor	$(271,380)	$(75,291)
Total gross expense ratio	15.34%	17.60%
Total expense ratio net of expenses waived by the Sponsor	0.94%	0.94%
Net investment income	3.46%	-1.90%
Creation of Shares	10,000	100,004
Redemption of Shares	10,004	50,000

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

The increase in interest income is attributable to an increase in the net assets of the Fund and in Federal Funds Rates. The Fund seeks to earn interest and other income in investment grade, short‐duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short‐term Treasury Securities, demand deposits, money market funds and investments in commercial paper. These interest rate levels may be lower or higher than the projected interest rates stated in the prospectuses and thus will impact your breakeven point.

The increase in the management fee is attributable to an increase in the net assets of the Fund. DEFI is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 0.94% per annum. From the Management Fee, the Sponsor pays all of the routine operational, administrative and other ordinary expenses of the Fund, generally as determined by the Sponsor, including but not limited to, fees and expenses of the Administrator, Custodian, Distributor, Transfer Agent, licensors, accounting and audit fees expenses, tax preparation expenses, legal fees, ongoing SEC registration fees, individual Schedule K‐1 preparation and mailing fees, and report preparation and mailing expenses. These fees and expenses are not included in the breakeven table because they are paid for by the Sponsor through the proceeds from the Management Fee. The Fund pays all of its non‐recurring and unusual fees and expenses, if any, as determined by the Sponsor. Non‐recurring and unusual fees and expenses are unexpected or unusual in nature, such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses. Extraordinary fees and expenses also include material expenses which are not currently anticipated obligations of the Fund. Routine operational, administrative, and other ordinary expenses are not deemed extraordinary expenses.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to December 31, 2023 and serves to illustrate the relative changes of these components.

DEFI AUM Analysis
DEFI Shares Outstanding
DEFI AUM
DEFI NAV Per Share
Shares Outstanding (Thousands)
AUM (Million $) & NAV ($ per share)
120
100
80
60
40
20
0
60.0000
50.0000
40.0000
30.0000
20.0000
10.0000
0.0000
6/30/2022
7/31/2022
8/31/2022
9/30/2022
10/31/2022
11/30/2022
12/31/2022
1/31/2023
2/28/2023
3/31/2023
4/30/2023
5/31/2023
6/30/2023
7/31/2023
8/31/2023
9/30/2023
10/31/2023
11/30/2023
12/31/2023

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

During the period from January 1, 2023 through December 31, 2023, the average daily change in the NAV of each Fund was within plus/minus 10 percent of the average daily change in the Benchmark of the Fund, as stated in the prospectus for each Fund.

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

CORN	Q1	Q2	Q3	Q4	Total 2023
Days at premium	31	23	19	15	88
Days at NAV	7	6	6	4	23
Days at discount	24	33	39	44	140

The performance data above for the Teucrium Corn Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

SOYB	Q1	Q2	Q3	Q4	Total 2023
Days at premium	34	30	30	29	123
Days at NAV	4	2	10	9	25
Days at discount	24	30	24	25	103

The performance data above for the Teucrium Soybean Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

CANE	Q1	Q2	Q3	Q4	Total 2023
Days at premium	36	26	25	14	101
Days at NAV	4	8	3	8	23
Days at discount	22	28	36	41	127

The performance data above for the Teucrium Sugar Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

WEAT	Q1	Q2	Q3	Q4	Total 2023
Days at premium	30	31	27	12	100
Days at NAV	10	6	16	12	44
Days at discount	22	25	21	39	107

The performance data above for the Teucrium Wheat Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

TAGS	Q1	Q2	Q3	Q4	Total 2023
Days at premium	42	38	25	14	119
Days at NAV	9	4	0	5	18
Days at discount	11	20	39	44	114

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

DEFI	Q1	Q2	Q3	Q4	Total 2023
Days at premium			3	27	30
Days at NAV			4	5	9
Days at discount			7	31	38

The performance data above for the Hashdex Bitcoin futures ETF Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

Off Balance Sheet Financing

As of December 31, 2023, neither the Trust nor any of the Funds has any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Funds. While the exposure of each Fund under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial positions of each Fund.

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

Quantitative Risk Analysis

CORN:

	December 31, 2023 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of December 31, 2023	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Corn Futures MAY24	1,171	$4.8400	$28,338,200	$25,504,380	$24,087,470	$22,670,560	$31,172,020	$32,588,930	$34,005,840
CBOT Corn Futures JUL24	983	$4.9400	$24,280,100	$21,852,090	$20,638,085	$19,424,080	$26,708,110	$27,922,115	$29,136,120
CBOT Corn Futures DEC24	1,128	$5.0350	$28,397,400	$25,557,660	$24,137,790	$22,717,920	$31,237,140	$32,657,010	$34,076,880
Total CBOT Corn Futures			$81,015,700	$72,914,130	$68,863,345	$64,812,560	$89,117,270	$93,168,055	$97,218,840

Shares outstanding			3,750,004	3,750,004	3,750,004	3,750,004	3,750,004	3,750,004	3,750,004

Net Asset Value per Share attributable directly to CBOT Corn Futures			$21.60	$19.44	$18.36	$17.28	$23.76	$24.84	$25.92
Total Net Asset Value per Share as reported			$21.61
Change in the Net Asset Value per Share				$(2.16)	$(3.24)	$(4.32)	$2.16	$3.24	$4.32

Percent Change in the Net Asset Value per Share				-10.00%	-14.99%	-19.99%	10.00%	14.99%	19.99%

SOYB:

	December 31, 2023 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of December 31, 2023	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT soybean futures MAR24	156	$12.9800	$10,124,400	$9,111,960	$8,605,740	$8,099,520	$11,136,840	$11,643,060	$12,149,280
CBOT soybean futures MAY24	133	$13.0725	$8,693,213	$7,823,891	$7,389,231	$6,954,570	$9,562,534	$9,997,194	$10,431,855
CBOT soybean futures NOV24	164	$12.4575	$10,215,150	$9,193,635	$8,682,878	$8,172,120	$11,236,665	$11,747,423	$12,258,180
Total CBOT Soybean Futures			$29,032,763	$26,129,486	$24,677,849	$23,226,210	$31,936,039	$33,387,677	$34,839,315

Shares outstanding			1,075,004	1,075,004	1,075,004	1,075,004	1,075,004	1,075,004	1,075,004

Net Asset Value per Share attributable directly to CBOT Soybean Futures			$27.01	$24.31	$22.96	$21.61	$29.71	$31.06	$32.41
Total Net Asset Value per Share as reported			$27.03
Change in the Net Asset Value per Share				$(2.70)	$(4.05)	$(5.40)	$2.70	$4.05	$5.40

Percent Change in the Net Asset Value per Share				-9.99%	-14.99%	-19.98%	9.99%	14.99%	19.98%

CANE:

	December 31, 2023 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of December 31, 2023	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
ICE #11 Sugar Futures MAY24	270	$0.2042	$6,175,008	$5,557,507	$5,248,757	$4,940,006	$6,792,509	$7,101,259	$7,410,010
ICE #11 Sugar Futures JUL24	233	$0.2041	$5,326,193	$4,793,574	$4,527,264	$4,260,954	$5,858,812	$6,125,122	$6,391,432
ICE #11 Sugar Futures MAR25	268	$0.2071	$6,216,314	$5,594,683	$5,283,867	$4,973,051	$6,837,945	$7,148,761	$7,459,577
Total ICE #11 Sugar Futures			$17,717,515	$15,945,764	$15,059,888	$14,174,011	$19,489,266	$20,375,142	$21,261,019

Shares outstanding			1,425,004	1,425,004	1,425,004	1,425,004	1,425,004	1,425,004	1,425,004

Net Asset Value per Share attributable directly to ICE #11 Sugar Futures			$12.43	$11.19	$10.57	$9.95	$13.68	$14.30	$14.92
Total Net Asset Value per Share as reported			$12.44
Change in the Net Asset Value per Share				$(1.24)	$(1.86)	$(2.49)	$1.24	$1.86	$2.49

Percent Change in the Net Asset Value per Share				-10.00%	-15.00%	-20.00%	10.00%	15.00%	20.00%

WEAT:

	December 31, 2023 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of December 31, 2023	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Wheat Futures MAY24	2,018	$6.3950	$64,525,550	$58,072,995	$54,846,718	$51,620,440	$70,978,105	$74,204,383	$77,430,660
CBOT Wheat Futures JUL24	1,711	$6.4575	$55,243,913	$49,719,521	$46,957,326	$44,195,130	$60,768,304	$63,530,499	$66,292,695
CBOT Wheat Futures DEC24	1,924	$6.6900	$64,357,800	$57,922,020	$54,704,130	$51,486,240	$70,793,580	$74,011,470	$77,229,360
Total CBOT Wheat Futures			$184,127,263	$165,714,536	$156,508,174	$147,301,810	$202,539,989	$211,746,352	$220,952,715

Shares outstanding			30,800,004	30,800,004	30,800,004	30,800,004	30,800,004	30,800,004	30,800,004

Net Asset Value per Share attributable directly to CBOT Wheat Futures			$5.98	$5.38	$5.08	$4.78	$6.58	$6.87	$7.17
Total Net Asset Value per Share as reported			$5.98
Change in the Net Asset Value per Share				$(0.60)	$(0.90)	$(1.20)	$0.60	$0.90	$1.20

Percent Change in the Net Asset Value per Share				-10.00%	-15.00%	-19.99%	10.00%	15.00%	19.99%

TAGS:

	December 31, 2023 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of December 31, 2023	Number of Shares Held	Closing NAV	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value
Teucrium Corn Fund	211,348	$21.61	$4,567,949	$4,111,154	$3,882,757	$3,654,359	$5,024,744	$5,253,141	$5,481,539
Teucrium Soybean Fund	168,219	$27.03	$4,546,758	$4,092,082	$3,864,744	$3,637,406	$5,001,434	$5,228,772	$5,456,110
Teucrium Sugar Fund	371,871	$12.44	$4,624,253	$4,161,828	$3,930,615	$3,699,402	$5,086,678	$5,317,891	$5,549,104
Teucrium Wheat Fund	779,782	$5.98	$4,662,940	$4,196,646	$3,963,499	$3,730,352	$5,129,234	$5,362,381	$5,595,528
Total value of shares of the Underlying Funds			$18,401,900	$16,561,710	$15,641,615	$14,721,519	$20,242,090	$21,162,185	$22,082,281

Shares outstanding			625,002	625,002	625,002	625,002	625,002	625,002	625,002

Net Asset Value per Share attributable directly to shares of the Underlying Funds			$29.44	$26.50	$25.03	$23.55	$32.39	$33.86	$35.33
Total Net Asset Value per Share as reported			$29.45
Change in the Net Asset Value per Share				$(2.94)	$(4.42)	$(5.89)	$2.94	$4.42	$5.89

Percent Change in the Net Asset Value per Share				-10.00%	-14.99%	-19.99%	10.00%	14.99%	19.99%

DEFI:

	December 31, 2023 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of December 31, 2023	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CME Bitcoin Futures JAN24	6	$424.8500	$1,274,550	$1,147,095	$1,083,368	$1,019,640	$1,402,005	$1,465,733	$1,529,460
CME Bitcoin Futures FEB24	6	$429.5000	$1,288,500	$1,159,650	$1,095,225	$1,030,800	$1,417,350	$1,481,775	$1,546,200
Total CME Bitcoin Futures			$2,563,050	$2,306,745	$2,178,593	$2,050,440	$2,819,355	$2,947,508	$3,075,660

Shares outstanding			50,000	50,000	50,000	50,000	50,000	50,000	50,000

Net Asset Value per Share attributable directly to CME Bitcoin Futures			$51.26	$46.13	$43.57	$41.01	$56.39	$58.95	$61.51
Total Net Asset Value per Share as reported			$50.74
Change in the Net Asset Value per Share				$(5.13)	$(7.69)	$(10.25)	$5.13	$7.69	$10.25

Percent Change in the Net Asset Value per Share				-10.10%	-15.15%	-20.21%	10.10%	15.15%	20.21%

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

The Sponsor, on behalf of the Teucrium Commodity Trust and each of the Funds that is a series of the Trust, assessed the effectiveness of both the Trust’s and each Fund’s internal control over financial reporting as of December 31, 2022. In making this assessment, it used the criteria in the Internal Control - Integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the assessment, management of the Sponsor believes that, as of December 31, 2023, the internal control over financial reporting of both the Trust and each Fund that is a series of the Trust is effective.

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

Management of the Sponsor, including Sal Gilbertie, Principal Executive Officer of the Sponsor, and Cory Mullen-Rusin, Principal Financial Officer of the Sponsor, who perform functions equivalent to those of a principal executive officer and principal financial officer of the Trust if the Trust had any officers, assessed the effectiveness of the Trust’s and each Fund’s internal control over financial reporting as of December 31, 2022. In making this assessment, it used the criteria in the Internal Control - Integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the assessment, Management believes that, as of December 31, 2023, the internal control over financial reporting is effective for the Trust and each Fund thereof.

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

Suite 215

Burlington, Vermont 05401

Phone: (802) 540-0019

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors and executive officers of the Sponsor and persons who are beneficial owners of at least 10% a Fund’s Shares to file with the SEC an Initial Statement of Beneficial Ownership of Securities on Form 3 within ten calendar days of first becoming a director, executive officer or beneficial owner of at least 10% of a Fund’s Shares and a Statement of Changes in Beneficial Ownership of Securities on Form 4 within two business days of a subsequent acquisition or disposition of Shares of a Fund and, unless all reportable transactions were previously reported on Form 3 or Form 4, an Annual Statement of Changes in Beneficial Ownership of Securities on Form 5 within 45 days after the Trust’s fiscal year-end. For the year ended December 31, 2023, based solely on a review of the Section 16(a) reports furnished to the Trust and written representation by the Trust’s Section 16(a) reporting persons, to the best knowledge of the Sponsor, all such filings have been made within these prescribed timeframes.

Item 11. Executive Compensation

The Trust does not directly compensate any of the executive officers of the Sponsor. The executive officers of the Sponsor are compensated by the Sponsor for the work they perform on behalf of the Trust. The Trust does not set the amount or form of any portion of the compensation paid to the executive officers by the Sponsor. Each of the series of the Trust, except for TAGS and DEFI, is obligated to pay a management fee to the Sponsor at an annualized rate of 1.00% of average daily net assets. DEFI is obligated to pay a management fee to the Sponsor at an annualized rate of .94% of average daily net assets. The Sponsor has the right to elect to waive the management fee for any Fund; that election may be changed by the Sponsor. For 2023, the Funds recognized $3,571,797 in management fees to the Sponsor. In addition to the management fee, each Fund reimburses the Sponsor for expenses related to the operation of the Fund. These related party expenses are discussed in the Notes to the Financial Statements for the Trust and each Fund in Part II of this filing.

While as noted above the executive officers of the Sponsor are not compensated directly by the Trust, the Sponsor has adopted compliance policies and procedures effective as of November 14, 2023 as required to comply with NYSE Arca Rule 5.3-E(p) on the recovery of erroneously awarded compensation. The Trust will recover reasonably promptly the amount of any erroneously awarded incentive-based compensation in the event that the Trust is required to prepare an accounting restatement due to the material noncompliance of the Trust with any financial reporting requirement under the securities laws, including any required accounting restatement to correct an error in previously issued financial statements that is material to the previously issued financial statements, or that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

a.

Security Ownership of Certain Beneficial Owners. The following table sets forth information with respect to each person known to own beneficially more than 5% of the outstanding shares of any series in the Trust as of December 31, 2023, based on information known to the Sponsor.

(1) Title of Class	(2) Name and Address of Beneficial Ownership	(3) Amount and Nature of Beneficial Ownership	(4) Percent Class
CORN	TEUCRIUM AGRICULTURAL FUND, BURLINGTON, VT	211,348(1)	5.64%
CORN	HIGHLAND GLOBAL ALLOCATION FUND, DALLAS, TX	206,850(1)	5.52%
SOYB	TEUCRIUM AGRICULTURAL FUND, BURLINGTON, VT	168,219(1)	15.65%
CANE	TEUCRIUM AGRICULTURAL FUND, BURLINGTON, VT	371,871(1)	26.10%
CANE	ALEXANDER C KARP, BEDFORD, NH	72,965(1)	5.12%
WEAT	RUSSEL WEINER TRUSTEE, DELRAY BEACH, FL	2,254,695(1)	7.32%
DEFI	GTS SECURITIES LLC, NEW YORK, NY	10,293(1)	20.58%
DEFI	HASHDEX BITCOIN FUNDO DE, RIO DE JANEIRO, BRAZIL	7,461(1)	14.92%
DEFI	JANE STREET CAPITAL LLC, NEW YORK, NY	4,988(1)	9.98%
DEFI	MARBELL GLOBAL TRADING CORP, RIO DE JANEIRO, BRAZIL	3,890(1)	7.78%

(F)	These individuals and entities have not filed any public reports with the SEC.

b.	Security Ownership of Management

The following table sets forth information regarding the beneficial ownership of shares by the executive officers of the Sponsor as of December 31, 2023. Except as listed, no other executive officer of the Sponsor is a beneficial owner of shares of any series of the Trust.

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

Item 14. Principal Accountant and Audit Fees and Services

Fees paid for services performed by Grant Thornton and PricewaterhouseCoopers, for the years ended December 31, 2023 and December 31, 2022 were:

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
Audit Fees	$548,600	$485,900
Audit-Related Fees	$28,930	$24,295
Tax Fees	$545,000	$498,535
All Other Fees	$392,368	$174,243

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

TEUCRIUM COMMODITY TRUST

FINANCIAL STATEMENTS AS OF December 31, 2023

GRANT THORNTON LLP 757 Third Ave., 9th Floor New York, NY 10017 D+1 212 599 0100 F+1 212 370 4520

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor of

Teucrium Commodity Trust

Opinion on the financial statements

We have audited the accompanying combined statements of assets and liabilities, including the combined schedules of investments of Teucrium Commodity Trust (a Delaware statutory Trust) (the “Trust”) as of December 31, 2023 and 2022, the related combined statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GRANT THORNTON LLP

We have served as the Trust’s auditor since 2014.

New York, New York

February 29, 2024

GT.COM	Grant Thornton LLP is the U.S. member firm of Grant Thornton International Ltd (GTIL). GTIL and each of its member firms are separate legal entities and are not a worldwide partnership.

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2023	December 31, 2022

Assets
Cash and cash equivalents	$292,237,362	$434,062,296
Interest receivable	410,596	317,351
Other assets	5,362	9,069
Capital shares receivable	-	1,344,830
Equity in trading accounts:
Commodity and cryptocurrency futures contracts	2,367,012	8,207,381
Due from broker	30,935,806	61,563,417
Total equity in trading accounts	33,302,818	69,770,798
Total assets	$325,956,138	$505,504,344

Liabilities
Management fee payable to Sponsor	$276,900	$432,882
Other liabilities	242,982	78,880
Payable for Shares redeemed	-	10,183,915
Equity in trading accounts:
Commodity and cryptocurrency futures contracts	10,888,842	29,433,069
Total liabilities	11,408,724	40,128,746

Net Assets	$314,547,414	$465,375,598

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED SCHEDULE OF INVESTMENTS

December 31, 2023

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
U.S. Bank Deposit Account	5.270%	$39,325,186	$39,325,186	12.50%	39,325,186
Goldman Sachs Financial Square Government Fund - Institutional Class	5.250%	80,722,654	80,722,654	25.66	80,722,654
Total money market funds		$120,047,840	$120,047,840	38.16%

	Maturity				Percentage of	Principal
	Date	Yield	Cost	Fair Value	Net Assets	Amount
Commercial Paper
Albemarle Corporation	January 3, 2024	5.770%	$4,950,475	$4,998,428	1.59%	5,000,000
Albemarle Corporation	January 4, 2024	5.753%	4,960,764	4,997,646	1.59	5,000,000
Albemarle Corporation	January 8, 2024	5.738%	4,952,302	4,994,526	1.59	5,000,000
Albemarle Corporation	January 11, 2024	5.808%	4,956,460	4,992,083	1.59	5,000,000
Brookfield Infrastructure Holdings (Canada) Inc.	January 9, 2024	5.794%	4,979,416	4,993,666	1.59	5,000,000
Brookfield Infrastructure Holdings (Canada) Inc.	January 16, 2024	5.853%	4,933,150	4,988,062	1.59	5,000,000
Brookfield Infrastructure Holdings (Canada) Inc.	January 30, 2024	5.814%	3,032,227	3,040,948	0.97	3,055,000
Entergy Corporation	March 1, 2024	5.665%	7,402,875	7,430,625	2.36	7,500,000
FMC Corporation	January 19, 2024	5.816%	7,466,634	7,478,550	2.38	7,500,000
General Motors Financial Company, Inc.	January 18, 2024	5.617%	7,420,795	7,480,486	2.38	7,500,000
General Motors Financial Company, Inc.	January 24, 2024	5.661%	4,941,417	4,982,271	1.58	5,000,000
General Motors Financial Company, Inc.	February 9, 2024	5.700%	7,397,667	7,454,648	2.37	7,500,000
Harley-Davidson Financial Services, Inc.	January 9, 2024	5.843%	4,949,066	4,993,634	1.59	5,000,000
Harley-Davidson Financial Services, Inc.	February 1, 2024	5.867%	7,441,200	7,462,800	2.37	7,500,000
Harley-Davidson Financial Services, Inc.	February 14, 2024	5.927%	7,421,323	7,446,741	2.37	7,500,000
National Fuel Gas Company	January 8, 2024	5.867%	4,960,800	4,994,400	1.59	5,000,000
National Fuel Gas Company	January 26, 2024	5.941%	2,478,948	2,489,879	0.79	2,500,000
Oracle Corporation	March 6, 2024	5.562%	4,934,904	4,950,799	1.57	5,000,000
Stanley Black & Decker, Inc.	January 22, 2024	5.807%	7,437,063	7,475,063	2.38	7,500,000
V.F. Corporation	January 17, 2024	5.674%	4,936,679	4,987,645	1.59	5,000,000
V.F. Corporation	January 18, 2024	5.606%	4,947,292	4,987,014	1.59	5,000,000
V.F. Corporation	January 25, 2024	5.910%	4,928,362	4,950,783	1.57	4,970,000
WGL Holdings, Inc.	January 3, 2024	5.793%	4,981,792	4,998,416	1.59	5,000,000
WGL Holdings, Inc.	January 12, 2024	5.849%	7,461,666	7,486,824	2.38	7,500,000
Walgreens Boots Alliance, Inc.	January 12, 2024	6.028%	7,950,009	7,985,529	2.54	8,000,000
Total Commercial Paper			$142,223,286	$143,041,466	45.50%
Total Cash Equivalents				$263,089,306	83.66%

	Number of		Percentage of	Notional Amount
	Contracts	Fair Value	Net Assets	(Long Exposure)
Commodity and Cryptocurrency futures contracts
United States wheat futures contracts
CBOT wheat futures MAY24	2,018	$363,500	0.12%	$64,525,550
CBOT wheat futures JUL24	1,711	1,873,993	0.60	55,243,913

United States CME Bitcoin futures contracts
CME Bitcoin futures JAN24	6	129,519	0.04	1,274,550
Total commodity and cryptocurrency futures contracts		$2,367,012	0.76%	$121,044,013

	Number of		Percentage of	Notional Amount
Description: Liabilities	Contracts	Fair Value	Net Assets	(Long Exposure)

Commodity and Cryptocurrency futures contracts
United States corn futures contracts
CBOT corn futures MAY24	1,171	$1,102,254	0.35%	$28,338,200
CBOT corn futures JUL24	983	384,407	0.12	24,280,100
CBOT corn futures DEC24	1,128	695,480	0.22	28,397,400

United States soybean futures contracts
CBOT soybean futures MAR24	156	617,118	0.20	10,124,400
CBOT soybean futures MAY24	133	633,749	0.20	8,693,213
CBOT soybean futures NOV24	164	140,794	0.04	10,215,150

United States sugar futures contracts
ICE sugar futures MAY24	270	1,051,261	0.33	6,175,008
ICE sugar futures JUL24	233	1,128,473	0.36	5,326,193
ICE sugar futures MAR25	268	508,264	0.16	6,216,314

United States wheat futures contracts
CBOT wheat futures DEC24	1,924	4,575,666	1.45	64,357,800

United States CME Bitcoin futures contracts
CME Bitcoin futures FEB24	6	51,376	0.02	1,288,500
Total commodity and cryptocurrency futures contracts		$10,888,842	3.45%	$193,412,278

			Percentage of
Exchange-traded funds*	Cost	Fair Value	Net Assets	Shares
Teucrium Corn Fund		$4,567,949	1.45%	211,348
Teucrium Soybean Fund		4,546,758	1.45	168,219
Teucrium Sugar Fund		4,624,253	1.47	371,871
Teucrium Wheat Fund		4,662,940	1.48	779,782
Total exchange-traded funds	$19,469,359	$18,401,900	5.85%

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

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF OPERATIONS

	Year ended	Year ended	Year ended
	December 31, 2023	December 31, 2022	December 31, 2021
Income
Realized and unrealized gain (loss) on trading of commodity and cryptocurrency futures contracts:
Realized (loss) gain on commodity and cryptocurrency futures contracts	$(94,248,842)	$(43,176,670)	$117,839,481
Net change in unrealized appreciation (depreciation) on commodity and cryptocurrency futures contracts	12,703,858	(33,905,514)	(29,744,871)
Interest income	17,736,627	10,664,323	541,938
Total (loss) income	(63,808,357)	(66,417,861)	88,636,548

Expenses
Management fees	3,587,742	6,630,551	3,246,117
Professional fees	1,919,411	1,432,587	1,089,756
Distribution and marketing fees	4,007,582	4,075,048	3,281,450
Custodian fees and expenses	428,243	410,660	363,000
Business permits and licenses fees	141,582	157,326	123,465
General and administrative expenses	281,413	323,468	301,580
Other expenses	8	2,147	17
Total expenses	10,365,981	13,031,787	8,405,385

Expenses waived by the Sponsor	(711,571)	(1,277,037)	(2,183,856)

Total expenses, net	9,654,410	11,754,750	6,221,529

Net (loss) income	$(73,462,767)	$(78,172,611)	$82,415,019

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF CHANGES IN NET ASSETS

	Year ended	Year ended	Year ended
	December 31, 2023	December 31, 2022	December 31, 2021
Operations
Net (loss) income	$(73,462,767)	$(78,172,611)	$82,415,019
Capital transactions
Issuance of Shares	157,540,127	1,251,138,564	176,346,175
Redemption of Shares	(254,764,480)	(945,423,586)	(293,409,949)
Net change in the cost of the Underlying Funds	19,858,936	(26,443,537)	(11,187,671)
Total capital transactions	(77,365,417)	279,271,441	(128,251,445)

Net change in net assets	(150,828,184)	201,098,830	(45,836,426)

Net assets, beginning of period	465,375,598	264,276,768	310,113,194

Net assets, end of period	$314,547,414	$465,375,598	$264,276,768

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF CASH FLOWS

	Year ended	Year ended	Year ended
	December 31, 2023	December 31, 2022	December 31, 2021
Cash flows from operating activities:
Net (loss) income	$(73,462,767)	$(78,172,611)	$82,415,019
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Net change in unrealized (appreciation) depreciation on commodity and cryptocurrency futures contracts	(12,703,858)	33,905,514	29,744,871
Changes in operating assets and liabilities:
Due from broker	30,627,611	(60,950,291)	(613,126)
Interest receivable	(93,245)	(300,369)	-
Other assets	3,707	(8,069)	(962)
Due to broker	-	(888,877)	(26,389,281)
Management fee payable to Sponsor	(155,982)	205,103	(36,930)
Payable for purchases of commercial paper	-	(13,050)	(9,995,298)
Other liabilities	164,102	(37,523)	57,885
Net cash (used in) provided by operating activities	(55,620,432)	(106,260,173)	75,182,178

Cash flows from financing activities:
Proceeds from sale of Shares	158,884,957	1,249,793,734	176,654,005
Redemption of Shares	(264,948,395)	(935,239,671)	(297,814,864)
Net change in cost of the Underlying Funds	19,858,936	(26,443,537)	(11,187,671)
Net cash (used in) provided by financing activities	(86,204,502)	288,110,526	(132,348,530)

Net change in cash and cash equivalents	(141,824,934)	181,850,353	(57,166,352)
Cash and cash equivalents, beginning of period	434,062,296	252,211,943	309,378,295
Cash and cash equivalents, end of period	$292,237,362	$434,062,296	$252,211,943

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

December 31, 2023

Note 1 - Organization and Operation

Teucrium Commodity Trust (“Trust”), a Delaware statutory trust organized on September 11, 2009, is a series trust consisting of six series: Teucrium Corn Fund (“CORN”), Teucrium Sugar Fund (“CANE”), Teucrium Soybean Fund (“SOYB”), Teucrium Wheat Fund (“WEAT”), Teucrium Agricultural Fund (“TAGS”) and Hashdex Bitcoin Futures ETF (‘DEFI”). All these series of the Trust are collectively referred to as the “Funds” and singularly as the “Fund.” Collectively, CORN, CANE, SOYB, and WEAT are referred to as the “Agricultural Funds." Each Fund is a commodity pool that is a series of the Trust. The Funds issue common units, called the “Shares,” representing fractional undivided beneficial interests in a Fund. The Trust and the Funds operate pursuant to the Trust’s Fifth Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”).

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

The Sponsor employs Foreside Fund Services, LLC, ("Foreside" or the "Distributor") a wholly owned subsidiary of Foreside Financial Group, LLC (d/b/a ACA Group), as the Distributor for the Fund. The Distribution Services Agreement among the Distributor, the Sponsor, and the Trust calls for the Distributor to work with the Transfer Agent in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into an agreement under which certain employees and officers of the Sponsor are licensed as registered representatives of the Distributor. These persons engage in certain marketing activities for the Fund. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. These services are recorded in distribution and marketing fees on the combined statements of operations. A summary of these expenses is included below.

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

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Amount Recognized for Custody Services	$428,243	$410,660	$363,000
Amount of Custody Services Waived	$22,857	$42,625	$120,850

Amount Recognized for Distribution Services	$155,431	$200,313	$186,531
Amount of Distribution Services Waived	$8,853	$48,593	$94,724

Amount Recognized for Wilmington Trust	$3,300	$3,300	$3,300
Amount of Wilmington Trust Waived	$171	$550	$991

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

The Trust and Funds qualify as an investment company solely for accounting purposes and not for any other purpose and follow the accounting and reporting guidance under the Financial Accounting Standards Board Accounting Standards Codification Topic 946, Financial Services - Investment Companies, but are not registered, and are not required to be registered, as an investment company under the Investment Company Act of 1940, as amended.

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

Brokerage Commissions

The Sponsor recognizes the expense for brokerage commissions for futures contract trades on a per-trade basis. The below table shows the amounts included on the statements of operations as total brokerage commissions paid inclusive of unrealized loss for the years ended December 31, 2023, 2022, and 2021. For DEFI, for the Year Ended December 31, 2022, the brokerage commissions presented represent the brokerage commissions for the period from the commencement of operations through December 31, 2022.

	CORN	SOYB	CANE	WEAT	TAGS	DEFI	TRUST
Year Ended December 31, 2023	$65,449	$12,516	$21,902	$105,792	$-	$2,546	$208,205
Year Ended December 31, 2022	$217,050	$27,011	$33,469	$387,999	$-	$2,217	$667,746
Year Ended December 31, 2021	$141,674	$29,889	$21,123	$47,448	$-	$-	$240,134

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

The Funds are required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Funds file income tax returns in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2021 to 2023, the Funds remain subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Funds recording a tax liability that reduces net assets. Based on their analysis, the Funds have determined that they have not incurred any liability for unrecognized tax benefits for the years ended December 31, 2023, 2022, and 2021. However, the Funds’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Funds recognize interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized for the years ending December 31, 2023, 2022, and 2021.

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

	As of December 31, 2023	As of December 31, 2022	As of December 31, 2021
Money Market Funds	$120,047,840	$188,640,417	$32,968,833
Demand Deposit Savings Accounts	29,148,056	46,061,819	99,262,744
Commercial Paper	143,041,466	199,360,060	119,980,366
Total cash and cash equivalents as presented on the combined Statement of Assets and Liabilities	$292,237,362	$434,062,296	$252,211,943

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

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Recognized Related Party Transactions	$2,656,282	$2,721,842	$2,321,539
Waived Related Party Transactions	$70,069	$518,599	$1,052,715

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

	CORN	SOYB	CANE	WEAT	TAGS	DEFI	Trust
Year Ended December 31, 2023	$-	$-	$-	$-	$440,191	$271,380	$711,571
Year Ended December 31, 2022	$345,855	$89,562	$78,237	$425,164	$262,928	$75,291	$1,277,037
Year Ended December 31, 2021	$1,060,261	$576,014	$134,294	$307,565	$105,722	$-	$2,183,856

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

On December 31, 2023 and 2022, in the opinion of the Trust, the reported value at the close of the market for each commodity contract fairly reflected the value of the futures and no alternative valuations were required. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Funds consider the average volume of the specific underlying futures contracts traded on the relevant exchange for the years being reported.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) issued ASU 2023-06 – Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The amendments require an entity to disclose its accounting policy for where cash flows associated with derivative instruments and their related gains and losses are presented. The Trust and Funds already disclose the accounting policy related to the derivative gains and losses presented on the cash flow statement. The amendment was adopted early for the period ended December 31, 2023. There is no impact to the financial statements of the Trust or the Funds.

The FASB issued ASU 2023-01, related to Leases – (Topic 842). The response to concerns about applying Topic 842 to related party arrangements between entities under common control. The update was adopted early for the quarter ended March 31, 2023; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Funds.

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

Note 4 - Fair Value Measurements

The Trust’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Trust’s significant accounting policies in Note 3. The following table presents information about the Trust’s assets and liabilities measured at fair value as of December 31, 2023 and December 31, 2022:

December 31, 2023

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2023
Cash Equivalents	$263,089,306	$-	$-	$263,089,306
Commodity and Cryptocurrency Futures Contracts
Wheat futures contracts	2,237,493	-	-	2,237,493
Bitcoin futures contracts	129,519	-	-	129,519
Total	$265,456,318	$-	$-	$265,456,318

Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2023
Commodity and Cryptocurrency Futures Contracts
Corn futures contracts	$2,182,141	$-	$-	$2,182,141
Soybean futures contracts	1,391,661	-	-	1,391,661
Sugar futures contracts	2,687,998	-	-	2,687,998
Wheat futures contracts	4,575,666	-	-	4,575,666
Bitcoin futures contracts	51,376	-	-	51,376
Total	$10,888,842	$-	$-	$10,888,842

December 31, 2022

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2022
Cash Equivalents	$388,000,477	$-	$-	$388,000,477
Commodity Futures Contracts
Corn futures contracts	1,585,798	-	-	1,585,798
Soybean futures contracts	2,520,370	-	-	2,520,370
Sugar futures contracts	911,329	-	-	911,329
Wheat futures contracts	3,160,732	-	-	3,160,732
Bitcoin futures contracts	29,152	-	-	29,152
Total	$396,207,858	$-	$-	$396,207,858

Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2022
Commodity Futures Contracts
Corn futures contracts	$2,967,103	$-	$-	$2,967,103
Sugar futures contracts	85,128	-	-	85,128
Wheat futures contracts	26,380,838	-	-	26,380,838
Total	$29,433,069	$-	$-	$29,433,069

For the years ended December 31, 2023 and 2022, the Funds did not have any significant transfers between any of the levels of the fair value hierarchy. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

See the Fair Value - Definition and Hierarchy section in Note 4 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 - Derivative Instruments and Hedging Activities

In the normal course of business, the Funds utilize derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Funds’ derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Funds are also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the years ended December 31, 2023 and 2022, the Funds invested only in commodity and cryptocurrency futures contracts specifically related to each Fund.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCMs, Marex and StoneX as of December 31, 2023 and 2022. *The amount of collateral presented in Collateral, Due from Broker, is limited to the liability for the futures contracts and accordingly does not include the excess collateral pledged.

Offsetting of Financial Assets and Derivative Assets as of December 31, 2023

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity and Cryptocurrency Price
Wheat futures contracts	$2,237,493	$-	$2,237,493	$2,237,493	$-	$-
Bitcoin futures contracts	$129,519	$-	$129,519	$51,376	$-	$78,143

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2023

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity and Cryptocurrency Price
Corn futures contracts	$2,182,141	$-	$2,182,141	$-	$2,182,141	$-
Soybean futures contracts	$1,391,661	$-	$1,391,661	$-	$1,391,661	$-
Sugar futures contracts	$2,687,998	$-	$2,687,998	$-	$2,687,998	$-
Wheat futures contracts	$4,575,666	$-	$4,575,666	$2,237,493	$2,338,173	$-
Bitcoin futures contracts	$51,376	$-	$51,376	$51,376	$-	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2022

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity and Cryptocurrency Price
Corn futures contracts	$1,585,798	$-	$1,585,798	$1,585,798	$-	$-
Soybean futures contracts	$2,520,370	$-	$2,520,370	$-	$-	$2,520,370
Sugar futures contracts	$911,329	$-	$911,329	$85,128	$-	$826,201
Wheat futures contracts	$3,160,732	$-	$3,160,732	$3,160,732	$-	$-
Bitcoin futures contracts	$29,152	$-	$29,152	$-	$-	$29,152

Offsetting of Financial Liabilities and Derivative Liabilities as of  December 31, 2022

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity Price
Corn futures contracts	$2,967,103	$-	$2,967,103	$1,585,798	$1,381,305	$-
Sugar futures contracts	$85,128	$-	$85,128	$85,128	$-	$-
Wheat futures contracts	$26,380,838	$-	$26,380,838	$3,160,732	$23,220,106	$-

The following is a summary of realized and net change in unrealized gains (losses) of the derivative instruments utilized by the Trust:

Year ended December 31, 2023

	Realized (Loss) Gain on Commodity and Cryptocurrency Futures Contracts	Net Change in Unrealized (Depreciation) Appreciation on Commodity and Cryptocurrency Futures Contracts
Commodity and Cryptocurrency Price
Corn futures contracts	$(26,707,038)	$(800,836)
Soybean futures contracts	940,552	(3,912,031)
Sugar futures contracts	11,398,276	(3,514,199)
Wheat futures contracts	(81,189,435)	20,881,933
Bitcoin futures contracts	1,308,803	48,991
Total commodity futures contracts	$(94,248,842)	$12,703,858

Year ended December 31, 2022

	Realized Gain (Loss) on Commodity and Cryptocurrency Futures Contracts	Net Change in Unrealized (Depreciation) Appreciation on Commodity and Cryptocurrency Futures Contracts
Commodity Price
Corn futures contracts	$28,784,977	$(7,317,857)
Soybean futures contracts	10,362,032	(164,481)
Sugar futures contracts	(442,477)	(172,519)
Wheat futures contracts	(81,457,408)	(26,279,809)
Bitcoin futures contracts	(423,794)	29,152
Total commodity futures contracts	$(43,176,670)	$(33,905,514)

Year ended December 31, 2021

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$65,827,118	$(14,218,054)
Soybean futures contracts	27,370,674	(12,439,375)
Sugar futures contracts	6,223,228	(408,983)
Wheat futures contracts	18,418,461	(2,678,459)
Total commodity futures contracts	$117,839,481	$(29,744,871)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $348.7 million in 2023, $653.8 million in 2022, and $321.8 million in 2021.

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

Note 7 - Detail of the net assets and shares outstanding of the Funds that are a series of the Trust

The following are the net assets and shares outstanding of each Fund that is a series of the Trust and, thus, in total, comprise the combined net assets of the Trust:

December 31, 2023

	Outstanding Shares	Net Assets
Teucrium Corn Fund	3,750,004	$81,050,442
Teucrium Soybean Fund	1,075,004	29,056,020
Teucrium Sugar Fund	1,425,004	17,720,099
Teucrium Wheat Fund	30,800,004	184,176,669
Hashdex Bitcoin Futures ETF	50,000	2,536,958
Teucrium Agricultural Fund:	625,002
Net assets including the investment in the Underlying Funds		18,409,126
Less: Investment in the Underlying Funds		18,401,900
Net for the Fund in the combined net assets of the Trust		7,226
Total		$314,547,414

December 31, 2022

	Outstanding Shares	Net Assets
Teucrium Corn Fund	5,675,004	$152,638,405
Teucrium Soybean Fund	2,050,004	58,429,985
Teucrium Sugar Fund	2,550,004	24,262,359
Teucrium Wheat Fund	28,675,004	228,972,039
Hashdex Bitcoin Futures ETF	50,004	1,070,263
Teucrium Agricultural Fund:	1,262,502
Net assets including the investment in the Underlying Funds		39,575,245
Less: Investment in the Underlying Funds		39,572,698
Net for the Fund in the combined net assets of the Trust		2,547
Total		$465,375,598

The detailed information for the subscriptions and redemptions, and other financial information for each Fund that is a series of the Trust are included in the accompanying financial statements of each Fund.

Note 8 - Subsequent Events

Management has evaluated the financial statements for the year-ended December 31, 2023 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Trust and Funds other than those noted below:

CORN:

Nothing to report.

SOYB:

Nothing to report.

CANE:

Nothing to report.

WEAT:

Nothing to report.

TAGS:

Nothing to report.

DEFI:

As reported by the registrant on a Form 8-K filed with the Securities and Exchange Commission on November 7, 2023 (File No. 001-34765), Teucrium Commodity Trust (the “Teucrium Trust”), on behalf of its series, Hashdex Bitcoin Futures ETF (“Acquired Fund”), and Tidal Commodities Trust I (“Acquiring Trust”), on behalf of its series, Hashdex Bitcoin Futures ETF (“Acquiring Fund”), entered into an Agreement and Plan of Partnership Merger and Liquidation dated as of October 30, 2023 (the “Plan of Merger”). The Merger closed on January 3, 2024 (the “Closing Date”).

Pursuant to the Plan of Merger, each Acquired Fund shareholder received one share of the Acquiring Fund for every one share of the Acquired Fund held on the Closing Date based on the net asset value per share of the Acquiring Fund being equal to the net asset value per share of the Acquired Fund determined immediately prior to the Merger closing. Upon the Merger closing, the Acquiring Fund acquired all the assets of the Acquired Fund and assumed all the liabilities of the Acquired Fund. Upon the Merger closing, the Plan of Merger caused all of the Acquired Fund’s shares to be cancelled and the Acquired Fund to be liquidated.

The sponsor of the Teucrium Trust, Teucrium Trading, LLC (“Teucrium”), is not receiving any compensation dependent on the consummation of the Merger. Pursuant to a certain Amended and Restated ‘33 Act Fund Platform Support Agreement, as amended (the “Support Agreement”) among Tidal Investments LLC (f/k/a Toroso Investments, LLC) (“Tidal”), Tidal ETF Services, LLC, Hashdex Asset Management Ltd., and Teucrium, Tidal has agreed to provide Teucrium after the Merger with a monthly amount equal to the greater of seven percent (7%) of the management fee paid to Tidal from the Acquiring Fund and 0.04% of monthly average net assets of the Acquiring Fund (“Teucrium Compensation”). Any payment of the Teucrium Compensation will be made from the resources of Tidal and not from the assets of the Acquiring Fund.

The divestiture of DEFI from the Teucrium Commodity Trust represented a reduction of less than 1% of the Trusts' net assets. The Sponsor has determined that the impact, if any, to the Trust is immaterial.

GRANT THORNTON LLP 757 Third Ave., 9th Floor New York, NY 10017 D+1 212 599 0100 F+1 212 370 4520

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor and Shareholders of

Teucrium Corn Fund

Opinion on the financial statements

We have audited the accompanying statements of assets and liabilities, including the schedules of investments of Teucrium Corn Fund, a series of Teucrium Commodity Trust (the “Fund”) as of December 31, 2023 and 2022, the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GRANT THORNTON LLP

We have served as the Fund’s auditor since 2014.

New York, New York

February 29, 2024

GT.COM	Grant Thornton LLP is the U.S. member firm of Grant Thornton International Ltd (GTIL). GTIL and each of its member firms are separate legal entities and are not a worldwide partnership.

TEUCRIUM CORN FUND

STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2023	December 31, 2022

Assets
Cash and cash equivalents	$76,745,471	$142,434,737
Interest receivable	105,283	125,014
Other assets	-	854
Capital shares receivable	-	1,344,830
Equity in trading accounts:
Commodity futures contracts	-	1,585,798
Due from broker	6,533,938	11,625,331
Total equity in trading accounts	6,533,938	13,211,129
Total assets	83,384,692	157,116,564

Liabilities
Management fee payable to Sponsor	71,506	144,877
Other liabilities	80,603	21,349
Payable for shares redeemed	-	1,344,830
Equity in trading accounts:
Commodity futures contracts	2,182,141	2,967,103
Total liabilities	2,334,250	4,478,159

Net assets	$81,050,442	$152,638,405

Shares outstanding	3,750,004	5,675,004

Shares authorized	*	*

Net asset value per share	$21.61	$26.90

Market value per share	$21.57	$26.93

*On April 7, 2022, the Teucrium Corn Fund registered an indeterminate number of shares for the Fund pursuant to Rule 456(d) under the Securities Act of 1933.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

SCHEDULE OF INVESTMENTS

December 31, 2023

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
U.S. Bank Deposit Account	5.270%	$7,523,423	$7,523,423	9.28%	7,523,423
Goldman Sachs Financial Square Government Fund - Institutional Class	5.250%	19,050,119	19,050,119	23.51	19,050,119
Total money market funds		$26,573,542	$26,573,542	32.79%

	Maturity				Percentage of
	Date	Yield	Cost	Fair Value	Net Assets	Principal Amount
Commercial Paper
Albemarle Corporation	January 3, 2024	5.770%	4,950,475	$4,998,428	6.17%	5,000,000
Albemarle Corporation	January 11, 2024	5.808%	2,478,230	2,496,042	3.08	2,500,000
Brookfield Infrastructure Holdings (Canada) Inc.	January 9, 2024	5.794%	2,489,708	2,496,833	3.08	2,500,000
Brookfield Infrastructure Holdings (Canada) Inc.	January 16, 2024	5.853%	2,466,575	2,494,031	3.08	2,500,000
Entergy Corporation	March 1, 2024	5.665%	2,467,625	2,476,875	3.06	2,500,000
FMC Corporation	January 19, 2024	5.816%	2,488,878	2,492,850	3.07	2,500,000
Harley-Davidson Financial Services, Inc.	January 9, 2024	5.843%	2,474,533	2,496,817	3.08	2,500,000
Harley-Davidson Financial Services, Inc.	February 1, 2024	5.867%	2,480,400	2,487,600	3.07	2,500,000
Harley-Davidson Financial Services, Inc.	February 14, 2024	5.927%	2,473,774	2,482,247	3.06	2,500,000
National Fuel Gas Company	January 8, 2024	5.867%	2,480,400	2,497,200	3.08	2,500,000
Oracle Corporation	March 6, 2024	5.562%	2,467,452	2,475,400	3.05	2,500,000
V.F. Corporation	January 18, 2024	5.606%	2,473,646	2,493,507	3.08	2,500,000
WGL Holdings, Inc.	January 3, 2024	5.793%	2,490,896	2,499,208	3.08	2,500,000
WGL Holdings, Inc.	January 12, 2024	5.849%	2,487,222	2,495,608	3.08	2,500,000
Walgreens Boots Alliance, Inc.	January 12, 2024	6.028%	2,484,378	2,495,478	3.08	2,500,000
Total Commercial Paper			$39,654,192	$39,878,124	49.20%
Total Cash Equivalents				$66,451,666	81.99%

	Number of		Percentage of	Notional Amount
Description: Liabilities	Contracts	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT corn futures MAY24	1,171	$1,102,254	1.36%	$28,338,200
CBOT corn futures JUL24	983	384,407	0.47	24,280,100
CBOT corn futures DEC24	1,128	695,480	0.86	28,397,400
Total commodity futures contracts		$2,182,141	2.69%	$81,015,700

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

SCHEDULE OF INVESTMENTS

December 31, 2022

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X	4.105%	$3,498,444	$3,498,444	2.29%	3,498,444
Goldman Sachs Financial Square Government Fund - Institutional Class	4.140%	49,057,471	49,057,471	32.14	49,057,471
Total money market funds		$52,555,915	$52,555,915	34.43%

	Maturity				Percentage of
	Date	Yield	Cost	Fair Value	Net Assets	Principal Amount
Commercial Paper
Brookfield Infrastructure Holdings (Canada) Inc.	January 17, 2023	4.742%	7,438,744	$7,484,443	$4.90	7,500,000
CNH Industrial Capital LLC	January 23, 2023	4.566%	2,483,750	2,493,125	1.63	2,500,000
CNH Industrial Capital LLC	February 13, 2023	4.780%	4,949,736	4,971,931	3.26	5,000,000
Crown Castle Inc.	January 10, 2023	4.877%	2,481,000	2,497,000	1.64	2,500,000
Crown Castle Inc.	January 12, 2023	4.765%	4,979,764	4,992,820	3.27	5,000,000
Entergy Corporation	January 4, 2023	4.311%	2,481,702	2,499,115	1.64	2,500,000
General Motors Financial Company, Inc.	January 10, 2023	4.618%	7,449,762	7,491,469	4.91	7,500,000
General Motors Financial Company, Inc.	January 18, 2023	4.473%	2,472,806	2,494,806	1.63	2,500,000
Harley-Davidson Financial Services, Inc.	January 3, 2023	4.721%	2,482,562	2,499,354	1.64	2,500,000
Harley-Davidson Financial Services, Inc.	January 25, 2023	4.944%	7,458,402	7,475,650	4.90	7,500,000
Harley-Davidson Financial Services, Inc.	February 2, 2023	5.104%	2,479,781	2,488,844	1.63	2,500,000
Hyundai Capital America	January 10, 2023	4.000%	2,475,911	2,497,536	1.64	2,500,000
ITT Inc.	January 19, 2023	4.475%	2,482,544	2,494,487	1.63	2,500,000
Jabil Inc.	January 13, 2023	5.073%	4,980,555	4,991,667	3.27	5,000,000
Oracle Corporation	January 17, 2023	4.361%	2,482,980	2,495,222	1.63	2,500,000
V.F. Corporation	February 2, 2023	4.669%	1,986,711	1,991,822	1.30	2,000,000
Walgreens Boots Alliance, Inc.	February 28, 2023	4.827%	2,479,549	2,480,868	1.63	2,500,000
Total Commercial Paper			$64,046,259	$64,340,159	42.15%
Total Cash Equivalents				$116,896,074	76.58%

	Number of		Percentage of	Notional Amount
	Contracts	Fair Value	Net Assets	(Long Exposure)
Commodity futures contracts
United States corn futures contracts
CBOT corn futures JUL23	1,363	$1,585,798	1.04%	$45,779,763

	Number of		Percentage of	Notional Amount
Description: Liabilities	Contracts	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT corn futures MAY23	1,575	$751,309	0.49%	$53,392,500
CBOT corn futures DEC23	1,750	2,215,794	1.45	53,440,625
Total commodity futures contracts		$2,967,103	1.94%	$106,833,125

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF OPERATIONS

	Year ended	Year ended	Year ended
	December 31, 2023	December 31, 2022	December 31, 2021
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized (loss) gain on commodity futures contracts	$(26,707,038)	$28,784,977	$65,827,118
Net change in unrealized depreciation on commodity futures contracts	(800,836)	(7,317,857)	(14,218,054)
Interest income	5,217,831	3,437,856	258,156
Total (loss) income	(22,290,043)	24,904,976	51,867,220

Expenses
Management fees	1,054,156	2,121,041	1,505,165
Professional fees	394,719	416,723	526,954
Distribution and marketing fees	1,048,908	1,197,419	1,569,853
Custodian fees and expenses	109,559	110,365	170,890
Business permits and licenses fees	29,208	34,477	29,157
General and administrative expenses	69,692	113,955	134,708
Total expenses	2,706,242	3,993,980	3,936,727

Expenses waived by the Sponsor	-	(345,855)	(1,060,261)

Total expenses, net	2,706,242	3,648,125	2,876,466

Net (loss) income	$(24,996,285)	$21,256,851	$48,990,754

Net (loss) gain per share	$(5.29)	$5.32	$6.04
Net (loss) gain per weighted average share	$(5.65)	$2.66	$6.29
Weighted average shares outstanding	4,424,182	8,002,538	7,790,689

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF CHANGES IN NET ASSETS

	Year ended	Year ended	Year ended
	December 31, 2023	December 31, 2022	December 31, 2021
Operations
Net (loss) income	$(24,996,285)	$21,256,851	$48,990,754
Capital transactions
Issuance of Shares	23,324,517	218,911,328	95,586,980
Redemption of Shares	(69,916,195)	(208,376,030)	(162,021,015)
Total capital transactions	(46,591,678)	10,535,298	(66,434,035)
Net change in net assets	(71,587,963)	31,792,149	(17,443,281)

Net assets, beginning of period	$152,638,405	$120,846,256	$138,289,537

Net assets, end of period	$81,050,442	$152,638,405	$120,846,256

Net asset value per share at beginning of period	$26.90	$21.58	$15.54

Net asset value per share at end of period	$21.61	$26.90	$21.58

Creation of Shares	975,000	8,050,000	5,025,000
Redemption of Shares	2,900,000	7,975,000	8,325,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF CASH FLOWS

	Year ended	Year ended	Year ended
	December 31, 2023	December 31, 2022	December 31, 2021
Cash flows from operating activities:
Net (loss) income	$(24,996,285)	$21,256,851	$48,990,754
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Net change in unrealized depreciation on commodity futures contracts	800,836	7,317,857	14,218,054
Changes in operating assets and liabilities:
Due from broker	5,091,393	(11,548,188)	(77,143)
Interest receivable	19,731	(116,400)	(1,271)
Other assets	854	(854)	-
Due to broker	-	-	(12,973,828)
Management fee payable to Sponsor	(73,371)	40,790	(13,777)
Payable for purchases of commercial paper	-	-	(4,997,847)
Other liabilities	59,254	(63,357)	63,047
Net cash (used in) provided by operating activities	(19,097,588)	16,886,699	45,207,989

Cash flows from financing activities:
Proceeds from sale of Shares	24,669,347	217,566,498	95,586,980
Redemption of Shares	(71,261,025)	(207,031,200)	(163,963,290)
Net cash (used in) provided by financing activities	(46,591,678)	10,535,298	(68,376,310)

Net change in cash and cash equivalents	(65,689,266)	27,421,997	(23,168,321)
Cash and cash equivalents, beginning of period	142,434,737	115,012,740	138,181,061
Cash and cash equivalents, end of period	$76,745,471	$142,434,737	$115,012,740

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

December 31, 2023

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

The Sponsor employs Foreside Fund Services, LLC, ("Foreside" or the "Distributor") a wholly owned subsidiary of Foreside Financial Group, LLC (d/b/a ACA Group), as the Distributor for the Fund. The Distribution Services Agreement among the Distributor, the Sponsor, and the Trust calls for the Distributor to work with the Transfer Agent in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into an agreement under which certain employees and officers of the Sponsor are licensed as registered representatives of the Distributor. These persons engage in certain marketing activities for the Fund. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. These services are recorded in distribution and marketing fees on the combined statements of operations. A summary of these expenses is included below.

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

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Amount Recognized for Custody Services	$109,559	$110,365	$170,890
Amount of Custody Services Waived	$-	$4,000	$59,872

Amount Recognized for Distribution Services	$39,529	$60,803	$88,049
Amount of Distribution Services Waived	$-	$17,010	$40,063

Amount Recognized for Wilmington Trust	$860	$550	$1,520
Amount of Wilmington Trust Waived	$-	$-	$-

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as detailed in the Financial Accounting Standards Board’s Accounting Standards Codification.

The Fund qualifies as an investment company solely for accounting purposes and not for any other purpose and follows the accounting and reporting guidance under the Financial Accounting Standards Board Accounting Standards Codification Topic 946, Financial Services - Investment Companies, but is not registered, and is not required to be registered, as an investment company under the Investment Company Act of 1940, as amended.

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

Brokerage Commissions

The Sponsor began recognizes the expense for brokerage commissions for futures contract trades on a per-trade basis. The below table shows the amounts included on the statements of operations as total brokerage commissions paid inclusive of unrealized loss for the years ended  December 31, 2021, 2022, and 2023.

CORN
Year Ended December 31, 2023	$65,449
Year Ended December 31, 2022	$217,050
Year Ended December 31, 2021	$141,674

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2021 to 2023, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of and for the years ended December 31, 2023, 2022, and 2021. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the years ended December 31, 2023, 2022, and 2021.

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

	As of December 31, 2023	As of December 31, 2022	As of December 31, 2021
Money Market Funds	$26,573,542	$52,555,915	$11,399,662
Demand Deposit Savings Accounts	10,293,805	25,538,663	50,122,297
Commercial Paper	39,878,124	64,340,159	53,490,781
Total cash and cash equivalents as presented on the Statement of Assets and Liabilities	$76,745,471	$142,434,737	$115,012,740

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

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Recognized Related Party Transactions	$684,181	$827,230	$1,095,188
Waived Related Party Transactions	$-	$149,721	$535,622

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

CORN
Year Ended December 31, 2023	$-
Year Ended December 31, 2022	$345,855
Year Ended December 31, 2021	$1,060,261

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

On December 31, 2023 and 2022, in the opinion of the Trust and the Fund, the reported value of the Corn Futures Contracts traded on the CBOT fairly reflected the value of the Corn Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the years being reported.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) issued ASU 2023-06 – Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The amendments require an entity to disclose its accounting policy for where cash flows associated with derivative instruments and their related gains and losses are presented. The Trust and Fund already discloses the accounting policy related to the derivative gains and losses presented on the cash flow statement. The amendment was adopted early for the period ended December 31, 2023. There is no impact to the financial statements of the Trust or the Fund.

The FASB issued ASU 2023-01, related to Leases – (Topic 842). The response to concerns about applying Topic 842 to related party arrangements between entities under common control. The update was adopted early for the quarter ended March 31, 2023; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

Note 4 - Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of December 31, 2023 and December 31, 2022:

December 31, 2023

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2023
Cash Equivalents	$66,451,666	$-	$-	$66,451,666

Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2023
Corn futures contracts	$2,182,141	$-	$-	$2,182,141

December 31, 2022

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2022
Cash Equivalents	$116,896,074	$-	$-	$116,896,074
Corn futures contracts	1,585,798	-	-	1,585,798
Total	$118,481,872	$-	$-	$118,481,872

Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2022
Corn futures contracts	$2,967,103	$-	$-	$2,967,103

For the years ended December 31, 2023 and 2022, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 - Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the years ended December 31, 2023 and 2022, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCMs, Marex  and StoneX as of December 31, 2023 and 2022. *The amount of collateral presented in Collateral, Due from Broker, is limited to the liability for the futures contracts and accordingly does not include the excess collateral pledged.

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2023

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity Price
Corn futures contracts	$2,182,141	$-	$2,182,141	$-	$2,182,141	$-

Offsetting of Financial Assets and Derivative Assets as of  December 31, 2022

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Corn futures contracts	$1,585,798	$-	$1,585,798	$1,585,798	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of  December 31, 2022

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity Price
Corn futures contracts	$2,967,103	$-	$2,967,103	$1,585,798	$1,381,305	$-

The following is a summary of realized and net change in unrealized gains (losses) of the derivative instruments utilized by the Fund:

Year ended December 31, 2023

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(26,707,038)	$(800,836)

Year ended December 31, 2022

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$28,784,977	$(7,317,857)

Year ended December 31, 2021

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$65,827,118	$(14,218,054)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $101.5 million in 2023, $212.2 million in 2022, and $149.9 million in 2021.

Note 6 - Financial Highlights

The following table presents per share performance data and other supplemental financial data for the years ended December 31, 2023, 2022, and 2021. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Year ended	Year ended	Year ended
	December 31, 2023	December 31, 2022	December 31, 2021
Per Share Operation Performance
Net asset value at beginning of period	$26.90	$21.58	$15.54
Income (loss) from investment operations:
Investment income	1.18	0.43	0.03
Net realized and unrealized (loss) gain on commodity futures contracts	(5.86)	5.34	6.38
Total expenses, net	(0.61)	(0.45)	(0.37)
Net (decrease) increase in net asset value	(5.29)	5.32	6.04
Net asset value at end of period	$21.61	$26.90	$21.58
Total Return	(19.64)%	24.64%	38.88%
Ratios to Average Net Assets (Annualized)
Total expenses	2.57%	1.88%	2.62%
Total expenses, net	2.57%	1.72%	1.91%
Net investment gain (loss)	2.38%	(0.10)%	(1.74)%

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

Note 8 - Subsequent Events

Management has evaluated the financial statements for the year-ended  December 31, 2023 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than those noted below:

Nothing to report.

GRANT THORNTON LLP 757 Third Ave., 9th Floor New York, NY 10017 D+1 212 599 0100 F+1 212 370 4520

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor and Shareholders of

Teucrium Soybean Fund

Opinion on the financial statements

We have audited the accompanying statements of assets and liabilities, including the schedules of investments of Teucrium Soybean Fund, a series of Teucrium Commodity Trust (the “Fund”) as of December 31, 2023 and 2022, the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GRANT THORNTON LLP

We have served as the Fund’s auditor since 2014.

New York, New York

February 29, 2024

GT.COM	Grant Thornton LLP is the U.S. member firm of Grant Thornton International Ltd (GTIL). GTIL and each of its member firms are separate legal entities and are not a worldwide partnership.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2023	December 31, 2022

Assets
Cash and cash equivalents	$28,107,189	$58,212,569
Interest receivable	36,662	66,135
Other assets	-	1,160
Equity in trading accounts:
Commodity futures contracts	-	2,520,370
Due from broker	2,385,040	543,205
Total equity in trading accounts	$2,385,040	$3,063,575
Total assets	$30,528,891	$61,343,439

Liabilities
Payable for shares redeemed	$-	$2,850,260
Management fee payable to Sponsor	25,659	55,430
Other liabilities	55,551	7,764
Equity in trading accounts:
Commodity futures contracts	1,391,661	-
Total liabilities	$1,472,871	$2,913,454

Net assets	$29,056,020	$58,429,985

Shares outstanding	1,075,004	2,050,004

Shares available	*	*

Net asset value per share	$27.03	$28.50

Market value per share	$27.01	$28.50

*On April 7, 2022, the Teucrium Soybean Fund registered an indeterminate number of shares of the Fund pursuant to Rule 456(d) under the Securities Act of 1933.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

SCHEDULE OF INVESTMENTS

December 31, 2023

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
U.S. Bank Deposit Account	5.270%	$1,075,007	$1,075,007	3.70%	1,075,007
Goldman Sachs Financial Square Government Fund - Institutional Class	5.250%	6,671,092	6,671,092	22.96	6,671,092
Total money market funds		$7,746,099	$7,746,099	26.66%

	Maturity				Percentage of
	Date	Yield	Cost	Fair Value	Net Assets	Principal Amount
Commercial Paper
Albemarle Corporation	January 8, 2024	5.738%	$2,476,151	$2,497,263	8.59%	2,500,000
Brookfield Infrastructure Holdings (Canada) Inc.	January 9, 2024	5.794%	2,489,708	2,496,833	8.59	2,500,000
FMC Corporation	January 19, 2024	5.816%	2,488,878	2,492,850	8.58	2,500,000
Harley-Davidson Financial Services, Inc.	February 1, 2024	5.867%	2,480,400	2,487,600	8.56	2,500,000
Stanley Black & Decker, Inc.	January 22, 2024	5.807%	2,479,021	2,491,688	8.58	2,500,000
WGL Holdings, Inc.	January 12, 2024	5.849%	2,487,222	2,495,608	8.59	2,500,000
Total Commercial Paper			$14,901,380	$14,961,842	51.49%
Total Cash Equivalents				$22,707,941	78.15%

	Number of		Percentage of	Notional Amount
Description: Liabilities	Contracts	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures MAR24	156	$617,118	2.12%	$10,124,400
CBOT soybean futures MAY24	133	633,749	2.18	8,693,213
CBOT soybean futures NOV24	164	140,794	0.48	10,215,150
Total commodity futures contracts		$1,391,661	4.78%	$29,032,763

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

SCHEDULE OF INVESTMENTS

December 31, 2022

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X	4.105%	$10,287,270	$10,287,270	17.61%	10,287,270
Goldman Sachs Financial Square Government Fund - Institutional Class	4.140%	15,343,772	15,343,772	26.26	15,343,772
Total money market funds		$25,631,042	$25,631,042	43.87%

	Maturity				Percentage of
	Date	Yield	Cost	Fair Value	Net Assets	Principal Amount
Commercial Paper
Brookfield Infrastructure Holdings (Canada) Inc.	January 17, 2023	4.734%	$4,959,225	$4,989,644	8.54%	5,000,000
CNH Industrial Capital LLC	January 23, 2023	4.566%	2,483,750	2,493,125	4.27	2,500,000
Crown Castle Inc.	January 10, 2023	4.877%	2,481,000	2,497,000	4.27	2,500,000
Crown Castle Inc.	January 12, 2023	4.765%	2,489,882	2,496,410	4.27	2,500,000
Entergy Corporation	January 4, 2023	4.311%	2,481,702	2,499,115	4.28	2,500,000
Humana Inc.	January 9, 2023	4.670%	2,482,750	2,497,444	4.27	2,500,000
V.F. Corporation	January 17, 2023	4.364%	2,479,695	2,495,222	4.27	2,500,000
V.F. Corporation	February 2, 2023	4.669%	2,483,389	2,489,778	4.26	2,500,000
VW Credit, Inc.	January 19, 2023	4.434%	2,482,702	2,494,538	4.27	2,500,000
Walgreens Boots Alliance, Inc.	February 13, 2023	4.842%	2,485,094	2,485,756	4.25	2,500,000
Total Commercial Paper			$27,309,189	$27,438,032	46.96%
Total Cash Equivalents				$53,069,074	90.83%

	Number of		Percentage of	Notional Amount
	Contracts	Fair Value	Net Assets	(Long Exposure)
Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures MAR23	268	$642,912	1.10%	$20,421,600
CBOT soybean futures MAY23	229	807,218	1.38	17,518,500
CBOT soybean futures NOV23	289	1,070,240	1.82	20,472,038
Total commodity futures contracts		$2,520,370	4.30%	$58,412,138

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF OPERATIONS

	Year ended	Year ended	Year ended
	December 31, 2023	December 31, 2022	December 31, 2021
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain on commodity futures contracts	$940,552	$10,362,032	$27,370,674
Net change in unrealized depreciation on commodity futures contracts	(3,912,031)	(164,481)	(12,439,375)
Interest income	1,843,080	1,141,422	124,186
Total (loss) income	(1,128,399)	11,338,973	15,055,485

Expenses
Management fees	369,531	677,727	727,110
Professional fees	282,599	140,044	278,476
Distribution and marketing fees	384,860	379,076	802,965
Custodian fees and expenses	39,143	37,114	91,007
Business permits and licenses fees	22,477	21,062	25,359
General and administrative expenses	30,129	43,514	79,574
Total expenses	1,128,739	1,298,537	2,004,491

Expenses waived by the Sponsor	-	(89,562)	(576,014)

Total expenses, net	1,128,739	1,208,975	1,428,477

Net (loss) income	$(2,257,138)	$10,129,998	$13,627,008

Net (loss) gain per share	$(1.47)	$5.73	$3.28
Net (loss) gain per weighted average share	$(1.68)	$4.03	$4.11
Weighted average shares outstanding	1,345,346	2,515,004	3,319,593

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF CHANGES IN NET ASSETS

	Year ended	Year ended	Year ended
	December 31, 2023	December 31, 2022	December 31, 2021
Operations
Net (loss) income	$(2,257,138)	$10,129,998	$13,627,008
Capital transactions
Issuance of Shares	12,216,528	60,420,360	26,122,875
Redemption of Shares	(39,333,355)	(57,092,998)	(83,956,120)
Total capital transactions	(27,116,827)	3,327,362	(57,833,245)
Net change in net assets	(29,373,965)	13,457,360	(44,206,237)

Net assets, beginning of period	$58,429,985	$44,972,625	$89,178,862

Net assets, end of period	$29,056,020	$58,429,985	$44,972,625

Net asset value per share at beginning of period	$28.50	$22.77	$19.49

Net asset value per share at end of period	$27.03	$28.50	$22.77

Creation of Shares	450,000	2,200,000	1,225,000
Redemption of Shares	1,425,000	2,125,000	3,825,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF CASH FLOWS

	Year ended	Year ended	Year ended
	December 31, 2023	December 31, 2022	December 31, 2021
Cash flows from operating activities:
Net (loss) income	$(2,257,138)	$10,129,998	$13,627,008
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Net change in unrealized depreciation on commodity futures contracts	3,912,031	164,481	12,439,375
Changes in operating assets and liabilities:
Due from broker	(1,841,835)	(543,205)	-
Interest receivable	29,473	(64,207)	3,550
Other assets	1,160	(1,160)	37
Due to broker	-	(675,169)	(10,582,397)
Management fee payable to Sponsor	(29,771)	18,973	(39,194)
Payable for purchases of commercial paper	-	-	(4,997,451)
Other liabilities	47,787	(14,648)	3,810
Net cash (used in) provided by operating activities	(138,293)	9,015,063	10,454,738

Cash flows from financing activities:
Proceeds from sale of Shares	12,216,528	60,420,360	26,122,875
Redemption of Shares	(42,183,615)	(54,242,738)	(83,956,120)
Net cash (used in) provided by financing activities	(29,967,087)	6,177,622	(57,833,245)

Net change in cash and cash equivalents	(30,105,380)	15,192,685	(47,378,507)
Cash and cash equivalents, beginning of period	58,212,569	43,019,884	90,398,391
Cash and cash equivalents, end of period	$28,107,189	$58,212,569	$43,019,884

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

December 31, 2023

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

The Sponsor employs Foreside Fund Services, LLC, ("Foreside" or the "Distributor") a wholly owned subsidiary of Foreside Financial Group, LLC (d/b/a ACA Group), as the Distributor for the Fund. The Distribution Services Agreement among the Distributor, the Sponsor, and the Trust calls for the Distributor to work with the Transfer Agent in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into an agreement under which certain employees and officers of the Sponsor are licensed as registered representatives of the Distributor. These persons engage in certain marketing activities for the Fund. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. These services are recorded in distribution and marketing fees on the combined statements of operations. A summary of these expenses is included below.

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

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Amount Recognized for Custody Services	$39,143	$37,114	$91,007
Amount of Custody Services Waived	$-	$4,000	$30,326

Amount Recognized for Distribution Services	$14,627	$19,183	$46,195
Amount of Distribution Services Waived	$-	$3,962	$24,812

Amount Recognized for Wilmington Trust	$317	$550	$631
Amount of Wilmington Trust Waived	$-	$-	$631

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as detailed in the Financial Accounting Standards Board’s Accounting Standards Codification.

The Fund qualifies as an investment company solely for accounting purposes and not for any other purpose and follows the accounting and reporting guidance under the Financial Accounting Standards Board Accounting Standards Codification Topic 946, Financial Services - Investment Companies, but is not registered, and is not required to be registered, as an investment company under the Investment Company Act of 1940, as amended.

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

Brokerage Commissions

The Sponsor recognizes the expense for brokerage commissions for futures contract trades on a per-trade basis. The below table shows the amounts included on the statements of operations as total brokerage commissions paid inclusive of unrealized loss for the years ended  December 31, 2021, 2022, and 2023.

SOYB
Year Ended December 31, 2023	$12,516
Year Ended December 31, 2022	$27,011
Year Ended December 31, 2021	$29,889

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2021 to 2023, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of and for the years ended December 31, 2023, 2022, and 2021. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the years ended December 31, 2023, 2022, and 2021.

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

	As of December 31, 2023	As of December 31, 2022	As of December 31, 2021
Money Market Funds	$7,746,099	$25,631,042	$11,462,494
Demand Deposit Savings Accounts	5,399,248	5,143,495	10,059,937
Commercial Paper	14,961,842	27,438,032	21,497,453
Total cash and cash equivalents as presented on the Statement of Assets and Liabilities	$28,107,189	$58,212,569	$43,019,884

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

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Recognized Related Party Transactions	$251,775	$261,124	$571,585
Waived Related Party Transactions	$-	$32,056	$288,098

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

SOYB
Year Ended December 31, 2023	$-
Year Ended December 31, 2022	$89,562
Year Ended December 31, 2021	$576,014

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

On December 31, 2023 and 2022, in the opinion of the Trust and the Fund, the reported value of the Soybean Futures Contracts traded on the CBOT fairly reflected the value of the Soybean Futures Contracts held by the Fund, with no adjustments necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the years being reported.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) issued ASU 2023-06 – Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The amendments require an entity to disclose its accounting policy for where cash flows associated with derivative instruments and their related gains and losses are presented. The Trust and Fund already discloses the accounting policy related to the derivative gains and losses presented on the cash flow statement. The amendment was adopted early for the period ended December 31, 2023. There is no impact to the financial statements of the Trust or the Fund.

The FASB issued ASU 2023-01, related to Leases – (Topic 842). The response to concerns about applying Topic 842 to related party arrangements between entities under common control. The update was adopted early for the quarter ended March 31, 2023; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

Note 4 - Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of December 31, 2023 and December 31, 2022:

December 31, 2023

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2023
Cash Equivalents	$22,707,941	$-	$-	$22,707,941

Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2023
Soybean futures contracts	$1,391,661	$-	$-	$1,391,661

December 31, 2022

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2022
Cash Equivalents	$53,069,074	$-	$-	$53,069,074
Soybean futures contracts	2,520,370	-	-	2,520,370
Total	$55,589,444	$-	$-	$55,589,444

For the years ended December 31, 2023 and 2022, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 - Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the years ended December 31, 2023 and 2022, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCMs, Marex and StoneX as of December 31, 2023 and 2022. *The amount of collateral presented in Collateral, Due from Broker, is limited to the liability for the futures contracts and accordingly does not include the excess collateral pledged.

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2023

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity Price
Soybean futures contracts	$1,391,661	$-	$1,391,661	$-	$1,391,661	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2022

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Soybean futures contracts	$2,520,370	$-	$2,520,370	$-	$-	$2,520,370

The following is a summary of realized and net change in unrealized gains (losses) of the derivative instruments utilized by the Fund:

Year ended December 31, 2023

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Soybean futures contracts	$940,552	$(3,912,031)

Year ended December 31, 2022

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Soybean futures contracts	$10,362,032	$(164,481)

Year ended December 31, 2021

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Soybean futures contracts	$27,370,674	$(12,439,375)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $35.3 million in 2023, $67.3 million in 2022, and $70.2 million in 2021.

Note 6 - Financial Highlights

The following table presents per share performance data and other supplemental financial data for the years ended December 31, 2023, 2022 and 2021. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Year ended	Year ended	Year ended
	December 31, 2023	December 31, 2022	December 31, 2021
Per Share Operation Performance
Net asset value at beginning of period	$28.50	$22.77	$19.49
Income (loss) from investment operations:
Investment income	1.37	0.45	0.04
Net realized and unrealized (loss) gain on commodity futures contracts	(2.00)	5.76	3.67
Total expenses, net	(0.84)	(0.48)	(0.43)
Net (decrease) increase in net asset value	(1.47)	5.73	3.28
Net asset value at end of period	$27.03	$28.50	$22.77
Total Return	(5.17)%	25.17%	16.82%
Ratios to Average Net Assets (Annualized)
Total expenses	3.05%	1.92%	2.76%
Total expenses, net	3.05%	1.78%	1.96%
Net investment loss	1.93%	(0.10)%	(1.79)%

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

Note 8 - Subsequent Events

Management has evaluated the financial statements for the year-ended December 31, 2023 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than those noted below:

Nothing to report.

GRANT THORNTON LLP 757 Third Ave., 9th Floor New York, NY 10017 D+1 212 599 0100 F+1 212 370 4520

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor and Shareholders of

Teucrium Sugar Fund

Opinion on the financial statements

We have audited the accompanying statements of assets and liabilities, including the schedules of investments of Teucrium Sugar Fund, a series of Teucrium Commodity Trust (the “Fund”) as of December 31, 2023 and 2022, the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GRANT THORNTON LLP

We have served as the Fund’s auditor since 2014.

New York, New York

February 29, 2024

GT.COM	Grant Thornton LLP is the U.S. member firm of Grant Thornton International Ltd (GTIL). GTIL and each of its member firms are separate legal entities and are not a worldwide partnership.

TEUCRIUM SUGAR FUND

STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2023	December 31, 2022

Assets
Cash and cash equivalents	$16,773,745	$22,977,480
Interest receivable	31,551	30,669
Other assets	835	2,965
Equity in trading accounts:
Commodity futures contracts	-	911,329
Due from broker	3,650,191	447,801
Total equity in trading accounts	3,650,191	1,359,130
Total assets	20,456,322	24,370,244

Liabilities
Management fee payable to Sponsor	17,451	20,912
Other liabilities	30,774	1,845
Equity in trading accounts:
Commodity futures contracts	2,687,998	85,128
Total equity in trading accounts	2,687,998	85,128
Total liabilities	2,736,223	107,885

Net assets	$17,720,099	$24,262,359

Shares outstanding	1,425,004	2,550,004

Shares available	*	*

Net asset value per share	$12.44	$9.51

Market value per share	$12.40	$9.53

*On April 7, 2022, the Teucrium Sugar Fund registered an indeterminate number of shares of the Fund pursuant to Rule 456(d) under the Securities Act of 1933.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

SCHEDULE OF INVESTMENTS

December 31, 2023

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
U.S. Bank Deposit Account	5.270%	$1,532,232	$1,532,232	8.65%	1,532,232
Goldman Sachs Financial Square Government Fund - Institutional Class	5.250%	1,501,006	1,501,006	8.47	1,501,006
Total Money Market Funds		$3,033,238	$3,033,238	17.12%

	Maturity				Percentage of	Principal
	Date	Yield	Cost	Fair Value	Net Assets	Amount
Commercial Paper
Albemarle Corporation	January 4, 2024	5.753%	$2,480,382	$2,498,823	14.10%	2,500,000
Brookfield Infrastructure Holdings (Canada) Inc.	January 30, 2024	5.814%	550,863	552,447	3.12	555,000
Entergy Corporation	March 1, 2024	5.665%	2,467,625	2,476,875	13.98	2,500,000
FMC Corporation	January 19, 2024	5.816%	2,488,878	2,492,850	14.07	2,500,000
National Fuel Gas Company	January 8, 2024	5.867%	2,480,400	2,497,200	14.09	2,500,000
Total Commercial Paper			$10,468,148	$10,518,195	59.36%
Total Cash Equivalents				$13,551,433	76.47%

	Number of		Percentage of	Notional Amount
Description: Liabilities	Contracts	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States sugar futures contracts
ICE sugar futures MAY24	270	$1,051,261	5.93%	$6,175,008
ICE sugar futures JUL24	233	1,128,473	6.37	5,326,193
ICE sugar futures MAR25	268	508,264	2.87	6,216,314
Total commodity futures contracts		$2,687,998	15.17%	$17,717,515

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

SCHEDULE OF INVESTMENTS

December 31, 2022

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X	4.105%	$5,634,177	$5,634,177	23.22%	5,634,177
Goldman Sachs Financial Square Government Fund - Institutional Class	4.140%	4,286,322	4,286,322	17.67	4,286,322
Total Money Market Funds		$9,920,499	$9,920,499	40.89%

	Maturity				Percentage of	Principal
	Date	Yield	Cost	Fair Value	Net Assets	Amount
Commercial Paper
Entergy Corporation	January 4, 2023	4.311%	$2,481,702	$2,499,115	10.30%	2,500,000
General Motors Financial Company, Inc.	January 10, 2023	4.276%	2,475,149	2,497,369	10.29	2,500,000
Glencore Funding LLC	January 13, 2023	4.526%	2,482,656	2,496,283	10.29	2,500,000
VW Credit, Inc.	January 19, 2023	4.434%	2,482,702	2,494,537	10.28	2,500,000
Total Commercial Paper			$9,922,209	$9,987,304	41.16%
Total Cash Equivalents				$19,907,803	82.05%

	Number of		Percentage of	Notional Amount
	Contracts	Fair Value	Net Assets	(Long Exposure)
Commodity futures contracts
United States sugar futures contracts
ICE sugar futures MAY23	401	$356,963	1.47%	$8,407,526
ICE sugar futures JUL23	362	554,366	2.29	7,289,811
Total commodity futures contracts		$911,329	3.76%	$15,697,337

	Number of		Percentage of	Notional Amount
Description: Liabilities	Contracts	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States sugar futures contracts
ICE sugar futures MAR24	427	$85,128	0.35%	$8,565,278

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF OPERATIONS

	Year ended	Year ended	Year ended
	December 31, 2023	December 31, 2022	December 31, 2021
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$11,398,276	$(442,477)	$6,223,228
Net change in unrealized depreciation on commodity futures contracts	(3,514,199)	(172,519)	(408,983)
Interest income	1,340,056	452,734	27,813
Total income (loss)	9,224,133	(162,262)	5,842,058

Expenses
Management fees	267,574	278,028	204,160
Professional fees	251,061	77,992	60,302
Distribution and marketing fees	268,576	168,266	177,047
Custodian fees and expenses	27,216	15,692	18,782
Business permits and licenses fees	22,148	28,238	26,423
General and administrative expenses	22,598	20,254	22,387
Other expenses	-	-	8
Total expenses	859,173	588,470	509,109

Expenses waived by the Sponsor	-	(78,237)	(134,294)

Total expenses, net	859,173	510,233	374,815

Net income (loss)	$8,364,960	$(672,495)	$5,467,243

Net gain per share	$2.92	$0.28	$2.51
Net gain (loss) per weighted average share	$3.98	$(0.22)	$2.28
Weighted average shares outstanding	2,104,388	2,995,004	2,396,442

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF CHANGES IN NET ASSETS

	Year ended	Year ended	Year ended
	December 31, 2023	December 31, 2022	December 31, 2021
Operations
Net income (loss)	$8,364,960	$(672,495)	$5,467,243
Capital transactions
Issuance of Shares	25,041,780	27,142,395	14,673,718
Redemption of Shares	(39,949,000)	(25,042,205)	(10,072,388)
Total capital transactions	(14,907,220)	2,100,190	4,601,330
Net change in net assets	(6,542,260)	1,427,695	10,068,573

Net assets, beginning of period	$24,262,359	$22,834,664	$12,766,091

Net assets, end of period	$17,720,099	$24,262,359	$22,834,664

Net asset value per share at beginning of period	$9.51	$9.23	$6.72

Net asset value per share at end of period	$12.44	$9.51	$9.23

Creation of Shares	1,950,000	2,800,000	1,700,000
Redemption of Shares	3,075,000	2,725,000	1,125,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF CASH FLOWS

	Year ended	Year ended	Year ended
	December 31, 2023	December 31, 2022	December 31, 2021
Cash flows from operating activities:
Net income (loss)	$8,364,960	$(672,495)	$5,467,243
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized depreciation on commodity futures contracts	3,514,199	172,519	408,983
Changes in operating assets and liabilities:
Due from broker	(3,202,390)	88,182	(535,983)
Interest receivable	(882)	(29,225)	(540)
Other assets	2,130	(2,965)	-
Due to broker	-	-	(475,661)
Management fee payable to Sponsor	(3,461)	1,422	9,198
Other liabilities	28,929	(13,050)	9,000
Net cash provided by (used in) operating activities	8,703,485	(455,612)	4,882,240

Cash flows from financing activities:
Proceeds from sale of Shares	25,041,780	27,142,395	14,673,718
Redemption of Shares	(39,949,000)	(25,042,205)	(10,072,388)
Net cash (used in) provided by financing activities	(14,907,220)	2,100,190	4,601,330

Net change in cash and cash equivalents	(6,203,735)	1,644,578	9,483,570
Cash and cash equivalents, beginning of period	22,977,480	21,332,902	11,849,332
Cash and cash equivalents, end of period	$16,773,745	$22,977,480	$21,332,902

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

December 31, 2023

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

The Sponsor employs Foreside Fund Services, LLC, ("Foreside" or the "Distributor") a wholly owned subsidiary of Foreside Financial Group, LLC (d/b/a ACA Group), as the Distributor for the Fund. The Distribution Services Agreement among the Distributor, the Sponsor, and the Trust calls for the Distributor to work with the Transfer Agent in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into an agreement under which certain employees and officers of the Sponsor are licensed as registered representatives of the Distributor. These persons engage in certain marketing activities for the Fund. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. These services are recorded in distribution and marketing fees on the combined statements of operations. A summary of these expenses is included below.

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

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Amount Recognized for Custody Services	$27,216	$15,692	$18,782
Amount of Custody Services Waived	$-	$1,068	$9,186

Amount Recognized for Distribution Services	$10,199	$8,636	$10,036
Amount of Distribution Services Waived	$-	$3,331	$6,027

Amount Recognized for Wilmington Trust	$232	$550	$252
Amount of Wilmington Trust Waived	$-	$-	$252

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as detailed in the Financial Accounting Standards Board’s Accounting Standards Codification.

The Fund qualifies as an investment company solely for accounting purposes and not for any other purpose and follows the accounting and reporting guidance under the Financial Accounting Standards Board Accounting Standards Codification Topic 946, Financial Services - Investment Companies, but is not registered, and is not required to be registered, as an investment company under the Investment Company Act of 1940, as amended.

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

Brokerage Commissions

The Sponsor recognizes the expense for brokerage commissions for futures contract trades on a per-trade basis. The below table shows the amounts included on the statements of operations as total brokerage commissions paid inclusive of unrealized loss for the years ended  December 31, 2021, 2022, and 2023.

CANE
Year Ended December 31, 2023	$21,902
Year Ended December 31, 2022	$33,469
Year Ended December 31, 2021	$21,123

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2021 to 2023, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of and for the years ended  December 31, 2023, 2022, and 2021. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the years ended December 31, 2023, 2022, and 2021.

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

	As of December 31, 2023	As of December 31, 2022	As of December 31, 2021
Money Market Funds	$3,033,238	$9,920,499	$4,816,883
Demand Deposit Savings Accounts	3,222,312	3,069,677	9,016,479
Commercial Paper	10,518,195	9,987,304	7,499,540
Total cash and cash equivalents as presented on the Statement of Assets and Liabilities	$16,773,745	$22,977,480	$21,332,902

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

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Recognized Related Party Transactions	$180,135	$119,244	$124,660
Waived Related Party Transactions	$-	$25,739	$48,034

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

CANE
Year Ended December 31, 2023	$-
Year Ended December 31, 2022	$78,237
Year Ended December 31, 2021	$134,294

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

On December 31, 2023 and 2022, in the opinion of the Trust and the Fund, the reported value of the Sugar Futures Contracts traded on the ICE fairly reflected the value of the Sugar Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the years being reported.

For the years ended December 31, 2023 and 2022, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) issued ASU 2023-06 – Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The amendments require an entity to disclose its accounting policy for where cash flows associated with derivative instruments and their related gains and losses are presented. The Trust and Fund already discloses the accounting policy related to the derivative gains and losses presented on the cash flow statement. The amendment was adopted early for the period ended December 31, 2023. There is no impact to the financial statements of the Trust or the Fund.

The FASB issued ASU 2023-01, related to Leases – (Topic 842). The response to concerns about applying Topic 842 to related party arrangements between entities under common control. The update was adopted early for the quarter ended March 31, 2023; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

Note 4 - Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of December 31, 2023 and December 31, 2022.

December 31, 2023

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2023
Cash Equivalents	$13,551,433	$-	$-	$13,551,433

Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2023
Sugar futures contracts	$2,687,998	$-	$-	$2,687,998

December 31, 2022

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2022
Cash Equivalents	$19,907,803	$-	$-	$19,907,803
Sugar futures contracts	911,329	-	-	911,329
Total	$20,819,132	$-	$-	$20,819,132

Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2022
Sugar futures contracts	$85,128	$-	$-	$85,128

For the years ended December 31, 2023 and 2022, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 - Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the years ended December 31, 2023 and 2022, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, Marex and StoneX as of December 31, 2023 and 2022. *The amount of collateral presented in Collateral, Due from Broker, is limited to the liability for the futures contracts and accordingly does not include the excess collateral pledged.

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2023

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity Price
Sugar futures contracts	$2,687,998	$-	$2,687,998	$-	$2,687,998	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2022

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Sugar futures contracts	$911,329	$-	$911,329	$85,128	$-	$826,201

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2022

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity Price
Sugar futures contracts	$85,128	$-	$85,128	$85,128	$-	$-

The following is a summary of realized and net change in unrealized gains (losses) of the derivative instruments utilized by the Fund:

Year ended December 31, 2023

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Sugar futures contracts	$11,398,276	$(3,514,199)

Year ended December 31, 2022

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Sugar futures contracts	$(442,477)	$(172,519)

Year ended December 31, 2021

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Sugar futures contracts	$6,223,228	$(408,983)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $26.5 million in 2023, $27.1 million in 2022, and $20.9 million in 2021.

Note 6 - Financial Highlights

The following table presents per share performance data and other supplemental financial data for the years ended December 31, 2023, 2022 and 2021. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Year ended	Year ended	Year ended
	December 31, 2023	December 31, 2022	December 31, 2021
Per Share Operation Performance
Net asset value at beginning of period	$9.51	$9.23	$6.72
Income (loss) from investment operations:
Investment income	0.64	0.15	0.01
Net realized and unrealized gain on commodity futures contracts	2.69	0.31	2.65
Total expenses, net	(0.41)	(0.18)	(0.15)
Net increase in net asset value	2.92	0.28	2.51
Net asset value at end of period	$12.44	$9.51	$9.23
Total Return	30.70%	3.13%	37.31%
Ratios to Average Net Assets (Annualized)
Total expenses	3.21%	2.12%	2.49%
Total expenses, net	3.21%	1.84%	1.84%
Net investment (gain) loss	1.80%	(0.21)%	(1.70)%

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

Note 8 - Subsequent Events

Management has evaluated the financial statements for the year-ended  December 31, 2023 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than those noted below:

Nothing to report.

GRANT THORNTON LLP 757 Third Ave., 9th Floor New York, NY 10017 D+1 212 599 0100 F+1 212 370 4520

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor and Shareholders of

Teucrium Wheat Fund

Opinion on the financial statements

We have audited the accompanying statements of assets and liabilities, including the schedules of investments of Teucrium Wheat Fund, a series of Teucrium Commodity Trust (the “Fund”) as of December 31, 2023 and 2022, the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GRANT THORNTON LLP

We have served as the Fund’s auditor since 2014.

New York, New York

February 29, 2024

GT.COM	Grant Thornton LLP is the U.S. member firm of Grant Thornton International Ltd (GTIL). GTIL and each of its member firms are separate legal entities and are not a worldwide partnership.

TEUCRIUM WHEAT FUND

STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2023	December 31, 2022

Assets
Cash and cash equivalents	$168,732,086	$209,730,825
Interest receivable	226,748	92,540
Other assets	4,527	3,468
Equity in trading accounts:
Commodity futures contracts	2,237,493	3,160,732
Due from broker	17,783,729	48,610,031
Total equity in trading accounts	20,021,222	51,770,763
Total assets	188,984,583	261,597,596

Liabilities
Payable for shares redeemed	-	5,988,825
Management fee payable to Sponsor	160,231	210,795
Other liabilities	72,017	45,099
Equity in trading accounts:
Commodity futures contracts	4,575,666	26,380,838
Total liabilities	4,807,914	32,625,557

Net assets	$184,176,669	$228,972,039

Shares outstanding	30,800,004	28,675,004

Shares available	*	*

Net asset value per share	$5.98	$7.99

Market value per share	$5.97	$7.98

*On March 9, 2022, the Teucrium Wheat Fund registered an indeterminate number of shares of the Fund pursuant to Rule 456(d) under the Securities Act of 1933.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

SCHEDULE OF INVESTMENTS

December 31, 2023

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
U.S. Bank Deposit Account	5.270%	$27,315,653	$27,315,653	14.83%	27,315,653
Goldman Sachs Financial Square Government Fund - Institutional Class	5.250%	53,500,438	53,500,438	29.05	53,500,438
Total money market funds		$80,816,091	$80,816,091	43.88%

	Maturity				Percentage of	Principal
	Date	Yield	Cost	Fair Value	Net Assets	Amount
Commercial Paper
Albemarle Corporation	January 4, 2024	5.753%	$2,480,382	$2,498,823	1.36%	2,500,000
Albemarle Corporation	January 8, 2024	5.738%	2,476,151	2,497,263	1.36	2,500,000
Albemarle Corporation	January 11, 2024	5.808%	2,478,230	2,496,041	1.36	2,500,000
Brookfield Infrastructure Holdings (Canada) Inc.	January 16, 2024	5.853%	2,466,575	2,494,031	1.35	2,500,000
Brookfield Infrastructure Holdings (Canada) Inc.	January 30, 2024	5.814%	2,481,364	2,488,501	1.35	2,500,000
Entergy Corporation	March 1, 2024	5.665%	2,467,625	2,476,875	1.34	2,500,000
General Motors Financial Company, Inc.	January 18, 2024	5.617%	7,420,795	7,480,486	4.06	7,500,000
General Motors Financial Company, Inc.	January 24, 2024	5.661%	4,941,417	4,982,271	2.71	5,000,000
General Motors Financial Company, Inc.	February 9, 2024	5.700%	7,397,667	7,454,648	4.05	7,500,000
Harley-Davidson Financial Services, Inc.	January 9, 2024	5.843%	2,474,533	2,496,817	1.36	2,500,000
Harley-Davidson Financial Services, Inc.	February 1, 2024	5.867%	2,480,400	2,487,600	1.35	2,500,000
Harley-Davidson Financial Services, Inc.	February 14, 2024	5.927%	4,947,549	4,964,494	2.70	5,000,000
National Fuel Gas Company	January 26, 2024	5.941%	2,478,948	2,489,879	1.35	2,500,000
Oracle Corporation	March 6, 2024	5.562%	2,467,452	2,475,399	1.34	2,500,000
Stanley Black & Decker, Inc.	January 22, 2024	5.807%	4,958,042	4,983,375	2.71	5,000,000
V.F. Corporation	January 17, 2024	5.674%	4,936,679	4,987,645	2.71	5,000,000
V.F. Corporation	January 18, 2024	5.606%	2,473,646	2,493,507	1.35	2,500,000
V.F. Corporation	January 25, 2024	5.910%	4,928,362	4,950,783	2.69	4,970,000
WGL Holdings, Inc.	January 3, 2024	5.793%	2,490,896	2,499,208	1.36	2,500,000
WGL Holdings, Inc.	January 12, 2024	5.849%	2,487,222	2,495,608	1.36	2,500,000
Walgreens Boots Alliance, Inc.	January 12, 2024	6.028%	5,465,631	5,490,051	2.98	5,500,000
Total Commercial Paper			$77,199,566	$77,683,305	42.20%
Total Cash Equivalents				$158,499,396	86.08%

	Number of		Percentage of	Notional Amount
	Contracts	Fair Value	Net Assets	(Long Exposure)
Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures MAY24	2,018	$363,500	0.20%	$64,525,550
CBOT wheat futures JUL24	1,711	1,873,993	1.02	55,243,913
Total commodity futures contracts		$2,237,493	1.22%	$119,769,463

	Number of		Percentage of	Notional Amount
Description: Liabilities	Contracts	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures DEC24	1,924	$4,575,666	2.48%	$64,357,800

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

SCHEDULE OF INVESTMENTS

December 31, 2022

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X	4.105%	$8,255,546	$8,255,546	3.61%	8,255,546
Goldman Sachs Financial Square Government Fund - Institutional Class	4.140%	91,570,730	91,570,730	39.99	91,570,730
Total money market funds		$99,826,276	$99,826,276	43.60%

	Maturity				Percentage of	Principal
	Date	Yield	Cost	Fair Value	Net Assets	Amount
Commercial Paper
American Electric Power Company, Inc.	January 17, 2023	4.565%	$4,968,750	$4,990,000	2.18%	5,000,000
Brookfield Infrastructure Holdings (Canada) Inc.	January 17, 2023	4.742%	7,438,744	7,484,443	3.27	7,500,000
CNH Industrial Capital LLC	January 23, 2023	4.566%	4,967,500	4,986,250	2.18	5,000,000
CNH Industrial Capital LLC	February 13, 2023	4.780%	4,949,736	4,971,931	2.17	5,000,000
Crown Castle Inc.	January 10, 2023	4.877%	2,481,000	2,497,000	1.09	2,500,000
Crown Castle Inc.	January 12, 2023	4.765%	4,979,764	4,992,820	2.18	5,000,000
Entergy Corporation	January 4, 2023	4.311%	2,481,702	2,499,115	1.09	2,500,000
General Motors Financial Company, Inc.	January 10, 2023	4.276%	2,475,149	2,497,369	1.09	2,500,000
General Motors Financial Company, Inc.	January 18, 2023	4.473%	4,945,611	4,989,611	2.18	5,000,000
Glencore Funding LLC	January 10, 2023	4.506%	9,934,607	9,988,895	4.36	10,000,000
Glencore Funding LLC	January 13, 2023	4.526%	2,979,187	2,995,540	1.31	3,000,000
Harley-Davidson Financial Services, Inc.	January 3, 2023	4.721%	2,780,470	2,799,277	1.22	2,800,000
Harley-Davidson Financial Services, Inc.	February 2, 2023	5.104%	2,479,780	2,488,844	1.09	2,500,000
Humana Inc.	January 9, 2023	4.670%	4,965,500	4,994,889	2.18	5,000,000
Hyundai Capital America	January 10, 2023	4.000%	7,427,734	7,492,609	3.27	7,500,000
ITT Inc.	January 19, 2023	4.475%	2,482,544	2,494,488	1.09	2,500,000
Oracle Corporation	January 5, 2023	4.358%	4,973,125	4,997,611	2.18	5,000,000
Oracle Corporation	January 17, 2023	4.361%	7,448,939	7,485,667	3.27	7,500,000
V.F. Corporation	January 17, 2023	4.364%	2,479,695	2,495,222	1.09	2,500,000
V.F. Corporation	February 2, 2023	4.669%	1,986,711	1,991,822	0.87	2,000,000
VW Credit, Inc.	January 19, 2023	4.434%	2,482,702	2,494,538	1.09	2,500,000
Walgreens Boots Alliance, Inc.	February 13, 2023	4.842%	2,485,094	2,485,756	1.09	2,500,000
Walgreens Boots Alliance, Inc.	February 28, 2023	4.827%	2,479,549	2,480,868	1.08	2,500,000
Total Commercial Paper			$97,073,593	$97,594,565	42.62%
Total Cash Equivalents				$197,420,841	86.22%

	Number of		Percentage of	Notional Amount
	Contracts	Fair Value	Net Assets	(Long Exposure)
Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures JUL23	1,711	$3,160,732	1.38%	$68,696,650

	Number of		Percentage of	Notional Amount
Description: Liabilities	Contracts	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures MAY23	2,005	$7,079,231	3.09%	$80,074,688
CBOT wheat futures DEC23	1,956	19,301,607	8.43	80,220,450
Total commodity futures contracts		$26,380,838	11.52%	$160,295,138

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF OPERATIONS

	Year ended	Year ended	Year ended
	December 31, 2023	December 31, 2022	December 31, 2021
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized (loss) gain on commodity futures contracts	$(81,189,435)	$(81,457,408)	$18,418,461
Net change in unrealized appreciation (depreciation) on commodity futures contracts	20,881,933	(26,279,809)	(2,678,459)
Interest income	9,252,100	5,619,025	131,765
Total (loss) income	(51,055,402)	(102,118,192)	15,871,767

Expenses
Management fees	1,878,763	3,549,506	809,682
Professional fees	532,146	663,700	201,641
Distribution and marketing fees	2,106,344	2,141,826	662,478
Custodian fees and expenses	226,411	228,096	74,742
Business permits and licenses fees	34,453	49,106	27,591
General and administrative expenses	139,454	123,180	60,012
Other expenses	-	2,108	-
Total expenses	4,917,571	6,757,522	1,836,146

Expenses waived by the Sponsor	-	(425,164)	(307,565)

Total expenses, net	4,917,571	6,332,358	1,528,581

Net (loss) income	$(55,972,973)	$(108,450,550)	$14,343,186

Net (loss) gain per share	$(2.01)	$0.61	$1.22
Net (loss) gain per weighted average share	$(1.92)	$(2.86)	$1.20
Weighted average shares outstanding	29,084,936	37,882,059	11,913,086

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF CHANGES IN NET ASSETS

	Year ended	Year ended	Year ended
	December 31, 2023	December 31, 2022	December 31, 2021
Operations
Net (loss) income	$(55,972,973)	$(108,450,550)	$14,343,186
Capital transactions
Issuance of Shares	96,589,613	896,636,750	26,494,978
Redemption of Shares	(85,412,010)	(634,835,748)	(35,093,155)
Total capital transactions	11,177,603	261,801,002	(8,598,177)
Net change in net assets	(44,795,370)	153,350,452	5,745,009

Net assets, beginning of period	$228,972,039	$75,621,587	$69,876,578

Net assets, end of period	$184,176,669	$228,972,039	$75,621,587

Net asset value per share at beginning of period	$7.99	$7.38	$6.16

Net asset value per share at end of period	$5.98	$7.99	$7.38

Creation of Shares	14,950,000	85,350,000	4,050,000
Redemption of Shares	12,825,000	66,925,000	5,150,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF CASH FLOWS

	Year ended	Year ended	Year ended
	December 31, 2023	December 31, 2022	December 31, 2021
Cash flows from operating activities:
Net (loss) income	$(55,972,973)	$(108,450,550)	$14,343,186
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Net change in unrealized depreciation (appreciation) on commodity futures contracts	(20,881,933)	26,279,809	2,678,459
Changes in operating assets and liabilities:
Due from broker	30,826,302	(48,610,031)	-
Interest receivable	(134,208)	(87,547)	(1,736)
Other assets	(1,059)	(2,498)	(970)
Due to broker	-	(213,708)	(2,357,395)
Management fee payable to Sponsor	(50,564)	143,050	6,843
Other liabilities	26,918	40,857	(20,509)
Net cash (used in) provided by operating activities	(46,187,517)	(130,900,618)	14,647,878

Cash flows from financing activities:
Proceeds from sale of Shares	96,589,613	896,636,750	26,802,808
Redemption of Shares	(91,400,835)	(628,846,923)	(37,555,795)
Net cash provided by (used in) financing activities	5,188,778	267,789,827	(10,752,987)

Net change in cash and cash equivalents	(40,998,739)	136,889,209	3,894,891
Cash and cash equivalents, beginning of period	209,730,825	72,841,616	68,946,725
Cash and cash equivalents, end of period	$168,732,086	$209,730,825	$72,841,616

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

December 31, 2023

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

The Sponsor employs Foreside Fund Services, LLC, ("Foreside" or the "Distributor") a wholly owned subsidiary of Foreside Financial Group, LLC (d/b/a ACA Group), as the Distributor for the Fund. The Distribution Services Agreement among the Distributor, the Sponsor, and the Trust calls for the Distributor to work with the Transfer Agent in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into an agreement under which certain employees and officers of the Sponsor are licensed as registered representatives of the Distributor. These persons engage in certain marketing activities for the Fund. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. These services are recorded in distribution and marketing fees on the combined statements of operations. A summary of these expenses is included below.

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

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Amount Recognized for Custody Services	$226,411	$228,096	$74,742
Amount of Custody Services Waived	$-	$14,164	$14,267

Amount Recognized for Distribution Services	$82,223	$102,332	$38,391
Amount of Distribution Services Waived	$-	$14,931	$20,120

Amount Recognized for Wilmington Trust	$1,720	$550	$789
Amount of Wilmington Trust Waived	$-	$-	$-

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as detailed in the Financial Accounting Standards Board’s Accounting Standards Codification.

The Fund qualifies as an investment company solely for accounting purposes and not for any other purpose and follows the accounting and reporting guidance under the Financial Accounting Standards Board Accounting Standards Codification Topic 946, Financial Services - Investment Companies, but is not registered, and is not required to be registered, as an investment company under the Investment Company Act of 1940, as amended.

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

Brokerage Commissions

The Sponsor recognizes the expense for brokerage commissions for futures contract trades on a per-trade basis. The below table shows the amounts included on the statements of operations as total brokerage commissions paid inclusive of unrealized loss for the years ended  December 31, 2021, 2022, and 2023.

WEAT
Year Ended December 31, 2023	$105,792
Year Ended December 31, 2022	$387,999
Year Ended December 31, 2021	$47,448

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2021 to 2023, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of and for the years ended December 31, 2023, 2022, and 2021. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the years ended December 31, 2023, 2022, and 2021.

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

	As of December 31, 2023	As of December 31, 2022	As of December 31, 2021
Money Market Funds	$80,816,091	$99,826,276	$5,284,993
Demand Deposit Savings Accounts	10,232,690	12,309,984	30,064,031
Commercial Paper	77,683,305	97,594,565	37,492,592
Total cash and cash equivalents as presented on the Statement of Assets and Liabilities	$168,732,086	$209,730,825	$72,841,616

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

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Recognized Related Party Transactions	$1,401,169	$1,388,272	$478,989
Waived Related Party Transactions	$-	$224,587	$134,898

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

WEAT
Year Ended December 31, 2023	$-
Year Ended December 31, 2022	$425,164
Year Ended December 31, 2021	$307,565

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

On December 31, 2023 and 2022, in the opinion of the Trust and the Fund, the reported value of the Wheat Futures Contracts traded on the CBOT fairly reflected the value of the Wheat Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the years being reported.

For the years ended  December 31, 2023 and 2022 the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) issued ASU 2023-06 – Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The amendments require an entity to disclose its accounting policy for where cash flows associated with derivative instruments and their related gains and losses are presented. The Trust and Fund already discloses the accounting policy related to the derivative gains and losses presented on the cash flow statement. The amendment was adopted early for the period ended December 31, 2023. There is no impact to the financial statements of the Trust or the Fund.

The FASB issued ASU 2023-01, related to Leases – (Topic 842). The response to concerns about applying Topic 842 to related party arrangements between entities under common control. The update was adopted early for the quarter ended March 31, 2023; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

Note 4–- Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of December 31, 2023 and December 31, 2022:

December 31, 2023

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2023
Cash Equivalents	$158,499,396	$-	$-	$158,499,396
Wheat futures contracts	2,237,493	-	-	2,237,493
Total	$160,736,889	$-	$-	$160,736,889

Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2023
Wheat futures contracts	$4,575,666	$-	$-	$4,575,666

December 31, 2022

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2022
Cash Equivalents	$197,420,841	$-	$-	$197,420,841
Wheat futures contracts	3,160,732	-	-	3,160,732
Total	$200,581,573	$-	$-	$200,581,573

Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2022
Wheat futures contracts	$26,380,838	$-	$-	$26,380,838

For the years ended December 31, 2023 and 2022, the Funds did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value–- Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5–- Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the years ended December 31, 2023 and 2022, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCMs, Marex and StoneX as of  December 31, 2023 and 2022. *The amount of collateral presented in Collateral, Due from Broker, is limited to the liability for the futures contracts and accordingly does not include the excess collateral pledged.

Offsetting of Financial Assets and Derivative Assets as of December 31, 2023

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Wheat futures contracts	$2,237,493	$-	$2,237,493	$2,237,493	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2023

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity Price
Wheat futures contracts	$4,575,666	$-	$4,575,666	$2,237,493	$2,338,173	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2022

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Wheat futures contracts	$3,160,732	$-	$3,160,732	$3,160,732	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2022

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity Price
Wheat futures contracts	$26,380,838	$-	$26,380,838	$3,160,732	$23,220,106	$-

The following is a summary of realized and net change in unrealized gains (losses) of the derivative instruments utilized by the Fund:

Year ended December 31, 2023

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Wheat futures contracts	$(81,189,435)	$20,881,933

Year ended December 31, 2022

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Wheat futures contracts	$(81,457,408)	$(26,279,809)

Year ended December 31, 2021

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Wheat futures contracts	$18,418,461	$(2,678,459)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $183.4 million in 2023, $345.8 million in 2022, and $80.9 million in 2021.

Note 6–- Financial Highlights

The following table presents per share performance data and other supplemental financial data for the years ended December 31, 2023, 2022 and 2021. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Year ended	Year ended	Year ended
	December 31, 2023	December 31, 2022	December 31, 2021
Per Share Operation Performance
Net asset value at beginning of period	$7.99	$7.38	$6.16
Income (loss) from investment operations:
Investment income	0.32	0.15	0.01
Net realized and unrealized (loss) gain on commodity futures contracts	(2.16)	0.63	1.34
Total expenses, net	(0.17)	(0.17)	(0.13)
Net (decrease) increase in net asset value	(2.01)	0.61	1.22
Net asset value at end of period	$5.98	$7.99	$7.38
Total Return	(25.11)%	8.23%	19.84%
Ratios to Average Net Assets (Annualized)
Total expenses	2.62%	1.90%	2.27%
Total expenses, net	2.62%	1.78%	1.89%
Net investment gain (loss)	2.31%	(0.20)%	(1.73)%

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

Note 8–- Subsequent Events

Management has evaluated the financial statements for the year-ended December 31, 2023 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than those noted below:

Nothing to report.

GRANT THORNTON LLP 757 Third Ave., 9th Floor New York, NY 10017 D+1 212 599 0100 F+1 212 370 4520

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor and Shareholders of

Teucrium Agricultural Fund

Opinion on the financial statements

We have audited the accompanying statements of assets and liabilities, including the schedules of investments of Teucrium Agricultural Fund, a series of Teucrium Commodity Trust (the “Fund”) as of December 31, 2023 and 2022, the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GRANT THORNTON LLP

We have served as the Fund’s auditor since 2014.

New York, New York

February 29, 2024

GT.COM	Grant Thornton LLP is the U.S. member firm of Grant Thornton International Ltd (GTIL). GTIL and each of its member firms are separate legal entities and are not a worldwide partnership.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2023	December 31, 2022

Assets
Cash equivalents	$11,208	$4,716
Interest receivable	55	32
Other assets	-	622
Equity in trading accounts:
Investments in securities, at fair value (cost: $19,469,359 and $39,425,287 as of December 31, 2023 and December 31, 2022 respectively)	18,401,900	39,572,698
Total assets	18,413,163	39,578,068

Liabilities
Other liabilities	4,037	2,823

Net assets	$18,409,126	$39,575,245

Shares outstanding	625,002	1,262,502

Shares authorized	*	*

Net asset value per share	$29.45	$31.35

Market value per share	$29.41	$31.32

*On April 7, 2022, the Teucrium Agricultural Fund registered an indeterminate number of shares of the Fund pursuant to Rule 456(d) under the Securities Act of 1933.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

SCHEDULE OF INVESTMENTS

December 31, 2023

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Exchange-traded funds
Teucrium Corn Fund			$4,567,949	24.81%	211,348
Teucrium Soybean Fund			4,546,758	24.70	168,219
Teucrium Sugar Fund			4,624,253	25.12	371,871
Teucrium Wheat Fund			4,662,940	25.33	779,782
Total exchange-traded funds		$19,469,359	$18,401,900	99.96%

Cash equivalents
Money market funds
U.S. Bank Deposit Account	5.270%	$11,208	$11,208	0.06%	11,208

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

SCHEDULE OF INVESTMENTS

December 31, 2022

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Exchange-traded funds
Teucrium Corn Fund			$9,885,980	24.97%	367,555
Teucrium Soybean Fund			9,921,042	25.07	348,075
Teucrium Sugar Fund			9,745,653	24.63	1,024,284
Teucrium Wheat Fund			10,020,023	25.32	1,254,840
Total exchange-traded funds		$39,425,287	$39,572,698	99.99%

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X	4.105%	$4,716	$4,716	0.01%	4,716

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF OPERATIONS

	Year ended	Year ended	Year ended
	December 31, 2023	December 31, 2022	December 31, 2021
Income
Realized and unrealized gain (loss) on trading of securities:
Realized (loss) gain on securities	$(96,992)	$182,252	$24,928
Net change in unrealized (depreciation) appreciation on securities	(1,214,870)	(1,231,110)	1,383,158
Interest income	590	432	18
Total (loss) income	(1,311,272)	(1,048,426)	1,408,104

Expenses
Professional fees	217,608	79,712	22,383
Distribution and marketing fees	190,696	187,385	69,107
Custodian fees and expenses	23,747	19,180	7,579
Business permits and licenses fees	14,109	13,601	14,935
General and administrative expenses	18,990	13,821	4,899
Other expenses	8	39	9
Total expenses	465,158	313,738	118,912

Expenses waived by the Sponsor	(440,191)	(262,928)	(105,722)

Total expenses, net	24,967	50,810	13,190

Net (loss) income	$(1,336,239)	$(1,099,236)	$1,394,914

Net (loss) gain per share	$(1.90)	$4.34	$5.89
Net (loss) gain per weighted average share	$(1.49)	$(0.92)	$4.60
Weighted average shares outstanding	897,742	1,189,659	303,324

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF CHANGES IN NET ASSETS

	Year ended	Year ended	Year ended
	December 31, 2023	December 31, 2022	December 31, 2021
Operations
Net (loss) income	$(1,336,239)	$(1,099,236)	$1,394,914
Capital transactions
Issuance of Shares	-	45,566,391	13,467,624
Redemption of Shares	(19,829,880)	(19,071,565)	(2,267,271)
Total capital transactions	(19,829,880)	26,494,826	11,200,353
Net change in net assets	(21,166,119)	25,395,590	12,595,267

Net assets, beginning of period	$39,575,245	$14,179,655	$1,584,388

Net assets, end of period	$18,409,126	$39,575,245	$14,179,655

Net asset value per share at beginning of period	$31.35	$27.01	$21.12

Net asset value per share at end of period	$29.45	$31.35	$27.01

Creation of Shares	-	1,362,500	537,500
Redemption of Shares	637,500	625,000	87,500

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF CASH FLOWS

	Year ended	Year ended	Year ended
	December 31, 2023	December 31, 2022	December 31, 2021
Cash flows from operating activities:
Net (loss) income	$(1,336,239)	$(1,099,236)	$1,394,914
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Net change in unrealized depreciation (appreciation) on securities	1,214,870	1,231,110	(1,383,158)
Changes in operating assets and liabilities:
Net sale (purchase) of investments in securities	19,955,928	(26,625,789)	(11,212,599)
Interest receivable	(23)	(29)	(3)
Other assets	622	(592)	(29)
Other liabilities	1,214	(375)	2,537
Net cash provided by (used in) operating activities	19,836,372	(26,494,911)	(11,198,338)

Cash flows from financing activities:
Proceeds from sale of Shares	-	45,566,391	13,467,624
Redemption of Shares	(19,829,880)	(19,071,565)	(2,267,271)
Net cash (used in) provided by financing activities	(19,829,880)	26,494,826	11,200,353

Net change in cash equivalents	6,492	(85)	2,015
Cash equivalents, beginning of period	4,716	4,801	2,786
Cash equivalents, end of period	$11,208	$4,716	$4,801

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

December 31, 2023

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

The Sponsor employs Foreside Fund Services, LLC, ("Foreside" or the "Distributor") a wholly owned subsidiary of Foreside Financial Group, LLC (d/b/a ACA Group), as the Distributor for the Fund. The Distribution Services Agreement among the Distributor, the Sponsor, and the Trust calls for the Distributor to work with the Transfer Agent in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into an agreement under which certain employees and officers of the Sponsor are licensed as registered representatives of the Distributor. These persons engage in certain marketing activities for the Fund. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. These services are recorded in distribution and marketing fees on the combined statements of operations. A summary of these expenses is included below.

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

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Amount Recognized for Custody Services	$23,747	$19,180	$7,579
Amount of Custody Services Waived	$20,690	$19,180	$7,199

Amount Recognized for Distribution Services	$8,177	$9,264	$3,860
Amount of Distribution Services Waived	$8,177	$9,264	$3,702

Amount Recognized for Wilmington Trust	$145	$550	$108
Amount of Wilmington Trust Waived	$145	$-	$108

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as detailed in the Financial Accounting Standards Board’s Accounting Standards Codification.

The Fund qualifies as an investment company solely for accounting purposes and not for any other purpose and follows the accounting and reporting guidance under the Financial Accounting Standards Board Accounting Standards Codification Topic 946, Financial Services - Investment Companies, but is not registered, and is not required to be registered, as an investment company under the Investment Company Act of 1940, as amended.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2021 to 2023, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of and for the years ended December 31, 2023, 2022, and 2021. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the years ended December 31, 2023, 2022, and 2021.

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

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with original maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short-term maturities. The Fund has these balances of its cash equivalents on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits. TAGS had a balance of $11,208 and $4,716 in money market funds at December 31, 2023 and December 31, 2022, respectively; these balances are included in cash equivalents on the statements of assets and liabilities.

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

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Recognized Related Party Transactions	$139,022	$125,972	$51,117
Waived Related Party Transactions	$70,069	$86,496	$46,063

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

TAGS
Year Ended December 31, 2023	$440,191
Year Ended December 31, 2022	$262,928
Year Ended December 31, 2021	$105,722

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) issued ASU 2023-06 – Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The amendments require an entity to disclose its accounting policy for where cash flows associated with derivative instruments and their related gains and losses are presented. The Trust and Fund already discloses the accounting policy related to the derivative gains and losses presented on the cash flow statement. The amendment was adopted early for the period ended December 31, 2023. There is no impact to the financial statements of the Trust or the Fund.

The FASB issued ASU 2023-01, related to Leases – (Topic 842). The response to concerns about applying Topic 842 to related party arrangements between entities under common control. The update was adopted early for the quarter ended March 31, 2023; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

Note 4 - Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of  December 31, 2023 and December 31, 2022:

December 31, 2023

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2023
Exchange Traded Funds	$18,401,900	$-	$-	$18,401,900
Cash Equivalents	11,208	-	-	11,208
Total	$18,413,108	$-	$-	$18,413,108

December 31, 2022

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2022
Exchange Traded Funds	$39,572,698	$-	$-	$39,572,698
Cash Equivalents	4,716	-	-	4,716
Total	$39,577,414	$-	$-	$39,577,414

For the years ended   December 31, 2023 and   December 31, 2022, the Fund did not have any transfers between any of the level of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 - Financial Highlights

The following table presents per share performance data and other supplemental financial data for the years ended December 31, 2023, 2022, and 2021. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Year ended	Year ended	Year ended
	December 31, 2023	December 31, 2022	December 31, 2021
Per Share Operation Performance
Net asset value at beginning of period	$31.35	$27.01	$21.12
Income (loss) from investment operations:
Net realized and unrealized (loss) gain on investment transactions	(1.87)	4.38	5.93
Total expenses, net	(0.03)	(0.04)	(0.04)
Net (decrease) increase in net asset value	(1.90)	4.34	5.89
Net asset value at end of period	$29.45	$31.35	$27.01
Total Return	(6.04)%	16.06%	27.85%
Ratios to Average Net Assets (Annualized)
Total expenses	1.68%	0.84%	1.54%
Total expenses, net	0.09%	0.14%	0.17%
Net investment loss	(0.09)%	(0.13)%	(0.17)%

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

Note 7 - Subsequent Events

Management has evaluated the financial statements for the year-ended  December 31, 2023 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than those noted below:

Nothing to report.

[placeholder]

GRANT THORNTON LLP 757 Third Ave., 9th Floor New York, NY 10017 D+1 212 599 0100 F+1 212 370 4520

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor and Shareholders of

Hashdex Bitcoin Futures ETF

Opinion on the financial statements

We have audited the accompanying statements of assets and liabilities, including the schedules of investments of Hashdex Bitcoin Futures ETF, a series of Teucrium Commodity Trust (the “Fund”) as of December 31, 2023 and 2022, the related statements of operations, changes in net assets, and cash flows for the year ended December 31, 2023 and for the period from commencement of operations (September 15, 2022) through December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the year ended December 31, 2023 and for the period from the commencement of operations (September 15, 2022) through December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GRANT THORNTON LLP

We have served as auditor of one or more of the series of Teucrium Commodity Trust since 2014.

New York, New York

February 29, 2024

GT.COM	Grant Thornton LLP is the U.S. member firm of Grant Thornton International Ltd (GTIL). GTIL and each of its member firms are separate legal entities and are not a worldwide partnership.

HASHDEX BITCOIN FUTURES ETF

STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$1,867,663	$701,969
Interest receivable	10,297	2,961
Equity in trading accounts:
Cryptocurrency futures contracts	129,519	29,152
Due from broker	582,908	337,049
Total equity in trading accounts	712,427	366,201
Total assets	$2,590,387	1,071,131

Liabilities
Management fee payable to Sponsor	$2,053	868
Equity in trading accounts:
Cryptocurrency futures contracts	51,376	-
Total liabilities	53,429	868

Net assets	$2,536,958	$1,070,263

Shares outstanding	50,000	50,004

Shares available	*	*

Net asset value per share	$50.74	$21.40

Market value per share	$50.73	$21.39

* On September 14, 2022, the Hashdex Bitcoin Futures ETF registered an indeterminate number of shares of the Fund pursuant to Rule 456(d) under the Securities Act of 1933.

The accompanying notes are an integral part of these financial statements.

HASHDEX BITCOIN FUTURES ETF

SCHEDULE OF INVESTMENTS

December 31, 2023

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
U.S. Bank Deposit Account	5.270%	$1,867,663	$1,867,663	73.62%	1,867,663

		Number of		Percentage of	Notional Amount
		Contracts	Fair Value	Net Assets	(Long Exposure)
Cryptocurrency futures contracts
United States CME Bitcoin futures contracts
CME Bitcoin futures JAN24		6	$129,519	5.11%	$1,274,550

		Number of		Percentage of	Notional Amount
Description: Liabilities		Contracts	Fair Value	Net Assets	(Long Exposure)

Cryptocurrency futures contracts
United States CME Bitcoin futures contracts
CME Bitcoin futures FEB24		6	$51,376	2.03%	$1,288,500

The accompanying notes are an integral part of these financial statements.

HASHDEX BITCOIN FUTURES ETF

SCHEDULE OF INVESTMENTS

December 31, 2022

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X	4.105%	$701,969	$701,969	65.59%	701,969

	Number of		Percentage of	Notional Amount
	Contracts	Fair Value	Net Assets	(Long Exposure)
Cryptocurrency futures contracts
United States CME Bitcoin futures contracts
CME Bitcoin futures JAN23	6	$24,979	2.33%	$496,050
CME Bitcoin futures FEB23	7	4,173	0.39	575,575
Total cryptocurrency futures contracts		$29,152	2.72%	$1,071,625

HASHDEX BITCOIN FUTURES ETF

STATEMENTS OF OPERATIONS

		From the commencement
	Year Ended	of operations (September 15, 2022)
	December 31, 2023	through December 31, 2022
Income
Realized and unrealized gain (loss) on trading of cryptocurrency futures contracts:
Realized gain (loss) on cryptocurrency futures contracts	$1,308,803	$(423,794)
Net change in unrealized appreciation on cryptocurrency futures contracts	48,991	29,152
Interest income	82,970	12,854
Total Income (loss)	$1,440,764	(381,788)

Expenses
Management fees	17,718	4,249
Professional fees	241,278	54,416
Distribution and marketing fees	8,198	1,076
Custodian fees and expenses	2,167	213
Business permits and licenses fees	19,187	10,842
General and administrative expenses	550	8,744
Total expenses	$289,098	$79,540

Expenses waived by the Sponsor	(271,380)	(75,291)

Total expenses, net	$17,718	$4,249

Net Income (loss)	$1,423,046	$(386,037)

Net gain (loss) per share	$29.34	$(3.60)
Net gain (loss) per weighted average share	$27.31	$(5.82)
Weighted average shares outstanding	52,113	66,359

The accompanying notes are an integral part of these financial statements.

HASHDEX BITCOIN FUTURES ETF

STATEMENTS OF CHANGES IN NET ASSETS

		From the commencement
	Year Ended	of operations (September 15, 2022)
Operations	December 31, 2023	through December 31, 2022
Net Income (loss)	$1,423,046	$(386,037)
Capital transactions
Issuance of Shares	367,689	2,461,340
Redemption of Shares	(324,040)	(1,005,040)
Total capital transactions	43,649	1,456,300
Net change in net assets	1,466,695	1,070,263

Net assets, beginning of period	$1,070,263	$-

Net assets, end of period	$2,536,958	$1,070,263

Net asset value per share at beginning of period	$21.40	$25.00

Net asset value per share at end of period	$50.74	$21.40

Creation of Shares	10,000	100,004
Redemption of Shares	10,004	50,000

The accompanying notes are an integral part of these financial statements.

HASHDEX BITCOIN FUTURES ETF

STATEMENTS OF CASH FLOWS

		From the commencement
	Year Ended	of operations (September 15, 2022)
	December 31, 2023	through December 31, 2022
Cash flows from operating activities:
Net Income (loss)	$1,423,046	$(386,037)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized appreciation on cryptocurrency futures contracts	(48,991)	(29,152)
Changes in operating assets and liabilities:
Due from broker	(245,859)	(337,049)
Interest receivable	(7,336)	(2,961)
Management fee payable to Sponsor	1,185	868
Net cash provided by (used in) operating activities	1,122,045	(754,331)

Cash flows from financing activities:
Proceeds from sale of Shares	367,689	2,461,340
Redemption of Shares	(324,040)	(1,005,040)
Net cash provided by financing activities	43,649	1,456,300

Net change in cash and cash equivalents	1,165,694	701,969
Cash and cash equivalents, beginning of period	701,969	-
Cash and cash equivalents, end of period	$1,867,663	$701,969

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

December 31, 2023

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

The Sponsor employs Foreside Fund Services, LLC (“Foreside” or the “Distributor”), a wholly owned subsidiary of Foreside Financial Group, LLC (d/b/a ABA Group) as the Distributor for the Funds. The Distribution Services Agreement among the Distributor and the Sponsor calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. For its services as the Distributor, Foreside receives a fee of 0.01% of each Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Funds, along with certain expense reimbursements. These services are recorded as distribution and marketing fees on the statements of operations. A summary of these expenses is included below. Pursuant to a Consulting Services Agreement, Foreside Consulting Services, LLC, performs certain consulting support services for the Trust’s Sponsor.

StoneX Financial Inc. (“StoneX”) and Phillip Capital Inc. (“Phillip Capital”) serve as the Fund’s clearing brokers to execute futures contracts and provide other brokerage-related services. StoneX and Phillip Capital are each registered as futures commission merchants (“FCM”) with the U.S. CFTC and are members of the NFA. The clearing brokers are registered as broker-dealers with the SEC and are each a member of FINRA. StoneX and Phillip Capital are each clearing members of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. StoneX is paid 10.00 -$25.00 per half-turn exclusive of pass through fees for the exchange, and the NFA.  Phillip Capital is paid $35.00 - $45.00 per half-turn exclusive of pass through fees for the exchange, the NFA, execution fees and platform and exchange data fees.  Additionally, if the monthly commissions paid do not equal or exceed 16.5% return on the StoneX Capital Requirement at 9.6% of the Exchange Maintenance Margin, the Fund will pay a true up to meet that return at the end of each month. A summary of these expenses is included below.

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

	Year Ended December 31, 2023	Period Ended December 31, 2022
Amount Recognized for Custody Services	$2,167	$213
Amount of Custody Services Waived	$2,167	$213

Amount Recognized for Distribution Services	$676	$95
Amount of Distribution Services Waived	$676	$95

Amount Recognized for Wilmington Trust	$26	$550
Amount of Wilmington Trust Waived	$26	$550

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as detailed in the Financial Accounting Standards Board’s Accounting Standards Codification.

The Fund qualifies as an investment company solely for accounting purposes and not for any other purpose and follows the accounting and reporting guidance under the Financial Accounting Standards Board Accounting Standards Codification Topic 946, Financial Services - Investment Companies, but is not registered, and is not required to be registered, as an investment company under the Investment Company Act of 1940, as amended.

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

Brokerage Commissions

The Sponsor recognizes the expense for brokerage commissions for futures contract trades on a per-trade basis. The below table shows the amounts included on the statements of operations as total brokerage commissions paid inclusive of unrealized loss from the commencement of operations ( September 15, 2022) through  December 31, 2022 and the year ended  December 31, 2023.

DEFI
Year Ended December 31, 2023	$2,546
Period Ended December 31, 2022	$2,217

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

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and from the commencement of operations ( September 15, 2022) through December 31, 2023.

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

Cash Equivalents

Cash equivalents are highly liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short-term maturities. The Fund has these balances of its assets on deposit with banks. Assets deposited with a financial institution may, at times, exceed federally insured limits. DEFI had a balance of $1,867,663 and $701,969 in money market funds at December 31, 2023 and  December 31, 2022; these balances are included in cash equivalents on the statements of assets and liabilities.

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

DEFI
Year Ended December 31, 2023	$271,380
Period Ended December 31, 2022	$75,291

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) issued ASU 2023-06 – Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The amendments require an entity to disclose its accounting policy for where cash flows associated with derivative instruments and their related gains and losses are presented. The Trust and Fund already discloses the accounting policy related to the derivative gains and losses presented on the cash flow statement. The amendment was adopted early for the period ended December 31, 2023. There is no impact to the financial statements of the Trust or the Fund.

The FASB issued ASU 2023-01, related to Leases – (Topic 842). The response to concerns about applying Topic 842 to related party arrangements between entities under common control. The update was adopted early for the quarter ended March 31, 2023; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2022-03, related to fair value measurement (Topic 820) of equity securities subject to contractual sale restrictions. Under the clarified guidance, contractual restrictions on the sale of an equity security are not considered part of the unit of account of the equity security and, therefore, are not considered in measuring fair value, however they do require disclosures. The amendment was adopted early for the quarter ended September 30, 2022; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

On December 31, 2023 and  December 31, 2022 the reported value at the close of the market for each cryptocurrency contract fairly reflected the value of the futures and no alternative valuations were required.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of   December 31, 2023 and  December 31, 2022:

December 31, 2023

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2023
Cash Equivalents	$1,867,663	$-	$-	$1,867,663
Bitcoin futures contracts	129,519	-	-	129,519
Total	$1,997,182	$-	$-	$1,997,182

Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2023
Bitcoin futures contracts	$51,376	$-	$-	$51,376

December 31, 2022

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2022
Cash Equivalents	$701,969	$-	$-	$701,969
Bitcoin futures contracts	29,152	-	-	29,152
Total	$731,121	$-	$-	$731,121

From the commencement of operations ( September 15, 2022) through  December 31, 2022 and the year ended  December 31, 2023, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the period from commencement of operations ( September 15, 2022) through  December 31, 2022 and the year ended  December 31, 2023, the Fund invested only in cryptocurrency futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk, and held by the FCMs, StoneX as of   December 31, 2023 and  December 31, 2022:

Offsetting of Financial Assets and Derivative Assets as of December 31, 2023

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Cryptocurrency Price
Bitcoin futures contracts	$129,519	$-	$129,519	$51,376	$-	$78,143

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2023

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Cryptocurrency Price
Bitcoin futures contracts	$51,376	$-	$51,376	$51,376	$-	$-

Offsetting of Financial Assets and Derivative Assets as of  December 31, 2022

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Cryptocurrency Price
Bitcoin futures contracts	$29,152	$-	$29,152	$-	$-	$29,152

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of cryptocurrency futures contracts categorized by primary underlying risk:

Year Ended  December 31, 2023

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Cryptocurrency Price
Bitcoin futures contracts	$1,308,803	$48,991

From the commencement of operations ( September 15, 2022) through  December 31, 2022

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Cryptocurrency Price
Bitcoin futures contracts	$(423,794)	$29,152

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $2.0 million for the year ended  December 31, 2023 and $1.4 million from the commencement of operations ( September 15, 2022) through December 31, 2022.

Note 6 – Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the year ended  December 31, 2023 and from the commencement of operations ( September 15, 2022) through December 31, 2022. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

		From the commencement
	Year Ended	of operations (September 15, 2022)
	December 31, 2023	through December 31, 2022
Per Share Operation Performance
Net asset value at beginning of period	$21.40	$25.00
Income (loss) from investment operations:
Investment income	1.59	0.19
Net realized and unrealized gain (loss) on cryptocurrency futures contracts	28.09	(3.73)
Total expenses, net	(0.34)	(0.06)
Net increase (decrease) in net asset value	29.34	(3.60)
Net asset value at end of period	$50.74	$21.40
Total Return	137.06%	(14.39)%
Ratios to Average Net Assets (Annualized)
Total expenses	15.34%	17.60%
Total expenses, net	0.94%	0.94%
Net investment income	3.46%	1.90%

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

Note 8 – Subsequent Events

Management has evaluated the financial statements for the period ended December 31, 2023 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than those noted below:

As reported by the registrant on a Form 8-K filed with the Securities and Exchange Commission on November 7, 2023 (File No. 001-34765), Teucrium Commodity Trust (the “Teucrium Trust”), on behalf of its series, Hashdex Bitcoin Futures ETF (“Acquired Fund”), and Tidal Commodities Trust I (“Acquiring Trust”), on behalf of its series, Hashdex Bitcoin Futures ETF (“Acquiring Fund”), entered into an Agreement and Plan of Partnership Merger and Liquidation dated as of October 30, 2023 (the “Plan of Merger”). The Merger closed on January 3, 2024 (the “Closing Date”).

Pursuant to the Plan of Merger, each Acquired Fund shareholder received one share of the Acquiring Fund for every one share of the Acquired Fund held on the Closing Date based on the net asset value per share of the Acquiring Fund being equal to the net asset value per share of the Acquired Fund determined immediately prior to the Merger closing. Upon the Merger closing, the Acquiring Fund acquired all the assets of the Acquired Fund and assumed all the liabilities of the Acquired Fund. Upon the Merger closing, the Plan of Merger caused all of the Acquired Fund’s shares to be cancelled and the Acquired Fund to be liquidated.

The sponsor of the Teucrium Trust, Teucrium Trading, LLC (“Teucrium”), is not receiving any compensation dependent on the consummation of the Merger. Pursuant to a certain Amended and Restated ‘33 Act Fund Platform Support Agreement, as amended (the “Support Agreement”) among Tidal Investments LLC (f/k/a Toroso Investments, LLC) (“Tidal”), Tidal ETF Services, LLC, Hashdex Asset Management Ltd., and Teucrium, Tidal has agreed to provide Teucrium after the Merger with a monthly amount equal to the greater of seven percent (7%) of the management fee paid to Tidal from the Acquiring Fund and 0.04% of monthly average net assets of the Acquiring Fund (“Teucrium Compensation”). Any payment of the Teucrium Compensation will be made from the resources of Tidal and not from the assets of the Acquiring Fund.

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

Date: February 29, 2024