Form 10-Q
period 2024-03-31
Teucrium Commodity Trust
filed 2024-05-10
CIK 1471824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2024.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Total Number of Outstanding Shares as of May 9, 2024
Teucrium Corn Fund	3,550,004
Teucrium Sugar Fund	1,075,004
Teucrium Soybean Fund	1,350,004
Teucrium Wheat Fund	26,750,004
Teucrium Agricultural Fund	512,502

TEUCRIUM COMMODITY TRUST

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Cash and cash equivalents	$253,695,600	$292,237,362
Interest receivable	253,928	410,596
Other assets	16,381	5,362
Equity in trading accounts:
Commodity and cryptocurrency futures contracts	1,667,718	2,367,012
Due from broker	41,016,750	30,935,806
Total equity in trading accounts	42,684,468	33,302,818
Total assets	$296,650,377	$325,956,138

Liabilities
Management fee payable to Sponsor	$228,413	$276,900
Other liabilities	281,114	242,982
Equity in trading accounts:
Commodity and cryptocurrency futures contracts	18,352,042	10,888,842
Total liabilities	18,861,569	$11,408,724

Net Assets	$277,788,808	$314,547,414

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED SCHEDULE OF INVESTMENTS

March 31, 2024

(Unaudited)

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
U.S. Bank Deposit Account	5.240%	$22,987,077	$22,987,077	8.28%	22,987,077
Goldman Sachs Financial Square Government Fund - Institutional Class	5.210%	82,672,927	82,672,927	29.76	82,672,927
Total money market funds		$105,660,004	$105,660,004	38.04%

	Maturity				Percentage of	Principal
	Date	Yield	Cost	Fair Value	Net Assets	Amount
Commercial Paper
American Electric Power Company, Inc.	June 12, 2024	5.465%	$4,941,190	$4,946,401	1.78%	5,000,000
Brookfield Infrastructure Holdings (Canada) Inc.	April 23, 2024	5.844%	2,465,045	2,491,261	0.90	2,500,000
Brookfield Infrastructure Holdings (Canada) Inc.	May 7, 2024	5.834%	2,465,106	2,485,725	0.89	2,500,000
Brookfield Infrastructure Holdings (Canada) Inc.	May 9, 2024	5.710%	4,946,334	4,970,444	1.79	5,000,000
Brookfield Infrastructure Holdings (Canada) Inc.	May 14, 2024	5.782%	2,464,625	2,483,098	0.89	2,500,000
Brookfield Infrastructure Holdings (Canada) Inc.	May 16, 2024	5.772%	4,929,376	4,964,688	1.79	5,000,000
Brookfield Infrastructure Holdings (Canada) Inc.	May 22, 2024	5.780%	2,466,590	2,479,954	0.89	2,500,000
Campbell Soup Company	May 1, 2024	5.601%	4,955,696	4,977,084	1.79	5,000,000
The Cigna Group	April 5, 2024	5.501%	2,970,300	2,998,200	1.08	3,000,000
Crown Castle Inc.	April 18, 2024	5.530%	9,945,600	9,974,312	3.59	10,000,000
EIDP, Inc.	May 23, 2024	5.314%	4,934,875	4,962,372	1.79	5,000,000
FMC Corporation	April 22, 2024	5.755%	2,487,815	2,491,746	0.90	2,500,000
General Motors Financial Company, Inc.	April 23, 2024	5.511%	4,932,500	4,983,500	1.79	5,000,000
General Motors Financial Company, Inc.	April 29, 2024	5.408%	3,465,928	3,485,545	1.25	3,500,000
Glencore Funding LLC	April 16, 2024	5.490%	7,456,125	7,483,125	2.69	7,500,000
Glencore Funding LLC	April 30, 2024	5.493%	4,964,750	4,978,250	1.79	5,000,000
Glencore Funding LLC	May 10, 2024	5.475%	7,440,597	7,456,287	2.68	7,500,000
Harley-Davidson Financial Services, Inc.	April 26, 2024	5.700%	2,482,111	2,490,278	0.90	2,500,000
Harley-Davidson Financial Services, Inc.	May 16, 2024	5.815%	4,943,792	4,964,376	1.79	5,000,000
National Fuel Gas Company	April 4, 2024	5.544%	7,476,113	7,496,588	2.70	7,500,000
Stanley Black & Decker, Inc.	April 4, 2024	5.604%	4,987,734	4,997,700	1.80	5,000,000
VW Credit, Inc.	April 11, 2024	5.511%	9,865,000	9,985,000	3.59	10,000,000
VW Credit, Inc.	May 16, 2024	5.402%	4,943,320	4,966,876	1.45	5,000,000
WGL Holdings, Inc.	April 15, 2024	5.616%	4,984,640	4,989,248	1.46	5,000,000
Total Commercial Paper			$117,915,162	$118,502,058	41.97%
Total Cash Equivalents				$224,162,062	80.01%

	Number of		Percentage of	Notional Amount
	Contracts	Fair Value	Net Assets	(Long Exposure)
Commodity and Cryptocurrency futures contracts
United States corn futures contracts
CBOT Corn Futures SEP24	901	$154,412	0.06%	$20,925,725

United States wheat futures contracts
CBOT wheat futures SEP24	1,599	1,513,306	0.54	47,290,425
Total commodity and cryptocurrency futures contracts		$1,667,718	0.60%	$68,216,150

	Number of		Percentage of	Notional Amount
Description: Liabilities	Contracts	Fair Value	Net Assets	(Long Exposure)

Commodity and Cryptocurrency futures contracts
United States corn futures contracts
CBOT Corn Futures JUL24	1,072	$2,021,501	0.73%	$24,361,200
CBOT Corn Futures DEC24	1,022	1,911,222	0.69	24,413,025

United States soybean futures contracts
CBOT soybean futures JUL24	197	308,999	0.11	11,871,713
CBOT soybean futures NOV24	172	478,846	0.17	10,201,750
CBOT soybean futures NOV25	204	7,131	0.00	11,860,050

United States sugar futures contracts
ICE sugar futures JUL24	234	594,646	0.21	5,805,072
ICE sugar futures OCT24	201	83,984	0.03	4,963,896
ICE sugar futures MAR25	233	135,771	0.05	5,769,826

United States wheat futures contracts
CBOT wheat futures JUL24	1,915	3,610,065	1.30	55,128,063
CBOT wheat futures DEC24	1,800	9,199,877	3.31	55,080,000
Total commodity and cryptocurrency futures contracts		$18,352,042	6.60%	$209,454,595

			Percentage of
Exchange-traded funds*	Cost	Fair Value	Net Assets	Shares
Teucrium Corn Fund		$3,661,367	1.32%	181,115
Teucrium Soybean Fund		3,574,703	1.29	142,076
Teucrium Sugar Fund		3,605,828	1.30	267,233
Teucrium Wheat Fund		3,673,518	1.32	682,062
Total exchange-traded funds	$16,068,429	$14,515,416	5.23%

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

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2024	March 31, 2023
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized loss on commodity and cryptocurrency futures contracts	$(17,194,951)	$(26,591,126)
Net change in unrealized depreciation on commodity and cryptocurrency futures contracts	(7,969,968)	(5,823,279)
Interest income	3,704,387	4,331,014
Total loss	(21,460,532)	(28,083,391)

Expenses
Management fees	701,923	989,515
Professional fees	302,008	446,052
Distribution and marketing fees	947,591	927,712
Custodian fees and expenses	95,024	120,560
Business permits and licenses fees	56,338	34,617
General and administrative expenses	70,863	49,142
Other expenses	66	-
Total expenses	2,173,813	2,567,598

Expenses waived by the Sponsor	(131,847)	(196,064)

Total expenses, net	2,041,966	2,371,534

Net loss	$(23,502,498)	$(30,454,925)

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)*

	Three months ended	Three months ended
	March 31, 2024	March 31, 2023
Operations
Net loss	$(23,502,498)	$(30,454,925)
Capital transactions
Distribution of Net Assets to Acquiring Fund	(2,574,071)	-
Issuance of Shares	13,002,447	17,208,235
Redemption of Shares	(26,854,784)	(100,669,768)
Net change in the cost of the Underlying Funds	3,170,300	5,715,382
Total capital transactions	(13,256,108)	(77,746,151)

Net change in net assets	(36,758,606)	(108,201,076)

Net assets, beginning of period	314,547,414	465,375,598

Net assets, end of period	$277,788,808	$357,174,522

* The Hashdex Bitcoin Futures ETF was transferred to the Tidal Commodities Trust I as described in Note 1 to these financials.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF CASH FLOWS

(Unaudited)*

	Three months ended	Three months ended
	March 31, 2024	March 31, 2023
Cash flows from operating activities:
Net loss	$(23,502,498)	$(30,454,925)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized appreciation on commodity and cryptocurrency futures contracts	7,969,968	5,823,279
Changes in operating assets and liabilities:
Due from broker	(10,080,944)	5,668,407
Interest receivable	146,371	11,703
Other assets	(722)	(50,462)
Due to broker	-	2,101,900
Management fee payable to Sponsor	(48,487)	(122,242)
Other liabilities	38,132	61,862
Net cash used in operating activities	(25,478,180)	(16,960,478)

Cash flows from financing activities:
Distribution to Acquiring Fund upon consummation of merger and liquidation agreement - see Note 1 to the finanical statements	(2,381,545)	-
Proceeds from sale of Shares	13,002,447	18,185,376
Redemption of Shares	(26,854,784)	(110,853,683)
Net change in cost of the Underlying Funds	3,170,300	5,715,382
Net cash used in financing activities	(13,063,582)	(86,952,925)

Net change in cash and cash equivalents	(38,541,762)	(103,913,403)
Cash and cash equivalents beginning of period	292,237,362	434,062,296
Cash and cash equivalents end of period	$253,695,600	$330,148,893

* The Hashdex Bitcoin Futures ETF was transferred to the Tidal Commodities Trust I as described in Note 1 to these financials.

The accompanying notes are an integral part of these financial statements.

NOTES TO COMBINED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

Note 1 – Organization and Operation

Teucrium Commodity Trust (“Trust”), a Delaware statutory trust organized on September 11, 2009, is a series trust consisting of six series: Teucrium Corn Fund (“CORN”), Teucrium Sugar Fund (“CANE”), Teucrium Soybean Fund (“SOYB”), Teucrium Wheat Fund (“WEAT”), Teucrium Agricultural Fund (“TAGS”) and Hashdex Bitcoin Futures ETF (“DEFI”). As discussed elsewhere in this Form 10-Q, the Trust,  on behalf of its series, Hashdex Bitcoin Futures Fund ("Acquired Fund"), and Tidal Commodities Trust I, on behalf of its series, Hashdex Bitcoin Futures Fund, entered into an Agreement and Plan of Merger and Liquidation dated as of October 30, 2023 ("Plan  of Merger"). The Merger closed on the January 3, 2024.  Upon such closing, the Plan of Merger caused all of the Acquired Fund's shares to be canceled and the Acquired Fund to be liquidated. All of these series of the Trust are collectively referred to as the “Funds” and singularly as the “Fund.” Collectively, CORN, CANE, SOYB, and WEAT are referred to as the “Agricultural Funds”. Each Fund is a commodity pool that is a series of the Trust. The Funds issue common units, called the “Shares,” representing fractional undivided beneficial interests in a Fund. Effective as of April 29, 2019, the Trust and the Funds operate pursuant to the Trust’s Fifth Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”).

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

Pursuant to the Plan of Merger, each Acquired Fund shareholder received one share of the Acquiring Fund for every one share of the Acquired Fund held on the Closing Date based on the net asset value per share of the Acquiring Fund being equal to the net asset value per share of the Acquired Fund determined immediately prior to the Merger closing. Upon the Merger closing, the Acquiring Fund acquired all the assets of the Acquired Fund and assumed all the liabilities of the Acquired Fund via distribution. Upon the Merger closing, the Plan of Merger caused all of the Acquired Fund’s shares to be cancelled and the Acquired Fund to be liquidated.

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Trust’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three months ended March 31, 2024, are not necessarily indicative of the results to be expected for the full year ending December 31, 2024.

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

	Three months ended March 31, 2024	Three months ended March 31, 2023
Amount Recognized for Custody Services	$93,105	$120,560
Amount of Custody Services Waived	$3,615	$7,329

Amount Recognized for Distribution Services	$36,539	$38,765
Amount of Distribution Services Waived	$1,527	$2,322

Amount Recognized for Wilmington Trust	$-	$-
Amount of Wilmington Trust Waived	$-	$-

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

Brokerage Commissions

The Sponsor recognizes the expense for brokerage commissions for futures contract trades on a per-trade basis. The below table shows the amounts included on the combined statements of operations as total brokerage commissions paid inclusive of unrealized loss for the three months ended March 31, 2024 and 2023.

	CORN	SOYB	CANE	WEAT	TAGS	DEFI	TRUST
Three months ended March 31, 2024	$9,706	$4,158	$2,008	$15,580	$-	$192	$31,644
Three months ended March 31, 2023	$17,270	$6,340	$6,055	$21,746	$-	$609	$52,020

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

The Funds are required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Funds file income tax returns in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2021 to 2023, the Funds remain subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Funds recording a tax liability that reduces net assets. Based on their analysis, the Funds have determined that they have not incurred any liability for unrecognized tax benefits as of March 31, 2024, and for the years ended December 31, 2023, 2022 and 2021. However, the Funds’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

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

The Funds recognize interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three months ended March 31, 2024 and 2023.

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

	March 31, 2024	December 31, 2023
Money Market Funds	$105,660,004	$120,047,840
Demand Deposit Savings Accounts	29,533,538	29,148,056
Commercial Paper	118,502,058	143,041,466
Total cash and cash equivalents as presented on the combined Statement of Assets and Liabilities	$253,695,600	$292,237,362

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

	Three months ended March 31, 2024	Three months ended March 31, 2023
Recognized Related Party Transactions	$614,406	$591,603
Waived Related Party Transactions	$25,585	$23,865

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

	CORN	SOYB	CANE	WEAT	TAGS	DEFI	TRUST
Three months ended March 31, 2024	$-	$-	$-	$-	$69,538	$62,309	$131,847
Three months ended March 31, 2023	$-	$-	$-	$-	$125,494	$70,570	$196,064

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

On March 31, 2024 and December 31, 2023, in the opinion of the Trust, the reported value at the close of the market for each commodity and cryptocurrency contract fairly reflected the value of the futures and no alternative valuations were required.

For the three months ended March 31, 2024 and year ended December 31, 2023, the Funds did not have any significant transfers between any of the levels of the fair value hierarchy.

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

Note 4 – Fair Value Measurements

The Trust’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Trust’s significant accounting policies in Note 3. The following table presents information about the Trust’s assets and liabilities measured at fair value as of March 31, 2024 and December 31, 2023:

Assets:	Level 1	Level 2	Level 3	Balance as of March 31, 2024
Cash Equivalents	$224,162,062	$-	$-	$224,162,062
Commodity Futures Contracts
Corn futures contracts	154,412	-	-	154,412
Wheat futures contracts	1,513,306	-	-	1,513,306
Total	$225,829,780	$-	$-	$225,829,780

Liabilities	Level 1	Level 2	Level 3	Balance as of March 31, 2024
Commodity Futures Contracts
Corn futures contracts	$3,932,723	$-	$-	$3,932,723
Soybean futures contracts	794,976	-	-	794,976
Sugar futures contracts	814,401	-	-	814,401
Wheat futures contracts	12,809,942	-	-	12,809,942
Total	$18,352,042	$-	$-	$18,352,042

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2023
Cash Equivalents	$263,089,306	$-	$-	$263,089,306
Commodity and Cryptocurrency Futures Contracts
Wheat futures contracts	2,237,493	-	-	2,237,493
Bitcoin futures contracts	129,519	-	-	129,519
Total	$265,456,318	$-	$-	$265,456,318

Liabilities	Level 1	Level 2	Level 3	Balance as of December 31, 2023
Cash Equivalents
Commodity and Cryptocurrency Futures Contracts
Corn futures contracts	$2,182,141	$-	$-	$2,182,141
Soybean futures contracts	1,391,661	-	-	1,391,661
Sugar futures contracts	2,687,998	-	-	2,687,998
Wheat futures contracts	4,575,666	-	-	4,575,666
Bitcoin futures contracts	51,376	-	-	51,376
Total	$10,888,842	$-	$-	$10,888,842

For the three months ended March 31, 2024 and year ended December 31, 2023, the Funds did not have any significant transfers between any of the levels of the fair value hierarchy. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Funds consider the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Funds utilize derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Funds’ derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Funds are also subject to additional counterparty risk due to the inability of its counterparties to meet the terms of their contracts. For the three months ended March 31, 2024 and year ended December 31, 2023, the Funds invested only in commodity and cryptocurrency futures contracts specifically related to each Fund.

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

The following table also identifies the fair value amounts of derivative instruments included in the combined statements of assets and liabilities as derivative contracts, categorized by primary underlying risk, and held by the FCMs, Marex, and StoneX as of March 31, 2024, and December 31, 2023. The DEFI Fund has an account open at Phillip Capital with no contracts held as of March 31, 2024.

*The amount of collateral presented in Collateral, Due from Broker, is limited to the liability for the futures contracts and accordingly does not include the excess collateral pledged.

Offsetting of Financial Assets and Derivative Assets as of March 31, 2024
	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Corn futures contracts	$154,412	$-	$154,412	$154,412	$-	$-
Wheat futures contracts	$1,513,306	$-	$1,513,306	$1,513,306	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of March 31, 2024
	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity Price
Corn futures contracts	$3,932,723	$-	$3,932,723	$154,412	$3,778,311	$-
Soybean futures contracts	$794,976	$-	$794,976	$-	$794,976	$-
Sugar futures contracts	$814,401	$-	$814,401	$-	$814,401	$-
Wheat futures contracts	$12,809,942	$-	$12,809,942	$1,513,306	$11,296,636	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2023
	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity and Cryptocurrency Price
Wheat futures contracts	$2,237,493	$-	$2,237,493	$2,237,493	$-	$-
Bitcoin futures contracts	$129,519	$-	$129,519	$51,376	$-	$78,143

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2023
	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity and Cryptocurrency Price
Corn futures contracts	$2,182,141	$-	$2,182,141	$-	$2,182,141	$-
Soybean futures contracts	$1,391,661	$-	$1,391,661	$-	$1,391,661	$-
Sugar futures contracts	$2,687,998	$-	$2,687,998	$-	$2,687,998	$-
Wheat futures contracts	$4,575,666	$-	$4,575,666	$2,237,493	$2,338,173	$-
Bitcoin futures contracts	$51,376	$-	$51,376	$51,376	$-	$-

The following is a summary of realized and unrealized gains (losses) of the derivative instruments utilized by the Trust:

Three months ended March 31, 2024

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized (Depreciation) Appreciation on Commodity Futures Contracts
Commodity Price and Cryptocurrency Price
Corn futures contracts	$(3,964,335)	$(1,596,170)
Soybeans futures contracts	(2,632,854)	596,685
Sugar futures contracts	(482,314)	1,873,597
Wheat futures contracts	(10,037,305)	(8,958,463)
Bitcoin futures Contracts	(78,143)	114,383
Total commodity and cryptocurrency futures contracts	$(17,194,951)	$(7,969,968)

Three months ended March 31, 2023

	Realized (Loss) Gain on Commodity Futures Contracts	Net Change in Unrealized (Depreciation) Appreciation on Commodity Futures Contracts
Commodity Price and Cryptocurrency Price
Corn futures contracts	$(6,268,935)	$(3,299,360)
Soybeans futures contracts	1,067,543	(3,699,642)
Sugar futures contracts	1,339,448	3,139,817
Wheat futures contracts	(23,358,733)	(2,092,562)
Bitcoin futures Contracts	629,551	128,468
Total commodity and cryptocurrency futures contracts	$(26,591,126)	$(5,823,279)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for the futures contracts held was $277.8 million for the three months ended March 31, 2024 and $382.3 million for the three months ended March 31, 2023.

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

Note 7 – Detail of the net assets and shares outstanding of the Funds that are a series of the Trust

The following are the net assets and shares outstanding of each Fund that is a series of the Trust and, thus, in total, comprise the combined net assets of the Trust:

March 31, 2024

	Outstanding
	Shares	Net Assets
Teucrium Corn Fund	3,450,004	$69,744,097
Teucrium Soybean Fund	1,350,004	33,966,763
Teucrium Sugar Fund	1,225,004	16,529,172
Teucrium Wheat Fund	29,250,004	157,537,309
Teucrium Agricultural Fund:	512,502
Net assets including the investment in the Underlying Funds		14,526,883
Less: Investment in the Underlying Funds		(14,515,416)
Net for the Fund in the combined net assets of the Trust		11,467
Total		$277,788,808

December 31, 2023

	Outstanding
	Shares	Net Assets
Teucrium Corn Fund	3,750,004	$81,050,442
Teucrium Soybean Fund	1,075,004	29,056,020
Teucrium Sugar Fund	1,425,004	17,720,099
Teucrium Wheat Fund	30,800,004	184,176,669
Hashdex Bitcoin Futures ETF	50,000	2,536,958
Teucrium Agricultural Fund:	625,002
Net assets including the investment in the Underlying Funds		18,409,126
Less: Investment in the Underlying Funds		(18,401,900)
Net for the Fund in the combined net assets of the Trust		7,226
Total		$314,547,414

The detailed information for the subscriptions and redemptions, and other financial information for each Fund that is a series of the Trust are included in the accompanying financial statements of each Fund.

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended March 31, 2024 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Trust and Funds other than those noted below:

Trust:

Legal Matters: A settlement agreement (“Agreement”), by and among Teucrium Trading, LLC, Salvatore Gilbertie, Carl Miller III, Cory Mullen-Rusin, Steve Kahler, and Dale and Barbara Riker, was entered into as of April 26, 2024 and is expected to become effective on or before May 17, 2024.  The Agreement resolves all of the claims raised in the actions captioned Dale Riker v. Sal Gilbertie et al., C.A. 656794/2020 (N.Y. Supreme Court), Sal Gilbertie, et. al. v. Dale Riker, et al., C.A. 2020-1018-LWW (Del. Ch.) and Dale Riker, et al. v. Teucrium Trading, LLC, C.A. 2022-1030-LWW (Del. Ch.).

CORN:

Nothing to report.

SOYB:

Nothing to report.

CANE:

The net assets of the fund decreased by $3,645,989, or 22.1%, for the period March 31, 2024 to May 9, 2024. This was driven by a decrease in the shares outstanding by 12.2% and a decrease in the NAV per share of 11.2%.

WEAT:

Nothing to report.

TAGS:

Nothing to report.

DEFI:

Nothing to report.

TEUCRIUM CORN FUND

STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Cash and cash equivalents	$63,692,529	$76,745,471
Interest receivable	75,550	105,283
Equity in trading accounts:
Commodity futures contracts	154,412	-
Due from broker	9,899,988	6,533,938
Total equity in trading accounts	10,054,400	6,533,938
Total assets	73,822,479	83,384,692

Liabilities
Management fee payable to Sponsor	58,311	71,506
Other liabilities	87,348	80,603
Equity in trading accounts:
Commodity futures contracts	3,932,723	2,182,141
Total liabilities	4,078,382	2,334,250

Net assets	$69,744,097	$81,050,442

Shares outstanding	3,450,004	3,750,004

Shares Authorized	*	*

Net asset value per share	$20.22	$21.61

Market value per share	$20.18	$21.57

* On April 7, 2022, the Teucrium Corn Fund registered an indeterminate number of shares of the Fund pursuant to Rule 456(d) under the Securities Act of 1933.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

SCHEDULE OF INVESTMENTS

March 31, 2024

(Unaudited)

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
U.S. Bank Deposit Account	5.240%	$3,095,240	$3,095,240	4.44%	3,095,240
Goldman Sachs Financial Square Government Fund - Institutional Class	5.210%	17,795,011	17,795,011	25.51	17,795,011
Total money market funds		$20,890,251	$20,890,251	29.95%

	Maturity				Percentage of	Principal
	Date	Yield	Cost	Fair Value	Net Assets	Amount
Commercial Paper
Brookfield Infrastructure Holdings (Canada) Inc.	May 9, 2024	5.710%	2,473,167	$2,485,222	3.56%	2,500,000
Brookfield Infrastructure Holdings (Canada) Inc.	May 14, 2024	5.782%	2,464,625	2,483,098	3.56	2,500,000
Brookfield Infrastructure Holdings (Canada) Inc.	May 16, 2024	5.772%	2,464,688	2,482,344	3.56	2,500,000
Campbell Soup Company	May 1, 2024	5.601%	2,477,848	2,488,542	3.57	2,500,000
Crown Castle Inc.	April 18, 2024	5.530%	4,972,800	4,987,156	7.15	5,000,000
Glencore Funding LLC	April 16, 2024	5.490%	2,485,375	2,494,375	3.58	2,500,000
Harley-Davidson Financial Services, Inc.	May 16, 2024	5.815%	2,471,896	2,482,188	3.56	2,500,000
Stanley Black & Decker, Inc.	April 4, 2024	5.604%	2,493,867	2,498,850	3.58	2,500,000
VW Credit, Inc.	April 11, 2024	5.511%	4,932,500	4,992,500	7.16	5,000,000
VW Credit, Inc.	May 16, 2024	5.402%	2,471,660	2,483,438	3.56	2,500,000
WGL Holdings, Inc.	April 15, 2024	5.616%	2,492,320	2,494,624	3.58	2,500,000
Total Commercial Paper			$32,200,746	$32,372,337	46.42%
Total Cash Equivalents				$53,262,588	76.37%

	Number of		Percentage of	Notional Amount
	Contracts	Fair Value	Net Assets	(Long Exposure)
Commodity futures contracts
United States corn futures contracts
CBOT Corn Futures SEP24	901	$154,412	0.22%	$20,925,725

	Number of		Percentage of	Notional Amount
Description: Liabilities	Contracts	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT Corn Futures JUL24	1,072	$2,021,501	2.90%	$24,361,200
CBOT Corn Futures DEC24	1,022	1,911,222	2.74	24,413,025
Total commodity futures contracts		$3,932,723	5.64%	$48,774,225

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

SCHEDULE OF INVESTMENTS

December 31, 2023

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
U.S. Bank Deposit Account	5.270%	$7,523,423	$7,523,423	9.28%	7,523,423
Goldman Sachs Financial Square Government Fund - Institutional Class	5.250%	19,050,119	19,050,119	23.51	19,050,119
Total money market funds		$26,573,542	$26,573,542	32.79%

	Maturity				Percentage of	Principal
	Date	Yield	Cost	Fair Value	Net Assets	Amount
Commercial Paper
Albemarle Corporation	January 3, 2024	5.770%	$4,950,475	$4,998,428	6.17%	5,000,000
Albemarle Corporation	January 11, 2024	5.808%	2,478,230	2,496,042	3.08	2,500,000
Brookfield Infrastructure Holdings (Canada) Inc.	January 9, 2024	5.794%	2,489,708	2,496,833	3.08	2,500,000
Brookfield Infrastructure Holdings (Canada) Inc.	January 16, 2024	5.853%	2,466,575	2,494,031	3.08	2,500,000
Entergy Corporation	March 1, 2024	5.665%	2,467,625	2,476,875	3.06	2,500,000
FMC Corporation	January 19, 2024	5.816%	2,488,878	2,492,850	3.07	2,500,000
Harley-Davidson Financial Services, Inc.	January 9, 2024	5.843%	2,474,533	2,496,817	3.08	2,500,000
Harley-Davidson Financial Services, Inc.	February 1, 2024	5.867%	2,480,400	2,487,600	3.07	2,500,000
Harley-Davidson Financial Services, Inc.	February 14, 2024	5.927%	2,473,774	2,482,247	3.06	2,500,000
National Fuel Gas Company	January 8, 2024	5.867%	2,480,400	2,497,200	3.08	2,500,000
Oracle Corporation	March 6, 2024	5.562%	2,467,452	2,475,400	3.05	2,500,000
V.F. Corporation	January 18, 2024	5.606%	2,473,646	2,493,507	3.08	2,500,000
WGL Holdings, Inc.	January 3, 2024	5.793%	2,490,896	2,499,208	3.08	2,500,000
WGL Holdings, Inc.	January 12, 2024	5.849%	2,487,222	2,495,608	3.08	2,500,000
Walgreens Boots Alliance, Inc.	January 12, 2024	6.028%	2,484,378	2,495,478	3.08	2,500,000
Total Commercial Paper			$39,654,192	$39,878,124	49.20%
Total Cash Equivalents				$66,451,666	81.99%

	Number of		Percentage of	Notional Amount
Description: Liabilities	Contracts	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT corn futures MAY24	1,171	$1,102,254	1.36%	$28,338,200
CBOT corn futures JUL24	983	384,407	0.47	24,280,100
CBOT corn futures DEC24	1,128	695,480	0.86	28,397,400
Total commodity futures contracts		$2,182,141	2.69%	$81,015,700

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2024	March 31, 2023
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized loss on commodity futures contracts	$(3,964,335)	$(6,268,935)
Net change in unrealized depreciation on commodity futures contracts	(1,596,170)	(3,299,360)
Interest income	948,218	1,454,236
Total loss	(4,612,287)	(8,114,059)

Expenses
Management fees	178,243	328,874
Professional fees	57,038	78,808
Distribution and marketing fees	205,464	239,078
Custodian fees and expenses	21,972	33,044
Business permits and licenses fees	7,130	6,578
General and administrative expenses	15,426	13,312
Total expenses	485,273	699,694

Expenses waived by the Sponsor	-	-

Total expenses, net	485,273	699,694

Net loss	$(5,097,560)	$(8,813,753)

Net loss per share	$(1.39)	$(1.63)
Net loss per weighted average share	$(1.43)	$(1.71)
Weighted average shares outstanding	3,554,125	5,145,004

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2024	March 31, 2023
Operations
Net loss	$(5,097,560)	$(8,813,753)
Capital transactions
Issuance of Shares	2,436,790	1,991,168
Redemption of Shares	(8,645,575)	(30,190,763)
Total capital transactions	(6,208,785)	(28,199,595)
Net change in net assets	(11,306,345)	(37,013,348)

Net assets, beginning of period	$81,050,442	$152,638,405

Net assets, end of period	$69,744,097	$115,625,057

Net asset value per share at beginning of period	$21.61	$26.90

Net asset value per share at end of period	$20.22	$25.27

Creation of Shares	125,000	75,000
Redemption of Shares	425,000	1,175,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2024	March 31, 2023
Cash flows from operating activities:
Net loss	$(5,097,560)	$(8,813,753)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized depreciation on commodity futures contracts	1,596,170	3,299,360
Changes in operating assets and liabilities:
Due from broker	(3,366,050)	(1,572,445)
Interest receivable	29,733	(3,744)
Other assets	-	854
Management fee payable to Sponsor	(13,195)	(43,305)
Other liabilities	6,745	1,016
Net cash used in operating activities	(6,844,157)	(7,132,017)

Cash flows from financing activities:
Proceeds from sale of Shares	2,436,790	3,335,998
Redemption of Shares	(8,645,575)	(31,535,593)
Net cash used in financing activities	(6,208,785)	(28,199,595)

Net change in cash and cash equivalents	(13,052,942)	(35,331,612)
Cash and cash equivalents, beginning of period	76,745,471	142,434,737
Cash and cash equivalents, end of period	$63,692,529	$107,103,125

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

March 31, 2024

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024.

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

	Three months ended March 31, 2024	Three months ended March 31, 2023
Amount Recognized for Custody Services	$21,972	$33,044
Amount of Custody Services Waived	$-	$-

Amount Recognized for Distribution Services	$8,128	$10,053
Amount of Distribution Services Waived	$-	$-

Amount Recognized for Wilmington Trust	$-	$-
Amount of Wilmington Trust Waived	$-	$-

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

Brokerage Commissions

The Sponsor recognizes the expense for brokerage commissions for futures contract trades on a per-trade basis. The below table shows the amounts included on the statements of operations as total brokerage commissions paid inclusive of unrealized loss for the three months ended March 31, 2024 and 2023.

CORN
Three months ended March 31, 2024	$9,706
Three months ended March 31, 2023	$17,270

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2021 to 2023, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2024 and for the years ended December 31, 2023, 2022, and 2021. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three months ended March 31, 2024 and 2023.

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

	March 31, 2024	December 31, 2023
Money Market Funds	$20,890,251	$26,573,542
Demand Deposit Savings Accounts	10,429,941	10,293,805
Commercial Paper	32,372,337	39,878,124
Total cash and cash equivalents as presented on the Statements of Assets and Liabilities	$63,692,529	$76,745,471

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

	Three months ended March 31, 2024	Three months ended March 31, 2023
Recognized Related Party Transactions	$136,525	$154,915
Waived Related Party Transactions	$-	$-

The Sponsor has the ability to elect to pay certain expenses on behalf of the Funds or waive the management fee. This election is subject to change by the Sponsor, at its discretion. Expenses paid by the Sponsor and Management fees waived by the Sponsor are, if applicable, presented as waived expenses in the statements of operations for each Fund. There were no expenses waived for the three months ended March 31, 2024 and 2023.

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

On March 31, 2024 and December 31, 2023, in the opinion of the Trust and the Fund, the reported value at the close of the market for each commodity contract fairly reflected the value of the futures and no alternative valuations were required. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

For the three months ended March 31, 2024 and year ended December 31, 2023, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of March 31, 2024 and December 31, 2023:

March 31, 2024

				Balance as of
Assets:	Level 1	Level 2	Level 3	March 31, 2024
Cash Equivalents	$53,262,588	$-	$-	$53,262,588
Commodity Futures Contracts
Corn futures contracts	154,412	-	-	154,412
Total	$53,417,000	$-	$-	$53,417,000

				Balance as of
Liabilities	Level 1	Level 2	Level 3	March 31, 2024
Commodity Futures Contracts
Corn futures contracts	$3,932,723	$-	$-	$3,932,723

December 31, 2023

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2023
Cash Equivalents	$66,451,666	$-	$-	$66,451,666

				Balance as of
Liabilities	Level 1	Level 2	Level 3	December 31, 2023
Corn futures contracts	$2,182,141	$-	$-	$2,182,141

For the three months ended March 31, 2024 and year ended December 31, 2023, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the three months ended March 31, 2024 and year ended December 31, 2023, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk, and held by the FCMs, Marex and StoneX as of March 31, 2024, and December 31, 2023.

*The amount of collateral presented in Collateral, Due from Broker, is limited to the liability for the futures contracts and accordingly does not include the excess collateral pledged.

Offsetting of Financial Assets and Derivative Assets as of March 31, 2024

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Corn futures contracts	$154,412	$-	$154,412	$154,412	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of March 31, 2024

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity Price
Corn futures contracts	$3,932,723	$-	$3,932,723	$154,412	$3,778,311	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2023

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity Price
Corn futures contracts	$2,182,141	$-	$2,182,141	$-	$2,182,141	$-

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Three months ended March 31, 2024

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(3,964,335)	$(1,596,170)

Three months ended March 31, 2023

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(6,268,935)	$(3,299,360)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for the futures contracts held was $69.4 million for the three months ended March 31, 2024 and $126.4 million for the three months ended March 31, 2023.

Note 6 – Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the three months ended March 31, 2024 and 2023. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended
	March 31, 2024	March 31, 2023
Per Share Operation Performance
Net asset value at beginning of period	$21.61	$26.90
Income from investment operations:
Interest income	0.27	0.28
Net realized and unrealized loss on commodity futures contracts	(1.53)	(1.77)
Total expenses, net	(0.13)	(0.14)
Net decrease in net asset value	(1.39)	(1.63)
Net asset value at end of period	$20.22	$25.27
Total Return	-6.47%	-6.03%
Ratios to Average Net Assets (Annualized)
Total expenses	2.72%	2.13%
Total expenses, net	2.72%	2.13%
Net investment income	2.60%	2.29%

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

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended March 31, 2024 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Cash and cash equivalents	$32,652,507	$28,107,189
Interest receivable	53,269	36,662
Other assets	883	-
Equity in trading accounts:
Due from broker	2,165,633	2,385,040
Total assets	34,872,292	30,528,891

Liabilities
Management fee payable to Sponsor	26,755	25,659
Other liabilities	83,798	55,551
Equity in trading accounts:
Commodity futures contracts	794,976	1,391,661
Total liabilities	905,529	1,472,871

Net assets	$33,966,763	$29,056,020

Shares outstanding	1,350,004	1,075,004

Shares authorized	*	*

Net asset value per share	$25.16	$27.03

Market value per share	$25.21	$27.01

* On April 7, 2022, the Teucrium Soybean Fund registered an indeterminate number of shares of the Fund pursuant to Rule 456(d) under the Securities Act of 1933.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

SCHEDULE OF INVESTMENTS

March 31, 2024

(Unaudited)

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X	5.240%	$7,780,493	$7,780,493	22.91%	7,780,493
Goldman Sachs Financial Square Government Fund - Institutional Class	5.210%	4,447,673	4,447,673	13.09	4,447,673
Total money market funds		$12,228,166	$12,228,166	36.00%

	Maturity				Percentage of	Principal
	Date	Yield	Cost	Fair Value	Net Assets	Amount
Commercial Paper
FMC Corporation	April 22, 2024	5.755%	$2,487,815	$2,491,746	7.34%	2,500,000
General Motors Financial Company, Inc.	April 29, 2024	5.408%	2,475,663	2,489,675	7.33	2,500,000
Glencore Funding LLC	April 30, 2024	5.493%	2,482,375	2,489,125	7.33	2,500,000
Glencore Funding LLC	May 10, 2024	5.475%	2,480,199	2,485,429	7.32	2,500,000
National Fuel Gas Company	April 4, 2024	5.544%	2,492,038	2,498,863	7.36	2,500,000
Stanley Black & Decker, Inc.	April 4, 2024	5.604%	2,493,867	2,498,850	7.36	2,500,000
Total Commercial Paper			$14,911,957	$14,953,688	44.04%
Total Cash Equivalents				$27,181,854	80.04%

	Number of		Percentage of	Notional Amount
Description: Liabilities	Contracts	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures JUL24	197	$308,999	0.91%	$11,871,713
CBOT soybean futures NOV24	172	478,846	1.41	10,201,750
CBOT soybean futures NOV25	204	7,131	0.02	11,860,050
Total commodity futures contracts		$794,976	2.34%	$33,933,513

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

TEUCRIUM SOYBEAN FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2024	March 31, 2023
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized (loss) gain on commodity futures contracts	$(2,632,854)	$1,067,543
Net change in unrealized appreciation/(depreciation) on commodity futures contracts	596,685	(3,699,642)
Interest income	380,411	511,623
Total loss	(1,655,758)	(2,120,476)

Expenses
Management fees	70,722	114,690
Professional fees	38,420	57,998
Distribution and marketing fees	100,750	69,185
Custodian fees and expenses	8,486	3,441
Business permits and licenses fees	6,269	2,294
General and administrative expenses	7,072	2,294
Total expenses	231,719	249,902

Expenses waived by the Sponsor	-	-

Total expenses, net	231,719	249,902

Net loss	$(1,887,477)	$(2,370,378)

Net loss per share	$(1.87)	$(1.31)
Net loss per weighted average share	$(1.67)	$(1.42)
Weighted average shares outstanding	1,129,400	1,668,615

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2024	March 31, 2023
Operations
Net loss	$(1,887,477)	$(2,370,378)
Capital transactions
Issuance of Shares	8,094,215	3,526,043
Redemption of Shares	(1,295,995)	(21,521,150)
Total capital transactions	6,798,220	(17,995,107)
Net change in net assets	4,910,743	(20,365,485)

Net assets, beginning of period	$29,056,020	$58,429,985

Net assets, end of period	$33,966,763	$38,064,500

Net asset value per share at beginning of period	$27.03	$28.50

Net asset value per share at end of period	$25.16	$27.19

Creation of Shares	325,000	125,000
Redemption of Shares	50,000	775,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2024	March 31, 2023
Cash flows from operating activities:
Net loss	$(1,887,477)	$(2,370,378)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized (depreciation)/appreciation on commodity futures contracts	(596,685)	3,699,642
Changes in operating assets and liabilities:
Due from broker	219,407	(2,578,615)
Interest receivable	(16,607)	34,657
Other assets	(883)	(29,849)
Management fee payable to Sponsor	1,096	(21,191)
Other liabilities	28,247	(7,119)
Net cash used in operating activities	(2,252,902)	(1,272,853)

Cash flows from financing activities:
Proceeds from sale of Shares	8,094,215	3,526,043
Redemption of Shares	(1,295,995)	(24,371,410)
Net cash provided by (used in) financing activities	6,798,220	(20,845,367)

Net change in cash and cash equivalents	4,545,318	(22,118,220)
Cash and cash equivalents beginning of period	28,107,189	58,212,569
Cash and cash equivalents end of period	$32,652,507	$36,094,349

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

March 31, 2024

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024.

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

	Three months ended March 31, 2024	Three months ended March 31, 2023
Amount Recognized for Custody Services	$8,486	$3,441
Amount of Custody Services Waived	$-	$-

Amount Recognized for Distribution Services	$3,063	$3,266
Amount of Distribution Services Waived	$-	$-

Amount Recognized for Wilmington Trust	$-	$-
Amount of Wilmington Trust Waived	$-	$-

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

Brokerage Commissions

The Sponsor recognizes the expense for brokerage commissions for futures contract trades on a per-trade basis. The below table shows the amounts included on the statements of operations as total brokerage commissions paid inclusive of unrealized loss for the three months ended March 31, 2024 and 2023.

SOYB
Three months ended March 31, 2024	$4,158
Three months ended March 31, 2023	$6,340

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2021 to 2023, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2024 and for the years ended December 31, 2023, 2022, and 2021. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three months ended March 31, 2024 and 2023.

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

	March 31, 2024	December 31, 2023
Money Market Funds	$12,228,166	$7,746,099
Demand Deposit Savings Accounts	5,470,653	5,399,248
Commercial Paper	14,953,688	14,961,842
Total cash and cash equivalents as presented on the Statements of Assets and Liabilities	$32,652,507	$28,107,189

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

	Three months ended March 31, 2024	Three months ended March 31, 2023
Recognized Related Party Transactions	$51,460	$50,267
Waived Related Party Transactions	$-	$-

The Sponsor has the ability to elect to pay certain expenses on behalf of the Funds or waive the management fee. This election is subject to change by the Sponsor, at its discretion. Expenses paid by the Sponsor and Management fees waived by the Sponsor are, if applicable, presented as waived expenses in the statements of operations for each Fund. There were no expenses waived for the three months ended March 31, 2024 and 2023.

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

On March 31, 2024 and December 31, 2023, in the opinion of the Trust and the Fund, the reported value at the close of the market for each commodity contract fairly reflected the value of the futures and no alternative valuations were required. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

For the three months ended March 31, 2024 and year ended December 31, 2023, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of March 31, 2024 and December 31, 2023:

March 31, 2024

				Balance as of
Assets:	Level 1	Level 2	Level 3	March 31, 2024
Cash Equivalents	$27,181,854	$-	$-	$27,181,854

				Balance as of
Liabilities	Level 1	Level 2	Level 3	March 31, 2024
Commodity Futures Contracts
Soybean futures contracts	$794,976	$-	$-	$794,976

December 31, 2023

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2023
Cash Equivalents	$22,707,941	$-	$-	$22,707,941

				Balance as of
Liabilities	Level 1	Level 2	Level 3	December 31, 2023
Soybean futures contracts	$1,391,661	$-	$-	$1,391,661

For the three months ended March 31, 2024 and year ended December 31, 2023, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the three months ended March 31, 2024 and year ended December 31, 2023, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk, and held by the FCMs, Marex and StoneX as of March 31, 2024, and December 31, 2023.

*The amount of collateral presented in Collateral, Due from Broker, is limited to the liability for the futures contracts and accordingly does not include the excess collateral pledged.

Offsetting of Financial Liabilities and Derivative Liabilities as of March 31, 2024

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity Price
Soybean futures contracts	$794,976	$-	$794,976	$-	$794,976	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2023

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity Price
Soybean futures contracts	$1,391,661	$-	$1,391,661	$-	$1,391,661	$-

The following is a summary of realized and unrealized gains and losses of the derivative instruments utilized by the Fund:

Three months ended March 31, 2024

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Soybean futures contracts	$(2,632,854)	$596,685

Three months ended March 31, 2023

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Soybean futures contracts	$1,067,543	$(3,699,642)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $29.1 million for the three months ended March 31, 2024 and $42.6 million for the three months ended March 31, 2023.

Note 6 – Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the three months ended March 31, 2024 and 2023. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended
	March 31, 2024	March 31, 2023
Per Share Operation Performance
Net asset value at beginning of period	$27.03	$28.50
Income from investment operations:
Interest income	0.34	0.31
Net realized and unrealized loss on commodity futures contracts	(2.00)	(1.47)
Total expenses, net	(0.21)	(0.15)
Net decrease in net asset value	(1.87)	(1.31)
Net asset value at end of period	$25.16	$27.19
Total Return	-6.91%	-4.61%
Ratios to Average Net Assets (Annualized)
Total expenses	3.28%	2.18%
Total expenses, net	3.28%	2.18%
Net investment income	2.10%	2.28%

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

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended March 31, 2024 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund.

TEUCRIUM SUGAR FUND

STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Cash and cash equivalents	$15,283,959	$16,773,745
Interest receivable	21,734	31,551
Other assets	9,114	835
Equity in trading accounts:
Due from broker	2,063,532	3,650,191
Total assets	17,378,339	20,456,322

Liabilities
Management fee payable to Sponsor	13,643	17,451
Other liabilities	21,123	30,774
Equity in trading accounts:
Commodity futures contracts	814,401	2,687,998
Total liabilities	849,167	2,736,223

Net assets	$16,529,172	$17,720,099

Shares outstanding	1,225,004	1,425,004

Shares authorized	*	*

Net asset value per share	$13.49	$12.44

Market value per share	$13.49	$12.40

* On April 7, 2022, the Teucrium Sugar Fund registered an indeterminate number of shares of the Fund pursuant to Rule 456(d) under the Securities Act of 1933.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

SCHEDULE OF INVESTMENTS

March 31, 2024

(Unaudited)

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
U.S. Bank Deposit Account	5.240%	$1,342,798	$1,342,798	8.12%	1,342,798
Goldman Sachs Financial Square Government Fund - Institutional Class	5.210%	2,708,188	2,708,188	16.38	2,708,188
Total Money Market Funds		$4,050,986	$4,050,986	24.50%
	Maturity				Percentage of	Principal
	Date	Yield	Cost	Fair Value	Net Assets	Amount
Commercial Paper
The Cigna Group	April 5, 2024	5.501%	$495,050	$499,700	3.02%	500,000
Campbell Soup Company	May 1, 2024	5.601%	2,477,848	2,488,542	15.06	2,500,000
Glencore Funding LLC	April 16, 2024	5.490%	2,485,375	2,494,375	15.09	2,500,000
Glencore Funding LLC	May 10, 2024	5.475%	2,480,199	2,485,429	15.04	2,500,000
Total Commercial Paper			$7,938,472	$7,968,046	48.21%
Total Cash Equivalents				$12,019,032	72.71%

	Number of		Percentage of	Notional Amount
Description: Liabilities	Contracts	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States sugar futures contracts
ICE sugar futures JUL24	234	$594,646	3.60%	$5,805,072
ICE sugar futures OCT24	201	83,984	0.51	4,963,896
ICE sugar futures MAR25	233	135,771	0.82	5,769,826
Total commodity futures contracts		$814,401	4.93%	$16,538,794

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

TEUCRIUM SUGAR FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2024	March 31, 2023
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized (loss) gain on commodity futures contracts	$(482,314)	$1,339,448
Net change in unrealized appreciation on commodity futures contracts	1,873,597	3,139,817
Interest income	224,625	271,449
Total income	1,615,908	4,750,714

Expenses
Management fees	42,559	61,338
Professional fees	27,663	69,929
Distribution and marketing fees	82,545	34,816
Custodian fees and expenses	8,512	1,036
Business permits and licenses fees	5,631	2,491
General and administrative expenses	5,107	613
Total expenses	172,017	170,223

Expenses waived by the Sponsor	-	-

Total expenses, net	172,017	170,223

Net income	$1,443,891	$4,580,491

Net income per share	$1.05	$1.93
Net income per weighted average share	$1.12	$1.87
Weighted average shares outstanding	1,287,641	2,446,948

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2024	March 31, 2023
Operations
Net income	$1,443,891	$4,580,491
Capital transactions
Issuance of Shares	-	5,458,637
Redemption of Shares	(2,634,818)	(6,262,695)
Total capital transactions	(2,634,818)	(804,058)
Net change in net assets	(1,190,927)	3,776,433

Net assets, beginning of period	$17,720,099	$24,262,359

Net assets, end of period	$16,529,172	$28,038,792

Net asset value per share at beginning of period	$12.44	$9.51

Net asset value per share at end of period	$13.49	$11.44

Creation of Shares	-	525,000
Redemption of Shares	200,000	625,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2024	March 31, 2023
Cash flows from operating activities:
Net income	$1,443,891	$4,580,491
Adjustments to reconcile net income to net cash provided by operating activities:
Net change in unrealized appreciation on commodity futures contracts	(1,873,597)	(3,139,817)
Changes in operating assets and liabilities:
Due from broker	1,586,659	447,801
Interest receivable	9,817	(16,719)
Other assets	(8,279)	(16,995)
Due to broker	-	2,101,900
Management fee payable to Sponsor	(3,808)	2,877
Other liabilities	(9,651)	(623)
Net cash provided by operating activities	1,145,032	3,958,915

Cash flows from financing activities:
Proceeds from sale of Shares	-	5,458,637
Redemption of Shares	(2,634,818)	(6,262,695)
Net cash used in financing activities	(2,634,818)	(804,058)

Net change in cash and cash equivalents	(1,489,786)	3,154,857
Cash and cash equivalents beginning of period	16,773,745	22,977,480
Cash and cash equivalents end of period	$15,283,959	$26,132,337

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

March 31, 2024

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024.

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

	Three months ended March 31, 2024	Three months ended March 31, 2023
Amount Recognized for Custody Services	$8,512	$1,036
Amount of Custody Services Waived	$-	$-

Amount Recognized for Distribution Services	$3,491	$1,548
Amount of Distribution Services Waived	$-	$-

Amount Recognized for Wilmington Trust	$-	$-
Amount of Wilmington Trust Waived	$-	$-

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

Brokerage Commissions

The Sponsor recognizes the expense for brokerage commissions for futures contract trades on a per-trade basis. The below table shows the amounts included on the statements of operations as total brokerage commissions paid inclusive of unrealized loss for the three months ended March 31, 2024 and 2023.

CANE
Three months ended March 31, 2024	$2,008
Three months ended March 31, 2023	$6,055

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2021 to 2023, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2024 and for the years ended December 31, 2023, 2022, and 2021. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three months ended March 31, 2024 and 2023.

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

	March 31, 2024	December 31, 2023
Money Market Funds	$4,050,986	$3,033,238
Demand Deposit Savings Accounts	3,264,927	3,222,312
Commercial Paper	7,968,046	10,518,195
Total cash and cash equivalents as presented on the Statements of Assets and Liabilities	$15,283,959	$16,773,745

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

	Three months ended March 31, 2024	Three months ended March 31, 2023
Recognized Related Party Transactions	$58,527	$23,761
Waived Related Party Transactions	$-	$-

The Sponsor has the ability to elect to pay certain expenses on behalf of the Funds or waive the management fee. This election is subject to change by the Sponsor, at its discretion. Expenses paid by the Sponsor and Management fees waived by the Sponsor are, if applicable, presented as waived expenses in the statements of operations for each Fund. There were no expenses waived for the three months ended March 31, 2024 and 2023.

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

On March 31, 2024 and December 31, 2023, in the opinion of the Trust and the Fund, the reported value of the Sugar Futures Contracts traded on the ICE fairly reflected the value of the Sugar Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

For the three months ended March 31, 2024 and year ended December 31, 2023, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of March 31, 2024 and December 31, 2023:

March 31, 2024

				Balance as of
Assets:	Level 1	Level 2	Level 3	March 31, 2024
Cash Equivalents	$12,019,032	$-	$-	$12,019,032

				Balance as of
Liabilities	Level 1	Level 2	Level 3	March 31, 2024
Commodity Futures Contracts
Sugar futures contracts	$814,401	$-	$-	$814,401

December 31, 2023

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2023
Cash Equivalents	$13,551,433	$-	$-	$13,551,433

				Balance as of
Liabilities	Level 1	Level 2	Level 3	December 31, 2023
Sugar futures contracts	$2,687,998	$-	$-	$2,687,998

For the three months ended March 31, 2024 and year ended December 31, 2023, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value – Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the three months ended March 31, 2024 and year ended December 31, 2023, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk, and held by the FCMs, Marex and StoneX as of March 31, 2024, and December 31, 2023.

*The amount of collateral presented in Collateral, Due from Broker, is limited to the liability for the futures contracts and accordingly does not include the excess collateral pledged.

Offsetting of Financial Liabilities and Derivative Liabilities as of  March 31, 2024

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity Price
Sugar futures contracts	$814,401	$-	$814,401	$-	$814,401	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2023

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity Price
Sugar futures contracts	$2,687,998	$-	$2,687,998	$2,687,998	$-	$-

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Three months ended March 31, 2024

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Sugar futures contracts	$(482,314)	$1,873,597

Three months ended March 31, 2023

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Sugar futures contracts	$1,339,448	$3,139,817

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held were $16.9 million for the three months ended March 31, 2024 and $25.7 million for the three months ended March 31, 2023.

Note 6 – Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the three months ended March 31, 2024 and 2023. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended
	March 31, 2024	March 31, 2023
Per Share Operation Performance
Net asset value at beginning of period	$12.44	$9.51
Income (loss) from investment operations:
Interest income	0.17	0.11
Net realized and unrealized gain on commodity futures contracts	1.01	1.89
Total expenses, net	(0.13)	(0.07)
Net increase in net asset value	1.05	1.93
Net asset value at end of period	$13.49	$11.44
Total Return	8.51%	20.28%
Ratios to Average Net Assets (Annualized)
Total expenses	4.04%	2.78%
Total expenses, net	4.04%	2.78%
Net investment income	1.24%	1.65%

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

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended March 31, 2024 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than those notes below:

The net assets of the fund decreased by $3,645,989, or 22.1%, for the period March 31, 2024 to May 9, 2024. This was driven by a decrease in the shares outstanding by 12.2% and a decrease in the NAV per share of 11.2%.

TEUCRIUM WHEAT FUND

STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Cash and cash equivalents	$142,056,904	$168,732,086
Interest receivable	103,341	226,748
Other assets	813	4,527
Equity in trading accounts:
Commodity futures contracts	1,513,306	2,237,493
Due from broker	26,887,597	17,783,729
Total equity in trading accounts	28,400,903	20,021,222
Total assets	170,561,961	188,984,583

Liabilities
Management fee payable to Sponsor	129,704	160,231
Other liabilities	85,006	72,017
Equity in trading accounts:
Commodity futures contracts	12,809,942	4,575,666
Total liabilities	13,024,652	4,807,914

Net assets	$157,537,309	$184,176,669

Shares outstanding	29,250,004	30,800,004

Shares authorized	*	*

Net asset value per share	$5.39	$5.98

Market value per share	$5.41	$5.97

* On March 9, 2022, the Teucrium Wheat Fund registered an indeterminate number of shares of the Fund pursuant to Rule 456(d) under the Securities Act of 1933.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

SCHEDULE OF INVESTMENTS

March 31, 2024

(Unaudited)

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
U.S. Bank Deposit Account	5.240%	$10,758,845	$10,758,845	6.83%	10,758,845
Goldman Sachs Financial Square Government Fund - Institutional Class	5.210%	57,722,055	57,722,055	36.64	57,722,055
Total money market funds		$68,480,900	$68,480,900	43.47%

	Maturity				Percentage of	Principal
	Date	Yield	Cost	Fair Value	Net Assets	Amount
Commercial Paper
American Electric Power Company, Inc.	June 12, 2024	5.465%	$4,941,190	$4,946,401	3.14%	5,000,000
Brookfield Infrastructure Holdings (Canada) Inc.	April 23, 2024	5.844%	2,465,045	2,491,261	1.58	2,500,000
Brookfield Infrastructure Holdings (Canada) Inc.	May 7, 2024	5.834%	2,465,106	2,485,725	1.58	2,500,000
Brookfield Infrastructure Holdings (Canada) Inc.	May 9, 2024	5.710%	2,473,167	2,485,222	1.58	2,500,000
Brookfield Infrastructure Holdings (Canada) Inc.	May 16, 2024	5.772%	2,464,688	2,482,344	1.58	2,500,000
Brookfield Infrastructure Holdings (Canada) Inc.	May 22, 2024	5.780%	2,466,590	2,479,954	1.57	2,500,000
The Cigna Group	April 5, 2024	5.501%	2,475,250	2,498,500	1.59	2,500,000
Crown Castle Inc.	April 18, 2024	5.530%	4,972,800	4,987,156	3.17	5,000,000
EIDP, Inc.	May 23, 2024	5.314%	4,934,875	4,962,372	3.15	5,000,000
General Motors Financial Company, Inc.	April 23, 2024	5.511%	4,932,500	4,983,500	3.16	5,000,000
General Motors Financial Company, Inc.	April 29, 2024	5.408%	990,265	995,870	0.63	1,000,000
Glencore Funding LLC	April 16, 2024	5.490%	2,485,375	2,494,375	1.58	2,500,000
Glencore Funding LLC	April 30, 2024	5.493%	2,482,375	2,489,125	1.58	2,500,000
Glencore Funding LLC	May 10, 2024	5.475%	2,480,199	2,485,429	1.58	2,500,000
Harley-Davidson Financial Services, Inc.	April 26, 2024	5.700%	2,482,111	2,490,278	1.58	2,500,000
Harley-Davidson Financial Services, Inc.	May 16, 2024	5.815%	2,471,896	2,482,188	1.58	2,500,000
National Fuel Gas Company	April 4, 2024	5.544%	4,984,075	4,997,725	3.17	5,000,000
VW Credit, Inc.	April 11, 2024	5.511%	4,932,500	4,992,500	3.17	5,000,000
VW Credit, Inc.	May 16, 2024	5.402%	2,471,660	2,483,438	1.58	2,500,000
WGL Holdings, Inc.	April 15, 2024	5.616%	2,492,320	2,494,624	1.58	2,500,000
Total Commercial Paper			$62,863,987	$63,207,987	40.13%
Total Cash Equivalents				$131,688,887	83.60%

	Number of		Percentage of	Notional Amount
	Contracts	Fair Value	Net Assets	(Long Exposure)
Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures SEP24	1,599	$1,513,306	0.96%	$47,290,425
	Number of		Percentage of	Notional Amount
Description: Liabilities	Contracts	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures JUL24	1,915	$3,610,065	2.29%	$55,128,063
CBOT wheat futures DEC24	1,800	9,199,877	5.84	55,080,000
Total commodity futures contracts		$12,809,942	8.13%	$110,208,063

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

TEUCRIUM WHEAT FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2024	March 31, 2023
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized loss on commodity futures contracts	$(10,037,305)	$(23,358,733)
Net change in unrealized depreciation on commodity futures contracts	(8,958,463)	(2,092,562)
Interest income	2,149,924	2,080,146
Total loss	(16,845,844)	(23,371,149)

Expenses
Management fees	410,199	481,218
Professional fees	109,035	104,985
Distribution and marketing fees	521,828	544,062
Custodian fees and expenses	50,520	75,710
Business permits and licenses fees	16,408	4,812
General and administrative expenses	41,020	29,485
Total expenses	1,149,010	1,240,272

Expenses waived by the Sponsor	-	-

Total expenses, net	1,149,010	1,240,272

Net loss	$(17,994,854)	$(24,611,421)

Net loss per share	$(0.59)	$(0.93)
Net loss per weighted average share	$(0.60)	$(0.94)
Weighted average shares outstanding	29,990,663	26,265,282

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2024	March 31, 2023
Operations
Net loss	$(17,994,854)	$(24,611,421)
Capital transactions
Issuance of Shares	2,471,442	5,864,698
Redemption of Shares	(11,115,948)	(37,002,190)
Total capital transactions	(8,644,506)	(31,137,492)
Net change in net assets	(26,639,360)	(55,748,913)

Net assets, beginning of period	$184,176,669	$228,972,039

Net assets, end of period	$157,537,309	$173,223,126

Net asset value per share at beginning of period	$5.98	$7.99

Net asset value per share at end of period	$5.39	$7.06

Creation of Shares	475,000	825,000
Redemption of Shares	2,025,000	4,975,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2024	March 31, 2023
Cash flows from operating activities:
Net loss	$(17,994,854)	$(24,611,421)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized depreciation on commodity futures contracts	8,958,463	2,092,562
Changes in operating assets and liabilities:
Due from broker	(9,103,868)	9,481,490
Interest receivable	123,407	(352)
Other assets	3,714	2,728
Management fee payable to Sponsor	(30,527)	(61,031)
Other liabilities	12,989	66,003
Net cash used in operating activities	(18,030,676)	(13,030,021)

Cash flows from financing activities:
Proceeds from sale of Shares	2,471,442	5,864,698
Redemption of Shares	(11,115,948)	(42,991,015)
Net cash used in financing activities	(8,644,506)	(37,126,317)

Net change in cash and cash equivalents	(26,675,182)	(50,156,338)
Cash and cash equivalents, beginning of period	168,732,086	209,730,825
Cash and cash equivalents, end of period	$142,056,904	$159,574,487

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

March 31, 2024

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024.

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

	Three months ended March 31, 2024	Three months ended March 31, 2023
Amount Recognized for Custody Services	$50,520	$75,710
Amount of Custody Services Waived	$-	$-

Amount Recognized for Distribution Services	$20,330	$21,576
Amount of Distribution Services Waived	$-	$-

Amount Recognized for Wilmington Trust	$-	$-
Amount of Wilmington Trust Waived	$-	$-

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

Brokerage Commissions

The Sponsor recognizes the expense for brokerage commissions for futures contract trades on a per-trade basis. The below table shows the amounts included on the statements of operations as total brokerage commissions paid inclusive of unrealized loss for the three months ended March 31, 2024 and 2023.

WEAT
Three months ended March 31, 2024	$15,580
Three months ended March 31, 2023	$21,746

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2021 to 2023, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2024 and for the years ended December 31, 2023, 2022 and 2021. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three months ended March 31, 2024 and 2023.

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

	March 31, 2024	December 31, 2023
Money Market Funds	$68,480,900	$80,816,091
Demand Deposit Savings Accounts	10,368,017	10,232,690
Commercial Paper	63,207,987	77,683,305
Total cash and cash equivalents as presented on the Statements of Assets and Liabilities	$142,056,904	$168,732,086

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

	Three months ended March 31, 2024	Three months ended March 31, 2023
Recognized Related Party Transactions	$342,309	$328,187
Waived Related Party Transactions	$-	$-

The Sponsor has the ability to elect to pay certain expenses on behalf of the Funds or waive the management fee. This election is subject to change by the Sponsor, at its discretion. Expenses paid by the Sponsor and Management fees waived by the Sponsor are, if applicable, presented as waived expenses in the statements of operations for each Fund. There were no expenses waived for the three months ended March 31, 2024 and 2023.

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

On March 31, 2024 and December 31, 2023, in the opinion of the Trust and the Fund, the reported value of the Wheat Futures Contracts traded on the CBOT fairly reflected the value of the Wheat Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

For the three months ended March 31, 2024 and year ended December 31, 2023, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of March 31, 2024 and December 31, 2023:

March 31, 2024

				Balance as of
Assets:	Level 1	Level 2	Level 3	March 31, 2024
Cash Equivalents	$131,688,887	$-	$-	$131,688,887
Commodity Futures Contracts
Wheat futures contracts	1,513,306	-	-	1,513,306
Total	$133,202,193	$-	$-	$133,202,193

				Balance as of
Liabilities	Level 1	Level 2	Level 3	March 31, 2024
Commodity Futures Contracts
Wheat futures contracts	$12,809,942	$-	$-	$12,809,942

December 31, 2023

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2023
Cash Equivalents	$158,499,396	$-	$-	$158,499,396
Commodity Futures Contracts
Wheat futures contracts	2,237,493	-	-	2,237,493
Total	$160,736,889	$-	$-	$160,736,889

				Balance as of
Liabilities	Level 1	Level 2	Level 3	December 31, 2023
Wheat futures contracts	$4,575,666	$-	$-	$4,575,666

For the three months ended March 31, 2024 and year ended December 31, 2023, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the three months ended March 31, 2024 and for the year ended December 31, 2023, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk, and held by the FCMs, Marex and StoneX as of March 31, 2024 and December 31, 2023.

*The amount of collateral presented in Collateral, Due from Broker, is limited to the liability for the futures contracts and accordingly does not include the excess collateral pledged.

Offsetting of Financial Assets and Derivative Assets as of March 31, 2024

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Wheat futures contracts	$1,513,306	$-	$1,513,306	$1,513,306	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of March 31, 2024

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity Price
Wheat futures contracts	$12,809,942	$-	$12,809,942	$1,513,306	$11,296,636	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2023

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Wheat futures contracts	$2,237,493	$-	$2,237,493	$2,237,493	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2023

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity Price
Wheat futures contracts	$4,575,666	$-	$4,575,666	$2,237,493	$2,338,173	$-

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Three months ended March 31, 2024

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Wheat futures contracts	$(10,037,305)	$(8,958,463)

Three months ended March 31, 2023

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Wheat futures contracts	$(23,358,733)	$(2,092,562)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $162.4 million, for the three months ended March 31, 2024 and $185.9 million, for the three months ended March 31, 2023.

Note 6 – Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the three months ended March 31, 2024 and 2023. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended
	March 31, 2024	March 31, 2023
Per Share Operation Performance
Net asset value at beginning of period	$5.98	$7.99
Income (loss) from investment operations:
Interest income	0.07	0.08
Net realized and unrealized loss on commodity futures contracts	(0.62)	(0.96)
Total expenses, net	(0.04)	(0.05)
Net decrease in net asset value	(0.59)	(0.93)
Net asset value at end of period	$5.39	$7.06
Total Return	-9.93%	-11.55%
Ratios to Average Net Assets (Annualized)
Total expenses	2.80%	2.58%
Total expenses, net	2.80%	2.58%
Net investment income	2.45%	1.76%

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

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended March 31, 2024 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Cash equivalents	$9,701	$11,208
Interest receivable	34	55
Other assets	5,571	-
Equity in trading accounts:
Investments in securities, at fair value (cost $16,068,429 and $19,469,359 as of March 31, 2024 and December 31, 2023, respectively)	14,515,416	18,401,900
Total assets	14,530,722	18,413,163

Liabilities
Other liabilities	3,839	4,037
Total liabilities	3,839	4,037

Net assets	$14,526,883	$18,409,126

Shares outstanding	512,502	625,002

Shares authorized	*	*

Net asset value per share	$28.35	$29.45

Market value per share	$28.36	$29.41

* On April 7, 2022, the Teucrium Agricultural Fund registered an indeterminate number of shares of the Fund pursuant to Rule 456(d) under the Securities Act of 1933.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

SCHEDULE OF INVESTMENTS

March 31, 2024

(Unaudited)

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Exchange-traded funds
Teucrium Corn Fund			$3,661,367	25.20%	181,115
Teucrium Soybean Fund			3,574,703	24.61	142,076
Teucrium Sugar Fund			3,605,828	24.82	267,233
Teucrium Wheat Fund			3,673,518	25.29	682,062
Total exchange-traded funds		$16,068,429	$14,515,416	99.92%

Cash equivalents
Money market funds
U.S. Bank Deposit Account	5.210%	$9,701	$9,701	0.07%	9,701

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

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2024	March 31, 2023
Income
Realized and unrealized gain (loss) on trading of securities:
Realized loss on securities	$(230,630)	$(60,094)
Net change in unrealized depreciation on securities	(485,554)	(439,126)
Interest income	136	112
Total loss	(716,048)	(499,108)

Expenses
Professional fees	21,363	75,512
Distribution and marketing fees	36,178	39,209
Custodian fees and expenses	3,615	7,070
Business permits and licenses fees	9,825	8,313
General and administrative expenses	2,238	3,438
Other expenses	66	-
Total expenses	73,285	133,542

Expenses waived by the Sponsor	(69,538)	(125,494)

Total expenses, net	3,747	8,048

Net loss	$(719,795)	$(507,156)

Net loss per share	$(1.10)	$(0.30)
Net loss per weighted average share	$(1.22)	$(0.43)
Weighted average shares outstanding	590,524	1,177,085

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2024	March 31, 2023
Operations
Net loss	$(719,795)	$(507,156)
Capital transactions
Issuance of Shares	-	-
Redemption of Shares	(3,162,448)	(5,692,970)
Total capital transactions	(3,162,448)	(5,692,970)
Net change in net assets	(3,882,243)	(6,200,126)

Net assets, beginning of period	$18,409,126	$39,575,245

Net assets, end of period	$14,526,883	$33,375,119

Net asset value per share at beginning of period	$29.45	$31.35

Net asset value per share at end of period	$28.35	$31.05

Creation of Shares	-	-
Redemption of Shares	112,500	187,500

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2024	March 31, 2023
Cash flows from operating activities:
Net loss	$(719,795)	$(507,156)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net change in unrealized depreciation on securities	485,554	439,126
Changes in operating assets and liabilities:
Net sale of investments in securities	3,400,930	5,775,476
Interest receivable	21	(15)
Other assets	(5,571)	(7,200)
Other liabilities	(198)	2,585
Net cash provided by operating activities	3,160,941	5,702,816

Cash flows from financing activities:
Redemption of Shares	(3,162,448)	(5,692,970)
Net cash used in financing activities	(3,162,448)	(5,692,970)

Net change in cash equivalents	(1,507)	9,846
Cash equivalents, beginning of period	11,208	4,716
Cash equivalents, end of period	$9,701	$14,562

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

March 31, 2024

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024.

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

	Three months ended March 31, 2024	Three months ended March 31, 2023
Amount Recognized for Custody Services	$3,615	$7,070
Amount of Custody Services Waived	$3,615	$7,070

Amount Recognized for Distribution Services	$1,527	$2,262
Amount of Distribution Services Waived	$1,527	$2,262

Amount Recognized for Wilmington Trust	$-	$-
Amount of Wilmington Trust Waived	$-	$-

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2021 to December 31, 2023, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. This policy has been applied to all existing tax positions upon the Fund’s initial adoption. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2024 and for the years ended December 31, 2023, 2022 and 2021. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three months ended March 31, 2024 and 2023.

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

Cash Equivalents

Cash equivalents are highly liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short term maturities. The Fund has these balances of its assets on deposit with banks. Assets deposited with a financial institution may, at times, exceed federally insured limits. TAGS had a balance of $9,701 and $11,208 in money market funds at March 31, 2024 and December 31, 2023, respectively; these balances are included in cash equivalents on the statements of assets and liabilities.

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

	Three months ended March 31, 2024	Three months ended March 31, 2023
Recognized Related Party Transactions	$25,585	$34,473
Waived Related Party Transactions	$25,585	$23,865

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

TAGS
Three months ended March 31, 2024	$69,538
Three months ended March 31, 2023	$125,494

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

On March 31, 2024 and December 31, 2023, the reported value at the close of the market for each commodity futures contract of the Underlying Funds fairly reflected the value of the futures and no alternative valuations were required.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of March 31, 2024 and December 31, 2023:

March 31, 2024

				Balance as of
Assets:	Level 1	Level 2	Level 3	March 31, 2024
Exchange Traded Funds	$14,515,416	$-	$-	$14,515,416
Cash Equivalents	9,701	-	-	9,701
Total	$14,525,117	$-	$-	$14,525,117

December 31, 2023

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2023
Exchange Traded Funds	$18,401,900	$-	$-	$18,401,900
Cash Equivalents	11,208	-	-	11,208
Total	$18,413,108	$-	$-	$18,413,108

For the three months ended March 31, 2024 and year ended December 31, 2023, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the three months ended March 31, 2024 and 2023. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended
	March 31, 2024	March 31, 2023
Per Share Operation Performance
Net asset value at beginning of period	$29.45	$31.35
Income (loss) from investment operations:
Net realized and unrealized loss on investment transactions	(1.09)	(0.29)
Total expenses, net	(0.01)	(0.01)
Net decrease in net asset value	(1.10)	(0.30)
Net asset value at end of period	$28.35	$31.05
Total Return	-3.77%	-0.96%
Ratios to Average Net Assets (Annualized)
Total expenses	1.76%	1.49%
Total expenses, net	0.09%	0.09%
Net investment loss	-0.09%	-0.09%

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

Note 7 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended March 31, 2024 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund.

HASHDEX BITCOIN FUTURES ETF

STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2024**	December 31, 2023
	(Unaudited)
Assets
Cash and cash equivalents	$-	$1,867,663
Interest receivable	-	10,297
Equity in trading accounts:
Cryptocurrency futures contracts	-	129,519
Due from broker	-	582,908
Total equity in trading accounts	-	712,427
Total assets	-	2,590,387

Liabilities
Management fee payable to Sponsor	-	2,053
Equity in trading accounts:
Cryptocurrency futures contracts	-	51,376
Total liabilities	-	53,429

Net assets	$-	$2,536,958

Shares outstanding	-	50,000

Shares authorized	*	*

Net asset value per share	$-	$50.74

Market value per share	$-	$50.73

* On September 14, 2022, the Hashdex Bitcoin Futures ETF registered an indeterminate number of shares of the Fund pursuant to Rule 456(d) under the Securities Act of 1933.

**On January 3, 2024, the scheduled merger of the Hashdex Bitcoin Futures ETF (the “Acquired Fund”), a series of the Teucrium Commodity Trust into the Hashdex Bitcoin Futures ETF (the “Acquiring Fund”), a series of Tidal Commodities Trust I, became effective and therefore, no assets and liabilities remained after the effective date.

The accompanying notes are an integral part of these financial statements.

HASHDEX BITCOIN FUTURES ETF

SCHEDULE OF INVESTMENTS

March 31, 2024

(Unaudited)*

*On January 3, 2024, the scheduled merger of the Hashdex Bitcoin Futures ETF (the "Acquired Fund"), a series of the Teucrium Commodity Trust into the Hashdex Bitcoin Futures  ETF (the "Acquiring Fund") a series of Tidal Commodities Trust I, became effective, and therefore, no assets and liabilities remained after the effective date.

The accompanying notes are an integral part of these financial statements.

HASHDEX BITCOIN FUTURES ETF

SCHEDULE OF INVESTMENTS

December 31, 2023

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
U.S. Bank Deposit Account	5.270%	$1,867,663	$1,867,663	73.62%	1,867,663

	Number of		Percentage of	Notional Amount
	Contracts	Fair Value	Net Assets	(Long Exposure)
Cryptocurrency futures contracts
United States CME Bitcoin futures contracts
CME Bitcoin futures JAN24	6	$129,519	5.11%	$1,274,550

	Number of		Percentage of	Notional Amount
Description: Liabilities	Contracts	Fair Value	Net Assets	(Long Exposure)

Cryptocurrency futures contracts
United States CME Bitcoin futures contracts
CME Bitcoin futures FEB24	6	51,376	2.03	1,288,500

HASHDEX BITCOIN FUTURES ETF

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2024*	March 31, 2023
Income
Realized and unrealized gain (loss) on trading of cryptocurrency futures contracts:
Realized (loss) gain on cryptocurrency futures contracts	$(78,143)	$629,551
Net change in unrealized appreciation on cryptocurrency futures contracts	114,383	128,468
Interest income	1,073	13,448
Total income	37,313	771,467

Expenses
Management fees	200	3,395
Professional fees	48,489	58,820
Distribution and marketing fees	826	1,362
Custodian fees and expenses	1,919	259
Business permits and licenses fees	11,075	10,129
Total expenses	62,509	73,965

Expenses waived by the Sponsor	(62,309)	(70,570)

Total expenses, net	200	3,395

Net income	$37,113	$768,072

Net gain per share	$0.74	$15.36
Net gain per weighted average share	$0.74	$15.36
Weighted average shares outstanding	50,000	50,004

*On January 3, 2024, the scheduled merger of the Hashdex Bitcoin Futures ETF (the "Acquired Fund"), a series of the Teucrium Commodity Trust into the Hashdex Bitcoin Futures  ETF (the "Acquiring Fund") a series of Tidal Commodities Trust I, became effective, and therefore, the operations presented here reflect the Aqcuired Fund's operations from January 1, 2024 to January 3, 2024 only.

The accompanying notes are an integral part of these financial statements.

HASHDEX BITCOIN FUTURES ETF

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)*

	Three months ended	Three months ended
	March 31, 2024	March 31, 2023
Operations
Net income	$37,113	$768,072
Capital transactions
Distribution of Net Assets to Acquiring Fund	(2,574,071)	-
Issuance of Shares	-	367,689
Redemption of Shares	-	-
Total capital transactions	(2,574,071)	367,689
Net change in net assets	(2,536,958)	1,135,761

Net assets, beginning of period	$2,536,958	$1,070,263

Net assets, end of period	$-	$2,206,024

Net asset value per share at beginning of period	$50.74	$21.40

Net asset value per share at end of period	$-	$36.76

Creation of Shares	-	10,000
Redemption of Shares	-	-

* The Hashdex Bitcoin Futures ETF was merged into the Tidal Commodities Trust I as described in Note 1 to these financials.

The accompanying notes are an integral part of these financial statements.

HASHDEX BITCOIN FUTURES ETF

STATEMENTS OF CASH FLOWS*

(Unaudited)

	Three months ended	Three months ended
	March 31, 2024	March 31, 2023
Cash flows from operating activities:
Net income	$37,113	$768,072
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net change in unrealized appreciation on cryptocurrency futures contracts	(114,383)	(128,468)
Changes in operating assets and liabilities:
Due from broker	582,908	(109,824)
Interest receivable	10,297	(2,124)
Management fee payable to Sponsor	(2,053)	408
Net cash (used in) provided by operating activities	513,882	528,064

Cash flows from financing activities:
Distribution to Acquiring Fund upon consummation of merger and liquidation agreement - see Note 1 to the finanical statements	(2,381,545)	-
Proceeds from sale of Shares	-	-
Redemption of Shares	-	-
Net cash provided by financing activities	(2,381,545)	-

Net change in cash and cash equivalents	(1,867,663)	528,064
Cash and cash equivalents beginning of period	1,867,663	701,969
Cash and cash equivalents end of period	$-	$1,230,033

* The Hashdex Bitcoin Futures ETF was transferred into the Tidal Commodities Trust I as described in Note 1 to these financials.

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

Note 1 – Organization and Operation

Please note that as discussed further below, as of January 3, 2024, the Hashdex Bitcoin Futures ETF (the "Fund") was merged into an unaffiliated fund.  The merger closed on January 3, 2024 and caused the Fund's shares to be canceled and the Fund to be liquidated.  Accordingly, unless otherwise specifically noted, the information in the following notes to the Fund's financial statements are as of January 3, 2024. Hashdex Bitcoin Futures ETF (the “Fund”) is a series of Teucrium Commodity Trust (“Trust”), a Delaware statutory trust organized on September 11, 2009. The Fund operates pursuant to the Fifth Amended and Restated Declaration of Trust and Trust Agreement ("Trust Agreement"), dated April 26, 2019. The Trust Agreement may be found on the SEC’s EDGAR filing database at https://www.sec.gov/Archives/edgar/data/1471824/000165495419004865/ex31.htm. The Fund was formed and is managed and controlled by the Sponsor, a limited liability company formed in Delaware on July 28, 2009. The Sponsor is registered as a commodity pool operator (“CPO”) and a commodity trading adviser (“CTA”) with the Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association (“NFA”). The Fund intends to be treated as a partnership for U.S. federal income tax purposes.

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

Pursuant to the Plan of Merger, each Acquired Fund shareholder received one share of the Acquiring Fund for every one share of the Acquired Fund held on the Closing Date based on the net asset value per share of the Acquiring Fund being equal to the net asset value per share of the Acquired Fund determined immediately prior to the Merger closing. Upon the Merger closing, the Acquiring Fund acquired all the assets of the Acquired Fund and assumed all the liabilities of the Acquired Fund and this balance is recognized in the financial statements as the net assets transferred to Acquiring Fund via distribution. Upon the Merger closing, the Plan of Merger caused all of the Acquired Fund’s shares to be cancelled and the Acquired Fund to be liquidated. Accordingly, the results of operations and Fund share activity reflected in the financial statements is only for the period from January 1, 2024 through January 3, 2024. Subsequently, as a result of the Merger, the Fund was de-recognized from the Trust.

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three months ended  March 31, 2024 are not necessarily indicative of the results to be expected from the full year ended  December 31, 2024.

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

	Three months ended March 31, 2024	Three months ended March 31, 2023
Amount Recognized for Custody Services	$-	$259
Amount of Custody Services Waived	$-	$259

Amount Recognized for Distribution Services	$-	$60
Amount of Distribution Services Waived	$-	$60

Amount Recognized for Wilmington Trust	$-	$-
Amount of Wilmington Trust Waived	$-	$-

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

Brokerage Commissions

The Sponsor recognizes the expense for brokerage commissions for futures contract trades on a per-trade basis. The below table shows the amounts included on the statements of operations as total brokerage commissions paid inclusive of unrealized loss for the quarter ended  March 31, 2024.

DEFI
Three months ended March 31, 2024	$192
Three months ended March 31, 2023	$609

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For the tax year  December 31, 2023, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. This policy has been applied to all existing tax positions upon the Fund’s initial adoption. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2024 and for the year ended December 31, 2023. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of a  March 31, 2024.

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

Cash Equivalents

Cash equivalents are highly liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short-term maturities. The Fund has these balances of its assets on deposit with banks. Assets deposited with a financial institution may, at times, exceed federally insured limits. DEFI had a balance of $1,867,663 in money market funds at December 31, 2023 respectively; this balances is included in cash equivalents on the statements of assets and liabilities.

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

DEFI
Three months ended March 31, 2024	$62,309
Three months ended March 31, 2023	$70,570

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

On March 31, 2024 and December 31, 2023, the reported value at the close of the market for each cryptocurrency contract fairly reflected the value of the futures and no alternative valuations were required.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of and December 31, 2023. The Fund did not have any assets or liabilities as of March 31, 2024.

December 31, 2023

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2023
Cash Equivalents	$1,867,663	$-	$-	$1,867,663
Bitcoin futures contracts	129,519	-	-	129,519
Total	$1,997,182	$-	$-	$1,997,182

				Balance as of
Liabilities	Level 1	Level 2	Level 3	December 31, 2023
Bitcoin futures contracts	$51,376	$-	$-	$51,376

For the three months ended March 31, 2024 and year ended December 31, 2023, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the quarter ended  December 31, 2023, the Fund invested only in cryptocurrency futures contracts. The Fund did not have any derivative assets or derivative liabilities as of March 31, 2024.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk, and held by the FCMs, StoneX as of December 31, 2023. The Fund did not have any derivative assets or derivative liabilities as of March 31, 2024.

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

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of cryptocurrency futures contracts categorized by primary underlying risk:

Three months ended   March 31, 2024

	Realized Loss on Cryptocurrency Futures Contracts	Net Change in Unrealized Appreciation on Cryptocurrency Futures Contracts
Cryptocurrency Price
Bitcoin futures Contracts	$(78,143)	$114,383

Three months ended    March 31, 2023

	Realized Loss on Cryptocurrency Futures Contracts	Net Change in Unrealized Depreciation on Cryptocurrency Futures Contracts
Cryptocurrency Price
Bitcoin futures Contracts	$(5,942)	$(14,372)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $1.7 million for the three months ended  March 31, 2023

Note 6 – Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the three months ended  March 31, 2024 and March 31, 2023. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended
	March 31, 2024	March 31, 2023
Per Share Operation Performance
Net asset value at beginning of period	$50.74	$21.40
Income (loss) from investment operations:
Interest income	0.02	0.27
Net assets transferred to Acquired Fund	(51.48)
Net realized and unrealized gain on cryptocurrency futures contracts	0.72	15.16
Total expenses, net	0.00	(0.07)
Net (decrease) increase in net asset value	(50.74)	15.36
Net asset value at end of period	$-	$36.76
Total Return	0.00%	71.79%
Ratios to Average Net Assets (Annualized)
Total expenses	286.28%	20.48%
Total expenses, net	0.92%	0.94%
Net investment income	4.00%	2.78%

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

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended March 31, 2024 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund.

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

Each Benchmark is rebalanced periodically to ensure that each of the Benchmark Component Futures Contracts is weighted in the same proportion as in the investment objective for each Fund. The following tables reflect the March 31, 2024, Benchmark Component Futures Contracts weights for each of the Funds, the contract held is identified by the generally accepted nomenclature of contract month and year, which may differ from the month in which the contract expires:

CORN Benchmark Component Futures Contracts	Notional Value	Weight (%)
CBOT Corn Futures (1,072 contracts, JUL24)	$24,361,200	35%
CBOT Corn Futures (901 contracts, SEP24)	20,925,725	30
CBOT Corn Futures (1,022 contracts, DEC24)	24,413,025	35

Total at March 31, 2024	$69,699,950	100%

SOYB Benchmark Component Futures Contracts	Notional Value	Weight (%)

CBOT Soybean Futures (197 contracts, JUL24)	$11,871,713	35%
CBOT Soybean Futures (172 contracts, NOV24)	10,201,705	30
CBOT Soybean Futures (204 contracts, NOV25)	11,860,050	35

Total at March 31, 2024	$33,933,513	100%

CANE Benchmark Component Futures Contracts	Notional Value	Weight (%)

ICE Sugar Futures (234 contracts, JUL24)	$5,805,072	35%
ICE Sugar Futures (201 contracts, OCT24)	4,963,896	30
ICE Sugar Futures (233 contracts, MAR25)	5,769,826	35

Total at March 31, 2024	$16,538,794	100%

WEAT Benchmark Component Futures Contracts	Notional Value	Weight (%)

CBOT Wheat Futures (1,915 contracts, JUL24)	$55,128,063	35%
CBOT Wheat Futures (1,599 contracts, SEP24)	47,290,425	30
CBOT Wheat Futures (1,800 contracts, DEC24)	55,080,000	35

Total at March 31, 2024	$157,498,488	100%

TAGS Benchmark Component Futures Contracts	Fair Value	Weight (%)
Shares of Teucrium Corn Fund (181,115 shares)	$3,661,367	25%
Shares of Teucrium Soybean Fund (142,076 shares)	3,574,703	25
Shares of Teucrium Wheat Fund (682,062 shares)	3,673,518	25
Shares of Teucrium Sugar Fund (267,233 shares)	3,605,828	25

Total at March 31, 2024	$14,515,416	100%

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

The Funds seek to earn interest and other income (“interest income”) from cash equivalents that it purchases and, on the cash it holds through the Custodian or other financial institutions. The Sponsor anticipates that the interest income will increase the NAV of each Fund. The Funds apply the interest income to the acquisition of additional investments or use it to pay its expenses. If the Fund reinvests the earned interest income, it makes investments that are consistent with its investment objectives as disclosed. Any cash equivalent invested by a Fund will have original maturity dates of three and nine months or less at inception. Any cash equivalent invested by a Fund will be deemed by the Sponsor to be of investment grade quality. As of March 31, 2024, available cash balances in each of the Funds were invested in the First American Government Obligations Fund – Class X, Goldman Sachs Financial Square Government Fund, in demand deposits at Capital One, and in commercial paper with maturities of ninety days or less. Additionally, the CORN, SOYB, CANE, WEAT and DEFI Funds may invest a portion of the amount of funds required to be deposited with the FCM as initial margin in U.S. Treasury obligations with time to maturity of 90 days or less. The obligations are purchased and held in the respective Fund accounts through the FCM.

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

Performance Summary

This report covers the periods from January 1 to March 31, 2024 for CORN, SOYB, CANE, WEAT, TAGS and DEFI. Total expenses are presented both gross and net of any expenses waived or paid by the Sponsor that would have been incurred by the Funds (“expenses waived by the Sponsor”).

CORN Per Share Operation Performance
Net asset value at beginning of period	$21.61
Income from investment operations:	-
Investment income	0.27
Net realized and unrealized loss on commodity futures contracts	(1.53)
Total expenses	(0.13)
Net decrease in net asset value	(1.39)
Net asset value end of period	$20.22
Total Return	-6.47%
Ratios to Average Net Assets (Annualized)
Total expenses	2.72%
Total expenses, net	2.72%
Net investment income	2.60%

SOYB Per Share Operation Performance
Net asset value at beginning of period	$27.03
Income from investment operations:	-
Investment income	0.34
Net realized and unrealized loss on commodity futures contracts	(2.00)
Total expenses, net	(0.21)
Net decrease in net asset value	(1.87)
Net asset value at end of period	$25.16
Total Return	-6.91%
Ratios to Average Net Assets (Annualized)
Total expenses	3.28%
Total expenses, net	3.28%
Net investment income	2.10%

CANE Per Share Operation Performance
Net asset value at beginning of period	$12.44
Income (loss) from investment operations:	-
Investment income	0.17
Net realized and unrealized gain on commodity futures contracts	1.01
Total expenses, net	(0.13)
Net increase in net asset value	1.05
Net asset value at end of period	$13.49
Total Return	8.51%
Ratios to Average Net Assets (Annualized)
Total expenses	4.04%
Total expenses, net	4.04%
Net investment income	1.24%

WEAT Per Share Operation Performance
Net asset value at beginning of period	$5.98
Income (loss) from investment operations:
Investment income	0.07
Net realized and unrealized loss on commodity futures contracts	(0.62)
Total expenses, net	(0.04)
Net decrease in net asset value	(0.59)
Net asset value at end of period	$5.39
Total Return	(9.93)%
Ratios to Average Net Assets (Annualized)
Total expenses	2.80%
Total expenses, net	2.80%
Net investment income	2.45%

TAGS Per Share Operation Performance
Net asset value at beginning of period	$29.45
Income from investment operations:
Net realized and unrealized loss on investment transactions	(1.09)
Total expenses	(0.01)
Net decrease in net asset value	(1.10)
Net asset value at end of period	$28.35
Total Return	(3.77)%
Ratios to Average Net Assets (Annualized)
Total expenses	1.76%
Total expenses, net	0.09%
Net investment loss	(0.09)%

DEFI Per Share Operation Performance
Net asset value at beginning of period	$50.74
Income (loss) from investment operations:
Investment income	0.02
Net assets transferred to Acquired Fund	(51.48)
Net realized and unrealized gain on cryptocurrency futures contracts	0.72
Total expenses, net	0.00
Net decrease in net asset value	(50.74)
Net asset value at end of period	$-
Total Return	0.00%
Ratios to Average Net Assets (Annualized)
Total expenses	286.28%
Total expenses, net	0.92%

Past performance of a Fund is not necessarily indicative of future performance.

Results of Operations

The following includes a section for each Fund of the Trust.

The discussion below addresses the material changes in the results of operations for the three months ended March 31, 2024 compared to the same period in 2023. The following includes a section for each Fund of the Trust for the periods in which each Fund was in operation. CORN, SOYB, WEAT, CANE and TAGS each operated for the entirety of all periods. For DEFI, as reported by the registrant on a Form 8-K filed with the Securities and Exchange Commission on November 7, 2023 (File No. 001-34765), Teucrium Commodity Trust (the “Teucrium Trust”), on behalf of its series, Hashdex Bitcoin Futures ETF (“Acquired Fund”), and Tidal Commodities Trust I (“Acquiring Trust”), on behalf of its series, Hashdex Bitcoin Futures ETF (“Acquiring Fund”), entered into an Agreement and Plan of Partnership Merger and Liquidation dated as of October 30, 2023 (the “Plan of Merger”). The Merger closed on January 3, 2024 (the “Closing Date”).

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

Total expenses for the current and comparative periods are presented both gross and net of any expenses waived or paid by the Sponsor that would have been incurred by the Funds (“expenses waived by the Sponsor”). For all expenses waived in 2023 and 2024, the Sponsor has determined that no reimbursement will be sought in future periods. “Total expenses, net” is after the impact of any expenses waived by the Sponsor, are presented in the same manner as previously reported. There is, therefore, no impact to or change in the Net gain or Net loss in any period for the Trust and each Fund as a result of this change in presentation.

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

On March 31, 2024, the Corn Fund held a total of 2,995 CBOT Corn Futures contracts with a notional value of $69,699,950. The contracts had an asset fair value of $154,412 and a liability fair value of $3,932,723. The weighting of the notional value of the contracts is as follows: (1) 35% to the JUL24 contracts, the second to expire CBOT Corn Futures Contract, (2) 30% to SEP24 CBOT contracts, the third to expire CBOT Corn Futures Contract, and (3) 35% to DEC24 CBOT contracts, the CBOT Corn Futures Contract expiring in the December following the expiration month of the third to expire contract.

	Quarter Ending	Quarter Ending	Year Ending
	March 31, 2024	March 31, 2023	December 31, 2023
Total Net Assets	$69,744,097	$115,625,057	$81,050,442
Shares Outstanding	3,450,004	4,575,004	3,750,004
Net Asset Value per share	$20.22	$25.27	$21.57
Closing Price	$20.18	$25.23	$21.61

Total net assets for the Fund decreased year over year by 40%, driven by a combination of a decrease in total shares outstanding of 1,125,000 shares or 25% and a decrease in the NAV per share of ($5.06) or 20%. The net assets for the Fund decreased by 14% when comparing March 31, 2024, to December 31, 2023. The change in total net assets year over year, in the opinion of management, was generally due to a combination of a depreciation of commodity prices and investor out-flows which was driven by excess supply estimates, and mandates for plant-based renewable fuels contributing to weakness.

For the Three Months Ended March 31, 2024, compared to the Three Months Ended March 31, 2023

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
Average daily total net assets	$71,689,282	$133,376,850
Net realized and unrealized (loss) gain on futures contracts	$(5,560,505)	$(9,568,295)
Interest income earned on cash equivalents	$948,218	$1,454,236
Annualized interest yield based on average daily total net assets	1.32%	1.09%
Net Loss	$(5,097,560)	$(8,813,753)
Weighted average share outstanding	3,554,125	5,145,004
Management Fees	$178,243	$328,874
Total gross fees and other expenses excluding management fees	$307,030	$370,820
Brokerage Commissions	$9,706	$17,270
Total gross expense ratio	2.72%	2.13%
Total expense ratio net of expenses waived by the Sponsor	2.72%	2.13%
Net investment gain	2.60%	2.29%
Creation of Shares	125,000	75,000
Redemption of Shares	425,000	1,175,000

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

The decrease in interest and other income year over year was due to lower average net assets. As a result, the amount of interest income earned was lower in the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The Fund seeks to earn interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper. These interest rate levels may be lower or higher than the projected interest rates stated in the prospectuses and thus will impact your breakeven point.

The increase/decrease in management fee paid to the Sponsor is a result of higher/lower average net assets. As a result of the decline in the amount of assets of the Fund, the amount of management fees was lower in the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

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

The increase/decrease in total gross fees and other expenses excluding management fees for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was generally due to the allocation of expenses and total net assets relative to the other Funds. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The decrease in total brokerage commissions for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, was primarily due to a decrease in contracts purchased, liquidated, and rolled.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to March 31, 2024 and serves to illustrate the relative changes of these components.

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

On March 31, 2024, the Fund held a total of 573 CBOT soybean futures contracts with a notional value of $33,933,513. The contracts had a liability fair value of $794,976. The weighting of the notional value of the contracts is as follows: (1) 35% to JUL24 CBOT contracts, (2) 30% to NOV24 CBOT contracts, and (3) 35% to NOV25 CBOT contracts.

	Quarter Ending	Quarter Ending	Year Ending
	March 31, 2024	March 31, 2023	December 31, 2023
Total Net Assets	$33,966,763	$38,064,500	$29,056,020
Shares Outstanding	1,350,004	1,400,004	1,075,004
Net Asset Value per share	$25.16	$27.19	$27.03
Closing Price	$25.21	$27.14	$27.01

Total net assets for the Fund decreased year over year by -11%, driven by a combination of a decrease in total shares outstanding of 50,000 shares or -4% and by a decrease in the NAV per share of ($2.03) or 7%. The net assets for the Fund increased by 17% when comparing March 31, 2024, to December 31, 2023. The change in total net assets year over year, in the opinion of management, was generally due to a combination of a depreciation of commodity prices and investor out-flows which was driven by excess supply estimates, and mandates for plant-based renewable fuels contributing to weakness.

For the Three Months Ended March 31, 2024, compared to the Three Months Ended March 31, 2023

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
Average daily total net assets	$28,444,136	$46,513,386
Net realized and unrealized loss on futures contracts	$(2,036,169)	$(2,632,099)
Interest income earned on cash and cash equivalents	$380,411	$511,623
Annualized interest yield based on average daily total net assets	1.34%	1.10%
Net Loss	$(1,887,477)	$(2,370,378)
Weighted average share outstanding	1,129,400	1,668,615
Management Fees	$70,722	$114,690
Total gross fees and other expenses excluding management fees	$160,997	$135,212
Brokerage Commissions	$4,158	$6,340
Total gross expense ratio	3.28%	2.18%
Total expense ratio net of expenses waived by the Sponsor	3.28%	2.18%
Net investment gain	2.10%	2.28%
Creation of Shares	325,000	125,000
Redemption of Shares	50,000	775,000

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

The decrease in interest and other income year over year was due to lower average net assets. As a result, the amount of interest income earned as a percentage of average daily total net assets was lower in the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The Fund seeks to earn interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper. These interest rate levels may be lower or higher than the projected interest rates stated in the prospectuses and thus will impact your breakeven point.

The increase/decrease in management fee paid to the Sponsor is a result of lower/higher average net assets. As a result of the decline in the amount of assets of the Fund, the amount of management fees was lower in the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

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

The increase in total gross fees and other expenses excluding management fees for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was generally due to the average net assets relative to the other Funds. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The decrease in total brokerage commissions for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, was primarily due to a decrease in contracts purchased, liquidated, and rolled.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to March 31, 2024 and serves to illustrate the relative changes of these components.

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
3/31/2024

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

On March 31, 2024, the Fund held a total of 668 ICE sugar futures contracts with a notional value of $16,538,794. The contracts had a liability fair value of $814,401. The weighting of the notional value of the contracts is as follows: (1) 35% to the JUL24 ICE No 11 contracts, (2) 30% to the OCT24 ICE No 11 contracts, and (3) 35% to the MAR25 ICE No 11 contracts.

	Quarter Ending	Quarter Ending	Year Ending
	March 31, 2024	March 31, 2023	December 31, 2023
Total Net Assets	$16,529,172	$28,038,792	$17,720,099
Shares Outstanding	1,225,004	2,450,004	1,425,004
Net Asset Value per share	$13.49	$11.44	$12.44
Closing Price	$13.49	$11.38	$12.40

Total net assets for the Fund decreased year over year by 41%, driven by a combination of a decrease in total shares outstanding of 1,225,000 or -50% and an increase in the NAV per share of $2.05 or 18%. The net assets for the Fund decreased by 7% when comparing March 31, 2024, to December 31, 2023. This change was, in the opinion of management, due to the stabilization of prices worldwide, strong demand and with modestly higher production which accelerated investor interest.

For the Three Months Ended March 31, 2024, compared to the Three Months Ended March 31, 2023

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
Average daily total net assets	$17,117,195	$24,875,934
Net realized and unrealized gain on futures contracts	$1,391,283	$4,479,265
Interest income earned on cash and cash equivalents	$224,625	$271,449
Annualized interest yield based on average daily total net assets	1.31%	1.09%
Net Income	$1,443,891	$4,580,491
Weighted average share outstanding	1,287,641	2,446,948
Management Fees	$42,559	$61,338
Total gross fees and other expenses excluding management fees	$129,458	$108,885
Brokerage Commissions	$2,008	$6,055
Total gross expense ratio	4.04%	2.78%
Total expense ratio net of expenses waived by the Sponsor	4.04%	2.78%
Net investment gain	1.24%	1.65%
Creation of Shares	-	525,000
Redemption of Shares	200,000	625,000

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

The decrease in interest and other income year over year was due to lower average net assets. As a result, the amount of interest income earned as a percentage of average daily total net assets was lower in the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The Fund seeks to earn interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper. These interest rate levels may be lower or higher than the projected interest rates stated in the prospectuses and thus will impact your breakeven point.

The increase/decrease in management fee paid to the Sponsor is a result of lower/higher average net assets. As a result of the decline in the amount of assets of the Fund, the amount of management fees was lower in the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

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

The increase in total gross fees and other expenses excluding management fees for the three months ended March 31, 2024, respectively, compared to the three months ended March 31, 2023 was generally due to the average net assets relative to the other Funds. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The decrease in total brokerage commissions for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, was primarily due to a decrease in contracts purchased, liquidated, and rolled.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to March 31, 2024 and serves to illustrate the relative changes of these components.

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
3/31/2024

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

On March 31, 2024, the Fund held a total of 5,314 CBOT wheat futures contracts with a notional value of $157,498,488. The contracts had an asset fair value of $1,513,306. The weighting of the notional value contracts is as follows: (1) 35% to JUL24 CBOT contracts, (2) 30% to SEP24 CBOT contracts, and (3) 35% to DEC24 CBOT contracts.

	Quarter Ending	Quarter Ending	Quarter Ending
	March 31, 2024	March 31, 2023	December 31, 2023
Total Net Assets	$157,537,309	$173,223,126	$184,176,669
Shares Outstanding	29,250,004	24,525,004	30,800,004
Net Asset Value per share	$5.39	$7.06	$5.98
Closing Price	$5.41	$7.06	$5.97

Total net assets for the Fund decreased year over year by 9%, driven by a decrease in the NAV per share of ($1.68) or -24%. The net assets for the Fund decreased by 14% when comparing March 31, 2024 to December 31, 2023. The change in total net assets year over year, in the opinion of management, was generally due to a combination of the depreciation of commodity prices and investor out-flows which may be attributed to ample wheat stocks from Russia and record exports flowing from the Black Sea continue to weigh on global wheat prices.

For the Three Months Ended March 31, 2024, compared to the Three Months Ended March 31, 2023

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
Average daily total net assets	$164,981,213	$195,160,845
Net realized and unrealized (loss) gain on futures contracts	$(18,995,768)	$(25,451,295)
Interest income earned on cash and cash equivalents	$2,149,924	$2,080,146
Annualized interest yield based on average daily total net assets	1.30%	1.07%
Net Loss	$(17,994,854)	$(24,611,421)
Weighted average share outstanding	29,990,663	26,265,282
Management Fees	$410,199	$481,218
Total gross fees and other expenses excluding management fees	$738,811	$759,054
Brokerage Commissions	$15,580	$21,746
Total gross expense ratio	2.80%	2.58%
Total expense ratio net of expenses waived by the Sponsor	2.80%	2.58%
Net investment gain	2.45%	1.76%
Creation of Shares	475,000	825,000
Redemption of Shares	2,025,000	4,975,000

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

The increase in interest and other income year over year was due to an increase in average net assets. As a result, the amount of interest income earned as a percentage of average daily total net assets was higher in the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The Fund seeks to earn interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper. These interest rate levels may be lower or higher than the projected interest rates stated in the prospectuses and thus will impact your breakeven point.

The decrease in management fee paid to the Sponsor is a result of lower average net assets. As a result of the decline in the amount of assets of the Fund, the amount of management fees was lower in the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

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

The decrease in total gross fees and other expenses excluding management fees for the three months ended March 31, 2024, respectively, compared to the three months ended March 31, 2023 was generally due to a decrease in average net assets relative to the other Funds. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The decrease in total brokerage commissions for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, was primarily due to a decrease in contracts purchased, liquidated, and rolled.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to March 31, 2024 and serves to illustrate the relative changes of these components.

WEAT AUM Analysis
WEAT Shares Outstanding
WEAT AUM
WEAT NAV Per Share
Shares Outstanding (Thousands)
AUM (Million $) & NAV ($ per share)
70000
60000
50000
40000
30000
20000
10000
0
700
600
500
400
300
200
100
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
3/31/2024

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

On March 31, 2024, the Fund held: 1) 181,115 shares of CORN with a fair value of $3,661,367; 2) 682,062 shares of WEAT with a fair value of $3,673,518; 3) 142,076 shares of SOYB with a fair value of $3,574,703; and 4) 267,233 shares of CANE with a fair value of $3,605,828. The weighting on March 31, 2024 was 25% to CORN, 25% to WEAT, 25% to SOYB and 25% to CANE.

	Quarter Ending	Quarter Ending	Year Ending
	March 31, 2024	March 31, 2023	December 31, 2023
Total Net Assets	$14,526,883	$33,375,119	$18,409,126
Shares Outstanding	512,502	1,075,002	625,002
Net Asset Value per share	$28.35	$31.05	$29.45
Closing Price	$28.36	$31.04	$29.41

Total net assets for the Fund decreased year over year by 56%, driven by a decrease in shares outstanding of 562,500 shares or -52%. The net assets for the Fund decreased by 21% when comparing March 31, 2024 to December 31, 2023. The change in total net assets year over year, in the opinion of management, was generally due to a combination of depreciation of commodity prices and investor out-flows which was driven by the ample supply estimates and stabilization of prices worldwide.

For the Three Months Ended March 31, 2024, compared to the Three Months Ended March 31, 2023

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
Average daily total net assets	$16,742,854	$36,266,530
Net realized and unrealized gain on securities	$(716,184)	$(499,220)
Interest income earned on cash equivalents	$136	$112
Annualized interest yield based on average daily total net assets	0.00%	0.00%
Net Loss	$(719,795)	$(507,156)
Weighted average share outstanding	590,524	1,177,085
Total gross fees and other expenses	$73,285	$133,542
Expenses waived by the Sponsor	$(69,538)	$(125,494)
Total gross expense ratio	1.76%	1.49%
Total expense ratio net of expenses waived by the Sponsor	0.09%	0.09%
Net investment loss	(0.09)%	(0.09)%
Creation of Shares	-	-
Redemption of Shares	112,500	187,500

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

The decrease in total gross fees and other expenses for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was generally due to the decrease in average net assets and the net assets relative to the other Funds. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to March 31, 2024 and serves to illustrate the relative changes of these components.

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

On March 31, 2024, the Fund did not hold any bitcoin futures contracts.

	Quarter Ending	Quarter Ending	Year Ending
	March 31, 2024	March 31, 2023	December 31, 2023
Total Net Assets	$-	$2,206,024	$1,938,929
Shares Outstanding	-	60,004	50,004
Net Asset Value per share	$-	$36.76	$38.78
Closing Price	$-	$36.80	$38.85

For the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

	Quarter Ending	Quarter Ending
	March 31, 2024	March 31, 2023
Average daily total net assets	$2,663,903	$1,465,004
Net realized and unrealized loss on futures contracts	$36,240	$758,019
Interest income earned on cash equivalents	$1,073	$13,448
Annualized interest yield based on average daily total net assets	0.04%	0.92%
Net Loss	$37,113	$768,072
Weighted average share outstanding	50,000	50,004
Management Fees	$200	$3,395
Total gross fees and other expenses excluding management fees	$62,309	$73,965
Brokerage Commissions	$-	$609
Expenses waived by the Sponsor	$(62,309)	$(70,570)
Total gross expense ratio	286.28%	20.48%
Total expense ratio net of expenses waived by the Sponsor	0.92%	0.94%
Net investment gain	4.00%	2.78%
Creation of Shares	-	10,000
Redemption of Shares	-	-

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

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to March 31, 2024 and serves to illustrate the relative changes of these components.

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

Market Outlook

The Corn Market

Corn is currently the most widely produced livestock feed grain in the United States. The two largest demands of the United States’ corn crop are used in livestock feed and ethanol production. Corn is also processed into food and industrial products, including starch, sweeteners, corn oil, beverages, and industrial alcohol. The United States Department of Agriculture (“USDA”) publishes weekly, monthly, quarterly, and annual updates for U.S. domestic and worldwide corn production and consumption, and for other grains such as soybeans and wheat which can be used in some cases as a substitute for corn. These reports are available on the USDA’s website, www.usda.gov, at no charge. The outlook provided below is from the April 2024 USDA report.

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

Conversely, in the event of a corn futures market where near to expire contracts trade at a lower price than longer to expire contracts, a situation referred to as “contango,” then absent the impact of the overall movement in corn prices the value of the Benchmark Component Futures Contracts would tend to decline as they approach expiration. If the price of corn and corn futures were to decline, the Fund would experience the negative impact of contango.

The United States is the world’s leading producer and exporter of corn. For the Crop Year 2023-24, the United States Department of Agriculture (“USDA”) estimates that the U.S. will produce approximately 32% of all the corn globally, of which about 14% will be exported. For 2023-2024, based on the April 2024, USDA reports, global consumption of 1,212 Million Metric Tons (MMT) is expected to be slightly lower than global production of 1,228 MMT. If the global demand for corn is not equal to global supply, this may have an impact on the price of corn. Besides the United States, other principal world corn exporters include Argentina, Brazil, Russia, South Africa, and Ukraine. Major import nations include Mexico, Japan, the European Union (EU), South Korea, Egypt, and parts of Southeast Asia. China’s production at 289 MMT is approximately 6% less than its domestic usage.

According to the USDA, global corn consumption has increased just over 617% from crop years 1960/1961 to 2023/2024 as demonstrated by the graph below and is projected to continue to grow in coming years. Consumption growth is the result of a combination of many factors including: 1) global population growth, which, according to the U.S. Census Department, is estimated to reach 9.7 billion by 2050; 2) a growing global middle class which is increasing the demand for protein and meat-based products globally and most significantly in developing countries; and 3) increased use of biofuels, including ethanol in the United States.

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

The price per bushel of corn in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to February 2024.

On April 11, 2024, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2023-24. The exhibit below provides a summary of historical and current information for United States corn production.

U.S. Corn Supply/Demand Balance
Marketing Year September - August
Million Bushels
											Apr 11 Est.	22-23 to	Apr 11 Est.	23-24 to
											USDA	21-22	USDA	22-23
Crop Year	12-13	13-14	14-15	15-16	16-17	17-18	18-19	19-20	20-21	21-22	22-23	% Change	23-24	% Change
Planted Acres	97.3	95.4	90.6	88.0	94.0	90.2	88.9	89.7	90.7	92.9	88.2	-5%	94.6	7%
Harvested Acres	87.4	87.5	83.1	80.8	86.7	82.7	81.3	81.3	82.3	85.0	78.7	-7%	86.5	10%
Difference	9.9	7.9	7.5	7.2	7.3	7.5	7.6	8.4	8.4	7.9	9.5	20%	8.1	-15%
Yield	123.1	158.1	171.0	168.4	174.6	176.6	176.4	167.5	171.4	176.7	173.4	-2%	177.3	2%

Beginning Stocks	989	821	1,232	1,731	1,737	2,293	2,140	2,221	1,919	1,235	1,377	11%	1,360	-1%
Production	10,755	13,829	14,216	13,602	15,148	14,609	14,340	13,620	14,111	15,018	13,651	-9%	15,342	12%
Imports	160	36	32	68	57	36	28	42	24	24	39	63%	25	-36%
Total Supply	11,904	14,686	15,479	15,401	16,942	16,939	16,509	15,883	16,055	16,277	15,066	-7%	16,727	11%

Feed	4,315	5,040	5,280	5,114	5,470	5,304	5,429	5,900	5,607	5,671	5,486	-3%	5,700	4%
Food/Seed/Industrial	6,038	6,493	6,601	6,648	6,885	7,057	6,793	6,286	6,467	6,757	6,558	-3%	6,805	4%
Ethanol for Fuel(incld above)	4,641	5,124	5,200	5,224	5,432	5,605	5,378	4,857	5,028	5,320	5,176	-3%	5,400	4%
Exports	730	1,920	1,867	1,901	2,294	2,438	2,066	1,777	2,747	2,472	1,661	-33%	2,100	26%
Total Usage	11,083	13,454	13,748	13,664	14,650	14,798	14,288	13,963	14,821	14,900	13,706	-8%	14,605	7%

Ending Stocks (Inventory)	821	1,232	1,731	1,737	2,293	2,140	2,221	1,919	1,235	1,377	1,360	-1%	2,122	56%

Stocks/Use Ratio	7%	9%	13%	13%	16%	14%	16%	14%	8%	9%	10%	7%	15%	46%
farm Price ($/bushel)	$ 6.89	$ 4.46	$ 3.70	$ 3.61	$ 3.36	$3.36	$3.61	$3.56	$4.53	$6.00	$6.54		$4.70

Calculations:
Demand per day (incld expt)¹	30.4	36.9	37.7	37.4	40.1	40.5	39.1	38.3	40.6	40.8	37.6	-8%	40.0	7%
Carry-out days supply	27.0	33.4	46.0	46.4	57.1	52.8	56.7	50.2	30.4	33.7	36.2	7%	53.0	46%
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

The Soybean Market

Global soybean production is concentrated in the U.S., Brazil, Argentina, and China. The United States Department of Agriculture (“USDA”) has estimated that, for the Crop Year 2023-24, the United States will produce approximately 113 MMT of soybeans or approximately 29% of estimated world production, with Brazil production at 155 MMT. Argentina is projected to produce about 50 MMT. For 2023-24, based on the April 11, 2024 USDA report, global consumption of 381 MMT is estimated slightly lower than global production of 397 MMT. If the global demand for soybeans is not equal to global supply, this may have an impact on the price of soybeans. Global soybean consumption may fluctuate year over year due to any number of reasons which may include, but is not limited to, economic conditions, global health concerns, and international trade policy. Soybeans are a staple commodity used pervasively across the globe so that any contractions in consumption may only be temporary as has historically been the case. The USDA publishes weekly, monthly, quarterly, and annual updates for U.S. domestic and worldwide soybean production and consumption. These reports are available on the USDA’s website, www.usda.gov, at no charge. The outlook provided below is from the April 11, 2024 USDA report.

Global soybean production is concentrated in the U.S., Brazil, Argentina, and China. The United States Department of Agriculture (“USDA”) has estimated that, for the Crop Year 2023-24, the United States will produce approximately 113 MMT of soybeans or approximately 29% of estimated world production, with Brazil production at 155 MMT. Argentina is projected to produce about 50 MMT. For 2023-24, based on the April 11, 2024 USDA report, global consumption of 381 MMT is estimated slightly lower than global production of 397 MMT. If the global demand for soybeans is not equal to global supply, this may have an impact on the price of soybeans. Global soybean consumption may fluctuate year over year due to any number of reasons which may include, but is not limited to, economic conditions, global health concerns, and international trade policy. Soybeans are a staple commodity used pervasively across the globe so that any contractions in consumption may only be temporary as has historically been the case. The USDA publishes weekly, monthly, quarterly, and annual updates for U.S. domestic and worldwide soybean production and consumption. These reports are available on the USDA’s website, www.usda.gov, at no charge. The outlook provided below is from the April 11, 2024 USDA report.

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

The price per bushel of soybeans in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to February 2024.

On April 11, 2024, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2023-24. The exhibit below provides a summary of historical and current information for United States soybean production.

U.S. Soybean Supply/Demand Balance
Marketing Year September - August
Million Bushels
											Apr 11 Est.	22-23 to	Apr 11 Est.	23-24 to
											USDA	21-22	USDA	22-23
Crop Year	12-13	13-14	14-15	15-16	16-17	17-18	18-19	19-20	20-21	21-22	22-23	% Change	23-24	% Change
Planted Acres	77.2	76.8	83.3	82.7	83.5	90.2	89.2	76.1	83.4	87.2	87.5	0%	83.6	-4%
Harvested Acres	76.1	76.3	82.6	81.7	82.7	89.5	87.6	74.9	82.6	86.3	86.2	0%	82.4	-4%
Difference	1.0	0.5	0.7	1.0	0.8	0.7	1.6	1.2	0.8	0.9	1.3	44%	1.2	-8%
Yield	40.0	44.0	47.5	48.0	51.9	49.3	50.6	47.4	51.0	51.7	49.6	-4%	50.6	2%

Beginning Stocks	169	141	92	191	197	302	438	909	525	257	274	7%	264	-4%
Production	3,042	3,358	3,927	3,926	4,296	4,412	4,428	3,552	4,216	4,464	4,270	-4%	4,165	-2%
Imports	41	72	33	24	22	22	14	15	20	16	25	56%	25	0%
Total Supply	3,252	3,570	4,052	4,140	4,516	4,735	4,880	4,476	4,761	4,737	4,569	-4%	4,454	-3%

Crushings	1,689	1,734	1,873	1,886	1,901	2,055	2,092	2,165	2,141	2,204	2,212	0%	2,300	4%
Seed, Feed and Residual	105	107	146	115	147	109	127	108	97	107	101	-6%	113	12%
Exports	1,317	1,638	1,842	1,942	2,166	2,134	1,752	1,679	2,266	2,152	1,992	-7%	1,700	-15%
Total Usage	3,111	3,478	3,862	3,944	4,214	4,297	3,971	3,952	4,504	4,463	4,305	-4%	4,114	-4%

Ending Stocks (Inventory)	141	92	191	197	302	438	909	525	257	274	264	-4%	340	29%

Stocks/Use Ratio	4.5%	2.6%	4.9%	5.0%	7.2%	10.2%	22.9%	13.3%	5.7%	6.1%	6%	0%	8.3%	35%
farm Price ($/bushel)	$ 14.40	$ 13.00	$ 10.10	$ 8.95	$ 9.47	$9.33	$8.48	$8.57	$10.80	$13.30	$14.20		$12.55

Calculations:
Demand per day (incld expt)¹	8.5	9.5	10.6	10.8	11.5	11.8	10.9	10.8	12.3	12.2	11.8	-4%	11.3	-4%
Carry-out days supply	16.6	9.7	18.1	18.2	26.2	37.2	83.6	48.5	20.8	22.4	22.4	0%	30.2	35%
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

Conversely, in the event of a sugar futures market where near to expire contracts trade at a lower price than longer to expire contracts, a situation referred to as “contango,” then absent the impact of the overall movement in sugar prices the value of the Benchmark Component Futures Contracts would tend to decline as they approach expiration. If the prices of sugar and sugar futures were to decline the Fund would experience the negative impact of contango.

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

The Wheat Market

Wheat is used to produce flour, the key ingredient for breads, pasta, crackers, and many other food products, as well as several industrial products such as starches and adhesives. Wheat by-products are used in livestock feeds. Wheat is the principal food grain produced in the United States, and the United States’ output of wheat is typically exceeded only by that of China, the European Union, Russia, and India. The United States Department of Agriculture (“USDA”) estimates that for 2023-24, the principal global producers of wheat will be the EU, Russia, Ukraine, China, India, the United States, Australia, and Canada. The U.S. generates approximately 6% of global production, with approximately 39% of that being exported. For 2023-24, based on the April 11, 2024 USDA report, global consumption of 800 MMT is estimated to be slightly higher than production of 787 MMT. If the global demand of wheat is not equal to global supply, this may have an impact on the price of wheat. Global wheat consumption may fluctuate year over year due to any number of reasons which may include, but is not limited to, economic conditions, global health concerns, international trade policy. Wheat is a staple commodity used pervasively across the globe so that any contractions in consumption may only be temporary as has historically been the case. The USDA publishes weekly, monthly, quarterly, and annual updates for U.S. domestic and worldwide wheat production and consumption. These reports are available on the USDA’s website, www.usda.gov, at no charge. The outlook provided herein is from the April 11, 2024 USDA report.

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

Geopolitical events have also impacted the level of “backwardation” experienced by the Fund. The Russian invasion and related developments placed upward pressure on the price of wheat and wheat futures contracts. As a result, near to expire contracts traded at a higher price than longer to expire contracts, a situation referred to as “backwardation.” Putting aside the impact of the overall movement in prices of wheat and wheat futures, the Benchmark Component Futures Contracts (the wheat futures contracts that the Fund invests in to achieve its investment objective) would tend to rise as they approach expiration. This backwardation may benefit the Fund because it will sell more expensive contracts and buy less expensive contracts on an ongoing basis. The degree of backwardation is also shown in the following table.

Conversely, in the event of a wheat futures market where near to expire contracts trade at a lower price than longer to expire contracts, a situation referred to as “contango,” then absent the impact of the overall movement in wheat prices the value of the Benchmark Component Futures Contracts would tend to decline as they approach expiration. If the prices of wheat and wheat futures were to decline, for example, the Fund would experience the negative impact of contango.

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

The price per bushel of wheat in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to February 2024.

USDA Historical Price of Wheat/Bushel by Month
United States
Jan 2007 - Feb 2024
$12.00
$11.00
$10.00
$9.00
$8.00
$7.00
$6.00
$5.00
$4.00
$3.00
$2.00
Jan-07
Jan-08
Jan-09
Jan-10
Jan-11
Jan-12
Jan-13
Jan-14
Jan-15
Jan-16
Jan-17
Jan-18
Jan-19
Jan-20
Jan-21
Jan-22
Jan-23
Jan-24

On April 11, 2024, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2023-24. The exhibit below provides a summary of historical and current information for United States wheat production.

U.S. Wheat Supply/Demand Balance
Marketing Year June - May
Million Bushels
											Apr 11 Est.	22-23 to	Apr 11 Est.	23-24 to
											USDA	21-22	USDA	22-23
Crop Year	12-13	13-14	14-15	15-16	16-17	17-18	18-19	19-20	20-21	21-22	22-23	% Change	23-24	% Change
Planted Acres	55.3	56.2	56.8	55.0	50.1	46.1	47.8	45.5	44.5	46.7	45.8	-2%	49.6	8%
Harvested Acres	48.8	45.3	46.4	47.3	43.8	37.6	39.6	37.4	36.8	37.1	35.5	-4%	37.3	5%
Difference	6.5	10.9	10.4	7.7	6.3	8.5	8.2	8.1	7.7	9.6	10.3	7%	12.3	19%
Yield	46.2	47.1	43.7	43.6	52.7	46.4	47.6	51.7	49.7	44.3	46.5	5%	48.6	5%

Beginning Stocks	743	718	590	752	976	1,181	1,099	1,080	1,028	845	674	-20%	570	-15%
Production	2,252	2,135	2,026	2,062	2,309	1,741	1,885	1,932	1,828	1,646	1,650	0%	1,812	10%
Imports	123	173	151	113	118	158	135	104	100	96	122	27%	140	15%
Total Supply	3,118	3,026	2,768	2,927	3,402	3,080	3,119	3,116	2,956	2,588	2,446	-5%	2,522	3%

Food	951	955	958	957	949	964	954	962	961	971	973	0%	960	-1%
Seed	73	77	79	67	61	63	59	62	64	58	68	17%	64	-6%
Feed and residual	364	228	114	149	160	47	88	95	93	88	77	-13%	90	17%
Exports	1,012	1,176	864	778	1,051	906	937	969	994	796	759	-5%	710	-6%
Total Usage	2,400	2,436	2,015	1,951	2,222	1,981	2,039	2,087	2,111	1,913	1,876	-2%	1,824	-3%

Ending Stocks (Inventory)	718	590	752	976	1,181	1,099	1,080	1,028	845	674	570	-15%	698	22%

Stocks/Use Ratio	29.7%	24.2%	37.3%	50.0%	53.2%	55.5%	53.0%	49.3%	40.0%	35.2%	30.4%	-14%	38.3%	26%
farm Price ($/bushel)	$ 7.77	$ 6.87	$ 5.99	$ 4.89	$ 3.89	$4.72	$5.16	$4.58	$5.05	$7.63	$8.83		$7.10

Calculations:
Demand per day (incld expt)¹	6.6	6.7	5.5	5.3	6.1	5.4	5.6	5.7	5.8	5.2	5.1	-2%	5.0	-3%
Carry-out days supply	108.6	88.4	136.2	182.6	194.0	202.5	193.3	179.8	146.1	128.6	110.9	-14%	139.7	26%
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

Off Balance Sheet Financing

As of March 31, 2024, neither the Trust nor any of the Funds has any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Funds. While the exposure of each Fund under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial positions of each Fund.

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

During the period from January 1, 2024 through March 31, 2024 the average daily change in the NAV of each Fund was within plus/minus 10 percent of the average daily change in the Benchmark of each Fund, as stated in the applicable prospectus for each Fund.

Frequency Distribution of Premiums and Discounts: NAV versus the 4pm Bid/Ask Midpoint on the NYSE Arca.

CORN	Q2 2023	Q3 2023	Q4 2023	Q1 2024	Total
Days at premium	31	28	26	20	105
Days at NAV	3	6	5	7	21
Days at discount	28	29	32	34	123

The performance data above for the Teucrium Corn Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

SOYB	Q2 2023	Q3 2023	Q4 2023	Q1 2024	Total
Days at premium	32	27	40	46	145
Days at NAV	6	5	5	2	18
Days at discount	24	31	18	13	86

The performance data above for the Teucrium Soybean Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

CANE	Q2 2023	Q3 2023	Q4 2023	Q1 2024	Total
Days at premium	30	30	31	28	119
Days at NAV	7	10	10	6	33
Days at discount	25	23	22	27	97

The performance data above for the Teucrium Sugar Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

WEAT	Q2 2023	Q3 2023	Q4 2023	Q1 2024	Total
Days at premium	27	23	26	16	92
Days at NAV	14	21	20	24	79
Days at discount	21	19	17	21	78

The performance data above for the Teucrium Wheat Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

TAGS	Q2 2023	Q3 2023	Q4 2023	Q1 2024	Total
Days at premium	13	14	16	10	53
Days at NAV	2	5	13	5	25
Days at discount	47	44	34	46	171

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

DEFI	Q2 2023	Q3 2023	Q4 2023	Q1 2024	Total
Days at premium	11	6	7	2	26
Days at NAV	32	37	37	47	153
Days at discount	19	20	19	12	70

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

The tables below present a quantitative analysis of hypothetical impact of price decreases and increases in each of the commodity or cryptocurrency futures contracts held by each of the Funds, or the Underlying Funds in the case of TAGS, on the actual holdings and NAV per share as of March 31, 2024. For purposes of this analysis, all futures contracts held by the Funds and the Underlying Funds are assumed to change by the same percentage. In addition, the cash held by the Funds and any management fees paid to the Sponsor are assumed to remain constant and not impact the NAV per share. There may be very slight and immaterial differences, due to rounding, in the tables presented below.

CORN:

	March 31, 2024 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of March 31, 2024	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Corn Futures JUL24	1,072	$4.5450	$24,361,200	$21,925,080	$20,707,020	$19,488,960	$26,797,320	$28,015,380	$29,233,440
CBOT Corn Futures SEP24	901	$4.6450	$20,925,725	$18,833,153	$17,786,866	$16,740,580	$23,018,298	$24,064,584	$25,110,870
CBOT Corn Futures DEC24	1,022	$4.7775	$24,413,025	$21,971,723	$20,751,071	$19,530,420	$26,854,328	$28,074,979	$29,295,630
Total CBOT Corn Futures			$69,699,950	$62,729,956	$59,244,957	$55,759,960	$76,669,946	$80,154,943	$83,639,940

Shares outstanding			3,450,004	3,450,004	3,450,004	3,450,004	3,450,004	3,450,004	3,450,004

Net Asset Value per Share attributable directly to CBOT Corn Futures			$20.20	$18.18	$17.17	$16.16	$22.22	$23.23	$24.24
Total Net Asset Value per Share as reported			$20.22
Change in the Net Asset Value per Share				$(2.02)	$(3.03)	$(4.04)	$2.02	$3.03	$4.04

Percent Change in the Net Asset Value per Share				-9.99%	-14.99%	-19.99%	9.99%	14.99%	19.99%

SOYB:

	March 31, 2024 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of March 31, 2024	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Soybean Futures JUL24	197	$12.0525	$11,871,713	$10,684,541	$10,090,956	$9,497,370	$13,058,884	$13,652,469	$14,246,055
CBOT Soybean Futures NOV24	172	$11.8625	$10,201,750	$9,181,575	$8,671,488	$8,161,400	$11,221,925	$11,732,013	$12,242,100
CBOT Soybean Futures NOV25	204	$11.6275	$11,860,050	$10,674,045	$10,081,043	$9,488,040	$13,046,055	$13,639,058	$14,232,060
Total CBOT Soybean Futures			$33,933,513	$30,540,161	$28,843,487	$27,146,810	$37,326,864	$39,023,540	$40,720,215

Shares outstanding			1,350,004	1,350,004	1,350,004	1,350,004	1,350,004	1,350,004	1,350,004

Net Asset Value per Share attributable directly to CBOT Soybean Futures			$25.14	$22.62	$21.37	$20.11	$27.65	$28.91	$30.16
Total Net Asset Value per Share as reported			$25.16
Change in the Net Asset Value per Share				$(2.51)	$(3.77)	$(5.03)	$2.51	$3.77	$5.03

Percent Change in the Net Asset Value per Share				-9.99%	-14.99%	-19.98%	9.99%	14.99%	19.98%

CANE:

	March 31, 2024 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of March 31, 2024	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
ICE #11 Sugar Futures JUL24	234	$0.2215	$5,805,072	$5,224,565	$4,934,311	$4,644,058	$6,385,579	$6,675,833	$6,966,086
ICE #11 Sugar Futures OCT24	201	$0.2205	$4,963,896	$4,467,506	$4,219,312	$3,971,117	$5,460,286	$5,708,480	$5,956,675
ICE #11 Sugar Futures MAR25	233	$0.2211	$5,769,826	$5,192,843	$4,904,352	$4,615,861	$6,346,809	$6,635,300	$6,923,791
Total ICE #11 Sugar Futures			$16,538,794	$14,884,914	$14,057,975	$13,231,036	$18,192,674	$19,019,613	$19,846,552

Shares outstanding			1,225,004	1,225,004	1,225,004	1,225,004	1,225,004	1,225,004	1,225,004

Net Asset Value per Share attributable directly to ICE #11 Sugar Futures			$13.50	$12.15	$11.48	$10.80	$14.85	$15.53	$16.20
Total Net Asset Value per Share as reported			$13.49
Change in the Net Asset Value per Share				$(1.35)	$(2.03)	$(2.70)	$1.35	$2.03	$2.70

Percent Change in the Net Asset Value per Share				-10.01%	-15.01%	-20.01%	10.01%	15.01%	20.01%

WEAT:

	March 31, 2024 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of March 31, 2024	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Wheat Futures JUL24	1,915	$5.7575	$55,128,063	$49,615,257	$46,858,854	$44,102,450	$60,640,869	$63,397,272	$66,153,676
CBOT Wheat Futures SEP24	1,599	$5.9150	$47,290,425	$42,561,383	$40,196,861	$37,832,340	$52,019,468	$54,383,989	$56,748,510
CBOT Wheat Futures DEC24	1,800	$6.1200	$55,080,000	$49,572,000	$46,818,000	$44,064,000	$60,588,000	$63,342,000	$66,096,000
Total CBOT Wheat Futures			$157,498,488	$141,748,640	$133,873,715	$125,998,790	$173,248,337	$181,123,261	$188,998,186

Shares outstanding			29,250,004	29,250,004	29,250,004	29,250,004	29,250,004	29,250,004	29,250,004

Net Asset Value per Share attributable directly to CBOT Wheat Futures			$5.38	$4.85	$4.58	$4.31	$5.92	$6.19	$6.46
Total Net Asset Value per Share as reported			$5.39
Change in the Net Asset Value per Share				$(0.54)	$(0.81)	$(1.08)	$0.54	$0.81	$1.08

Percent Change in the Net Asset Value per Share				-10.00%	-15.00%	-20.00%	10.00%	15.00%	20.00%

TAGS:

	March 31, 2024 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of March 31, 2024	Number of Shares Held	Closing NAV	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value
Teucrium Corn Fund	181,115	$20.2157	$3,661,367	$3,295,230	$3,112,162	$2,929,093	$4,027,503	$4,210,571	$4,393,640
Teucrium Soybean Fund	142,076	$25.1605	$3,574,703	$3,217,233	$3,038,498	$2,859,763	$3,932,174	$4,110,909	$4,289,644
Teucrium Wheat Fund	682,062	$5.3859	$3,673,518	$3,306,166	$3,122,490	$2,938,814	$4,040,870	$4,224,545	$4,408,221
Teucrium Sugar Fund	267,233	$13.4932	$3,605,828	$3,245,245	$3,064,954	$2,884,663	$3,966,411	$4,146,703	$4,326,994
Total value of shares of the Underlying Funds			$14,515,416	$13,063,874	$12,338,104	$11,612,333	$15,966,958	$16,692,728	$17,418,499

Shares outstanding			512,502	512,502	512,502	512,502	512,502	512,502	512,502

Net Asset Value per Share attributable directly to shares of the Underlying Funds			$28.32	$25.49	$24.07	$22.66	$31.15	$32.57	$33.99
Total Net Asset Value per Share as reported			$28.35
Change in the Net Asset Value per Share				$(2.83)	$(4.25)	$(5.66)	$2.83	$4.25	$5.66

Percent Change in the Net Asset Value per Share				-9.99%	-14.99%	-19.98%	9.99%	14.99%	19.98%

DEFI:

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

Item 1A. Risk Factors applicable to Funds

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed on February 29, 2024 other than those noted below:

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

From June 9, 2010 (the commencement of operations) through March 31, 2024, 46,725,000 Shares of the Fund were sold at an aggregate offering price of $1,046,688,885. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund from June 9, 2010 (the commencement of operations) through March 31, 2024 in an amount equal to $1,239,890, resulting in net offering proceeds of $1,045,448,995. The offering proceeds were invested in corn futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Teucrium Soybean Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-167590	10,000,000	June 13, 2011
2	333-196210	-	June 30, 2014
3	333-217247	-	May 1, 2017
4	333-223940	5,000,000	April 30, 2018
5	333-241569	15,000,000	August 24, 2020
6	333-263448	Indeterminate Number of Shares	April 7, 2022

From September 19, 2011 (the commencement of the offering) through March 31, 2024, 17,100,000 Shares of the Fund were sold at an aggregate offering price of $318,148,042. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through March 31, 2024 in an amount equal to $269,279, resulting in net offering proceeds of $317,878,763. The offering proceeds were invested in soybean futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Teucrium Sugar Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-167585	10,000,000	June 13, 2011
2	333-196211	-	June 30, 2014
3	333-217248	-	May 1, 2017
4	333-223941	5,000,000	April 30, 2018
5	333-248545	15,000,000	October 2, 2020
6	333-263438	Indeterminate Number of Shares	April 7, 2022

From September 19, 2011 (the commencement of the offering) through March 31, 2024, 13,300,000 Shares of the Fund were sold at an aggregate offering price of $126,639,200. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through March 31, 2024 in an amount equal to $114,857, resulting in net offering proceeds of $126,524,343. The offering proceeds were invested in sugar futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Teucrium Wheat Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-167591	10,000,000	June 13, 2011
2	333-196209	-	June 30, 2014
3	333-212481	25,050,000	July 15, 2016
4	333-230623	30,000,000	April 29, 2019
5	333-263293	Indeterminate Number of Shares	March 9, 2022

From September 19, 2011 (the commencement of the offering) through March 31, 2024, 131,225,000 Shares of the Fund were sold at an aggregate offering price of $1,231,836,778. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through March 31, 2024 in an amount equal to $604,442, resulting in net offering proceeds of $1,231,232,336 The offering proceeds were invested in wheat futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Teucrium Agricultural Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-173691	5,000,000	February 10, 2012
2	333-201953	-	April 30, 2015
3	333-223943	-	April 30, 2018
4	333-254650	-	April 30, 2021
5	333-263450	Indeterminate Number of Shares	April 7, 2022

From March 28, 2012 (the commencement of the offering) through March 31, 2024, 2,287,500 Shares of the Fund were sold at an aggregate offering price of $77,555,646. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through March 31, 2024 in an amount equal to $34,773, resulting in net offering proceeds of $77,520,873. The offering proceeds were invested in Shares of the Underlying Funds and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Hashdex Bitcoin Futures ETF

From September 15, 2022 (the commencement of the offering) through March 31, 2024, 110,000 Shares of the Fund were sold at an aggregate offering price of $2,829,029. The offering proceeds were invested in bitcoin futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Issuer Purchases of CORN Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2024	250,000	$ 20.61	N/A	N/A
February 1 to February 29, 2024	100,000	$ 19.99	N/A	N/A
March 1 to March 31, 2024	75,000	$ 19.92	N/A	N/A
Total	425,000	$ 20.34

January 1 to March 31, 2024	425,000	$ 20.34	N/A	N/A

Issuer Purchases of CANE Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2024	125,000	$ 13.00	N/A	N/A
February 1 to February 29, 2024	75,000	$ 13.47	N/A	N/A
March 1 to March 31, 2024	-	$ -	N/A	N/A
Total	200,000	$ 13.17

January 1 to March 31, 2024	200,000	$ 13.17	N/A	N/A

Issuer Purchases of WEAT Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2024	525,000	$ 5.72	N/A	N/A
February 1 to February 29, 2024	1,025,000	$ 5.48	N/A	N/A
March 1 to March 31, 2024	475,000	$ 5.26	N/A	N/A
Total	2,025,000	$ 5.49

January 1 to March 31, 2024	12,825,000	$ 6.66	N/A	N/A

Issuer Purchases of SOYB Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2024	50,000	$ 25.92	N/A	N/A
February 1 to February 29, 2024	-	$ -	N/A	N/A
March 1 to March 31, 2024	-	$ -	N/A	N/A
Total	50,000	$ 25.92

January 1 to March 31, 2024	50,000	$ 25.92	N/A	N/A

Issuer Purchases of TAGS Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2024	25,000	$ 28.99	N/A	N/A
February 1 to February 29, 2024	-	$ -	N/A	N/A
March 1 to March 31, 2024	87,500	$ 27.86	N/A	N/A
Total	112,500	$ 28.11

January 1 to March 31, 2024	637,500	$ 31.11	N/A	N/A

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

Date: May 10, 2024

Teucrium Commodity Trust (Registrant)

By:	Teucrium Trading, LLC
its Sponsor

By:	/s/ Sal Gilbertie
Name:	Sal Gilbertie
Chief Executive Officer

Date: May 10, 2024