Form 10-Q
period 2024-06-30
Teucrium Commodity Trust
filed 2024-08-09
CIK 1471824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2024.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Total Number of Outstanding Shares as of August 8, 2024
Teucrium Corn Fund	3,225,004
Teucrium Sugar Fund	975,004
Teucrium Soybean Fund	1,125,004
Teucrium Wheat Fund	26,600,004
Teucrium Agricultural Fund	462,502

TEUCRIUM COMMODITY TRUST

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Cash and cash equivalents	$228,089,617	$292,237,362
Interest receivable	246,703	410,596
Other assets	227,492	5,362
Equity in trading accounts:
Commodity and cryptocurrency futures contracts	24,592	2,367,012
Due from broker	39,440,438	30,935,806
Total equity in trading accounts	39,465,030	33,302,818
Total assets	$268,028,842	$325,956,138

Liabilities
Management fee payable to Sponsor	$210,742	$276,900
Other liabilities	19,951	242,982
Equity in trading accounts:
Commodity and cryptocurrency futures contracts	26,748,286	10,888,842
Total liabilities	$26,978,979	$11,408,724

Net Assets	$241,049,863	$314,547,414

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED SCHEDULE OF INVESTMENTS

June 30, 2024

(Unaudited)

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
U.S. Bank Deposit Account	5.240%	$13,686,717	$13,686,717	4.93%	13,686,717
Goldman Sachs Financial Square Government Fund - Institutional Class	5.213%	87,398,403	87,398,403	31.46	87,398,403
Total money market funds		$101,085,120	$101,085,120	36.39%

	Maturity				Percentage of	Principal
	Date	Yield	Cost	Fair Value	Net Assets	Amount
Commercial Paper
Brookfield Infrastructure Holdings (Canada) Inc.	July 9, 2024	5.662%	$4,958,300	$4,993,822	1.80%	5,000,000
Brookfield Infrastructure Holdings (Canada) Inc.	July 9, 2024	5.700%	4,963,446	4,993,778	1.80	5,000,000
Brookfield Infrastructure Holdings (Canada) Inc.	July 16, 2024	5.738%	2,467,217	2,494,146	0.90	2,500,000
Brookfield Infrastructure Holdings (Canada) Inc.	July 30, 2024	5.711%	7,445,070	7,466,106	2.69	7,500,000
CNH Industrial Capital LLC	August 1, 2024	5.507%	2,470,375	2,488,375	0.90	2,500,000
Crown Castle Inc.	August 1, 2024	5.591%	7,459,896	7,464,480	2.69	7,500,000
FMC Corporation	July 19, 2024	5.871%	9,942,300	9,971,150	3.59	10,000,000
General Motors Financial Company, Inc.	August 5, 2024	5.411%	7,418,138	7,461,282	2.69	7,500,000
General Motors Financial Company, Inc.	September 5, 2024	5.457%	9,873,683	9,901,919	3.56	10,000,000
Glencore Funding LLC	August 6, 2024	5.453%	4,944,272	4,973,250	1.79	5,000,000
Harley-Davidson Financial Services, Inc.	July 1, 2024	5.735%	2,478,497	2,500,000	0.90	2,500,000
Hyundai Capital America	August 23, 2024	5.455%	4,940,556	4,960,618	1.79	5,000,000
V.F. Corporation	July 23, 2024	5.771%	2,465,472	2,491,368	0.90	2,500,000
V.F. Corporation	July 23, 2024	5.839%	4,949,106	4,982,505	1.79	5,000,000
VW Credit, Inc.	July 16, 2024	5.400%	12,413,345	12,472,344	4.49	12,500,000
VW Credit, Inc.	July 24, 2024	5.450%	2,483,623	2,491,439	0.90	2,500,000
VW Credit, Inc.	August 7, 2024	5.445%	3,470,873	3,480,756	1.25	3,500,000
VW Credit, Inc.	August 21, 2024	5.445%	1,487,517	1,488,631	0.54	1,500,000
Total Commercial Paper			$96,631,686	$97,075,969	34.97%
Total Cash Equivalents				$198,161,089	71.36%

	Number of		Percentage of	Notional Amount
	Contracts	Fair Value	Net Assets	(Long Exposure)
Commodity futures contracts
United States sugar futures contracts
ICE sugar futures MAY25	187	$24,592	0.01%	$4,115,496

	Number of		Percentage of	Notional Amount
Description: Liabilities	Contracts	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT corn futures SEP24	1,070	$2,962,521	1.07%	$21,801,250
CBOT corn futures DEC24	894	3,912,890	1.41	18,807,525
CBOT corn futures DEC25	989	1,869,932	0.67	22,524,475

United States soybean futures contracts
CBOT soybean futures NOV24	176	1,101,049	0.40	9,715,200
CBOT soybean futures JAN25	149	779,019	0.28	8,329,100
CBOT soybean futures NOV25	177	543,781	0.20	9,748,275

United States sugar futures contracts
ICE sugar futures MAR25	209	476,116	0.17	4,819,707
ICE sugar futures MAR26	228	114,811	0.04	4,775,232

United States wheat futures contracts
CBOT wheat futures SEP24	1,665	1,051,828	0.38	47,743,875
CBOT wheat futures DEC24	1,370	7,709,620	2.78	40,894,500
CBOT wheat futures DEC25	1,473	6,226,719	2.24	47,762,025
Total commodity futures contracts		$26,748,286	9.64%	$236,921,164

			Percentage of
Exchange-traded funds*	Cost	Fair Value	Net Assets	Shares
Teucrium Corn Fund		$3,328,699	1.20%	181,915
Teucrium Soybean Fund		3,414,436	1.23	144,326
Teucrium Sugar Fund		3,430,441	1.23	281,583
Teucrium Wheat Fund		3,389,453	1.22	640,462
Total exchange-traded funds	$15,681,167	$13,563,029	4.88%

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

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Income
Realized and unrealized gain (loss) on trading of commodity and cryptocurrency futures contracts:
Realized loss on commodity and cryptocurrency futures contracts	$(2,303,131)	$(15,950,119)	$(19,498,082)	$(42,541,244)
Net change in unrealized depreciation on commodity and cryptocurrency futures contracts	(10,039,370)	(8,646,874)	(18,009,338)	(14,470,153)
Interest income	3,524,652	4,196,821	7,229,039	8,527,835
Total loss	(8,817,849)	(20,400,172)	(30,278,381)	(48,483,562)

Expenses
Management fees	690,951	850,264	1,414,237	1,839,779
Professional fees	394,139	557,175	710,962	1,003,227
Distribution and marketing fees	913,235	976,404	1,832,869	1,904,116
Custodian fees and expenses	73,748	97,437	170,376	217,997
Business permits and licenses fees	38,249	36,511	87,000	71,128
General and administrative expenses	78,285	123,941	146,976	173,083
Total expenses	2,188,607	2,641,732	4,362,420	5,209,330

Expenses waived by the Sponsor	(72,381)	(213,804)	(204,228)	(409,868)

Total expenses, net	2,116,226	2,427,928	4,158,192	4,799,462

Net loss	$(10,934,075)	$(22,828,100)	$(34,436,573)	$(53,283,024)

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)*

	Six months ended	Six months ended
	June 30, 2024	June 30, 2023
Operations
Net loss	$(34,436,573)	$(53,283,024)
Capital transactions
Distribution of Net Assets to Acquiring Fund	(2,574,071)	-
Issuance of Shares	34,967,566	53,893,829
Redemption of Shares	(74,628,092)	(161,570,696)
Net change in the cost of the Underlying Funds	3,173,619	14,842,162
Total capital transactions	$(39,060,978)	$(92,834,705)

Net change in net assets	$(73,497,551)	$(146,117,729)

Net assets, beginning of period	$314,547,414	$465,375,598

Net assets, end of period	$241,049,863	$319,257,869

* The Hashdex Bitcoin Futures ETF was transferred to the Tidal Commodities Trust I as described in Note 1 to these financials.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF CASH FLOWS

(Unaudited)*

	Six months ended	Six months ended
	June 30, 2024	June 30, 2023
Cash flows from operating activities:
Net loss	$(34,436,573)	$(53,283,024)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized depreciation on commodity and cryptocurrency futures contracts	18,009,338	14,470,153
Changes in operating assets and liabilities:
Due from broker	(8,504,632)	10,327,958
Interest receivable	153,596	(110,172)
Other assets	(211,833)	(76,961)
Management fee payable to Sponsor	(66,158)	(153,363)
Payable for purchases of commercial paper	-	5,962,734
Other liabilities	(223,031)	(55,096)
Net cash used in operating activities	(25,279,293)	(22,917,771)

Cash flows from financing activities:
Distribution to Acquiring Fund upon consummation of merger and liquidation agreement - see Note 1 to the financial statements	(2,381,545)	-
Proceeds from sale of Shares	34,967,566	55,238,659
Redemption of Shares	(74,628,092)	(170,166,961)
Net change in cost of the Underlying Funds	3,173,619	14,842,162
Net cash used in financing activities	(38,868,452)	(100,086,140)

Net change in cash and cash equivalents	(64,147,745)	(123,003,911)
Cash and cash equivalents beginning of period	292,237,362	434,062,296
Cash and cash equivalents end of period	$228,089,617	$311,058,385

* The Hashdex Bitcoin Futures ETF was transferred to the Tidal Commodities Trust I as described in Note 1 to these financials.

The accompanying notes are an integral part of these financial statements.

NOTES TO COMBINED FINANCIAL STATEMENTS

June 30, 2024

(Unaudited)

Note 1 – Organization and Operation

Teucrium Commodity Trust (“Trust”), a Delaware statutory trust organized on September 11, 2009, is a series trust consisting of five series: Teucrium Corn Fund (“CORN”), Teucrium Sugar Fund (“CANE”), Teucrium Soybean Fund (“SOYB”), Teucrium Wheat Fund (“WEAT”), and Teucrium Agricultural Fund (“TAGS”). Hashdex Bitcoin Futures ETF (“DEFI”) was a series of the Trust prior to the merger closing on January 3, 2024. As discussed elsewhere in this Form 10-Q, the Trust,  on behalf of its series, Hashdex Bitcoin Futures Fund ("Acquired Fund"), and Tidal Commodities Trust I, on behalf of its series, Hashdex Bitcoin Futures Fund, entered into an Agreement and Plan of Merger and Liquidation dated as of October 30, 2023 ("Plan  of Merger"). The Merger closed on January 3, 2024.  Upon such closing, the Plan of Merger caused all of the Acquired Fund's shares to be canceled and the Acquired Fund to be liquidated. All of these series of the Trust are collectively referred to as the “Funds” and singularly as the “Fund.” Collectively, CORN, CANE, SOYB, and WEAT are referred to as the “Agricultural Funds”. Each Fund is a commodity pool that is a series of the Trust. The Funds issue common units, called the “Shares,” representing fractional undivided beneficial interests in a Fund. Effective as of April 29, 2019, the Trust and the Funds operate pursuant to the Trust’s Fifth Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”).

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Trust’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three and six months ended June 30, 2024, are not necessarily indicative of the results to be expected for the full year ending December 31, 2024.

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

Marex Capital Markets, Inc. (“Marex”), StoneX Financial Inc. (“StoneX”) and Phillip Capital Inc. (“Phillip Capital”) serve as the Funds’ clearing brokers to execute and clear futures contracts and provide other brokerage-related services. Marex, StoneX  and Phillip Capital are each registered as futures commission merchants (“FCM”) with the U.S. CFTC and are members of the NFA. The FCMs are registered as broker-dealers with the SEC and are each a member of FINRA. Marex, StoneX and Phillip Capital are each clearing members of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar and Wheat Futures Contracts, Marex is paid $3.00 per round turn exclusive of pass-through fees for the exchange and the NFA. StoneX is paid $2.50 per round turn exclusive of pass-through fees for the exchange and the NFA. Additionally, if the monthly commissions paid by each Fund does not equal or exceed 16.5% return on the StoneX Capital Requirement at 9.6% of the Exchange Maintenance Margin, each Fund will pay a true up to meet that return at the end of each month. These expenses are recognized on a per-trade basis. The half-turn is recognized as an unrealized loss on the combined statements of operations, and a full turn is recognized as a realized loss on the combined statements of operations when a contract is sold.  For Bitcoin futures contracts, StoneX is paid $10.00 - $25.00 per half-turn exclusive of pass through fees for the exchange and NFA. A summary of these expenses can be found under the heading, Brokerage Commissions.

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

	Three months ended June 30, 2024	Three months ended June 30, 2023	Six months ended June 30, 2024	Six months ended June 30, 2023
Amount Recognized for Custody Services	$75,352	$97,438	$170,376	$217,997
Amount of Custody Services Waived	$3,451	$9,187	$8,985	$16,516

Amount Recognized for Distribution Services	$37,362	$37,728	$73,901	$76,493
Amount of Distribution Services Waived	$1,396	$2,614	$2,923	$4,936

Amount Recognized for Wilmington Trust	$-	$-	$-	$-
Amount of Wilmington Trust Waived	$-	$-	$-	$-

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

Brokerage Commissions

The Sponsor recognizes the expense for brokerage commissions for futures contract trades on a per-trade basis. The below table shows the amounts included on the combined statements of operations as total brokerage commissions paid inclusive of unrealized loss for the three and six months ended June 30, 2024 and 2023.

	CORN	SOYB	CANE	WEAT	TAGS	DEFI	TRUST
Three months ended June 30, 2024	$12,206	$2,186	$3,609	$20,784	$-	$-	$38,785
Three months ended June 30, 2023	$13,898	$2,439	$9,899	$22,713	$-	$769	$49,718
Six months ended June 30, 2024	$21,912	$6,344	$5,617	$36,364	$-	$192	$70,429
Six months ended June 30, 2023	$31,168	$8,779	$15,954	$44,458	$-	$1,377	$101,736

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

The Funds are required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Funds file income tax returns in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2021 to 2023, the Funds remain subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Funds recording a tax liability that reduces net assets. Based on their analysis, the Funds have determined that they have not incurred any liability for unrecognized tax benefits as of June 30, 2024, and for the years ended December 31, 2023, 2022 and 2021. However, the Funds’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

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

The Funds recognize interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three and six months ended June 30, 2024 and 2023.

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

	June 30, 2024	December 31, 2023
Money Market Funds	$101,085,120	$120,047,840
Demand Deposit Savings Accounts	29,928,528	29,148,056
Commercial Paper	97,075,969	143,041,466
Total cash and cash equivalents as presented on the combined Statement of Assets and Liabilities	$228,089,617	$292,237,362

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

DEFI was contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 0.94% per annum. From the Management Fee, the Sponsor pays all of the routine operational, administrative and other ordinary expenses of the Fund, generally as determined by the Sponsor, including but not limited to, fees and expenses of the Administrator, Custodian, Distributor, Transfer Agent, licensors, accounting and audit fees expenses, tax preparation expenses, legal fees, ongoing SEC registration fees, individual Schedule K-1 preparation and mailing fees, and report preparation and mailing expenses. These fees and expenses are not included in the breakeven table because they are paid for by the Sponsor through the proceeds from the Management Fee. The Fund pays all of its non-recurring and unusual fees and expenses, if any, as determined by the Sponsor. Non-recurring and unusual fees and expenses are unexpected or unusual in nature, such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses. Extraordinary fees and expenses also include material expenses which are not currently anticipated obligations of the Fund. Routine operational, administrative, and other ordinary expenses are not deemed extraordinary expenses.

	Three months ended June 30, 2024	Three months ended June 30, 2023	Six months ended June 30, 2024	Six months ended June 30, 2023
Recognized Related Party Transactions	$822,062	$731,376	$1,436,467	$1,322,979
Waived Related Party Transactions	$3,320	$44,857	$28,905	$68,722

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

	CORN	SOYB	CANE	WEAT	TAGS	DEFI	TRUST
Three months ended June 30, 2024	$-	$-	$-	$-	$72,381	$-	$72,381
Three months ended June 30, 2023	$-	$-	$-	$-	$152,755	$61,049	$213,804
Six months ended June 30, 2024	$-	$-	$-	$-	$141,919	$62,309	$204,228
Six months ended June 30, 2023	$-	$-	$-	$-	$278,249	$131,619	$409,868

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

On June 30, 2024 and December 31, 2023, in the opinion of the Trust, the reported value at the close of the market for each commodity and cryptocurrency contract fairly reflected the value of the futures and no alternative valuations were required.

For the three and six months ended June 30, 2024 and year ended December 31, 2023, the Funds did not have any significant transfers between any of the levels of the fair value hierarchy.

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

Note 4 – Fair Value Measurements

The Trust’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Trust’s significant accounting policies in Note 3. The following table presents information about the Trust’s assets and liabilities measured at fair value as of June 30, 2024 and December 31, 2023:

Assets:	Level 1	Level 2	Level 3	Balance as of June 30, 2024
Cash Equivalents	$198,161,089	$-	$-	$198,161,089
Commodity Futures Contracts
Sugar futures contracts	24,592	-	-	24,592
Total	$198,185,681	$-	$-	$198,185,681

Liabilities	Level 1	Level 2	Level 3	Balance as of June 30, 2024
Commodity Futures Contracts
Corn futures contracts	$8,745,343	$-	$-	$8,745,343
Soybean futures contracts	2,423,849	-	-	2,423,849
Sugar futures contracts	590,927	-	-	590,927
Wheat futures contracts	14,988,167	-	-	14,988,167
Total	$26,748,286	$-	$-	$26,748,286

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2023
Cash Equivalents	$263,089,306	$-	$-	$263,089,306
Commodity and Cryptocurrency Futures Contracts
Wheat futures contracts	2,237,493	-	-	2,237,493
Bitcoin futures contracts	129,519	-	-	129,519
Total	$265,456,318	$-	$-	$265,456,318

Liabilities	Level 1	Level 2	Level 3	Balance as of December 31, 2023
Commodity and Cryptocurrency Futures Contracts
Corn futures contracts	$2,182,141	$-	$-	$2,182,141
Soybean futures contracts	1,391,661	-	-	1,391,661
Sugar futures contracts	2,687,998	-	-	2,687,998
Wheat futures contracts	4,575,666	-	-	4,575,666
Bitcoin futures contracts	51,376	-	-	51,376
Total	$10,888,842	$-	$-	$10,888,842

For the three and six months ended June 30, 2024 and year ended December 31, 2023, the Funds did not have any significant transfers between any of the levels of the fair value hierarchy. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Funds consider the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Funds utilize derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Funds’ derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Funds are also subject to additional counterparty risk due to the inability of its counterparties to meet the terms of their contracts. For the three and six months ended June 30, 2024 and year ended December 31, 2023, the Funds invested only in commodity and cryptocurrency futures contracts specifically related to each Fund.

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

The following table also identifies the fair value amounts of derivative instruments included in the combined statements of assets and liabilities as derivative contracts, categorized by primary underlying risk, and held by the FCMs, Marex, and StoneX as of June 30, 2024, and December 31, 2023.

*The amount of collateral presented in Collateral, Due from Broker, is limited to the liability for the futures contracts and accordingly does not include the excess collateral pledged.

Offsetting of Financial Assets and Derivative Assets as of June 30, 2024
	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Sugar futures contracts	$24,592	$-	$24,592	$24,592	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of June 30, 2024
	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity Price
Corn futures contracts	$8,745,343	$-	$8,745,343	$-	$8,745,343	$-
Soybean futures contracts	$2,423,849	$-	$2,423,849	$-	$2,423,849	$-
Sugar futures contracts	$590,927	$-	$590,927	$24,592	$566,335	$-
Wheat futures contracts	$14,988,167	$-	$14,988,167	$-	$14,988,167	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2023
	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity and Cryptocurrency Price
Wheat futures contracts	$2,237,493	$-	$2,237,493	$2,237,493	$-	$-
Bitcoin futures contracts	$129,519	$-	$129,519	$51,376	$-	$78,143

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2023
	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity and Cryptocurrency Price
Corn futures contracts	$2,182,141	$-	$2,182,141	$-	$2,182,141	$-
Soybean futures contracts	$1,391,661	$-	$1,391,661	$-	$1,391,661	$-
Sugar futures contracts	$2,687,998	$-	$2,687,998	$-	$2,687,998	$-
Wheat futures contracts	$4,575,666	$-	$4,575,666	$2,237,493	$2,338,173	$-
Bitcoin futures contracts	$51,376	$-	$51,376	$51,376	$-	$-

The following is a summary of realized and unrealized gains (losses) of the derivative instruments utilized by the Trust:

Three months ended June 30, 2024

	Realized (Loss) Gain on Commodity Futures Contracts	Net Change in Unrealized (Depreciation) Appreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(2,200,189)	$(4,967,032)
Soybeans futures contracts	(361,327)	(1,628,873)
Sugar futures contracts	(1,669,986)	248,066
Wheat futures contracts	1,928,371	(3,691,531)
Total commodity futures contracts	$(2,303,131)	$(10,039,370)

Three months ended June 30, 2023

	Realized (Loss) Gain on Commodity Futures Contracts	Net Change in Unrealized (Depreciation) Appreciation on Commodity Futures Contracts
Commodity Price and Cryptocurrency Price
Corn futures contracts	$(5,192,445)	$(8,746,928)
Soybeans futures contracts	(1,108,023)	1,311,668
Sugar futures contracts	7,408,174	(3,141,505)
Wheat futures contracts	(17,129,061)	1,960,839
Bitcoin futures Contracts	71,236	(30,948)
Total commodity futures contracts	$(15,950,119)	$(8,646,874)

Six months ended June 30, 2024

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized (Depreciation) Appreciation on Commodity Futures Contracts
Commodity Price and Cryptocurrency Price
Corn futures contracts	$(6,164,524)	$(6,563,202)
Soybeans futures contracts	(2,994,181)	(1,032,188)
Sugar futures contracts	(2,152,300)	2,121,663
Wheat futures contracts	(8,108,934)	(12,649,994)
Bitcoin futures Contracts	(78,143)	114,383
Total commodity and cryptocurrency futures contracts	$(19,498,082)	$(18,009,338)

Six months ended June 30, 2023

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price and Cryptocurrency Price
Corn futures contracts	$(11,461,380)	$(12,046,288)
Soybeans futures contracts	(40,479)	(2,387,974)
Sugar futures contracts	8,747,622	(1,688)
Wheat futures contracts	(40,487,794)	(131,723)
Bitcoin futures Contracts	700,787	97,520
Total commodity and cryptocurrency futures contracts	$(42,541,244)	$(14,470,153)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for the futures contracts held was $263.1 million and $270.5 million respectively for the three and six months ended June 30, 2024 and $324.9 million and $353.6 million respectively for the three and six months ended June 30, 2023.

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

Note 7 – Detail of the net assets and shares outstanding of the Funds that are a series of the Trust

The following are the net assets and shares outstanding of each Fund that is a series of the Trust and, thus, in total, comprise the combined net assets of the Trust:

June 30, 2024

	Outstanding
	Shares	Net Assets
Teucrium Corn Fund	3,450,004	$63,128,450
Teucrium Soybean Fund	1,175,004	27,798,068
Teucrium Sugar Fund	1,125,004	13,705,549
Teucrium Wheat Fund	25,775,004	136,406,086
Teucrium Agricultural Fund:	512,502
Net assets including the investment in the Underlying Funds		13,574,739
Less: Investment in the Underlying Funds		(13,563,029)
Net for the Fund in the combined net assets of the Trust		11,710
Total		$241,049,863

December 31, 2023

	Outstanding
	Shares	Net Assets
Teucrium Corn Fund	3,750,004	$81,050,442
Teucrium Soybean Fund	1,075,004	29,056,020
Teucrium Sugar Fund	1,425,004	17,720,099
Teucrium Wheat Fund	30,800,004	184,176,669
Hashdex Bitcoin Futures ETF	50,000	2,536,958
Teucrium Agricultural Fund:	625,002
Net assets including the investment in the Underlying Funds		18,409,126
Less: Investment in the Underlying Funds		(18,401,900)
Net for the Fund in the combined net assets of the Trust		7,226
Total		$314,547,414

The detailed information for the subscriptions and redemptions, and other financial information for each Fund that is a series of the Trust are included in the accompanying financial statements of each Fund.

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended June 30, 2024 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Trust and Funds other than those noted below:

Trust:

On July 22, 2024, Pine Distributors, LLC (the “Marketing Agent”) replaced ACA Foreside as the Marketing Agent for the Trust and Funds. Pursuant to the agreement as detailed in Form 8-K filed with the SEC on June 14, 2024, the Marketing Agent began to work with the Transfer Agent in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Marketing Agent and Teucrium Trading, LLC have also entered into a Registered Representative Services Agreement under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Marketing Agent, under “FINRA” rules (“Registered Representatives”). As Registered Representatives of the Marketing Agent, these persons are permitted to engage in certain marketing activities for the Fund that they would otherwise not be permitted to engage in. Under the Registered Representative Services Agreement, the Sponsor is obligated to ensure that such marketing activities comply with applicable law and are permitted by the Registered Representative Services Agreement and the Marketing Agent’s internal procedures.

CORN:

Nothing to report.

SOYB:

Nothing to report.

CANE:

Nothing to report.

WEAT:

Nothing to report.

TAGS:

Nothing to report.

TEUCRIUM CORN FUND

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Cash and cash equivalents	$60,916,207	$76,745,471
Interest receivable	71,581	105,283
Other assets	50,741	-
Equity in trading accounts:
Due from broker	10,895,231	6,533,938
Total assets	71,933,760	83,384,692

Liabilities
Management fee payable to Sponsor	57,028	71,506
Other liabilities	2,939	80,603
Equity in trading accounts:
Commodity futures contracts	8,745,343	2,182,141
Total liabilities	8,805,310	2,334,250

Net assets	$63,128,450	$81,050,442

Shares outstanding	3,450,004	3,750,004

Shares Authorized	*	*

Net asset value per share	$18.30	$21.61

Market value per share	$18.31	$21.57

* On April 7, 2022, the Teucrium Corn Fund registered an indeterminate number of shares of the Fund pursuant to Rule 456(d) under the Securities Act of 1933.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

SCHEDULE OF INVESTMENTS

June 30, 2024

(Unaudited)

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
U.S. Bank Deposit Account	5.240%	$1,004,394	$1,004,394	1.59%	1,004,394
Goldman Sachs Financial Square Government Fund - Institutional Class	5.213%	21,959,213	21,959,213	34.78	21,959,213
Total money market funds		$22,963,607	$22,963,607	36.37%

	Maturity				Percentage of	Principal
	Date	Yield	Cost	Fair Value	Net Assets	Amount
Commercial Paper
Brookfield Infrastructure Holdings (Canada) Inc.	July 9, 2024	5.662%	$2,479,150	$2,496,911	3.96%	2,500,000
Brookfield Infrastructure Holdings (Canada) Inc.	July 9, 2024	5.700%	2,481,723	2,496,889	3.96	2,500,000
CNH Industrial Capital LLC	August 1, 2024	5.507%	2,470,375	2,488,375	3.94	2,500,000
FMC Corporation	July 19, 2024	5.871%	4,971,150	4,985,575	7.89	5,000,000
General Motors Financial Company, Inc.	August 5, 2024	5.411%	2,472,713	2,487,094	3.94	2,500,000
General Motors Financial Company, Inc.	September 5, 2024	5.457%	2,468,421	2,475,480	3.92	2,500,000
Glencore Funding LLC	August 6, 2024	5.453%	2,472,136	2,486,625	3.94	2,500,000
Hyundai Capital America	August 23, 2024	5.455%	2,470,278	2,480,309	3.93	2,500,000
VW Credit, Inc.	July 16, 2024	5.400%	2,482,669	2,494,469	3.95	2,500,000
VW Credit, Inc.	July 24, 2024	5.450%	2,483,623	2,491,439	3.95	2,500,000
Total Commercial Paper			$27,252,238	$27,383,166	43.38%
Total Cash Equivalents				$50,346,773	79.75%

	Number of		Percentage of	Notional Amount
Description: Liabilities	Contracts	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT corn futures SEP24	1,070	$2,962,521	4.69%	$21,801,250
CBOT corn futures DEC24	894	3,912,890	6.20	18,807,525
CBOT corn futures DEC25	989	1,869,932	2.96	22,524,475
Total commodity futures contracts		$8,745,343	13.85%	$63,133,250

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

TEUCRIUM CORN FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized loss on commodity futures contracts	$(2,200,189)	$(5,192,445)	$(6,164,524)	$(11,461,380)
Net change in unrealized depreciation on commodity futures contracts	(4,967,032)	(8,746,928)	(6,563,202)	(12,046,288)
Interest income	937,064	1,268,364	1,885,282	2,722,600
Total loss	(6,230,157)	(12,671,009)	(10,842,444)	(20,785,068)

Expenses
Management fees	175,488	255,570	353,731	584,444
Professional fees	80,064	112,802	137,102	191,610
Distribution and marketing fees	208,467	267,934	413,931	507,012
Custodian fees and expenses	19,304	21,759	41,276	54,803
Business permits and licenses fees	5,264	2,720	12,394	9,298
General and administrative expenses	17,548	32,895	32,974	46,207
Total expenses	506,135	693,680	991,408	1,393,374

Total expenses, net	506,135	693,680	991,408	1,393,374

Net loss	$(6,736,292)	$(13,364,689)	$(11,833,852)	$(22,178,442)

Net decrease in net asset value per share	$(1.92)	$(3.05)	$(3.31)	$(4.68)
Net loss per weighted average share	$(1.91)	$(3.14)	$(3.34)	$(4.72)
Weighted average shares outstanding	3,523,630	4,252,751	3,538,878	4,696,413

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2024	June 30, 2023
Operations
Net loss	$(11,833,852)	$(22,178,442)
Capital transactions
Issuance of Shares	14,061,223	6,393,108
Redemption of Shares	(20,149,363)	(44,076,195)
Total capital transactions	(6,088,140)	(37,683,087)
Net change in net assets	(17,921,992)	(59,861,529)

Net assets, beginning of period	$81,050,442	$152,638,405

Net assets, end of period	$63,128,450	$92,776,876

Net asset value per share at beginning of period	$21.61	$26.90

Net asset value per share at end of period	$18.30	$22.22

Creation of Shares	700,000	250,000
Redemption of Shares	1,000,000	1,750,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2024	June 30, 2023
Cash flows from operating activities:
Net loss	$(11,833,852)	$(22,178,442)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized depreciation on commodity futures contracts	6,563,202	12,046,288
Changes in operating assets and liabilities:
Due from broker	(4,361,293)	(3,775,693)
Interest receivable	33,702	(45,260)
Other assets	(50,741)	(18,335)
Management fee payable to Sponsor	(14,478)	(61,561)
Payable for purchases of commercial paper	-	3,478,261
Other liabilities	(77,664)	(18,029)
Net cash used in operating activities	(9,741,124)	(10,572,771)

Cash flows from financing activities:
Proceeds from sale of Shares	14,061,223	7,737,938
Redemption of Shares	(20,149,363)	(45,421,025)
Net cash used in financing activities	(6,088,140)	(37,683,087)

Net change in cash and cash equivalents	(15,829,264)	(48,255,858)
Cash and cash equivalents, beginning of period	76,745,471	142,434,737
Cash and cash equivalents, end of period	$60,916,207	$94,178,879

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

June 30, 2024

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024.

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

Marex Capital Markets, Inc. (“Marex”) and StoneX Financial Inc (“StoneX”) serve as the Funds’ clearing brokers to execute and clear futures contracts and provide other brokerage-related services. Marex and StoneX are each registered as futures commission merchants (“FCM”) with the U.S. CFTC and are members of the NFA. The FCMs are registered as broker-dealers with the SEC and are each a member of FINRA. Marex and StoneX are each clearing members of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar and Wheat Futures Contracts, Marex is paid $3.00 per round turn exclusive of pass-through fees for the exchange and the NFA. StoneX is paid $2.50 per round turn exclusive of pass-through fees for the exchange and the NFA. Additionally, if the monthly commissions paid by each Fund does not equal or exceed 16.5% return on the StoneX Capital Requirement at 9.6% of the Exchange Maintenance Margin, each Fund will pay a true up to meet that return at the end of each month. These expenses are recognized on a per-trade basis. The half-turn is recognized as an unrealized loss on the statements of operations for contracts that have been purchased since the change in recognition, and a full turn is recognized as a realized loss on the statements of operations when a contract is sold. A summary of these expenses can be found under the heading, Brokerage Commissions.

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

	Three months ended June 30, 2024	Three months ended June 30, 2023	Six months ended June 30, 2024	Six months ended June 30, 2023
Amount Recognized for Custody Services	$19,304	$21,759	$41,276	$54,803
Amount of Custody Services Waived	$-	$-	$-	$-

Amount Recognized for Distribution Services	$8,744	$9,902	$16,872	$19,955
Amount of Distribution Services Waived	$-	$-	$-	$-

Amount Recognized for Wilmington Trust	$-	$-	$-	$-
Amount of Wilmington Trust Waived	$-	$-	$-	$-

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

Brokerage Commissions

The Sponsor recognizes the expense for brokerage commissions for futures contract trades on a per-trade basis. The below table shows the amounts included on the statements of operations as total brokerage commissions paid inclusive of unrealized loss for the three and six months ended June 30, 2024 and 2023.

CORN
Three months ended June 30, 2024	$12,206
Three months ended June 30, 2023	$13,898
Six months ended June 30, 2024	$21,912
Six months ended June 30, 2023	$31,168

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2021 to 2023, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2024 and for the years ended December 31, 2023, 2022, and 2021. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three and six months ended June 30, 2024 and 2023.

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

	June 30, 2024	December 31, 2023
Money Market Funds	$22,963,607	$26,573,542
Demand Deposit Savings Accounts	10,569,434	10,293,805
Commercial Paper	27,383,166	39,878,124
Total cash and cash equivalents as presented on the Statements of Assets and Liabilities	$60,916,207	$76,745,471

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

	Three months ended June 30, 2024	Three months ended June 30, 2023	Six months ended June 30, 2024	Six months ended June 30, 2023
Recognized Related Party Transactions	$192,681	$196,355	$329,206	$351,270
Waived Related Party Transactions	$-	$-	$-	$-

The Sponsor has the ability to elect to pay certain expenses on behalf of the Funds or waive the management fee. This election is subject to change by the Sponsor, at its discretion. Expenses paid by the Sponsor and Management fees waived by the Sponsor are, if applicable, presented as waived expenses in the statements of operations for each Fund. There were no expenses waived for the three and six months ended June 30, 2024 and 2023.

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

On June 30, 2024 and December 31, 2023, in the opinion of the Trust and the Fund, the reported value at the close of the market for each commodity contract fairly reflected the value of the futures and no alternative valuations were required. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

For the three and six months ended June 30, 2024 and year ended December 31, 2023, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of June 30, 2024 and December 31, 2023:

June 30, 2024

				Balance as of
Assets:	Level 1	Level 2	Level 3	June 30, 2024
Cash Equivalents	$50,346,773	$-	$-	$50,346,773

				Balance as of
Liabilities	Level 1	Level 2	Level 3	June 30, 2024
Commodity Futures Contracts
Corn futures contracts	$8,745,343	$-	$-	$8,745,343

December 31, 2023

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2023
Cash Equivalents	$66,451,666	$-	$-	$66,451,666

				Balance as of
Liabilities	Level 1	Level 2	Level 3	December 31, 2023
Commodity Futures Contracts
Corn futures contracts	$2,182,141	$-	$-	$2,182,141

For the three and six months ended June 30, 2024 and year ended December 31, 2023, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the three and six months ended June 30, 2024 and year ended December 31, 2023, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk, and held by the FCMs, Marex and StoneX as of June 30, 2024, and December 31, 2023.

*The amount of collateral presented in Collateral, Due from Broker, is limited to the liability for the futures contracts and accordingly does not include the excess collateral pledged.

Offsetting of Financial Liabilities and Derivative Liabilities as of June 30, 2024

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity Price
Corn futures contracts	$8,745,343	$-	$8,745,343	$-	$8,745,343	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2023

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity Price
Corn futures contracts	$2,182,141	$-	$2,182,141	$-	$2,182,141	$-

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Three months ended June 30, 2024

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(2,200,189)	$(4,967,032)

Three months ended June 30, 2023

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(5,192,445)	$(8,746,928)

Six months ended June 30, 2024

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(6,164,524)	$(6,563,202)

Six months ended June 30, 2023

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(11,461,380)	$(12,046,288)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for the futures contracts held was $69.3 million and $69.3 million respectively for the three and six months ended June 30, 2024 and $96.6 million and $111.5 million respectively for the three and six months ended June 30, 2023.

Note 6 – Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the three and six months ended June 30, 2024 and 2023. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Per Share Operation Performance
Net asset value at beginning of period	$20.22	$25.27	$21.61	$26.90
Income from investment operations:
Interest income	0.26	0.30	0.54	0.58
Net realized and unrealized loss on commodity futures contracts	(2.04)	(3.19)	(3.57)	(4.96)
Total expenses, net	(0.14)	(0.16)	(0.28)	(0.30)
Net decrease in net asset value	(1.92)	(3.05)	(3.31)	(4.68)
Net asset value at end of period	$18.30	$22.22	$18.30	$22.22
Total Return	-9.49%	-12.07%	-15.34%	-17.38%
Ratios to Average Net Assets (Annualized)
Total expenses	2.88%	2.71%	2.80%	2.38%
Total expenses, net	2.88%	2.71%	2.80%	2.38%
Net investment income	2.46%	2.25%	2.53%	2.27%

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

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended June 30, 2024 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Cash and cash equivalents	$26,613,551	$28,107,189
Interest receivable	36,484	36,662
Other assets	19,050	-
Equity in trading accounts:
Due from broker	3,587,681	2,385,040
Total assets	30,256,766	30,528,891

Liabilities
Management fee payable to Sponsor	24,272	25,659
Other liabilities	10,577	55,551
Equity in trading accounts:
Commodity futures contracts	2,423,849	1,391,661
Total liabilities	2,458,698	1,472,871

Net assets	$27,798,068	$29,056,020

Shares outstanding	1,175,004	1,075,004

Shares authorized	*	*

Net asset value per share	$23.66	$27.03

Market value per share	$23.65	$27.01

* On April 7, 2022, the Teucrium Soybean Fund registered an indeterminate number of shares of the Fund pursuant to Rule 456(d) under the Securities Act of 1933.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

SCHEDULE OF INVESTMENTS

June 30, 2024

(Unaudited)

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
U.S. Bank Deposit Account	5.240%	$400,285	$400,285	1.44%	400,285
Goldman Sachs Financial Square Government Fund - Institutional Class	5.210%	8,217,394	8,217,394	29.56	8,217,394
Total money market funds		$8,617,679	$8,617,679	31.00%

	Maturity				Percentage of	Principal
	Date	Yield	Cost	Fair Value	Net Assets	Amount
Commercial Paper
Brookfield Infrastructure Holdings (Canada) Inc.	July 30, 2024	5.711%	$2,481,690	$2,488,702	8.95%	2,500,000
Crown Castle Inc.	August 1, 2024	5.591%	2,486,632	2,488,160	8.95	2,500,000
VW Credit, Inc.	July 16, 2024	5.400%	4,965,338	4,988,937	17.95	5,000,000
VW Credit, Inc.	August 7, 2024	5.445%	2,479,195	2,486,254	8.94	2,500,000
Total Commercial Paper			$12,412,855	$12,452,053	44.79%
Total Cash Equivalents				$21,069,732	75.79%

	Number of		Percentage of	Notional Amount
Description: Liabilities	Contracts	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures NOV24	176	$1,101,049	3.96%	$9,715,200
CBOT soybean futures JAN25	149	779,019	2.80	8,329,100
CBOT soybean futures NOV25	177	$543,781	1.96	$9,748,275
Total commodity futures contracts		$2,423,849	8.72%	$27,792,575

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

TEUCRIUM SOYBEAN FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized loss on commodity futures contracts	$(361,327)	$(1,108,023)	$(2,994,181)	$(40,479)
Net change in unrealized (depreciation) appreciation on commodity futures contracts	(1,628,873)	1,311,668	(1,032,188)	(2,387,974)
Interest income	424,864	433,162	805,275	944,785
Total (loss) income	(1,565,336)	636,807	(3,221,094)	(1,483,668)

Expenses
Management fees	80,184	86,715	150,906	201,405
Professional fees	28,740	96,011	67,160	154,009
Distribution and marketing fees	94,051	102,554	194,801	171,739
Custodian fees and expenses	8,019	13,874	16,505	17,315
Business permits and licenses fees	5,223	8,671	11,492	10,965
General and administrative expenses	6,415	8,671	13,487	10,965
Total expenses	222,632	316,496	454,351	566,398

Expenses waived by the Sponsor	-	-	-	-

Total expenses, net	222,632	316,496	454,351	566,398

Net (loss) income	$(1,787,968)	$320,311	$(3,675,445)	$(2,050,066)

Net (decrease) increase in net asset value per share	$(1.50)	$0.14	$(3.37)	$(1.17)
Net (loss) income per weighted average share	$(1.38)	$0.24	$(3.04)	$(1.37)
Weighted average shares outstanding	1,292,037	1,328,026	1,210,718	1,497,380

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2024	June 30, 2023
Operations
Net loss	$(3,675,445)	$(2,050,066)
Capital transactions
Issuance of Shares	11,855,023	6,663,120
Redemption of Shares	(9,437,530)	(26,148,455)
Total capital transactions	2,417,493	(19,485,335)
Net change in net assets	(1,257,952)	(21,535,401)

Net assets, beginning of period	$29,056,020	$58,429,985

Net assets, end of period	$27,798,068	$36,894,584

Net asset value per share at beginning of period	$27.03	$28.50

Net asset value per share at end of period	$23.66	$27.33

Creation of Shares	475,000	250,000
Redemption of Shares	375,000	950,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2024	June 30, 2023
Cash flows from operating activities:
Net loss	$(3,675,445)	$(2,050,066)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized depreciation on commodity futures contracts	1,032,188	2,387,974
Changes in operating assets and liabilities:
Due from broker	(1,202,641)	(2,294,720)
Interest receivable	178	18,857
Other assets	(19,050)	(26,642)
Management fee payable to Sponsor	(1,387)	(27,100)
Other liabilities	(44,974)	(6,787)
Net cash used in operating activities	(3,911,131)	(1,998,484)

Cash flows from financing activities:
Proceeds from sale of Shares	11,855,023	6,663,120
Redemption of Shares	(9,437,530)	(28,998,715)
Net cash provided by (used in) financing activities	2,417,493	(22,335,595)

Net change in cash and cash equivalents	(1,493,638)	(24,334,079)
Cash and cash equivalents beginning of period	28,107,189	58,212,569
Cash and cash equivalents end of period	$26,613,551	$33,878,490

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

June 30, 2024

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024.

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

Marex Capital Markets, Inc. (“Marex”) and StoneX Financial Inc. (“StoneX”) serve as the Funds’ clearing brokers to execute and clear futures contracts and provide other brokerage-related services. Marex and StoneX are each registered as futures commission merchants (“FCM”) with the U.S. CFTC and are members of the NFA. The FCMs are registered as broker-dealers with the SEC and are each a member of FINRA. Marex and StoneX are each clearing members of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar, and Wheat Futures Contracts E D & F Man is paid $3.00 per round turn exclusive of pass-through fees for the exchange and the NFA. StoneX is paid $2.50 per round turn exclusive of pass-through fees for the exchange and the NFA. Additionally, if the monthly commissions paid by each Fund does not equal or exceed 16.5% return on the StoneX Capital Requirement at 9.6% of the Exchange Maintenance Margin, each Fund will pay a true up to meet that return at the end of each month. These expenses are recognized on a per-trade basis. The half-turn is recognized as an unrealized loss on the statements of operations for contracts that have been purchased since the change in recognition, and a full turn is recognized as a realized loss on the statements of operations when a contract is sold. A summary of these expenses can be found under the heading, Brokerage Commissions.

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

	Three months ended June 30, 2024	Three months ended June 30, 2023	Six months ended June 30, 2024	Six months ended June 30, 2023
Amount Recognized for Custody Services	$8,019	$13,875	$16,505	$17,315
Amount of Custody Services Waived	$-	$-	$-	$-

Amount Recognized for Distribution Services	$4,293	$3,906	$7,356	$7,172
Amount of Distribution Services Waived	$-	$-	$-	$-

Amount Recognized for Wilmington Trust	$-	$-	$-	$-
Amount of Wilmington Trust Waived	$-	$-	$-	$-

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

Brokerage Commissions

The Sponsor recognizes the expense for brokerage commissions for futures contract trades on a per-trade basis. The below table shows the amounts included on the statements of operations as total brokerage commissions paid inclusive of unrealized loss for the three and six months ended June 30, 2024 and 2023.

SOYB
Three months ended June 30, 2024	$2,186
Three months ended June 30, 2023	$2,439
Six months ended June 30, 2024	$6,344
Six months ended June 30, 2023	$8,779

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2021 to 2023, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2024 and for the years ended December 31, 2023, 2022, and 2021. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three and six months ended June 30, 2024 and 2023.

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

	June 30, 2024	December 31, 2023
Money Market Funds	$8,617,679	$7,746,099
Demand Deposit Savings Accounts	5,543,819	5,399,248
Commercial Paper	12,452,053	14,961,842
Total cash and cash equivalents as presented on the Statements of Assets and Liabilities	$26,613,551	$28,107,189

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

	Three months ended June 30, 2024	Three months ended June 30, 2023	Six months ended June 30, 2024	Six months ended June 30, 2023
Recognized Related Party Transactions	$96,831	$75,418	$148,291	$125,685
Waived Related Party Transactions	$-	$-	$-	$-

The Sponsor has the ability to elect to pay certain expenses on behalf of the Funds or waive the management fee. This election is subject to change by the Sponsor, at its discretion. Expenses paid by the Sponsor and Management fees waived by the Sponsor are, if applicable, presented as waived expenses in the statements of operations for each Fund. There were no expenses waived for the three and six months ended June 30, 2024 and 2023.

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

On June 30, 2024 and December 31, 2023, in the opinion of the Trust and the Fund, the reported value at the close of the market for each commodity contract fairly reflected the value of the futures and no alternative valuations were required. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

For the three and six months ended June 30, 2024 and year ended December 31, 2023, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of June 30, 2024 and December 31, 2023:

June 30, 2024

				Balance as of
Assets:	Level 1	Level 2	Level 3	June 30, 2024
Cash Equivalents	$21,069,732	$-	$-	$21,069,732

				Balance as of
Liabilities	Level 1	Level 2	Level 3	June 30, 2024
Commodity Futures Contracts
Soybean futures contracts	$2,423,849	$-	$-	$2,423,849

December 31, 2023

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2023
Cash Equivalents	$22,707,941	$-	$-	$22,707,941

				Balance as of
Liabilities	Level 1	Level 2	Level 3	December 31, 2023
Commodity Futures Contracts
Soybean futures contracts	$1,391,661	$-	$-	$1,391,661

For the three and six months ended June 30, 2024 and year ended December 31, 2023, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the three and six months ended June 30, 2024 and year ended December 31, 2023, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk, and held by the FCMs, Marex and StoneX as of June 30, 2024, and December 31, 2023.

*The amount of collateral presented in Collateral, Due from Broker, is limited to the liability for the futures contracts and accordingly does not include the excess collateral pledged.

Offsetting of Financial Liabilities and Derivative Liabilities as of June 30, 2024

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity Price
Soybean futures contracts	$2,423,849	$-	$2,423,849	$-	$2,423,849	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2023

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity Price
Soybean futures contracts	$1,391,661	$-	$1,391,661	$-	$1,391,661	$-

The following is a summary of realized and unrealized gains and losses of the derivative instruments utilized by the Fund:

Three months ended June 30, 2024

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Soybean futures contracts	$(361,327)	$(1,628,873)

Three months ended June 30, 2023

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Soybean futures contracts	$(1,108,023)	$1,311,668

Six months ended June 30, 2024

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Soybean futures contracts	$(2,994,181)	$(1,032,188)

Six months ended June 30, 2023

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Soybean futures contracts	$(40,479)	$(2,387,974)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $30.6 million and $29.9 million respectively for the three and six months ended June 30, 2024 and $34.2 million and $38.4 million respectively for the three and six months ended June 30, 2023.

Note 6 – Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the three and six months ended June 30, 2024 and 2023. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Per Share Operation Performance
Net asset value at beginning of period	$25.16	$27.19	$27.03	$28.50
Income from investment operations:
Interest income	0.33	0.33	0.67	0.63
Net realized and unrealized (loss) gain on commodity futures contracts	(1.66)	0.05	(3.66)	(1.42)
Total expenses, net	(0.17)	(0.24)	(0.38)	(0.38)
Net (decrease) increase in net asset value	(1.50)	0.14	(3.37)	(1.17)
Net asset value at end of period	$23.66	$27.33	$23.66	$27.33
Total Return	-5.97%	0.52%	-12.47%	-4.12%
Ratios to Average Net Assets (Annualized)
Total expenses	2.78%	3.65%	3.01%	2.81%
Total expenses, net	2.78%	3.65%	3.01%	2.81%
Net investment income	2.52%	1.35%	2.33%	1.88%

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

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended June 30, 2024 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund.

TEUCRIUM SUGAR FUND

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Cash and cash equivalents	$12,866,918	$16,773,745
Interest receivable	24,820	31,551
Other assets	11,792	835
Equity in trading accounts:
Commodity futures contracts	24,592	-
Due from broker	1,382,424	3,650,191
Total equity in trading accounts	1,407,016	3,650,191
Total assets	14,310,546	20,456,322

Liabilities
Management fee payable to Sponsor	10,657	17,451
Other liabilities	3,413	30,774
Equity in trading accounts:
Commodity futures contracts	590,927	2,687,998
Total liabilities	604,997	2,736,223

Net assets	$13,705,549	$17,720,099

Shares outstanding	1,125,004	1,425,004

Shares authorized	*	*

Net asset value per share	$12.18	$12.44

Market value per share	$12.20	$12.40

* On April 7, 2022, the Teucrium Sugar Fund registered an indeterminate number of shares of the Fund pursuant to Rule 456(d) under the Securities Act of 1933.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

SCHEDULE OF INVESTMENTS

June 30, 2024

(Unaudited)

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
U.S. Bank Deposit Account	5.240%	$2,525,834	$2,525,834	18.43%	2,525,834
Goldman Sachs Financial Square Government Fund - Institutional Class	5.210%	2,055,629	2,055,629	15.00	2,055,629
Total Money Market Funds		$4,581,463	$4,581,463	33.43%

	Maturity				Percentage of	Principal
	Date	Yield	Cost	Fair Value	Net Assets	Amount
Commercial Paper
Brookfield Infrastructure Holdings (Canada) Inc.	July 30, 2024	5.711%	$2,481,690	$2,488,702	18.16%	2,500,000
Crown Castle Inc.	August 1, 2024	5.591%	2,486,632	2,488,160	18.15	2,500,000
Total Commercial Paper			$4,968,322	$4,976,862	36.31%
Total Cash Equivalents				$9,558,325	69.74%

	Number of		Percentage of	Notional Amount
	Contracts	Fair Value	Net Assets	(Long Exposure)
Commodity futures contracts
United States sugar futures contracts
ICE sugar futures MAY25	187	$24,592	0.18%	$4,115,496
	Number of		Percentage of	Notional Amount
Description: Liabilities	Contracts	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States sugar futures contracts
ICE sugar futures MAR25	209	$476,116	3.47%	$4,819,707
ICE sugar futures MAR26	228	114,811	0.84	4,775,232
Total commodity futures contracts		$590,927	4.31%	$9,594,939

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

TEUCRIUM SUGAR FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized (loss) gain on commodity futures contracts	$(1,669,986)	$7,408,174	$(2,152,300)	$8,747,622
Net change in unrealized appreciation (depreciation) on commodity futures contracts	248,066	(3,141,505)	2,121,663	(1,688)
Interest income	171,316	431,237	395,941	702,686
Total (loss) income	(1,250,604)	4,697,906	365,304	9,448,620

Expenses
Management fees	32,536	86,295	75,095	147,633
Professional fees	20,837	76,125	48,500	146,054
Distribution and marketing fees	69,589	63,875	152,134	98,691
Custodian fees and expenses	6,507	11,202	15,019	12,238
Business permits and licenses fees	12,341	8,630	17,972	11,121
General and administrative expenses	4,757	9,791	9,864	10,404
Total expenses	146,567	255,918	318,584	426,141

Expenses waived by the Sponsor	-	-	-	-

Total expenses, net	146,567	255,918	318,584	426,141

Net (loss) income	$(1,397,171)	$4,441,988	$46,720	$9,022,479

Net (decrease)/increase in net asset value per share	$(1.31)	$1.26	$(0.26)	$3.19
Net (loss) income per weighted average share	$(1.27)	$1.70	$0.04	$3.57
Weighted average shares outstanding	1,098,081	2,612,367	1,192,861	2,530,114

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2024	June 30, 2023
Operations
Net income	$46,720	$9,022,479
Capital transactions
Issuance of Shares	583,255	13,938,612
Redemption of Shares	(4,644,525)	(24,043,880)
Total capital transactions	(4,061,270)	(10,105,268)
Net change in net assets	(4,014,550)	(1,082,789)

Net assets, beginning of period	$17,720,099	$24,262,359

Net assets, end of period	$13,705,549	$23,179,570

Net asset value per share at beginning of period	$12.44	$9.51

Net asset value per share at end of period	$12.18	$12.70

Creation of Shares	50,000	1,200,000
Redemption of Shares	350,000	1,925,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2024	June 30, 2023
Cash flows from operating activities:
Net income	$46,720	$9,022,479
Adjustments to reconcile net income to net cash provided by operating activities:
Net change in unrealized (appreciation) depreciation on commodity futures contracts	(2,121,663)	1,688
Changes in operating assets and liabilities:
Due from broker	2,267,767	(531,396)
Interest receivable	6,731	(8,095)
Other assets	(10,957)	(19,593)
Management fee payable to Sponsor	(6,794)	3,849
Other liabilities	(27,361)	(614)
Net cash provided by operating activities	154,443	8,468,318

Cash flows from financing activities:
Proceeds from sale of Shares	583,255	13,938,612
Redemption of Shares	(4,644,525)	(22,456,230)
Net cash used in financing activities	(4,061,270)	(8,517,618)

Net change in cash and cash equivalents	(3,906,827)	(49,300)
Cash and cash equivalents beginning of period	16,773,745	22,977,480
Cash and cash equivalents end of period	$12,866,918	$22,928,180

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

June 30, 2024

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024.

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

Marex Capital Markets, Inc. (“Marex”) and StoneX Financial Inc. (“StoneX”) serve as the Funds’ clearing brokers to execute and clear the futures contracts and provide other brokerage-related services. Marex and StoneX are each registered as futures commission merchants (“FCM”) with the U.S. CFTC and are members of the NFA. The FCMs are registered as broker-dealers with the SEC and are each a member of FINRA. Marex and StoneX are each clearing members of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar, and Wheat Futures Contracts Marex is paid $3.00 per round turn exclusive of pass-through fees for the exchange and the NFA. StoneX is paid $2.50 per round turn exclusive of pass-through fees for the exchange and the NFA. Additionally, if the monthly commissions paid by each Fund does not equal or exceed 16.5% return on the StoneX Capital Requirement at 9.6% of the Exchange Maintenance Margin, each Fund will pay a true up to meet that return at the end of each month. These expenses are recognized on a per-trade basis. The half-turn is recognized as an unrealized loss on the statements of operations for contracts that have been purchased since the change in recognition, and a full turn is recognized as a realized loss on the statements of operations when a contract is sold. A summary of these expenses can be found under the heading, Brokerage Commissions.

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

	Three months ended June 30, 2024	Three months ended June 30, 2023	Six months ended June 30, 2024	Six months ended June 30, 2023
Amount Recognized for Custody Services	$6,507	$11,202	$15,019	$12,238
Amount of Custody Services Waived	$-	$-	$-	$-

Amount Recognized for Distribution Services	$2,571	$2,159	$6,062	$3,707
Amount of Distribution Services Waived	$-	$-	$-	$-

Amount Recognized for Wilmington Trust	$-	$-	$-	$-
Amount of Wilmington Trust Waived	$-	$-	$-	$-

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

Brokerage Commissions

The Sponsor recognizes the expense for brokerage commissions for futures contract trades on a per-trade basis. The below table shows the amounts included on the statements of operations as total brokerage commissions paid inclusive of unrealized loss for the three and six months ended June 30, 2024 and 2023.

CANE
Three months ended June 30, 2024	$3,609
Three months ended June 30, 2023	$9,899
Six months ended June 30, 2024	$5,617
Six months ended June 30, 2023	$15,954

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2021 to 2023, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2024 and for the years ended December 31, 2023, 2022, and 2021. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three and six months ended June 30, 2024 and 2023.

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

	June 30, 2024	December 31, 2023
Money Market Funds	$4,581,463	$3,033,238
Demand Deposit Savings Accounts	3,308,593	3,222,312
Commercial Paper	4,976,862	10,518,195
Total cash and cash equivalents as presented on the Statements of Assets and Liabilities	$12,866,918	$16,773,745

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

	Three months ended June 30, 2024	Three months ended June 30, 2023	Six months ended June 30, 2024	Six months ended June 30, 2023
Recognized Related Party Transactions	$53,616	$47,871	$112,143	$71,632
Waived Related Party Transactions	$-	$-	$-	$-

The Sponsor has the ability to elect to pay certain expenses on behalf of the Funds or waive the management fee. This election is subject to change by the Sponsor, at its discretion. Expenses paid by the Sponsor and Management fees waived by the Sponsor are, if applicable, presented as waived expenses in the statements of operations for each Fund. There were no expenses waived for the three and six months ended June 30, 2024 and 2023.

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

On June 30, 2024 and December 31, 2023, in the opinion of the Trust and the Fund, the reported value of the Sugar Futures Contracts traded on the ICE fairly reflected the value of the Sugar Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

For the three and six months ended June 30, 2024 and year ended December 31, 2023, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of June 30, 2024 and December 31, 2023:

June 30, 2024

				Balance as of
Assets:	Level 1	Level 2	Level 3	June 30, 2024
Cash Equivalents	$9,558,325	$-	$-	$9,558,325
Commodity Futures Contracts
Sugar futures contracts	24,592	-	-	24,592
Total	$9,582,917	$-	$-	$9,582,917

				Balance as of
Liabilities	Level 1	Level 2	Level 3	June 30, 2024
Commodity Futures Contracts
Sugar futures contracts	$590,927	$-	$-	$590,927

December 31, 2023

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2023
Cash Equivalents	$13,551,433	$-	$-	$13,551,433

				Balance as of
Liabilities	Level 1	Level 2	Level 3	December 31, 2023
Commodity Futures Contracts
Sugar futures contracts	$2,687,998	$-	$-	$2,687,998

For the three and six months ended June 30, 2024 and year ended December 31, 2023, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value – Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the three and six months ended June 30, 2024 and year ended December 31, 2023, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk, and held by the FCMs, Marex and StoneX as of June 30, 2024, and December 31, 2023.

*The amount of collateral presented in Collateral, Due from Broker, is limited to the liability for the futures contracts and accordingly does not include the excess collateral pledged.

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Sugar futures contracts	$24,592	$-	$24,592	$24,592	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of  June 30, 2024

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity Price
Sugar futures contracts	$590,927	$-	$590,927	$24,592	$566,335	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2023

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity Price
Sugar futures contracts	$2,687,998	$-	$2,687,998	$-	$2,687,998	$-

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Three months ended June 30, 2024

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Sugar futures contracts	$(1,669,986)	$248,066

Three months ended June 30, 2023

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Sugar futures contracts	$7,408,174	$(3,141,505)

Six months ended June 30, 2024

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Sugar futures contracts	$(2,152,300)	$2,121,663

Six months ended June 30, 2023

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Sugar futures contracts	$8,747,622	$(1,688)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held were $12.9 million and $14.9 million respectively for the three and six months ended June 30, 2024 and $32.6 million and $29.1 million respectively for the three and six months ended June 30, 2023.

Note 6 – Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the three and six months ended June 30, 2024 and 2023. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Per Share Operation Performance
Net asset value at beginning of period	$13.49	$11.44	$12.44	$9.51
Income (loss) from investment operations:
Interest income	0.15	0.17	0.33	0.28
Net realized and unrealized (loss)/gain on commodity futures contracts	(1.33)	1.19	(0.32)	3.08
Total expenses, net	(0.13)	(0.10)	(0.27)	(0.17)
Net (decrease)/increase in net asset value	(1.31)	1.26	(0.26)	3.19
Net asset value at end of period	$12.18	$12.70	$12.18	$12.70
Total Return	-9.71%	10.98%	-2.07%	33.49%
Ratios to Average Net Assets (Annualized)
Total expenses	4.50%	2.97%	4.24%	2.89%
Total expenses, net	4.50%	2.97%	4.24%	2.89%
Net investment income	0.76%	2.03%	1.03%	1.87%

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

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended June 30, 2024 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund.

TEUCRIUM WHEAT FUND

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Cash and cash equivalents	$127,683,129	$168,732,086
Interest receivable	113,778	226,748
Other assets	142,314	4,527
Equity in trading accounts:
Commodity futures contracts	-	2,237,493
Due from broker	23,575,102	17,783,729
Total equity in trading accounts	23,575,102	20,021,222
Total assets	151,514,323	188,984,583

Liabilities
Management fee payable to Sponsor	118,785	160,231
Other liabilities	1,285	72,017
Equity in trading accounts:
Commodity futures contracts	14,988,167	4,575,666
Total liabilities	15,108,237	4,807,914

Net assets	$136,406,086	$184,176,669

Shares outstanding	25,775,004	30,800,004

Shares authorized	*	*

Net asset value per share	$5.29	$5.98

Market value per share	$5.31	$5.97

* On March 9, 2022, the Teucrium Wheat Fund registered an indeterminate number of shares of the Fund pursuant to Rule 456(d) under the Securities Act of 1933.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

SCHEDULE OF INVESTMENTS

June 30, 2024

(Unaudited)

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
U.S. Bank Deposit Account	5.240%	$9,746,392	$9,746,392	7.15%	9,746,392
Goldman Sachs Financial Square Government Fund - Institutional Class	5.213%	55,166,167	55,166,167	40.44	55,166,167
Total money market funds		$64,912,559	$64,912,559	47.59%

	Maturity				Percentage of	Principal
	Date	Yield	Cost	Fair Value	Net Assets	Amount
Commercial Paper
Brookfield Infrastructure Holdings (Canada) Inc.	July 9, 2024	5.662%	$2,479,150	$2,496,911	1.83%	2,500,000
Brookfield Infrastructure Holdings (Canada) Inc.	July 9, 2024	5.700%	2,481,723	2,496,889	1.83	2,500,000
Brookfield Infrastructure Holdings (Canada) Inc.	July 16, 2024	5.738%	2,467,217	2,494,146	1.83	2,500,000
Brookfield Infrastructure Holdings (Canada) Inc.	July 30, 2024	5.711%	2,481,690	2,488,702	1.82	2,500,000
Crown Castle Inc.	August 1, 2024	5.591%	2,486,632	2,488,160	1.82	2,500,000
FMC Corporation	July 19, 2024	5.871%	4,971,150	4,985,575	3.65	5,000,000
General Motors Financial Company, Inc.	August 5, 2024	5.411%	4,945,425	4,974,188	3.65	5,000,000
General Motors Financial Company, Inc.	September 5, 2024	5.457%	7,405,262	7,426,439	5.44	7,500,000
Glencore Funding LLC	August 6, 2024	5.453%	2,472,136	2,486,625	1.82	2,500,000
Harley-Davidson Financial Services, Inc.	July 1, 2024	5.735%	2,478,497	2,500,000	1.83	2,500,000
Hyundai Capital America	August 23, 2024	5.455%	2,470,278	2,480,309	1.82	2,500,000
V.F. Corporation	July 23, 2024	5.771%	2,465,472	2,491,368	1.83	2,500,000
V.F. Corporation	July 23, 2024	5.839%	4,949,106	4,982,505	3.65	5,000,000
VW Credit, Inc.	July 16, 2024	5.400%	4,965,338	4,988,938	3.66	5,000,000
VW Credit, Inc.	August 7, 2024	5.445%	991,678	994,502	0.74	1,000,000
VW Credit, Inc.	August 21, 2024	5.445%	1,487,517	1,488,631	1.09	1,500,000
Total Commercial Paper			$51,998,271	$52,263,888	38.31%
Total Cash Equivalents				$117,176,447	85.90%

	Number of		Percentage of	Notional Amount
Description: Liabilities	Contracts	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures SEP24	1,665	$1,051,828	0.78%	$47,743,875
CBOT wheat futures DEC24	1,370	7,709,620	5.65	40,894,500
CBOT wheat futures DEC25	1,473	6,226,719	4.56	47,762,025
Total commodity futures contracts		$14,988,167	10.99%	$136,400,400

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

TEUCRIUM WHEAT FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$1,928,371	$(17,129,061)	$(8,108,934)	$(40,487,794)
Net change in unrealized (depreciation) appreciation on commodity futures contracts	(3,691,531)	1,960,839	(12,649,994)	(131,723)
Interest income	1,991,291	2,042,449	4,141,215	4,122,595
Total income (loss)	228,131	(13,125,773)	(16,617,713)	(36,496,922)

Expenses
Management fees	376,641	416,792	786,840	898,010
Professional fees	225,453	145,416	334,488	250,401
Distribution and marketing fees	537,677	475,337	1,059,505	1,019,399
Custodian fees and expenses	38,071	41,415	88,591	117,125
Business permits and licenses fees	10,314	8,336	26,722	13,148
General and administrative expenses	49,543	62,650	90,563	92,135
Total expenses	1,237,699	1,149,946	2,386,709	2,390,218

Expenses waived by the Sponsor	-	-	-	-

Total expenses, net	1,237,699	1,149,946	2,386,709	2,390,218

Net loss	$(1,009,568)	$(14,275,719)	$(19,004,422)	$(38,887,140)

Net decrease in net asset value per share	$(0.10)	$(0.60)	$(0.69)	$(1.53)
Net loss per weighted average share	$(0.04)	$(0.56)	$(0.68)	$(1.51)
Weighted average shares outstanding	26,291,488	25,394,509	28,141,075	25,827,490

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2024	June 30, 2023
Operations
Net loss	$(19,004,422)	$(38,887,140)
Capital transactions
Issuance of Shares	8,468,065	26,531,300
Redemption of Shares	(37,234,226)	(52,165,652)
Total capital transactions	(28,766,161)	(25,634,352)
Net change in net assets	(47,770,583)	(64,521,492)

Net assets, beginning of period	$184,176,669	$228,972,039

Net assets, end of period	$136,406,086	$164,450,547

Net asset value per share at beginning of period	$5.98	$7.99

Net asset value per share at end of period	$5.29	$6.46

Creation of Shares	1,525,000	3,975,000
Redemption of Shares	6,550,000	7,200,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2024	June 30, 2023
Cash flows from operating activities:
Net loss	$(19,004,422)	$(38,887,140)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized depreciation on commodity futures contracts	12,649,994	131,723
Changes in operating assets and liabilities:
Due from broker	(5,791,373)	16,985,521
Interest receivable	112,970	(71,786)
Other assets	(137,787)	(6,231)
Payable for purchases of commercial paper	-	2,484,473
Management fee payable to Sponsor	(41,446)	(69,208)
Other liabilities	(70,732)	(29,529)
Net cash used in operating activities	(12,282,796)	(19,462,177)

Cash flows from financing activities:
Proceeds from sale of Shares	8,468,065	26,531,300
Redemption of Shares	(37,234,226)	(58,154,477)
Net cash used in financing activities	(28,766,161)	(31,623,177)

Net change in cash and cash equivalents	(41,048,957)	(51,085,354)
Cash and cash equivalents, beginning of period	168,732,086	209,730,825
Cash and cash equivalents, end of period	$127,683,129	$158,645,471

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

June 30, 2024

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024.

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

Marex Capital Markets, Inc. (“Marex”) and StoneX Financial Inc. (“StoneX”) serve as the Funds’ clearing brokers to execute and clear futures contracts and provide other brokerage-related services. Marex and StoneX are each registered as futures commission merchants (“FCM”) with the U.S. CFTC and are members of the NFA. The FCMs are registered as broker-dealers with the SEC and are each a member of FINRA. Marex and StoneX are each clearing members of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar, and Wheat Futures Contracts Marex is paid $3.00 per round turn exclusive of pass-through fees for the exchange and the NFA. StoneX is paid $2.50 per round turn exclusive of pass-through fees for the exchange and the NFA. Additionally, if the monthly commissions paid by each Fund does not equal or exceed 16.5% return on the StoneX Capital Requirement at 9.6% of the Exchange Maintenance Margin, each Fund will pay a true up to meet that return at the end of each month. These expenses are recognized on a per-trade basis. The half-turn is recognized as an unrealized loss on the statements of operations for contracts that have been purchased since the change in recognition, and a full turn is recognized as a realized loss on the statements of operations when a contract is sold. A summary of these expenses can be found under the heading, Brokerage Commissions.

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

	Three months ended June 30, 2024	Three months ended June 30, 2023	Six months ended June 30, 2024	Six months ended June 30, 2023
Amount Recognized for Custody Services	$38,071	$41,415	$88,591	$117,125
Amount of Custody Services Waived	$-	$-	$-	$-

Amount Recognized for Distribution Services	$20,358	$19,147	$40,688	$40,723
Amount of Distribution Services Waived	$-	$-	$-	$-

Amount Recognized for Wilmington Trust	$-	$-	$-	$-
Amount of Wilmington Trust Waived	$-	$-	$-	$-

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

Brokerage Commissions

The Sponsor recognizes the expense for brokerage commissions for futures contract trades on a per-trade basis. The below table shows the amounts included on the statements of operations as total brokerage commissions paid inclusive of unrealized loss for the three and six months ended June 30, 2024 and 2023.

WEAT
Three months ended June 30, 2024	$20,784
Three months ended June 30, 2023	$22,713
Six months ended June 30, 2024	$36,364
Six months ended June 30, 2023	$44,458

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2021 to 2023, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2024 and for the years ended December 31, 2023, 2022 and 2021. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three and six months ended June 30, 2024 and 2023.

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

	June 30, 2024	December 31, 2023
Money Market Funds	$64,912,559	$80,816,091
Demand Deposit Savings Accounts	10,506,682	10,232,690
Commercial Paper	52,263,888	77,683,305
Total cash and cash equivalents as presented on the Statements of Assets and Liabilities	$127,683,129	$168,732,086

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

	Three months ended June 30, 2024	Three months ended June 30, 2023	Six months ended June 30, 2024	Six months ended June 30, 2023
Recognized Related Party Transactions	$448,612	$366,875	$790,921	$695,062
Waived Related Party Transactions	$-	$-	$-	$-

The Sponsor has the ability to elect to pay certain expenses on behalf of the Funds or waive the management fee. This election is subject to change by the Sponsor, at its discretion. Expenses paid by the Sponsor and Management fees waived by the Sponsor are, if applicable, presented as waived expenses in the statements of operations for each Fund. There were no expenses waived for the three and six months ended June 30, 2024 and 2023.

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

On June 30, 2024 and December 31, 2023, in the opinion of the Trust and the Fund, the reported value of the Wheat Futures Contracts traded on the CBOT fairly reflected the value of the Wheat Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

For the three and six months ended June 30, 2024 and year ended December 31, 2023, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of June 30, 2024 and December 31, 2023:

June 30, 2024

				Balance as of
Assets:	Level 1	Level 2	Level 3	June 30, 2024
Cash Equivalents	$117,176,447	$-	$-	$117,176,447

				Balance as of
Liabilities	Level 1	Level 2	Level 3	June 30, 2024
Commodity Futures Contracts
Wheat futures contracts	$14,988,167	$-	$-	$14,988,167

December 31, 2023

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2023
Cash Equivalents	$158,499,396	$-	$-	$158,499,396
Commodity Futures Contracts
Wheat futures contracts	2,237,493	-	-	2,237,493
Total	$160,736,889	$-	$-	$160,736,889

				Balance as of
Liabilities	Level 1	Level 2	Level 3	December 31, 2023
Commodity Futures Contracts
Wheat futures contracts	$4,575,666	$-	$-	$4,575,666

For the three and six months ended June 30, 2024 and year ended December 31, 2023, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the three and six months ended June 30, 2024 and for the year ended December 31, 2023, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk, and held by the FCMs, Marex and StoneX as of June 30, 2024 and December 31, 2023.

*The amount of collateral presented in Collateral, Due from Broker, is limited to the liability for the futures contracts and accordingly does not include the excess collateral pledged.

Offsetting of Financial Liabilities and Derivative Liabilities as of June 30, 2024

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity Price
Wheat futures contracts	$14,988,167	$-	$14,988,167	$-	$14,988,167	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2023

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Wheat futures contracts	$2,237,493	$-	$2,237,493	$2,237,493	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2023

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity Price
Wheat futures contracts	$4,575,666	$-	$4,575,666	$2,237,493	$2,338,173	$-

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Three months ended June 30, 2024

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Wheat futures contracts	$1,928,371	$(3,691,531)

Three months ended June 30, 2023

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Wheat futures contracts	$(17,129,061)	$1,960,839

Six months ended June 30, 2024

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Wheat futures contracts	$(8,108,934)	$(12,649,994)

Six months ended June 30, 2023

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Wheat futures contracts	$(40,487,794)	$(131,723)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $150.2 million and $156.3 million respectively for the three and six months ended June 30, 2024 and $159.5 million and $172.7 million respectively for the three and six months ended June 30, 2023.

Note 6 – Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the three and six months ended June 30, 2024 and 2023. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Per Share Operation Performance
Net asset value at beginning of period	$5.39	$7.06	$5.98	$7.99
Income (loss) from investment operations:
Interest income	0.07	0.08	0.15	0.15
Net realized and unrealized loss on commodity futures contracts	(0.12)	(0.64)	(0.75)	(1.59)
Total expenses, net	(0.05)	(0.04)	(0.09)	(0.09)
Net decrease in net asset value	(0.10)	(0.60)	(0.69)	(1.53)
Net asset value at end of period	$5.29	$6.46	$5.29	$6.46
Total Return	-1.74%	-8.51%	-11.50%	-19.08%
Ratios to Average Net Assets (Annualized)
Total expenses	3.29%	2.76%	3.03%	2.66%
Total expenses, net	3.29%	2.76%	3.03%	2.66%
Net investment income	2.00%	2.14%	2.23%	1.93%

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

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended June 30, 2024 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Cash equivalents	$9,812	$11,208
Interest receivable	40	55
Other assets	3,595	-
Equity in trading accounts:
Investments in securities, at fair value (cost $15,681,167 and $19,469,359 as of June 30, 2024 and December 31, 2023, respectively)	13,563,029	18,401,900
Total assets	13,576,476	18,413,163

Liabilities
Other liabilities	1,737	4,037

Net assets	$13,574,739	$18,409,126

Shares outstanding	512,502	625,002

Shares authorized	*	*

Net asset value per share	$26.49	$29.45

Market value per share	$26.52	$29.41

* On April 7, 2022, the Teucrium Agricultural Fund registered an indeterminate number of shares of the Fund pursuant to Rule 456(d) under the Securities Act of 1933.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

SCHEDULE OF INVESTMENTS

June 30, 2024

(Unaudited)

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Exchange-traded funds
Teucrium Corn Fund			$3,328,699	24.52%	181,915
Teucrium Soybean Fund			3,414,436	25.15	144,326
Teucrium Sugar Fund			3,430,441	25.27	281,583
Teucrium Wheat Fund			3,389,453	24.97	640,462
Total exchange-traded funds		$15,681,167	$13,563,029	99.91%

Cash equivalents
Money market funds
U.S. Bank Deposit Account	5.240%	$9,812	$9,812	0.07%	9,812

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

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Income
Realized and unrealized gain (loss) on trading of securities:
Realized (loss) gain on securities	$(383,943)	$216,493	$(614,573)	$156,399
Net change in unrealized depreciation on securities	(565,125)	(578,456)	(1,050,679)	(1,017,582)
Interest income	117	160	253	272
Total loss	(948,951)	(361,803)	(1,664,999)	(860,911)

Expenses
Professional fees	26,102	76,537	47,465	152,049
Distribution and marketing fees	39,045	63,325	75,223	102,534
Custodian fees and expenses	3,451	8,329	7,066	15,399
Business permits and licenses fees	1,847	2,122	11,672	10,435
General and administrative expenses	5,107	9,438	7,345	12,876
Other expenses	22	-	88	-
Total expenses	75,574	159,751	148,859	293,293

Expenses waived by the Sponsor	(72,381)	(152,755)	(141,919)	(278,249)

Total expenses, net	3,193	6,996	6,940	15,044

Net loss	$(952,144)	$(368,799)	$(1,671,939)	$(875,955)

Net decrease in net asset value per share	$(1.86)	$(0.72)	$(2.96)	$(1.02)
Net loss per weighted average share	$(1.86)	$(0.37)	$(3.03)	$(0.80)
Weighted average shares outstanding	512,502	1,006,870	551,513	1,091,508

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2024	June 30, 2023
Operations
Net loss	$(1,671,939)	$(875,955)
Capital transactions
Redemption of Shares	(3,162,448)	(14,812,574)
Total capital transactions	(3,162,448)	(14,812,574)
Net change in net assets	(4,834,387)	(15,688,529)

Net assets, beginning of period	$18,409,126	$39,575,245

Net assets, end of period	$13,574,739	$23,886,716

Net asset value per share at beginning of period	$29.45	$31.35

Net asset value per share at end of period	$26.49	$30.33

Creation of Shares	-	-
Redemption of Shares	112,500	475,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2024	June 30, 2023
Cash flows from operating activities:
Net loss	$(1,671,939)	$(875,955)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net change in unrealized depreciation on securities	1,050,679	1,017,582
Changes in operating assets and liabilities:
Net sale of investments in securities	3,788,192	14,685,763
Interest receivable	15	(27)
Other assets	(3,595)	(6,160)
Other liabilities	(2,300)	(137)
Net cash provided by operating activities	3,161,052	14,821,066

Cash flows from financing activities:
Redemption of Shares	(3,162,448)	(14,812,574)
Net cash used in financing activities	(3,162,448)	(14,812,574)

Net change in cash equivalents	(1,396)	8,492
Cash equivalents, beginning of period	11,208	4,716
Cash equivalents, end of period	$9,812	$13,208

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

June 30, 2024

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024.

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

Marex Capital Markets, Inc. (“Marex”) and StoneX Financial Inc. (“StoneX”) serve as the Underlying Funds’ clearing brokers to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. Marex and StoneX are each registered as futures commission merchants (“FCM”) with the U.S. CFTC and are members of the NFA. The FCMs are registered as broker-dealers with the SEC and are each a member of FINRA. Marex and StoneX are each clearing members of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar, and Wheat Futures Contracts Marex is paid $3.00 per round turn exclusive of pass-through fees for the exchange and the NFA. StoneX is paid $2.50 per round turn exclusive of pass-through fees for the exchange and the NFA. Additionally, if the monthly commissions paid by each Fund does not equal or exceed 16.5% return on the StoneX Capital Requirement at 9.6% of the Exchange Maintenance Margin, each Fund will pay a true up to meet that return at the end of each month. These expenses are recognized on a per-trade basis. The half-turn is recognized as an unrealized loss on the statements of operations for contracts that have been purchased since the change in recognition, and a full turn is recognized as a realized loss on the statements of operations when a contract is sold. A summary of these expenses can be found under the heading, Brokerage Commissions.

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

	Three months ended June 30, 2024	Three months ended June 30, 2023	Six months ended June 30, 2024	Six months ended June 30, 2023
Amount Recognized for Custody Services	$3,451	$8,329	$7,066	$15,399
Amount of Custody Services Waived	$3,451	$8,329	$7,066	$15,399

Amount Recognized for Distribution Services	$1,396	$2,390	$2,923	$4,652
Amount of Distribution Services Waived	$1,396	$2,390	$2,923	$4,652

Amount Recognized for Wilmington Trust	$-	$-	$-	$-
Amount of Wilmington Trust Waived	$-	$-	$-	$-

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2021 to December 31, 2023, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. This policy has been applied to all existing tax positions upon the Fund’s initial adoption. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2024 and for the years ended December 31, 2023, 2022 and 2021. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three and six months ended June 30, 2024 and 2023.

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

Cash Equivalents

Cash equivalents are highly liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short term maturities. The Fund has these balances of its assets on deposit with banks. Assets deposited with a financial institution may, at times, exceed federally insured limits. TAGS had a balance of $9,812 and $11,208 in money market funds at June 30, 2024 and December 31, 2023, respectively; these balances are included in cash equivalents on the statements of assets and liabilities.

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

	Three months ended June 30, 2024	Three months ended June 30, 2023	Six months ended June 30, 2024	Six months ended June 30, 2023
Recognized Related Party Transactions	$30,321	$44,857	$55,906	$79,330
Waived Related Party Transactions	$3,320	$44,857	$28,905	$68,722

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

TAGS
Three months ended June 30, 2024	$72,381
Three months ended June 30, 2023	$152,755
Six months ended June 30, 2024	$141,919
Six months ended June 30, 2023	$278,249

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

On June 30, 2024 and December 31, 2023, the reported value at the close of the market for each commodity futures contract of the Underlying Funds fairly reflected the value of the futures and no alternative valuations were required.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of June 30, 2024 and December 31, 2023:

June 30, 2024

				Balance as of
Assets:	Level 1	Level 2	Level 3	June 30, 2024
Exchange Traded Funds	$13,563,029	$-	$-	$13,563,029
Cash Equivalents	9,812	-	-	9,812
Total	$13,572,841	$-	$-	$13,572,841

December 31, 2023

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2023
Exchange Traded Funds	$18,401,900	$-	$-	$18,401,900
Cash Equivalents	11,208	-	-	11,208
Total	$18,413,108	$-	$-	$18,413,108

For the three and six months ended June 30, 2024 and year ended December 31, 2023, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the three and six months ended June 30, 2024 and 2023. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Per Share Operation Performance
Net asset value at beginning of period	$28.35	$31.05	$29.45	$31.35
Income (loss) from investment operations:
Net realized and unrealized loss on investment transactions	(1.85)	(0.71)	(2.95)	(1.00)
Total expenses, net	(0.01)	(0.01)	(0.01)	(0.02)
Net decrease in net asset value	(1.86)	(0.72)	(2.96)	(1.02)
Net asset value at end of period	$26.49	$30.33	$26.49	$30.33
Total Return	-6.55%	-2.30%	-10.07%	-3.24%
Ratios to Average Net Assets (Annualized)
Total expenses	2.13%	2.06%	1.93%	1.75%
Total expenses, net	0.09%	0.09%	0.09%	0.09%
Net investment loss	-0.09%	-0.09%	-0.09%	-0.09%

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

Note 7 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended June 30, 2024 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund.

HASHDEX BITCOIN FUTURES ETF

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Cash and cash equivalents	$-	$1,867,663
Interest receivable	-	10,297
Equity in trading accounts:
Cryptocurrency futures contracts	-	129,519
Due from broker	-	582,908
Total equity in trading accounts	-	712,427
Total assets	-	2,590,387

Liabilities	-
Management fee payable to Sponsor	-	2,053
Equity in trading accounts:	-
Cryptocurrency futures contracts	-	51,376
Total liabilities	-	53,429

Net assets	$-	$2,536,958

Shares outstanding	-	50,000

Shares authorized	*	*

Net asset value per share	$-	$50.74

Market value per share	$-	$50.73

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

June 30, 2024

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

HASHDEX BITCOIN FUTURES ETF

SCHEDULE OF INVESTMENTS

December 31, 2023

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
U.S. Bank Deposit Account	5.270%	$1,867,663	$1,867,663	73.62%	1,867,663

	Number of		Percentage of	Notional Amount
	Contracts	Fair Value	Net Assets	(Long Exposure)
Cryptocurrency futures contracts
United States CME Bitcoin futures contracts
CME Bitcoin futures JAN24	6	$129,519	5.11%	$1,274,550

	Number of		Percentage of	Notional Amount
Description: Liabilities	Contracts	Fair Value	Net Assets	(Long Exposure)

Cryptocurrency futures contracts
United States CME Bitcoin futures contracts
CME Bitcoin futures FEB24	6	51,376	2.03	1,288,500

HASHDEX BITCOIN FUTURES ETF

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024*	June 30, 2023
Income
Realized and unrealized gain (loss) on trading of cryptocurrency futures contracts:
Realized gain (loss) on cryptocurrency futures contracts	$-	$71,236	$(78,143)	$700,787
Net change in unrealized appreciation on cryptocurrency futures contracts	-	(30,948)	114,383	97,520
Interest income	-	21,449	1,073	34,897
Total income	-	61,737	37,313	833,204

Expenses
Management fees	-	4,892	200	8,287
Professional fees	-	50,284	48,489	109,104
Distribution and marketing fees	-	3,379	826	4,741
Custodian fees and expenses	-	858	1,919	1,117
Business permits and licenses fees	-	6,032	11,075	16,161
General and administrative expenses	-	496	-	496
Total expenses	-	65,941	62,509	139,906

Expenses waived by the Sponsor	-	(61,049)	(62,309)	(131,619)

Total expenses, net	-	4,892	200	8,287

Net income	$-	$56,845	$37,113	$824,917

Net increase in net asset value per share	$-	$2.02	$0.74	$17.38
Net income per weighted average share	$-	$0.97	$0.74	$15.20
Weighted average shares outstanding	-	58,466	50,000	54,258

*On January 3, 2024, the scheduled merger of the Hashdex Bitcoin Futures ETF (the "Acquired Fund"), a series of the Teucrium Commodity Trust into the Hashdex Bitcoin Futures  ETF (the "Acquiring Fund") a series of Tidal Commodities Trust I, became effective, and therefore, the operations presented here reflect the Acquired Fund's operations from January 1, 2024 to January 3, 2024 only.

The accompanying notes are an integral part of these financial statements.

HASHDEX BITCOIN FUTURES ETF

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)*

	Six months ended	Six months ended
	June 30, 2024	June 30, 2023
Operations
Net income	$37,113	$824,917
Capital transactions
Distribution of Net Assets to Acquiring Fund	$(2,574,071)
Issuance of Shares	$-	367,689
Redemption of Shares	$-	(323,940)
Total capital transactions	$(2,574,071)	43,749
Net change in net assets	$(2,536,958)	868,666

Net assets, beginning of period	$2,536,958	$1,070,263

Net assets, end of period	$-	$1,938,929

Net asset value per share at beginning of period	$50.74	$21.40

Net asset value per share at end of period	$-	$38.78

Creation of Shares	-	10,000
Redemption of Shares	-	10,000

* The Hashdex Bitcoin Futures ETF was merged into the Tidal Commodities Trust I as described in Note 1 to these financials.

The accompanying notes are an integral part of these financial statements.

HASHDEX BITCOIN FUTURES ETF

STATEMENTS OF CASH FLOWS*

(Unaudited)

	Six months ended	Six months ended
	June 30, 2024	June 30, 2023
Cash flows from operating activities:
Net income	$37,113	$824,917
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net change in unrealized appreciation on cryptocurrency futures contracts	(114,383)	(97,520)
Changes in operating assets and liabilities:
Due from broker	582,908	(55,754)
Interest receivable	10,297	(3,861)
Management fee payable to Sponsor	(2,053)	657
Net cash provided by operating activities	513,882	668,439

Cash flows from financing activities:
Distribution to Acquiring Fund upon consummation of merger and liquidation agreement - see Note 1 to the financial statements	(2,381,545)	-
Proceeds from sale of Shares	-	367,689
Redemption of Shares	-	(323,940)
Net cash (used in) provided by financing activities	(2,381,545)	43,749

Net change in cash and cash equivalents	(1,867,663)	712,188
Cash and cash equivalents beginning of period	1,867,663	701,969
Cash and cash equivalents end of period	$-	$1,414,157

* The Hashdex Bitcoin Futures ETF was transferred into the Tidal Commodities Trust I as described in Note 1 to these financials.

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

June 30, 2024

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three and six months ended  June 30, 2024 are not necessarily indicative of the results to be expected from the full year ended  December 31, 2024.

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

StoneX Financial Inc. (“StoneX”) and Phillip Capital Inc. (“Phillip Capital”) serve as the Fund’s clearing brokers to execute futures contracts and provide other brokerage-related services. StoneX and Phillip Capital are each registered as futures commission merchants (“FCM”) with the U.S. CFTC and are members of the NFA. The FCMs are registered as broker-dealers with the SEC and are each a member of FINRA. StoneX and Phillip Capital are each clearing members of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. StoneX is paid 10.00 - $25.00 per half-turn exclusive of pass through fees for the exchange, and the NFA. Additionally, if the monthly commissions paid by each Fund does not equal or exceed 16.5% return on the StoneX Capital Requirement at 9.6% of the Exchange Maintenance Margin, each Fund will pay a true up to meet that return at the end of each month. Phillip Capital is paid $35.00 - $45.00 per half-turn exclusive of pass through fees for the exchange, the NFA, execution fees and platform and exchange data fees.  A summary of these expenses is included below.

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

	Three months ended June 30, 2024	Three months ended June 30, 2023	Six months ended June 30, 2024	Six months ended June 30, 2023
Amount Recognized for Custody Services	$-	$858	$1,919	$1,117
Amount of Custody Services Waived	$-	$858	$1,919	$1,117

Amount Recognized for Distribution Services	$-	$224	$-	$284
Amount of Distribution Services Waived	$-	$224	$-	$284

Amount Recognized for Wilmington Trust	$-	$-	$-	$-
Amount of Wilmington Trust Waived	$-	$-	$-	$-

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

Brokerage Commissions

The Sponsor recognizes the expense for brokerage commissions for futures contract trades on a per-trade basis. The below table shows the amounts included on the statements of operations as total brokerage commissions paid inclusive of unrealized loss for the three and six months ended  June 30, 2024 and 2023.

DEFI
Three months ended June 30, 2024	$-
Three months ended June 30, 2023	$769
Six months ended June 30, 2024	$192
Six months ended June 30, 2023	$1,377

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For the tax year  December 31, 2023, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. This policy has been applied to all existing tax positions upon the Fund’s initial adoption. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2024 and for the year ended December 31, 2023. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of a  June 30, 2024.

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

Cash Equivalents

Cash equivalents are highly liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short-term maturities. The Fund has these balances of its assets on deposit with banks. Assets deposited with a financial institution may, at times, exceed federally insured limits. DEFI had a balance of $1,867,663 in money market funds at December 31, 2023; this balances is included in cash equivalents on the statements of assets and liabilities.

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

DEFI
Three months ended June 30, 2024	$-
Three months ended June 30, 2023	$61,049
Six months ended June 30, 2024	$62,309
Six months ended June 30, 2023	$131,619

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

On June 30, 2024 and December 31, 2023, the reported value at the close of the market for each cryptocurrency contract fairly reflected the value of the futures and no alternative valuations were required.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of December 31, 2023. The Fund did not have any assets or liabilities as of June 30, 2024.

December 31, 2023

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2023
Cash Equivalents	$1,867,663	$-	$-	$1,867,663
Bitcoin futures contracts	129,519	-	-	129,519
Total	$1,997,182	$-	$-	$1,997,182

				Balance as of
Liabilities	Level 1	Level 2	Level 3	December 31, 2023
Bitcoin futures contracts	$51,376	$-	$-	$51,376

For the three and six months ended June 30, 2024 and year ended December 31, 2023, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the year ended  December 31, 2023, the Fund invested only in cryptocurrency futures contracts. The Fund did not have any derivative assets or derivative liabilities as of June 30, 2024.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk, and held by the FCMs, StoneX as of December 31, 2023. The Fund did not have any derivative assets or derivative liabilities as of June 30, 2024.

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

Six months ended June 30, 2024

	Realized Loss on Cryptocurrency Futures Contracts	Net Change in Unrealized Appreciation on Cryptocurrency Futures Contracts
Cryptocurrency Price
Bitcoin futures Contracts	$(78,143)	$114,383

Six months ended June 30, 2023

	Realized Loss on Cryptocurrency Futures Contracts	Net Change in Unrealized Depreciation on Cryptocurrency Futures Contracts
Cryptocurrency Price
Bitcoin futures Contracts	$700,787	$97,520

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $2.1 million and $1.9 million respectively for the three and six months ended  June 30, 2023.

Note 6 – Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the three months ended  June 30, 2024 and June 30, 2023. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Per Share Operation Performance
Net asset value at beginning of period	$-	$36.76	$50.74	$21.40
Income (loss) from investment operations:
Interest income	-	0.37	0.02	0.64
Net assets transferred to Acquired Fund	-	-	(51.48)	-
Net realized and unrealized gain on cryptocurrency futures contracts	-	1.73	0.72	16.89
Total expenses, net	-	(0.08)	(0.00)	(0.15)
Net increase/(decrease) in net asset value	-	2.02	(50.74)	17.38
Net asset value at end of period	$-	$38.78	$(0.00)	$38.78
Total Return	0.00%	5.46%	-100.00%	81.16%
Ratios to Average Net Assets (Annualized)
Total expenses	0.00%	12.67%	286.27%	15.87%
Total expenses, net	0.00%	0.94%	0.92%	0.94%
Net investment income	0.00%	3.18%	4.00%	3.02%

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

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended June 30, 2024 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund.

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

Overview/Introduction

Teucrium Commodity Trust (“Trust”), a Delaware statutory trust organized on September 11, 2009, is a series trust consisting of five series: Teucrium Corn Fund (“CORN”), Teucrium Sugar Fund (“CANE”), Teucrium Soybean Fund (“SOYB”), Teucrium Wheat Fund (“WEAT”), and Teucrium Agricultural Fund (collectively, “the Agricultural Funds”). All of the series of the Trust are collectively referred to as the “Funds” and singularly as the “Fund.” Each Fund is a commodity pool that is a series of the Trust. The Funds issue common units, called the “Shares,” representing fractional undivided beneficial interests in a Fund. Effective as of April 26, 2019, the Trust and the Funds operate pursuant to the Trust’s Fifth Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”).

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

The types of events discussed above, including the contagion of the COVID-19 virus and other infectious viruses or diseases, as well as any attendant climate of uncertainty and panic, may adversely affect global, regional, and local economies and reduce the availability of potential investment opportunities, and increases the difficulty of performing due diligence and modeling market conditions, potentially reducing the accuracy of financial projections. Under these circumstances, the Funds may have difficulty achieving their investment objectives which may adversely impact performance. Further, such events can be highly disruptive to economies and markets, significantly disrupt the operations of individual companies (including, but not limited to, the Funds’ Sponsor and third-party service providers), sectors, industries, markets, securities and commodity exchanges, currencies, interest and inflation rates, credit ratings, investor sentiment, and other factors affecting the value of the Funds’ investments. These factors could cause substantial market volatility, exchange trading suspensions and closures that could impact the ability of the Funds to complete redemptions and otherwise affect Fund performance and Fund trading in the secondary market. A widespread crisis may also affect the global economy in ways that cannot necessarily be foreseen at the current time. How long such events will last and whether they will continue or recur cannot be predicted. Impacts from these events could have significant impact on a Fund’s performance, resulting in losses to your investment. The global economic shocks being experienced as of the date hereof may cause the underlying assumptions and expectations of the Funds to become outdated quickly or inaccurate, resulting in significant losses.

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

Each Benchmark is rebalanced periodically to ensure that each of the Benchmark Component Futures Contracts is weighted in the same proportion as in the investment objective for each Fund. The following tables reflect the June 30, 2024, Benchmark Component Futures Contracts weights for each of the Funds, the contract held is identified by the generally accepted nomenclature of contract month and year, which may differ from the month in which the contract expires:

CORN Benchmark Component Futures Contracts	Notional Value	Weight (%)
CBOT Corn Futures (1,070 contracts, SEP24)	$21,801,250	35%
CBOT Corn Futures (894 contracts, DEC24)	18,807,525	30
CBOT Corn Futures (989 contracts, DEC25)	22,524,475	35

Total at June 30, 2024	$63,133,250	100%

SOYB Benchmark Component Futures Contracts	Notional Value	Weight (%)

CBOT Soybean Futures (176 contracts, NOV24)	$9,715,200	35%
CBOT Soybean Futures (149 contracts, JAN25)	8,329,100	30
CBOT Soybean Futures (177 contracts, NOV25)	9,748,275	35

Total at June 30, 2024	$27,792,575	100%

CANE Benchmark Component Futures Contracts	Notional Value	Weight (%)

ICE Sugar Futures (209 contracts, MAR25)	$4,819,707	35%
ICE Sugar Futures (187 contracts, MAY25)	4,115,496	30
ICE Sugar Futures (228 contracts, MAR26)	4,775,232	35

Total at June 30, 2024	$13,710,435	100%

WEAT Benchmark Component Futures Contracts	Notional Value	Weight (%)

CBOT Wheat Futures (1,665 contracts, SEP24)	$47,743,875	35%
CBOT Wheat Futures (1,370 contracts, DEC24)	40,894,500	30
CBOT Wheat Futures (1,473 contracts, DEC25)	47,762,025	35

Total at June 30, 2024	$136,400,400	100%

TAGS Benchmark Component Futures Contracts	Fair Value	Weight (%)
Shares of Teucrium Corn Fund (181,915 shares)	$3,328,699	25%
Shares of Teucrium Soybean Fund (144,326 shares)	3,414,436	25
Shares of Teucrium Wheat Fund (640,462 shares)	3,389,453	25
Shares of Teucrium Sugar Fund (281,583 shares)	3,430,441	25

Total at June 30, 2024	$13,563,029	100%

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

The Funds seek to earn interest and other income (“interest income”) from cash equivalents that it purchases and, on the cash it holds through the Custodian or other financial institutions. The Sponsor anticipates that the interest income will increase the NAV of each Fund. The Funds apply the interest income to the acquisition of additional investments or use it to pay its expenses. If the Fund reinvests the earned interest income, it makes investments that are consistent with its investment objectives as disclosed. Any cash equivalent invested by a Fund will have original maturity dates of three and nine months or less at inception. Any cash equivalent invested by a Fund will be deemed by the Sponsor to be of investment grade quality. As of June 30, 2024, available cash balances in each of the Funds were invested in the U.S. Bank Demand Deposit Account, Goldman Sachs Financial Square Government Fund, and in commercial paper with maturities of ninety days or less. Additionally, the CORN, SOYB, CANE, and WEAT may invest a portion of the amount of funds required to be deposited with the FCM as initial margin in U.S. Treasury obligations with time to maturity of 90 days or less. The obligations are purchased and held in the respective Fund accounts through the FCM.

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

A settlement agreement (“Agreement”), by and among Teucrium Trading, Salvatore Gilbertie, Carl Miller III, Cory Mullen-Rusin, Steve Kahler, and Dale and Barbara Riker, was entered into as of April 26, 2024 and became effective on May 10, 2024.  The Agreement resolves all of the claims raised in the actions captioned Dale Riker v. Sal Gilbertie et al., C.A. 656794/2020 (N.Y. Supreme Court), Sal Gilbertie, et. al. v. Dale Riker, et al., C.A. 2020-1018-LWW (Del. Ch.) and Dale Riker, et al. v. Teucrium Trading, LLC, C.A. 2022-1030-LWW (Del. Ch.).

On May 10, 2024, Van Eck Associates Corporation replaced Dale Riker as a Class A member of the Sponsor.

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

Performance Summary

This report covers the periods from January 1 to June 30, 2024 for CORN, SOYB, CANE, WEAT, and TAGS. Total expenses are presented both gross and net of any expenses waived or paid by the Sponsor that would have been incurred by the Funds (“expenses waived by the Sponsor”).

CORN Per Share Operation Performance
Net asset value at beginning of period	$21.61
Income from investment operations:
Investment income	0.54
Net realized and unrealized loss on commodity futures contracts	(3.57)
Total expenses	(0.28)
Net decrease in net asset value	(3.31)
Net asset value end of period	$18.30
Total Return	-15.34%
Ratios to Average Net Assets (Annualized)
Total expenses	2.80%
Total expenses, net	2.80%
Net investment income	2.53%

SOYB Per Share Operation Performance
Net asset value at beginning of period	$27.03
Income from investment operations:
Investment income	0.67
Net realized and unrealized loss on commodity futures contracts	(3.66)
Total expenses, net	(0.38)
Net decrease in net asset value	(3.37)
Net asset value at end of period	$23.66
Total Return	-12.47%
Ratios to Average Net Assets (Annualized)
Total expenses	3.01%
Total expenses, net	3.01%
Net investment income	2.33%

CANE Per Share Operation Performance
Net asset value at beginning of period	$12.44
Income (loss) from investment operations:
Investment income	0.33
Net realized and unrealized loss on commodity futures contracts	(0.32)
Total expenses, net	(0.27)
Net decrease in net asset value	(0.26)
Net asset value at end of period	$12.18
Total Return	-2.03%
Ratios to Average Net Assets (Annualized)
Total expenses	4.24%
Total expenses, net	4.24%
Net investment income	1.03%

WEAT Per Share Operation Performance
Net asset value at beginning of period	$5.98
Income (loss) from investment operations:
Investment income	0.15
Net realized and unrealized loss on commodity futures contracts	(0.75)
Total expenses, net	(0.09)
Net decrease in net asset value	(0.69)
Net asset value at end of period	$5.29
Total Return	(11.50)%
Ratios to Average Net Assets (Annualized)
Total expenses	3.03%
Total expenses, net	3.03%
Net investment income	2.23%

TAGS Per Share Operation Performance
Net asset value at beginning of period	$29.45
Income from investment operations:
Net realized and unrealized loss on investment transactions	(2.95)
Total expenses	(0.01)
Net decrease in net asset value	(2.96)
Net asset value at end of period	$26.49
Total Return	(10.07)%
Ratios to Average Net Assets (Annualized)
Total expenses	1.93%
Total expenses, net	0.09%
Net investment loss	(0.09)%

Past performance of a Fund is not necessarily indicative of future performance.

Results of Operations

The following includes a section for each Fund of the Trust.

The discussion below addresses the material changes in the results of operations for the three and six months ended June 30, 2024 compared to the same period in 2023. The following includes a section for each Fund of the Trust for the periods in which each Fund was in operation. CORN, SOYB, WEAT, CANE and TAGS each operated for the entirety of all periods. As discussed elsewhere in the report, DEFI was merged into an unaffiliated fund on January 3, 2024 and was liquidated.

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

On June 30, 2024, the Corn Fund held a total of 2,953 CBOT Corn Futures contracts with a notional value of $63,133,250. The contracts had a liability fair value of $8,745,343. The weighting of the notional value of the contracts is as follows: (1) 35% to the SEP24 contracts, the second to expire CBOT Corn Futures Contract, (2) 30% to DEC24 CBOT contracts, the third to expire CBOT Corn Futures Contract, and (3) 35% to DEC25 CBOT contracts, the CBOT Corn Futures Contract expiring in the December following the expiration month of the third to expire contract.

	Quarter Ending	Quarter Ending	Quarter Ending
	June 30, 2024	June 30, 2023	March 31, 2023
Total Net Assets	$63,128,450	$92,776,876	$69,744,097
Shares Outstanding	3,450,004	4,175,004	3,450,004
Net Asset Value per share	$18.30	$22.22	$20.22
Closing Price	$18.31	$22.19	$20.18

Total net assets for the Fund decreased year over year by 32%, driven by a combination of a decrease in total shares outstanding of 725,000 shares or 17% and a decrease in the NAV per share of ($3.92) or 18%. The net assets for the Fund decreased by 9% when comparing June 30, 2024, to March 31, 2024. The change in total net assets year over year, in the opinion of management, was generally due to a combination of a depreciation of commodity prices and investor out-flows which was driven by excess supply estimates, and mandates for plant-based renewable fuels contributing to weakness.

For the Three Months Ended June 30, 2024, compared to the Three Months Ended June 30, 2023

	Three Months Ended	Three Months Ended
	June 30, 2024	June 30, 2023
Average daily total net assets	$70,580,748	$102,508,567
Net realized and unrealized (loss) gain on futures contracts	$(7,167,221)	$(13,939,373)
Interest income earned on cash equivalents	$937,064	$1,268,364
Annualized interest yield based on average daily total net assets	1.33%	1.24%
Net Loss	$(6,736,292)	$(13,364,689)
Weighted average share outstanding	3,523,630	4,252,751
Management Fees	$175,488	$255,570
Total gross fees and other expenses excluding management fees	$330,647	$438,110
Brokerage Commissions	$12,206	$13,898
Total gross expense ratio	2.88%	2.71%
Total expense ratio net of expenses waived by the Sponsor	2.88%	2.71%
Net investment gain	2.46%	2.25%
Creation of Shares	575,000	175,000
Redemption of Shares	575,000	575,000

For the Six Months Ended June 30, 2024, compared to the Six Months Ended June 30, 2023

	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023
Average daily total net assets	$71,135,015	$117,857,437
Net realized and unrealized (loss) gain on futures contracts	$(12,727,726)	$(23,507,668)
Interest income earned on cash equivalents	$1,885,282	$2,722,600
Annualized interest yield based on average daily total net assets	2.65%	2.31%
Net (Loss) Income	$(11,833,852)	$(22,178,442)
Weighted average share outstanding	3,538,878	4,696,413
Management Fees	$353,731	$584,444
Total gross fees and other expenses excluding management fees	$637,677	$808,930
Brokerage Commissions	$21,912	$31,168
Expenses waived by the Sponsor	$-	$-
Total gross expense ratio	2.80%	2.38%
Total expense ratio net of expenses waived by the Sponsor	2.80%	2.38%
Net investment gain (loss)	2.53%	2.27%
Creation of Shares	700,000	250,000
Redemption of Shares	1,000,000	1,750,000

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

The decrease in interest and other income year over year was due to lower average net assets. As a result, the amount of interest income earned was lower in the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023. The Fund seeks to earn interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper. These interest rate levels may be lower or higher than the projected interest rates stated in the prospectuses and thus will impact your breakeven point.

The increase/decrease in management fee paid to the Sponsor is a result of higher/lower average net assets. As a result of the decline in the amount of assets of the Fund, the amount of management fees was lower in the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

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

The decrease in total gross fees and other expenses excluding management fees for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 was generally due to the allocation of expenses and total net assets relative to the other Funds. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to June 30, 2024 and serves to illustrate the relative changes of these components.

CORN AUM Analysis
CORN Shares Outstanding
CORN AUM
CORN NAV Per Share
Shares Outstanding (Thousands)
AUM (Million $) & NAV ($ per share)
14000
12000
10000
8000
6000
4000
2000
0
350
300
250
200
150
100
50
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
6/30/2024

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

On June 30, 2024, the Fund held a total of 502 CBOT soybean futures contracts with a notional value of $27,792,575. The contracts had a liability fair value of $2,423,849. The weighting of the notional value of the contracts is as follows: (1) 35% to NOV24 CBOT contracts, (2) 30% to JAN25 CBOT contracts, and (3) 35% to NOV25 CBOT contracts.

	Quarter Ending	Quarter Ending	Quarter Ending
	June 30, 2024	June 30, 2023	March 31, 2023
Total Net Assets	$27,798,068	$36,894,584	$33,966,763
Shares Outstanding	1,175,004	1,350,004	1,350,004
Net Asset Value per share	$23.66	$27.33	$25.16
Closing Price	$23.65	$27.32	$25.21

Total net assets for the Fund decreased year over year by 25%, driven by a combination of a decrease in total shares outstanding of 175,000 shares or 13% and by a decrease in the NAV per share of ($3.67) or 13%. The net assets for the Fund decreased by 18% when comparing June 30, 2024, to March 31, 2024. The change in total net assets year over year, in the opinion of management, was generally due to a combination of a depreciation of commodity prices and investor out-flows which was driven by excess supply estimates, and mandates for plant-based renewable fuels contributing to weakness.

For the Three Months Ended June 30, 2024, compared to the Three Months Ended June 30, 2023

	Three Months Ended	Three Months Ended
	June 30, 2024	June 30, 2023
Average daily total net assets	$32,250,016	$34,780,879
Net realized and unrealized loss on futures contracts	$(1,990,200)	$203,645
Interest income earned on cash and cash equivalents	$424,864	$433,162
Annualized interest yield based on average daily total net assets	1.32%	1.25%
Net Loss	$(1,787,968)	$320,311
Weighted average share outstanding	1,292,037	1,328,026
Management Fees	$80,184	$86,715
Total gross fees and other expenses excluding management fees	$142,448	$229,781
Brokerage Commissions	$2,186	$2,439
Total gross expense ratio	2.78%	3.65%
Total expense ratio net of expenses waived by the Sponsor	2.78%	3.65%
Net investment gain	2.52%	1.35%
Creation of Shares	150,000	125,000
Redemption of Shares	325,000	175,000

For the Six Months Ended June 30, 2024, compared to the Six Months Ended June 30, 2023

	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023
Average daily total net assets	$30,347,076	$40,614,722
Net realized and unrealized (loss) gain on futures contracts	$(4,026,369)	$(2,428,453)
Interest income earned on cash and cash equivalents	$805,275	$944,785
Annualized interest yield based on average daily total net assets	2.65%	2.33%
Net (Loss) Income	$(3,675,445)	$(2,050,066)
Weighted average share outstanding	1,210,718	1,497,380
Management Fees	$150,906	$201,405
Total gross fees and other expenses excluding management fees	$303,445	$364,993
Brokerage Commissions	$6,344	$8,779
Expenses waived by the Sponsor	$-	$-
Total gross expense ratio	3.01%	2.81%
Total expense ratio net of expenses waived by the Sponsor	3.01%	2.81%
Net investment gain (loss)	2.33%	1.88%
Creation of Shares	475,000	250,000
Redemption of Shares	375,000	950,000

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

The decrease in interest and other income year over year was due to lower average net assets. As a result, the amount of interest income earned as a percentage of average daily total net assets was lower in the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023. The Fund seeks to earn interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper. These interest rate levels may be lower or higher than the projected interest rates stated in the prospectuses and thus will impact your breakeven point.

The increase/decrease in management fee paid to the Sponsor is a result of lower/higher average net assets. As a result of the decline in the amount of assets of the Fund, the amount of management fees was lower in the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

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

The decrease in total gross fees and other expenses excluding management fees for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 was generally due to the average net assets relative to the other Funds. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to June 30, 2024 and serves to illustrate the relative changes of these components.

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
6/30/2024

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

On June 30, 2024, the Fund held a total of 624 ICE sugar futures contracts with a notional value of $13,710,435. The contracts had an asset fair value of $24,592 and a liability fair value of $590,927. The weighting of the notional value of the contracts is as follows: (1) 35% to the MAR25 ICE No 11 contracts, (2) 30% to the MAY25 ICE No 11 contracts, and (3) 35% to the MAR26 ICE No 11 contracts.

	Quarter Ending	Quarter Ending	Quarter Ending
	June 30, 2024	June 30, 2023	March 31, 2024
Total Net Assets	$13,705,549	$23,179,570	$16,529,172
Shares Outstanding	1,125,004	1,825,004	1,225,004
Net Asset Value per share	$12.18	$12.70	$13.49
Closing Price	$12.20	$12.76	$13.49

Total net assets for the Fund decreased year over year by 41%, driven by a combination of a decrease in total shares outstanding of 700,000 or 38% and a decrease in the NAV per share of ($0.52) or 4%. The net assets for the Fund decreased by 17% when comparing June 30, 2024, to March 31, 2024. This change was, in the opinion of management, due to the stabilization of prices worldwide, strong demand and with modestly higher production which accelerated investor interest.

For the Three Months Ended June 30, 2024, compared to the Three Months Ended June 30, 2023

	Three Months Ended	Three Months Ended
	June 30, 2024	June 30, 2023
Average daily total net assets	$13,085,897	$34,612,940
Net realized and unrealized gain on futures contracts	$(1,421,920)	$4,266,669
Interest income earned on cash and cash equivalents	$171,316	$431,237
Annualized interest yield based on average daily total net assets	1.31%	1.25%
Net Income	$(1,397,171)	$4,441,988
Weighted average share outstanding	1,098,081	2,612,367
Management Fees	$32,536	$86,295
Total gross fees and other expenses excluding management fees	$114,031	$169,623
Brokerage Commissions	$3,609	$9,899
Total gross expense ratio	4.50%	2.97%
Total expense ratio net of expenses waived by the Sponsor	4.50%	2.97%
Net investment gain	0.76%	2.03%
Creation of Shares	50,000	675,000
Redemption of Shares	150,000	1,300,000

For the Six Months Ended June 30, 2024, compared to the Six Months Ended June 30, 2023

	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023
Average daily total net assets	$15,101,546	$29,771,335
Net realized and unrealized gain (loss) on futures contracts	$(30,637)	$8,745,934
Interest income earned on cash and cash equivalents	$395,941	$702,686
Annualized interest yield based on average daily total net assets	2.62%	2.36%
Net Income (Loss)	$46,720	$9,022,479
Weighted average share outstanding	1,192,861	2,530,114
Management Fees	$75,095	$147,633
Total gross fees and other expenses excluding management fees	$243,489	$278,508
Brokerage Commissions	$5,617	$15,954
Expenses waived by the Sponsor	$-	$-
Total gross expense ratio	4.24%	2.89%
Total expense ratio net of expenses waived by the Sponsor	4.24%	2.89%
Net investment gain (loss)	1.03%	1.87%
Creation of Shares	50,000	1,200,000
Redemption of Shares	350,000	1,925,000

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

The decrease in interest and other income year over year was due to lower average net assets. As a result, the amount of interest income earned as a percentage of average daily total net assets was lower in the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023. The Fund seeks to earn interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper. These interest rate levels may be lower or higher than the projected interest rates stated in the prospectuses and thus will impact your breakeven point.

The increase/decrease in management fee paid to the Sponsor is a result of lower/higher average net assets. As a result of the decline in the amount of assets of the Fund, the amount of management fees was lower in the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

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

The increase in total gross fees and other expenses excluding management fees for the three and six months ended June 30, 2024, respectively, compared to the three and six months ended June 30, 2023 was generally due to the average net assets relative to the other Funds. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to June 30, 2024 and serves to illustrate the relative changes of these components.

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
6/30/2024

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

On June 30, 2024, the Fund held a total of 4,508 CBOT wheat futures contracts with a notional value of $136,400,400. The contracts had an asset fair value of $14,988,167. The weighting of the notional value contracts is as follows: (1) 35% to SEP24 CBOT contracts, (2) 30% to DEC24 CBOT contracts, and (3) 35% to DEC25 CBOT contracts.

	Quarter Ending	Quarter Ending	Quarter Ending
	June 30, 2024	June 30, 2023	March 31, 2023
Total Net Assets	$136,406,086	$164,450,547	$157,537,309
Shares Outstanding	25,775,004	25,450,004	29,250,004
Net Asset Value per share	$5.29	$6.46	$5.39
Closing Price	$5.31	$6.44	$5.41

Total net assets for the Fund decreased year over year by 17%, driven by a decrease in the NAV per share of ($1.17) or 18%. The net assets for the Fund decreased by 13% when comparing June 30, 2024 to March 31, 2024. The change in total net assets year over year, in the opinion of management, was generally due to a combination of the depreciation of commodity prices and investor out-flows which may be attributed to ample wheat stocks from Russia and record exports flowing from the Black Sea continue to weigh on global wheat prices.

For the Three Months Ended June 30, 2024, compared to the Three Months Ended June 30, 2023

	Three Months Ended	Three Months Ended
	June 30, 2024	June 30, 2023
Average daily total net assets	$151,483,919	$167,174,113
Net realized and unrealized (loss) gain on futures contracts	$(1,763,160)	$(15,168,222)
Interest income earned on cash and cash equivalents	$1,991,291	$2,042,449
Annualized interest yield based on average daily total net assets	1.31%	1.22%
Net Loss	$(1,009,568)	$(14,275,719)
Weighted average share outstanding	26,291,488	25,394,509
Management Fees	$376,641	$416,792
Total gross fees and other expenses excluding management fees	$861,058	$733,154
Brokerage Commissions	$20,784	$22,713
Total gross expense ratio	3.29%	2.66%
Total expense ratio net of expenses waived by the Sponsor	3.29%	2.66%
Net investment gain	2.00%	1.93%
Creation of Shares	1,050,000	3,150,000
Redemption of Shares	4,525,000	2,225,000

For the Six Months Ended June 30, 2024, compared to the Six Months Ended June 30, 2023

	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023
Average daily total net assets	$158,232,566	$181,090,168
Net realized and unrealized loss on futures contracts	$(20,758,928)	$(40,619,517)
Interest income earned on cash and cash equivalents	$4,141,215	$4,122,595
Annualized interest yield based on average daily total net assets	2.62%	2.28%
Net Loss	$(19,004,422)	$(38,887,140)
Weighted average share outstanding	28,141,075	25,827,490
Management Fees	$786,840	$898,010
Total gross fees and other expenses excluding management fees	$1,599,869	$1,492,208
Brokerage Commissions	$36,364	$44,458
Expenses waived by the Sponsor	$-	$-
Total gross expense ratio	3.03%	2.66%
Total expense ratio net of expenses waived by the Sponsor	3.03%	2.66%
Net investment gain (loss)	2.23%	1.93%
Creation of Shares	1,525,000	3,975,000
Redemption of Shares	6,550,000	7,200,000

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

The increase/decrease in interest and other income year over year was due to an increase/decrease in average net assets. As a result, the amount of interest income earned as a percentage of average daily total net assets was lower and slightly higher in the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023. The Fund seeks to earn interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper. These interest rate levels may be lower or higher than the projected interest rates stated in the prospectuses and thus will impact your breakeven point.

The decrease in management fee paid to the Sponsor is a result of lower average net assets. As a result of the decline in the amount of assets of the Fund, the amount of management fees was lower in the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

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

The increase/decrease in total gross fees and other expenses excluding management fees for the three and six months ended June 30, 2024, respectively, compared to the three and six months ended June 30, 2023 was generally due to a decrease/increase in average net assets relative to the other Funds. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to June 30, 2024 and serves to illustrate the relative changes of these components.

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

On June 30, 2024, the Fund held: 1) 181,915 shares of CORN with a fair value of $3,328,699; 2) 640,462 shares of WEAT with a fair value of $3,389,453; 3) 144,326 shares of SOYB with a fair value of $3,414436; and 4) 281,583 shares of CANE with a fair value of $3,430,411. The weighting on June 30, 2024 was 25% to CORN, 25% to WEAT, 25% to SOYB and 25% to CANE.

	Quarter Ending	Quarter Ending	Quarter Ending
	June 30, 2024	June 30, 2023	March 31, 2023
Total Net Assets	$13,574,739	$23,886,716	$14,526,883
Shares Outstanding	512,502	787,502	512,502
Net Asset Value per share	$26.49	$30.33	$28.35
Closing Price	$26.52	$30.30	$28.36

Total net assets for the Fund decreased year over year by 43%, driven by a decrease in shares outstanding of 275,000 shares or 35%. The net assets for the Fund decreased by 7% when comparing June 30, 2024 to March 31, 2024. The change in total net assets year over year, in the opinion of management, was generally due to a combination of depreciation of commodity prices and investor out-flows which was driven by the ample supply estimates and stabilization of prices worldwide.

For the Three Months Ended June 30, 2024, compared to the Three Months Ended June 30, 2023

	Three Months Ended	Three Months Ended
	June 30, 2024	June 30, 2023
Average daily total net assets	$14,272,177	$31,177,655
Net realized and unrealized gain on securities	$(949,068)	$(361,963)
Interest income earned on cash equivalents	$117	$160
Annualized interest yield based on average daily total net assets	0.00%	0.00%
Net Loss	$(952,144)	$(368,799)
Weighted average share outstanding	512,502	1,006,870
Total gross fees and other expenses	$75,574	$159,751
Expenses waived by the Sponsor	$(72,381)	$(152,755)
Total gross expense ratio	2.13%	2.06%
Total expense ratio net of expenses waived by the Sponsor	0.09%	0.09%
Net investment loss	(0.09)%	(0.09)%
Creation of Shares	-	-
Redemption of Shares	-	475,000

For the Six Months Ended June 30, 2024, compared to the Six Months Ended June 30, 2023

	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023
Average daily total net assets	$15,507,515	$33,708,035
Net realized and unrealized gain on securities	$(1,665,252)	$(861,183)
Interest income earned on cash equivalents	$253	$272
Annualized interest yield based on average daily total net assets	0.00%	0.00%
Net (Loss) Income	$(1,671,939)	$(875,955)
Weighted average share outstanding	551,513	1,091,508
Total gross fees and other expenses	$148,859	$293,293
Expenses waived by the Sponsor	$(141,919)	$(278,249)
Total gross expense ratio	1.93%	1.75%
Total expense ratio net of expenses waived by the Sponsor	0.09%	0.09%
Net investment loss	(0.09)%	(0.09)%
Creation of Shares	-	-
Redemption of Shares	112,500	475,000

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

The decrease in total gross fees and other expenses for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 was generally due to the decrease in average net assets and the net assets relative to the other Funds. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to June 30, 2024 and serves to illustrate the relative changes of these components.

Market Outlook

The Corn Market

Corn is currently the most widely produced livestock feed grain in the United States. The two largest demands of the United States’ corn crop are used in livestock feed and ethanol production. Corn is also processed into food and industrial products, including starch, sweeteners, corn oil, beverages, and industrial alcohol. The United States Department of Agriculture (“USDA”) publishes weekly, monthly, quarterly, and annual updates for U.S. domestic and worldwide corn production and consumption, and for other grains such as soybeans and wheat which can be used in some cases as a substitute for corn. These reports are available on the USDA’s website, www.usda.gov, at no charge. The outlook provided below is from the July 2024 USDA report.

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

The United States is the world’s leading producer and exporter of corn. For the Crop Year 2024-25, the United States Department of Agriculture (“USDA”) estimates that the U.S. will produce approximately 31% of all the corn globally, of which about 15% will be exported. For 2024-2025, based on the July 2024, USDA reports, global consumption of 1,222 Million Metric Tons (MMT) is expected to be slightly lower than global production of 1,225 MMT. If the global demand for corn is not equal to global supply, this may have an impact on the price of corn. Besides the United States, other principal world corn exporters include Argentina, Brazil, Russia, South Africa, and Ukraine. Major import nations include Mexico, Japan, the European Union (EU), South Korea, Egypt, and parts of Southeast Asia. China’s production at 292 MMT is approximately 7% less than its domestic usage.

According to the USDA, global corn consumption has increased just over 626% from crop years 1960/1961 to 2024/2025 as demonstrated by the graph below and is projected to continue to grow in coming years. Consumption growth is the result of a combination of many factors including: 1) global population growth, which, according to the U.S. Census Department, is estimated to reach 9.7 billion by 2050; 2) a growing global middle class which is increasing the demand for protein and meat-based products globally and most significantly in developing countries; and 3) increased use of biofuels, including ethanol in the United States.

Global corn consumption may fluctuate year over year due to any number of reasons which may include, but is not limited to, economic conditions, global health concerns, international trade policy. Corn is a staple commodity used pervasively across the globe so that any contractions in consumption may only be temporary as has historically been the case.

While global consumption of corn has increased over the 1960/1961-2024/2025 period, so has production, driven by increases in acres planted and yield per acre. However, according to the USDA and United Nations, future growth in planted acres and yield may be inhibited by lower productive land, and lack of infrastructure and transportation. In addition, agricultural crops such as corn are highly weather dependent for yield and therefore susceptible to changing weather patterns. In addition, given the current production/consumption patterns, nearly 100% of all corn produced globally is consumed which leaves minimal excess inventory if production issues arise.

The price per bushel of corn in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to May 2024.

On July 12, 2024, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2024-25. The exhibit below provides a summary of historical and current information for United States corn production.

U.S. Corn Supply/Demand Balance
Marketing Year September - August
Million Bushels
											July 12 Est.	23-24 to	July 12 Est.	24-25 to
											USDA	22-23	USDA	23-24
Crop Year	13-14	14-15	15-16	16-17	17-18	18-19	19-20	20-21	21-22	22-23	23-24	% Change	24-25	% Change
Planted Acres	95.4	90.6	88.0	94.0	90.2	88.9	89.7	90.7	92.9	88.2	94.6	7%	91.5	-3%
Harvested Acres	87.5	83.1	80.8	86.7	82.7	81.3	81.3	82.3	85.0	78.7	86.5	10%	83.4	-4%
Difference	7.9	7.5	7.2	7.3	7.5	7.6	8.4	8.4	7.9	9.5	8.1	-15%	8.1	0%
Yield	158.1	171.0	168.4	174.6	176.6	176.4	167.5	171.4	176.7	173.4	177.3	2%	181.0	2%

Beginning Stocks	821	1,232	1,731	1,737	2,293	2,140	2,221	1,919	1,235	1,377	1,360	-1%	1,877	38%
Production	13,829	14,216	13,602	15,148	14,609	14,340	13,620	14,111	15,018	13,651	15,342	12%	15,100	-2%
Imports	36	32	68	57	36	28	42	24	24	39	30	-23%	25	-17%
Total Supply	14,686	15,479	15,401	16,942	16,939	16,509	15,883	16,055	16,277	15,066	16,732	11%	17,002	2%

Feed	5,040	5,280	5,114	5,470	5,304	5,429	5,900	5,607	5,671	5,486	5,775	5%	5,825	1%
Food/Seed/Industrial	6,493	6,601	6,648	6,885	7,057	6,793	6,286	6,467	6,757	6,558	6,855	5%	6,855	0%
Ethanol for Fuel(incld above)	5,124	5,200	5,224	5,432	5,605	5,378	4,857	5,028	5,320	5,176	5,450	5%	5,450	0%
Exports	1,920	1,867	1,901	2,294	2,438	2,066	1,777	2,747	2,472	1,662	2,225	34%	2,225	0%
Total Usage	13,454	13,748	13,664	14,650	14,798	14,288	13,963	14,821	14,900	13,706	14,855	8%	14,905	0%

Ending Stocks (Inventory)	1,232	1,731	1,737	2,293	2,140	2,221	1,919	1,235	1,377	1,360	1,877	38%	2,097	12%

Stocks/Use Ratio	9%	13%	13%	16%	14%	16%	14%	8%	9%	10%	13%	27%	14%	11%
farm Price ($/bushel)	$ 4.46	$ 3.70	$ 3.61	$ 3.36	$3.36	$3.61	$3.56	$4.53	$6.00	$6.54	$4.65		$4.30

Calculations:
Demand per day (incld expt)¹	36.9	37.7	37.4	40.1	40.5	39.1	38.3	40.6	40.8	37.6	40.7	8%	40.8	0%
Carry-out days supply	33.4	46.0	46.4	57.1	52.8	56.7	50.2	30.4	33.7	36.2	46.1	27%	51.4	11%
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

The Soybean Market

Global soybean production is concentrated in the U.S., Brazil, Argentina, and China. The United States Department of Agriculture (“USDA”) has estimated that, for the Crop Year 2024-25, the United States will produce approximately 121 MMT of soybeans or approximately 29% of estimated world production, with Brazil production at 169 MMT. Argentina is projected to produce about 51 MMT. For 2024-25, based on the July 2024 USDA report, global consumption of 402 MMT is estimated slightly lower than global production of 422 MMT. If the global demand for soybeans is not equal to global supply, this may have an impact on the price of soybeans. Global soybean consumption may fluctuate year over year due to any number of reasons which may include, but is not limited to, economic conditions, global health concerns, and international trade policy. Soybeans are a staple commodity used pervasively across the globe so that any contractions in consumption may only be temporary as has historically been the case. The USDA publishes weekly, monthly, quarterly, and annual updates for U.S. domestic and worldwide soybean production and consumption. These reports are available on the USDA’s website, www.usda.gov, at no charge. The outlook provided below is from the July 2024 USDA report.

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

The price per bushel of soybeans in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to May 2024.

USDA Historical Price of Soybeans/Bushel by Month
United States
Jan 2007 - May 2024
$18.00
$16.00
$14.00
$12.00
$10.00
$8.00
$6.00
$4.00
Jan-07
Jan-08
Jan-09
Jan-10
Jan-11
Jan-12
Jan-13
Jan-14
Jan-15
Jan-16
Jan-17
Jan-18
Jan-19
Jan-20
Jan-21
Jan-22
Jan-23
Jan-24
Jan-25

On July 12, 2024, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2024-25. The exhibit below provides a summary of historical and current information for United States soybean production.

U.S. Soybean Supply/Demand Balance
Marketing Year September - August
Million Bushels
											July 12 Est.	23-24 to	July 12 Est.	24-25 to
											USDA	22-23	USDA	23-24
Crop Year	13-14	14-15	15-16	16-17	17-18	18-19	19-20	20-21	21-22	22-23	23-24	% Change	24-25	% Change
Planted Acres	76.8	83.3	82.7	83.5	90.2	89.2	76.1	83.4	87.2	87.5	83.6	-4%	86.1	3%
Harvested Acres	76.3	82.6	81.7	82.7	89.5	87.6	74.9	82.6	86.3	86.2	82.4	-4%	85.3	4%
Difference	0.5	0.7	1.0	0.8	0.7	1.6	1.2	0.8	0.9	1.3	1.2	-8%	0.8	-33%
Yield	44.0	47.5	48.0	51.9	49.3	50.6	47.4	51.0	51.7	49.6	50.6	2%	52.0	3%

Beginning Stocks	141	92	191	197	302	438	909	525	257	274	264	-4%	345	31%
Production	3,358	3,927	3,926	4,296	4,412	4,428	3,552	4,216	4,464	4,270	4,165	-2%	4,435	6%
Imports	72	33	24	22	22	14	15	20	16	25	20	-20%	15	-25%
Total Supply	3,570	4,052	4,140	4,516	4,735	4,880	4,476	4,761	4,737	4,569	4,449	-3%	4,795	8%

Crushings	1,734	1,873	1,886	1,901	2,055	2,092	2,165	2,141	2,204	2,212	2,290	4%	2,425	6%
Seed, Feed and Residual	107	146	115	147	109	127	108	97	107	114	114	0%	110	-4%
Exports	1,638	1,842	1,942	2,166	2,134	1,752	1,679	2,266	2,152	1,980	1,700	-14%	1,825	7%
Total Usage	3,478	3,862	3,944	4,214	4,297	3,971	3,952	4,504	4,463	4,305	4,103	-5%	4,360	6%

Ending Stocks (Inventory)	92	191	197	302	438	909	525	257	274	264	345	31%	435	26%

Stocks/Use Ratio	2.6%	4.9%	5.0%	7.2%	10.2%	22.9%	13.3%	5.7%	6.1%	6.1%	8%	37%	10.0%	19%
farm Price ($/bushel)	$ 13.00	$ 10.10	$ 8.95	$ 9.47	$9.33	$8.48	$8.57	$10.80	$13.30	$14.20	$12.50		$11.10

Calculations:
Demand per day (incld expt)¹	9.5	10.6	10.8	11.5	11.8	10.9	10.8	12.3	12.2	11.8	11.2	-5%	11.9	6%
Carry-out days supply	9.7	18.1	18.2	26.2	37.2	83.6	48.5	20.8	22.4	22.4	30.7	37%	36.4	19%
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

The United States Department of Agriculture (“USDA”) publishes two major reports annually on U.S. domestic and worldwide sugar production and consumption. These are usually released in November and May. In addition, the USDA publishes periodic, but not as comprehensive, reports on sugar monthly. These reports are available on the USDA’s website, www.usda.gov, at no charge. The USDA’s May 2024 report for the 2024-25 Marketing year estimated global production of 186 MMT with lower production in Brazil expected to more than offset higher production in Thailand, India, China, and Mexico. Consumption is expected to rise to a new record with growth in markets such as India and Pakistan. Stocks are forecast lower as reduced stocks in Thailand are projected to more than offset a rise in stocks in India. Sugar is a staple commodity used pervasively across the globe so that any contractions in consumption may only be temporary as has historically been the case.

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

The Wheat Market

Wheat is used to produce flour, the key ingredient for breads, pasta, crackers, and many other food products, as well as several industrial products such as starches and adhesives. Wheat by-products are used in livestock feeds. Wheat is the principal food grain produced in the United States, and the United States’ output of wheat is typically exceeded only by that of China, the European Union, Russia, and India. The United States Department of Agriculture (“USDA”) estimates that for 2024-25, the principal global producers of wheat will be the EU, Russia, Ukraine, China, India, the United States, Australia, and Canada. The U.S. generates approximately 7% of global production, with approximately 41% of that being exported. For 2024-25, based on the July 2024 USDA report, global consumption of 800 MMT is estimated to be slightly higher than production of 796 MMT. If the global demand of wheat is not equal to global supply, this may have an impact on the price of wheat. Global wheat consumption may fluctuate year over year due to any number of reasons which may include, but is not limited to, economic conditions, global health concerns, international trade policy. Wheat is a staple commodity used pervasively across the globe so that any contractions in consumption may only be temporary as has historically been the case. The USDA publishes weekly, monthly, quarterly, and annual updates for U.S. domestic and worldwide wheat production and consumption. These reports are available on the USDA’s website, www.usda.gov, at no charge. The outlook provided herein is from the July 2024 USDA report.

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

The price per bushel of wheat in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to May 2024.

USDA Historical Price of Wheat/Bushel by Month
United States
Jan 2007 - May 2024
$12.00
$11.00
$10.00
$9.00
$8.00
$7.00
$6.00
$5.00
$4.00
$3.00
$2.00
Jan-07
Jan-08
Jan-09
Jan-10
Jan-11
Jan-12
Jan-13
Jan-14
Jan-15
Jan-16
Jan-17
Jan-18
Jan-19
Jan-20
Jan-21
Jan-22
Jan-23
Jan-24
Jan-25

On July 12, 2024, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2024-25. The exhibit below provides a summary of historical and current information for United States wheat production.

U.S. Wheat Supply/Demand Balance
Marketing Year June - May
Million Bushels
											July 12 Est.	23-24 to	July 12 Est.	24-25 to
											USDA	22-23	USDA	23-24
Crop Year	13-14	14-15	15-16	16-17	17-18	18-19	19-20	20-21	21-22	22-23	23-24	% Change	24-25	% Change
Planted Acres	56.2	56.8	55.0	50.1	46.1	47.8	45.5	44.5	46.7	45.8	49.6	8%	47.2	-5%
Harvested Acres	45.3	46.4	47.3	43.8	37.6	39.6	37.4	36.8	37.1	35.5	37.3	5%	38.8	4%
Difference	10.9	10.4	7.7	6.3	8.5	8.2	8.1	7.7	9.6	10.3	12.3	19%	8.4	-32%
Yield	47.1	43.7	43.6	52.7	46.4	47.6	51.7	49.7	44.3	46.5	48.6	5%	51.8	7%

Beginning Stocks	718	590	752	976	1,181	1,099	1,080	1,028	845	674	570	-15%	702	23%
Production	2,135	2,026	2,062	2,309	1,741	1,885	1,932	1,828	1,646	1,650	1,812	10%	2,008	11%
Imports	173	151	113	118	158	135	104	100	96	122	138	13%	105	-24%
Total Supply	3,026	2,768	2,927	3,402	3,080	3,119	3,116	2,956	2,588	2,446	2,520	3%	2,815	12%

Food	955	958	957	949	964	954	962	961	971	972	960	-1%	962	0%
Seed	77	79	67	61	63	59	62	64	58	68	64	-6%	62	-3%
Feed and residual	228	114	149	160	47	88	95	93	88	74	87	18%	110	26%
Exports	1,176	864	778	1,051	906	937	969	994	796	762	707	-7%	825	17%
Total Usage	2,436	2,015	1,951	2,222	1,981	2,039	2,087	2,111	1,913	1,876	1,818	-3%	1,959	8%

Ending Stocks (Inventory)	590	752	976	1,181	1,099	1,080	1,028	845	674	570	702	23%	856	22%

Stocks/Use Ratio	24.2%	37.3%	50.0%	53.2%	55.5%	53.0%	49.3%	40.0%	35.2%	30.4%	38.6%	27%	43.7%	13%
farm Price ($/bushel)	$ 6.87	$ 5.99	$ 4.89	$ 3.89	$4.72	$5.16	$4.58	$5.05	$7.63	$8.83	$6.96		$5.70

Calculations:
Demand per day (incld expt)¹	6.7	5.5	5.3	6.1	5.4	5.6	5.7	5.8	5.2	5.1	5.0	-3%	5.4	8%
Carry-out days supply	88.4	136.2	182.6	194.0	202.5	193.3	179.8	146.1	128.6	110.9	140.9	27%	159.5	13%
¹ in millions of bushels per day

Calculating the Net Asset Value

The NAV of each Fund is calculated by:

•	taking the current market value of its total assets, and
•	subtracting any liabilities.

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

Marex and StoneX serve as  the Fund’s clearing brokers to execute futures contracts and provide other brokerage-related services.

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

Off Balance Sheet Financing

As of June 30, 2024, neither the Trust nor any of the Funds has any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Funds. While the exposure of each Fund under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial positions of each Fund.

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

During the period from January 1, 2024 through June 30, 2024 the average daily change in the NAV of each Fund was within plus/minus 10 percent of the average daily change in the Benchmark of each Fund, as stated in the applicable prospectus for each Fund.

Frequency Distribution of Premiums and Discounts: NAV versus the 4pm Bid/Ask Midpoint on the NYSE Arca.

CORN	Q3 2023	Q4 2023	Q1 2024	Q2 2024	Total
Days at premium	28	26	20	32	106
Days at NAV	6	5	7	4	22
Days at discount	29	32	34	27	122

The performance data above for the Teucrium Corn Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

SOYB	Q3 2023	Q4 2023	Q1 2024	Q2 2024	Total
Days at premium	27	40	46	28	141
Days at NAV	5	5	2	3	15
Days at discount	31	18	13	32	94

The performance data above for the Teucrium Soybean Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

CANE	Q3 2023	Q4 2023	Q1 2024	Q2 2024	Total
Days at premium	30	31	28	30	119
Days at NAV	10	10	6	12	38
Days at discount	23	22	27	21	93

The performance data above for the Teucrium Sugar Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

WEAT	Q3 2023	Q4 2023	Q1 2024	Q2 2024	Total
Days at premium	23	26	16	21	86
Days at NAV	21	20	24	22	87
Days at discount	19	17	21	20	77

The performance data above for the Teucrium Wheat Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

TAGS	Q3 2023	Q4 2023	Q1 2024	Q2 2024	Total
Days at premium	14	16	10	27	67
Days at NAV	5	13	5	10	33
Days at discount	44	34	46	26	150

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

The tables below present a quantitative analysis of hypothetical impact of price decreases and increases in each of the commodity or cryptocurrency futures contracts held by each of the Funds, or the Underlying Funds in the case of TAGS, on the actual holdings and NAV per share as of June 30, 2024. For purposes of this analysis, all futures contracts held by the Funds and the Underlying Funds are assumed to change by the same percentage. In addition, the cash held by the Funds and any management fees paid to the Sponsor are assumed to remain constant and not impact the NAV per share. There may be very slight and immaterial differences, due to rounding, in the tables presented below.

CORN:

	June 30, 2024 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of June 30, 2024	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Corn Futures SEP24	1,070	$4.0750	$21,801,250	$19,621,125	$18,531,063	$17,441,000	$23,981,375	$25,071,438	$26,161,500
CBOT Corn Futures DEC24	894	$4.2075	$18,807,525	$16,926,773	$15,986,396	$15,046,020	$20,688,278	$21,628,654	$22,569,030
CBOT Corn Futures DEC25	989	$4.5550	$22,524,475	$20,272,028	$19,145,804	$18,019,580	$24,776,923	$25,903,146	$27,029,370
Total CBOT Corn Futures			$63,133,250	$56,819,926	$53,663,263	$50,506,600	$69,446,576	$72,603,238	$75,759,900

Shares outstanding			3,450,004	3,450,004	3,450,004	3,450,004	3,450,004	3,450,004	3,450,004

Net Asset Value per Share attributable directly to CBOT Corn Futures			$18.30	$16.47	$15.55	$14.64	$20.13	$21.04	$21.96
Total Net Asset Value per Share as reported			$18.30
Change in the Net Asset Value per Share				$(1.83)	$(2.74)	$(3.66)	$1.83	$2.74	$3.66

Percent Change in the Net Asset Value per Share				-10.00%	-15.00%	-20.00%	10.00%	15.00%	20.00%

SOYB:

	June 30, 2024 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of June 30, 2024	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Soybean Futures NOV24	176	$11.0400	$9,715,200	$8,743,680	$8,257,920	$7,772,160	$10,686,720	$11,172,480	$11,658,240
CBOT Soybean Futures JAN25	149	$11.1800	$8,329,100	$7,496,190	$7,079,735	$6,663,280	$9,162,010	$9,578,465	$9,994,920
CBOT Soybean Futures NOV25	177	$11.0150	$9,748,275	$8,773,448	$8,286,034	$7,798,620	$10,723,103	$11,210,516	$11,697,930
Total CBOT Soybean Futures			$27,792,575	$25,013,318	$23,623,689	$22,234,060	$30,571,833	$31,961,461	$33,351,090

Shares outstanding			1,175,004	1,175,004	1,175,004	1,175,004	1,175,004	1,175,004	1,175,004

Net Asset Value per Share attributable directly to CBOT Soybean Futures			$23.65	$21.29	$20.11	$18.92	$26.02	$27.20	$28.38
Total Net Asset Value per Share as reported			$23.66
Change in the Net Asset Value per Share				$(2.37)	$(3.55)	$(4.73)	$2.37	$3.55	$4.73

Percent Change in the Net Asset Value per Share				-10.00%	-15.00%	-20.00%	10.00%	15.00%	20.00%

CANE:

	June 30, 2024 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of June 30, 2024	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
ICE #11 Sugar Futures MAR25	209	$0.2059	$4,819,707	$4,337,736	$4,096,751	$3,855,766	$5,301,678	$5,542,663	$5,783,648
ICE #11 Sugar Futures MAY25	187	$0.1965	$4,115,496	$3,703,946	$3,498,172	$3,292,397	$4,527,046	$4,732,820	$4,938,595
ICE #11 Sugar Futures MAR26	228	$0.1870	$4,775,232	$4,297,709	$4,058,947	$3,820,186	$5,252,755	$5,491,517	$5,730,278
Total ICE #11 Sugar Futures			$13,710,435	$12,339,391	$11,653,870	$10,968,349	$15,081,479	$15,767,000	$16,452,521

Shares outstanding			1,125,004	1,125,004	1,125,004	1,125,004	1,125,004	1,125,004	1,125,004

Net Asset Value per Share attributable directly to ICE #11 Sugar Futures			$12.19	$10.97	$10.36	$9.75	$13.41	$14.02	$14.62
Total Net Asset Value per Share as reported			$12.18
Change in the Net Asset Value per Share				$(1.22)	$(1.83)	$(2.44)	$1.22	$1.83	$2.44

Percent Change in the Net Asset Value per Share				-10.00%	-15.01%	-20.01%	10.00%	15.01%	20.01%

WEAT:

	June 30, 2024 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of June 30, 2024	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Wheat Futures SEP24	1,665	$5.7350	$47,743,875	$42,969,488	$40,582,294	$38,195,100	$52,518,263	$54,905,456	$57,292,650
CBOT Wheat Futures DEC24	1,370	$5.9700	$40,894,500	$36,805,050	$34,760,325	$32,715,600	$44,983,950	$47,028,675	$49,073,400
CBOT Wheat Futures DEC25	1,473	$6.4850	$47,762,025	$42,985,823	$40,597,721	$38,209,620	$52,538,228	$54,926,329	$57,314,430
Total CBOT Wheat Futures			$136,400,400	$122,760,361	$115,940,340	$109,120,320	$150,040,441	$156,860,460	$163,680,480

Shares outstanding			25,775,004	25,775,004	25,775,004	25,775,004	25,775,004	25,775,004	25,775,004

Net Asset Value per Share attributable directly to CBOT Wheat Futures			$5.29	$4.76	$4.50	$4.23	$5.82	$6.09	$6.35
Total Net Asset Value per Share as reported			$5.29
Change in the Net Asset Value per Share				$(0.53)	$(0.79)	$(1.06)	$0.53	$0.79	$1.06

Percent Change in the Net Asset Value per Share				-10.00%	-15.00%	-20.00%	10.00%	15.00%	20.00%

TAGS:

	June 30, 2024 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of June 30, 2024	Number of Shares Held	Closing NAV	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value
Teucrium Corn Fund	181,915	$18.2981	$3,328,699	$2,995,829	$2,829,394	$2,662,959	$3,661,569	$3,828,004	$3,994,439
Teucrium Soybean Fund	144,326	$23.6578	$3,414,436	$3,072,992	$2,902,270	$2,731,549	$3,755,879	$3,926,601	$4,097,323
Teucrium Wheat Fund	640,462	$5.2922	$3,389,453	$3,050,508	$2,881,035	$2,711,562	$3,728,398	$3,897,871	$4,067,344
Teucrium Sugar Fund	281,583	$12.1827	$3,430,441	$3,087,397	$2,915,875	$2,744,353	$3,773,485	$3,945,007	$4,116,529
Total value of shares of the Underlying Funds			$13,563,029	$12,206,726	$11,528,574	$10,850,423	$14,919,331	$15,597,483	$16,275,635

Shares outstanding			512,502	512,502	512,502	512,502	512,502	512,502	512,502

Net Asset Value per Share attributable directly to shares of the Underlying Funds			$26.46	$23.82	$22.49	$21.17	$29.11	$30.43	$31.76
Total Net Asset Value per Share as reported			$26.49
Change in the Net Asset Value per Share				$(2.65)	$(3.97)	$(5.29)	$2.65	$3.97	$5.29

Percent Change in the Net Asset Value per Share				-9.99%	-14.99%	-19.98%	9.99%	14.99%	19.98%

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Litigation and Claims

A settlement agreement (“Agreement”), by and among Teucrium Trading, Salvatore Gilbertie, Carl Miller III, Cory Mullen-Rusin, Steve Kahler, and Dale and Barbara Riker, was entered into as of April 26, 2024 and became effective on May 10, 2024.  The Agreement resolves all of the claims raised in the actions captioned Dale Riker v. Sal Gilbertie et al., C.A. 656794/2020 (N.Y. Supreme Court), Sal Gilbertie, et. al. v. Dale Riker, et al., C.A. 2020-1018-LWW (Del. Ch.) and Dale Riker, et al. v. Teucrium Trading, LLC, C.A. 2022-1030-LWW (Del. Ch.).

On May 10, 2024, Van Eck Associates Corporation replaced Dale Riker as a Class A member of the Sponsor.

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

From June 9, 2010 (the commencement of operations) through June 30, 2024, 47,300,000 Shares of the Fund were sold at an aggregate offering price of $1,058,313,318 The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund from June 9, 2010 (the commencement of operations) through June 30, 2024 in an amount equal to $1,248,634, resulting in net offering proceeds of $1,057,064,684. The offering proceeds were invested in corn futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Teucrium Soybean Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-167590	10,000,000	June 13, 2011
2	333-196210	-	June 30, 2014
3	333-217247	-	May 1, 2017
4	333-223940	5,000,000	April 30, 2018
5	333-241569	15,000,000	August 24, 2020
6	333-263448	Indeterminate Number of Shares	April 7, 2022

From September 19, 2011 (the commencement of the offering) through June 30, 2024, 17,250,000 Shares of the Fund were sold at an aggregate offering price of $321,908,850. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through June 30, 2024 in an amount equal to $273,572, resulting in net offering proceeds of $321,635,278. The offering proceeds were invested in soybean futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Teucrium Sugar Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-167585	10,000,000	June 13, 2011
2	333-196211	-	June 30, 2014
3	333-217248	-	May 1, 2017
4	333-223941	5,000,000	April 30, 2018
5	333-248545	15,000,000	October 2, 2020
6	333-263438	Indeterminate Number of Shares	April 7, 2022

From September 19, 2011 (the commencement of the offering) through June 30, 2024, 13,350,000 Shares of the Fund were sold at an aggregate offering price of $127,222,455. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through June 30, 2024 in an amount equal to $117,428, resulting in net offering proceeds of $127,105,027. The offering proceeds were invested in sugar futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Teucrium Wheat Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-167591	10,000,000	June 13, 2011
2	333-196209	-	June 30, 2014
3	333-212481	25,050,000	July 15, 2016
4	333-230623	30,000,000	April 29, 2019
5	333-263293	Indeterminate Number of Shares	March 9, 2022

From September 19, 2011 (the commencement of the offering) through June 30, 2024, 132,275,000 Shares of the Fund were sold at an aggregate offering price of $1,237,833,401. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through June 30, 2024 in an amount equal to $624,800, resulting in net offering proceeds of $1,237,208,601. The offering proceeds were invested in wheat futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Teucrium Agricultural Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-173691	5,000,000	February 10, 2012
2	333-201953	-	April 30, 2015
3	333-223943	-	April 30, 2018
4	333-254650	-	April 30, 2021
5	333-263450	Indeterminate Number of Shares	April 7, 2022

From March 28, 2012 (the commencement of the offering) through June 30, 2024, 2,287,500 Shares of the Fund were sold at an aggregate offering price of $77,555,646. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through June 30, 2024 in an amount equal to $36,169, resulting in net offering proceeds of $77,519,477. The offering proceeds were invested in Shares of the Underlying Funds and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Hashdex Bitcoin Futures ETF

From September 15, 2022 (the commencement of the offering) through January 2, 2024, 110,000 Shares of the Fund were sold at an aggregate offering price of $2,829,029. The offering proceeds were invested in bitcoin futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Issuer Purchases of CORN Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2024	200,000	$ 19.86	N/A	N/A
May 1 to May 31, 2024	100,000	$ 20.49	N/A	N/A
June 1 to June 30, 2024	275,000	$ 19.94	N/A	N/A
Total	575,000	$ 20.01

January 1 to June 30, 2024	1,000,000	$ 20.15	N/A	N/A

Issuer Purchases of CANE Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2024	150,000	$ 13.40	N/A	N/A
May 1 to May 31, 2024	-	$ -	N/A	N/A
June 1 to June 30, 2024	-	$ -	N/A	N/A
Total	150,000	$ 13.40

January 1 to June 30, 2024	350,000	$ 13.27	N/A	N/A

Issuer Purchases of WEAT Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2024	2,525,000	$ 5.38	N/A	N/A
May 1 to May 31, 2024	1,350,000	$ 6.27	N/A	N/A
June 1 to June 30, 2024	650,000	$ 6.27	N/A	N/A
Total	4,525,000	$ 5.77

January 1 to June 30, 2024	6,550,000	$ 5.68	N/A	N/A

Issuer Purchases of SOYB Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2024	150,000	$ 24.96	N/A	N/A
May 1 to May 31, 2024	125,000	$ 25.61	N/A	N/A
June 1 to June 30, 2024	50,000	$ 23.92	N/A	N/A
Total	325,000	$ 25.05

January 1 to June 30, 2024	375,000	$ 25.17	N/A	N/A

Issuer Purchases of TAGS Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2024	-	$ -	N/A	N/A
May 1 to May 31, 2024	-	$ -	N/A	N/A
June 1 to June 30, 2024	-	$ -	N/A	N/A
Total	-	$ -

January 1 to June 30, 2024	112,500	$ 28.11	N/A	N/A

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

Date: August 9, 2024

Teucrium Commodity Trust (Registrant)

By:	Teucrium Trading, LLC
its Sponsor

By:	/s/ Sal Gilbertie
Name:	Sal Gilbertie
Chief Executive Officer

Date: August 9, 2024