Form 10-Q
period 2024-09-30
Teucrium Commodity Trust
filed 2024-11-12
CIK 1471824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2024.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Total Number of Outstanding Shares as of November 11, 2024
Teucrium Corn Fund	3,425,004
Teucrium Sugar Fund	1,525,004
Teucrium Soybean Fund	1,275,004
Teucrium Wheat Fund	24,900,004
Teucrium Agricultural Fund	412,502

TEUCRIUM COMMODITY TRUST

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Cash and cash equivalents	$233,333,719	$292,237,362
Interest receivable	256,632	410,596
Other assets	50,691	5,362
Equity in trading accounts:
Commodity and cryptocurrency futures contracts	2,854,932	2,367,012
Due from broker	20,905,606	30,935,806
Total equity in trading accounts	23,760,538	33,302,818
Total assets	$257,401,580	$325,956,138

Liabilities
Management fee payable to Sponsor	$194,225	$276,900
Other liabilities	126,719	242,982
Payable for shares redeemed	657,430	-
Equity in trading accounts:
Commodity and cryptocurrency futures contracts	9,228,773	10,888,842
Total liabilities	$10,207,147	$11,408,724

Net Assets	$247,194,433	$314,547,414

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED SCHEDULE OF INVESTMENTS

September 30, 2024

(Unaudited)

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
U.S. Bank Deposit Account	4.700%	$32,441,635	$32,441,635	13.12%	32,441,635
Goldman Sachs Financial Square Government Fund - Institutional Class	4.832%	64,705,441	64,705,441	26.18	64,705,441
Total money market funds		$97,147,076	$97,147,076	39.30%

	Maturity				Percentage of	Principal
	Date	Yield	Cost	Fair Value	Net Assets	Amount
Commercial Paper
Bell Canada, Inc.	November 4, 2024	4.830%	$9,947,112	$9,955,044	4.03%	10,000,000
Brookfield Infrastructure Holdings (Canada) Inc.	October 3, 2024	5.770%	4,932,516	4,998,430	2.02	5,000,000
Brookfield Infrastructure Holdings (Canada) Inc.	October 8, 2024	5.559%	2,479,146	2,497,346	1.01	2,500,000
Brookfield Infrastructure Holdings (Canada) Inc.	October 29, 2024	5.460%	4,950,122	4,979,156	2.01	5,000,000
Brookfield Infrastructure Holdings (Canada) Inc.	November 21, 2024	5.296%	4,948,000	4,963,167	2.01	5,000,000
Brookfield Infrastructure Holdings (Canada) Inc.	November 21, 2024	5.253%	2,475,275	2,481,725	1.00	2,500,000
CNH Industrial Capital LLC	October 31, 2024	5.163%	9,932,268	9,957,668	4.03	10,000,000
EIDP, Inc.	November 15, 2024	5.140%	4,950,202	4,968,438	2.01	5,000,000
General Motors Financial Company, Inc.	November 4, 2024	5.355%	4,934,376	4,975,208	2.01	5,000,000
General Motors Financial Company, Inc.	November 8, 2024	5.206%	4,943,222	4,973,030	2.01	5,000,000
General Motors Financial Company, Inc.	November 21, 2024	5.142%	7,418,990	7,446,344	3.01	7,500,000
Glencore Funding LLC	October 31, 2024	5.234%	4,948,600	4,978,584	2.01	5,000,000
Glencore Funding LLC	December 18, 2024	4.750%	4,948,760	4,949,408	2.00	5,000,000
Glencore Funding LLC	December 20, 2024	4.751%	9,891,033	9,896,223	4.00	10,000,000
L3Harris Technologies, Inc.	October 24, 2024	5.303%	4,955,136	4,983,356	2.02	5,000,000
VW Credit, Inc.	October 15, 2024	5.176%	9,859,328	9,880,366	4.00	9,900,000
VW Credit, Inc.	October 17, 2024	5.104%	4,980,440	4,988,822	2.02	5,000,000
VW Credit, Inc.	October 17, 2024	5.104%	4,979,741	4,988,822	2.02	5,000,000
Total Commercial Paper			$106,474,267	$106,861,137	43.22%
Total Cash Equivalents				$204,008,213	82.52%

	Number of		Percentage of	Notional Amount
	Contracts	Fair Value	Net Assets	(Long Exposure)
Commodity futures contracts
United States corn futures contracts
CBOT corn futures MAR25	1,007	$852,132	0.34%	$22,216,938
CBOT corn futures MAY25	845	628,627	0.25	19,044,188

United States soybean futures contracts
CBOT soybean futures MAR25	175	376,038	0.15	9,524,375

United States sugar futures contracts
ICE sugar futures MAY25	215	274,403	0.11	5,068,840
ICE sugar futures MAR26	226	209,343	0.08	5,047,213

United States wheat futures contracts
CBOT wheat futures MAY25	1,344	514,389	0.21	41,378,400
Total commodity futures contracts		$2,854,932	1.14%	$102,279,954

	Number of		Percentage of	Notional Amount
Description: Liabilities	Contracts	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT corn futures DEC25	970	$1,610,807	0.65%	$22,019,000

United States soybean futures contracts
CBOT soybean futures JAN25	207	916,886	0.37	11,128,838
CBOT soybean futures NOV25	202	500,925	0.20	11,056,975

United States sugar futures contracts
ICE sugar futures JUL25	193	36,726	0.01	4,349,139

United States wheat futures contracts
CBOT wheat futures MAR25	1,595	387,246	0.16	48,188,937
CBOT wheat futures DEC25	1,491	5,776,183	2.34	48,122,025
Total commodity futures contracts		$9,228,773	3.73%	$144,864,914

			Percentage of
Exchange-traded funds*	Cost	Fair Value	Net Assets	Shares
Teucrium Corn Fund		$2,945,045	1.19%	159,401
Teucrium Soybean Fund		2,964,805	1.20	128,582
Teucrium Sugar Fund		2,897,952	1.17	220,400
Teucrium Wheat Fund		2,943,893	1.19	562,112
Total exchange-traded funds	$13,494,437	$11,751,695	4.75%

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

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2024	September 30, 2023*	September 30, 2024*	September 30, 2023*
Income
Realized and unrealized gain (loss) on trading of commodity and cryptocurrency futures contracts:
Realized loss on commodity and cryptocurrency futures contracts	$(21,399,745)	$(42,896,164)	$(40,897,827)	$(85,437,409)
Net change in unrealized appreciation (depreciation) on commodity and cryptocurrency futures contracts	20,349,853	11,792,810	2,340,515	(2,677,343)
Interest income	3,044,735	4,636,897	10,273,773	13,164,733
Total income (loss)	1,994,843	(26,466,457)	(28,283,539)	(74,950,019)

Expenses
Management fees	586,469	890,028	1,953,242	2,729,807
Professional fees	309,008	589,097	992,212	1,592,324
Distribution and marketing fees	996,530	1,024,521	2,892,948	2,928,637
Custodian fees and expenses	99,456	115,736	269,832	333,733
Business permits and licenses fees	28,751	42,299	120,079	113,427
General and administrative expenses	71,085	52,966	225,318	226,049
Other expenses	7	8	95	8
Total expenses	2,091,306	2,714,655	6,453,726	7,923,985

Expenses waived by the Sponsor	(40,557)	(168,505)	(244,785)	(578,373)

Total expenses, net	2,050,749	2,546,150	6,208,941	7,345,612

Net loss	$(55,906)	$(29,012,607)	$(34,492,480)	$(82,295,631)

*The Hashdex Bitcoin Futures ETF was transferred to the Tidal Commodities Trust I as described in Note 1 to these financials. The operations include the activity of the Hashdex Bitcoin Futures ETF through January 3, 2024, the date of liquidation.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2024	September 30, 2023*	September 30, 2024*	September 30, 2023*
Operations
Net loss	$(55,906)	$(29,012,607)	$(34,492,480)	$(82,295,631)
Capital transactions
Distribution of Net Assets to Acquiring Fund	-	-	(2,574,071)	-
Issuance of Shares	30,198,694	86,241,260	65,166,260	140,135,089
Redemption of Shares	(25,907,639)	(36,803,533)	(100,535,730)	(198,374,229)
Net change in the cost of the Underlying Funds	1,909,421	1,925,978	5,083,040	16,768,140
Total capital transactions	6,200,476	51,363,705	(32,860,501)	(41,471,000)

Net change in net assets	$6,144,570	22,351,098	$(67,352,981)	(123,766,631)

Net assets, beginning of period	$241,049,863	319,257,869	$314,547,414	465,375,598

Net assets, end of period	$247,194,433	$341,608,967	$247,194,433	$341,608,967

* The Hashdex Bitcoin Futures ETF was transferred to the Tidal Commodities Trust I as described in Note 1 to these financials. The operations include the activity of the Hashdex Bitcoin Futures ETF through January 3, 2024, the date of liquidation.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2024*	September 30, 2023*
Cash flows from operating activities:
Net loss	$(34,492,480)	$(82,295,631)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized appreciation (depreciation) on commodity and cryptocurrency futures contracts	(2,340,515)	2,677,343
Changes in operating assets and liabilities:
Due from broker	10,030,200	17,682,300
Interest receivable	143,667	(211,372)
Other assets	(35,032)	(34,583)
Due to broker	-	997,931
Management fee payable to Sponsor	(82,675)	(138,121)
Other liabilities	(116,263)	107,088
Net cash used in operating activities	(26,893,098)	(61,215,045)

Cash flows from financing activities:
Distribution to Acquiring Fund upon consummation of merger and liquidation agreement - see Note 1 to the financial statements	(2,381,545)	-
Proceeds from sale of Shares	65,166,260	141,479,919
Redemption of Shares	(99,878,300)	(208,558,144)
Net change in cost of the Underlying Funds	5,083,040	16,768,140
Net cash used in financing activities	(32,010,545)	(50,310,085)

Net change in cash and cash equivalents	(58,903,643)	(111,525,130)
Cash and cash equivalents beginning of period	292,237,362	434,062,296
Cash and cash equivalents end of period	$233,333,719	$322,537,166

* The Hashdex Bitcoin Futures ETF was transferred to the Tidal Commodities Trust I as described in Note 1 to these financials. The operations include the activity of the Hashdex Bitcoin Futures ETF through January 3, 2024, the date of liquidation.

The accompanying notes are an integral part of these financial statements.

NOTES TO COMBINED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

Note 1 – Organization and Operation

Teucrium Commodity Trust (“Trust”), a Delaware statutory trust organized on September 11, 2009, is a series trust consisting of five series: Teucrium Corn Fund (“CORN”), Teucrium Sugar Fund (“CANE”), Teucrium Soybean Fund (“SOYB”), Teucrium Wheat Fund (“WEAT”), and Teucrium Agricultural Fund (“TAGS”). Hashdex Bitcoin Futures ETF (“DEFI”) was a series of the Trust prior to the merger closing on January 3, 2024. As discussed elsewhere in this Form 10-Q, the Trust, on behalf of its series, Hashdex Bitcoin Futures Fund ("Acquired Fund"), and Tidal Commodities Trust I, on behalf of its series, Hashdex Bitcoin Futures Fund, entered into an Agreement and Plan of Merger and Liquidation dated as of October 30, 2023 ("Plan of Merger"). The Merger closed on January 3, 2024.  Upon such closing, the Plan of Merger caused all of the Acquired Fund's shares to be canceled and the Acquired Fund to be liquidated. A Form 15 was filed with the SEC to de-register the Acquired Fund under the Securities Exchange Act of 1934 (the "Exchange Act"), which terminates the Exchange Act reporting obligations of the Acquired Fund. While the Acquired Fund's financials are included in the combined Trust financials for historical periods and for the stub period from January 1, 2024, to January 3, 2024, separate financial statements for the Acquired Fund are not provided. All of these series of the Trust are collectively referred to as the “Funds” and singularly as the “Fund.” Collectively, CORN, CANE, SOYB, WEAT, and TAGS are referred to as the “Agricultural Funds”. Each Fund is a commodity pool that is a series of the Trust. The Funds issue common units, called the “Shares,” representing fractional undivided beneficial interests in a Fund. Effective as of April 29, 2019, the Trust and the Funds operate pursuant to the Trust’s Fifth Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”).

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Trust’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three and nine months ended September 30, 2024, are not necessarily indicative of the results to be expected for the full year ending December 31, 2024.

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

The Sponsor employs PINE Distributors, LLC (“PINE” or the “Marketing Agent”) as the Marketing Agent for the Funds. The Distribution Services Agreement among the Marketing Agent and the Sponsor calls for the Marketing Agent to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Marketing Agent and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Marketing Agent, under Financial Industry Regulatory Authority (“FINRA”) rules. For its services as the Marketing Agent, PINE receives a fee of 0.0075% of each Fund’s average daily net assets and an aggregate annual fee of $75,000 for all Funds, along with certain expense reimbursements. For its services under the SASA, PINE receives a fee of $3,500 per registered representative and $7,500 administration program fee. These services are recorded as distribution and marketing fees on the combined statements of operations. A summary of these expenses is included below.

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

	Three months ended September 30, 2024	Three months ended September 30, 2023	Nine months ended September 30, 2024	Nine months ended September 30, 2023
Amount Recognized for Custody Services	$99,456	$115,736	$269,832	$333,733
Amount of Custody Services Waived	$3,772	$3,360	$12,757	$19,876

Amount Recognized for Distribution Services	$24,432	$35,012	$98,333	$111,505
Amount of Distribution Services Waived	$837	$1,835	$3,760	$6,771

Amount Recognized for Wilmington Trust	$-	$3,300	$-	$3,300
Amount of Wilmington Trust Waived	$-	$171	$-	$171

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

Brokerage Commissions

The Sponsor recognizes the expense for brokerage commissions for futures contract trades on a per-trade basis. The below table shows the amounts included on the combined statements of operations as total brokerage commissions paid inclusive of unrealized loss for the three and nine months ended September 30, 2024 and 2023.

	CORN	SOYB	CANE	WEAT	TAGS	DEFI	TRUST
Three months ended September 30, 2024	$17,785	$1,806	$2,913	$26,622	$-	$-	$49,126
Three months ended September 30, 2023	$23,697	$2,220	$3,707	$40,896	$-	$593	$71,113
Nine months ended September 30, 2024	$39,697	$8,151	$8,529	$62,986	$-	$-	$119,363
Nine months ended September 30, 2023	$54,865	$10,999	$19,661	$85,354	$-	$1,970	$172,849

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

The Funds are required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Funds file income tax returns in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2021 to 2023, the Funds remain subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Funds recording a tax liability that reduces net assets. Based on their analysis, the Funds have determined that they have not incurred any liability for unrecognized tax benefits as of September 30, 2024, and for the years ended December 31, 2023, 2022 and 2021. However, the Funds’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

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

The Funds recognize interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three and nine months ended September 30, 2024 and 2023.

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

	September 30, 2024	December 31, 2023
Money Market Funds	$97,147,076	$120,047,840
Demand Deposit Savings Accounts	29,325,506	29,148,056
Commercial Paper	106,861,137	143,041,466
Total cash and cash equivalents as presented on the combined Statement of Assets and Liabilities	$233,333,719	$292,237,362

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

In addition, the Agricultural Funds, except for TAGS, which has no such fee, are contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum.

The Agricultural Funds generally pay for all brokerage fees, taxes, and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. Each Fund also pays its portion of the fees and expenses associated with the Trust’s tax accounting and reporting requirements. Certain aggregate expenses common to all Funds within the Trust are allocated by the Sponsor to the respective Funds based on activity drivers deemed most appropriate by the Sponsor for such expenses, including but not limited to relative assets under management and creation order activity. These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Marketing Agent, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to services provided by the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Funds and are, primarily, included as distribution and marketing fees on the statements of operations. These amounts, for the Trust and for each Fund, are detailed in the notes to the financial statements included in Part I of this filing.

DEFI was contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 0.94% per annum. From the Management Fee, the Sponsor pays all of the routine operational, administrative and other ordinary expenses of the Fund, generally as determined by the Sponsor, including but not limited to, fees and expenses of the Administrator, Custodian, Marketing Agent, Transfer Agent, licensors, accounting and audit fees expenses, tax preparation expenses, legal fees, ongoing SEC registration fees, individual Schedule K-1 preparation and mailing fees, and report preparation and mailing expenses. These fees and expenses are not included in the breakeven table because they are paid for by the Sponsor through the proceeds from the Management Fee. The Fund pays all of its non-recurring and unusual fees and expenses, if any, as determined by the Sponsor. Non-recurring and unusual fees and expenses are unexpected or unusual in nature, such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses. Extraordinary fees and expenses also include material expenses which are not currently anticipated obligations of the Fund. Routine operational, administrative, and other ordinary expenses are not deemed extraordinary expenses.

	Three months ended September 30, 2024	Three months ended September 30, 2023	Nine months ended September 30, 2024	Nine months ended September 30, 2023
Recognized Related Party Transactions	$545,219	$566,723	$1,981,686	$1,889,702
Waived Related Party Transactions	$18,684	$1,347	$47,589	$70,069

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

	CORN	SOYB	CANE	WEAT	TAGS	DEFI	TRUST
Three months ended September 30, 2024	$-	$-	$-	$-	$40,557	$-	$40,557
Three months ended September 30, 2023	$-	$-	$-	$-	$77,482	$91,023	$168,505
Nine months ended September 30, 2024	$-	$-	$-	$-	$182,476	$62,309	$244,785
Nine months ended September 30, 2023	$-	$-	$-	$-	$355,731	$222,642	$578,373

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

On September 30, 2024 and December 31, 2023, in the opinion of the Trust, the reported value at the close of the market for each commodity and cryptocurrency contract fairly reflected the value of the futures and no alternative valuations were required.

For the three and nine months ended September 30, 2024 and year ended December 31, 2023, the Funds did not have any significant transfers between any of the levels of the fair value hierarchy.

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

Note 4 – Fair Value Measurements

The Trust’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Trust’s significant accounting policies in Note 3. The following table presents information about the Trust’s assets and liabilities measured at fair value as of September 30, 2024 and December 31, 2023:

Assets:	Level 1	Level 2	Level 3	Balance as of September 30, 2024
Cash Equivalents	$204,008,213	$-	$-	$204,008,213
Commodity Futures Contracts
Corn futures contracts	1,480,759	-	-	1,480,759
Soybean futures contracts	376,038	-	-	376,038
Sugar futures contracts	483,746	-	-	483,746
Wheat futures contracts	514,389	-	-	514,389
Total	$206,863,145	$-	$-	$206,863,145

Liabilities	Level 1	Level 2	Level 3	Balance as of September 30, 2024
Commodity Futures Contracts
Corn futures contracts	$1,610,807	$-	$-	$1,610,807
Soybean futures contracts	1,417,811	-	-	1,417,811
Sugar futures contracts	36,726	-	-	36,726
Wheat futures contracts	6,163,429	-	-	6,163,429
Total	$9,228,773	$-	$-	$9,228,773

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2023
Cash Equivalents	$263,089,306	$-	$-	$263,089,306
Commodity and Cryptocurrency Futures Contracts
Wheat futures contracts	2,237,493	-	-	2,237,493
Bitcoin futures contracts	129,519	-	-	129,519
Total	$265,456,318	$-	$-	$265,456,318

Liabilities	Level 1	Level 2	Level 3	Balance as of December 31, 2023
Commodity and Cryptocurrency Futures Contracts
Corn futures contracts	$2,182,141	$-	$-	$2,182,141
Soybean futures contracts	1,391,661	-	-	1,391,661
Sugar futures contracts	2,687,998	-	-	2,687,998
Wheat futures contracts	4,575,666	-	-	4,575,666
Bitcoin futures contracts	51,376	-	-	51,376
Total	$10,888,842	$-	$-	$10,888,842

For the three and nine months ended September 30, 2024 and year ended December 31, 2023, the Funds did not have any significant transfers between any of the levels of the fair value hierarchy. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Funds consider the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Funds utilize derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Funds’ derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Funds are also subject to additional counterparty risk due to the inability of its counterparties to meet the terms of their contracts. For the three and nine months ended September 30, 2024 and year ended December 31, 2023, the Funds invested only in commodity and cryptocurrency futures contracts specifically related to each Fund.

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

The following table also identifies the fair value amounts of derivative instruments included in the combined statements of assets and liabilities as derivative contracts, categorized by primary underlying risk, and held by the FCMs, Marex, and StoneX as of September 30, 2024, and December 31, 2023.

*The amount of collateral presented in Collateral, Due from Broker, is limited to the liability for the futures contracts and accordingly does not include the excess collateral pledged.

Offsetting of Financial Assets and Derivative Assets as of September 30, 2024
	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Corn futures contracts	$1,480,759	$-	$1,480,759	$1,480,759	$-	$-
Soybean futures contracts	$376,038	$-	$376,038	$376,038	$-	$-
Sugar futures contracts	$483,746	$-	$483,746	$36,726	$-	$447,020
Wheat futures contracts	$514,389	$-	$514,389	$514,389	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of September 30, 2024
	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity Price
Corn futures contracts	$1,610,807	$-	$1,610,807	$1,480,759	$130,048	$-
Soybean futures contracts	$1,417,811	$-	$1,417,811	$376,038	$1,041,773	$-
Sugar futures contracts	$36,726	$-	$36,726	$36,726	$-	$-
Wheat futures contracts	$6,163,429	$-	$6,163,429	$514,389	$5,649,040	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2023
	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity and Cryptocurrency Price
Wheat futures contracts	$2,237,493	$-	$2,237,493	$2,237,493	$-	$-
Bitcoin futures contracts	$129,519	$-	$129,519	$51,376	$-	$78,143

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2023
	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity and Cryptocurrency Price
Corn futures contracts	$2,182,141	$-	$2,182,141	$-	$2,182,141	$-
Soybean futures contracts	$1,391,661	$-	$1,391,661	$-	$1,391,661	$-
Sugar futures contracts	$2,687,998	$-	$2,687,998	$-	$2,687,998	$-
Wheat futures contracts	$4,575,666	$-	$4,575,666	$2,237,493	$2,338,173	$-
Bitcoin futures contracts	$51,376	$-	$51,376	$51,376	$-	$-

The following is a summary of realized and unrealized gains (losses) of the derivative instruments utilized by the Trust:

Three months ended September 30, 2024

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price and Cryptocurrency Price
Corn futures contracts	$(8,288,179)	$8,615,295
Soybeans futures contracts	(1,997,318)	1,382,076
Sugar futures contracts	(189,249)	1,013,355
Wheat futures contracts	(10,924,999)	9,339,127
Total commodity and cryptocurrency futures contracts	$(21,399,745)	$20,349,853

Three months ended September 30, 2023

	Realized (Loss) Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation (Depreciation) on Commodity Futures Contracts
Commodity Price and Cryptocurrency Price
Corn futures contracts	$(13,018,346)	$11,306,711
Soybeans futures contracts	311,294	(507,789)
Sugar futures contracts	2,271,032	934,750
Wheat futures contracts	(32,283,536)	166,327
Bitcoin futures Contracts	(176,608)	(107,189)
Total commodity and cryptocurrency futures contracts	$(42,896,164)	$11,792,810

Nine months ended September 30, 2024

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation (Depreciation) on Commodity Futures Contracts
Commodity Price and Cryptocurrency Price
Corn futures contracts	$(14,452,703)	$2,052,093
Soybeans futures contracts	(4,991,499)	349,888
Sugar futures contracts	(2,341,549)	3,135,018
Wheat futures contracts	(19,033,933)	(3,310,867)
Bitcoin futures Contracts	(78,143)	114,383
Total commodity and cryptocurrency futures contracts	$(40,897,827)	$2,340,515

Nine months ended September 30, 2023

	Realized (Loss) Gain on Commodity Futures Contracts	Net Change in Unrealized (Depreciation) Appreciation on Commodity Futures Contracts
Commodity Price and Cryptocurrency Price
Corn futures contracts	$(24,479,726)	$(739,577)
Soybeans futures contracts	270,814	(2,895,763)
Sugar futures contracts	11,018,654	933,062
Wheat futures contracts	(72,771,330)	34,604
Bitcoin futures Contracts	524,179	(9,669)
Total commodity and cryptocurrency futures contracts	$(85,437,409)	$(2,677,343)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for the futures contracts held was $235.2 million and $258.7 million respectively for the three and nine months ended September 30, 2024 and $352.7 million and $353.3 million respectively for the three and nine months ended September 30, 2023.

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

Note 7 – Detail of the net assets and shares outstanding of the Funds that are a series of the Trust

The following are the net assets and shares outstanding of each Fund that is a series of the Trust and, thus, in total, comprise the combined net assets of the Trust:

September 30, 2024

	Outstanding
	Shares	Net Assets
Teucrium Corn Fund	3,425,004	$63,279,409
Teucrium Soybean Fund	1,375,004	31,704,444
Teucrium Sugar Fund	1,100,004	14,463,660
Teucrium Wheat Fund	26,300,004	137,737,170
Teucrium Agricultural Fund:	437,502
Net assets including the investment in the Underlying Funds		11,761,445
Less: Investment in the Underlying Funds		(11,751,695)
Net for the Fund in the combined net assets of the Trust		9,750
Total		$247,194,433

December 31, 2023

	Outstanding
	Shares	Net Assets
Teucrium Corn Fund	3,750,004	$81,050,442
Teucrium Soybean Fund	1,075,004	29,056,020
Teucrium Sugar Fund	1,425,004	17,720,099
Teucrium Wheat Fund	30,800,004	184,176,669
Hashdex Bitcoin Futures ETF	50,000	2,536,958
Teucrium Agricultural Fund:	625,002
Net assets including the investment in the Underlying Funds		18,409,126
Less: Investment in the Underlying Funds		(18,401,900)
Net for the Fund in the combined net assets of the Trust		7,226
Total		$314,547,414

The detailed information for the subscriptions and redemptions, and other financial information for each Fund that is a series of the Trust are included in the accompanying financial statements of each Fund.

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended September 30, 2024 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Trust and Funds other than those noted below:

Trust:

Nothing to report

CORN:

Nothing to report.

SOYB:

Nothing to report.

CANE:

The net assets of the fund increased by $4,678,224, or 32.3%, for the period September 30, 2024 to November 11, 2024. This was driven by an increase in the shares outstanding by 38.6% and partially offset by a decrease in the NAV per share of (4.5)%.

WEAT:

Nothing to report.

TAGS:

Nothing to report.

TEUCRIUM CORN FUND

STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Cash and cash equivalents	$59,392,761	$76,745,471
Interest receivable	78,992	105,283
Other assets	17,368	-
Equity in trading accounts:
Commodity futures contracts	1,480,759	-
Due from broker	3,990,195	6,533,938
Total equity in trading accounts	5,470,954	6,533,938
Total assets	64,960,075	83,384,692

Liabilities
Management fee payable to Sponsor	48,376	71,506
Other liabilities	21,483	80,603
Equity in trading accounts:
Commodity futures contracts	1,610,807	2,182,141
Total liabilities	1,680,666	2,334,250

Net assets	$63,279,409	$81,050,442

Shares outstanding	3,425,004	3,750,004

Shares Authorized	*	*

Net asset value per share	$18.48	$21.61

Market value per share	$18.49	$21.57

* On April 7, 2022, the Teucrium Corn Fund registered an indeterminate number of shares of the Fund pursuant to Rule 456(d) under the Securities Act of 1933.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

SCHEDULE OF INVESTMENTS

September 30, 2024

(Unaudited)

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
U.S. Bank Deposit Account	4.700%	$9,275,673	$9,275,673	14.66%	9,275,673
Goldman Sachs Financial Square Government Fund - Institutional Class	4.832%	12,025,925	12,025,925	19.00	12,025,925
Total money market funds		$21,301,598	$21,301,598	33.66%

	Maturity				Percentage of	Principal
	Date	Yield	Cost	Fair Value	Net Assets	Amount
Commercial Paper
Bell Canada, Inc.	November 4, 2024	4.830%	2,486,778	$2,488,761	3.93%	2,500,000
Brookfield Infrastructure Holdings (Canada) Inc.	October 3, 2024	5.770%	2,466,258	2,499,215	3.95	2,500,000
Brookfield Infrastructure Holdings (Canada) Inc.	October 29, 2024	5.460%	2,475,061	2,489,578	3.93	2,500,000
EIDP, Inc.	November 15, 2024	5.140%	2,475,101	2,484,219	3.93	2,500,000
General Motors Financial Company, Inc.	November 4, 2024	5.355%	2,467,188	2,487,604	3.93	2,500,000
General Motors Financial Company, Inc.	November 8, 2024	5.206%	2,471,611	2,486,515	3.93	2,500,000
Glencore Funding LLC	October 31, 2024	5.234%	2,474,300	2,489,292	3.93	2,500,000
Glencore Funding LLC	December 20, 2024	4.751%	2,472,758	2,474,056	3.92	2,500,000
L3Harris Technologies, Inc.	October 24, 2024	5.303%	2,477,568	2,491,678	3.94	2,500,000
VW Credit, Inc.	October 15, 2024	5.176%	2,489,729	2,495,042	3.94	2,500,000
VW Credit, Inc.	October 17, 2024	5.104%	2,490,220	2,494,411	3.94	2,500,000
Total Commercial Paper			$27,246,572	$27,380,371	43.27%
Total Cash Equivalents				$48,681,969	76.93%

	Number of		Percentage of	Notional Amount
	Contracts	Fair Value	Net Assets	(Long Exposure)
Commodity futures contracts
United States corn futures contracts
CBOT corn futures MAR25	1,007	$852,132	1.35%	$22,216,938
CBOT corn futures MAY25	845	628,627	0.99	19,044,188
Total commodity futures contracts		$1,480,759	2.34%	$41,261,126
	Number of		Percentage of	Notional Amount
Description: Liabilities	Contracts	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT corn futures DEC25	970	$1,610,807	2.55%	22,019,000

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

TEUCRIUM CORN FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized loss on commodity futures contracts	$(8,288,179)	$(13,018,346)	$(14,452,703)	$(24,479,726)
Net change in unrealized depreciation on commodity futures contracts	8,615,295	11,306,711	2,052,093	(739,577)
Interest income	775,889	1,291,003	2,661,171	4,013,603
Total income (loss)	1,103,005	(420,632)	(9,739,439)	(21,205,700)

Expenses
Management fees	148,919	246,675	502,651	831,119
Professional fees	76,499	109,970	213,601	301,580
Distribution and marketing fees	235,662	279,911	649,591	786,923
Custodian fees and expenses	20,327	34,535	61,603	89,338
Business permits and licenses fees	7,446	12,333	19,841	21,631
General and administrative expenses	15,860	12,334	48,834	58,541
Total expenses	504,713	695,758	1,496,121	2,089,132

Total expenses, net	504,713	695,758	1,496,121	2,089,132

Net income (loss)	$598,292	$(1,116,390)	$(11,235,560)	$(23,294,832)

Net increase (decrease) in net asset value per share	$0.18	$(0.16)	$(3.13)	$(4.84)
Net gain (loss) per weighted average share	$0.18	$(0.26)	$(3.24)	$(5.10)
Weighted average shares outstanding	3,312,232	4,325,276	3,462,778	4,571,341

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Operations
Net income (loss)	$598,292	$(1,116,390)	$(11,235,560)	$(23,294,832)
Capital transactions
Issuance of Shares	8,924,939	13,027,105	22,986,162	19,420,213
Redemption of Shares	(9,372,272)	(14,239,215)	(29,521,635)	(58,315,410)
Total capital transactions	(447,333)	(1,212,110)	(6,535,473)	(38,895,197)
Net change in net assets	150,959	(2,328,500)	(17,771,033)	(62,190,029)

Net assets, beginning of period	$63,128,450	$92,776,876	$81,050,442	$152,638,405

Net assets, end of period	$63,279,409	$90,448,376	$63,279,409	$90,448,376

Net asset value per share at beginning of period	$18.30	$22.22	$21.61	$26.90

Net asset value per share at end of period	$18.48	$22.06	$18.48	$22.06

Creation of Shares	500,000	550,000	1,200,000	800,000
Redemption of Shares	525,000	625,000	1,525,000	2,375,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2024	September 30, 2023
Cash flows from operating activities:
Net income (loss)	$(11,235,560)	$(23,294,832)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized depreciation on commodity futures contracts	(2,052,093)	739,577
Changes in operating assets and liabilities:
Due from broker	2,543,743	4,408,609
Interest receivable	26,291	(16,233)
Other assets	(17,368)	(31,377)
Management fee payable to Sponsor	(23,130)	(67,590)
Other liabilities	(59,120)	29,018
Net cash used in operating activities	(10,817,237)	(18,232,828)

Cash flows from financing activities:
Proceeds from sale of Shares	22,986,162	20,765,043
Redemption of Shares	(29,521,635)	(59,660,240)
Net cash used in financing activities	(6,535,473)	(38,895,197)

Net change in cash and cash equivalents	(17,352,710)	(57,128,025)
Cash and cash equivalents, beginning of period	76,745,471	142,434,737
Cash and cash equivalents, end of period	$59,392,761	$85,306,712

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

Note 1 – Organization and Operation

Teucrium Corn Fund (referred to herein as “CORN,” or the “Fund”) is a commodity pool that is a series of Teucrium Commodity Trust (“Trust”), a Delaware statutory trust formed on September 11, 2009. The Fund issues common units, called the “Shares,” representing fractional undivided beneficial interests in the Fund. The Fund continuously offers Creation Baskets consisting of 25,000 Shares at their Net Asset Value (“NAV”) to “Authorized Purchasers” through PINE Distributors, which is the marketing agent for the Fund (the “Marketing Agent”). Authorized Purchasers sell such Shares, which are listed on the New York Stock Exchange (“NYSE”) Arca under the symbol “CORN,” to the public at per-Share offering prices that reflect, among other factors, the trading price of the Shares on the NYSE Arca, the NAV of the Fund at the time the Authorized Purchaser purchased the Creation Baskets and the NAV at the time of the offer of the Shares to the public, the supply of and demand for Shares at the time of sale, and the liquidity of the markets for corn interests. The Fund’s Shares trade in the secondary market on the NYSE Arca at prices that are lower or higher than their NAV per Share.

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024.

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

The Sponsor employs PINE Distributors, LLC (“PINE” or the “Marketing Agent”) as the Marketing Agent for the Funds. The Distribution Services Agreement among the Marketing Agent and the Sponsor calls for the Marketing Agent to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Marketing Agent and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Marketing Agent, under Financial Industry Regulatory Authority (“FINRA”) rules. For its services as the Marketing Agent, PINE receives a fee of 0.0075% of each Fund’s average daily net assets and an aggregate annual fee of $75,000 for all Funds, along with certain expense reimbursements. For its services under the SASA, PINE receives a fee of $3,500 per registered representative and $7,500 administration program fee. These services are recorded as distribution and marketing fees on the statements of operations. A summary of these expenses is included below.

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

	Three months ended September 30, 2024	Three months ended September 30, 2023	Nine months ended September 30, 2024	Nine months ended September 30, 2023
Amount Recognized for Custody Services	$20,327	$34,535	$61,603	$89,338
Amount of Custody Services Waived	$-	$-	$-	$-

Amount Recognized for Distribution Services	$6,057	$9,202	$22,929	$29,157
Amount of Distribution Services Waived	$-	$-	$-	$-

Amount Recognized for Wilmington Trust	$-	$860	$-	$860
Amount of Wilmington Trust Waived		$-	$-	$-

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

Brokerage Commissions

The Sponsor recognizes the expense for brokerage commissions for futures contract trades on a per-trade basis. The below table shows the amounts included on the statements of operations as total brokerage commissions paid inclusive of unrealized loss for the three and nine months ended September 30, 2024 and 2023.

CORN
Three months ended September 30, 2024	$17,785
Three months ended September 30, 2023	$23,697
Nine months ended September 30, 2024	$39,697
Nine months ended September 30, 2023	$54,865

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2021 to 2023, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2024 and for the years ended December 31, 2023, 2022, and 2021. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three and nine months ended September 30, 2024 and 2023.

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

	September 30, 2024	December 31, 2023
Money Market Funds	$21,301,598	$26,573,542
Demand Deposit Savings Accounts	10,710,792	10,293,805
Commercial Paper	27,380,371	39,878,124
Total cash and cash equivalents as presented on the Statements of Assets and Liabilities	$59,392,761	$76,745,471

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

The Fund generally pays for all brokerage fees, taxes, and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, FINRA, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays its portion of the fees and expenses associated with the Trust’s tax accounting and reporting requirements. Certain aggregate expenses common to all Funds within the Trust are allocated by the Sponsor to the respective Fund based on activity drivers deemed most appropriate by the Sponsor for such expenses, including but not limited to relative assets under management and creation order activity. These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Marketing Agent, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Fund. Such expenses are primarily recorded as distribution and marketing fees in the financial statements of each Fund.

	Three months ended September 30, 2024	Three months ended September 30, 2023	Nine months ended September 30, 2024	Nine months ended September 30, 2023
Recognized Related Party Transactions	$134,321	$153,884	$463,527	$505,154
Waived Related Party Transactions	$-	$-	$-	$-

The Sponsor has the ability to elect to pay certain expenses on behalf of the Funds or waive the management fee. This election is subject to change by the Sponsor, at its discretion. Expenses paid by the Sponsor and Management fees waived by the Sponsor are, if applicable, presented as waived expenses in the statements of operations for each Fund. There were no expenses waived for the three and nine months ended September 30, 2024 and 2023.

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

On September 30, 2024 and December 31, 2023, in the opinion of the Trust and the Fund, the reported value at the close of the market for each commodity contract fairly reflected the value of the futures and no alternative valuations were required. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

For the three and nine months ended September 30, 2024 and year ended December 31, 2023, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of September 30, 2024 and December 31, 2023:

September 30, 2024

				Balance as of
Assets:	Level 1	Level 2	Level 3	September 30, 2024
Cash Equivalents	$48,681,969	$-	$-	$48,681,969
Commodity Futures Contracts
Corn futures contracts	1,480,759	-	-	1,480,759
Total	$50,162,728	$-	$-	$50,162,728

				Balance as of
Liabilities	Level 1	Level 2	Level 3	September 30, 2024
Commodity Futures Contracts
Corn futures contracts	$1,610,807	$-	$-	$1,610,807

December 31, 2023

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2023
Cash Equivalents	$66,451,666	$-	$-	$66,451,666

				Balance as of
Liabilities	Level 1	Level 2	Level 3	December 31, 2023
Commodity Futures Contracts
Corn futures contracts	$2,182,141	$-	$-	$2,182,141

For the three and nine months ended September 30, 2024 and year ended December 31, 2023, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the three and nine months ended September 30, 2024 and year ended December 31, 2023, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk, and held by the FCMs, Marex and StoneX as of September 30, 2024, and December 31, 2023.

*The amount of collateral presented in Collateral, Due from Broker, is limited to the liability for the futures contracts and accordingly does not include the excess collateral pledged.

Offsetting of Financial Assets and Derivative Assets as of September 30, 2024

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Corn futures contracts	$1,480,759	$-	$1,480,759	$1,480,759	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of September 30, 2024

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity Price
Corn futures contracts	$1,610,807	$-	$1,610,807	$1,480,759	$130,048	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2023

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity Price
Corn futures contracts	$2,182,141	$-	$2,182,141	$-	$2,182,141	$-

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Three months ended September 30, 2024

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(8,288,179)	$8,615,295

Three months ended September 30, 2023

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(13,018,346)	$11,306,711

Nine months ended September 30, 2024

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(14,452,703)	$2,052,093

Nine months ended September 30, 2023

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(24,479,726)	$(739,577)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for the futures contracts held was $59.5 million and $66.1 million respectively for the three and nine months ended September 30, 2024 and $96.6 million and $106.5 million respectively for the three and nine months ended September 30, 2023.

Note 6 – Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the three and nine months ended September 30, 2024 and 2023. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Per Share Operation Performance
Net asset value at beginning of period	$18.30	$22.22	$21.61	$26.90
Income from investment operations:
Interest income	0.23	0.30	0.77	0.88
Net realized and unrealized gain (loss) on commodity futures contracts	0.10	(0.30)	(3.47)	(5.26)
Total expenses, net	(0.15)	(0.16)	(0.43)	(0.46)
Net increase (decrease) in net asset value	0.18	(0.16)	(3.13)	(4.84)
Net asset value at end of period	$18.48	$22.06	$18.48	$22.06
Total Return	0.97%	-0.73%	-14.52%	-17.98%
Ratios to Average Net Assets (Annualized)
Total expenses	3.39%	2.82%	2.98%	2.51%
Total expenses, net	3.39%	2.82%	2.98%	2.51%
Net investment income	1.82%	2.41%	2.32%	2.32%

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

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended September 30, 2024 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Cash and cash equivalents	$30,650,655	$28,107,189
Interest receivable	44,090	36,662
Other assets	16,653	-
Equity in trading accounts:
Commodity futures contracts	376,038	-
Due from broker	2,073,719	2,385,040
Total equity in trading accounts	2,449,757	2,385,040
Total assets	33,161,155	30,528,891

Liabilities
Management fee payable to Sponsor	22,610	25,659
Other liabilities	16,290	55,551
Equity in trading accounts:
Commodity futures contracts	1,417,811	1,391,661
Total liabilities	1,456,711	1,472,871

Net assets	$31,704,444	$29,056,020

Shares outstanding	1,375,004	1,075,004

Shares authorized	*	*

Net asset value per share	$23.06	$27.03

Market value per share	$23.05	$27.01

* On April 7, 2022, the Teucrium Soybean Fund registered an indeterminate number of shares of the Fund pursuant to Rule 456(d) under the Securities Act of 1933.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

SCHEDULE OF INVESTMENTS

September 30, 2024

(Unaudited)

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
U.S. Bank Deposit Account	4.700%	$8,125,652	$8,125,652	25.63%	8,125,652
Goldman Sachs Financial Square Government Fund - Institutional Class	4.832%	4,447,057	4,447,057	14.03	4,447,057
Total money market funds		$12,572,709	$12,572,709	39.66%

	Maturity				Percentage of	Principal
	Date	Yield	Cost	Fair Value	Net Assets	Amount
Commercial Paper
Bell Canada, Inc.	November 4, 2024	4.830%	$2,486,778	$2,488,761	7.85%	2,500,000
Brookfield Infrastructure Holdings (Canada) Inc.	October 8, 2024	5.559%	2,479,146	2,497,346	7.88	2,500,000
CNH Industrial Capital LLC	October 31, 2024	5.163%	4,966,134	4,978,834	15.70	5,000,000
VW Credit, Inc.	October 15, 2024	5.176%	2,489,729	2,495,042	7.87	2,500,000
Total Commercial Paper			$12,421,787	$12,459,983	39.30%
Total Cash Equivalents				$25,032,692	78.96%

	Number of		Percentage of	Notional Amount
	Contracts	Fair Value	Net Assets	(Long Exposure)
Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures MAR25	175	$376,038	1.19%	$9,524,375

	Number of		Percentage of	Notional Amount
Description: Liabilities	Contracts	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures JAN25	207	$916,886	2.89%	$11,128,838
CBOT soybean futures NOV25	202	500,925	1.58	11,056,975
Total commodity futures contracts		$1,417,811	4.47%	$22,185,813

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

TEUCRIUM SOYBEAN FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized loss on commodity futures contracts	$(1,997,318)	$311,294	$(4,991,499)	$270,814
Net change in unrealized appreciation (depreciation) on commodity futures contracts	1,382,076	(507,789)	349,888	(2,895,763)
Interest income	346,084	481,521	1,151,359	1,426,307
Total (loss) income	(269,158)	285,026	(3,490,252)	(1,198,642)

Expenses
Management fees	66,249	91,704	217,155	293,109
Professional fees	28,760	71,553	95,920	225,562
Distribution and marketing fees	117,109	130,302	311,910	302,041
Custodian fees and expenses	9,708	14,186	26,213	31,501
Business permits and licenses fees	4,638	8,973	16,130	19,938
General and administrative expenses	7,529	11,005	21,016	21,970
Total expenses	233,993	327,723	688,344	894,121

Total expenses, net	233,993	327,723	688,344	894,121

Net loss	$(503,151)	$(42,697)	$(4,178,596)	$(2,092,763)

Net decrease in net asset value per share	$(0.60)	$(0.22)	$(3.97)	$(1.39)
Net loss per weighted average share	$(0.43)	$(0.03)	$(3.48)	$(1.46)
Weighted average shares outstanding	1,176,363	1,296,471	1,199,183	1,429,674

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Operations
Net loss	$(503,151)	$(42,697)	$(4,178,596)	$(2,092,763)
Capital transactions
Issuance of Shares	5,574,487	2,731,420	17,429,510	9,394,540
Redemption of Shares	(1,164,960)	(8,406,912)	(10,602,490)	(34,555,367)
Total capital transactions	4,409,527	(5,675,492)	6,827,020	(25,160,827)
Net change in net assets	3,906,376	(5,718,189)	2,648,424	(27,253,590)

Net assets, beginning of period	$27,798,068	$36,894,584	$29,056,020	$58,429,985

Net assets, end of period	$31,704,444	$31,176,395	$31,704,444	$31,176,395

Net asset value per share at beginning of period	$23.66	$27.33	$27.03	$28.50

Net asset value per share at end of period	$23.06	$27.11	$23.06	$27.11

Creation of Shares	250,000	100,000	725,000	350,000
Redemption of Shares	50,000	300,000	425,000	1,250,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2024	September 30, 2023
Cash flows from operating activities:
Net loss	$(4,178,596)	$(2,092,763)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized depreciation on commodity futures contracts	(349,888)	2,895,763
Changes in operating assets and liabilities:
Due from broker	311,321	(1,095,281)
Interest receivable	(7,428)	15,952
Other assets	(16,653)	403
Management fee payable to Sponsor	(3,049)	(26,414)
Other liabilities	(39,261)	30,635
Net cash used in operating activities	(4,283,554)	(271,705)

Cash flows from financing activities:
Proceeds from sale of Shares	17,429,510	9,394,540
Redemption of Shares	(10,602,490)	(37,405,627)
Net cash provided by (used in) financing activities	6,827,020	(28,011,087)

Net change in cash and cash equivalents	2,543,466	(28,282,792)
Cash and cash equivalents beginning of period	28,107,189	58,212,569
Cash and cash equivalents end of period	$30,650,655	$29,929,777

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

Note 1 – Organization and Operation

Teucrium Soybean Fund (referred to herein as “SOYB” or the “Fund”) is a commodity pool that is a series of Teucrium Commodity Trust (“Trust”), a Delaware statutory trust formed on September 11, 2009. The Fund issues common units, called the “Shares,” representing fractional undivided beneficial interests in the Fund. The Fund continuously offers Creation Baskets consisting of 25,000 Shares at their Net Asset Value (“NAV”) to “Authorized Purchasers” through Foreside Fund Services, LLC, which is the marketing agent for the Fund (the “Marketing Agent”). Authorized Purchasers sell such Shares, which are listed on the New York Stock Exchange (“NYSE”) Arca under the symbol “SOYB,” to the public at per Share offering prices that reflect, among other factors, the trading price of the Shares on the NYSE Arca, the NAV of the Fund at the time the Authorized Purchaser purchased the Creation Baskets and the NAV at the time of the offer of the Shares to the public, the supply of and demand for Shares at the time of sale, and the liquidity of the markets for soybean interests. The Fund’s Shares trade in the secondary market on the NYSE Arca at prices that are lower or higher than their NAV per Share.

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024.

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

The Sponsor employs PINE Distributors, LLC (“PINE” or the “Marketing Agent”) as the Marketing Agent for the Funds. The Distribution Services Agreement among the Marketing Agent and the Sponsor calls for the Marketing Agent to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Marketing Agent and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Marketing Agent, under Financial Industry Regulatory Authority (“FINRA”) rules. For its services as the Marketing Agent, PINE receives a fee of 0.0075% of each Fund’s average daily net assets and an aggregate annual fee of $75,000 for all Funds, along with certain expense reimbursements. For its services under the SASA, PINE receives a fee of $3,500 per registered representative and $7,500 administration program fee. These services are recorded as distribution and marketing fees on the statements of operations. A summary of these expenses is included below.

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

	Three months ended September 30, 2024	Three months ended September 30, 2023	Nine months ended September 30, 2024	Nine months ended September 30, 2023
Amount Recognized for Custody Services	$9,708	$14,186	$26,213	$31,501
Amount of Custody Services Waived	$-	$-	$-	$-

Amount Recognized for Distribution Services	$3,316	$3,636	$10,672	$10,808
Amount of Distribution Services Waived	$-	$-	$-	$-

Amount Recognized for Wilmington Trust	$-	$317	$-	$317
Amount of Wilmington Trust Waived	$-	$-	$-	$-

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

Brokerage Commissions

The Sponsor recognizes the expense for brokerage commissions for futures contract trades on a per-trade basis. The below table shows the amounts included on the statements of operations as total brokerage commissions paid inclusive of unrealized loss for the three and nine months ended September 30, 2024 and 2023.

SOYB
Three months ended September 30, 2024	$1,806
Three months ended September 30, 2023	$2,220
Nine months ended September 30, 2024	$8,151
Nine months ended September 30, 2023	$10,999

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2021 to 2023, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2024 and for the years ended December 31, 2023, 2022, and 2021. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three and nine months ended September 30, 2024 and 2023.

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

	September 30, 2024	December 31, 2023
Money Market Funds	$12,572,709	$7,746,099
Demand Deposit Savings Accounts	5,617,963	5,399,248
Commercial Paper	12,459,983	14,961,842
Total cash and cash equivalents as presented on the Statements of Assets and Liabilities	$30,650,655	$28,107,189

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

The Fund pays for all brokerage fees, taxes, and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, FINRA, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays its portion of the fees and expenses associated with the Trust’s tax accounting and reporting requirements. Certain aggregate expenses common to all Funds within the Trust are allocated by the Sponsor to the respective Fund based on activity drivers deemed most appropriate by the Sponsor for such expenses, including but not limited to relative assets under management and creation order activity. These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Marketing Agent, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Fund. Such expenses are primarily recorded as distribution and marketing fees in the financial statements of each Fund.

	Three months ended September 30, 2024	Three months ended September 30, 2023	Nine months ended September 30, 2024	Nine months ended September 30, 2023
Recognized Related Party Transactions	$69,975	$59,564	$218,266	$185,249
Waived Related Party Transactions	$-	$-	$-	$-

The Sponsor has the ability to elect to pay certain expenses on behalf of the Funds or waive the management fee. This election is subject to change by the Sponsor, at its discretion. Expenses paid by the Sponsor and Management fees waived by the Sponsor are, if applicable, presented as waived expenses in the statements of operations for each Fund. There were no expenses waived for the three and nine months ended September 30, 2024 and 2023.

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

On September 30, 2024 and December 31, 2023, in the opinion of the Trust and the Fund, the reported value at the close of the market for each commodity contract fairly reflected the value of the futures and no alternative valuations were required. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

For the three and nine months ended September 30, 2024 and year ended December 31, 2023, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of September 30, 2024 and December 31, 2023:

September 30, 2024

				Balance as of
Assets:	Level 1	Level 2	Level 3	September 30, 2024
Cash Equivalents	$25,032,692	$-	$-	$25,032,692
Commodity Futures Contracts
Soybean futures contracts	376,038	-	-	376,038
Total	$25,408,730	$-	$-	$25,408,730

				Balance as of
Liabilities	Level 1	Level 2	Level 3	September 30, 2024
Commodity Futures Contracts
Soybean futures contracts	$1,417,811	$-	$-	$1,417,811

December 31, 2023

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2023
Cash Equivalents	$22,707,941	$-	$-	$22,707,941

				Balance as of
Liabilities	Level 1	Level 2	Level 3	December 31, 2023
Commodity Futures Contracts
Soybean futures contracts	$1,391,661	$-	$-	$1,391,661

For the three and nine months ended September 30, 2024 and year ended December 31, 2023, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the three and nine months ended September 30, 2024 and year ended December 31, 2023, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk, and held by the FCMs, Marex and StoneX as of September 30, 2024, and December 31, 2023.

*The amount of collateral presented in Collateral, Due from Broker, is limited to the liability for the futures contracts and accordingly does not include the excess collateral pledged.

Offsetting of Financial Assets and Derivative Assets as of September 30, 2024

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Soybean futures contracts	$376,038	$-	$376,038	$376,038	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of September 30, 2024

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity Price
Soybean futures contracts	$1,417,811	$-	$1,417,811	$376,038	$1,041,773	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2023

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity Price
Soybean futures contracts	$1,391,661	$-	$1,391,661	$-	$1,391,661	$-

The following is a summary of realized and unrealized gains and losses of the derivative instruments utilized by the Fund:

Three months ended September 30, 2024

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Soybean futures contracts	$(1,997,318)	$1,382,076

Three months ended September 30, 2023

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Soybean futures contracts	$311,294	$(507,789)

Nine months ended September 30, 2024

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Soybean futures contracts	$(4,991,499)	$349,888

Nine months ended September 30, 2023

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Soybean futures contracts	$270,814	$(2,895,763)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $27.1 million and $29.0 million respectively for the three and nine months ended September 30, 2024 and $34.7 million and $37.2 million respectively for the three and nine months ended September 30, 2023.

Note 6 – Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the three and nine months ended September 30, 2024 and 2023. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Per Share Operation Performance
Net asset value at beginning of period	$23.66	$27.33	$27.03	$28.50
Income from investment operations:
Interest income	0.29	0.37	0.96	1.00
Net realized and unrealized loss on commodity futures contracts	(0.69)	(0.34)	(4.36)	(1.76)
Total expenses, net	(0.20)	(0.25)	(0.57)	(0.63)
Net decrease in net asset value	(0.60)	(0.22)	(3.97)	(1.39)
Net asset value at end of period	$23.06	$27.11	$23.06	$27.11
Total Return	-2.54%	-0.80%	-14.69%	-4.89%
Ratios to Average Net Assets (Annualized)
Total expenses	3.53%	3.57%	3.17%	3.05%
Total expenses, net	3.53%	3.57%	3.17%	3.05%
Net investment income	1.69%	1.68%	2.13%	1.81%

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

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended September 30, 2024 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund.

TEUCRIUM SUGAR FUND

STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Cash and cash equivalents	$14,627,660	$16,773,745
Interest receivable	24,373	31,551
Other assets	6,147	835
Equity in trading accounts:
Commodity futures contracts	483,746	-
Due from broker	33,424	3,650,191
Total equity in trading accounts	517,170	3,650,191
Total assets	15,175,350	20,456,322

Liabilities
Payable for shares redeemed	657,430	-
Management fee payable to Sponsor	10,107	17,451
Other liabilities	7,427	30,774
Equity in trading accounts:
Commodity futures contracts	36,726	2,687,998
Total liabilities	711,690	2,736,223

Net assets	$14,463,660	$17,720,099

Shares outstanding	1,100,004	1,425,004

Shares authorized	*	*

Net asset value per share	$13.15	$12.44

Market value per share	$13.22	$12.40

* On April 7, 2022, the Teucrium Sugar Fund registered an indeterminate number of shares of the Fund pursuant to Rule 456(d) under the Securities Act of 1933.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

SCHEDULE OF INVESTMENTS

September 30, 2024

(Unaudited)

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
U.S. Bank Deposit Account	4.700%	$5,905,457	$5,905,457	40.83%	5,905,457
Goldman Sachs Financial Square Government Fund - Institutional Class	4.832%	1,394,475	1,394,475	9.64	1,394,475
Total Money Market Funds		$7,299,932	$7,299,932	50.47%

	Maturity				Percentage of	Principal
	Date	Yield	Cost	Fair Value	Net Assets	Amount
Commercial Paper
Bell Canada, Inc.	November 4, 2024	4.830%	$2,486,778	$2,488,761	17.21%	2,500,000
CNH Industrial Capital LLC	October 31, 2024	5.163%	2,483,067	2,489,417	17.21	2,500,000
Total Commercial Paper			$4,969,845	$4,978,178	34.42%
Total Cash Equivalents				$12,278,110	84.89%

	Number of		Percentage of	Notional Amount
	Contracts	Fair Value	Net Assets	(Long Exposure)
Commodity futures contracts
United States sugar futures contracts
ICE sugar futures MAY25	215	$274,403	1.90%	$5,068,840
ICE sugar futures MAR26	226	209,343	1.44	5,047,213
Total commodity futures contracts		$483,746	3.34%	$10,116,053

	Number of		Percentage of	Notional Amount
Description: Liabilities	Contracts	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States sugar futures contracts
ICE sugar futures JUL25	193	$36,726	0.25%	$4,349,139

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

TEUCRIUM SUGAR FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized (loss) gain on commodity futures contracts	$(189,249)	$2,271,032	$(2,341,549)	$11,018,654
Net change in unrealized appreciation on commodity futures contracts	1,013,355	934,750	3,135,018	933,062
Interest income	157,396	304,744	553,337	1,007,430
Total income	981,502	3,510,526	1,346,806	12,959,146

Expenses
Management fees	30,254	57,990	105,349	205,623
Professional fees	18,757	61,655	67,257	207,709
Distribution and marketing fees	67,067	67,563	219,201	166,254
Custodian fees and expenses	6,556	5,799	21,575	18,037
Business permits and licenses fees	3,025	3,479	20,997	14,600
General and administrative expenses	4,995	2,900	14,859	13,304
Total expenses	130,654	199,386	449,238	625,527

Total expenses, net	130,654	199,386	449,238	625,527

Net income	$850,848	$3,311,140	$897,568	$12,333,619

Net increase in net asset value per share	$0.97	$2.06	$0.71	$5.24
Net increase per weighted average share	$0.84	$1.98	$0.79	$5.50
Weighted average shares outstanding	1,017,124	1,672,558	1,133,854	2,241,121

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Operations
Net income	$850,848	$3,311,140	$897,568	$12,333,619
Capital transactions
Issuance of Shares	4,079,473	4,666,413	4,662,728	18,605,025
Redemption of Shares	(4,172,210)	(6,805,625)	(8,816,735)	(30,849,505)
Total capital transactions	(92,737)	(2,139,212)	(4,154,007)	(12,244,480)
Net change in net assets	758,111	1,171,928	(3,256,439)	89,139

Net assets, beginning of period	$13,705,549	$23,179,570	$17,720,099	$24,262,359

Net assets, end of period	$14,463,660	$24,351,498	$14,463,660	$24,351,498

Net asset value per share at beginning of period	$12.18	$12.70	$12.44	$9.51

Net asset value per share at end of period	$13.15	$14.76	$13.15	$14.76

Creation of Shares	325,000	325,000	375,000	1,525,000
Redemption of Shares	350,000	500,000	700,000	2,425,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2024	September 30, 2023
Cash flows from operating activities:
Net income	$897,568	$12,333,619
Adjustments to reconcile net income to net cash provided by operating activities:
Net change in unrealized appreciation on commodity futures contracts	(3,135,018)	(933,062)
Changes in operating assets and liabilities:
Due from broker	3,616,767	447,801
Interest receivable	7,178	(13,698)
Other assets	(5,312)	(4,531)
Due to broker	-	997,931
Management fee payable to Sponsor	(7,344)	(1,270)
Other liabilities	(23,347)	12,162
Net cash provided by operating activities	1,350,492	12,838,952

Cash flows from financing activities:
Proceeds from sale of Shares	4,662,728	18,605,025
Redemption of Shares	(8,159,305)	(30,849,505)
Net cash used in financing activities	(3,496,577)	(12,244,480)

Net change in cash and cash equivalents	(2,146,085)	594,472
Cash and cash equivalents beginning of period	16,773,745	22,977,480
Cash and cash equivalents end of period	$14,627,660	$23,571,952

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

September 30, 2024

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024.

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

The Sponsor employs PINE Distributors, LLC (“PINE” or the “Marketing Agent”) as the Marketing Agent for the Funds. The Distribution Services Agreement among the Marketing Agent and the Sponsor calls for the Marketing Agent to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Marketing Agent and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Marketing Agent, under Financial Industry Regulatory Authority (“FINRA”) rules. For its services as the Marketing Agent, PINE receives a fee of 0.0075% of each Fund’s average daily net assets and an aggregate annual fee of $75,000 for all Funds, along with certain expense reimbursements. For its services under the SASA, PINE receives a fee of $3,500 per registered representative and $7,500 administration program fee. These services are recorded as distribution and marketing fees on the statements of operations. A summary of these expenses is included below.

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

	Three months ended September 30, 2024	Three months ended September 30, 2023	Nine months ended September 30, 2024	Nine months ended September 30, 2023
Amount Recognized for Custody Services	$6,556	$5,799	$21,575	$18,037
Amount of Custody Services Waived	$-	$-	$-	$-

Amount Recognized for Distribution Services	$1,752	$2,439	$7,814	$6,146
Amount of Distribution Services Waived	$-	$-	$-	$-

Amount Recognized for Wilmington Trust	$-	$232	$-	$232
Amount of Wilmington Trust Waived	$-	$-	$-	$-

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

Brokerage Commissions

The Sponsor recognizes the expense for brokerage commissions for futures contract trades on a per-trade basis. The below table shows the amounts included on the statements of operations as total brokerage commissions paid inclusive of unrealized loss for the three and nine months ended September 30, 2024 and 2023.

CANE
Three months ended September 30, 2024	$2,913
Three months ended September 30, 2023	$3,707
Nine months ended September 30, 2024	$8,529
Nine months ended September 30, 2023	$19,661

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2021 to 2023, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2024 and for the years ended December 31, 2023, 2022, and 2021. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three and nine months ended September 30, 2024 and 2023.

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

	September 30, 2024	December 31, 2023
Money Market Funds	$7,299,932	$3,033,238
Demand Deposit Savings Accounts	2,349,550	3,222,312
Commercial Paper	4,978,178	10,518,195
Total cash and cash equivalents as presented on the Statements of Assets and Liabilities	$14,627,660	$16,773,745

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

The Fund generally pays for all brokerage fees, taxes, and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, FINRA, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays its portion of the fees and expenses associated with the Trust’s tax accounting and reporting requirements. Certain aggregate expenses common to all Funds within the Trust are allocated by the Sponsor to the respective Fund based on activity drivers deemed most appropriate by the Sponsor for such expenses, including but not limited to relative assets under management and creation order activity. These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Marketing Agent, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Fund. Such expenses are primarily recorded as distribution and marketing fees in the financial statements of each Fund.

	Three months ended September 30, 2024	Three months ended September 30, 2023	Nine months ended September 30, 2024	Nine months ended September 30, 2023
Recognized Related Party Transactions	$40,915	$38,672	$153,058	$110,304
Waived Related Party Transactions	$-	$-	$-	$-

The Sponsor has the ability to elect to pay certain expenses on behalf of the Funds or waive the management fee. This election is subject to change by the Sponsor, at its discretion. Expenses paid by the Sponsor and Management fees waived by the Sponsor are, if applicable, presented as waived expenses in the statements of operations for each Fund. There were no expenses waived for the three and nine months ended September 30, 2024 and 2023.

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

On September 30, 2024 and December 31, 2023, in the opinion of the Trust and the Fund, the reported value of the Sugar Futures Contracts traded on the ICE fairly reflected the value of the Sugar Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

For the three and nine months ended September 30, 2024 and year ended December 31, 2023, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of September 30, 2024 and December 31, 2023:

September 30, 2024

				Balance as of
Assets:	Level 1	Level 2	Level 3	September 30, 2024
Cash Equivalents	$12,278,110	$-	$-	$12,278,110
Commodity Futures Contracts
Sugar futures contracts	483,746	-	-	483,746
Total	$12,761,856	$-	$-	$12,761,856

				Balance as of
Liabilities	Level 1	Level 2	Level 3	September 30, 2024
Commodity Futures Contracts
Sugar futures contracts	$36,726	$-	$-	$36,726

December 31, 2023

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2023
Cash Equivalents	$13,551,433	$-	$-	$13,551,433

				Balance as of
Liabilities	Level 1	Level 2	Level 3	December 31, 2023
Commodity Futures Contracts
Sugar futures contracts	$2,687,998	$-	$-	$2,687,998

For the three and nine months ended September 30, 2024 and year ended December 31, 2023, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value – Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the three and nine months ended September 30, 2024 and year ended December 31, 2023, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk, and held by the FCMs, Marex and StoneX as of September 30, 2024, and December 31, 2023.

*The amount of collateral presented in Collateral, Due from Broker, is limited to the liability for the futures contracts and accordingly does not include the excess collateral pledged.

Offsetting of Financial Assets and Derivative Assets as of  September 30, 2024

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Sugar futures contracts	$483,746	$-	$483,746	$36,726	$-	$447,020

Offsetting of Financial Liabilities and Derivative Liabilities as of  September 30, 2024

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity Price
Sugar futures contracts	$36,726	$-	$36,726	$36,726	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2023

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity Price
Sugar futures contracts	$2,687,998	$-	$2,687,998	$-	$2,687,998	$-

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Three months ended September 30, 2024

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Sugar futures contracts	$(189,249)	$1,013,355

Three months ended September 30, 2023

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Sugar futures contracts	$2,271,032	$934,750

Nine months ended September 30, 2024

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Sugar futures contracts	$(2,341,549)	$3,135,018

Nine months ended September 30, 2023

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Sugar futures contracts	$11,018,654	$933,062

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held were $12.4 million and $14.1 million respectively for the three and nine months ended September 30, 2024 and $23.6 million and $27.3 million respectively for the three and nine months ended September 30, 2023.

Note 6 – Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the three and nine months ended September 30, 2024 and 2023. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Per Share Operation Performance
Net asset value at beginning of period	$12.18	$12.70	$12.44	$9.51
Income (loss) from investment operations:
Interest income	0.16	0.18	0.49	0.45
Net realized and unrealized gain on commodity futures contracts	0.94	2.00	0.62	5.08
Total expenses, net	(0.13)	(0.12)	(0.40)	(0.28)
Net increase in net asset value	0.97	2.06	0.71	5.25
Net asset value at end of period	$13.15	$14.76	$13.15	$14.76
Total Return	7.93%	16.20%	5.70%	55.11%
Ratios to Average Net Assets (Annualized)
Total expenses	4.32%	3.44%	4.26%	3.04%
Total expenses, net	4.32%	3.44%	4.26%	3.04%
Net investment income	0.88%	1.82%	0.99%	1.86%

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

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended September 30, 2024 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than those noted below:

The net assets of the fund increased by $4,678,224, or 32.3%, for the period September 30, 2024 to November 11, 2024. This was driven by an increase in the shares outstanding by 38.6% and partially offset by a decrease in the NAV per share of (4.5)%.

TEUCRIUM WHEAT FUND

STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Cash and cash equivalents	$128,652,135	$168,732,086
Interest receivable	109,134	226,748
Other assets	8,855	4,527
Equity in trading accounts:
Commodity futures contracts	514,389	2,237,493
Due from broker	14,808,268	17,783,729
Total equity in trading accounts	15,322,657	20,021,222
Total assets	144,092,781	188,984,583

Liabilities
Management fee payable to Sponsor	113,132	160,231
Other liabilities	79,050	72,017
Equity in trading accounts:
Commodity futures contracts	6,163,429	4,575,666
Total liabilities	6,355,611	4,807,914

Net assets	$137,737,170	$184,176,669

Shares outstanding	26,300,004	30,800,004

Shares authorized	*	*

Net asset value per share	$5.24	$5.98

Market value per share	$5.24	$5.97

* On March 9, 2022, the Teucrium Wheat Fund registered an indeterminate number of shares of the Fund pursuant to Rule 456(d) under the Securities Act of 1933.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

SCHEDULE OF INVESTMENTS

September 30, 2024

(Unaudited)

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
U.S. Bank Deposit Account	4.700%	$9,124,345	$9,124,345	6.62%	9,124,345
Goldman Sachs Financial Square Government Fund - Institutional Class	4.832%	46,837,984	46,837,984	34.01	46,837,984
Total money market funds		$55,962,329	$55,962,329	40.63%

	Maturity				Percentage of	Principal
	Date	Yield	Cost	Fair Value	Net Assets	Amount
Commercial Paper
Bell Canada, Inc.	November 4, 2024	4.830%	$2,486,778	$2,488,761	1.81%	2,500,000
Brookfield Infrastructure Holdings (Canada) Inc.	October 3, 2024	5.770%	2,466,258	2,499,215	1.81	2,500,000
Brookfield Infrastructure Holdings (Canada) Inc.	October 29, 2024	5.460%	2,475,061	2,489,578	1.81	2,500,000
Brookfield Infrastructure Holdings (Canada) Inc.	November 21, 2024	5.296%	4,948,000	4,963,167	3.60	5,000,000
Brookfield Infrastructure Holdings (Canada) Inc.	November 21, 2024	5.253%	2,475,275	2,481,725	1.80	2,500,000
CNH Industrial Capital LLC	October 31, 2024	5.163%	2,483,067	2,489,417	1.81	2,500,000
EIDP, Inc.	November 15, 2024	5.140%	2,475,101	2,484,219	1.80	2,500,000
General Motors Financial Company, Inc.	November 4, 2024	5.355%	2,467,188	2,487,604	1.81	2,500,000
General Motors Financial Company, Inc.	November 8, 2024	5.206%	2,471,611	2,486,515	1.81	2,500,000
General Motors Financial Company, Inc.	November 21, 2024	5.142%	7,418,990	7,446,344	5.41	7,500,000
Glencore Funding LLC	October 31, 2024	5.234%	2,474,300	2,489,292	1.81	2,500,000
Glencore Funding LLC	December 18, 2024	4.750%	4,948,760	4,949,408	3.59	5,000,000
Glencore Funding LLC	December 20, 2024	4.751%	7,418,275	7,422,167	5.39	7,500,000
L3Harris Technologies, Inc.	October 24, 2024	5.303%	2,477,568	2,491,678	1.81	2,500,000
VW Credit, Inc.	October 15, 2024	5.176%	4,879,870	4,890,282	3.55	4,900,000
VW Credit, Inc.	October 17, 2024	5.104%	2,490,220	2,494,411	1.81	2,500,000
VW Credit, Inc.	October 17, 2024	5.104%	4,979,741	4,988,822	3.62	5,000,000
Total Commercial Paper			$61,836,063	$62,042,605	45.05%
Total Cash Equivalents				$118,004,934	85.68%

	Number of		Percentage of	Notional Amount
	Contracts	Fair Value	Net Assets	(Long Exposure)
Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures MAY25	1,344	$514,389	0.37%	$41,378,400
	Number of		Percentage of	Notional Amount
Description: Liabilities	Contracts	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures MAR25	1,595	$387,246	0.28%	$48,188,937
CBOT wheat futures DEC25	1,491	5,776,183	4.19	48,122,025
Total commodity futures contracts		$6,163,429	4.47%	$96,310,962

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

TEUCRIUM WHEAT FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized loss on commodity futures contracts	$(10,924,999)	$(32,283,536)	$(19,033,933)	$(72,771,330)
Net change in unrealized appreciation (depreciation) on commodity futures contracts	9,339,127	166,327	(3,310,867)	34,604
Interest income	1,765,233	2,538,278	5,906,447	6,660,873
Total income (loss)	179,361	(29,578,931)	(16,438,353)	(66,075,853)

Expenses
Management fees	341,047	489,455	1,127,887	1,387,465
Professional fees	178,295	223,818	512,783	474,219
Distribution and marketing fees	545,759	504,760	1,605,264	1,524,159
Custodian fees and expenses	59,093	56,664	147,684	173,789
Business permits and licenses fees	13,642	14,683	40,364	27,831
General and administrative expenses	40,893	24,473	131,456	116,608
Total expenses	1,178,729	1,313,853	3,565,438	3,704,071

Total expenses, net	1,178,729	1,313,853	3,565,438	3,704,071

Net loss	$(999,368)	$(30,892,784)	$(20,003,791)	$(69,779,924)

Net decrease in net asset value per share	$(0.05)	$(0.89)	$(0.74)	$(2.42)
Net loss per weighted average share	$(0.04)	$(1.00)	$(0.72)	$(2.53)
Weighted average shares outstanding	26,707,884	30,905,167	27,659,858	27,538,649

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Operations
Net loss	$(999,368)	$(30,892,784)	$(20,003,791)	$(69,779,924)
Capital transactions
Issuance of Shares	11,619,795	65,816,322	20,087,860	92,347,622
Redemption of Shares	(9,289,343)	(5,424,385)	(46,523,568)	(57,590,037)
Total capital transactions	2,330,452	60,391,937	(26,435,708)	34,757,585
Net change in net assets	1,331,084	29,499,153	(46,439,499)	(35,022,339)

Net assets, beginning of period	$136,406,086	$164,450,547	$184,176,669	$228,972,039

Net assets, end of period	$137,737,170	$193,949,700	$137,737,170	$193,949,700

Net asset value per share at beginning of period	$5.29	$6.46	$5.98	$7.99

Net asset value per share at end of period	$5.24	$5.57	$5.24	$5.57

Creation of Shares	2,325,000	10,225,000	3,850,000	14,200,000
Redemption of Shares	1,800,000	850,000	8,350,000	8,050,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2024	September 30, 2023
Cash flows from operating activities:
Net loss	$(20,003,791)	$(69,779,924)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized depreciation (appreciation) on commodity futures contracts	3,310,867	(34,604)
Changes in operating assets and liabilities:
Due from broker	2,975,461	14,050,040
Interest receivable	117,614	(194,165)
Other assets	(4,328)	2,690
Management fee payable to Sponsor	(47,099)	(43,245)
Other liabilities	7,033	36,367
Net cash used in operating activities	(13,644,243)	(55,962,841)

Cash flows from financing activities:
Proceeds from sale of Shares	20,087,860	92,347,622
Redemption of Shares	(46,523,568)	(63,578,862)
Net cash (used in) provided by financing activities	(26,435,708)	28,768,760

Net change in cash and cash equivalents	(40,079,951)	(27,194,081)
Cash and cash equivalents, beginning of period	168,732,086	209,730,825
Cash and cash equivalents, end of period	$128,652,135	$182,536,744

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

Note 1 – Organization and Operation

Teucrium Wheat Fund (referred to herein as “WEAT” or the “Fund”) is a commodity pool that is a series of Teucrium Commodity Trust (“Trust”), a Delaware statutory trust formed on September 11, 2009. The Fund issues common units, called the “Shares,” representing fractional undivided beneficial interests in the Fund. The Fund continuously offers Creation Baskets consisting of 25,000 Shares at their Net Asset Value (“NAV”) to “Authorized Purchasers” through Foreside Fund Services, LLC, which is the marketing agent for the Fund (the “Marketing Agent”). Authorized Purchasers sell such Shares, which are listed on the New York Stock Exchange (“NYSE”) Arca under the symbol “WEAT,” to the public at per-Share offering prices that reflect, among other factors, the trading price of the Shares on the NYSE Arca, the NAV of the Fund at the time the Authorized Purchaser purchased the Creation Baskets and the NAV at the time of the offer of the Shares to the public, the supply of and demand for Shares at the time of sale, and the liquidity of the markets for wheat interests. The Fund’s Shares trade in the secondary market on the NYSE Arca at prices that are lower or higher than their NAV per Share.

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024.

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

The Sponsor employs PINE Distributors, LLC (“PINE” or the “Marketing Agent”) as the Marketing Agent for the Funds. The Distribution Services Agreement among the Marketing Agent and the Sponsor calls for the Marketing Agent to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Marketing Agent and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Marketing Agent, under Financial Industry Regulatory Authority (“FINRA”) rules. For its services as the Marketing Agent, PINE receives a fee of 0.0075% of each Fund’s average daily net assets and an aggregate annual fee of $75,000 for all Funds, along with certain expense reimbursements. For its services under the SASA, PINE receives a fee of $3,500 per registered representative and $7,500 administration program fee. These services are recorded as distribution and marketing fees on the statements of operations. A summary of these expenses is included below.

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

	Three months ended September 30, 2024	Three months ended September 30, 2023	Nine months ended September 30, 2024	Nine months ended September 30, 2023
Amount Recognized for Custody Services	$59,093	$56,664	$147,684	$173,789
Amount of Custody Services Waived	$-	$-	$-	$-

Amount Recognized for Distribution Services	$12,470	$17,900	$53,158	$58,623
Amount of Distribution Services Waived	$-	$-	$-	$-

Amount Recognized for Wilmington Trust	$-	$1,720	$-	$1,720
Amount of Wilmington Trust Waived	$-	$-	$-	$-

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

Brokerage Commissions

The Sponsor recognizes the expense for brokerage commissions for futures contract trades on a per-trade basis. The below table shows the amounts included on the statements of operations as total brokerage commissions paid inclusive of unrealized loss for the three and nine months ended September 30, 2024 and 2023.

WEAT
Three months ended September 30, 2024	$26,622
Three months ended September 30, 2023	$40,896
Nine months ended September 30, 2024	$62,986
Nine months ended September 30, 2023	$85,354

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2021 to 2023, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2024 and for the years ended December 31, 2023, 2022 and 2021. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three and nine months ended September 30, 2024 and 2023.

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

	September 30, 2024	December 31, 2023
Money Market Funds	$55,962,329	$80,816,091
Demand Deposit Savings Accounts	10,647,201	10,232,690
Commercial Paper	62,042,605	77,683,305
Total cash and cash equivalents as presented on the Statements of Assets and Liabilities	$128,652,135	$168,732,086

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

The Fund generally pays for all brokerage fees, taxes, and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, FINRA, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays its portion of the fees and expenses associated with the Trust’s tax accounting and reporting requirements. Certain aggregate expenses common to all Funds within the Trust are allocated by the Sponsor to the respective Fund based on activity drivers deemed most appropriate by the Sponsor for such expenses, including but not limited to relative assets under management and creation order activity. These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Marketing Agent, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Fund. Such expenses are primarily recorded as distribution and marketing fees in the financial statements of each Fund.

	Three months ended September 30, 2024	Three months ended September 30, 2023	Nine months ended September 30, 2024	Nine months ended September 30, 2023
Recognized Related Party Transactions	$281,324	$288,121	$1,072,245	$983,183
Waived Related Party Transactions	$-	$-	$-	$-

The Sponsor has the ability to elect to pay certain expenses on behalf of the Funds or waive the management fee. This election is subject to change by the Sponsor, at its discretion. Expenses paid by the Sponsor and Management fees waived by the Sponsor are, if applicable, presented as waived expenses in the statements of operations for each Fund. There were no expenses waived for the three and nine months ended September 30, 2024 and 2023.

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

On September 30, 2024 and December 31, 2023, in the opinion of the Trust and the Fund, the reported value of the Wheat Futures Contracts traded on the CBOT fairly reflected the value of the Wheat Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

For the three and nine months ended September 30, 2024 and year ended December 31, 2023, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of September 30, 2024 and December 31, 2023:

September 30, 2024

				Balance as of
Assets:	Level 1	Level 2	Level 3	September 30, 2024
Cash Equivalents	$118,004,934	$-	$-	$118,004,934
Commodity Futures Contracts
Wheat futures contracts	514,389	-	-	514,389
Total	$118,519,323	$-	$-	$118,519,323

				Balance as of
Liabilities	Level 1	Level 2	Level 3	September 30, 2024
Commodity Futures Contracts
Wheat futures contracts	$6,163,429	$-	$-	$6,163,429

December 31, 2023

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2023
Cash Equivalents	$158,499,396	$-	$-	$158,499,396
Commodity Futures Contracts
Wheat futures contracts	2,237,493	-	-	2,237,493
Total	$160,736,889	$-	$-	$160,736,889

				Balance as of
Liabilities	Level 1	Level 2	Level 3	December 31, 2023
Commodity Futures Contracts
Wheat futures contracts	$4,575,666	$-	$-	$4,575,666

For the three and nine months ended September 30, 2024 and year ended December 31, 2023, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the three and nine months ended September 30, 2024 and for the year ended December 31, 2023, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk, and held by the FCMs, Marex and StoneX as of September 30, 2024 and December 31, 2023.

*The amount of collateral presented in Collateral, Due from Broker, is limited to the liability for the futures contracts and accordingly does not include the excess collateral pledged.

Offsetting of Financial Assets and Derivative Assets as of September 30, 2024

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Wheat futures contracts	$514,389	$-	$514,389	$514,389	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of September 30, 2024

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity Price
Wheat futures contracts	$6,163,429	$-	$6,163,429	$514,389	$5,649,040	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2023

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Wheat futures contracts	$2,237,493	$-	$2,237,493	$2,237,493	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2023

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity Price
Wheat futures contracts	$4,575,666	$-	$4,575,666	$2,237,493	$2,338,173	$-

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Three months ended September 30, 2024

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Wheat futures contracts	$(10,924,999)	$9,339,127

Three months ended September 30, 2023

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Wheat futures contracts	$(32,283,536)	$166,327

Nine months ended September 30, 2024

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Wheat futures contracts	$(19,033,933)	$(3,310,867)

Nine months ended September 30, 2023

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Wheat futures contracts	$(72,771,330)	$34,604

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $136.1 million and $150.0 million respectively for the three and nine months ended September 30, 2024 and $196.1 million and $180.5 million respectively for the three and nine months ended September 30, 2023.

Note 6 – Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the three and nine months ended September 30, 2024 and 2023. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Per Share Operation Performance
Net asset value at beginning of period	$5.29	$6.46	$5.98	$7.99
Income (loss) from investment operations:
Interest income	0.07	0.08	0.22	0.23
Net realized and unrealized loss on commodity futures contracts	(0.08)	(0.93)	(0.83)	(2.52)
Total expenses, net	(0.04)	(0.04)	(0.13)	(0.13)
Net decrease in net asset value	(0.05)	(0.89)	(0.74)	(2.42)
Net asset value at end of period	$5.24	$5.57	$5.24	$5.57
Total Return	-1.04%	-13.81%	-12.42%	-30.25%
Ratios to Average Net Assets (Annualized)
Total expenses	3.46%	2.68%	3.16%	2.67%
Total expenses, net	3.46%	2.68%	3.16%	2.67%
Net investment income	1.72%	2.50%	2.08%	2.13%

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

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended September 30, 2024 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Cash equivalents	$10,508	$11,208
Interest receivable	43	55
Other assets	1,668	-
Equity in trading accounts:
Investments in securities, at fair value (cost $13,494,437 and $19,469,359 as of September 30, 2024 and December 31, 2023, respectively)	11,751,695	18,401,900
Total assets	11,763,914	18,413,163

Liabilities
Other liabilities	2,469	4,037

Net assets	$11,761,445	$18,409,126

Shares outstanding	437,502	625,002

Shares authorized	*	*

Net asset value per share	$26.88	$29.45

Market value per share	$26.90	$29.41

* On April 7, 2022, the Teucrium Agricultural Fund registered an indeterminate number of shares of the Fund pursuant to Rule 456(d) under the Securities Act of 1933.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

SCHEDULE OF INVESTMENTS

September 30, 2024

(Unaudited)

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Exchange-traded funds
Teucrium Corn Fund			$2,945,045	25.04%	159,401
Teucrium Soybean Fund			2,964,805	25.21	128,582
Teucrium Sugar Fund			2,897,952	24.64	220,400
Teucrium Wheat Fund			2,943,893	25.03	562,112
Total exchange-traded funds		$13,494,437	$11,751,695	99.92%

Cash equivalents
Money market funds
U.S. Bank Deposit Account	4.700%	$10,508	$10,508	0.09%	10,508

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

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Income
Realized and unrealized gain (loss) on trading of securities:
Realized (loss) gain on securities	$(277,309)	$27,457	$(891,882)	$183,856
Net change in unrealized appreciation (depreciation) on securities	375,396	5,075	(675,283)	(1,012,507)
Interest income	133	149	386	421
Total income (loss)	98,220	32,681	(1,566,779)	(828,230)

Expenses
Professional fees	6,697	34,565	54,162	186,614
Distribution and marketing fees	30,933	40,140	106,156	142,674
Custodian fees and expenses	3,772	3,942	10,838	19,341
Business permits and licenses fees	-	1,805	11,672	12,240
General and administrative expenses	1,808	2,248	9,153	15,124
Other expenses	7	8	95	8
Total expenses	43,217	82,708	192,076	376,001

Expenses waived by the Sponsor	(40,557)	(77,482)	(182,476)	(355,731)

Total expenses, net	2,660	5,226	9,600	20,270

Net income (loss)	$95,560	$27,455	$(1,576,379)	$(848,500)

Net increase (decrease) in net asset value per share	$0.39	$0.00	$(2.57)	$(1.02)
Net increase (loss) per weighted average share	$0.21	$0.04	$(3.03)	$(0.87)
Weighted average shares outstanding	460,056	739,540	520,805	972,896

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Operations
Net income (loss)	$95,560	$27,455	$(1,576,379)	$(848,500)
Capital transactions
Redemption of Shares	(1,908,854)	(1,927,396)	(5,071,302)	(16,739,970)
Total capital transactions	(1,908,854)	(1,927,396)	(5,071,302)	(16,739,970)
Net change in net assets	(1,813,294)	(1,899,941)	(6,647,681)	(17,588,470)

Net assets, beginning of period	$13,574,739	$23,886,716	$18,409,126	$39,575,245

Net assets, end of period	$11,761,445	$21,986,775	$11,761,445	$21,986,775

Net asset value per share at beginning of period	$26.49	$30.33	$29.45	$31.35

Net asset value per share at end of period	$26.88	$30.33	$26.88	$30.33

Creation of Shares	-	-	-	-
Redemption of Shares	75,000	62,500	187,500	537,500

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2024	September 30, 2023
Cash flows from operating activities:
Net income (loss)	$(1,576,379)	$(848,500)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net change in unrealized depreciation on securities	675,283	1,012,507
Changes in operating assets and liabilities:
Net sale of investments in securities	5,974,922	16,584,284
Interest receivable	12	(16)
Other assets	(1,668)	(1,768)
Other liabilities	(1,568)	(1,094)
Net cash provided by operating activities	5,070,602	16,745,413

Cash flows from financing activities:
Redemption of Shares	(5,071,302)	(16,739,970)
Net cash used in financing activities	(5,071,302)	(16,739,970)

Net change in cash equivalents	(700)	5,443
Cash equivalents, beginning of period	11,208	4,716
Cash equivalents, end of period	$10,508	$10,159

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

September 30, 2024

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024.

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

The Sponsor employs PINE Distributors, LLC (“PINE” or the “Marketing Agent”) as the Marketing Agent for the Funds. The Distribution Services Agreement among the Marketing Agent and the Sponsor calls for the Marketing Agent to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Marketing Agent and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Marketing Agent, under Financial Industry Regulatory Authority (“FINRA”) rules. For its services as the Marketing Agent, PINE receives a fee of 0.0075% of each Fund’s average daily net assets and an aggregate annual fee of $75,000 for all Funds, along with certain expense reimbursements. For its services under the SASA, PINE receives a fee of $3,500 per registered representative and $7,500 administration program fee. These services are recorded as distribution and marketing fees on the statements of operations. A summary of these expenses is included below.

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

	Three months ended September 30, 2024	Three months ended September 30, 2023	Nine months ended September 30, 2024	Nine months ended September 30, 2023
Amount Recognized for Custody Services	$3,772	$3,942	$10,838	$19,341
Amount of Custody Services Waived	$3,772	$2,750	$10,838	$18,149

Amount Recognized for Distribution Services	$837	$1,619	$3,760	$6,271
Amount of Distribution Services Waived	$837	$1,619	$3,760	$6,271

Amount Recognized for Wilmington Trust	$-	$145	$-	$145
Amount of Wilmington Trust Waived	$-	$145	$-	$145

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2021 to December 31, 2023, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. This policy has been applied to all existing tax positions upon the Fund’s initial adoption. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2024 and for the years ended December 31, 2023, 2022 and 2021. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three and nine months ended September 30, 2024 and 2023.

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

Cash Equivalents

Cash equivalents are highly liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short term maturities. The Fund has these balances of its assets on deposit with banks. Assets deposited with a financial institution may, at times, exceed federally insured limits. TAGS had a balance of $10,508 and $11,208 in money market funds at September 30, 2024 and December 31, 2023, respectively; these balances are included in cash equivalents on the statements of assets and liabilities.

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

These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Marketing Agent, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Fund. Such expenses are primarily recorded as distribution and marketing fees on the statements of operations. All asset-based fees and expenses for the Funds are calculated on the prior day’s net assets.

	Three months ended September 30, 2024	Three months ended September 30, 2023	Nine months ended September 30, 2024	Nine months ended September 30, 2023
Recognized Related Party Transactions	$18,684	$26,482	$74,590	$105,812
Waived Related Party Transactions	$18,684	$1,347	$47,589	$70,069

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

TAGS
Three months ended September 30, 2024	$40,557
Three months ended September 30, 2023	$77,482
Nine months ended September 30, 2024	$182,476
Nine months ended September 30, 2023	$355,731

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

On September 30, 2024 and December 31, 2023, the reported value at the close of the market for each commodity futures contract of the Underlying Funds fairly reflected the value of the futures and no alternative valuations were required.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of September 30, 2024 and December 31, 2023:

September 30, 2024

				Balance as of
Assets:	Level 1	Level 2	Level 3	September 30, 2024
Exchange Traded Funds	$11,751,695	$-	$-	$11,751,695
Cash Equivalents	10,508	-	-	10,508
Total	$11,762,203	$-	$-	$11,762,203

December 31, 2023

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2023
Exchange Traded Funds	$18,401,900	$-	$-	$18,401,900
Cash Equivalents	11,208	-	-	11,208
Total	$18,413,108	$-	$-	$18,413,108

For the three and nine months ended September 30, 2024 and year ended December 31, 2023, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the three and nine months ended September 30, 2024 and 2023. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Per Share Operation Performance
Net asset value at beginning of period	$26.49	$30.33	$29.45	$31.35
Income (loss) from investment operations:
Net realized and unrealized gain (loss) on investment transactions	0.40	0.00	(2.55)	(1.00)
Total expenses, net	(0.01)	0.00	(0.02)	(0.02)
Net increase (decrease) in net asset value	0.39	-	(2.57)	(1.02)
Net asset value at end of period	$26.88	$30.33	$26.88	$30.33
Total Return	1.50%	-0.02%	-8.73%	-3.25%
Ratios to Average Net Assets (Annualized)
Total expenses	1.46%	1.42%	1.80%	1.67%
Total expenses, net	0.09%	0.09%	0.09%	0.09%
Net investment loss	-0.09%	-0.09%	-0.09%	-0.09%

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

Note 7 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended September 30, 2024 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund.

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

The occurrence of a severe weather event, natural disaster, terrorist attack, geopolitical events, outbreak, or public health emergency as declared by the World Health Organization, the continuation or expansion of war or other hostilities, or a prolonged government shutdown may have significant adverse effects on an Agricultural Fund and its investments and alter current assumptions and expectations. For example, in late February 2022, Russia invaded Ukraine, significantly amplifying already existing geopolitical tensions among Russia and other countries in the region and in the west. The responses of countries and political bodies to Russia’s actions, the larger overarching tensions, and Ukraine’s military response and the potential for wider conflict may increase financial market volatility generally, have severe adverse effects on regional and global economic markets, and cause volatility in the price of agricultural commodities, agricultural futures, and the share price of an Agricultural Funds.

The types of events discussed above, including the contagion of the COVID-19 virus and other infectious viruses or diseases, as well as any attendant climate of uncertainty and panic, may adversely affect global, regional, and local economies and reduce the availability of potential investment opportunities, and increases the difficulty of performing due diligence and modeling market conditions, potentially reducing the accuracy of financial projections. Under these circumstances, the Funds may have difficulty achieving their investment objectives, which may adversely impact performance. Further, such events can be highly disruptive to economies and markets, significantly disrupt the operations of individual companies (including, but not limited to, the Funds’ Sponsor and third-party service providers), sectors, industries, markets, securities and commodity exchanges, currencies, interest and inflation rates, credit ratings, investor sentiment, and other factors affecting the value of the Funds’ investments. These factors could cause substantial market volatility, exchange trading suspensions and closures that could impact the ability of the Funds to complete redemptions and otherwise affect Fund performance and Fund trading in the secondary market. A widespread crisis may also affect the global economy in ways that cannot necessarily be foreseen at the current time. How long such events will last and whether they will continue or recur cannot be predicted. Impacts from these events could have significant impact on a Fund’s performance, resulting in losses to your investment. The global economic shocks being experienced as of the date hereof may cause the underlying assumptions and expectations of the Funds to become outdated quickly or inaccurate, resulting in significant losses.

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

Each Benchmark is rebalanced periodically to ensure that each of the Benchmark Component Futures Contracts is weighted in the same proportion as in the investment objective for each Fund. The following tables reflect the September 30, 2024, Benchmark Component Futures Contracts weights for each of the Funds, the contract held is identified by the generally accepted nomenclature of contract month and year, which may differ from the month in which the contract expires:

CORN Benchmark Component Futures Contracts	Notional Value	Weight (%)
CBOT Corn Futures (1,007 contracts, MAR25)	$22,216,938	35%
CBOT Corn Futures (845 contracts, MAY25)	19,044,188	30
CBOT Corn Futures (970 contracts, DEC25)	22,019,000	35

Total at September 30, 2024	$63,280,126	100%

SOYB Benchmark Component Futures Contracts	Notional Value	Weight (%)

CBOT Soybean Futures (207 contracts, JAN25)	$11,128,838	35%
CBOT Soybean Futures (175 contracts, MAR5)	9,524,375	30
CBOT Soybean Futures (202 contracts, NOV25)	11,056,975	35

Total at September 30, 2024	$31,710,188	100%

CANE Benchmark Component Futures Contracts	Notional Value	Weight (%)

ICE Sugar Futures (215 contracts, MAY25)	$5,068,840	35%
ICE Sugar Futures (193 contracts, JUL25)	4,349,139	30
ICE Sugar Futures (226 contracts, MAR26)	5,047,213	35

Total at September 30, 2024	$14,465,192	100%

WEAT Benchmark Component Futures Contracts	Notional Value	Weight (%)

CBOT Wheat Futures (1,595 contracts, MAR25)	$48,188,937	35%
CBOT Wheat Futures (1,344 contracts, MAY25)	41,378,400	30
CBOT Wheat Futures (1,491 contracts, DEC25)	48,122,025	35

Total at September 30, 2024	$137,689,362	100%

TAGS Benchmark Component Futures Contracts	Fair Value	Weight (%)
Shares of Teucrium Corn Fund (159,401 shares)	$2,945,045	25%
Shares of Teucrium Soybean Fund (128,582 shares)	2,964,805	25
Shares of Teucrium Wheat Fund (562,112 shares)	2,943,893	25
Shares of Teucrium Sugar Fund (220,400 shares)	2,897,952	25

Total at September 30, 2024	$11,751,695	100%

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

The Funds seek to earn interest and other income (“interest income”) from cash equivalents that it purchases and, on the cash it holds through the Custodian or other financial institutions. The Sponsor anticipates that the interest income will increase the NAV of each Fund. The Funds apply the interest income to the acquisition of additional investments or use it to pay its expenses. If the Fund reinvests the earned interest income, it makes investments that are consistent with its investment objectives as disclosed. Any cash equivalent invested by a Fund will have original maturity dates of three and nine months or less at inception. Any cash equivalent invested by a Fund will be deemed by the Sponsor to be of investment grade quality. As of September 30, 2024, available cash balances in each of the Funds were invested in the U.S. Bank Demand Deposit Account, Goldman Sachs Financial Square Government Fund, and in commercial paper with maturities of ninety days or less. Additionally, the CORN, SOYB, CANE, and WEAT may invest a portion of the amount of funds required to be deposited with the FCM as initial margin in U.S. Treasury obligations with time to maturity of 90 days or less. The obligations are purchased and held in the respective Fund accounts through the FCM.

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

Performance Summary

This report covers the periods from January 1 to September 30, 2024 for CORN, SOYB, CANE, WEAT, and TAGS. Total expenses are presented both gross and net of any expenses waived or paid by the Sponsor that would have been incurred by the Funds (“expenses waived by the Sponsor”).

CORN Per Share Operation Performance
Net asset value at beginning of period	$21.61
Income from investment operations:
Investment income	0.77
Net realized and unrealized loss on commodity futures contracts	(3.47)
Total expenses	(0.43)
Net decrease in net asset value	(3.13)
Net asset value end of period	$18.48
Total Return	-14.52%
Ratios to Average Net Assets (Annualized)
Total expenses	2.98%
Total expenses, net	2.98%
Net investment income	2.32%

SOYB Per Share Operation Performance
Net asset value at beginning of period	$27.03
Income from investment operations:
Investment income	0.96
Net realized and unrealized loss on commodity futures contracts	(4.36)
Total expenses, net	(0.57)
Net decrease in net asset value	(3.97)
Net asset value at end of period	$23.06
Total Return	-14.69%
Ratios to Average Net Assets (Annualized)
Total expenses	3.17%
Total expenses, net	3.17%
Net investment income	2.13%

CANE Per Share Operation Performance
Net asset value at beginning of period	$12.44
Income (loss) from investment operations:
Investment income	0.49
Net realized and unrealized gain on commodity futures contracts	0.62
Total expenses, net	(0.40)
Net increase in net asset value	0.71
Net asset value at end of period	$13.15
Total Return	5.70%
Ratios to Average Net Assets (Annualized)
Total expenses	4.26%
Total expenses, net	4.26%
Net investment income	0.99%

WEAT Per Share Operation Performance
Net asset value at beginning of period	$5.98
Income (loss) from investment operations:
Investment income	0.22
Net realized and unrealized loss on commodity futures contracts	(0.83)
Total expenses, net	(0.13)
Net decrease in net asset value	(0.74)
Net asset value at end of period	$5.24
Total Return	-12.42%
Ratios to Average Net Assets (Annualized)
Total expenses	3.16%
Total expenses, net	3.16%
Net investment income	2.08%

TAGS Per Share Operation Performance
Net asset value at beginning of period	$29.45
Income from investment operations:
Net realized and unrealized loss on investment transactions	(2.55)
Total expenses	(0.02)
Net decrease in net asset value	(2.57)
Net asset value at end of period	26.88
Total Return	-8.73%
Ratios to Average Net Assets (Annualized)
Total expenses	1.80%
Total expenses, net	0.09%
Net investment loss	-0.09%

Past performance of a Fund is not necessarily indicative of future performance.

Results of Operations

The following includes a section for each Fund of the Trust.

The discussion below addresses the material changes in the results of operations for the three and nine months ended September 30, 2024 compared to the same period in 2023. The following includes a section for each Fund of the Trust for the periods in which each Fund was in operation. CORN, SOYB, WEAT, CANE and TAGS each operated for the entirety of all periods.

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

In addition, the Agricultural Funds, except for TAGS, which has no such fee, are contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum.

The Agricultural Funds generally pay for all brokerage fees, taxes, and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. Each Fund also pays its portion of the fees and expenses associated with the Trust’s tax accounting and reporting requirements. Certain aggregate expenses common to all Funds within the Trust are allocated by the Sponsor to the respective funds based on activity drivers deemed most appropriate by the Sponsor for such expenses, including but not limited to relative assets under management and creation order activity. These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Marketing Agent, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to services provided by the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Funds and are, primarily, included as distribution and marketing fees on the statements of operations. These amounts, for the Trust and for each Fund, are detailed in the notes to the financial statements included in Part I of this filing.

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

On September 30, 2024, the Corn Fund held a total of 2,822 CBOT Corn Futures contracts with a notional value of $63,280,126. The contracts had an asset fair value of $1,480,759 and had a liability fair value of $1,610,807.  The weighting of the notional value of the contracts is as follows: (1) 35% to the MAR25 contracts, the second to expire CBOT Corn Futures Contract, (2) 30% to MAY25 CBOT contracts, the third to expire CBOT Corn Futures Contract, and (3) 35% to DEC25 CBOT contracts, the CBOT Corn Futures Contract expiring in the December following the expiration month of the third to expire contract.

	Quarter Ending	Quarter Ending	Quarter Ending
	September 30, 2024	September 30, 2023	June 30, 2024
Total Net Assets	$63,279,409	$90,448,376	$63,128,450
Shares Outstanding	3,425,004	4,100,004	$3,450,004
Net Asset Value per share	$18.48	$22.06	$18.30
Closing Price	$18.49	$22.02	$18.31

Total net assets for the Fund decreased year over year by 30%, driven by a combination of a decrease in total shares outstanding of 675,000 shares or 16% and a decrease in the NAV per share of ($3.58) or 16%. The net assets for the Fund increased by 0.24% when comparing September 30, 2024, to June 30, 2024. The change in total net assets year over year, in the opinion of management, was generally due to a combination of a depreciation of commodity prices and investor out-flows which was driven by excess supply estimates, and mandates for plant-based renewable fuels contributing to weakness.

For the Three Months Ended September 30, 2024, compared to the Three Months Ended September 30, 2023

	Three Months Ended	Three Months Ended
	September 30, 2024	September 30, 2023
Average daily total net assets	$59,243,872	$97,865,799
Net realized and unrealized (loss) gain on futures contracts	$327,116	$(1,711,635)
Interest income earned on cash equivalents	$937,064	$1,291,003
Annualized interest yield based on average daily total net assets	1.58%	1.32%
Net Income (Loss)	$598,292	$(1,116,390)
Weighted average share outstanding	3,312,232	4,325,276
Management Fees	$148,919	$246,675
Total gross fees and other expenses excluding management fees	$355,794	$449,083
Brokerage Commissions	$17,785	$23,697
Total gross expense ratio	3.39%	2.82%
Total expense ratio net of expenses waived by the Sponsor	3.39%	2.82%
Net investment gain	1.82%	2.41%
Creation of Shares	500,000	550,000
Redemption of Shares	525,000	525,000

For the Nine Months Ended September 30, 2024, compared to the Nine Months Ended September 30, 2023

	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023
Average daily total net assets	$67,142,368	$111,120,328
Net realized and unrealized loss on futures contracts	$(12,400,610)	$(25,219,303)
Interest income earned on cash equivalents	$2,661,171	$4,013,603
Annualized interest yield based on average daily total net assets	3.96%	3.61%
Net Loss	$(11,235,560)	$(23,294,832)
Weighted average share outstanding	3,462,778	4,571,341
Management Fees	$502,651	$831,119
Total gross fees and other expenses excluding management fees	$993,470	$1,258,013
Brokerage Commissions	$39,697	$54,865
Expenses waived by the Sponsor	$-	$-
Total gross expense ratio	2.98%	2.51%
Total expense ratio net of expenses waived by the Sponsor	2.98%	2.51%
Net investment gain	2.32%	2.32%
Creation of Shares	1,200,000	800,000
Redemption of Shares	1,525,000	2,375,000

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

The decrease in interest and other income year over year was due to lower average net assets and declining interest rates. As a result, the amount of interest income earned was lower in the three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023. The Fund seeks to earn interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper. These interest rate levels may be lower or higher than the projected interest rates stated in the prospectuses and thus will impact your breakeven point.

The increase/decrease in management fee paid to the Sponsor is a result of higher/lower average net assets. As a result of the decline in the amount of assets of the Fund, the amount of management fees was lower in the three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

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

The decrease in total gross fees and other expenses excluding management fees for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023 was generally due to the allocation of expenses and total net assets relative to the other Funds. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to September 30, 2024 and serves to illustrate the relative changes of these components.

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

On September 30, 2024, the Fund held a total of 584 CBOT soybean futures contracts with a notional value of $31,710,188. The contracts had an asset fair value of $376,038 and had a liability fair value of $1,417,811. The weighting of the notional value of the contracts is as follows: (1) 35% to JAN25 CBOT contracts, (2) 30% to MAR25 CBOT contracts, and (3) 35% to NOV25 CBOT contracts.

	Quarter Ending	Quarter Ending	Quarter Ending
	September 30, 2024	September 30, 2023	June 30, 2024
Total Net Assets	$31,704,444	$31,176,395	$27,798,068
Shares Outstanding	1,375,004	1,150,004	1,175,004
Net Asset Value per share	$23.06	$27.11	$23.66
Closing Price	$23.05	$27.07	$23.65

Total net assets for the Fund increased year over year by 2%, driven by a combination of an increase in total shares outstanding of 225,000 shares or 20% and by a decrease in the NAV per share of ($4.05) or 15%. The net assets for the Fund increased by 14% when comparing September 30, 2024, to June 30, 2024. The change in total net assets year over year, in the opinion of management, was generally due to a combination of a depreciation of commodity prices and investor out-flows which was driven by excess supply estimates, and mandates for plant-based renewable fuels contributing to weakness.

For the Three Months Ended September 30, 2024, compared to the Three Months Ended September 30, 2023

	Three Months Ended	Three Months Ended
	September 30, 2024	September 30, 2023
Average daily total net assets	$26,355,458	$36,382,730
Net realized and unrealized loss on futures contracts	$(615,242)	$(196,495)
Interest income earned on cash and cash equivalents	$346,084	$481,521
Annualized interest yield based on average daily total net assets	1.31%	1.32%
Net Loss	$(503,151)	$(42,697)
Weighted average share outstanding	1,176,363	1,296,471
Management Fees	$66,249	$91,704
Total gross fees and other expenses excluding management fees	$167,744	$236,019
Brokerage Commissions	$1,806	$2,220
Total gross expense ratio	3.53%	3.57%
Total expense ratio net of expenses waived by the Sponsor	3.53%	3.57%
Net investment gain	1.69%	1.68%
Creation of Shares	250,000	100,000
Redemption of Shares	50,000	300,000

For the Nine Months Ended September 30, 2024, compared to the Nine Months Ended September 30, 2023

	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023
Average daily total net assets	$29,006,825	$39,188,556
Net realized and unrealized loss on futures contracts	$(4,641,611)	$(2,624,949)
Interest income earned on cash and cash equivalents	$1,151,359	$1,426,307
Annualized interest yield based on average daily total net assets	3.97%	3.64%
Net Loss	$(4,178,596)	$(2,092,763)
Weighted average share outstanding	1,199,183	1,429,674
Management Fees	$217,155	$293,109
Total gross fees and other expenses excluding management fees	$471,189	$601,012
Brokerage Commissions	$8,151	$10,999
Expenses waived by the Sponsor	$-	$-
Total gross expense ratio	3.17%	3.05%
Total expense ratio net of expenses waived by the Sponsor	3.17%	3.05%
Net investment gain	2.13%	1.81%
Creation of Shares	725,000	350,000
Redemption of Shares	425,000	1,250,000

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

The decrease in interest and other income year over year was due to lower average net assets and declining interest rates. As a result, the amount of interest income earned as a percentage of average daily total net assets was lower in the three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023. The Fund seeks to earn interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper. These interest rate levels may be lower or higher than the projected interest rates stated in the prospectuses and thus will impact your breakeven point.

The increase/decrease in management fee paid to the Sponsor is a result of lower/higher average net assets. As a result of the decline in the amount of assets of the Fund, the amount of management fees was lower in the three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

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

The decrease in total gross fees and other expenses excluding management fees for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023 was generally due to the average net assets relative to the other Funds. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to September 30, 2024 and serves to illustrate the relative changes of these components.

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
9/30/2024

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

On September 30, 2024, the Fund held a total of 634 ICE sugar futures contracts with a notional value of $14,465,192. The contracts had an asset fair value of $483,746 and a liability fair value of $36,726. The weighting of the notional value of the contracts is as follows: (1) 35% to the MAY25 ICE No 11 contracts, (2) 30% to the JUL25 ICE No 11 contracts, and (3) 35% to the MAR26 ICE No 11 contracts.

	Quarter Ending	Quarter Ending	Quarter Ending
	September 30, 2024	September 30, 2023	June 30, 2024
Total Net Assets	$14,463,660	$24,351,498	$13,705,549
Shares Outstanding	1,100,004	1,650,004	1,125,004
Net Asset Value per share	$13.15	$14.76	$12.18
Closing Price	$13.22	$14.78	$12.20

Total net assets for the Fund decreased year over year by 41%, driven by a combination of a decrease in total shares outstanding of 550,000 or 33% and a decrease in the NAV per share of ($1.61) or 11%. The net assets for the Fund increased by 6% when comparing September 30, 2024, to June 30, 2024. This change was, in the opinion of management, due to the stabilization of prices worldwide, strong demand and with modestly higher production which accelerated investor interest.

For the Three Months Ended September 30, 2024, compared to the Three Months Ended September 30, 2023

	Three Months Ended	Three Months Ended
	September 30, 2024	September 30, 2023
Average daily total net assets	$12,035,719	$23,006,747
Net realized and unrealized gain on futures contracts	$824,106	$3,205,782
Interest income earned on cash and cash equivalents	$157,396	$304,744
Annualized interest yield based on average daily total net assets	1.31%	1.32%
Net Income	$850,848	$3,311,140
Weighted average share outstanding	1,017,124	1,672,558
Management Fees	$30,254	$57,990
Total gross fees and other expenses excluding management fees	$100,400	$141,396
Brokerage Commissions	$2,913	$3,707
Total gross expense ratio	4.32%	3.44%
Total expense ratio net of expenses waived by the Sponsor	4.32%	3.44%
Net investment gain	0.88%	1.82%
Creation of Shares	325,000	325,000
Redemption of Shares	350,000	500,000

For the Nine Months Ended September 30, 2024, compared to the Nine Months Ended September 30, 2023

	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023
Average daily total net assets	$14,072,144	$27,491,693
Net realized and unrealized gain on futures contracts	$793,469	$11,951,716
Interest income earned on cash and cash equivalents	$553,337	$1,007,430
Annualized interest yield based on average daily total net assets	3.93%	3.66%
Net Income	$897,568	$12,333,619
Weighted average share outstanding	1,133,854	2,241,121
Management Fees	$105,349	$205,623
Total gross fees and other expenses excluding management fees	$343,889	$419,904
Brokerage Commissions	$8,529	$19,661
Expenses waived by the Sponsor	$-	$-
Total gross expense ratio	4.26%	3.04%
Total expense ratio net of expenses waived by the Sponsor	4.26%	3.04%
Net investment gain	0.99%	1.86%
Creation of Shares	375,000	1,525,000
Redemption of Shares	700,000	2,425,000

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

The decrease in interest and other income year over year was due to declining interest rates, decreased shares available, and was partially offset by higher average net assets. As a result, the amount of interest income earned as a percentage of average daily total net assets was lower in the three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023. The Fund seeks to earn interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper. These interest rate levels may be lower or higher than the projected interest rates stated in the prospectuses and thus will impact your breakeven point.

The increase/decrease in management fee paid to the Sponsor is a result of lower/higher average net assets. As a result of the decline in the amount of assets of the Fund, the amount of management fees was lower in the three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

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

The decrease in total gross fees and other expenses excluding management fees for the three and nine months ended September 30, 2024, respectively, compared to the three and nine months ended September 30, 2023 was generally due to lower average net assets relative to the other Funds. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to September 30, 2024 and serves to illustrate the relative changes of these components.

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
9/30/2024

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

On September 30, 2024, the Fund held a total of 4,430 CBOT wheat futures contracts with a notional value of $137,689,362. The contracts had an asset fair value of $514,389 and a liability fair value of $6,163,429. The weighting of the notional value contracts is as follows: (1) 35% to MAR 25 CBOT contracts, (2) 30% to MAY25 CBOT contracts, and (3) 35% to DEC25 CBOT contracts.

	Quarter Ending	Quarter Ending	Quarter Ending
	September 30, 2024	September 30, 2023	June 30, 2024
Total Net Assets	$137,737,170	$193,949,700	$136,406,086
Shares Outstanding	26,300,004	34,825,004	25,775,004
Net Asset Value per share	$5.24	$5.57	$5.29
Closing Price	$5.31	$5.57	$5.31

Total net assets for the Fund decreased year over year by 29%, driven by a decrease in the NAV per share of ($0.33) or 6%. The net assets for the Fund increased by 1% when comparing September 30, 2024 to June 30, 2024. The change in total net assets year over year, in the opinion of management, was generally due to a combination of the depreciation of commodity prices and investor out-flows which may be attributed to ample wheat stocks from Russia and record exports flowing from the Black Sea continue to weigh on global wheat prices.

For the Three Months Ended September 30, 2024, compared to the Three Months Ended September 30, 2023

	Three Months Ended	Three Months Ended
	September 30, 2024	September 30, 2023
Average daily total net assets	$135,677,627	$194,186,405
Net realized and unrealized loss on futures contracts	$(1,585,872)	$(32,117,209)
Interest income earned on cash and cash equivalents	$1,765,233	$2,538,278
Annualized interest yield based on average daily total net assets	1.30%	1.31%
Net Loss	$(999,368)	$(30,892,784)
Weighted average share outstanding	26,707,884	30,905,167
Management Fees	$341,047	$489,455
Total gross fees and other expenses excluding management fees	$837,682	$824,398
Brokerage Commissions	$26,622	$40,896
Total gross expense ratio	3.46%	2.68%
Total expense ratio net of expenses waived by the Sponsor	3.46%	2.68%
Net investment gain	1.72%	2.50%
Creation of Shares	2,325,000	10,225,000
Redemption of Shares	1,800,000	850,000

For the Nine Months Ended September 30, 2024, compared to the Nine Months Ended September 30, 2023

	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023
Average daily total net assets	$150,659,375	$185,503,552
Net realized and unrealized loss on futures contracts	$(22,344,800)	$(72,736,726)
Interest income earned on cash and cash equivalents	$5,906,447	$6,660,873
Annualized interest yield based on average daily total net assets	3.92%	3.59%
Net Loss	$(20,003,791)	$(69,779,924)
Weighted average share outstanding	27,659,858	27,538,649
Management Fees	$1,127,887	$1,387,465
Total gross fees and other expenses excluding management fees	$2,437,551	$2,316,606
Brokerage Commissions	$62,986	$85,354
Expenses waived by the Sponsor	$-	$-
Total gross expense ratio	3.16%	2.67%
Total expense ratio net of expenses waived by the Sponsor	3.16%	2.67%
Net investment gain	2.08%	2.13%
Creation of Shares	3,850,000	14,200,000
Redemption of Shares	8,350,000	8,050,000

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

The decrease in interest and other income year over year was due to an decrease in average net assets and declining interest rates. As a result, the amount of interest income earned as a percentage of average daily total net assets was lower and slightly higher in the three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023. The Fund seeks to earn interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper. These interest rate levels may be lower or higher than the projected interest rates stated in the prospectuses and thus will impact your breakeven point.

The decrease in management fee paid to the Sponsor is a result of lower average net assets. As a result of the decline in the amount of assets of the Fund, the amount of management fees was lower in the three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

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

The increase/decrease in total gross fees and other expenses excluding management fees for the three and nine months ended September 30, 2024, respectively, compared to the three and nine months ended September 30, 2023 was generally due to a decrease/increase in average net assets relative to the other Funds. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to September 30, 2024 and serves to illustrate the relative changes of these components.

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
9/30/2024

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

On September 30, 2024, the Fund held: 1) 159,401 shares of CORN with a fair value of $2,945,045; 2) 562,112 shares of WEAT with a fair value of $2,943,893; 3) 128,582 shares of SOYB with a fair value of $2,964,805; and 4) 220,400 shares of CANE with a fair value of $2,897,952. The weighting on September 30, 2024 was 25% to CORN, 25% to WEAT, 25% to SOYB and 25% to CANE.

	Quarter Ending	Quarter Ending	Quarter Ending
	September 30, 2024	September 30, 2023	June 30, 2024
Total Net Assets	$11,761,445	$21,986,775	$13,574,739
Shares Outstanding	437,502	725,002	512,502
Net Asset Value per share	$26.88	$30.33	$26.49
Closing Price	$26.90	$30.33	$26.52

Total net assets for the Fund decreased year over year by 47%, driven by a decrease in shares outstanding of 287,500 shares or 40%. The net assets for the Fund decreased by 13% when comparing September 30, 2024 to June 30, 2024. The change in total net assets year over year, in the opinion of management, was generally due to a combination of depreciation of commodity prices and investor out-flows which was driven by the ample supply estimates and stabilization of prices worldwide.

For the Three Months Ended September 30, 2024, compared to the Three Months Ended September 30, 2023

	Three Months Ended	Three Months Ended
	September 30, 2024	September 30, 2023
Average daily total net assets	$11,754,904	$23,042,727
Net realized and unrealized gain on securities	$98,087	$32,532
Interest income earned on cash equivalents	$133	$149
Annualized interest yield based on average daily total net assets	0.00%	0.00%
Net Income	$95,560	$27,455
Weighted average share outstanding	460,056	739,540
Total gross fees and other expenses	$43,217	$82,708
Expenses waived by the Sponsor	$(40,557)	$(77,482)
Total gross expense ratio	1.46%	1.42%
Total expense ratio net of expenses waived by the Sponsor	0.09%	0.09%
Net investment loss	(0.09)%	(0.09)%
Creation of Shares	-	-
Redemption of Shares	75,000	62,500

For the Nine Months Ended September 30, 2024, compared to the Nine Months Ended September 30, 2023

	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023
Average daily total net assets	$14,247,514	$30,113,865
Net realized and unrealized loss on securities	$(1,567,165)	$(828,651)
Interest income earned on cash equivalents	$386	$421
Annualized interest yield based on average daily total net assets	0.00%	0.00%
Net Loss	$(1,576,379)	$(848,500)
Weighted average share outstanding	520,805	972,896
Total gross fees and other expenses	$192,076	$376,001
Expenses waived by the Sponsor	$(182,476)	$(355,731)
Total gross expense ratio	1.80%	1.67%
Total expense ratio net of expenses waived by the Sponsor	0.09%	0.09%
Net investment loss	(0.09)%	(0.09)%
Creation of Shares	-	-
Redemption of Shares	187,500	537,500

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

The decrease in total gross fees and other expenses for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023 was generally due to the decrease in average net assets and the net assets relative to the other Funds. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to September 30, 2024 and serves to illustrate the relative changes of these components.

TAGS AUM Analysis
TAGS Shares Outstanding
TAGS AUM
TAGS NAV Per Share
Shares Outstanding (Thousands)
AUM (Million $) & NAV ($ per share)
1800
1600
1400
1200
1000
800
600
400
200
0
60
50
40
30
20
10
0
3/30/2012
6/30/2012
9/30/2012
12/31/2012
3/31/2013
6/30/2013
9/30/2013
12/31/2013
3/31/2014
6/30/2014
9/30/2014
12/31/2014
3/31/2015
6/30/2015
9/30/2015
12/31/2015
3/31/2016
6/30/2016
9/30/2016
12/31/2016
3/31/2017
6/30/2017
9/30/2017
12/31/2017
3/31/2018
6/30/2018
9/30/2018
12/31/2018
3/31/2019
6/30/2019
9/30/2019
12/31/2019
3/31/2020
6/30/2020
9/30/2020
12/31/2020
3/31/2021
6/30/2021
9/30/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/31/2022
3/31/2023
6/30/2023
9/30/2023
12/31/2023
3/31/2024
6/30/2024
9/30/2024

Market Outlook

The Corn Market

Corn is currently the most widely produced livestock feed grain in the United States. The two largest demands of the United States’ corn crop are used in livestock feed and ethanol production. Corn is also processed into food and industrial products, including starch, sweeteners, corn oil, beverages, and industrial alcohol. The United States Department of Agriculture (“USDA”) publishes weekly, monthly, quarterly, and annual updates for U.S. domestic and worldwide corn production and consumption, and for other grains such as soybeans and wheat which can be used in some cases as a substitute for corn. These reports are available on the USDA’s website, www.usda.gov, at no charge. The outlook provided below is from the October 2024 USDA report.

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

The United States is the world’s leading producer and exporter of corn. For the Crop Year 2024-25, the United States Department of Agriculture (“USDA”) estimates that the U.S. will produce approximately 32% of all the corn globally, of which about 15% will be exported. For 2024-2025, based on the October 2024, USDA reports, global consumption of 1,223 Million Metric Tons (MMT) is expected to be slightly higher than global production of 1,217 MMT. If the global demand for corn is not equal to global supply, this may have an impact on the price of corn. Besides the United States, other principal world corn exporters include Argentina, Brazil, Russia, South Africa, and Ukraine. Major import nations include Mexico, Japan, the European Union (EU), South Korea, Egypt, and parts of Southeast Asia. China’s production at 292 MMT is approximately 7% less than its domestic usage.

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

Historical Global Corn Yield
(1960/1961 - 2024/2025)
Yield (MT/HA)
6.5
6
5.5
5
4.5
4
3.5
3
2.5
2
1.5
1960/1961
1965/1966
1970/1971
1975/1976
1980/1981
1985/1986
1990/1991
1995/1996
2000/2001
2005/2006
2010/2011
2015/2016
2020/2021
2025/2026
Crop Year

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

Historical Global Corn Consumption
(1960/1961 - 2024/2025)
Consumption (1,000 MT)
1,350,000
1,150,000
950,000
750,000
550,000
350,000
150,000
1960/1961
1965/1966
1970/1971
1975/1976
1980/1981
1985/1986
1990/1991
1995/1996
2000/2001
2005/2006
2010/2011
2015/2016
2020/2021
2025/2026
Crop Year

The price per bushel of corn in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to August 2024.

On October 11, 2024, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2024-25. The exhibit below provides a summary of historical and current information for United States corn production.

U.S. Corn Supply/Demand Balance
Marketing Year September - August
Million Bushels
											Oct 11 Est.	23-24 to	Oct 11 Est.	24-25 to
											USDA	22-23	USDA	23-24
Crop Year	13-14	14-15	15-16	16-17	17-18	18-19	19-20	20-21	21-22	22-23	23-24	% Change	24-25	% Change
Planted Acres	95.4	90.6	88.0	94.0	90.2	88.9	89.7	90.7	92.9	88.2	94.6	7%	90.7	-4%
Harvested Acres	87.5	83.1	80.8	86.7	82.7	81.3	81.3	82.3	85.0	78.7	86.5	10%	82.7	-4%
Difference	7.9	7.5	7.2	7.3	7.5	7.6	8.4	8.4	7.9	9.5	8.1	-15%	8	-1%
Yield	158.1	171.0	168.4	174.6	176.6	176.4	167.5	171.4	176.7	173.4	177.3	2%	183.8	4%

Beginning Stocks	821	1,232	1,731	1,737	2,293	2,140	2,221	1,919	1,235	1,377	1,360	-1%	1,760	29%
Production	13,829	14,216	13,602	15,148	14,609	14,340	13,620	14,111	15,018	13,651	15,341	12%	15,203	-1%
Imports	36	32	68	57	36	28	42	24	24	39	28	-28%	25	-11%
Total Supply	14,686	15,479	15,401	16,942	16,939	16,509	15,883	16,055	16,277	15,066	16,729	11%	16,989	2%

Feed	5,040	5,280	5,114	5,470	5,304	5,429	5,900	5,607	5,671	5,486	5,814	6%	5,825	0%
Food/Seed/Industrial	6,493	6,601	6,648	6,885	7,057	6,793	6,286	6,467	6,757	6,558	6,862	5%	6,840	0%
Ethanol for Fuel(incld above)	5,124	5,200	5,224	5,432	5,605	5,378	4,857	5,028	5,320	5,176	5,471	6%	5,450	0%
Exports	1,920	1,867	1,901	2,294	2,438	2,066	1,777	2,747	2,472	1,662	2,292	38%	2,325	1%
Total Usage	13,454	13,748	13,664	14,650	14,798	14,288	13,963	14,821	14,900	13,706	14,969	9%	14,990	0%

Ending Stocks (Inventory)	1,232	1,731	1,737	2,293	2,140	2,221	1,919	1,235	1,377	1,360	1,760	29%	1,999	14%

Stocks/Use Ratio	9%	13%	13%	16%	14%	16%	14%	8%	9%	10%	12%	18%	13%	13%
farm Price ($/bushel)	$ 4.46	$ 3.70	$ 3.61	$ 3.36	$3.36	$3.61	$3.56	$4.53	$6.00	$6.54	$4.55		$4.10

Calculations:
Demand per day (incld expt)¹	36.9	37.7	37.4	40.1	40.5	39.1	38.3	40.6	40.8	37.6	41.0	9%	41.1	0%
Carry-out days supply	33.4	46.0	46.4	57.1	52.8	56.7	50.2	30.4	33.7	36.2	42.9	18%	48.7	13%
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

The Soybean Market

Global soybean production is concentrated in the U.S., Brazil, Argentina, and China. The United States Department of Agriculture (“USDA”) has estimated that, for the Crop Year 2024-25, the United States will produce approximately 125 MMT of soybeans or approximately 29% of estimated world production, with Brazil production at 169 MMT. Argentina is projected to produce about 51 MMT. For 2024-25, based on the October 2024 USDA report, global consumption of 403 MMT is estimated slightly lower than global production of 429 MMT. If the global demand for soybeans is not equal to global supply, this may have an impact on the price of soybeans. Global soybean consumption may fluctuate year over year due to any number of reasons which may include, but is not limited to, economic conditions, global health concerns, and international trade policy. Soybeans are a staple commodity used pervasively across the globe so that any contractions in consumption may only be temporary as has historically been the case. The USDA publishes weekly, monthly, quarterly, and annual updates for U.S. domestic and worldwide soybean production and consumption. These reports are available on the USDA’s website, www.usda.gov, at no charge. The outlook provided below is from the October 2024 USDA report.

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

The price per bushel of soybeans in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to August 2024.

USDA Historical Price of Soybeans/Bushel by Month
United States
Jan 2007 - Aug 2024
$18.00
$16.00
$14.00
$12.00
$10.00
$8.00
$6.00
$4.00
Jan-07
Jan-08
Jan-09
Jan-10
Jan-11
Jan-12
Jan-13
Jan-14
Jan-15
Jan-16
Jan-17
Jan-18
Jan-19
Jan-20
Jan-21
Jan-22
Jan-23
Jan-24
Jan-25

On October 11, 2024, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2024-25. The exhibit below provides a summary of historical and current information for United States soybean production.

U.S. Soybean Supply/Demand Balance
Marketing Year September - August
Million Bushels
											Oct 11 Est.	23-24 to	Oct 11 Est.	24-25 to
											USDA	22-23	USDA	23-24
Crop Year	13-14	14-15	15-16	16-17	17-18	18-19	19-20	20-21	21-22	22-23	23-24	% Change	24-25	% Change
Planted Acres	76.8	83.3	82.7	83.5	90.2	89.2	76.1	83.4	87.2	87.5	83.6	-4%	87.1	4%
Harvested Acres	76.3	82.6	81.7	82.7	89.5	87.6	74.9	82.6	86.3	86.2	82.3	-5%	86.3	5%
Difference	0.5	0.7	1.0	0.8	0.7	1.6	1.2	0.8	0.9	1.3	1.3	0%	0.8	-38%
Yield	44.0	47.5	48.0	51.9	49.3	50.6	47.4	51.0	51.7	49.6	50.6	2%	53.1	5%

Beginning Stocks	141	92	191	197	302	438	909	525	257	274	264	-4%	342	30%
Production	3,358	3,927	3,926	4,296	4,412	4,428	3,552	4,216	4,464	4,270	4,162	-3%	4,582	10%
Imports	72	33	24	22	22	14	15	20	16	25	21	-16%	15	-29%
Total Supply	3,570	4,052	4,140	4,516	4,735	4,880	4,476	4,761	4,737	4,569	4,447	-3%	4,939	11%

Crushings	1,734	1,873	1,886	1,901	2,055	2,092	2,165	2,141	2,204	2,212	2,287	3%	2,425	6%
Seed, Feed and Residual	107	146	115	147	109	127	108	97	107	114	123	8%	114	-7%
Exports	1,638	1,842	1,942	2,166	2,134	1,752	1,679	2,266	2,152	1,980	1,695	-14%	1,850	9%
Total Usage	3,478	3,862	3,944	4,214	4,297	3,971	3,952	4,504	4,463	4,305	4,105	-5%	4,389	7%

Ending Stocks (Inventory)	92	191	197	302	438	909	525	257	274	264	342	30%	550	61%

Stocks/Use Ratio	2.6%	4.9%	5.0%	7.2%	10.2%	22.9%	13.3%	5.7%	6.1%	6.1%	8%	36%	12.5%	50%
farm Price ($/bushel)	$ 13.00	$ 10.10	$ 8.95	$ 9.47	$9.33	$8.48	$8.57	$10.80	$13.30	$14.20	$12.40		$10.80

Calculations:
Demand per day (incld expt)¹	9.5	10.6	10.8	11.5	11.8	10.9	10.8	12.3	12.2	11.8	11.2	-5%	12.0	7%
Carry-out days supply	9.7	18.1	18.2	26.2	37.2	83.6	48.5	20.8	22.4	22.4	30.4	36%	45.7	50%
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

The Wheat Market

Wheat is used to produce flour, the key ingredient for breads, pasta, crackers, and many other food products, as well as several industrial products such as starches and adhesives. Wheat by-products are used in livestock feeds. Wheat is the principal food grain produced in the United States, and the United States’ output of wheat is typically exceeded only by that of China, the European Union, Russia, and India. The United States Department of Agriculture (“USDA”) estimates that for 2024-25, the principal global producers of wheat will be the EU, Russia, Ukraine, China, India, the United States, Australia, and Canada. The U.S. generates approximately 7% of global production, with approximately 42% of that being exported. For 2024-25, based on the October 2024 USDA report, global consumption of 803 MMT is estimated to be slightly higher than production of 794 MMT. If the global demand of wheat is not equal to global supply, this may have an impact on the price of wheat. Global wheat consumption may fluctuate year over year due to any number of reasons which may include, but is not limited to, economic conditions, global health concerns, international trade policy. Wheat is a staple commodity used pervasively across the globe so that any contractions in consumption may only be temporary as has historically been the case. The USDA publishes weekly, monthly, quarterly, and annual updates for U.S. domestic and worldwide wheat production and consumption. These reports are available on the USDA’s website, www.usda.gov, at no charge. The outlook provided herein is from the October 2024 USDA report.

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

The price per bushel of wheat in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to August 2024.

USDA Historical Price of Wheat/Bushel by Month
United States
Jan 2007 - Aug 2024
$12.00
$11.00
$10.00
$9.00
$8.00
$7.00
$6.00
$5.00
$4.00
$3.00
$2.00
Jan-07
Jan-08
Jan-09
Jan-10
Jan-11
Jan-12
Jan-13
Jan-14
Jan-15
Jan-16
Jan-17
Jan-18
Jan-19
Jan-20
Jan-21
Jan-22
Jan-23
Jan-24
Jan-25

On October 11, 2024, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2024-25. The exhibit below provides a summary of historical and current information for United States wheat production.

U.S. Wheat Supply/Demand Balance
Marketing Year June - May
Million Bushels
											Oct 11 Est.	23-24 to	Oct 11 Est.	24-25 to
											USDA	22-23	USDA	23-24
Crop Year	13-14	14-15	15-16	16-17	17-18	18-19	19-20	20-21	21-22	22-23	23-24	% Change	24-25	% Change
Planted Acres	56.2	56.8	55.0	50.1	46.1	47.8	45.5	44.5	46.7	45.8	49.6	8%	46.1	-7%
Harvested Acres	45.3	46.4	47.3	43.8	37.6	39.6	37.4	36.8	37.1	35.5	37.1	5%	38.5	4%
Difference	10.9	10.4	7.7	6.3	8.5	8.2	8.1	7.7	9.6	10.3	12.5	21%	7.6	-39%
Yield	47.1	43.7	43.6	52.7	46.4	47.6	51.7	49.7	44.3	46.5	48.7	5%	51.2	5%

Beginning Stocks	718	590	752	976	1,181	1,099	1,080	1,028	845	674	570	-15%	696	22%
Production	2,135	2,026	2,062	2,309	1,741	1,885	1,932	1,828	1,646	1,650	1,804	9%	1,971	9%
Imports	173	151	113	118	158	135	104	100	96	122	138	13%	115	-17%
Total Supply	3,026	2,768	2,927	3,402	3,080	3,119	3,116	2,956	2,588	2,446	2,512	3%	2,783	11%

Food	955	958	957	949	964	954	962	961	971	972	961	-1%	964	0%
Seed	77	79	67	61	63	59	62	64	58	68	62	-9%	62	0%
Feed and residual	228	114	149	160	47	88	95	93	88	74	85	15%	120	41%
Exports	1,176	864	778	1,051	906	937	969	994	796	762	707	-7%	825	17%
Total Usage	2,436	2,015	1,951	2,222	1,981	2,039	2,087	2,111	1,913	1,876	1,815	-3%	1,971	9%

Ending Stocks (Inventory)	590	752	976	1,181	1,099	1,080	1,028	845	674	570	696	22%	812	17%

Stocks/Use Ratio	24.2%	37.3%	50.0%	53.2%	55.5%	53.0%	49.3%	40.0%	35.2%	30.4%	38.3%	26%	41.2%	7%
farm Price ($/bushel)	$ 6.87	$ 5.99	$ 4.89	$ 3.89	$4.72	$5.16	$4.58	$5.05	$7.63	$8.83	$6.96		$5.70

Calculations:
Demand per day (incld expt)¹	6.7	5.5	5.3	6.1	5.4	5.6	5.7	5.8	5.2	5.1	5.0	-3%	5.4	9%
Carry-out days supply	88.4	136.2	182.6	194.0	202.5	193.3	179.8	146.1	128.6	110.9	140.0	26%	150.4	7%
¹ in millions of bushels per day

Calculating the Net Asset Value

The NAV of each Fund is calculated by:

•	taking the current market value of its total assets, and
•	subtracting any liabilities.

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

ICE Data Indices, LLC disseminates the intraday indicative value (also referred to in this report as "approximate net asset value") of the Fund's Shares through the facilities of Consolidated Tape Association's Consolidated Quotation High Speed Lines (also known as the "CTA/QC High Speed Lines"). ICE Data Indices, LLC will make the Benchmark information available through online information services, such as Yahoo Finance, Bloomberg, and Reuters.

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

CORN, SOYB, CANE, WEAT, and TAGS pays for all brokerage fees, taxes, and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, FINRA, formally the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays its portion of the fees and expenses for services directly attributable to the Fund such as accounting, financial reporting, regulatory compliance, and trading activities, which the Sponsor elected not to outsource. Certain aggregate expenses common to all Teucrium Funds within the Trust are allocated by the Sponsor to the respective Funds based on activity drivers deemed most appropriate by the Sponsor for such expenses, including but not limited to relative assets under management and creation order activity. These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Marketing Agent. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Teucrium Funds, which are primarily the cost of performing certain accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Fund and are included, primarily, in distribution and marketing fees. In addition, the Agricultural Funds, except for TAGS which has no such fee, are contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum.

DEFI is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 0.94% per annum. From the Management Fee, the Sponsor pays all of the routine operational, administrative and other ordinary expenses of each Fund, generally as determined by the Sponsor, including but not limited to, fees and expenses of the Administrator, Custodian, Marketing Agent, Transfer Agent, licensors, accounting and audit fees and expenses, tax preparation expenses, legal fees, ongoing SEC registration fees, individual Schedule K-1 preparation and mailing fees, and report preparation and mailing expenses. These fees and expenses are not included in the breakeven table because they are paid for by the Sponsor through the proceeds from the Management Fee. The Fund pays all of its non-recurring and unusual fees and expenses, if any, as determined by the Sponsor. Non-recurring and unusual fees and expenses are unexpected or unusual in nature, such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses. Extraordinary fees and expenses also include material expenses which are not currently anticipated obligations of the Fund. Routine operational, administrative, and other ordinary expenses are not deemed extraordinary expenses.

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

Market Risk

Trading in Commodity or Cryptocurrency Interests such as Futures Contracts will involve the Funds entering into contractual commitments to purchase or sell specific amounts of commodities or cryptocurrencies at a specified date in the future. The gross or face amount of the contracts is expected to significantly exceed the future cash requirements of each Fund as each Fund intends to close out any open positions prior to the contractual expiration date. As a result, each Fund’s market risk is the risk of loss arising from the decline in value of the contracts, not from the need to make delivery under the contracts. The Funds consider the “fair value” of derivative instruments to be the unrealized gain or loss on the contracts. The market risk associated with the commitment by the Funds to purchase a specific commodity or cryptocurrency will be limited to the aggregate face amount of the contracts held.

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

In October 2020, the CFTC adopted new speculative position limits with respect to futures and options on futures on many physical commodities, including energy, metals, and agricultural commodities (the “core referenced futures contracts“), and on economically equivalent swaps. The CFTC’s new position limits rules include an exemption from limits for bona fide hedging transactions or positions. A bona fide hedging transaction or position may exceed the applicable federal position limits if the transaction or position: (1) represents a substitute for transactions or positions made or to be made at a later time in a physical marketing channel; (2) is economically appropriate to the reduction of price risks in the conduct and management of a commercial enterprise; and (3) arises from the potential change in value of (A) assets which a person owns, produces, manufactures, processes or merchandises, or anticipates owning, producing, manufacturing, processing or merchandising; (B) liabilities which a person owes or anticipates incurring; or (C) services that a person provides or purchases, or anticipates providing or purchasing. The CFTC’s new position rules set forth a list of enumerated bona fide hedges for which a market participant is not required to request prior approval from the CFTC in order to hold a bona fide hedge position above the federal position limit. However, a market participant holding an enumerated bona fide hedge position still would need to request an exemption from the relevant exchange for exchange-set limits. For non-enumerated bona fide hedge positions, a market participant may request CFTC approval which must be granted prior to exceeding the applicable federal position limit, except where there is a demonstrated sudden or unforeseen increase in bona fide hedging needs (in which case the application must be submitted within five business days after the market participant exceeds the applicable limit). The compliance dates for the CFTC’s new federal speculative position limits are January 1, 2022 for the core referenced futures contracts and January 1, 2023 for economically equivalent swaps.

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

Off Balance Sheet Financing

As of September 30, 2024, neither the Trust nor any of the Funds has any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Funds. While the exposure of each Fund under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial positions of each Fund.

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

Any general expenses of the Trust will be allocated among the Funds and any other series of the Trust as determined by the Sponsor in its sole and absolute discretion. The Trust is also responsible for extraordinary expenses, including, but not limited to, legal claims and liabilities and litigation costs and any indemnification related thereto. The Trust and/or the Sponsor may be required to indemnify the Trustee, Marketing Agent, or Administrator under certain circumstances.

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

Benchmark Performance

Investing in Commodity or Cryptocurrency Interests subjects the Funds to the risks of the underlying commodity or cryptocurrency market, and this could result in substantial fluctuations in the price of each Fund’s Shares. Unlike mutual funds, the Funds currently are not expected to distribute dividends to Shareholders. Although this could change if interest rates rise, and the assets of the Funds increase. Investors may choose to use the Funds as a means of investing indirectly in the underlying commodity or cryptocurrency, and there are risks involved in such investments. Investors may choose to use the Funds as vehicles to hedge against the risk of loss, and there are risks involved in hedging activities.

During the period from January 1, 2024 through September 30, 2024 the average daily change in the NAV of each Fund was within plus/minus 10 percent of the average daily change in the Benchmark of each Fund, as stated in the applicable prospectus for each Fund.

Frequency Distribution of Premiums and Discounts: NAV versus the 4pm Bid/Ask Midpoint on the NYSE Arca.

CORN	Q4 2023	Q1 2024	Q2 2024	Q3 2024	Total
Days at premium	26	20	32	30	108
Days at NAV	5	7	4	8	24
Days at discount	32	34	27	26	119

The performance data above for the Teucrium Corn Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

SOYB	Q4 2023	Q1 2024	Q2 2024	Q3 2024	Total
Days at premium	40	46	28	35	149
Days at NAV	5	2	3	5	15
Days at discount	18	13	32	24	87

The performance data above for the Teucrium Soybean Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

CANE	Q4 2023	Q1 2024	Q2 2024	Q3 2024	Total
Days at premium	31	28	30	34	123
Days at NAV	10	6	12	7	35
Days at discount	22	27	21	23	93

The performance data above for the Teucrium Sugar Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

WEAT	Q4 2023	Q1 2024	Q2 2024	Q3 2024	Total
Days at premium	26	16	21	28	91
Days at NAV	20	24	22	23	89
Days at discount	17	21	20	13	71

The performance data above for the Teucrium Wheat Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

TAGS	Q4 2023	Q1 2024	Q2 2024	Q3 2024	Total
Days at premium	16	10	27	35	88
Days at NAV	13	5	10	9	37
Days at discount	34	46	26	20	126

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

Trading in Commodity and Cryptocurrency Interests such as Futures Contracts will involve the Funds entering into contractual commitments to purchase or sell specific amounts of commodities or cryptocurrencies at a specified date in the future. The gross or face amount of the contracts is expected to significantly exceed the future cash requirements of each Fund as each Fund intends to close out any open positions prior to the contractual expiration date. As a result, each Fund’s market risk is the risk of loss arising from the decline in value of the contracts, not from the need to make delivery under the contracts. The Funds consider the “fair value” of derivative instruments to be the unrealized gain or loss on the contracts. The market risk associated with the commitment by the Funds to purchase a specific commodity or cryptocurrency will be limited to the aggregate face amount of the contracts held.

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

The tables below present a quantitative analysis of hypothetical impact of price decreases and increases in each of the commodity or cryptocurrency futures contracts held by each of the Funds, or the Underlying Funds in the case of TAGS, on the actual holdings and NAV per share as of September 30, 2024. For purposes of this analysis, all futures contracts held by the Funds and the Underlying Funds are assumed to change by the same percentage. In addition, the cash held by the Funds and any management fees paid to the Sponsor are assumed to remain constant and not impact the NAV per share. There may be very slight and immaterial differences, due to rounding, in the tables presented below.

CORN:

	September 30, 2024 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of September 30, 2024	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Corn Futures MAR25	1,007	$4.4125	$22,216,938	$19,995,244	$18,884,397	$17,773,550	$24,438,632	$25,549,479	$26,660,326
CBOT Corn Futures MAY25	845	$4.5075	$19,044,188	$17,139,769	$16,187,560	$15,235,350	$20,948,607	$21,900,816	$22,853,026
CBOT Corn Futures DEC25	970	$4.5400	$22,019,000	$19,817,100	$18,716,150	$17,615,200	$24,220,900	$25,321,850	$26,422,800
Total CBOT Corn Futures			$63,280,126	$56,952,113	$53,788,107	$50,624,100	$69,608,139	$72,772,145	$75,936,152

Shares outstanding			3,425,004	3,425,004	3,425,004	3,425,004	3,425,004	3,425,004	3,425,004

Net Asset Value per Share attributable directly to CBOT Corn Futures			$18.48	$16.63	$15.70	$14.78	$20.32	$21.25	$22.17
Total Net Asset Value per Share as reported			$18.48
Change in the Net Asset Value per Share				$(1.85)	$(2.77)	$(3.70)	$1.85	$2.77	$3.70

Percent Change in the Net Asset Value per Share				-10.00%	-15.00%	-20.00%	10.00%	15.00%	20.00%

SOYB:

	September 30, 2024 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of September 30, 2024	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Soybean Futures JAN25	207	$10.7525	$11,128,838	$10,015,954	$9,459,512	$8,903,070	$12,241,722	$12,798,164	$13,354,606
CBOT Soybean Futures MAR25	175	$10.8850	$9,524,375	$8,571,938	$8,095,719	$7,619,500	$10,476,813	$10,953,031	$11,429,250
CBOT Soybean Futures NOV25	202	$10.9475	$11,056,975	$9,951,278	$9,398,429	$8,845,580	$12,162,673	$12,715,521	$13,268,370
Total CBOT Soybean Futures			$31,710,188	$28,539,170	$26,953,660	$25,368,150	$34,881,208	$36,466,716	$38,052,226

Shares outstanding			1,375,004	1,375,004	1,375,004	1,375,004	1,375,004	1,375,004	1,375,004

Net Asset Value per Share attributable directly to CBOT Soybean Futures			$23.06	$20.76	$19.60	$18.45	$25.37	$26.52	$27.67
Total Net Asset Value per Share as reported			$23.06
Change in the Net Asset Value per Share				$(2.31)	$(3.46)	$(4.61)	$2.31	$3.46	$4.61

Percent Change in the Net Asset Value per Share				-10.00%	-15.00%	-20.00%	10.00%	15.00%	20.00%

CANE:

	September 30, 2024 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of September 30, 2024	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
ICE #11 Sugar Futures MAY25	215	$0.2105	$5,068,840	$4,561,956	$4,308,514	$4,055,072	$5,575,724	$5,829,166	$6,082,608
ICE #11 Sugar Futures JUL25	193	$0.2012	$4,349,139	$3,914,225	$3,696,768	$3,479,311	$4,784,053	$5,001,510	$5,218,967
ICE #11 Sugar Futures MAR26	226	$0.1994	$5,047,213	$4,542,492	$4,290,131	$4,037,770	$5,551,934	$5,804,295	$6,056,656
Total ICE #11 Sugar Futures			$14,465,192	$13,018,673	$12,295,413	$11,572,153	$15,911,711	$16,634,971	$17,358,231

Shares outstanding			1,100,004	1,100,004	1,100,004	1,100,004	1,100,004	1,100,004	1,100,004

Net Asset Value per Share attributable directly to ICE #11 Sugar Futures			$13.15	$11.84	$11.18	$10.52	$14.47	$15.12	$15.78
Total Net Asset Value per Share as reported			$13.15
Change in the Net Asset Value per Share				$(1.32)	$(1.97)	$(2.63)	$1.32	$1.97	$2.63

Percent Change in the Net Asset Value per Share				-10.00%	-15.00%	-20.00%	10.00%	15.00%	20.00%

WEAT:

	September 30, 2024 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of September 30, 2024	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Wheat Futures MAR25	1,595	$6.0425	$48,188,937	$43,370,043	$40,960,596	$38,551,150	$53,007,831	$55,417,278	$57,826,724
CBOT Wheat Futures MAY25	1,344	$6.1575	$41,378,400	$37,240,560	$35,171,640	$33,102,720	$45,516,240	$47,585,160	$49,654,080
CBOT Wheat Futures DEC26	1,491	$6.4550	$48,122,025	$43,309,823	$40,903,721	$38,497,620	$52,934,228	$55,340,329	$57,746,430
Total CBOT Wheat Futures			$137,689,362	$123,920,426	$117,035,957	$110,151,490	$151,458,299	$158,342,767	$165,227,234

Shares outstanding			26,300,004	26,300,004	26,300,004	26,300,004	26,300,004	26,300,004	26,300,004

Net Asset Value per Share attributable directly to CBOT Wheat Futures			$5.24	$4.71	$4.45	$4.19	$5.76	$6.02	$6.28
Total Net Asset Value per Share as reported			$5.24
Change in the Net Asset Value per Share				$(0.52)	$(0.79)	$(1.05)	$0.52	$0.79	$1.05

Percent Change in the Net Asset Value per Share				-10.00%	-14.99%	-19.99%	10.00%	14.99%	19.99%

TAGS:

	September 30, 2024 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of September 30, 2024	Number of Shares Held	Closing NAV	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value
Teucrium Corn Fund	159,401	$18.4757	$2,945,045	$2,650,541	$2,503,288	$2,356,036	$3,239,550	$3,386,802	$3,534,054
Teucrium Soybean Fund	128,582	$23.0577	$2,964,805	$2,668,325	$2,520,084	$2,371,844	$3,261,286	$3,409,526	$3,557,766
Teucrium Wheat Fund	562,112	$5.2372	$2,943,893	$2,649,504	$2,502,309	$2,355,114	$3,238,282	$3,385,477	$3,532,672
Teucrium Sugar Fund	220,400	$13.1486	$2,897,952	$2,608,157	$2,463,259	$2,318,362	$3,187,747	$3,332,645	$3,477,542
Total value of shares of the Underlying Funds			$11,751,695	$10,576,527	$9,988,940	$9,401,356	$12,926,865	$13,514,450	$14,102,034

Shares outstanding			437,502	437,502	437,502	437,502	437,502	437,502	437,502

Net Asset Value per Share attributable directly to shares of the Underlying Funds			$26.86	$24.17	$22.83	$21.49	$29.55	$30.89	$32.23
Total Net Asset Value per Share as reported			$26.88
Change in the Net Asset Value per Share				$(2.69)	$(4.03)	$(5.37)	$2.69	$4.03	$5.37

Percent Change in the Net Asset Value per Share				-9.99%	-14.99%	-19.98%	9.99%	14.99%	19.98%

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

On May 10, 2024, Van Eck Associates Corporation replaced Dale Riker as a Class A member of the Sponsor.

Except as described above, within the past 10 years of the date of this report, there have been no material administrative, civil, or criminal actions against the Sponsor, the Trust or any of the Funds, or any principal or affiliate of any of them. This includes any actions pending, on appeal, concluded, threatened, or otherwise known to them.

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

From June 9, 2010 (the commencement of operations) through September 30, 2024, 47,800,000 Shares of the Fund were sold at an aggregate offering price of $1,067,238,258 The Fund paid fees to the Marketing Agent for its services to the Fund from June 9, 2010 (the commencement of operations) through September 30, 2024 in an amount equal to $1,254,691, resulting in net offering proceeds of $1,065,983,567. The offering proceeds were invested in corn futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Teucrium Soybean Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-167590	10,000,000	June 13, 2011
2	333-196210	-	June 30, 2014
3	333-217247	-	May 1, 2017
4	333-223940	5,000,000	April 30, 2018
5	333-241569	15,000,000	August 24, 2020
6	333-263448	Indeterminate Number of Shares	April 7, 2022

From September 19, 2011 (the commencement of the offering) through September 30, 2024, 17,500,000 Shares of the Fund were sold at an aggregate offering price of $327,483,337. The Fund paid fees to the Marketing Agent for its services to the Fund through September 30, 2024 in an amount equal to $276,887, resulting in net offering proceeds of $327,206,450. The offering proceeds were invested in soybean futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Teucrium Sugar Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-167585	10,000,000	June 13, 2011
2	333-196211	-	June 30, 2014
3	333-217248	-	May 1, 2017
4	333-223941	5,000,000	April 30, 2018
5	333-248545	15,000,000	October 2, 2020
6	333-263438	Indeterminate Number of Shares	April 7, 2022

From September 19, 2011 (the commencement of the offering) through September 30, 2024, 13,675,000 Shares of the Fund were sold at an aggregate offering price of $131,301,928. The Fund paid fees to the Marketing Agent for its services to the Fund through September 30, 2024 in an amount equal to $119,180, resulting in net offering proceeds of $131,182,748. The offering proceeds were invested in sugar futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Teucrium Wheat Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-167591	10,000,000	June 13, 2011
2	333-196209	-	June 30, 2014
3	333-212481	25,050,000	July 15, 2016
4	333-230623	30,000,000	April 29, 2019
5	333-263293	Indeterminate Number of Shares	March 9, 2022

From September 19, 2011 (the commencement of the offering) through September 30, 2024, 134,600,000 Shares of the Fund were sold at an aggregate offering price of $1,249,453,196. The Fund paid fees to the Marketing Agent for its services to the Fund through September 30, 2024 in an amount equal to $637,270, resulting in net offering proceeds of $1,248,815,926. The offering proceeds were invested in wheat futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Teucrium Agricultural Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-173691	5,000,000	February 10, 2012
2	333-201953	-	April 30, 2015
3	333-223943	-	April 30, 2018
4	333-254650	-	April 30, 2021
5	333-263450	Indeterminate Number of Shares	April 7, 2022

From March 28, 2012 (the commencement of the offering) through September 30, 2024, 2,287,500 Shares of the Fund were sold at an aggregate offering price of $77,555,646. The Fund paid fees to the Marketing Agent for its services to the Fund through September 30, 2024 in an amount equal to $37,007, resulting in net offering proceeds of $77,518,639. The offering proceeds were invested in Shares of the Underlying Funds and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Issuer Purchases of CORN Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2024	250,000	$ 18.09	N/A	N/A
August 1 to August 31, 2024	225,000	$ 17.54	N/A	N/A
September 1 to September 30, 2024	50,000	$ 18.06	N/A	N/A
Total	525,000	$ 17.85

January 1 to September 30, 2024	1,525,000	$ 19.36	N/A	N/A

Issuer Purchases of CANE Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2024	125,000	$ 11.63	N/A	N/A
August 1 to August 31, 2024	100,000	$ 11.11	N/A	N/A
September 1 to September 30, 2024	125,000	$ 12.87	N/A	N/A
Total	350,000	$ 11.92

January 1 to September 30, 2024	700,000	$ 12.60	N/A	N/A

Issuer Purchases of WEAT Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2024	-	$ -	N/A	N/A
August 1 to August 31, 2024	325,000	$ 5.04	N/A	N/A
September 1 to September 30, 2024	1,475,000	$ 5.19	N/A	N/A
Total	1,800,000	$ 5.16

January 1 to September 30, 2024	8,350,000	$ 5.57	N/A	N/A

Issuer Purchases of SOYB Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2024	50,000	$ 23.30	N/A	N/A
August 1 to August 31, 2024	-	$ -	N/A	N/A
September 1 to September 30, 2024	-	$ -	N/A	N/A
Total	50,000	$ 23.30

January 1 to September 30, 2024	425,000	$ 24.95	N/A	N/A

Issuer Purchases of TAGS Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2024	50,000	$ 25.88	N/A	N/A
August 1 to August 31, 2024	25,000	$ 24.60	N/A	N/A
September 1 to September 30, 2024	-	$ -	N/A	N/A
Total	75,000	$ 25.45

January 1 to September 30, 2024	187,500	$ 27.05	N/A	N/A

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

Date: November 12, 2024

Teucrium Commodity Trust (Registrant)

By:	Teucrium Trading, LLC
its Sponsor

By:	/s/ Sal Gilbertie
Name:	Sal Gilbertie
Chief Executive Officer

Date: November 12, 2024