Form 10-K
period 2024-12-31
Teucrium Commodity Trust
filed 2025-03-05
CIK 1471824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes

The aggregate market value of the units of each series of the registrant held by non-affiliates as of June 30, 2024 are included in the table below:

	Aggregate Market Value of Each Fund's Shares Held by Non-Affiliates as of June 30, 2024	Total Number of Outstanding Shares as of March 4, 2025

Teucrium Corn Fund	$63,169,500	3,175,004

Teucrium Sugar Fund	13,725,000	975,004

Teucrium Soybean Fund	27,789,925	1,225,004

Teucrium Wheat Fund	136,865,250	24,400,004

Teucrium Agricultural Fund	25,909	400,002

Total	$241,575,584

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

PART I

Item 1. Business

The Trust and the Funds

Teucrium Commodity Trust (“Trust”), a Delaware statutory trust organized on September 11, 2009, is a series trust consisting of five series: Teucrium Corn Fund (“CORN”), Teucrium Sugar Fund (“CANE”), Teucrium Soybean Fund (“SOYB”), Teucrium Wheat Fund (“WEAT” and, together with CORN, CANE and SOYB, the “Agriculture Funds”) and Teucrium Agricultural Fund (“TAGS”).   Hashdex Bitcoin Futures ETF (“DEFI") was a series of the Trust prior to the merger closing on January 3, 2024.  As discussed elsewhere in this form 10-K, the Trust, on behalf of its series, Hashdex Bitcoin Futures Fund ("Acquired Fund"), and Tidal Commodities Trust I, on behalf of its series, Hashdex Bitcoin Futures Fund entered into an agreement and Plan of Merger and Liquidation dated as of October 30, 2023 ("Plan of Merger").  The Merger closed on January 3, 2024.  Upon such closing, the Plan of Merger caused all of the Acquired Fund's shares to be canceled and the Acquired Fund to be liquidated.  All of the series of the Trust are collectively referred to as the “Funds” and singularly as the “Fund.” Collectively, CORN, CANE, SOYB and WEAT are referred to as the “Agricultural Funds.”  Each Fund is a commodity pool that is a series of the Trust. The Funds issue common units, called “Shares,” representing fractional undivided beneficial interests in a Fund. Effective as of April 29, 2019, the Trust and the Funds operate pursuant to the Trust's Fifth Amended and Restated Declaration of Trust and Trust Agreement (the "Trust Agreement"). The Trust Agreement may be found on the SEC’s EDGAR filing database at: https://www.sec.gov/Archives/edgar/data/1471824/000165495419004852/ex31.htm.

The Sponsor

Teucrium Trading, LLC (the “Sponsor”) is the sponsor of the Trust and each of the series of the Trust. The Sponsor is a Delaware limited liability company, formed on July 28, 2009. The principal office is located at Three Main Street, Suite 215, Burlington, Vermont 05401. The Sponsor is registered as a commodity pool operator (“CPO”) and a commodity trading adviser (“CTA”) with the Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association (“NFA”). Teucrium Investment Advisors, LLC, a wholly owned subsidiary of the Sponsor, is a Delaware limited liability company, which was formed on January 4, 2022. Teucrium Investment Advisors, LLC is a U.S. Securities and Exchange Commission (“SEC”) registered investment advisor. Teucrium Investment Advisors, LLC was registered with the CFTC as a CPO on May 2, 2022, a CTA on May 2, 2022, and a Swap Firm on May 9, 2022. Teucrium Investment Advisors, LLC became a member of the NFA on May 9, 2022.

The Trust and the Funds operate pursuant to the Trust Agreement. Under the Trust Agreement, the Sponsor is solely responsible for management and conducts or directs the conduct of the business of the Trust, the Funds, and any series of the Trust that may from time to time be established and designated by the Sponsor. The Sponsor is required to oversee the purchase and sale of Shares by Authorized Purchasers and to manage the Funds' investments, including to evaluate the credit risk of FCMs and swap counterparties and to review daily positions and margin/collateral requirements. The Sponsor has the power to enter into agreements as may be necessary or appropriate for the offer and sale of the Funds' Shares and the oversight of the Trust’s activities. Accordingly, the Sponsor is responsible for selecting service providers such as the Trustee, Administrator, Marketing Agent, the independent registered public accounting firm of the Trust, and any legal counsel employed by the Trust. The Sponsor is also responsible for preparing and filing periodic reports on behalf of the Trust with the SEC and will provide any required certification for such reports. No person other than the Sponsor and its principals was involved in the organization of the Trust or the Funds.

The Sponsor designed the Funds to offer liquidity, transparency, and capacity in single‐commodity investing for a variety of investors, including institutions and individuals, in an exchange‐traded product format. The Funds have also been designed to mitigate the impacts of contango and backwardation, situations that can occur in the course of commodity trading which can affect the potential returns to investors. Backwardation is defined as a market condition in which a futures price of a commodity is lower in the distant delivery months than in the near delivery months, while contango, the opposite of backwardation, is defined as a condition in which distant delivery prices for futures exceed spot prices, often due to the costs of storing and insuring the underlying commodity.

The Sponsor has a patent on certain business methods and procedures used with respect to the Funds.

The Funds

On June 7, 2010, the initial Form S-1 for CORN was declared effective by the SEC. On June 8, 2010, four Creation Baskets for CORN were issued representing 200,000 shares and $5,000,000. CORN began trading on the New York Stock Exchange (“NYSE”) Arca on June 9, 2010. The current registration statement for CORN was declared effective by the SEC on April 7, 2022. This registration statement for CORN registered an indeterminate number of shares.

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

The Sponsor of the Teucrium Trust, Teucrium Trading, LLC (“Teucrium”), has not received any compensation dependent on the consummation of the Merger.

Investing Strategy

Overview

The investment objective of the Agriculture Funds is to have the daily changes in the NAV of each Fund’s Shares reflect the daily changes in a weighted average of the closing settlement prices for certain futures contracts (“Futures Contracts”) for the commodity specified in the Fund’s name. (This weighted average is referred to herein as the Fund’s “Benchmark,” the Futures Contracts that at any given time make up a Fund’s Benchmark are referred to herein as the Fund’s “Benchmark Component Futures Contracts,” and the commodity  specified in the Fund’s name is referred to herein as its “Specified Commodity.") The investment objective of TAGS is to provide daily investment results that reflect the combined daily performance of the Agricultural Funds (depending on the context, sometimes referred to as the "Underlying Funds"). Each Fund pursues its investment objective by investing in a portfolio of Futures Contracts that expire in a specific month and trade on a specific exchange in the designated commodity comprising the Benchmark, or, in the case of TAGS, Shares of the Agricultural Funds.

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

The reasons for and circumstances that may trigger any such changes may vary widely and cannot be predicted. However, by way of example, the Funds may change the term structure or underlying components of the Benchmark in furtherance of a Fund’s investment objective of tracking the price of the specified commodity for future delivery (or, for TAGS, the investment objective of tracking the combined performance of the Underlying Funds) if, due to market conditions, a potential or actual imposition of position limits by the CFTC or futures exchange rules, or the imposition of risk mitigation measures by a futures commission merchant restricts the ability of the Fund (or, for TAGS, an Underlying Fund) to invest in the current Benchmark Component Futures Contracts.  The Fund would file a current report on Form 8-K and a prospectus supplement to describe any such change and the effective date of the change. Shareholders may modify their holdings of the Fund’s Shares in response to any change by purchasing or selling Fund Shares through their broker-dealer.

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

As noted, the Agricultural Funds seek to achieve their investment objective by investing under normal market conditions in Benchmark Component Futures Contracts of the Fund or, in certain circumstances, in other Futures Contracts for its Specified Commodity. In addition, and to a limited extent, a Fund also may invest in exchange traded options on Futures Contracts for its Specified Commodity. Once position limits or accountability levels on Futures Contracts on a Fund’s Specified Commodity are applicable, each Fund’s intention is to invest first in contracts and instruments such as cash-settled options on Futures Contracts and forward contracts, swaps and other over the counter transactions that are based on the price of its Specified Commodity or Futures Contracts on its Specified Commodity (collectively, “Other Commodity Interests,” and together with Futures Contracts, “Commodity Interests”). By utilizing certain or all of these investments, the Sponsor will endeavor to cause each Fund’s performance to closely track that of its Benchmark.

The Sponsor operates the Agricultural Funds with the intent to never hold a Benchmark Component Futures Contract once it becomes the next to expire contract (commonly called the “spot” contract). Accordingly, the positions of each Fund in its Specified Commodity Interests are changed or “rolled” on a regular basis in order to track the changing nature of the Benchmark. Using CORN as an example, five times a year (on the dates on which certain Corn Futures Contracts expire), a particular Corn Futures Contract will no longer be a Benchmark Component Futures Contract, and CORN's investments will have to be changed accordingly. Corn Futures Contracts traded on the CBOT expire on a specified day in the following five months: March, May, July, September, and December. Therefore, in terms of the Benchmark, in June of a given year the next to expire or “spot month” Corn Futures Contract will expire in July of that year, and the Benchmark Component Futures Contracts will be the contracts expiring in September of that year (the second to expire contract), December of that year (the third to expire contract), and December of the following year. As another example using CORN, in November of a given year the Benchmark Component Futures Contracts will be the contracts expiring in March, May and December of the following year. (CORN is designed to roll or replace its contracts five times per year but will always hold a December Corn Futures Contract as an “anchor” month.) The Sponsor will determine if the investments of a Fund will be “rolled” in one day or over a period of several days, in order that any trading does not signal unwanted market movements and to make it more difficult for third parties to profit by trading ahead based on such expected market movements. Such “roll” periods are posted to the website well in advance of the “roll” date.

The Sponsor employs a “neutral” investment strategy intended to track the changes in the Benchmark of each Fund regardless of whether the Benchmark goes up or goes down. A Fund’s “neutral” investment strategy is designed to permit investors generally to purchase and sell the Fund’s Shares for the purpose of investing indirectly in the commodity specific market in a cost-effective manner. Such investors may include participants in the specific industry and other industries seeking to hedge the risk of losses in their commodity specific related transactions, as well as investors seeking exposure to that commodity market. Accordingly, depending on the investment objective of an individual investor, the risks generally associated with investing in the commodity specific market and/or the risks involved in hedging may exist. In addition, an investment in a Fund involves the risks that the changes in the price of the Fund’s Shares will not accurately track the changes in the Benchmark, and that changes in the Benchmark will not closely correlate with changes in the price of the commodity on the spot market. The Sponsor does not intend to operate any Fund in a fashion such that its per share NAV equals, in dollar terms, the spot price of the commodity or the price of any particular commodity- specific Futures Contract.

Calculation of the Benchmarks for the Agriculture Funds

(The following section discusses the Benchmark Component Futures Contracts of the Agricultural Funds).

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

Each Benchmark is rebalanced periodically to ensure that each of the Benchmark Component Futures Contracts is weighted in the same proportion as in the investment objective for each Fund. The following tables reflect the December 31, 2024 Benchmark Component Futures Contracts weights for each of the Funds. The contract held is identified by the generally accepted nomenclature of contract month and year, which may differ from the month in which the contract expires:

CORN Benchmark Component Futures Contracts

	NUMBER OF CONTRACTS	NOTIONAL AMT.	WEIGHT (%)
CBOT corn futures MAY25	974	$22,682,025	35%
CBOT corn futures JUL25	829	$19,429,688	30%
CBOT corn futures DEC25	1,019	$22,609,063	35%

TOTAL		$64,720,776	100%

SOYB Benchmark Component Futures Contracts

	NUMBER OF CONTRACTS	NOTIONAL AMT.	WEIGHT (%)
CBOT soybean futures MAR25	175	$8,841,875	35%
CBOT soybean futures MAY25	148	$7,564,650	30%
CBOT soybean futures NOV25	172	$8,817,150	35%

TOTAL		$25,223,675	100%

CANE Benchmark Component Futures Contracts

	NUMBER OF CONTRACTS	NOTIONAL AMT.	WEIGHT (%)
ICE sugar futures MAY25	219	$4,378,248	35%
ICE sugar futures JUL25	192	$3,763,200	30%
ICE sugar futures MAR26	222	$4,400,928	35%

TOTAL		$12,542,376	100.00%

WEAT Benchmark Component Futures Contracts

	NUMBER OF CONTRACTS	NOTIONAL AMT.	WEIGHT (%)
CBOT wheat futures MAY25	1,518	$42,693,750	35%
CBOT wheat futures JUL25	1,286	$36,618,850	30%
CBOT wheat futures DEC25	1,430	$42,792,750	35%

TOTAL		$122,105,350	100.00%

TAGS Benchmark Component Futures Contracts

	FAIR VALUE	WEIGHT (%)
Teucrium Corn Fund	$2,594,798	25%
Teucrium Soybean Fund	$2,619,232	25%
Teucrium Wheat Fund	$2,616,822	25%
Teucrium Sugar Fund	$2,513,606	25%

TOTAL	$10,344,458	100%

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

The total portfolio composition for each Fund is disclosed each business day that the NYSE Arca is open for trading on the Sponsor’s website. The website for the Agricultural Funds and the Sponsor is www.teucrium.com.  The website is accessible at no charge. The website disclosure of portfolio holdings is made daily and includes, as applicable, the name and value of each Futures Contract (or Underlying Fund in the case of TAGS), other commodity interests and the amount of cash and cash equivalents held in the Fund’s portfolio.

Consistent with achieving a Fund’s investment objective of closely tracking the Benchmark, the Sponsor may for certain reasons cause a Fund to enter into or hold Futures Contracts other than the Benchmark Component Futures Contracts and/or Other Commodity Interests. Other Commodity Interests that do not have standardized terms and are not exchange traded, referred to as “over the counter” Commodity Interests, can generally be structured as the parties to the Commodity Interest contract desire. Therefore, each Fund might enter into multiple and/or over the counter Interests intended to replicate the performance of each of the Benchmark Component Futures Contracts for a Fund, or a single over the counter Commodity Interest designed to replicate the performance of the Benchmark as a whole. Assuming that there is no default by a counterparty to an over the counter Commodity Interest, the performance of the Interest will necessarily correlate with the performance of the Benchmark or the applicable Benchmark Component Futures Contract. Each Fund might also enter into or hold Interests other than Benchmark Component Futures Contracts to facilitate effective trading, consistent with the discussion of the Fund’s “roll” strategy. In addition, each Fund might enter into or hold Interests that would be expected to alleviate overall deviation between the Fund’s performance and that of the Benchmark that may result from certain market and trading inefficiencies or other reasons. By utilizing certain or all of the investments described above, the Sponsor will endeavor to cause the Fund’s performance to closely track that of the Benchmark of each Fund.

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

The Funds seek to earn interest and other income (“interest income”) from cash equivalents that it purchases and, on the cash they hold through the Custodian or other financial institutions. The Sponsor anticipates that the interest income will increase the NAV of each Fund. The Funds apply the interest income to the acquisition of additional investments or use it to pay their expenses. If the Fund reinvests the earned interest income, it makes investments that are consistent with its investment objectives as disclosed. Any cash equivalent invested by a Fund will have original maturity dates of three months or less at inception. Any cash equivalent invested by a Fund will be deemed by the Sponsor to be of investment grade quality. As of December 31, 2024, available cash balances in each of the Funds were invested in the U. S. Bank Demand Deposit Account, in the Goldman Sachs Financial Square Government Fund – Institutional Class, in demand deposits at Capital One, and in commercial paper with maturities of ninety days or less. Additionally, the CORN, SOYB, CANE and WEAT Funds may invest a portion of the amount of funds required to be deposited with the FCM as initial margin in U.S. Treasury obligations with time to maturity of 90 days or less. The obligations are purchased and held in the respective Fund accounts through the FCM.

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

The Corn Market

Corn is currently the most widely produced livestock feed grain in the United States. The two largest demands of the United States’ corn crop are used in livestock feed and ethanol production. Corn is also processed into food and industrial products, including starch, sweeteners, corn oil, beverages and industrial alcohol. The United States Department of Agriculture (“USDA”) publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide corn production and consumption, and for other grains such as soybeans and wheat which can be used in some cases as a substitute for corn. These reports are available on the USDA’s website, www.usda.gov, at no charge. The outlook provided below is from the January 10, 2025 USDA report.

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

The United States is the world’s leading producer and exporter of corn. For the Crop Year 2024-25, the United States Department of Agriculture (“USDA”) estimates that the U.S. will produce approximately 31% of all the corn globally, of which about 16% will be exported. For 2024-25, based on the January 10, 2025 USDA reports, global consumption of 1,238 Million Metric Tons (MMT) is expected to be slightly higher than global production of 1,214 MMT. If the global demand for corn is not equal to global supply, this may have an impact on the price of corn. Besides the United States, other principal world corn exporters include Argentina, Brazil, Russia, South Africa, and Ukraine. Major import nations include Mexico, Japan, the European Union (EU), South Korea, Egypt, and parts of Southeast Asia. China’s production at 295 MMT is approximately 6% less than its domestic usage.

According to the USDA, global corn consumption has increased 633% from crop year 1960/1961 to 2024/2025 as demonstrated by the graph below and is projected to continue to grow in coming years. Consumption growth is the result of a combination of many factors including: 1) global population growth, which, according to the U.S. Census Department, is estimated to reach 9.7 billion by 2050; 2) a growing global middle class which is increasing the demand for protein and meat-based products globally and most significantly in developing countries; and 3) increased use of biofuels, including ethanol in the United States.

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

The price per bushel of corn in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to November 2024.

On January 10, 2025, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2024-25. The exhibit below provides a summary of historical and current information for United States corn production.

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

Futures contracts may be either bought or sold, long or short. The CFTC weekly releases the “Commitment of Traders” (COT) report, which depicts the open interest as well as long and short positions in the market. Market participants may use this report to gauge market sentiment.

The Soybean Market

Global soybean production is concentrated in the U.S., Brazil, Argentina and China. The United States Department of Agriculture (“USDA”) has estimated that, for the Crop Year 2024-25, the United States will produce approximately 119 MMT of soybeans or approximately 28% of estimated world production, with Brazil production at 169 MMT. Argentina is projected to produce about 52 MMT. For 2024-25, based on the January 10, 2025 USDA report, global consumption of 406 MMT is estimated slightly lower than global production of 424 MMT. If the global demand for soybeans is not equal to global supply, this may have an impact on the price of soybeans. Global soybean consumption may fluctuate year over year due to any number of reasons which may include, but is not limited to, economic conditions, global health concerns, and international trade policy. Soybeans are a staple commodity used pervasively across the globe so that any contractions in consumption may only be temporary as has historically been the case. The USDA publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide soybean production and consumption. These reports are available on the USDA’s website, www.usda.gov, at no charge. The outlook provided below is from the January 10, 2025 USDA report.

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

The price per bushel of soybeans in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to November 2024.

USDA Historical Price of Soybeans/Bushel by Month
United States
Jan 2007 - Nov 2024
$18.00
$16.00
$14.00
$12.00
$10.00
$8.00
$6.00
$4.00
Jan-07
Jan-08
Jan-09
Jan-10
Jan-11
Jan-12
Jan-13
Jan-14
Jan-15
Jan-16
Jan-17
Jan-18
Jan-19
Jan-20
Jan-21
Jan-22
Jan-23
Jan-24
Jan-25

On January 10, 2025, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2024-25. The exhibit below provides a summary of historical and current information for United States soybean production.

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

The United States Department of Agriculture (“USDA”) publishes two major reports annually on U.S. domestic and worldwide sugar production and consumption. These are usually released in November and May. In addition, the USDA publishes periodic, but not as comprehensive, reports on sugar monthly. These reports are available on the USDA’s website, www.usda.gov, at no charge. The USDA’s November 2024 report for the 2024-25 Marketing year estimated global production of 186.6 MMT with higher production in China, India and Thailand expected to more than offset declines in Brazil. Consumption is expected to rise due to growth in markets such as India. Stocks are forecast lower as reduced stocks in Thailand are projected to offset a rise in stocks in India. Sugar is a staple commodity used pervasively across the globe so that any contractions in consumption may only be temporary as has historically been the case.

Source: https://apps.fas.usda.gov/psdonline/circulars/sugar.pdf

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

Futures contracts may be either bought or sold long or short. The CFTC weekly releases the “Commitment of Traders” (COT) report, which depicts the open interest as well as long and short positions in the market. Market participants may use this report to gauge market sentiment.

The Wheat Market

Wheat is used to produce flour, the key ingredient for breads, pasta, crackers, and many other food products, as well as several industrial products such as starches and adhesives. Wheat by-products are used in livestock feeds. Wheat is the principal food grain produced in the United States, and the United States’ output of wheat is typically exceeded only by that of China, the European Union, Russia, and India. The United States Department of Agriculture (“USDA”) estimates that for 2024-25, the principal global producers of wheat will be the EU, Russia, Ukraine, China, India, the United States, Australia, and Canada. The U.S. generates approximately 7% of global production, with approximately 43% of that being exported. For 2024-25, based on the January 10, 2025 USDA report, global consumption of 802 MMT is estimated to be slightly higher than production of 793 MMT. If the global demand for wheat is not equal to global supply, this may have an impact on the price of wheat. Global wheat consumption may fluctuate year over year due to any number of reasons which may include, but is not limited to, economic conditions, global health concerns, international trade policy. Wheat is a staple commodity used pervasively across the globe so that any contractions in consumption may only be temporary as has historically been the case. The USDA publishes weekly, monthly, quarterly, and annual updates for U.S. domestic and worldwide wheat production and consumption. These reports are available on the USDA’s website, www.usda.gov, at no charge. The outlook provided herein is from the January 10, 2025 USDA report.

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

Futures contracts may be either bought or sold long or short. The CFTC weekly releases the “Commitment of Traders” (COT) report, which depicts the open interest as well as long and short positions in the market. Market participants may use this report to gauge market sentiment.

The price per bushel of wheat in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to November 2024.

USDA Historical Price of Wheat/Bushel by Month
United States
Jan 2007 - Nov 2024
$12.00
$11.00
$10.00
$9.00
$8.00
$7.00
$6.00
$5.00
$4.00
$3.00
$2.00
Jan-07
Jan-08
Jan-09
Jan-10
Jan-11
Jan-12
Jan-13
Jan-14
Jan-15
Jan-16
Jan-17
Jan-18
Jan-19
Jan-20
Jan-21
Jan-22
Jan-23
Jan-24
Jan-25

On January 10, 2025, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2024-25. The exhibit below provides a summary of historical and current information for United States wheat production.

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

Teucrium Investment Advisors, LLC, a wholly owned subsidiary of the Sponsor, which was formed on January 4, 2022.

The Trust and the Funds do not have any employees or officers. Any persons acting as agents of the Trust, or the Funds do so as employees or officers of the Sponsor.

Under the Trust Agreement, the Sponsor is solely responsible for the management, and conducts or directs the conduct of the business of the Trust, the Funds, and any series of the Trust that may from time to time be established and designated by the Sponsor. The Sponsor is required to oversee the purchase and sale of Shares by Authorized Purchasers and to manage the Fund’s investments, including to evaluate the credit risk of futures commission merchants (FCMs) and swap counterparties and to review daily positions and margin/collateral requirements. The Sponsor has the power to enter into agreements as may be necessary or appropriate for the offer and sale of the Fund’s Shares and the oversight of the Trust’s activities. Accordingly, the Sponsor is responsible for selecting service providers for the Trust, such as the Trustee, Administrator, Marketing Agent, the independent registered public accounting firm of the Trust, and any legal counsel employed by the Trust. The Sponsor is also responsible for preparing and filing periodic reports on behalf of the Trust with the SEC and will provide any required certification for such reports. The Sponsor also maintains a website on behalf of each of the Agricultural Funds. No person other than the Sponsor and its principals was involved in the organization of the Trust or the Funds.

A portion of the aggregate common expenses of the Funds is related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Trust and the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Trust and the Funds. For the period ended December 31, such expenses, which are primarily included as distribution and marketing fees, totaled $2,629,898 in 2024, $2,656,282 in 2023, and $2,721,842 in 2022; of these amounts, $68,233 in 2024, $70,069 in 2023, and $518,599 in 2022 were waived by the Sponsor.

All asset-based fees and expenses for the Funds are calculated on the prior day’s net assets.

The Sponsor has an information security program and policy aligned with the NIST Cybersecurity Framework, ensuring compliance with SEC and FINRA regulations. The Sponsor engages Align to provide fully outsourced IT services, including 24x7x365 support, cybersecurity monitoring, and disaster recovery. Align’s services encompass Office365 security features such as anti-phishing, encryption, and advanced threat protection, alongside endpoint security via Microsoft Entra ID and Intune, enforcing policies like MFA, BitLocker encryption, and geo-blocking.

Key service providers’ cybersecurity measures are integral to the Sponsor’s disaster recovery and business continuity planning. Employees receive regular cybersecurity training, with real-time updates as needed. The information security plan is reviewed and updated at least annually to address evolving threats and regulatory requirements.

Ownership or “membership” interests in the Sponsor are owned by persons referred to as “members.” The Sponsor currently has three voting or “Class A” members - Mr. Sal Gilbertie, Van Eck Associates Corporation and Mr. Carl N. Miller III - and a small number of non-voting or “Class B” members who have provided working capital to the Sponsor. Mr. Gilbertie currently owns 46%, Van Eck Associates Corporation currently own 49%, and Mr. Miller owns 5% of the Sponsor’s Class A membership interests.

Management of the Sponsor

In general, under the Sponsor’s Amended and Restated Limited Liability Company Operating Agreement, as amended from time to time, the Sponsor (and as a result the Trust and each Fund) is managed by the officers of the Sponsor. The Chief Executive Officer of the Sponsor is responsible for the overall strategic direction of the Sponsor and has general control of its business. The Chief Investment Officer and President of the Sponsor is primarily responsible for new investment product development with respect to the Funds. The Chief Operating Officer has primary responsibility for trade operations, trade execution, and portfolio activities with respect to the Fund. The Chief Financial Officer, Chief Accounting Officer and Chief Compliance Officer acts as the Sponsor’s principal financial and accounting officers. Furthermore, certain fundamental actions regarding the Sponsor, such as the removal of officers, the addition or substitution of members, or the incurrence of liabilities other than those incurred in the ordinary course of business and de minimis liabilities, may not be taken without the affirmative vote of a majority of the Class A members (which is generally defined as the affirmative vote of Mr. Gilbertie and Van Eck Associates Corporation). The Sponsor has no board of directors, and the Trust has no board of directors or officers. The three Class A members of the Sponsor are Sal Gilbertie, Van Eck Associates Corporation and Carl N. Miller III. A discussion concerning the officers of the Sponsor is incorporated herein under Item 10 of this report.

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

The Custodian is located at 5065 Wooster Rd, Cincinnati Ohio 45226 and is regulated by the Office of the Comptroller of the Currency. The Custodian is a national banking association organized and existing under the laws of the United States of America with its principal place of business at Minneapolis, Minnesota.

The Marketing Agent

The Sponsor employs PINE Distributors, LLC (“PINE” or the “Marketing Agent”) as the Marketing Agent for the Funds. The Distribution Services Agreement among the Marketing Agent and the Sponsor calls for the Marketing Agent to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Marketing Agent and the Sponsor have also entered into a Registered Representative Service Agreement (the “RRSA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Marketing Agent, under Financial Industry Regulatory Authority (“FINRA”) rules.

The Marketing Agent’s principal business address is 501 S. Cherry Street, Suite 610, Denver, CO 80264. The Marketing Agent is a broker-dealer registered with the SEC and a member of FINRA.

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

The Clearing Brokers

Effective as of December 1, 2022, E D & F Man Capital Markets, Inc., one the Fund’s clearing brokers, changed its name to “Marex Capital Markets Inc."

Currently, Marex Capital Markets, Inc. (“Marex”) and StoneX Financial Inc. (“StoneX”) serve as the Funds’ clearing brokers to execute and clear futures contracts and provide other brokerage-related services. Marex and StoneX  are each registered as a futures commission merchant (“FCM”) with the U.S. CFTC and are members of the NFA. The clearing brokers are registered as broker-dealers with the SEC and are each a member of FINRA. Marex and StoneX are each clearing members of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar and Wheat Futures Contracts, Marex is paid $11.00 per round turn. StoneX is paid $2.50 per round turn exclusive of pass-through fees for the exchange and the NFA. Additionally, if the monthly commissions paid by each Fund does not equal or exceed 16.5% return on the StoneX Capital Requirement at 9.6% of the Exchange Maintenance Margin, each Fund will pay a true up to meet that return at the end of each month. These expenses are recognized on a per-trade basis. The half-turn is recognized as an unrealized loss on the combined statements of operations, and a full turn is recognized as a realized loss on the combined statements of operations when a contract is sold. For Bitcoin futures contracts, StoneX is paid $10.00 -$25.00 per half-turn exclusive of pass through fees for the exchange and NFA.

Except as indicated below, there have been no material civil, administrative, or criminal proceedings pending, on appeal, or concluded against the Clearing Brokers or its principals in the past five (5) years.

Litigation Disclosure for Marex

United States District Court for the Southern District of New York, Civil Action No. 19-CV-8217

In a private litigation, plaintiffs alleged, among other things, that the Firm made certain fraudulent misrepresentations to them that they relied upon in connection with a futures account carried by the Firm in its capacity as a futures commission merchant. The plaintiffs alleged claims of common law fraud, negligence, breach of fiduciary duty, breach of contract, breach of the duty of good faith and fair dealing and misrepresentation/omission. On June 30, 2021, the Firm received the Opinion and Order in which the judge ruled against the plaintiffs and in favor of the Firm. Judgment was entered in favor of the Firm in the amount of $1,762,266.57, plus prejudgment interest and attorney’s fees and costs. On September 29, 2021, the Firm received an Opinion and Order in which the judge awarded the Firm $1,402,234.32 in attorneys’ fees and costs.

JAMS Arbitration

In a JAMS Arbitration, Claimants sought monetary damages relating to trading losses in Claimants’ futures trading accounts carried by the Firm (the “Accounts”). The Accounts were traded pursuant to a power of attorney granted by the Claimants to a registered commodity trading advisor. Claimants sought compensatory damages, punitive damages, disgorgement of commissions and margin interest, and forgiveness of margin debt plus interest, costs and attorneys’ fees. On September 23, 2021, the Claimants and the Firm settled the matter.

FINRA Arbitration

In a FINRA Arbitration, Claimants sought monetary damages relating to trading losses in Claimants’ equity trading account carried by the Firm (the “Account”). The Account was a portfolio margin account, and the Claimants alleged losses relating to the risk parameters and margin applied to the Account. Claimants sought compensatory damage plus interest, costs and attorneys’ fees. On June 22, 2023, the panel dismissed Claimants’ claims in their entirety. On September 20, 2023, Claimants filed a Petition to Vacate Arbitration Award in the Supreme Court of the State of New York, County of New York. On November 15, 2023, the Firm filed its Memorandum of Law in Opposition to the Petition to Vacate the Arbitration Award and a Cross-Motion to Confirm the Award and recover Attorneys’ Fees and Costs. On April 22, 2024, the Claimants’ Petition to Vacate the Arbitration Award was denied.

Cook County Litigation

In a private litigation, Plaintiff sought monetary damages relating to allegations of breach of contract and violation of the Illinois Wage Payment and Collections Act. Plaintiff sought damages plus interest, costs and attorneys’ fees. Plaintiff and the Firm settled the matter and, on September 29, 2023, an Agreed Order of Dismissal with Prejudice was filed.

Adversary Complaint

In an adversary complaint, Debtors seek to enforce the terms of a pledge agreement of a third-party and to recover collateral that is allegedly the property of Debtors (the “Pledged Assets”). The Firm previously had custody of the Pledged Assets. On January 4, 2023, the government provided instructions for the transfer of the Pledged Assets to a government-controlled account. The Complaint does not allege that the Firm engaged in any wrongdoing or any wrongful misconduct. The Firm is simply alleged to have been the custodian of the Pledged Assets subject to the Debtors’ purported claims. On January 5, 2023, the Firm filed a Response and Limited Objection to Debtors’ Turnover Motion. The Debtors’ Turnover Motion was denied by the Court on January 9, 2023. On April 25, 2023, BlockFi and the Firm entered into a stipulation pursuant to which the adversary proceeding is stayed. BlockFi is permitted to file an amended adversary complaint, but the proceeding otherwise will remain stayed and the Firm is not required to respond.

United States District Court for the Northern District of Illinois, Eastern Division No. 1:23-cv-14192

In a private litigation, Plaintiff alleges that the Firm and 2 of its employees (collectively, the “Defendants”), used Plaintiff’s software and trade secrets in their creation of a competing software platform. Plaintiff seeks unspecified damages and costs, as well as an injunction, prohibiting Defendants from using/benefitting from the alleged trade secrets, including the use of the competing software platform. On November 30, 2023, the Court stayed all discovery in the case pending a ruling on Defendants’ motion to dismiss. On December 11, 2023, Defendants filed a Motion to Dismiss the Complaint. On January 19, 2024, Plaintiff filed an Opposition to Defendants’ Motion to Dismiss. On February 2, 2024, Defendants filed its Reply Brief in Support of its Motion to Dismiss. The Court has yet to rule on Defendants’ Motion to Dismiss.

For a list of concluded actions, please go to http://www.nfa.futures.org/basicnet/welcome.aspx. This link will take you to the Welcome Page of the NFA’s Background Affiliation Status Information Center (“BASIC”). At this page, there is a box where you can enter the NFA ID of Marex Capital Markets Inc. (0002613) and then click “Go”. You will be transferred to the NFA’s information specific to Marex Capital Markets Inc. Under the heading “Regulatory Actions”, click “details” and you will be directed to the full list of regulatory actions brought by the CFTC and exchanges.

Litigation Disclosure for StoneX

Below is a list of material, administrative, civil, enforcement, or criminal complaints or actions filed against StoneX Financial Inc. – FCM Division (f/k/a INTL FCStone Financial Inc. – FCM Division) that are outstanding, and any enforcement actions or complaints filed against StoneX Financial Inc. – FCM Division in the past five years which meets the materiality thresholds in CTFC regulations 4.24 (I) and 4.34(k).

●

On October 18, 2023, a subcommittee of the Exchange’s Business Conduct Committee (“BCC”) determined that StoneX Financial Inc. (“StoneX”) may have violated Exchange Rules 4.15(a), 4.15(b), and 4.15(c) by failing to include a unique ID for Registered Operators on certain orders and trades it transmitted to the Exchange. For a period of over four years, from February 2018 through the beginning of August 2022, StoneX, acting as a Futures Commission Merchant, failed to assign, register, and populate unique IDs (Tag 116) for an extensive number of orders placed and traded on the Exchange. Specifically, certain customers using a third-party front-end trading software were inappropriately assigned the same generic ID for Tag 116 on orders and trades placed on the Exchange. The BCC further determined that StoneX may have additionally violated Rule 4.01(a) by failing to diligently supervise the accurate registration of unique IDs for customers; and 4.01(b) by failing to establish, administer, and enforce supervisory systems, policies, and procedures that are reasonably designed to achieve compliance with Exchange Rules. StoneX was issued a fine of $300,000.

●

During the delivery period for the September 2023 COMEX Aluminum (ALI) futures contract, StoneX Financial, Inc. failed to accurately report the delivery notices (DN) in its large trader position files for the applicable trade dates in several instances in violation of Rule 561. On November 15, 2023, pursuant to Rule 512, a fine in the amount of $5,000 was assessed again StoneX Financial Inc. for its violations of Rule 561.

●

Pursuant to an offer of settlement in which StoneX neither admitted nor denied the rule violations or factual findings upon which the penalty is based, on November 15, 2023, a Panel of the Chicago Mercantile Exchange (“CME”) Business Conduct Committee (“Panel”) found that from September 6, 2022,through September 28, 2022, StoneX submitted block trades to the Exchange with inaccurate execution times and failed to report block trades to the Exchange within the required time period following execution in Three-Month SOFR futures and Eurodollar options on futures markets. Additionally, the Panel found that StoneX failed to diligently supervise, monitor, and sufficiently train its employees as to relevant Exchange rules and Market Regulation Advisory Notices in a manner sufficient to ensure compliance with the same. In accordance with the settlement offer, the Panel ordered StoneX to pay a $70,000 fine.

●

On March 16, 2023, the Clearing House Risk Committee at CME Group found that StoneX Financial, Inc. violated Customer Gross Margining Technical Overview Requirements and CME Rule 980.G. Pursuant to an offer of settlement in which StoneX Financial, Inc. neither admitted nor denied the rule violations upon which the penalty is based, the Clearing House Risk Committee imposed a $100,000.00 fine which was effective on March 16, 2023.

●

On January 20, 2023, the Clearing House Risk Committee at CME Group found that StoneX Financial Inc. violated CME Rules 930.A and 930.F. Pursuant to an offer of settlement in which StoneX Financial, Inc. neither admitted nor denied the rule violations upon which the penalty is based, the Clearing House Risk Committee imposed a $50,000 fine which was effective on January 20, 2023.

●

On December 15, 2022, the Market Regulation Department of CME Group Inc. (“CME”) notified StoneX Financial Inc. (“SFI”) that it was conducting a formal investigation into block trades placed in September 2022 that could potentially be in violation of CME Rule 526 and Market Regulation Advisory Notice RA2004-5R. On July 6, 2023, CME notified SFI that it has referred the case to Market Regulation’s Enforcement Division. Settlement negotiations are ongoing.

●

On July 20, 2022, a subcommittee on the ICE Future US’s Business Conduct Committee determined that in numerous instances between May 2020 and May 2021 StoneX Financial Inc. and StoneX Markets LLC may have violated Exchange Rule 4.04 by engaging in improper pre-hedging and adopting a risk policy that may have motivated employees to engage in improper pre-hedging for certain contracts. In addition, the Committee found that StoneX Financial Inc. and StoneX Markets LLC may have violated Exchange Rules 4.01(a), 4.07(c), and 21.04. In accordance with the settlement offer, in which StoneX Financial Inc. and StoneX Markets LLC neither admitted nor denied the alleged rule violations, StoneX Financial Inc. and StoneX Markets LLC agreed to pay a collective monetary penalty of $425,000 and disgorge $225,606.80 in profits.

●

On March 23, 2021, a subcommittee of the ICE Futures US’s Business Conduct Committee determined that in numerous instances between February 2019 and May 2020, StoneX, formerly INTL FCStone Financial Inc., may have violated Exchange Rule 6.15(a) by failing to submit to the Exchange daily large trader reports on reportable customer positions and Exchange Rule 4.01(a) by failing to have proper processes for reporting large trader positions. The ICE Futures US Business Conduct Committee imposed a $75,000 fine on StoneX Financial Inc. which was effective on March 23, 2021.

The FCM Division of StoneX Financial, Inc. (“SFI”) is subject to litigation and regulatory enforcement in the normal course of business. Except as discussed above, the current or pending civil litigation, administrative proceedings, or enforcement actions in which the firm is involved are not expected to have a material effect upon its condition, financial or otherwise. The firm vigorously defends, as a matter of policy, civil litigation, reparation, arbitration proceedings, and enforcement actions brought against it.

U.S. Bank, N.A. is the broker for some, but not all, of the equity transactions related to the purchase and sale of the Underlying Funds for TAGS.

Contractual Fees and Compensation Arrangements with the Sponsor and Third-Party Service Providers

Service Provider	Compensation Paid by the Funds
Teucrium Trading, LLC, Sponsor	1.00% of average net assets annually for CORN, CANE, SOYB, and WEAT.

U.S. Bank, N.A., Custodian U.S. Bank Global Fund Services, Transfer Agent, Fund Accountant and Fund Administrator

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

PINE Distributors LLC, Marketing Agent

The Marketing Agent receives compensation from each fund for its activities on behalf of all the Teucrium Funds. For the two year offering periods, the Marketing Agent's compensation will not exceed $78,000 for all Teucrium Funds and will receive reimbursements relating to the registration, continuing education and other administrative expenses of the Registered Representatives for each offering, not to exceed $54,000 for all Teucrium Funds.

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

For each of the contractual agreements discussed above, the expense recognized in 2024 by the Trust and each Fund is detailed in the notes to the financial statements included in Part II of this filing.

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

Book Entry

For all Funds, individual certificates are not issued for the Shares. Instead, Shares are represented by one or more global certificates, which are deposited by the Administrator with DTC and registered in the name of Cede & Co., as nominee for DTC. The global certificates evidence all of the Shares outstanding at any time. Shareholders are limited to (1) participants in DTC such as banks, brokers, dealers and trust companies (DTC Participants), (2) those who maintain, either directly or indirectly, a custodial relationship with a DTC Participant (Indirect Participants), and (3) those who hold interests in the Shares through DTC Participants or Indirect Participants, in each case who satisfy the requirements for transfers of Shares. DTC Participants acting on behalf of investors holding Shares through such participant accounts in DTC will follow the delivery practice applicable to securities eligible for DTC’s Same-Day Funds Settlement System. Shares are credited to DTC Participants' securities accounts following confirmation of receipt of payment.

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

Minimum Number of Shares

There are a minimum number of baskets and associated Shares specified for each Fund in the Fund’s respective prospectus as amended from time to time. Once the minimum number of baskets is reached, there can be no more redemptions until there has been a creation basket. As of December 31, 2024, and March 4, 2025, these minimum levels are as follows:

	Minimum Level	Minimum Level	Shares Outstanding	Shares Outstanding
	of Shares	of Baskets	December 31, 2024	March 4, 2025
Teucrium Corn Fund	50,000	2	3,450,004	3,175,004
Teucrium Soybean Fund	50,000	2	1,175,004	1,225,004
Teucrium Sugar Fund	50,000	2	1,100,004	975,004
Teucrium Wheat Fund	50,000	2	25,300,004	24,400,004
Teucrium Agricultural Fund	50,000	4	412,502	400,002

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

Creation Procedures

On any business day, an Authorized Purchaser may place an order with the transfer agent to create one or more baskets for a Fund. For purposes of processing purchase and redemption orders, a “business day” means any day other than a day when any of the NYSE Arca, CBOT, CME, ICE, or the New York Stock Exchange is closed for regular trading. Purchase orders must be placed by noon (ET) or the close of regular trading on the New York Stock Exchange, whichever is earlier for CANE, TAGS, CORN, SOYB and WEAT.  The day on which the transfer agent and Marketing Agent receive a valid purchase order is referred to as the purchase order date.

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

Determination of Required Deposits

The total deposit required to create each basket (Creation Basket Deposit) is the amount of Treasury Securities, cash, or commodity futures that is in the same proportion to the total assets of the applicable Fund (net of estimated accrued but unpaid fees, expenses and other liabilities) on the purchase order date as the number of Shares to be created under the purchase order is in proportion to the total number of Shares outstanding on the purchase order date. The Sponsor determines, directly in its sole discretion or in consultation with the Custodian and the Administrator, the requirements for Treasury Securities, cash and/or commodity futures, including the remaining maturities of the Treasury Securities and portions of Treasury Securities, that may be included in deposits to create baskets. If Treasury Securities are to be included in a Creation Basket Deposit for orders placed on a given business day, the Administrator will publish an estimate of the Creation Basket Deposit requirements at the beginning of such day.

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

Because orders to purchase baskets must be placed by noon (ET), but the total payment required to create a basket during the continuous offering period will not be determined until 4:00 p.m., (ET), on the date the purchase order is received, Authorized Purchasers will not know the total amount of the payment required to create a basket at the time they submit an irrevocable purchase order for the basket. The Fund’s NAV and the total amount of the payment required to create a basket could rise or fall substantially between the time an irrevocable purchase order is submitted and the time the amount of the purchase price in respect thereof is determined.

Rejection of Purchase Orders

The Sponsor acting by itself or through the Marketing Agent or transfer agent may reject a purchase order or a Creation Basket Deposit if:

·	it determines that, due to position limits or otherwise, investment alternatives that will enable the Fund to meet its investment objective are not available or practicable at that time;
·	it determines that the purchase order or the Creation Basket Deposit is not in proper form;
·	it believes that acceptance of the purchase order or the Creation Basket Deposit would have adverse tax consequences to the Fund or its Shareholders;
·	the acceptance or receipt of the Creation Basket Deposit would, in the opinion of counsel to the Sponsor, be unlawful;
·	circumstances outside the control of the Sponsor, Marketing Agent or transfer agent make it, for all practical purposes, not feasible to process creations of baskets;
·

there is a possibility that any or all of the Benchmark Component Futures Contracts of the Fund on the CBOT, ICE or CME from which the NAV of the Fund is calculated will be priced at a daily price limit restriction; or

·	if, in the sole discretion of the Sponsor, the execution of such an order would not be in the best interest of the Fund or its Shareholders.

None of the Sponsor, Marketing Agent or transfer agent will be liable for the rejection of any purchase order or Creation Basket Deposit.

In addition, the Sponsor may reject a previously placed purchase order at any time prior to the order cut-off time, if in the sole discretion of the Sponsor the execution of such an order would not be in the best interest of a Fund or its Shareholders.

Redemption Procedures

The procedures by which an Authorized Purchaser can redeem one or more baskets mirror the procedures for the creation of baskets. On any business day, an Authorized Purchaser may place an order with the Marketing Agent to redeem one or more baskets. Redemption orders must be placed by noon, (ET), or the close of regular trading on the New York Stock Exchange, whichever is earlier. A redemption order so received will be effective on the date it is received in satisfactory form by the transfer agent and Marketing Agent. The redemption procedures allow Authorized Purchasers to redeem baskets and do not entitle an individual Shareholder to redeem any Shares in an amount less than a Redemption Basket, or to redeem baskets other than through an Authorized Purchaser. By placing a redemption order, an Authorized Purchaser agrees to deliver the baskets to be redeemed through DTC’s book-entry system to a Fund by the end of the next business day following the effective date of the redemption order for all funds other than TAGS or by the end of the second business day for TAGS, or by the end of such later business day, not to exceed two business days after the effective date of the redemption order, as agreed to between the Authorized Purchaser, transfer agent and the Marketing Agent when the redemption order is placed (the “Redemption Settlement Date”). Prior to the delivery of the redemption distribution for a redemption order, the Authorized Purchaser must also have wired to the Sponsor’s account at the Custodian the non-refundable transaction fee due for the redemption order. An Authorized Purchaser may not withdraw a redemption order without the prior consent of the Sponsor in its discretion.

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

For example, the Sponsor may determine that it is necessary to suspend redemptions to allow for the orderly liquidation of a Fund’s assets at an appropriate value to fund a redemption. If the Sponsor has difficulty liquidating a Fund’s positions, e.g., because of a market disruption event in the futures markets or an unanticipated delay in the liquidation of a position in an over the counter contract, it may be appropriate to suspend redemptions until such time as such circumstances are rectified. None of the Sponsor, the Marketing Agent, or the transfer agent will be liable to any person or in any way for any loss or damages that may result from any such suspension or postponement.

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

The Dodd-Frank Act significantly expanded the CFTC’s authority to impose position limits with respect to futures contracts and options on futures contracts, swaps that are economically equivalent to futures or options on futures, and swaps that are traded on a regulated exchange and certain swaps that perform a significant price discovery function. In October 2020, the CFTC adopted new speculative position limits with respect to futures and options on futures on many physical commodities, including energy, metals and agricultural commodities (the "core referenced futures contracts"), and on economically equivalent swaps. The CFTC’s new position limits rules include an exemption from limits for bona fide hedging transactions or positions. A bona fide hedging transaction or position may exceed the applicable federal position limits if the transaction or position: (1) represents a substitute for transactions or positions made or to be made at a later time in a physical marketing channel; (2) is economically appropriate to the reduction of price risks in the conduct and management of a commercial enterprise; and (3) arises from the potential change in value of (A) assets which a person owns, produces, manufactures, processes or merchandises, or anticipates owning, producing, manufacturing, processing or merchandising; (B) liabilities which a person owes or anticipates incurring; or (C) services that a person provides, purchases, or anticipates providing or purchasing. The CFTC’s new position rules set forth a list of enumerated bona fide hedges for which a market participant is not required to request prior approval from the CFTC in order to hold a bona fide hedge position above the federal position limit. However, a market participant holding an enumerated bona fide hedge position still would need to request an exemption from the relevant exchange for exchange-set limits. For non-enumerated bona fide hedge positions, a market participant may request CFTC approval which must be granted prior to exceeding the applicable federal position limit, except where there is a demonstrated sudden or unforeseen increase in bona fide hedging needs (in which case the application must be submitted within five business days after the market participant exceeds the applicable limit). The compliance dates for the CFTC’s new federal speculative position limits are January 1, 2022 for the core referenced futures contracts and January 1, 2023 for economically equivalent swaps.

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

Presented below are the risk factors for the Agricultural Funds.

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

The arrangements between clearing brokers and counterparties on the one hand, and the Funds on the other, generally are terminable by the clearing brokers or counterparty upon notice to the Funds. In addition, the agreements between the Funds and their third‐party service providers, such as the Marketing Agent and the Custodian, are generally terminable at specified intervals. Upon termination, the Sponsor may be required to renegotiate or make other arrangements for obtaining similar services if the Funds intend to continue to operate. Comparable services from another party may not be available or may not be available on the terms as favorable as those of the expired or terminated arrangements.

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

Natural or environmental disasters, such as earthquakes, fires, floods, hurricanes, tsunamis and other severe weather-related phenomena generally, and widespread disease, including public health disruptions, pandemics and epidemics (for example, the COVID-19 pandemic), can be highly disruptive to economies and markets.  Such events can, directly or indirectly, negatively impact, and/or cause volatility in, the price of commodities and the value, pricing, and liquidity of the investments or other assets held by a Fund.

Recent macroeconomic conditions have been adversely impacted by geopolitical instability and military hostilities in multiple geographies. Geopolitical conflict, including war and armed conflicts (such as Russia’s continued military actions against Ukraine that started in February 2022, conflicts in the Middle East, and the expansion of such conflicts in surrounding areas), sanctions, the introduction of or changes in tariffs or trade barriers, global or local recessions, and acts of terrorism, can also, directly or indirectly, negatively impact, and/or cause volatility in, the price of commodities and the value, pricing, and liquidity of the investments or other assets held by a Fund.

In late February 2022, Russia invaded Ukraine, significantly amplifying already existing geopolitical tensions among Russia and other countries in the region and in the west. The responses of countries and political bodies to Russia’s actions, the larger overarching tensions, and Ukraine’s military response and the potential for wider conflict may increase financial market volatility generally, have severe adverse effects on regional and global economic markets, and cause volatility in commodity prices including energy and grain prices, due to the region’s importance to these markets, potential impacts to global transportation and shipping, and other supply chain disruptions. These events are unpredictable and may lead to extended periods of price volatility.

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

In managing and directing the day to day activities and affairs of the Funds, the Sponsor relies almost entirely on a small number of individuals, including Mr. Sal Gilbertie, Mr. Springer Harris and Ms. Cory Mullen‐Rusin. If Mr. Gilbertie, Mr. Harris or Ms. Mullen‐Rusin were to leave or be unable to carry out their present responsibilities, it may have an adverse effect on the management of the Funds. To the extent that the Sponsor establishes additional commodity pools, even greater demands will be placed on these individuals.

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

Regulatory changes or actions, including the implementation of new legislation, is impossible to predict but may significantly and adversely affect the Funds.

The futures markets are subject to comprehensive statutes, regulations, and margin requirements. Such statutes, regulations and requirements are subject to ongoing modification by governmental and judicial action. The effect of any future regulatory change on a Fund is impossible to predict, but it could be substantial and adverse.  In addition, the CFTC, SEC, futures exchanges, and other entities are authorized to take extraordinary actions in the event of a market emergency including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading. For a more detailed discussion of the regulations to be imposed by the CFTC and the SEC and the potential impacts thereof on a Fund, please see “Item 1. Business – Regulatory Considerations” in this annual report on Form 10‑K.

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

Item 1B. Unresolved Staff Comments

There are no unresolved staff comments.

Item 1C. Cybersecurity

The Sponsor has an information security program and policy in place, as mandated by New Regulation S-K Item 106. The Sponsor engages Align to provide fully outsourced IT services, including 24x7x365 support, cybersecurity monitoring, and disaster recovery. Align’s services encompass Office365 security features such as anti-phishing, encryption, and advanced threat protection, alongside endpoint security via Microsoft Entra ID and Intune, enforcing policies like MFA, BitLocker encryption, and geo-blocking. This program is designed to assess, identify, and manage material risks from cybersecurity threats. Regular reviews of cybersecurity and information technology plans are conducted for key service providers, as part of the Sponsor’s disaster recovery and business continuity planning process. Additionally, the Sponsor evaluates whether any cybersecurity threats, including those resulting from previous incidents, have materially affected or are reasonably likely to materially affect the Trust and the Funds.

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

Item 2. Properties

Not applicable.

Item 3. Legal Proceedings

A settlement agreement (“Agreement”), by and among the Teucrium Trading, LLC, Salvatore Gilbertie, Carl Miller III, Cory Mullen-Rusin, Steve Kahler, and Dale and Barbara Riker, was entered into as of April 26, 2024 and became effective on May 10, 2024. The Agreement resolves all of the claims raised in the actions captioned Dale Riker v. Sal Gilbertie et al., C.A. 656794/2020 (N.Y. Supreme Court), Sal Gilbertie, et. al. v. Dale Riker, et al., C.A. 2020-1018-LWW (Del. Ch.) and Dale Riker, et al. v. Teucrium Trading, LLC, C.A. 2022-1030-LWW (Del. Ch.).

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

The principal trading market for the shares of CORN, SOYB, CANE, WEAT, and TAGS is the NYSE Arca.

Holders of the Funds

The table below sets forth the approximate number of shareholders for each Fund of the Trust as of December 31, 2024.

Fund	Approximate Number of Shareholders
CORN	12,849
SOYB	6,094
CANE	3,788
WEAT	27,809
TAGS	2,229

Issuer Purchases of Equity Securities

The Sponsor, the Trust or any Fund do not purchase Shares directly from shareholders; however, the information below details for the current period, October 1, 2024 to December 31, 2024, by month and for the year ended December 31, 2024, the share purchases in connection with the redemption of baskets by Authorized Purchasers.

Issuer Purchases of CORN Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2024	50,000	$18.38	N/A	N/A
November 1 to November 30, 2024	100,000	$18.13	N/A	N/A
December 1 to December 31, 2024	75,000	$18.32	N/A	N/A
Total	225,000	$18.25

January 1 to December 31, 2024	1,750,000	$19.22	N/A	N/A

Issuer Purchases of SOYB Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2024	50,000	$22.35	N/A	N/A
November 1 to November 30, 2024	50,000	$21.50	N/A	N/A
December 1 to December 31, 2024	100,000	$20.99	N/A	N/A
Total	200,000	$21.46

January 1 to December 31, 2024	625,000	$23.83	N/A	N/A

Issuer Purchases of WEAT Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2024	1,600,000	$5.31	N/A	N/A
November 1 to November 30, 2024	75,000	$5.12	N/A	N/A
December 1 to December 31, 2024	-	$-	N/A	N/A
Total	1,675,000	$5.30

January 1 to December 31, 2024	10,025,000	$5.53	N/A	N/A

Issuer Purchases of CANE Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2024	75,000	$12.76	N/A	N/A
November 1 to November 30, 2024	325,000	$12.60	N/A	N/A
December 1 to December 31, 2024	200,000	$11.88	N/A	N/A
Total	600,000	$12.38

January 1 to December 31, 2024	1,300,000	$12.50	N/A	N/A

Issuer Purchases of TAGS Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2024	25,000	$25.99	N/A	N/A
November 1 to November 30, 2024	-	$-	N/A	N/A
December 1 to December 31, 2024	-	$-	N/A	N/A
Total	25,000	$25.99

January 1 to December 31, 2024	212,500	$26.92	N/A	N/A

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

8.

Due from/to broker for investments in financial instruments are securities transactions pending settlement. The Trust and TAGS are subject to credit risk to the extent any broker with whom it conducts business is unable to fulfill contractual obligations on its behalf. The management of the Trust and the Funds monitors the financial condition of such brokers and does not anticipate any losses from these counterparties. The principal broker through which the Trust and TAGS has the ability to clear securities transactions for TAGS is U.S. Bank, N.A.

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

Results of Operations

The discussion below addresses the material changes in the results of operations for the year ended December 31, 2024 compared to the years ended December 31, 2023 and 2022. CORN, SOYB, CANE, WEAT and TAGS operated for the entirety of all periods discussed below.

Total expenses for the current and comparative periods are presented both gross and net of any expenses waived or paid by the Sponsor that would have been incurred by the Funds (“expenses waived by the Sponsor”). For all expenses waived in 2022, 2023 and 2024, the Sponsor has determined that no reimbursement will be sought in future periods. “Total expenses, net,” which is after the impact of any expenses waived by or reimbursed to the Sponsor, are presented in the same manner as previously reported. There is, therefore, no impact to or change in the net gain or net loss in any period for the Trust and each Fund as a result of this change in presentation.

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

On December 31, 2024, the Corn Fund held a total of CBOT Corn Futures contracts with a notional value of $64,720,776. The contracts had an asset fair value of $1,936,572 and a liability fair value of $1,955,417. The weighting of the notional value of the contracts was weighted as follows: (1) 35% to the MAY25 contracts, the second to expire CBOT Corn Futures Contract, (2) 30% to JUL25 CBOT contracts, the third to expire CBOT Corn Futures Contract, and (3) 35% to DEC25 CBOT contracts, the CBOT Corn Futures Contract expiring in the December following the expiration month of the third to expire contract.

As of December 31, 2024 Compared to December 31, 2023 and 2022

	Year Ending	Year Ending	Year Ending
	December 31, 2024	December 31, 2023	December 31, 2022
Total Net Assets	$64,724,238	$81,050,442	$152,638,405
Shares Outstanding	3,450,004	3,750,004	5,675,004
Net Asset Value per share	$18.76	$21.61	$26.90
Closing Price	$18.77	$21.57	$26.93

Total net assets for the Fund decreased year over year by 20%, driven by a decrease in the NAV per share of $2.85 or 13%. The net assets for the Fund decreased by 58% when comparing 2024 to 2022. This change in total net assets year over year, in the opinion of management, was generally due to a combination of depreciation of commodity prices and investor out-flows.

	Year ended	Year ended	Year ended
	December 31, 2024	December 31, 2023	December 31, 2022
Average daily total net assets	$65,801,707	$105,415,567	$212,104,084
Net realized and unrealized (loss) gain on futures contracts	$(11,392,859)	$(27,507,874)	$21,467,120
Interest income earned on cash and cash equivalents	$3,384,093	$5,217,831	$3,437,856
Annualized interest yield based on average daily total net assets	5.14%	4.95%	1.62%
Net (loss) Income	$(10,157,308)	$(24,996,285)	$21,256,851
Weighted average share outstanding	3,448,433	4,424,182	8,002,538
Management Fees	$658,017	$1,054,156	$2,121,041
Total gross fees and other expenses excluding management fees	$1,490,525	$1,652,086	$1,872,939
Brokerage Commissions	$48,170	$65,449	$217,050
Expenses waived by the Sponsor	$-	$-	$345,855
Total gross expense ratio	3.27%	2.57%	1.88%
Total expense ratio net of expenses waived by the Sponsor	3.27%	2.57%	1.72%
Net investment gain (loss)	1.88%	2.38%	0.10%
Creation of Shares	1,450,000	975,000	8,050,000
Redemption of Shares	1,750,000	2,900,000	7,975,000

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

The decrease in interest and other income year over year was due to lower average daily total net assets. As a result, the amount of interest income earned as a percentage of average daily total net assets was lower during the year ended December 31, 2024, compared to the years ending 2023 and 2022. The Fund seeks to earn interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper. These interest rate levels may be lower or higher than the projected interest rates stated in the prospectuses and thus will impact your breakeven even point.

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

The decrease in total gross fees and other expenses excluding management fees for the year ended December 31, 2024, compared to 2023 was generally due to the decrease in average assets under management relative to the other Funds. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The decrease in total brokerage commissions for the year ended December 31, 2024, compared to the year ended December 31, 2023, was primarily due to a decrease in contracts purchased, liquidated, and rolled.

The graph below shows the actual Shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to December 31, 2024 and serves to illustrate the relative changes of these components.

CORN AUM Analysis
CORN Shares Outstanding
CORN AUM
CORN NAV Per Share
Shares Outstanding (Thousands)
AUM (Million $) & NAV ($ per share)
0
2000
4000
6000
8000
10000
12000
14000
0
50
100
150
200
250
300
350
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
12/31/2024

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

On December 31, 2024, the Fund held a total of CBOT soybean futures contracts with a notional value of $25,223,675. The contracts had a liability fair value of $1,321,026. The weighting of the notional value of the contracts was weighted as follows: (1) 35% to MAR25 CBOT contracts, (2) 30% to MAY25 CBOT contracts, and (3) 35% to NOV25 CBOT contracts.

As of December 31, 2024 Compared to December 31, 2023 and 2022

	Year Ending	Year Ending	Year Ending
	December 31, 2024	December 31, 2023	December 31, 2022
Total Net Assets	$25,223,043	$29,056,020	$58,429,985
Shares Outstanding	1,175,004	1,075,004	2,050,004
Net Asset Value per share	$21.47	$27.03	$28.50
Closing Price	$21.48	$27.01	$28.50

Total net assets for the Fund decreased year over year by 13%, driven by a combination of an increase in the NAV per share of $5.56 or 21% and an increase in the Shares outstanding of 100,000 Shares or 9%. This change year over year, in the opinion of management, was generally due to a combination of depreciation of commodity prices and investor out-flows. The net assets for the Fund decreased by 57% when comparing 2024 to 2022.

	Year ended	Year ended	Year ended
	December 31, 2024	December 31, 2023	December 31, 2022
Average daily total net assets	$28,712,859	$36,953,152	$67,772,708
Net realized and unrealized (loss) gain on futures contracts	$(6,820,974)	$(2,971,479)	$10,197,551
Interest income earned on cash and cash equivalents	$1,475,582	$1,843,080	$1,141,420
Annualized interest yield based on average daily total net assets	5.14%	4.99%	1.68%
Net (loss) Income	$(6,368,175)	$(2,257,138)	$10,129,998
Weighted average share outstanding	1,223,228	1,345,346	2,515,004
Management Fees	$287,128	$369,531	$677,727
Total gross fees and other expenses excluding management fees	$735,655	$759,208	$620,809
Brokerage Commissions	$9,837	$12,517	$27,011
Expenses waived by the Sponsor	$-	$-	$89,562
Total gross expense ratio	3.56%	3.05%	1.92%
Total expense ratio net of expenses waived by the Sponsor	3.56%	3.05%	1.78%
Net investment gain (loss)	1.58%	1.93%	0.10%
Creation of Shares	725,000	450,000	2,200,000
Redemption of Shares	625,000	1,425,000	2,125,000

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

The decrease in interest and other income year over year was due to a decrease in Federal Fund Rates. As a result, the amount of interest income earned as a percentage of average daily total net assets was higher during the year ended December 31, 2024, compared to the years ending 2023 and 2022. The Fund seeks to earn interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper. These interest rate levels may be lower or higher than the projected interest rates stated in the prospectuses and thus will impact your breakeven even point.

The decrease in management fee paid to the Sponsor compared to the years ending 2023 and 2022 was a result of lower average net assets. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets. Other than the management fee to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day to day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one year, or commitments regardless of the level of assets under management. The structure of the Fund and the nature of the expenses are such that as total net assets grow, there is a scalability of expenses that may allow the total expense ratio to be reduced. However, if total net assets for the Fund fall, the total expense ratio of the Fund will increase unless additional reductions are made by the Sponsor to the daily expense accruals. The Sponsor can elect to adjust the daily expense accruals at its discretion based on market conditions and other Fund considerations.

The decrease in total gross fees and other expenses excluding management fees for the year ended December 31, 2024, compared to 2023 was generally due to the decrease in average assets under management relative to the other Funds. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The decrease in total brokerage commissions for the year ended December 31, 2024, compared to the year ended December 31, 2023, was primarily due to a decrease in contracts purchased, liquidated, and rolled.

The graph below shows the actual Shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to December 31, 2024 and serves to illustrate the relative changes of these components.

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
12/31/2024

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

On December 31, 2024, the Fund held a total of ICE sugar futures contracts with a notional value of $12,542,376. The contracts had a liability fair value of $1,560,295. The weighting of the notional value of the contracts was weighted as follows: (1) 35% to the MAY25 ICE No 11 contracts, (2) 30% to the JUL25 ICE No 11 contracts, and (3) 35% to the MAR26 ICE No 11 contracts.

As of December 31, 2024 Compared to December 31, 2023 and 2022

	Year Ending	Year Ending	Year Ending
	December 31, 2024	December 31, 2023	December 31, 2022
Total Net Assets	$12,546,977	$17,720,099	$24,262,359
Shares Outstanding	1,100,004	1,425,004	2,550,004
Net Asset Value per share	$11.41	$12.44	$9.51
Closing Price	$11.43	$12.40	$9.53

Total net assets for the Fund decreased year over year by 29%, driven by a combination of a decrease in total Shares outstanding of  325,000 or 23% and  a decrease in the NAV per share of $1.03 or 8%. The net assets for the Fund decreased by 48% when comparing 2024 to 2022. This change was, in the opinion of management, was generally due to a combination of depreciation of commodity prices and investor out-flows.

	Year ended	Year ended	Year ended
	December 31, 2024	December 31, 2023	December 31, 2022
Average daily total net assets	$14,505,362	$26,757,409	$27,802,846
Net realized and unrealized gain (loss) on futures contracts	$(1,372,506)	$7,884,077	$(614,996)
Interest income earned on cash and cash equivalents	$734,413	$1,340,056	$452,734
Annualized interest yield based on average daily total net assets	5.06%	5.01%	1.63%
Net Income (loss)	$(1,279,647)	$8,364,960	$(672,495)
Weighted average share outstanding	1,164,553	2,104,388	2,995,004
Management Fees	$145,054	$267,574	$278,028
Total gross fees and other expenses excluding management fees	$496,500	$591,599	$310,442
Brokerage Commissions	$10,809	$21,903	$33,469
Expenses waived by the Sponsor	$-	$-	$78,237
Total gross expense ratio	4.42%	3.21%	2.12%
Total expense ratio net of expenses waived by the Sponsor	4.42%	3.21%	1.84%
Net investment gain (loss)	0.64%	1.80%	0.21%
Creation of Shares	975,000	1,950,000	2,800,000
Redemption of Shares	1,300,000	3,075,000	2,725,000

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

The decrease in interest and other income year over year was due to a decrease in average net assets. As a result, the amount of interest income earned as a percentage of average daily total net assets was lower during the year ended December 31, 2024, compared to the years ending 2023 and 2022. The Fund seeks to earn interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper. These interest rate levels may be lower or higher than the projected interest rates stated in the prospectuses and thus will impact your breakeven even point.

The decrease/increase in management fee paid to the Sponsor compared to the years ending 2023 and 2022 was a result of lower/higher average net assets. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets. Other than the management fee to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day to day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one year, or commitments regardless of the level of assets under management. The structure of the Fund and the nature of the expenses are such that as total net assets grow, there is a scalability of expenses that may allow the total expense ratio to be reduced. However, if total net assets for the Fund fall, the total expense ratio of the Fund will increase unless additional reductions are made by the Sponsor to the daily expense accruals. The Sponsor can elect to adjust the daily expense accruals at its discretion based on market conditions and other Fund considerations.

The decrease in total gross fees and other expenses excluding management fees for the year ended December 31, 2024, compared to 2023 was generally due to the decrease in average assets under management relative to the other Funds. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The decrease in total brokerage commissions for the year ended December 31, 2024, compared to the years ended December 31, 2023 and 2022, was primarily due to a decrease in contracts purchased, liquidated, and rolled.

The graph below shows the actual Shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to December 31, 2024 and serves to illustrate the relative changes of these components.

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
12/31/2024

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

On December 31, 2024, the Fund held a total of 4,234 CBOT wheat futures contracts with a notional value of $122,105,350. The contracts had a liability fair value of $11,974,384 The weighting of the notional value of the contracts was weighted as follows: (1) 35% to MAY25 CBOT contracts, (2) 30% to JUL25 CBOT contracts, and (3) 35% to DEC25 CBOT contracts.

As of  December 31, 2024 Compared December 31, 2023 and 2022

	Year Ending	Year Ending	Year Ending
	December 31, 2024	December 31, 2023	December 31, 2022
Total Net Assets	$122,144,207	$184,176,669	$228,972,039
Shares Outstanding	25,300,004	30,800,004	28,675,004
Net Asset Value per share	$4.83	$5.98	$7.99
Closing Price	$4.82	$5.97	$7.98

Total net assets for the Fund decreased year over year by 34%, driven by a combination of a decrease in total Shares outstanding of 5,500,000 or 18% and  a decrease in the NAV per share of $1.15 or 19%. The net assets for the Fund decreased by 47% when comparing 2024 to 2022. This change year over year, in the opinion of management, was generally due to a combination of depreciation of commodity prices and investor outflows.

	Year ended	Year ended	Year ended
	December 31, 2024	December 31, 2023	December 31, 2022
Average daily total net assets	$144,576,587	$187,876,343	$354,950,645
Net realized and unrealized (loss) gain on futures contracts	$(32,838,266)	$(60,307,502)	$(107,737,217)
Interest income earned on cash and cash equivalents	$7,381,620	$9,252,100	$5,619,025
Annualized interest yield based on average daily total net assets	5.11%	4.92%	1.58%
Net (Loss) Income	$(30,079,927)	$(55,972,973)	$(108,450,550)
Weighted average share outstanding	27,044,335	29,084,936	37,882,059
Management Fees	$1,445,767	$1,878,763	$3,549,506
Total gross fees and other expenses excluding management fees	$3,177,514	$3,038,808	$3,208,016
Brokerage Commissions	$75,565	$105,792	$387,999
Expenses waived by the Sponsor	$-	$-	$425,164
Total gross expense ratio	3.20%	2.62%	1.90%
Total expense ratio net of expenses waived by the Sponsor	3.20%	2.62%	1.78%
Net investment gain (loss)	1.91%	2.31%	-0.20%
Creation of Shares	4,525,000	14,950,000	85,350,000
Redemption of Shares	10,025,000	12,825,000	66,925,000

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

The decrease in interest and other income year over year was due to a decrease in average net assets. As a result, the amount of interest income earned as a percentage of average daily total net assets was lower during the year ended December 31, 2024, compared to the years ending 2023 and 2022. The Fund seeks to earn interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper. These interest rate levels may be lower or higher than the projected interest rates stated in the prospectuses and thus will impact your breakeven even point.

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

The decrease/increase in total gross fees and other expenses excluding management fees for the year ended December 31, 2024, compared to 2023 and 2022 was generally due to the decrease/increase in average assets under management relative to the other Funds. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The decrease in total brokerage commissions for the year ended December 31, 2024, compared to the year ended December 31, 2023 and 2022, was primarily due to a decrease in contracts purchased, liquidated, and rolled.

The graph below shows the actual Shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to December 31, 2024 and serves to illustrate the relative changes of these components.

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
12/31/2024

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

On December 31, 2024, the Fund held: 1) 138,311 Shares of CORN with a fair value of $2,594,798; 2) 542,032 Shares of WEAT with a fair value of $2,616,822; 3) 122,016 Shares of SOYB with a fair value of $2,619,232; and 4) 220,370 Shares of CANE with a fair value of $2,513,606. The weighting on December 31, 2024 was 25% to CORN, 25% to WEAT, 25% to SOYB and 25% to CANE.

As of December 31, 2024 Compared to December 31, 2023 and 2022

	Year Ending	Year Ending	Year Ending
	December 31, 2024	December 31, 2023	December 31, 2022
Total Net Assets	$10,353,411	$18,409,126	$39,575,245
Shares Outstanding	412,502	625,002	1,262,502
Net Asset Value per share	$25.10	$29.45	$31.35
Closing Price	$25.12	$29.41	$31.32

Total net assets for the Fund decreased year over year by 44%, driven by a combination of a decrease in Shares outstanding of 212,500 Shares or 34% and a decrease in the NAV per share of $4.36 or 15%. The net assets for the Fund decreased by 74% when comparing 2024 to 2022.

	Year ended	Year ended	Year ended
	December 31, 2024	December 31, 2023	December 31, 2022
Average daily total net assets	$13,370,211	$27,735,877	$37,414,830
Net realized and unrealized (loss) gain on securities	$(2,323,206)	$(1,311,862)	$(1,048,858)
Interest income earned on cash equivalents	$495	$590	$432
Annualized interest yield based on average daily total net assets	0.00%	0.00%	0.00%
Net (Loss) Income	$(2,334,744)	$(1,336,239)	$(1,099,236)
Weighted average share outstanding	494,947	897,742	1,189,659
Total gross fees and other expenses	$247,780	$465,158	$313,738
Brokerage Commissions	$-	$-	$-
Expenses waived by the Sponsor	$235,747	$440,191	$262,928
Total gross expense ratio	1.85%	1.68%	0.84%
Total expense ratio net of expenses waived by the Sponsor	0.09%	0.09%	0.14%
Net investment (loss)	-0.09%	-0.09%	-0.13%
Creation of Shares	-	-	1,362,500
Redemption of Shares	212,500	637,500	625,000

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

The change in total gross fees and other expenses for the year ending December 31, 2024, compared to the years ending 2023 and 2022, was generally due to the decrease/increase in average assets under management. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The graph below shows the actual Shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to December 31, 2024 and serves to illustrate the relative changes of these components.

TAGS AUM Analysis
TAGS Shares Outstanding
TAGS AUM
TAGS NAV Per Share
Shares Outstanding (Thousands)
AUM (Million $) & NAV ($ per share)
1800
1600
1400
1200
1000
800
600
400
200
0
60
50
40
30
20
10
0
3/30/2012
6/30/2012
9/30/2012
12/31/2012
3/31/2013
6/30/2013
9/30/2013
12/31/2013
3/31/2014
6/30/2014
9/30/2014
12/31/2014
3/31/2015
6/30/2015
9/30/2015
12/31/2015
3/31/2016
6/30/2016
9/30/2016
12/31/2016
3/31/2017
6/30/2017
9/30/2017
12/31/2017
3/31/2018
6/30/2018
9/30/2018
12/31/2018
3/31/2019
6/30/2019
9/30/2019
12/31/2019
3/31/2020
6/30/2020
9/30/2020
12/31/2020
3/31/2021
6/30/2021
9/30/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/31/2022
3/31/2023
6/30/2023
9/30/2023
12/31/2023
3/31/2024
6/30/2024
9/30/2024
12/31/2024

Benchmark Performance

During the period from January 1, 2024 through December 31, 2024, the average daily change in the NAV of each Fund was within plus/minus 10 percent of the average daily change in the Benchmark of the Fund.

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

CORN	Q1 2024	Q2 2024	Q3 2024	Q4 2024	Total
Days at premium	20	32	30	25	107
Days at NAV	7	4	8	8	27
Days at discount	34	27	26	31	118

The performance data above for the Teucrium Corn Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

SOYB	Q1 2024	Q2 2024	Q3 2024	Q4 2024	Total
Days at premium	46	28	35	27	136
Days at NAV	2	3	5	6	16
Days at discount	13	32	24	31	100

The performance data above for the Teucrium Soybean Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

CANE	Q1 2024	Q2 2024	Q3 2024	Q4 2024	Total
Days at premium	28	30	34	35	127
Days at NAV	6	12	7	9	34
Days at discount	27	21	23	20	91

The performance data above for the Teucrium Sugar Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

WEAT	Q1 2024	Q2 2024	Q3 2024	Q4 2024	Total
Days at premium	16	21	28	18	83
Days at NAV	24	22	23	22	91
Days at discount	21	20	13	24	78

The performance data above for the Teucrium Wheat Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

TAGS	Q1 2024	Q2 2024	Q3 2024	Q4 2024	Total
Days at premium	10	27	35	29	101
Days at NAV	5	10	9	7	31
Days at discount	46	26	20	28	120

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

Off Balance Sheet Financing

As of December 31, 2024, neither the Trust nor any of the Funds has any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Funds. While the exposure of each Fund under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial positions of each Fund.

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

The Commodity Funds, other than TAGS, will generally retain cash positions of approximately 95% of total net assets, this balance represents the total net assets less the initial margin requirements held by the FCM. These cash assets are either: 1) deposited by the Sponsor in demand deposit accounts of financial institutions which are deemed by the Sponsor to be of investment level quality, 2) held in a money-market fund which is deemed to be a cash equivalent under the most recent SEC definition, or 3) held in a cash equivalent with a maturity of 90 days or less that is deemed by the Sponsor to be of investment level quality.

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

The tables below present a quantitative analysis of hypothetical impact of price decreases and increases in each of the commodity futures contracts held by each of the Funds, or the Underlying Funds in the case of TAGS, on the actual holdings and NAV per share as of December 31, 2024. For purposes of this analysis, all futures contracts held by the Funds and the Underlying Funds are assumed to change by the same percentage. In addition, the cash held by the Funds and any management fees paid to the Sponsor are assumed to remain constant and not impact the NAV per share. There may be very slight and immaterial differences, due to rounding, in the tables presented below.

Quantitative Risk Analysis

CORN:

	December 31, 2024 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of December 31, 2024	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Corn Futures MAY25	974	$4.6575	$22,682,025	$20,413,823	$19,279,721	$18,145,620	$24,950,228	$26,084,329	$27,218,430
CBOT Corn Futures JUL25	829	$4.6875	$19,429,688	$17,486,719	$16,515,234	$15,543,750	$21,372,656	$22,344,141	$23,315,625
CBOT Corn Futures DEC25	1,019	$4.4375	$22,609,063	$20,348,156	$19,217,703	$18,087,250	$24,869,969	$26,000,422	$27,130,875
Total CBOT Corn Futures			$64,720,776	$58,248,698	$55,012,658	$51,776,620	$71,192,853	$74,428,892	$77,664,930

Shares outstanding			3,450,004	3,450,004	3,450,004	3,450,004	3,450,004	3,450,004	3,450,004

Net Asset Value per Share attributable directly to CBOT Corn Futures			$18.76	$16.88	$15.95	$15.01	$20.64	$21.57	$22.51
Total Net Asset Value per Share as reported			$18.76
Change in the Net Asset Value per Share				$(1.88)	$(2.81)	$(3.75)	$1.88	$2.81	$3.75

Percent Change in the Net Asset Value per Share				-10.00%	-15.00%	-20.00%	10.00%	15.00%	20.00%

SOYB:

	December 31, 2024 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of December 31, 2024	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT soybean futures MAR25	175	$10.1050	$8,841,875	$7,957,688	$7,515,594	$7,073,500	$9,726,063	$10,168,156	$10,610,250
CBOT soybean futures MAY25	148	$10.2225	$7,564,650	$6,808,185	$6,429,953	$6,051,720	$8,321,115	$8,699,348	$9,077,580
CBOT soybean futures NOV25	172	$10.2525	$8,817,150	$7,935,435	$7,494,578	$7,053,720	$9,698,865	$10,139,723	$10,580,580
Total CBOT Soybean Futures			$25,223,675	$22,701,308	$21,440,125	$20,178,940	$27,746,043	$29,007,227	$30,268,410

Shares outstanding			1,175,004	1,175,004	1,175,004	1,175,004	1,175,004	1,175,004	1,175,004

Net Asset Value per Share attributable directly to CBOT Soybean Futures			$21.47	$19.32	$18.25	$17.17	$23.61	$24.69	$25.76
Total Net Asset Value per Share as reported			$21.47
Change in the Net Asset Value per Share				$(2.15)	$(3.22)	$(4.29)	$2.15	$3.22	$4.29

Percent Change in the Net Asset Value per Share				-10.00%	-15.00%	-20.00%	10.00%	15.00%	20.00%

CANE:

	December 31, 2024 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of December 31, 2024	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
ICE #11 Sugar Futures MAY25	219	$0.1785	$4,378,248	$3,940,423	$3,721,511	$3,502,598	$4,816,073	$5,034,985	$5,253,898
ICE #11 Sugar Futures JUL25	192	$0.1750	$3,763,200	$3,386,880	$3,198,720	$3,010,560	$4,139,520	$4,327,680	$4,515,840
ICE #11 Sugar Futures MAR26	222	$0.1770	$4,400,928	$3,960,835	$3,740,789	$3,520,742	$4,841,021	$5,061,067	$5,281,114
Total ICE #11 Sugar Futures			$12,542,376	$11,288,138	$10,661,020	$10,033,900	$13,796,614	$14,423,732	$15,050,852

Shares outstanding			1,100,004	1,100,004	1,100,004	1,100,004	1,100,004	1,100,004	1,100,004

Net Asset Value per Share attributable directly to ICE #11 Sugar Futures			$11.40	$10.26	$9.69	$9.12	$12.54	$13.11	$13.68
Total Net Asset Value per Share as reported			$11.41
Change in the Net Asset Value per Share				$(1.14)	$(1.71)	$(2.28)	$1.14	$1.71	$2.28

Percent Change in the Net Asset Value per Share				-10.00%	-14.99%	-19.99%	10.00%	14.99%	19.99%

WEAT:

	December 31, 2024 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of December 31, 2024	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Wheat Futures MAY25	1,518	$5.6250	$42,693,750	$38,424,375	$36,289,688	$34,155,000	$46,963,125	$49,097,813	$51,232,500
CBOT Wheat Futures JUL25	1,286	$5.6950	$36,618,850	$32,956,965	$31,126,023	$29,295,080	$40,280,735	$42,111,678	$43,942,620
CBOT Wheat Futures DEC25	1,430	$5.9850	$42,792,750	$38,513,475	$36,373,838	$34,234,200	$47,072,025	$49,211,663	$51,351,300
Total CBOT Wheat Futures			$122,105,350	$109,894,815	$103,789,549	$97,684,280	$134,315,885	$140,421,154	$146,526,420

Shares outstanding			25,300,004	25,300,004	25,300,004	25,300,004	25,300,004	25,300,004	25,300,004

Net Asset Value per Share attributable directly to CBOT Wheat Futures			$4.83	$4.34	$4.10	$3.86	$5.31	$5.55	$5.79
Total Net Asset Value per Share as reported			$4.83
Change in the Net Asset Value per Share				$(0.48)	$(0.72)	$(0.97)	$0.48	$0.72	$0.97

Percent Change in the Net Asset Value per Share				-10.00%	-15.00%	-19.99%	10.00%	15.00%	19.99%

TAGS:

	December 31, 2024 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of December 31, 2024	Number of Shares Held	Closing NAV	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value
Teucrium Corn Fund	138,311	$18.76	$2,594,798	$2,335,318	$2,205,578	$2,075,838	$2,854,278	$2,984,018	$3,113,758
Teucrium Soybean Fund	122,016	$21.47	$2,619,232	$2,357,309	$2,226,347	$2,095,386	$2,881,155	$3,012,117	$3,143,078
Teucrium Sugar Fund	220,370	$11.41	$2,513,606	$2,262,245	$2,136,565	$2,010,885	$2,764,967	$2,890,647	$3,016,327
Teucrium Wheat Fund	542,032	$4.83	$2,616,822	$2,355,140	$2,224,299	$2,093,458	$2,878,504	$3,009,345	$3,140,186
Total value of Shares of the Underlying Funds			$10,344,458	$9,310,012	$8,792,789	$8,275,567	$11,378,904	$11,896,127	$12,413,349

Shares outstanding			412,502	412,502	412,502	412,502	412,502	412,502	412,502

Net Asset Value per Share attributable directly to Shares of the Underlying Funds			$25.08	$22.57	$21.32	$20.06	$27.59	$28.84	$30.09
Total Net Asset Value per Share as reported			$25.10
Change in the Net Asset Value per Share				$(2.51)	$(3.76)	$(5.02)	$2.51	$3.76	$5.02

Percent Change in the Net Asset Value per Share				-9.99%	-14.99%	-19.98%	9.99%	14.99%	19.98%

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

The Sponsor, on behalf of the Teucrium Commodity Trust and each of the Funds that is a series of the Trust, assessed the effectiveness of both the Trust’s and each Fund’s internal control over financial reporting as of December 31, 2024. In making this assessment, it used the criteria in the Internal Control - Integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the assessment, management of the Sponsor believes that, as of December 31, 2024, the internal control over financial reporting of both the Trust and each Fund that is a series of the Trust is effective.

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

Management of the Sponsor, including Sal Gilbertie, Principal Executive Officer of the Sponsor, and Cory Mullen-Rusin, Principal Financial Officer of the Sponsor, who perform functions equivalent to those of a principal executive officer and principal financial officer of the Trust if the Trust had any officers, assessed the effectiveness of the Trust’s and each Fund’s internal control over financial reporting as of December 31, 2024. In making this assessment, it used the criteria in the Internal Control - Integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the assessment, Management believes that, as of December 31, 2024, the internal control over financial reporting is effective for the Trust and each Fund thereof.

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

Item 9B. Other Information

None of the Sponsor’s officers have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the Trust or the Funds for the three months ended December 31, 2024.

PART III

Item 10. Directors and Executive Officers of the Registrant

The Trust has no directors, officers or employees and is managed by the Sponsor, Teucrium Trading, LLC. The Sponsor is managed by the officers of the Sponsor under its Limited Liability Company Agreement, as amended from time to time. The Chief Executive Officer of the Sponsor is responsible for the overall strategic direction of the Sponsor and has general control of its business. The Chief Investment Officer and President of the Sponsor is primarily responsible for new investment product development with respect to the Funds. The Chief Operating Officer has primary responsibility for trade operations, trade execution, and portfolio activities with respect to the Fund. The Chief Financial Officer, Chief Accounting Officer and Chief Compliance Officer acts as the Sponsor’s principal financial and accounting officers. Furthermore, certain fundamental actions regarding the Sponsor, such as the removal of officers, the addition or substitution of members, or the incurrence of liabilities other than those incurred in the ordinary course of business and de minimis liabilities, may not be taken without the affirmative vote of a majority of the Class A members (which is generally defined as the affirmative vote of Mr. Gilbertie and Van Eck Associates Corporation). The Sponsor has no board of directors. The three Class A members of the Sponsor are Sal Gilbertie, Van Eck Associates Corporation and Carl N. Miller III.

The Officers of the Sponsor, one of whom is a Class A member of the Sponsor, are the following:

Sal Gilbertie has been the President of the Sponsor since its inception, its Chief Investment Officer since September 2011, and its Chief Executive Officer and Secretary since September 17, 2018, and was approved by the NFA as a principal of the Sponsor on September 23, 2009 and registered as an associated person of the Sponsor on November 10, 2009. He maintains his main business office at 65 Adams Road, Easton, Connecticut 06612. Effective July 16, 2012, Mr. Gilbertie was registered with the NFA as the Branch Manager for this location. Since October 18, 2010, Mr. Gilbertie has been an associated person of the Marketing Agent under the terms of the Registered Representative Services Agreement (“RRSA”) between the Sponsor and the Marketing Agent. Additional information regarding the RRSA can be found in the section of this disclosure document entitled “Plan of Distribution.” From October 2005 until December 2009, Mr. Gilbertie was employed by Newedge USA, LLC, an FCM and broker-dealer registered with the CFTC and the SEC, where he headed the Renewable Fuels/Energy Derivatives OTC Execution Desk and was an active futures contract and over-the-counter derivatives trader and market maker in multiple classes of commodities. (Between January 2008 and October 2008, he also held a comparable position with Newedge Financial, Inc., an FCM and an affiliate of Newedge USA, LLC.) From October 1998 until October 2005, Mr. Gilbertie was principal and co-founder of Cambial Asset Management, LLC, an adviser to two private funds that focused on equity options, and Cambial Financing Dynamics, a private boutique investment bank. While at Cambial Asset Management, LLC and Cambial Financing Dynamics, Mr. Gilbertie served as principal and managed the day to day activities of the business and the portfolio of both companies. Mr. Gilbertie is 64 years old.

Cory Mullen-Rusin has been the Chief Financial Officer, Chief Accounting Officer and Chief Compliance Officer of the Sponsor since September 17, 2018 and Ms. Mullen-Rusin has primary responsibility for the financial management, compliance and reporting of the Sponsor and is in charge of its books of account and accounting records, and its accounting procedures. She maintains her main business office at Three Main Street, Suite 215, Burlington, Vermont 05401. Ms. Mullen-Rusin was approved by the NFA as a Principal of the Sponsor on October 8, 2018. Ms. Mullen-Rusin began working for the Sponsor in September 2011 and worked directly with the former CFO at Teucrium for seven years. Her responsibilities included aspects of financial planning, financial operations, and financial reporting for the Trust and the Sponsor. Additionally, Ms. Mullen-Rusin assisted in developing, instituting, and monitoring the effectiveness of processes and procedures to comply with all regulatory agency requirements. In January 2025, Ms. Mullen-Rusin became the Assistant Treasurer of Women in ETFs. Ms. Mullen-Rusin graduated from Boston College with a Bachelor of Arts and Science in Communications in 2009, where she was a four-year scholarship player on the NCAA Division I Women’s Basketball team. In 2017, she earned a Master of Business Administration from Nichols College. Ms. Mullen-Rusin is 37 years old.

Springer Harris has been the Chief Operating Officer since June 14, 2024 and Mr. Harris has primary responsibility for the Trade Operations for the Funds. He maintains his main business office at Three Main Street, Suite 215, Burlington, Vermont 05401.  Mr. Harris began working for the Sponsor in April 2011 as director of Operations, working directly under the former COO for 13 years. His responsibilities include trading and investment decisions for the Funds, and for directing the funds' trade execution.  He also heads ETF Launchpad, Teucrium's multi-asset white label ETF platform.  Mr. Harris graduated Cum Laude from Washington College with a Bachelor of Arts in Business Management, where he was a four-year member and two-year captain of the Men's Rowing Team.  Mr. Harris is 35 years old.

Messrs. Gilbertie, Harris, Van Eck Associates Corporation and Ms. Mullen-Rusin are individual “principals,” as that term is defined in CFTC Rule 3.1, of the Sponsor. These individuals are principals due to their positions and/or due to their ownership interests in the Sponsor. Beneficial ownership interests of the principals, if any, are shown under the section entitled “Security Ownership of Principal Shareholders and Management” below and any of the principals may acquire beneficial interests in the Fund in the future. GFI Group LLC is a principal for the Sponsor under CFTC Rules due to its ownership of certain non-voting securities of the Sponsor. NMSIC Classic LLC is a principal for the Sponsor under CFTC Rules due to its greater than 10% capital contribution to the Sponsor.

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

Teucrium Trading, LLC

Three Main Street

Suite 215

Burlington, Vermont 05401

Phone: (802) 540-0019

Insider Trading Policy

The Sponsor has adopted an insider trading policy applicable to the Sponsor’s directors, officers and employees, which is included as an exhibit to this annual report on Form 10-K.

Item 11. Executive Compensation

The Trust does not directly compensate any of the executive officers of the Sponsor. The executive officers of the Sponsor are compensated by the Sponsor for the work they perform on behalf of the Trust. The Trust does not set the amount or form of any portion of the compensation paid to the executive officers by the Sponsor. Each of the series of the Trust, except for TAGS, is obligated to pay a management fee to the Sponsor at an annualized rate of 1.00% of average daily net assets. The Sponsor has the right to elect to waive the management fee for any Fund; that election may be changed by the Sponsor. For 2024, the Funds recognized $2,536,166 in management fees to the Sponsor. In addition to the management fee, each Fund reimburses the Sponsor for expenses related to the operation of the Fund. These related party expenses are discussed in the Notes to the Financial Statements for the Trust and each Fund in Part II of this filing.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

a.

Security Ownership of Certain Beneficial Owners. The following table sets forth information with respect to each person known to own beneficially more than 5% of the outstanding Shares of any series in the Trust as of December 31, 2024, based on information known to the Sponsor.

(1) Title of Class	(2) Name and Address of Beneficial Ownership	(3) Amount and Nature of Beneficial Ownership	(4) Percent Class
SOYB	TEUCRIUM AGRICULTURAL FUND, BURLINGTON, VT	122,016(1)	10.4%
CANE	TEUCRIUM AGRICULTURAL FUND, BURLINGTON, VT	220,370(1)	20.0%
CANE	ALEXANDER C KARP, BEDFORD, NH	72,965(1)	6.6%
TAGS	G1 EXECUTION SERVICES, LLC, CHICAGO, IL	56,881(1)	13.8%

(F)	These individuals and entities have not filed any public reports with the SEC.

b.	Security Ownership of Management

The following table sets forth information regarding the beneficial ownership of Shares by the executive officers of the Sponsor as of December 31, 2024. Except as listed, no other executive officer of the Sponsor is a beneficial owner of Shares of any series of the Trust.

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

Item 14. Principal Accountant and Audit Fees and Services

Fees paid for services performed by Grant Thornton and PricewaterhouseCoopers, for the years ended December 31, 2024 and December 31, 2023 were:

	Year Ended	Year Ended
	December 31, 2024	December 31, 2023
Audit Fees	$649,150	$548,600
Audit-Related Fees	$33,125	$28,930
Tax Fees	$557,158	$545,000
All Other Fees	$105,699	$392,368

The Sponsor approved all services provided by Grant Thornton and PricewaterhouseCoopers, above. The Sponsor preapproves all audit, non-audit, tax preparation, and tax accounting services, if any, of the Trust’s independent registered public accounting firm and tax accounting firm, including all engagement fees and terms.

PART IV

Item 15. Exhibits and Financial Statements Schedules

The following exhibits are filed as part of this report as required under Item 601 of Regulation S-K:

3.1	Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Registrant. (1)

3.2	Certificate of Trust of the Registrant. (2)

3.3	Instrument Establishing Teucrium Sugar Fund, Teucrium Wheat Fund, Teucrium Soybean Fund, Teucrium Natural Gas Fund and Teucrium WTI Crude Oil Fund. (3)

3.4	Instrument Establishing Teucrium Agricultural Fund (4)

4.1	Description of Capital Stock (15)

10.1	Form of Authorized Purchaser Agreement. (9)

10.2	Distribution Services Agreement. (5)

10.3	Amended and Restated Distribution Services Agreement. (6)

10.4	Amendment to Amended and Restated Distribution Services Agreement. (7)

10.5	Second Amendment to Amended and Restated Distribution Services Agreement (8)

10.6	Third Amendment to Amended and Restated Distribution Services Agreement (10)

10.7	Fourth Amendment to Amended and Restated Distribution Services Agreement (11)

10.8	Fifth Amendment to Amended and Restated Distribution Services Agreement (13)

10.9	Custody Agreement. (12)

10.10	First Amendment to the Custody Agreement (14)

10.11	Fund Accounting Servicing Agreement (12)

10.12	First Amendment to the Accounting Servicing Agreement (14)

10.13	Transfer Agent Servicing Agreement (12)

10.14	First Amendment to the Transfer Agent Servicing Agreement (14)

10.15	Fund Administration Servicing Agreement (12)

10.16	First Amendment to the Fund Administration Servicing Agreement (14)

19.1	Insider Trading Policies and Procedures (15)

23.2	Consent of Independent Registered Public Accounting Firm (15)

31.1	Certification by the Principal Executive Officer of the Registrant pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.(15)

31.2	Certification by the Principal Financial Officer of the Registrant pursuant to Rules 13a-14 and 15d-14 of the Exchange Act. (15)

32.1	Certification by the Principal Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (15)

32.2	Certification by the Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (15)

97.1	Incentive-Based Compensation Recovery Policy (15)

101.INS	Inline XBRL Instance Document (15)

101.SCH	Inline XBRL Taxonomy Extension Schema (15)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (15)

101.DEF	Inline XBRL Taxonomy Definition Linkbase (15)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (15)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (15)

104	Cover Page Interactive Data File (formatted in inline XBRL and contained in Exhibit 101)

(1)	Previously filed as like-numbered exhibit to Pre-Effective Amendment No. 2 to Registration Statement No. 333-230623, filed on April 26, 2019 and incorporated by reference herein.

(2)	Previously filed as like-numbered exhibit to Registration Statement No. 333-162033, filed on September 21, 2009 and incorporated by reference herein.

(3)	Previously filed as like-numbered exhibit to Pre-Effective Amendment No. 1 to Registration Statement No. 333-167590, filed on March 9, 2011 and incorporated by reference herein.

(4)	Previously filed as Exhibit 3.3 to Registration Statement No. 333-173691, filed on April 25, 2011 and incorporated by reference herein.

(5)	Previously filed as Exhibit 10.2 to Post-Effective Amendment No. 1 to Registration Statement No. 333-162033, filed on October 22, 2010 and incorporated by reference herein.

(6)	Previously filed as Exhibit 10.2(1) to Registrant’s Current Report on Form 8-K for the Teucrium Corn Fund, filed on November 1, 2011 and incorporated herein by reference.

(7)	Previously filed as Exhibit 10.2(2) to Registrant’s Current Report on Form 8-K for the Teucrium Corn Fund, filed on November 1, 2011 and incorporated by reference herein.

(8)	Previously filed as Exhibit 10.2(3) to Registrant’s Current Report on Form 8-K for the Teucrium Corn Fund, filed on November 1, 2011 and incorporated by reference herein.

(9)	Previously filed as like-numbered exhibit to Pre-Effective Amendment No. 1 to Registration Statement No. 333-173691, filed on December 5, 2011.

(10)	Previously filed as Exhibit 10.5 to Pre-Effective Amendment No.1 to Registration Statement No. 333-187463, filed on April 26, 2013.

(11)	Previously filed as Exhibit to 10.9 to Registration Statement No. 333-201953, filed on February 9, 2015 and incorporated by reference herein.

(12)	Previously filed as like-numbered exhibit to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2015, filed on March 16, 2016.

(13)	Previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed on March 10, 2021, and incorporated by reference herein.

(14)	Previously filed as like-numbered exhibit to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2020, filed on March 16, 2021.

(15)	Filed herein.

TEUCRIUM COMMODITY TRUST

FINANCIAL STATEMENTS AS OF December 31, 2024

GRANT THORNTON LLP 757 Third Ave., 9th Floor New York, NY 10017 D+1 212 599 0100 F+1 212 370 4520

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor of

Teucrium Commodity Trust

Opinion on the financial statements

We have audited the accompanying combined statements of assets and liabilities, including the combined schedules of investments of Teucrium Commodity Trust (a Delaware statutory Trust) (the “Trust”) as of December 31, 2024 and 2023, the related combined statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2024 , and the related notes (collectively referred to as the “financial statements”). In our opinion, the combined financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These combined financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on the Trust’s combined financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ GRANT THORNTON LLP

We have served as the Trust’s auditor since 2014.

New York, New York

March 5, 2025

GT.COM	Grant Thornton LLP is the U.S. member firm of Grant Thornton International Ltd (GTIL). GTIL and each of its member firms are separate legal entities and are not a worldwide partnership.

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2024	December 31, 2023

Assets
Cash and cash equivalents	$210,940,353	$292,237,362
Interest receivable	208,251	410,596
Other assets	16,778	5,362
Equity in trading accounts:
Commodity futures contracts	1,936,572	2,367,012
Due from broker	28,593,300	30,935,806
Total equity in trading accounts	30,529,872	33,302,818
Total assets	$241,695,254	$325,956,138

Liabilities
Management fee payable to Sponsor	$189,332	$276,900
Other liabilities	47,382	242,982
Equity in trading accounts:
Commodity futures contracts	16,811,122	10,888,842
Total liabilities	17,047,836	11,408,724

Net Assets	$224,647,418	$314,547,414

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED SCHEDULE OF INVESTMENTS

December 31, 2024

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
U.S. Bank Deposit Account	4.200%	$17,680,667	$17,680,667	7.87%	17,680,667
Goldman Sachs Financial Square Government Fund - Institutional Class	4.410%	64,495,946	64,495,946	28.71	64,495,946
Total money market funds		$82,176,613	$82,176,613	36.58%

	Maturity				Percentage of	Principal
	Date	Yield	Cost	Fair Value	Net Assets	Amount
Commercial Paper
Bell Canada, Inc.	February 4, 2025	4.588%	$6,950,784	$6,970,118	3.10%	7,000,000
Brookfield Infrastructure Holdings (Canada) Inc.	January 8, 2025	4.788%	4,954,862	4,995,422	2.22	5,000,000
Brookfield Infrastructure Holdings (Canada) Inc.	January 16, 2025	4.732%	7,445,633	7,485,438	3.33	7,500,000
Brookfield Infrastructure Holdings (Canada) Inc.	March 6, 2025	4.783%	4,943,862	4,958,222	2.21	5,000,000
Energy Transfer Operating, L.P.	January 24, 2025	4.454%	17,446,548	17,450,825	7.77	17,500,000
General Motors Financial Company, Inc.	January 28, 2025	4.595%	4,949,150	4,983,050	2.22	5,000,000
General Motors Financial Company, Inc.	March 14, 2025	4.524%	7,421,205	7,433,256	3.31	7,500,000
Harley-Davidson Financial Services, Inc.	February 3, 2025	4.791%	12,369,167	12,446,030	5.54	12,500,000
Harley-Davidson Financial Services, Inc.	February 18, 2025	4.860%	7,411,484	7,452,261	3.32	7,500,000
Hyundai Capital America	February 12, 2025	4.568%	4,963,750	4,973,750	2.21	5,000,000
L3Harris Technologies, Inc.	January 21, 2025	4.560%	9,960,000	9,975,000	4.44	10,000,000
VW Credit, Inc.	January 22, 2025	4.671%	4,962,945	4,986,584	2.22	5,000,000
VW Credit, Inc.	February 19, 2025	4.568%	4,963,750	4,969,376	2.21	5,000,000
Total Commercial Paper			$98,743,140	$99,079,332	44.10%
Total Cash Equivalents				$181,255,945	80.68%

	Number of		Percentage of	Notional Amount
	Contracts	Fair Value	Net Assets	(Long Exposure)
Commodity futures contracts
United States corn futures contracts
CBOT corn futures MAY25	974	$1,356,124	0.60%	$22,682,025
CBOT corn futures JUL25	829	580,448	0.26	19,429,688
Total commodity futures contracts		$1,936,572	0.86%	$42,111,713

	Number of		Percentage of	Notional Amount
Description: Liabilities	Contracts	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT corn futures DEC25	1,019	$1,955,417	0.87%	$22,609,063

United States soybean futures contracts
CBOT soybean futures MAR25	175	272,036	0.12	8,841,875
CBOT soybean futures MAY25	148	68,992	0.03	7,564,650
CBOT soybean futures NOV25	172	979,998	0.44	8,817,150

United States sugar futures contracts
ICE sugar futures MAY25	219	617,425	0.27	4,378,248
ICE sugar futures JUL25	192	525,725	0.23	3,763,200
ICE sugar futures MAR26	222	417,145	0.19	4,400,928

United States wheat futures contracts
CBOT wheat futures MAY25	1,518	2,977,940	1.33	42,693,750
CBOT wheat futures JUL25	1,286	358,378	0.16	36,618,850
CBOT wheat futures DEC25	1,430	8,638,066	3.85	42,792,750
Total commodity futures contracts		$16,811,122	7.49%	$182,480,464

			Percentage of
Exchange-traded funds*	Cost	Fair Value	Net Assets	Shares
Teucrium Corn Fund		$2,594,798	1.16%	138,311
Teucrium Soybean Fund		2,619,232	1.17	122,016
Teucrium Sugar Fund		2,513,606	1.12	220,370
Teucrium Wheat Fund		2,616,822	1.16	542,032
Total exchange-traded funds	$12,632,301	$10,344,458	4.61%

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

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF OPERATIONS

	Year ended	Year ended	Year ended
	December 31, 2024*	December 31, 2023*	December 31, 2022*
Income
Realized and unrealized gain (loss) on trading of commodity and cryptocurrency futures contracts:
Realized loss on commodity and cryptocurrency futures contracts	$(46,228,171)	$(94,248,842)	$(43,176,670)
Net change in unrealized appreciation (depreciation) on commodity and cryptocurrency futures contracts	(6,160,194)	12,703,858	(33,905,514)
Interest income	12,977,276	17,736,627	10,664,323
Total loss	(39,411,089)	(63,808,357)	(66,417,861)

Expenses
Management fees	2,536,166	3,587,742	6,630,551
Professional fees	1,402,207	1,919,411	1,432,587
Distribution and marketing fees	3,950,590	4,007,582	4,075,048
Custodian fees and expenses	391,341	428,243	410,660
Business permits and licenses fees	139,505	141,582	157,326
General and administrative expenses	326,509	281,413	323,468
Other expenses	131	8	2,147
Total expenses	8,746,449	10,365,981	13,031,787

Expenses waived by the Sponsor	(298,056)	(711,571)	(1,277,037)

Total expenses, net	8,448,393	9,654,410	11,754,750

Net loss	$(47,859,482)	$(73,462,767)	$(78,172,611)

*The Hashdex Bitcoin Futures ETF was transferred to the Tidal Commodities Trust I as described in Note 1 to these financials. The operations include the activity of the Hashdex Bitcoin Futures ETF from September 15, 2022, the date of inception, through January 3, 2024, the date of liquidation.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF CHANGES IN NET ASSETS*

	Year ended	Year ended	Year ended
	December 31, 2024	December 31, 2023	December 31, 2022
Operations
Net loss	$(47,859,482)	$(73,462,767)	$(78,172,611)
Capital transactions
Distribution of Net Assets to Acquiring Fund	(2,574,071)	-	-
Issuance of Shares	80,683,035	157,540,127	1,251,138,564
Redemption of Shares	(125,883,714)	(254,764,480)	(945,423,586)
Net change in the cost of the Underlying Funds	5,734,236	19,858,936	(26,443,537)
Total capital transactions	(42,040,514)	(77,365,417)	279,271,441

Net change in net assets	(89,899,996)	(150,828,184)	201,098,830

Net assets, beginning of period	314,547,414	465,375,598	264,276,768

Net assets, end of period	$224,647,418	$314,547,414	$465,375,598

* The Hashdex Bitcoin Futures ETF was transferred to the Tidal Commodities Trust I as described in Note 1 to these financials. The operations include the activity of the Hashdex Bitcoin Futures ETF from September 15, 2022, the date of inception, through January 3, 2024, the date of liquidation.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF CASH FLOWS*

	Year ended	Year ended	Year ended
	December 31, 2024	December 31, 2023	December 31, 2022
Cash flows from operating activities:
Net loss	$(47,859,482)	$(73,462,767)	$(78,172,611)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized (appreciation) depreciation on commodity and cryptocurrency futures contracts	6,160,194	(12,703,858)	33,905,514
Changes in operating assets and liabilities:
Due from broker	2,342,506	30,627,611	(60,950,291)
Interest receivable	192,048	(93,245)	(300,369)
Other assets	(1,119)	3,707	(8,069)
Due to broker	-	-	(888,877)
Management fee payable to Sponsor	(87,568)	(155,982)	205,103
Payable for purchases of commercial paper	-	-	(13,050)
Other liabilities	(195,600)	164,102	(37,523)
Net cash used in operating activities	(39,449,021)	(55,620,432)	(106,260,173)

Cash flows from financing activities:
Distribution of Net Assets to Acquiring Fund	(2,381,545)	-	-
Proceeds from sale of Shares	80,683,035	158,884,957	1,249,793,734
Redemption of Shares	(125,883,714)	(264,948,395)	(935,239,671)
Net change in cost of the Underlying Funds	5,734,236	19,858,936	(26,443,537)
Net cash (used in) provided by financing activities	(41,847,988)	(86,204,502)	288,110,526

Net change in cash and cash equivalents	(81,297,009)	(141,824,934)	181,850,353
Cash and cash equivalents, beginning of period	292,237,362	434,062,296	252,211,943
Cash and cash equivalents, end of period	$210,940,353	$292,237,362	$434,062,296

* The Hashdex Bitcoin Futures ETF was transferred to the Tidal Commodities Trust I as described in Note 1 to these financials. The operations include the activity of the Hashdex Bitcoin Futures ETF from September 15, 2022, the date of inception, through January 3, 2024, the date of liquidation.

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

December 31, 2024

Note 1 - Organization and Operation

Teucrium Commodity Trust (“Trust”), a Delaware statutory trust organized on September 11, 2009, is a series trust consisting of five series: Teucrium Corn Fund (“CORN”), Teucrium Sugar Fund (“CANE”), Teucrium Soybean Fund (“SOYB”), Teucrium Wheat Fund (“WEAT”), and Teucrium Agricultural Fund (“TAGS”).  Hashdex Bitcoin Futures ETF (“DEFI”) was a series of the Trust prior to the merger closing on January 3, 2024. As discussed elsewhere in this Form 10-K, the Trust, on behalf of its series, Hashdex Bitcoin Futures Fund ("Acquired Fund"), and Tidal Commodities Trust I, on behalf of its series, Hashdex Bitcoin Futures Fund, entered into an Agreement and Plan of Merger and Liquidation dated as of October 30, 2023 ("Plan of Merger"). The Merger closed on January 3, 2024. Upon such closing, the Plan of Merger caused all of the Acquired Fund's Shares to be canceled and the Acquired Fund to be liquidated. A Form 15 was filed with the SEC to de-register the Acquired Fund under the Securities Exchange Act of 1934 (the "Exchange Act"), which terminates the Exchange Act reporting obligations of the Acquired Fund. While the Acquired Fund's financials are included in the combined Trust financials for historical periods and for the stub period from January 1, 2024, to January 3, 2024, separate financial statements for the Acquired Fund are not provided. All these series of the Trust are collectively referred to as the “Funds” and singularly as the “Fund.” Collectively, CORN, CANE, SOYB, WEAT and TAGS are referred to as the “Agricultural Funds." Each Fund is a commodity pool that is a series of the Trust. The Funds issue common units, called the “Shares,” representing fractional undivided beneficial interests in a Fund. The Trust and the Funds operate pursuant to the Trust’s Fifth Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”).

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

The sponsor of the Teucrium Trust, Teucrium Trading, LLC (“Teucrium”), has not received any compensation dependent on the consummation of the Merger.

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

Note 2 - Principal Contracts and Agreements

The Sponsor employs U.S. Bank N.A. as the Custodian for the Funds. The principal business address for U.S. Bank, N.A is 5065 Wooster Rd, Cincinnati, Ohio 45226. U.S. Bank, N.A. is a national banking association organized and existing under the laws of the United States of America with its principal place of business at Minneapolis, Minnesota. The principal address for U.S. Bancorp Fund Services, LLC doing business as U.S. Bank Global Fund Services (“Global Fund Services”) is 615 E. Michigan Street, Milwaukee, WI 53202. In addition, effective on the Conversion Date, Global Fund Services, a wholly owned subsidiary of U.S. Bank, N.A. commenced serving as administrator for each Fund, performing certain administrative, accounting services, and preparing certain SEC reports on behalf of the Funds, and also became the registrar and transfer agent for each Fund’s Shares. For such services, U.S. Bank N.A. and Global Fund Services will receive an asset-based fee, subject to a minimum annual fee.

For custody services, the Funds will pay to U.S. Bank, N.A. 0.0075% of average gross assets up to $1 billion, and 0.0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to Global Fund Services 0.05% of average gross assets on the first $500 million, 0.04% on the next $500 million, 0.03% on the next $2 billion, and 0.02% on the balance over $3 billion annually. A combined minimum annual fee of up to $47,000 for custody, transfer agency, accounting and administrative services is assessed per Fund. These services are recorded in custodian fees and expenses on the combined statements of operations. A summary of these expenses is included below.

The Sponsor employs PINE Distributors LLC, ("PINE" or the "Marketing Agent") as the Marketing Agent for the Funds. The Distribution Services Agreement among the Marketing Agent, the Sponsor, and the Trust calls for the Marketing Agent to work with the Transfer Agent in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Marketing Agent and the Sponsor have also entered into an agreement under which certain employees and officers of the Sponsor are licensed as registered representatives of the Marketing Agent. These persons engage in certain marketing activities for the Funds. For its services as the Marketing Agent, PINE receives a fee of 0.0075% of the Fund’s average daily net assets and an aggregate annual fee of $75,000 for all Teucrium Funds. For its services under the RRSA, PINE receives a fee of $3,500 per registered representative and $7,500 per registered location. These services are recorded in distribution and marketing fees on the combined statements of operations. A summary of these expenses is included below.

Marex Capital Markets, Inc. (“Marex”) and StoneX Financial Inc. (“StoneX”) serve as the Funds’ clearing brokers to execute and clear futures contracts and provide other brokerage-related services. Marex and StoneX   are each registered as futures commission merchants (“FCM”) with the U.S. CFTC and are members of the NFA. The clearing brokers are registered as broker-dealers with the SEC and are each a member of FINRA. Marex, and StoneX are each clearing members of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar and Wheat Futures Contracts, Marex is paid $11.00 per round turn. StoneX is paid $2.50 per round turn exclusive of pass-through fees for the exchange and the NFA. Additionally, if the monthly commissions paid by each Fund does not equal or exceed 16.5% return on the StoneX Capital Requirement at 9.6% of the Exchange Maintenance Margin, each Fund will pay a true up to meet that return at the end of each month. These expenses are recognized on a per-trade basis. The half-turn is recognized as an unrealized loss on the combined statements of operations, and a full turn is recognized as a realized loss on the combined statements of operations when a contract is sold.  A summary of these expenses can be found below under the heading, Brokerage Commissions.

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

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Amount Recognized for Custody Services	$391,341	$428,243	$410,660
Amount of Custody Services Waived	$14,793	$22,857	$42,625

Amount Recognized for Marketing Agent Services	$128,044	$155,431	$200,313
Amount of Marketing Agent Services Waived	$4,809	$8,853	$48,593

Amount Recognized for Wilmington Trust	$3,300	$3,300	$3,300
Amount of Wilmington Trust Waived	$108	$171	$550

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

Brokerage Commissions

The Sponsor recognizes the expense for brokerage commissions for futures contract trades on a per-trade basis. The below table shows the amounts included on the statements of operations as total brokerage commissions paid inclusive of unrealized loss for the years ended December 31, 2024, 2023, and 2022. For DEFI, for the Year Ended December 31, 2022, the brokerage commissions presented represent the brokerage commissions for the period from the commencement of operations through December 31, 2022.

	CORN	SOYB	CANE	WEAT	TAGS	DEFI	TRUST
Year Ended December 31, 2024	$48,170	$9,837	$10,809	$75,565	$-	$-	$144,381
Year Ended December 31, 2023	$65,449	$12,516	$21,902	$105,792	$-	$2,546	$208,205
Year Ended December 31, 2022	$217,050	$27,011	$33,469	$387,999	$-	$2,217	$667,746

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

The Funds are required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Funds file income tax returns in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2022 to 2024, the Funds remain subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Funds recording a tax liability that reduces net assets. Based on their analysis, the Funds have determined that they have not incurred any liability for unrecognized tax benefits for the years ended December 31, 2024, 2023, and 2022. However, the Funds’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Funds recognize interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized for the years ending December 31, 2024, 2023, and 2022.

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

	As of December 31, 2024	As of December 31, 2023	As of December 31, 2022
Money Market Funds	$82,176,613	$120,047,840	$188,640,417
Demand Deposit Savings Accounts	29,684,408	29,148,056	46,061,819
Commercial Paper	99,079,332	143,041,466	199,360,060
Total cash and cash equivalents as presented on the combined Statement of Assets and Liabilities	$210,940,353	$292,237,362	$434,062,296

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

Payable/Receivable for Securities Purchased/Sold

Due from/to broker for investments in securities are securities transactions pending settlement. The Trust and the Funds are subject to credit risk to the extent any broker with whom it conducts business is unable to fulfill contractual obligations on its behalf. The management of the Trust and the Funds monitors the financial condition of such brokers and does not anticipate any losses from these counterparties. The principal broker through which the Trust and TAGS can execute securities transactions for TAGS is U.S. Bank, N.A.

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

These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Marketing Agent, which are included in the related line item in the combined statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Trust and the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Trust and the Funds. Such expenses are primarily included as distribution and marketing fees in the financial statements of each Fund.

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Recognized Related Party Transactions	$2,629,898	$2,656,282	$2,721,842
Waived Related Party Transactions	$68,233	$70,069	$518,599

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

	CORN	SOYB	CANE	WEAT	TAGS	DEFI	Trust
Year Ended December 31, 2024	$-	$-	$-	$-	$235,747	$62,309	$298,056
Year Ended December 31, 2023	$-	$-	$-	$-	$440,191	$271,380	$711,571
Year Ended December 31, 2022	$345,855	$89,562	$78,237	$425,164	$262,928	$75,291	$1,277,037

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

On December 31, 2024 and 2023, in the opinion of the Trust, the reported value at the close of the market for each commodity contract fairly reflected the value of the futures and no alternative valuations were required. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Funds consider the average volume of the specific underlying futures contracts traded on the relevant exchange for the years being reported.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03 – Income Statement—Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40). The amendments require an entity to disaggregate certain income statement line-items within the Notes to the Financial Statements. The Sponsor is evaluating the impacts to the financial statements and disclosures to the Trust and the Funds, and will plan to adopt at or before the effective date for the 10K for the period ending December 31, 2026.

The FASB issued ASU 2023-07, Segment Reporting (Topic 280 Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which enhances disclosure requirements about significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”). ASU 2023-07, among other things, (i) requires a single segment public entity to provide all of the disclosures as required by ASC 280, (ii) requires a public entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources and (iii) provides the ability for a public entity to elect more than one performance measure. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods beginning with the first quarter ended March 31, 2025. Early adoption is permitted and retrospective adoption is required for all prior periods presented. The Trust and the Funds have adopted ASU 2023-07 effective December 31, 2024 and concluded that the application of this guidance did not have any material impact on the financial statements of the Funds. The impact to the disclosures of the Trust are detailed in Note 8.

The FASB issued ASU 2023-06 – Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The amendments require an entity to disclose its accounting policy for where cash flows associated with derivative instruments and their related gains and losses are presented. The Trust and Fund already discloses the accounting policy related to the derivative gains and losses presented on the cash flow statement. The amendment was adopted early for the period ended December 31, 2023. There is no impact to the financial statements of the Trust or the Funds.

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

Note 4 - Fair Value Measurements

The Trust’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Trust’s significant accounting policies in Note 3. The following table presents information about the Trust’s assets and liabilities measured at fair value as of December 31, 2024 and December 31, 2023:

December 31, 2024

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2024
Cash Equivalents	$181,255,945	$-	$-	$181,255,945
Commodity Futures Contracts
Corn futures contracts	1,936,572	-	-	1,936,572
Total	$183,192,517	$-	$-	$183,192,517

Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2024
Commodity Futures Contracts
Corn futures contracts	$1,955,417	$-	$-	$1,955,417
Soybean futures contracts	1,321,026	-	-	1,321,026
Sugar futures contracts	1,560,295	-	-	1,560,295
Wheat futures contracts	11,974,384	-	-	11,974,384
Total	$16,811,122	$-	$-	$16,811,122

December 31, 2023

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2023
Cash Equivalents	$263,089,306	$-	$-	$263,089,306
Commodity and Cryptocurrency Futures Contracts
Wheat futures contracts	2,237,493	-	-	2,237,493
Bitcoin futures contracts	129,519	-	-	129,519
Total	$265,456,318	$-	$-	$265,456,318

Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2023
Commodity and Cryptocurrency Futures Contracts
Corn futures contracts	$2,182,141	$-	$-	$2,182,141
Soybeans futures contracts	1,391,661	-	-	1,391,661
Sugar futures contracts	2,687,998	-	-	2,687,998
Wheat futures contracts	4,575,666	-	-	4,575,666
Bitcoin futures contracts	51,376	-	-	51,376
Total	$10,888,842	$-	$-	$10,888,842

For the years ended December 31, 2024 and 2023, the Funds did not have any significant transfers between any of the levels of the fair value hierarchy. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

See the Fair Value - Definition and Hierarchy section in Note 4 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 - Derivative Instruments and Hedging Activities

In the normal course of business, the Funds utilize derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Funds’ derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Funds are also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the years ended December 31, 2024 and 2023, the Funds invested only in commodity and cryptocurrency futures contracts specifically related to each Fund.

Futures Contracts

The Funds are subject to commodity and cryptocurrency price risk in the normal course of pursuing their investment objectives. A futures contract represents a commitment for the future purchase or sale of an asset at a specified price on a specified date. In 2024, the Funds were only subject to commodity price risk; in 2023 the Funds were subject to commodity and cryptocurrency price risk.

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

The following table discloses information about offsetting assets and liabilities presented in the statements of assets and liabilities to enable users of these financial statements to evaluate the effect or potential effect of netting arrangements for recognized assets and liabilities. These recognized assets and liabilities are presented as defined in FASB Topic 210: Balance Sheet.

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCMs, Marex and StoneX as of December 31, 2024 and 2023. *The amount of collateral presented in Collateral, Due from Broker, is limited to the liability for the futures contracts and accordingly does not include the excess collateral pledged.

Offsetting of Financial Assets and Derivative Assets as of December 31, 2024

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Corn futures contracts	$1,936,572	$-	$1,936,572	$1,936,572	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2024

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity Price
Corn futures contracts	$1,955,417	$-	$1,955,417	$1,936,572	$18,845	$-
Soybean futures contracts	$1,321,026	$-	$1,321,026	$-	$1,321,026	$-
Sugar futures contracts	$1,560,295	$-	$1,560,295	$-	$1,560,295	$-
Wheat futures contracts	$11,974,384	$-	$11,974,384	$-	$11,974,384	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2023

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity and Cryptocurrency Price
Wheat futures contracts	$2,237,493	$-	$2,237,493	$2,237,493	$-	$-
Bitcoin futures contracts	$129,519	$-	$129,519	$51,376	$-	$78,143

Offsetting of Financial Liabilities and Derivative Liabilities as of  December 31, 2023

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity and Cryptocurrency Price
Corn futures contracts	$2,182,141	$-	$2,182,141	$-	$2,182,141	$-
Soybean futures contracts	$1,391,661	$-	$1,391,661	$-	$1,391,661	$-
Sugar futures contracts	$2,687,998	$-	$2,687,998	$-	$2,687,998	$-
Wheat futures contracts	$4,575,666	$-	$4,575,666	$2,237,493	$2,338,173	$-
Bitcoin futures contracts	$51,376	$-	$51,376	$51,376	$-	$-

The following is a summary of realized and net change in unrealized gains (losses) of the derivative instruments utilized by the Trust:

Year ended December 31, 2024

	Realized Loss on Commodity and Cryptocurrency Futures Contracts	Net Change in Unrealized Appreciation (Depreciation) on Commodity and Cryptocurrency Futures Contracts
Commodity and Cryptocurrency Price
Corn futures contracts	$(13,556,155)	$2,163,296
Soybean futures contracts	(6,891,609)	70,635
Sugar futures contracts	(2,500,209)	1,127,703
Wheat futures contracts	(23,202,055)	(9,636,211)
Bitcoin futures contracts	(78,143)	114,383
Total commodity and cryptocurrency futures contracts	$(46,228,171)	$(6,160,194)

Year ended December 31, 2023

	Realized (Loss) Gain on Commodity and Cryptocurrency Futures Contracts	Net Change in Unrealized (Depreciation) Appreciation on Commodity and Cryptocurrency Futures Contracts
Commodity and Cryptocurrency Price
Corn futures contracts	$(26,707,038)	$(800,836)
Soybean futures contracts	940,552	(3,912,031)
Sugar futures contracts	11,398,276	(3,514,199)
Wheat futures contracts	(81,189,435)	20,881,933
Bitcoin futures contracts	1,308,803	48,991
Total commodity and cryptocurrency futures contracts	$(94,248,842)	$12,703,858

Year ended December 31, 2022

	Realized Gain (Loss) on Commodity and Cryptocurrency Futures Contracts	Net Change in Unrealized (Depreciation) Appreciation on Commodity and Cryptocurrency Futures Contracts
Commodity and Cryptocurrency Price
Corn futures contracts	$28,784,977	$(7,317,857)
Soybean futures contracts	10,362,032	(164,481)
Sugar futures contracts	(442,477)	(172,519)
Wheat futures contracts	(81,457,408)	(26,279,809)
Bitcoin futures contracts	(423,794)	29,152
Total commodity and cryptocurrency futures contracts	$(43,176,670)	$(33,905,514)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $251.0 million in 2024, $348.7 million in 2023, and $653.8 million in 2022.

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

Note 7 - Detail of the net assets and Shares outstanding of the Funds that are a series of the Trust

The following are the net assets and Shares outstanding of each Fund that is a series of the Trust and, thus, in total, comprise the combined net assets of the Trust:

December 31, 2024

	Outstanding Shares	Net Assets
Teucrium Corn Fund	3,450,004	$64,724,238
Teucrium Soybean Fund	1,175,004	25,223,043
Teucrium Sugar Fund	1,100,004	12,546,977
Teucrium Wheat Fund	25,300,004	122,144,207
Teucrium Agricultural Fund:	412,502
Net assets including the investment in the Underlying Funds		10,353,411
Less: Investment in the Underlying Funds		10,344,458
Net for the Fund in the combined net assets of the Trust		8,953
Total		$224,647,418

December 31, 2023

	Outstanding Shares	Net Assets
Teucrium Corn Fund	3,750,004	$81,050,442
Teucrium Soybean Fund	1,075,004	29,056,020
Teucrium Sugar Fund	1,425,004	17,720,099
Teucrium Wheat Fund	30,800,004	184,176,669
Hashdex Bitcoin Futures ETF	50,000	2,536,958
Teucrium Agricultural Fund:	625,002
Net assets including the investment in the Underlying Funds		18,409,126
Less: Investment in the Underlying Funds		18,401,900
Net for the Fund in the combined net assets of the Trust		7,226
Total		$314,547,414

The detailed information for the subscriptions and redemptions, and other financial information for each Fund that is a series of the Trust are included in the accompanying financial statements of each Fund.

Note 8 - Segment Reporting (ASC Topic 280)

The Trust adopted ASU 2023-07 during the reporting period ending December 31, 2024. The adoption of ASU 2023-07 impacts financial statement disclosures only and does not affect the Trust’s combined financial position, results of operations, or cash flows. Each Fund that is a series of the Trust is considered a separate reportable segment and the Sponsor’s chief executive officer, chief financial officer, and chief operating officer act as the Trust’s and each of the Fund's CODM. Each of the Funds' CODM monitors the operating results of each Fund on a standalone basis, with each Fund's strategic asset allocation guided by its investment objective and principal investment strategies as described in its prospectus and executed by the Sponsor. The combined financial information reviewed by the Trust’s CODM is consistent with the information presented in each Funds' financial statements.

The Trust is a series trust consisting of five series, CORN, CANE, SOYB, WEAT and TAGS, each is a Fund separately managed by the Sponsor and as a series of the Trust, each Fund is a reportable segment of the Trust. The sixth series of the Trust, the DEFI Fund, was managed by the sponsor and is a reportable segment of the Trust through its merger with Hashdex Bitcoin Futures Fund based on a Plan of Merger through January 3, 2024, on which day the DEFI Fund was sold and liquidated out of the Trust.

Each Fund operates with the goal of meeting its respective investment objective, refer to Note 1 for description of investment objectives of each of the Funds. Refer to Note 2 and Note 3 for descriptions of the accounting policies of each of the Funds which are described and are managed by the Sponsor of the Funds. As of December 31, 2024 and 2023 and for the years ended December 31, 2024, 2023, and 2022, the CODM of each Fund, and therefore the CODM of the Trust, evaluates the performance of the Trust by evaluating each Funds' performance.  The CODM assesses relative asset levels as presented in the combining statements of assets and liabilities as well as interest income, and the expense categories as presented in the Fund’s combining statement of operations in determining resources allocation and overall management decisions of that Fund. The Trust eliminates intercompany balances to report the combined results on a Trust level, which primarily relates to TAGS investment in the Underlying Funds as per the following combining tables.

The Trust combining statements of assets and liabilities and combining statements of operations by reporting segment are presented below.

Combining Statements of Assets and Liabilities for December 31, 2024

	Teucrium Corn Fund	Teucrium Soybean Fund	Teucrium Sugar Fund	Teucrium Wheat Fund	Teucrium Agricultural Fund	Eliminations	Teucrium Commodity Trust
Assets
Cash and cash equivalents	$60,998,326	$23,806,400	$11,831,089	$114,295,968	$8,570	$-	$210,940,353
Interest receivable	78,840	33,654	28,954	66,768	35	-	208,251
Other assets	3,171	4,286	7,436	705	1,180	-	16,778
Equity in trading accounts:
Commodity futures contracts	1,936,572	-	-	-	-	-	1,936,572
Due from broker	3,738,171	2,725,790	2,255,054	19,874,285	-	-	28,593,300
Investments in exchange traded funds, at fair value (cost: $12,632,301 as of December 31, 2024)	-	-	-	-	10,344,458	(10,344,458)	-
Total equity in trading accounts	5,674,743	2,725,790	2,255,054	19,874,285	10,344,458	(10,344,458)	30,529,872
Total assets	$66,755,080	$26,570,130	$14,122,533	$134,237,726	$10,354,243	$(10,344,458)	$241,695,254

Liabilities
Management fee payable to Sponsor	$52,375	$22,453	$12,357	$102,147	$-	$-	$189,332
Other liabilities	23,050	3,608	2,904	16,988	832	-	47,382
Equity in trading accounts:						-
Commodity futures contracts	1,955,417	1,321,026	1,560,295	11,974,384	-	-	16,811,122
Total equity in trading accounts	1,955,417	1,321,026	1,560,295	11,974,384	-	-	16,811,122
Total liabilities	2,030,842	1,347,087	1,575,556	12,093,519	832	-	17,047,836

Net Assets	$64,724,238	$25,223,043	$12,546,977	$122,144,207	$10,353,411	$(10,344,458)	$224,647,418

Combining Statements of Assets and Liabilities for December 31, 2023

	Teucrium Corn Fund	Teucrium Soybean Fund	Teucrium Sugar Fund	Teucrium Wheat Fund	Teucrium Agricultural Fund	Hashdex Bitcoin Futures ETF	Eliminations	Teucrium Commodity Trust
Assets
Cash and cash equivalents	$76,745,471	$28,107,189	$16,773,745	$168,732,086	$11,208	$1,867,663	$-	$292,237,362
Interest receivable	105,283	36,662	31,551	226,748	55	10,297	-	410,596
Other assets	-	-	835	4,527	-	-	-	5,362
Equity in trading accounts:
Commodity futures contracts	-	-	-	2,237,493	-	129,519	-	2,367,012
Due from broker	6,533,938	2,385,040	3,650,191	17,783,729	-	582,908	-	30,935,806
Investments in exchange traded funds, at fair value (cost: $19,469,359 as of December 31, 2023)	-	-	-	-	18,401,900	-	(18,401,900)	-
Total equity in trading accounts	6,533,938	2,385,040	3,650,191	20,021,222	-	712,427		33,302,818
Total assets	$83,384,692	$30,528,891	$20,456,322	$188,984,583	$18,413,163	$2,590,387	$(18,401,900)	$325,956,138

Liabilities
Management fee payable to Sponsor	$71,506	$25,659	$17,451	$160,231	$-	$2,053	$-	$276,900
Other liabilities	80,603	55,551	30,774	72,017	4,037	-	-	242,982
Equity in trading accounts:
Commodity futures contracts	2,182,141	1,391,661	2,687,998	4,575,666	-	51,376	-	10,888,842
Total equity in trading accounts	2,182,141	1,391,661	2,687,998	4,575,666	-	51,376	-	10,888,842
Total liabilities	2,334,250	1,472,871	2,736,223	4,807,914	4,037	53,429	-	11,408,724

Net Assets	$81,050,442	$29,056,020	$17,720,099	$184,176,669	$18,409,126	$2,536,958	$(18,401,900)	$314,547,414

Combining Statements of Operations for the Year Ended December 31, 2024

	Teucrium Corn Fund	Teucrium Soybean Fund	Teucrium Sugar Fund	Teucrium Wheat Fund	Teucrium Agricultural Fund	Hashdex Bitcoin Futures ETF	Eliminations	Teucrium Commodity Trust
Realized and unrealized gain (loss) on trading of securities, commodity and cryptocurrency futures contracts:
Realized loss on commodity and cryptocurrency futures contracts	$(13,556,155)	$(6,891,609)	$(2,500,209)	$(23,202,055)	$-	$(78,143)	$-	$(46,228,171)
Net change in unrealized appreciation (depreciation) on commodity and cryptocurrency futures contracts	2,163,296	70,635	1,127,703	(9,636,211)	-	114,383	-	(6,160,194)
Realized (loss) gain on securities	-	-	-	-	(1,102,822)	-	1,102,822	-
Net change in unrealized depreciation on securities	-	-	-	-	(1,220,384)	-	1,220,384	-
Interest income	3,384,093	1,475,582	734,413	7,381,620	495	1,073	-	12,977,276
Total (loss) income	$(8,008,766)	$(5,345,392)	$(638,093)	$(25,456,646)	$(2,322,711)	$37,313	$2,323,206	$(39,411,089)

Expenses
Management fees	658,017	287,128	145,054	1,445,767	-	200	-	2,536,166
Professional fees	329,545	164,632	98,717	691,361	69,463	48,489	-	1,402,207
Distribution and marketing fees	960,325	469,351	316,477	2,063,907	139,704	826	-	3,950,590
Custodian fees and expenses	97,813	47,205	33,883	197,647	12,874	1,919	-	391,341
Business permits and licenses fees	24,990	19,456	22,638	47,729	13,617	11,075	-	139,505
General and administrative expenses	77,852	35,011	24,785	176,870	11,991	-	-	326,509
Other expenses	-	-	-	-	131	-	-	131
Total expenses	2,148,542	1,022,783	641,554	4,623,281	247,780	62,509	-	8,746,449

Expenses waived by the Sponsor	-	-	-	-	(235,747)	(62,309)	-	(298,056)

Total expenses, net	2,148,542	1,022,783	641,554	4,623,281	12,033	200	-	8,448,393

Net (loss) Income	$(10,157,308)	$(6,368,175)	$(1,279,647)	$(30,079,927)	$(2,334,744)	$37,113	$2,323,206	$(47,859,482)

Combining Statements of Operations for the Year Ended December 31, 2023

	Teucrium Corn Fund	Teucrium Soybean Fund	Teucrium Sugar Fund	Teucrium Wheat Fund	Teucrium Agricultural Fund	Hashdex Bitcoin Futures ETF	Eliminations	Teucrium Commodity Trust
Realized and unrealized gain (loss) on trading of securities, commodity and cryptocurrency futures contracts:
Realized (loss) gain on commodity and cryptocurrency futures contracts	$(26,707,038)	$940,552	$11,398,276	$(81,189,435)	$-	$1,308,803	$-	$(94,248,842)
Net change in unrealized (depreciation) appreciation on commodity and cryptocurrency futures contracts	(800,836)	(3,912,031)	(3,514,199)	20,881,933	-	48,991	-	12,703,858
Realized (loss) gain on securities	-	-	-	-	(96,992)	-	96,992	-
Net change in unrealized depreciation on securities	-	-	-	-	(1,214,870)	-	1,214,870	-
Interest income	5,217,831	1,843,080	1,340,056	9,252,100	590	82,970		17,736,627
Total (loss) income	$(22,290,043)	$(1,128,399)	$9,224,133	$(51,055,402)	$(1,311,272)	$1,440,764	$1,311,862	$(63,808,357)

Expenses
Management fees	1,054,156	369,531	267,574	1,878,763	-	17,718	-	3,587,742
Professional fees	394,719	282,599	251,061	532,146	217,608	241,278	-	1,919,411
Distribution and marketing fees	1,048,908	384,860	268,576	2,106,344	190,696	8,198	-	4,007,582
Custodian fees and expenses	109,559	39,143	27,216	226,411	23,747	2,167	-	428,243
Business permits and licenses fees	29,208	22,477	22,148	34,453	14,109	19,187	-	141,582
General and administrative expenses	69,692	30,129	22,598	139,454	18,990	550	-	281,413
Other expenses	-	-	-	-	8	-	-	8
Total expenses	2,706,242	1,128,739	859,173	4,917,571	465,158	289,098		10,365,981

Expenses waived by the Sponsor	-	-	-	-	(440,191)	(271,380)	-	(711,571)

Total expenses, net	2,706,242	1,128,739	859,173	4,917,571	24,967	17,718	-	9,654,410

Net (loss) Income	$(24,996,285)	$(2,257,138)	$8,364,960	$(55,972,973)	$(1,336,239)	$1,423,046	$1,311,862	$(73,462,767)

Combining Statements of Operations for the Year Ended December 31, 2022

	Teucrium Corn Fund	Teucrium Soybean Fund	Teucrium Sugar Fund	Teucrium Wheat Fund	Teucrium Agricultural Fund	Hashdex Bitcoin Futures ETF	Eliminations	Teucrium Commodity Trust
Realized and unrealized gain (loss) on trading of securities, commodity and cryptocurrency futures contracts:
Realized gain (loss) on commodity and cryptocurrency futures contracts	$28,784,977	$10,362,032	$(442,477)	$(81,457,408)	$-	$(423,794)	$-	$(43,176,670)
Net change in unrealized (depreciation) appreciation on commodity and cryptocurrency futures contracts	(7,317,857)	(164,481)	(172,519)	(26,279,809)	-	29,152	-	(33,905,514)
Realized (loss) gain on securities	-	-	-	-	182,252	-	(182,252)	-
Net change in unrealized depreciation on securities	-	-	-	-	(1,231,110)	-	1,231,110	-
Interest income	3,437,856	1,141,422	452,734	5,619,025	432	12,854	-	10,664,323
Total income (loss)	$24,904,976	$11,338,973	$(162,262)	$(102,118,192)	$(1,048,426)	$(381,788)	$1,048,858	$(66,417,861)

Expenses
Management fees	2,121,041	677,727	278,028	3,549,506		4,249	-	6,630,551
Professional fees	416,723	140,044	77,992	663,700	79,712	54,416	-	1,432,587
Distribution and marketing fees	1,197,419	379,076	168,266	2,141,826	187,385	1,076	-	4,075,048
Custodian fees and expenses	110,365	37,114	15,692	228,096	19,180	213	-	410,660
Business permits and licenses fees	34,477	21,062	28,238	49,106	13,601	10,842	-	157,326
General and administrative expenses	113,955	43,514	20,254	123,180	13,821	8,744	-	323,468
Other expenses	-	-	-	2,108	39	-	-	2,147
Total expenses	3,993,980	1,298,537	588,470	6,757,522	313,738	79,540	-	13,031,787

Expenses waived by the Sponsor	(345,855)	(89,562)	(78,237)	(425,164)	(262,928)	(75,291)	-	(1,277,037)

Total expenses, net	3,648,125	1,208,975	510,233	6,332,358	50,810	4,249	-	11,754,750

Net Income (loss)	$21,256,851	$10,129,998	$(672,495)	$(108,450,550)	$(1,099,236)	$(386,037)	$1,048,858	$(78,172,611)

Note 9 - Subsequent Events

Management has evaluated the financial statements for the year-ended December 31, 2024 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Trust and Funds other than those noted below:

Beginning on January 8, 2025, the Funds' clearing brokers Marex and StoneX were paid $4.00 and $4.50, respectively, per half turn for Corn, Soybean, Sugar and Wheat Futures Contracts inclusive of pass-through fees for the exchange and the NFA.

CORN:

Nothing to report.

SOYB:

Nothing to report.

CANE:

Nothing to report.

WEAT:

Nothing to report.

TAGS:

Nothing to report.

GRANT THORNTON LLP 757 Third Ave., 9th Floor New York, NY 10017 D+1 212 599 0100 F+1 212 370 4520

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor and Shareholders of

Teucrium Corn Fund

Opinion on the financial statements

We have audited the accompanying statements of assets and liabilities, including the schedules of investments of Teucrium Corn Fund (a series of Teucrium Commodity Trust) (the “Fund”) as of December 31, 2024 and 2023, the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2024 , and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GRANT THORNTON LLP

We have served as the Fund’s auditor since 2014.

New York, New York

March 5, 2025

GT.COM	Grant Thornton LLP is the U.S. member firm of Grant Thornton International Ltd (GTIL). GTIL and each of its member firms are separate legal entities and are not a worldwide partnership.

TEUCRIUM CORN FUND

STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2024	December 31, 2023

Assets
Cash and cash equivalents	$60,998,326	$76,745,471
Interest receivable	78,840	105,283
Other assets	3,171	-
Equity in trading accounts:
Commodity futures contracts	1,936,572	-
Due from broker	3,738,171	6,533,938
Total equity in trading accounts	5,674,743	6,533,938
Total assets	66,755,080	83,384,692

Liabilities
Management fee payable to Sponsor	52,375	71,506
Other liabilities	23,050	80,603
Equity in trading accounts:
Commodity futures contracts	1,955,417	2,182,141
Total liabilities	2,030,842	2,334,250

Net assets	$64,724,238	$81,050,442

Shares outstanding	3,450,004	3,750,004

Shares authorized	*	*

Net asset value per share	$18.76	$21.61

Market value per share	$18.77	$21.57

*On April 7, 2022, the Teucrium Corn Fund registered an indeterminate number of Shares for the Fund pursuant to Rule 456(d) under the Securities Act of 1933.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

SCHEDULE OF INVESTMENTS

December 31, 2024

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
U.S. Bank Deposit Account	4.200%	$10,269,737	$10,269,737	15.87%	10,269,737
Goldman Sachs Financial Square Government Fund - Institutional Class	4.410%	12,519,321	12,519,321	19.34	12,519,321
Total money market funds		$22,789,058	$22,789,058	35.21%

	Maturity				Percentage of
	Date	Yield	Cost	Fair Value	Net Assets	Principal Amount
Commercial Paper
Bell Canada, Inc.	February 4, 2025	4.588%	2,482,423	$2,489,328	3.85%	2,500,000
Brookfield Infrastructure Holdings (Canada) Inc.	March 6, 2025	4.783%	2,471,931	2,479,111	3.83	2,500,000
Energy Transfer Operating, L.P.	January 24, 2025	4.454%	4,984,728	4,985,950	7.70	5,000,000
General Motors Financial Company, Inc.	January 28, 2025	4.595%	2,474,575	2,491,525	3.85	2,500,000
General Motors Financial Company, Inc.	March 14, 2025	4.524%	2,473,735	2,477,752	3.83	2,500,000
Harley-Davidson Financial Services, Inc.	February 3, 2025	4.791%	4,947,667	4,978,412	7.69	5,000,000
Hyundai Capital America	February 12, 2025	4.568%	2,481,875	2,486,875	3.84	2,500,000
L3Harris Technologies, Inc.	January 21, 2025	4.560%	2,490,000	2,493,750	3.85	2,500,000
VW Credit, Inc.	February 19, 2025	4.568%	2,481,875	2,484,688	3.84	2,500,000
Total Commercial Paper			$27,288,809	$27,367,391	42.28%
Total Cash Equivalents				$50,156,449	77.49%

	Number of		Percentage of	Notional Amount
	Contracts	Fair Value	Net Assets	(Long Exposure)
Commodity futures contracts
United States corn futures contracts
CBOT corn futures MAY25	974	$1,356,124	2.09%	$22,682,025
CBOT corn futures JUL25	829	580,448	0.90%	19,429,688
Total commodity futures contracts		$1,936,572	2.99%	$42,111,713

	Number of		Percentage of	Notional Amount
Description: Liabilities	Contracts	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT corn futures DEC25	1,019	1,955,417	3.02	22,609,063

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

SCHEDULE OF INVESTMENTS

December 31, 2023

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
U.S. Bank Deposit Account	5.270%	$7,523,423	$7,523,423	9.28%	7,523,423
Goldman Sachs Financial Square Government Fund - Institutional Class	5.250%	19,050,119	19,050,119	23.51	19,050,119
Total money market funds		$26,573,542	$26,573,542	32.79%

	Maturity				Percentage of
	Date	Yield	Cost	Fair Value	Net Assets	Principal Amount
Commercial Paper
Albemarle Corporation	January 3, 2024	5.770%	$4,950,475	$4,998,428	$6.17%	5,000,000
Albemarle Corporation	January 11, 2024	5.808%	2,478,230	2,496,042	3.08	2,500,000
Brookfield Infrastructure Holdings (Canada) Inc.	January 9, 2024	5.794%	2,489,708	2,496,833	3.08	2,500,000
Brookfield Infrastructure Holdings (Canada) Inc.	January 16, 2024	5.853%	2,466,575	2,494,031	3.08	2,500,000
Entergy Corporation	March 1, 2024	5.665%	2,467,625	2,476,875	3.06	2,500,000
FMC Corporation	January 19, 2024	5.816%	2,488,878	2,492,850	3.07	2,500,000
Harley-Davidson Financial Services, Inc.	January 9, 2024	5.843%	2,474,533	2,496,817	3.08	2,500,000
Harley-Davidson Financial Services, Inc.	February 1, 2024	5.867%	2,480,400	2,487,600	3.07	2,500,000
Harley-Davidson Financial Services, Inc.	February 14, 2024	5.927%	2,473,774	2,482,247	3.06	2,500,000
National Fuel Gas Company	January 8, 2024	5.867%	2,480,400	2,497,200	3.08	2,500,000
Oracle Corporation	March 6, 2024	5.562%	2,467,452	2,475,400	3.05	2,500,000
V.F. Corporation	January 18, 2024	5.606%	2,473,646	2,493,507	3.08	2,500,000
WGL Holdings, Inc.	January 3, 2024	5.793%	2,490,896	2,499,208	3.08	2,500,000
WGL Holdings, Inc.	January 12, 2024	5.849%	2,487,222	2,495,608	3.08	2,500,000
Walgreens Boots Alliance, Inc.	January 12, 2024	6.028%	2,484,378	2,495,478	3.08	2,500,000
Total Commercial Paper			$39,654,192	$39,878,124	49.20%
Total Cash Equivalents				$66,451,666	81.99%

	Number of		Percentage of	Notional Amount
Description: Liabilities	Contracts	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT corn futures MAY24	1,171	$1,102,254	1.36%	$28,338,200
CBOT corn futures JUL24	983	384,407	0.47	24,280,100
CBOT corn futures DEC24	1,128	695,480	0.86	28,397,400
Total commodity futures contracts		$2,182,141	2.69%	$81,015,700

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF OPERATIONS

	Year ended	Year ended	Year ended
	December 31, 2024	December 31, 2023	December 31, 2022
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized (loss) gain on commodity futures contracts	$(13,556,155)	$(26,707,038)	$28,784,977
Net change in unrealized appreciation (depreciation) on commodity futures contracts	2,163,296	(800,836)	(7,317,857)
Interest income	3,384,093	5,217,831	3,437,856
Total (loss) income	(8,008,766)	(22,290,043)	24,904,976

Expenses
Management fees	658,017	1,054,156	2,121,041
Professional fees	329,545	394,719	416,723
Distribution and marketing fees	960,325	1,048,908	1,197,419
Custodian fees and expenses	97,813	109,559	110,365
Business permits and licenses fees	24,990	29,208	34,477
General and administrative expenses	77,852	69,692	113,955
Total expenses	2,148,542	2,706,242	3,993,980

Expenses waived by the Sponsor	-	-	(345,855)

Total expenses, net	2,148,542	2,706,242	3,648,125

Net (loss) income	$(10,157,308)	$(24,996,285)	$21,256,851

Net (decrease) increase in net asset value per share	$(2.85)	$(5.29)	$5.32
Net (loss) gain per weighted average share	$(2.95)	$(5.65)	$2.66
Weighted average Shares outstanding	3,448,433	4,424,182	8,002,538

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF CHANGES IN NET ASSETS

	Year ended	Year ended	Year ended
	December 31, 2024	December 31, 2023	December 31, 2022
Operations
Net (loss) income	$(10,157,308)	$(24,996,285)	$21,256,851
Capital transactions
Issuance of Shares	27,459,157	23,324,517	218,911,328
Redemption of Shares	(33,628,053)	(69,916,195)	(208,376,030)
Total capital transactions	(6,168,896)	(46,591,678)	10,535,298
Net change in net assets	(16,326,204)	(71,587,963)	31,792,149

Net assets, beginning of period	$81,050,442	$152,638,405	$120,846,256

Net assets, end of period	$64,724,238	$81,050,442	$152,638,405

Net asset value per share at beginning of period	$21.61	$26.90	$21.58

Net asset value per share at end of period	$18.76	$21.61	$26.90

Creation of Shares	1,450,000	975,000	8,050,000
Redemption of Shares	1,750,000	2,900,000	7,975,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF CASH FLOWS

	Year ended	Year ended	Year ended
	December 31, 2024	December 31, 2023	December 31, 2022
Cash flows from operating activities:
Net (loss) income	$(10,157,308)	$(24,996,285)	$21,256,851
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Net change in unrealized (appreciation) depreciation on commodity futures contracts	(2,163,296)	800,836	7,317,857
Changes in operating assets and liabilities:
Due from broker	2,795,767	5,091,393	(11,548,188)
Interest receivable	26,443	19,731	(116,400)
Other assets	(3,171)	854	(854)
Management fee payable to Sponsor	(19,131)	(73,371)	40,790
Other liabilities	(57,553)	59,254	(63,357)
Net cash (used in) provided by operating activities	(9,578,249)	(19,097,588)	16,886,699

Cash flows from financing activities:
Proceeds from sale of Shares	27,459,157	24,669,347	217,566,498
Redemption of Shares	(33,628,053)	(71,261,025)	(207,031,200)
Net cash (used in) provided by financing activities	(6,168,896)	(46,591,678)	10,535,298

Net change in cash and cash equivalents	(15,747,145)	(65,689,266)	27,421,997
Cash and cash equivalents, beginning of period	76,745,471	142,434,737	115,012,740
Cash and cash equivalents, end of period	$60,998,326	$76,745,471	$142,434,737

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

December 31, 2024

Note 1 - Organization and Operation

Teucrium Corn Fund (referred to herein as “CORN,” or the “Fund”) is a commodity pool that is a series of Teucrium Commodity Trust (“Trust”), a Delaware statutory trust formed on September 11, 2009. The Fund issues common units, called the “Shares,” representing fractional undivided beneficial interests in the Fund. The Fund continuously offers Creation Baskets consisting of 25,000 Shares at their Net Asset Value (“NAV”) to “Authorized Purchasers” through PINE Distributors LLC, which is the marketing agent for the Fund (the “Marketing Agent”). Authorized Purchasers sell such Shares, which are listed on the New York Stock Exchange (“NYSE”) Arca under the symbol “CORN,” to the public at per-Share offering prices that reflect, among other factors, the trading price of the Shares on the NYSE Arca, the NAV of the Fund at the time the Authorized Purchaser purchased the Creation Baskets and the NAV at the time of the offer of the Shares to the public, the supply of and demand for Shares at the time of sale, and the liquidity of the markets for corn interests. The Fund’s Shares trade in the secondary market on the NYSE Arca at prices that are lower or higher than their NAV per Share.

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

Note 2 - Principal Contracts and Agreements

The Sponsor employs U.S. Bank, N.A. as the Custodian for the Funds. The principal business address for U.S. Bank, N.A is 5065 Wooster Rd, Cincinnati, Ohio 45226. U.S. Bank N.A. is a national banking association organized and existing under the laws of the United States of America with its principal place of business at Minneapolis, Minnesota. The principal address for U.S. Bancorp Fund Services, LLC doing business as U.S. Bank Global Fund Services (“Global Fund Services”) is 615 E. Michigan Street, Milwaukee, WI 53202. In addition, effective on the Conversion Date, Global Fund Services, a wholly owned subsidiary of U.S. Bank, N.A. commenced serving as administrator for each Fund, performing certain administrative, accounting services, and preparing certain SEC reports on behalf of the Funds, and also became the registrar and transfer agent for each Fund’s Shares. For such services, U.S. Bank, N.A. and Global Fund Services will receive an asset-based fee, subject to a minimum annual fee.

For custody services, the Funds will pay to U.S. Bank, N.A. 0.0075% of average gross assets up to $1 billion, and 0.0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to Global Fund Services 0.05% of average gross assets on the first $500 million, 0.04% on the next $500 million, 0.03% on the next $2 billion, and 0.02% on the balance over $3 billion annually. A combined minimum annual fee of up to $47,000 for custody, transfer agency, accounting and administrative services is assessed per Fund. These services are recorded in custodian fees and expenses on the statements of operations. A summary of these expenses is included below.

The Sponsor employs PINE Distributors LLC, ("PINE" or the "Marketing Agent")  as the Marketing Agent for the Funds. The Distribution Services Agreement among the Marketing Agent, the Sponsor, and the Trust calls for the Marketing Agent to work with the Transfer Agent in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Marketing Agent and the Sponsor have also entered into an agreement under which certain employees and officers of the Sponsor are licensed as registered representatives of the Marketing Agent.  These persons engage in certain marketing activities for the Funds. For its services as the Marketing Agent, PINE receives a fee of 0.0075% of the Fund’s average daily net assets and an aggregate annual fee of $75,000 for all Teucrium Funds., For its services under the RRSA, PINE receives a fee of $3,500 per registered representative and $7,500 per registered location. These services are recorded in distribution and marketing fees on the combined statements of operations. A summary of these expenses is included below.

Marex Capital Markets, Inc. (“Marex”) and StoneX Financial Inc. (“StoneX”) serve as the Funds’ clearing brokers to execute and clear futures contracts and provide other brokerage-related services. Marex and StoneX   are each registered as futures commission merchants (“FCM”) with the U.S. CFTC and are members of the NFA. The clearing brokers are registered as broker-dealers with the SEC and are each a member of FINRA. Marex, and StoneX are each clearing members of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar and Wheat Futures Contracts, Marex is paid $11.00 per round turn. StoneX is paid $2.50 per round turn exclusive of pass-through fees for the exchange and the NFA. Additionally, if the monthly commissions paid by each Fund does not equal or exceed 16.5% return on the StoneX Capital Requirement at 9.6% of the Exchange Maintenance Margin, each Fund will pay a true up to meet that return at the end of each month. These expenses are recognized on a per-trade basis. The half-turn is recognized as an unrealized loss on the combined statements of operations, and a full turn is recognized as a realized loss on the combined statements of operations when a contract is sold.  A summary of these expenses can be found below.

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

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Amount Recognized for Custody Services	$97,813	$109,559	$110,365
Amount of Custody Services Waived	$-	$-	$4,000

Amount Recognized for Marketing Agent Services	$30,938	$39,529	$60,803
Amount of Marketing Agent Services Waived	$-	$-	$17,010

Amount Recognized for Wilmington Trust	$893	$860	$550
Amount of Wilmington Trust Waived	$-	$-	$-

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

Brokerage Commissions

The Sponsor began recognizes the expense for brokerage commissions for futures contract trades on a per-trade basis. The below table shows the amounts included on the statements of operations as total brokerage commissions paid inclusive of unrealized loss for the years ended  December 31, 2022, 2023, and 2024.

CORN
Year Ended December 31, 2024	$48,170
Year Ended December 31, 2023	$65,449
Year Ended December 31, 2022	$217,050

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2022 to 2024, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of and for the years ended December 31, 2024, 2023, and 2022. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the years ended December 31, 2024, 2023, and 2022.

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

	As of December 31, 2024	As of December 31, 2023	As of December 31, 2022
Money Market Funds	$22,789,058	$26,573,542	$52,555,915
Demand Deposit Savings Accounts	10,841,877	10,293,805	25,538,663
Commercial Paper	27,367,391	39,878,124	64,340,159
Total cash and cash equivalents as presented on the Statement of Assets and Liabilities	$60,998,326	$76,745,471	$142,434,737

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

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Recognized Related Party Transactions	$643,463	$684,181	$827,230
Waived Related Party Transactions	$-	$-	$149,721

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

CORN
Year Ended December 31, 2024	$-
Year Ended December 31, 2023	$-
Year Ended December 31, 2022	$345,855

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

On December 31, 2024 and 2023, in the opinion of the Trust and the Fund, the reported value of the Corn Futures Contracts traded on the CBOT fairly reflected the value of the Corn Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the years being reported.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03 – Income Statement—Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40). The amendments require an entity to disaggregate certain income statement line-items within the Notes to the Financial Statements. The Sponsor is evaluating the impacts to the financial statements and disclosures to the Trust and the Fund, and will plan to adopt at or before the effective date for the 10K for the period ending December 31, 2026.

The FASB issued ASU 2023-07, Segment Reporting (Topic 280 Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which enhances disclosure requirements about significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”). ASU 2023-07, among other things, (i) requires a single segment public entity to provide all of the disclosures as required by ASC 280, (ii) requires a public entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources and (iii) provides the ability for a public entity to elect more than one performance measure. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods beginning with the first quarter ended March 31, 2025. Early adoption is permitted and retrospective adoption is required for all prior periods presented. The Trust and the Fund adopted ASU 2023-07 effective December 31, 2024 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements.

The FASB issued ASU 2023-06 – Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The amendments require an entity to disclose its accounting policy for where cash flows associated with derivative instruments and their related gains and losses are presented. The Trust and Fund already discloses the accounting policy related to the derivative gains and losses presented on the cash flow statement. The amendment was adopted early for the period ended December 31, 2023. There is no impact to the financial statements of the Trust or the Fund.

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

Note 4 - Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of December 31, 2024 and December 31, 2023:

December 31, 2024

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2024
Cash Equivalents	$50,156,449	$-	$-	$50,156,449
Corn futures contracts	1,936,572	-	-	1,936,572
Total	$52,093,021	$-	$-	$52,093,021

Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2024
Corn futures contracts	$1,955,417	$-	$-	$1,955,417

December 31, 2023

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2023
Cash Equivalents	$66,451,666	$-	$-	$66,451,666

Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2023
Corn futures contracts	$2,182,141	$-	$-	$2,182,141

For the years ended December 31, 2024 and 2023, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 - Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the years ended December 31, 2024 and 2023, the Fund invested only in commodity futures contracts.

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

The following table discloses information about offsetting assets and liabilities presented in the statements of assets and liabilities to enable users of these financial statements to evaluate the effect or potential effect of netting arrangements for recognized assets and liabilities. These recognized assets and liabilities are presented as defined in FASB Topic 210: Balance Sheet.

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCMs, Marex  and StoneX as of December 31, 2024 and 2023. *The amount of collateral presented in Collateral, Due from Broker, is limited to the liability for the futures contracts and accordingly does not include the excess collateral pledged.

Offsetting of Financial Assets and Derivative Assets as of  December 31, 2024

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Corn futures contracts	$1,936,572	$-	$1,936,572	$1,936,572	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2024

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity Price
Corn futures contracts	$1,955,417	$-	$1,955,417	$1,936,572	$18,845	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of  December 31, 2023

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity Price
Corn futures contracts	$2,182,141	$-	$2,182,141	$-	$2,182,141	$-

The following is a summary of realized and net change in unrealized gains (losses) of the derivative instruments utilized by the Fund:

Year ended December 31, 2024

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(13,556,155)	$2,163,296

Year ended December 31, 2023

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(26,707,038)	$(800,836)

Year ended December 31, 2022

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$28,784,977	$(7,317,857)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $65.2 million in 2024, $101.5 million in 2023, and $212.2 million in 2022.

Note 6 - Financial Highlights

The following table presents per share performance data and other supplemental financial data for the years ended December 31, 2024, 2023, and 2022. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Year ended	Year ended	Year ended
	December 31, 2024	December 31, 2023	December 31, 2022
Per Share Operation Performance
Net asset value at beginning of period	$21.61	$26.90	$21.58
Income (loss) from investment operations:
Investment income	0.98	1.18	0.43
Net realized and unrealized (loss) gain on commodity futures contracts	(3.21)	(5.86)	5.34
Total expenses, net	(0.62)	(0.61)	(0.45)
Net (decrease) increase in net asset value	(2.85)	(5.29)	5.32
Net asset value at end of period	$18.76	$21.61	$26.90
Total Return	(13.20)%	(19.64)%	24.64%
Ratios to Average Net Assets (Annualized)
Total expenses	3.27%	2.57%	1.88%
Total expenses, net	3.27%	2.57%	1.72%
Net investment income (loss)	1.88%	2.38%	(0.10)%

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

Note 8 - Segment Reporting (Topic 280)

The Teucrium Corn Fund is a fund focused on the business of achieving the investment objective of having the daily changes in the NAV of the Fund’s shares reflect the daily changes in a weighted average of the closing settlement prices for corn futures contracts. As such, the Fund invests and manages primarily corn futures contracts, and expenses reported are a result of the management thereof. The Fund currently operates in only one reportable segment.

The CODM is comprised of the Sponsor’s chief executive officer, chief financial officer, and chief operating officer. The CODM reviews the operations, income, and expenses, of the Fund to confirm that it operates in one reportable segment. This review includes confirming the performance of the Fund was in accordance with the Investment Objective of the Fund as described in the Fund’s prospectus. The performance of the Fund should be a result of the performance of each Fund’s respective benchmark futures contracts. Additionally, the CODM confirms that the expenses for the Fund, which are listed on the statement of operations, are related solely to the operations of the Fund. As the Fund’s operations comprise a single reporting segment, the segment assets are reflected on the accompanying statement of assets and liabilities.

Note 9 - Subsequent Events

Management has evaluated the financial statements for the year-ended  December 31, 2024 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than those noted below:

Nothing to report.

GRANT THORNTON LLP 757 Third Ave., 9th Floor New York, NY 10017 D+1 212 599 0100 F+1 212 370 4520

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor and Shareholders of

Teucrium Soybean Fund

Opinion on the financial statements

We have audited the accompanying statements of assets and liabilities, including the schedules of investments of Teucrium Soybean Fund (a series of Teucrium Commodity Trust) (the “Fund”) as of December 31, 2024 and 2023, the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2024 , and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GRANT THORNTON LLP

We have served as the Fund’s auditor since 2014.

New York, New York

March 5, 2025

GT.COM	Grant Thornton LLP is the U.S. member firm of Grant Thornton International Ltd (GTIL). GTIL and each of its member firms are separate legal entities and are not a worldwide partnership.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2024	December 31, 2023

Assets
Cash and cash equivalents	$23,806,400	$28,107,189
Interest receivable	33,654	36,662
Other assets	4,286	-
Equity in trading accounts:
Due from broker	2,725,790	2,385,040
Total assets	$26,570,130	$30,528,891

Liabilities
Management fee payable to Sponsor	22,453	25,659
Other liabilities	3,608	55,551
Equity in trading accounts:
Commodity futures contracts	1,321,026	1,391,661
Total liabilities	$1,347,087	$1,472,871

Net assets	$25,223,043	$29,056,020

Shares outstanding	1,175,004	1,075,004

Shares available	*	*

Net asset value per share	$21.47	$27.03

Market value per share	$21.48	$27.01

*On April 7, 2022, the Teucrium Soybean Fund registered an indeterminate number of Shares of the Fund pursuant to Rule 456(d) under the Securities Act of 1933.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

SCHEDULE OF INVESTMENTS

December 31, 2024

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
U.S. Bank Deposit Account	4.200%	$1,007,365	$1,007,365	3.99%	1,007,365
Goldman Sachs Financial Square Government Fund - Institutional Class	4.410%	7,139,449	7,139,449	28.31	7,139,449
Total money market funds		$8,146,814	$8,146,814	32.30%

	Maturity				Percentage of
	Date	Yield	Cost	Fair Value	Net Assets	Principal Amount
Commercial Paper
Brookfield Infrastructure Holdings (Canada) Inc.	January 8, 2025	4.788%	$2,477,431	$2,497,711	9.90%	2,500,000
Energy Transfer Operating, L.P.	January 24, 2025	4.454%	4,984,728	4,985,950	19.77	5,000,000
Harley-Davidson Financial Services, Inc.	February 3, 2025	4.791%	2,473,833	2,489,206	9.87	2,500,000
Total Commercial Paper			$9,935,992	$9,972,867	39.54%
Total Cash Equivalents				$18,119,681	71.84%

	Number of		Percentage of	Notional Amount
Description: Liabilities	Contracts	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures MAR25	175	$272,036	1.08%	$8,841,875
CBOT soybean futures MAY25	148	68,992	0.27	7,564,650
CBOT soybean futures NOV25	172	979,998	3.89	8,817,150
Total commodity futures contracts		$1,321,026	5.24%	$25,223,675

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

SCHEDULE OF INVESTMENTS

December 31, 2023

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
U.S. Bank Deposit Account	5.270%	$1,075,007	$1,075,007	3.70%	1,075,007
Goldman Sachs Financial Square Government Fund - Institutional Class	5.250%	6,671,092	6,671,092	22.96	6,671,092
Total money market funds		$7,746,099	$7,746,099	26.66%

	Maturity				Percentage of
	Date	Yield	Cost	Fair Value	Net Assets	Principal Amount
Commercial Paper
Albemarle Corporation	January 8, 2024	5.738%	$2,476,151	$2,497,263	8.59%	2,500,000
Brookfield Infrastructure Holdings (Canada) Inc.	January 9, 2024	5.794%	2,489,708	2,496,833	8.59	2,500,000
FMC Corporation	January 19, 2024	5.816%	2,488,878	2,492,850	8.58	2,500,000
Harley-Davidson Financial Services, Inc.	February 1, 2024	5.867%	2,480,400	2,487,600	8.56	2,500,000
Stanley Black & Decker, Inc.	January 22, 2024	5.807%	2,479,021	2,491,688	8.58	2,500,000
WGL Holdings, Inc.	January 12, 2024	5.849%	2,487,222	2,495,608	8.59	2,500,000
Total Commercial Paper			$14,901,380	$14,961,842	51.49%
Total Cash Equivalents				$22,707,941	78.15%

The accompanying notes are an integral part of these financial statements.

	Number of		Percentage of	Notional Amount
Description: Liabilities	Contracts	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures MAR24	156	$617,118	2.12%	$10,124,400
CBOT soybean futures MAY24	133	633,749	2.18	8,693,213
CBOT soybean futures NOV24	164	140,794	0.48	10,215,150
Total commodity futures contracts		$1,391,661	4.78%	$29,032,763

TEUCRIUM SOYBEAN FUND

STATEMENTS OF OPERATIONS

	Year ended	Year ended	Year ended
	December 31, 2024	December 31, 2023	December 31, 2022
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized (loss) gain on commodity futures contracts	$(6,891,609)	$940,552	$10,362,032
Net change in unrealized appreciation / depreciation on commodity futures contracts	70,635	(3,912,031)	(164,481)
Interest income	1,475,582	1,843,080	1,141,422
Total (loss) income	(5,345,392)	(1,128,399)	11,338,973

Expenses
Management fees	287,128	369,531	677,727
Professional fees	164,632	282,599	140,044
Distribution and marketing fees	469,351	384,860	379,076
Custodian fees and expenses	47,205	39,143	37,114
Business permits and licenses fees	19,456	22,477	21,062
General and administrative expenses	35,011	30,129	43,514
Total expenses	1,022,783	1,128,739	1,298,537

Expenses waived by the Sponsor	-	-	(89,562)

Total expenses, net	1,022,783	1,128,739	1,208,975

Net (loss) income	$(6,368,175)	$(2,257,138)	$10,129,998

Net (decrease) increase in net asset value per share	$(5.56)	$(1.47)	$5.73
Net (loss) gain per weighted average share	$(5.21)	$(1.68)	$4.03
Weighted average Shares outstanding	1,223,228	1,345,346	2,515,004

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF CHANGES IN NET ASSETS

	Year ended	Year ended	Year ended
	December 31, 2024	December 31, 2023	December 31, 2022
Operations
Net (loss) income	$(6,368,175)	$(2,257,138)	$10,129,998
Capital transactions
Issuance of Shares	17,429,510	12,216,528	60,420,360
Redemption of Shares	(14,894,312)	(39,333,355)	(57,092,998)
Total capital transactions	2,535,198	(27,116,827)	3,327,362
Net change in net assets	(3,832,977)	(29,373,965)	13,457,360

Net assets, beginning of period	$29,056,020	$58,429,985	$44,972,625

Net assets, end of period	$25,223,043	$29,056,020	$58,429,985

Net asset value per share at beginning of period	$27.03	$28.50	$22.77

Net asset value per share at end of period	$21.47	$27.03	$28.50

Creation of Shares	725,000	450,000	2,200,000
Redemption of Shares	625,000	1,425,000	2,125,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF CASH FLOWS

	Year ended	Year ended	Year ended
	December 31, 2024	December 31, 2023	December 31, 2022
Cash flows from operating activities:
Net (loss) income	$(6,368,175)	$(2,257,138)	$10,129,998
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Net change in unrealized depreciation (appreciation) on commodity futures contracts	(70,635)	3,912,031	164,481
Changes in operating assets and liabilities:
Due from broker	(340,750)	(1,841,835)	(543,205)
Interest receivable	3,008	29,473	(64,207)
Other assets	(4,286)	1,160	(1,160)
Due to broker	-	-	(675,169)
Management fee payable to Sponsor	(3,206)	(29,771)	18,973
Other liabilities	(51,943)	47,787	(14,648)
Net cash (used in) provided by operating activities	(6,835,987)	(138,293)	9,015,063

Cash flows from financing activities:
Proceeds from sale of Shares	17,429,510	12,216,528	60,420,360
Redemption of Shares	(14,894,312)	(42,183,615)	(54,242,738)
Net cash provided by (used in) financing activities	2,535,198	(29,967,087)	6,177,622

Net change in cash and cash equivalents	(4,300,789)	(30,105,380)	15,192,685
Cash and cash equivalents, beginning of period	28,107,189	58,212,569	43,019,884
Cash and cash equivalents, end of period	$23,806,400	$28,107,189	$58,212,569

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

December 31, 2024

Note 1 - Organization and Operation

Teucrium Soybean Fund (referred to herein as “SOYB” or the “Fund”) is a commodity pool that is a series of Teucrium Commodity Trust (“Trust”), a Delaware statutory trust formed on September 11, 2009. The Fund issues common units, called the “Shares,” representing fractional undivided beneficial interests in the Fund. The Fund continuously offers Creation Baskets consisting of 25,000 Shares at their Net Asset Value (“NAV”) to “Authorized Purchasers” through PINE Distributors LLC, which is the marketing agent for the Fund (the “Marketing Agent”). Authorized Purchasers sell such Shares, which are listed on the New York Stock Exchange (“NYSE”) Arca under the symbol “SOYB,” to the public at per-Share offering prices that reflect, among other factors, the trading price of the Shares on the NYSE Arca, the NAV of the Fund at the time the Authorized Purchaser purchased the Creation Baskets and the NAV at the time of the offer of the Shares to the public, the supply of and demand for Shares at the time of sale, and the liquidity of the markets for soybean interests. The Fund’s Shares trade in the secondary market on the NYSE Arca at prices that are lower or higher than their NAV per Share.

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

Note 2 - Principal Contracts and Agreements

The Sponsor employs U.S. Bank, N.A. as the Custodian for the Funds. The principal business address for U.S. Bank, N.A is 5065 Wooster Rd, Cincinnati, Ohio 45226. U.S. Bank N.A. is a national banking association organized and existing under the laws of the United States of America with its principal place of business at Minneapolis, Minnesota. The principal address for U.S. Bancorp Fund Services, LLC doing business as U.S. Bank Global Fund Services (“Global Fund Services”) is 615 E. Michigan Street, Milwaukee, WI 53202. In addition, effective on the Conversion Date, Global Fund Services, a wholly owned subsidiary of U.S. Bank, N.A. commenced serving as administrator for each Fund, performing certain administrative, accounting services, and preparing certain SEC reports on behalf of the Funds, and also became the registrar and transfer agent for each Fund’s Shares. For such services, U.S. Bank, N.A. and Global Fund Services will receive an asset-based fee, subject to a minimum annual fee.

For custody services, the Funds will pay to U.S. Bank, N.A. 0.0075% of average gross assets up to $1 billion, and 0.0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to Global Fund Services 0.05% of average gross assets on the first $500 million, 0.04% on the next $500 million, 0.03% on the next $2 billion, and 0.02% on the balance over $3 billion annually. A combined minimum annual fee of up to $47,000 for custody, transfer agency, accounting and administrative services is assessed per Fund. These services are recorded in custodian fees and expenses on the statements of operations. A summary of these expenses is included below.

The Sponsor employs PINE Distributors LLC, ("PINE" or the "Marketing Agent")  as the Marketing Agent for the Funds. The Distribution Services Agreement among the Marketing Agent, the Sponsor, and the Trust calls for the Marketing Agent to work with the Transfer Agent in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Marketing Agent and the Sponsor have also entered into an agreement under which certain employees and officers of the Sponsor are licensed as registered representatives of the Marketing Agent.  These persons engage in certain marketing activities for the Funds. For its services as the Marketing Agent, PINE receives a fee of 0.0075% of the Fund’s average daily net assets and an aggregate annual fee of $75,000 for all Teucrium Funds. For its services under the RRSA, PINE receives a fee of $3,500 per registered representative and $7,500 per registered location. These services are recorded in distribution and marketing fees on the combined statements of operations. A summary of these expenses is included below.

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

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Amount Recognized for Custody Services	$47,205	$39,143	$37,114
Amount of Custody Services Waived	$-	$-	$4,000

Amount Recognized for Marketing Agent Services	$15,184	$14,627	$19,183
Amount of Marketing Agent Services Waived	$-	$-	$3,962

Amount Recognized for Wilmington Trust	$509	$317	$550
Amount of Wilmington Trust Waived	$-	$-	$-

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

Brokerage Commissions

The Sponsor recognizes the expense for brokerage commissions for futures contract trades on a per-trade basis. The below table shows the amounts included on the statements of operations as total brokerage commissions paid inclusive of unrealized loss for the years ended  December 31, 2022, 2023, and 2024.

SOYB
Year Ended December 31, 2024	$9,837
Year Ended December 31, 2023	$12,516
Year Ended December 31, 2022	$27,011

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2022 to 2024, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of and for the years ended December 31, 2024, 2023, and 2022. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the years ended December 31, 2024, 2023, and 2022.

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

	As of December 31, 2024	As of December 31, 2023	As of December 31, 2022
Money Market Funds	$8,146,814	$7,746,099	$25,631,042
Demand Deposit Savings Accounts	5,686,719	5,399,248	5,143,495
Commercial Paper	9,972,867	14,961,842	27,438,032
Total cash and cash equivalents as presented on the Statement of Assets and Liabilities	$23,806,400	$28,107,189	$58,212,569

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

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Recognized Related Party Transactions	$314,878	$251,775	$261,124
Waived Related Party Transactions	$-	$-	$32,056

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

SOYB
Year Ended December 31, 2024	$-
Year Ended December 31, 2023	$-
Year Ended December 31, 2022	$89,562

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

On December 31, 2024 and 2023, in the opinion of the Trust and the Fund, the reported value of the Soybean Futures Contracts traded on the CBOT fairly reflected the value of the Soybean Futures Contracts held by the Fund, with no adjustments necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the years being reported.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03 – Income Statement—Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40). The amendments require an entity to disaggregate certain income statement line-items within the Notes to the Financial Statements. The Sponsor is evaluating the impacts to the financial statements and disclosures to the Trust and the Fund, and will plan to adopt at or before the effective date for the 10K for the period ending December 31, 2026.

The FASB issued ASU 2023-07, Segment Reporting (Topic 280 Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which enhances disclosure requirements about significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”). ASU 2023-07, among other things, (i) requires a single segment public entity to provide all of the disclosures as required by ASC 280, (ii) requires a public entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources and (iii) provides the ability for a public entity to elect more than one performance measure. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods beginning with the first quarter ended March 31, 2025. Early adoption is permitted and retrospective adoption is required for all prior periods presented. The Trust and the Fund adopted ASU 2023-07 effective December 31, 2024 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements.

The FASB issued ASU 2023-06 – Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The amendments require an entity to disclose its accounting policy for where cash flows associated with derivative instruments and their related gains and losses are presented. The Trust and Fund already discloses the accounting policy related to the derivative gains and losses presented on the cash flow statement. The amendment was adopted early for the period ended December 31, 2023. There is no impact to the financial statements of the Trust or the Fund.

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

Note 4 - Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of December 31, 2024 and December 31, 2023:

December 31, 2024

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2024
Cash Equivalents	$18,119,681	$-	$-	$18,119,681

Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2024
Soybean futures contracts	$1,321,026	$-	$-	$1,321,026

December 31, 2023

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2023
Cash Equivalents	$22,707,941	$-	$-	$22,707,941

Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2023
Soybean futures contracts	$1,391,661	$-	$-	$1,391,661

For the years ended December 31, 2024 and 2023, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 - Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the years ended December 31, 2024 and 2023, the Fund invested only in commodity futures contracts.

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

The following table discloses information about offsetting assets and liabilities presented in the statements of assets and liabilities to enable users of these financial statements to evaluate the effect or potential effect of netting arrangements for recognized assets and liabilities. These recognized assets and liabilities are presented as defined in FASB Topic 210: Balance Sheet.

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCMs, Marex and StoneX as of December 31, 2024 and 2023. *The amount of collateral presented in Collateral, Due from Broker, is limited to the liability for the futures contracts and accordingly does not include the excess collateral pledged.

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2024

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity Price
Soybean futures contracts	$1,321,026	$-	$1,321,026	$-	$1,321,026	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of  December 31, 2023

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity Price
Soybean futures contracts	$1,391,661	$-	$1,391,661	$-	$1,391,661	$-

The following is a summary of realized and net change in unrealized gains (losses) of the derivative instruments utilized by the Fund:

Year ended December 31, 2024

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Soybean futures contracts	$(6,891,609)	$70,635

Year ended December 31, 2023

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Soybean futures contracts	$940,552	$(3,912,031)

Year ended December 31, 2022

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Soybean futures contracts	$10,362,032	$(164,481)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $28.5 million in 2024, $35.3 million in 2023, and $67.3 million in 2022.

Note 6 - Financial Highlights

The following table presents per share performance data and other supplemental financial data for the years ended December 31, 2024, 2023 and 2022. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Year ended	Year ended	Year ended
	December 31, 2024	December 31, 2023	December 31, 2022
Per Share Operation Performance
Net asset value at beginning of period	$27.03	$28.50	$22.77
Income (loss) from investment operations:
Investment income	1.21	1.37	0.45
Net realized and unrealized (loss) gain on commodity futures contracts	(5.93)	(2.00)	5.76
Total expenses, net	(0.84)	(0.84)	(0.48)
Net (decrease) increase in net asset value	(5.56)	(1.47)	5.73
Net asset value at end of period	$21.47	$27.03	$28.50
Total Return	(20.58)%	(5.17)%	25.17%
Ratios to Average Net Assets (Annualized)
Total expenses	3.56%	3.05%	1.92%
Total expenses, net	3.56%	3.05%	1.78%
Net investment income (loss)	1.58%	1.93%	(0.10)%

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

Note 8 - Segment Reporting (Topic 280)

The Teucrium Soybean Fund  is a fund focused on the business of achieving the investment objective of having the daily changes in the NAV of the Fund’s shares reflect the daily changes in a weighted average of the closing settlement prices for soybean futures contracts. As such, the Fund invests and manages primarily soybean futures contracts, and expenses reported are a result of the management thereof. The Fund currently operates in only one reportable segment.

The CODM is comprised of the Sponsor’s chief executive officer, chief financial officer, and chief operating officer. The CODM reviews the operations, income, and expenses, of the Fund to confirm that it operates in one reportable segment. This review includes confirming the performance of the Fund was in accordance with the Investment Objective of the Fund as described in the Fund’s prospectus. The performance of the Fund should be a result of the performance of each Fund’s respective benchmark futures contracts. Additionally, the CODM confirms that the expenses for the Fund, which are listed on the statement of operations, are related solely to the operations of the Fund. As the Fund’s operations comprise a single reporting segment, the segment assets are reflected on the accompanying statement of assets and liabilities.

Note 9 - Subsequent Events

Management has evaluated the financial statements for the year-ended December 31, 2024 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than those noted below:

Nothing to report.

GRANT THORNTON LLP 757 Third Ave., 9th Floor New York, NY 10017 D+1 212 599 0100 F+1 212 370 4520

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor and Shareholders of

Teucrium Sugar Fund

Opinion on the financial statements

We have audited the accompanying statements of assets and liabilities, including the schedules of investments of Teucrium Sugar Fund (a series of Teucrium Commodity Trust) (the “Fund”) as of December 31, 2024 and 2023, the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2024 , and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GRANT THORNTON LLP

We have served as the Fund’s auditor since 2014.

New York, New York

March 5, 2025

GT.COM	Grant Thornton LLP is the U.S. member firm of Grant Thornton International Ltd (GTIL). GTIL and each of its member firms are separate legal entities and are not a worldwide partnership.

TEUCRIUM SUGAR FUND

STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2024	December 31, 2023

Assets
Cash and cash equivalents	$11,831,089	$16,773,745
Interest receivable	28,954	31,551
Other assets	7,436	835
Equity in trading accounts:
Due from broker	2,255,054	3,650,191
Total assets	14,122,533	20,456,322

Liabilities
Management fee payable to Sponsor	12,357	17,451
Other liabilities	2,904	30,774
Equity in trading accounts:
Commodity futures contracts	1,560,295	2,687,998
Total liabilities	1,575,556	2,736,223

Net assets	$12,546,977	$17,720,099

Shares outstanding	1,100,004	1,425,004

Shares available	*	*

Net asset value per share	$11.41	$12.44

Market value per share	$11.43	$12.40

*On April 7, 2022, the Teucrium Sugar Fund registered an indeterminate number of Shares of the Fund pursuant to Rule 456(d) under the Securities Act of 1933.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

SCHEDULE OF INVESTMENTS

December 31, 2024

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
U.S. Bank Deposit Account	4.200%	$3,002,313	$3,002,313	23.93%	3,002,313
Goldman Sachs Financial Square Government Fund - Institutional Class	4.410%	1,459,785	1,459,785	11.63	1,459,785
Total Money Market Funds		$4,462,098	$4,462,098	35.56%

	Maturity				Percentage of	Principal
	Date	Yield	Cost	Fair Value	Net Assets	Amount
Commercial Paper
Brookfield Infrastructure Holdings (Canada) Inc.	January 8, 2025	4.788%	$2,477,431	$2,497,711	19.91%	2,500,000
Energy Transfer Operating, L.P.	January 24, 2025	4.454%	2,492,364	2,492,975	19.87	2,500,000
Total Commercial Paper			$4,969,795	$4,990,686	39.78%
Total Cash Equivalents				$9,452,784	75.34%

	Number of		Percentage of	Notional Amount
Description: Liabilities	Contracts	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States sugar futures contracts
ICE sugar futures MAY25	219	$617,425	4.92%	$4,378,248
ICE sugar futures JUL25	192	525,725	4.19	3,763,200
ICE sugar futures MAR26	222	417,145	3.33	4,400,928
Total commodity futures contracts		$1,560,295	12.44%	$12,542,376

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

SCHEDULE OF INVESTMENTS

December 31, 2023

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
U.S. Bank Deposit Account	5.270%	$1,532,232	$1,532,232	8.65%	1,532,232
Goldman Sachs Financial Square Government Fund - Institutional Class	5.250%	1,501,006	1,501,006	8.47	1,501,006
Total Money Market Funds		$3,033,238	$3,033,238	17.12%

	Maturity				Percentage of	Principal
	Date	Yield	Cost	Fair Value	Net Assets	Amount
Commercial Paper
Albemarle Corporation	January 4, 2024	5.753%	$2,480,382	$2,498,823	14.10%	2,500,000
Brookfield Infrastructure Holdings (Canada) Inc.	January 30, 2024	5.814%	550,863	552,447	3.12	555,000
Entergy Corporation	March 1, 2024	5.665%	2,467,625	2,476,875	13.98	2,500,000
FMC Corporation	January 19, 2024	5.816%	2,488,878	2,492,850	14.07	2,500,000
National Fuel Gas Company	January 8, 2024	5.867%	2,480,400	2,497,200	14.09	2,500,000
Total Commercial Paper			$10,468,148	$10,518,195	59.36%
Total Cash Equivalents				$13,551,433	76.47%

	Number of		Percentage of	Notional Amount
Description: Liabilities	Contracts	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States sugar futures contracts
ICE sugar futures MAY24	270	$1,051,261	5.93%	$6,175,008
ICE sugar futures JUL24	233	1,128,473	6.37	5,326,193
ICE sugar futures MAR25	268	508,264	2.87	6,216,314
Total commodity futures contracts		$2,687,998	15.17%	$17,717,515

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF OPERATIONS

	Year ended	Year ended	Year ended
	December 31, 2024	December 31, 2023	December 31, 2022
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$(2,500,209)	$11,398,276	$(442,477)
Net change in unrealized appreciation / depreciation on commodity futures contracts	1,127,703	(3,514,199)	(172,519)
Interest income	734,413	1,340,056	452,734
Total (loss) income	(638,093)	9,224,133	(162,262)

Expenses
Management fees	145,054	267,574	278,028
Professional fees	98,717	251,061	77,992
Distribution and marketing fees	316,477	268,576	168,266
Custodian fees and expenses	33,883	27,216	15,692
Business permits and licenses fees	22,638	22,148	28,238
General and administrative expenses	24,785	22,598	20,254
Total expenses	641,554	859,173	588,470

Expenses waived by the Sponsor	-	-	(78,237)

Total expenses, net	641,554	859,173	510,233

Net (loss) income	$(1,279,647)	$8,364,960	$(672,495)

Net (decrease) increase in net asset value per share	$(1.03)	$2.92	$0.28
Net (loss) gain per weighted average share	$(1.10)	$3.98	$(0.22)
Weighted average Shares outstanding	1,164,553	2,104,388	2,995,004

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF CHANGES IN NET ASSETS

	Year ended	Year ended	Year ended
	December 31, 2024	December 31, 2023	December 31, 2022
Operations
Net (loss) income	$(1,279,647)	$8,364,960	$(672,495)
Capital transactions
Issuance of Shares	12,351,000	25,041,780	27,142,395
Redemption of Shares	(16,244,475)	(39,949,000)	(25,042,205)
Total capital transactions	(3,893,475)	(14,907,220)	2,100,190
Net change in net assets	(5,173,122)	(6,542,260)	1,427,695

Net assets, beginning of period	$17,720,099	$24,262,359	$22,834,664

Net assets, end of period	$12,546,977	$17,720,099	$24,262,359

Net asset value per share at beginning of period	$12.44	$9.51	$9.23

Net asset value per share at end of period	$11.41	$12.44	$9.51

Creation of Shares	975,000	1,950,000	2,800,000
Redemption of Shares	1,300,000	3,075,000	2,725,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF CASH FLOWS

	Year ended	Year ended	Year ended
	December 31, 2024	December 31, 2023	December 31, 2022
Cash flows from operating activities:
Net (loss) income	$(1,279,647)	$8,364,960	$(672,495)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Net change in unrealized (appreciation) depreciation on commodity futures contracts	(1,127,703)	3,514,199	172,519
Changes in operating assets and liabilities:
Due from broker	1,395,137	(3,202,390)	88,182
Interest receivable	2,597	(882)	(29,225)
Other assets	(6,601)	2,130	(2,965)
Management fee payable to Sponsor	(5,094)	(3,461)	1,422
Other liabilities	(27,870)	28,929	(13,050)
Net cash (used in) provided by operating activities	(1,049,181)	8,703,485	(455,612)

Cash flows from financing activities:
Proceeds from sale of Shares	12,351,000	25,041,780	27,142,395
Redemption of Shares	(16,244,475)	(39,949,000)	(25,042,205)
Net cash (used in) provided by financing activities	(3,893,475)	(14,907,220)	2,100,190

Net change in cash and cash equivalents	(4,942,656)	(6,203,735)	1,644,578
Cash and cash equivalents, beginning of period	16,773,745	22,977,480	21,332,902
Cash and cash equivalents, end of period	$11,831,089	$16,773,745	$22,977,480

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

December 31, 2024

Note 1 – Organization and Operation

Teucrium Sugar Fund (referred to herein as “CANE” or the “Fund”) is a commodity pool that is a series of Teucrium Commodity Trust (“Trust”), a Delaware statutory trust formed on September 11, 2009. The Fund issues common units, called the “Shares,” representing fractional undivided beneficial interests in the Fund. The Fund continuously offers Creation Baskets consisting of 25,000 Shares at their Net Asset Value (“NAV”) to “Authorized Purchasers” through PINE Distributors LLC, which is the marketing agent for the Fund (the “Marketing Agent”). Authorized Purchasers sell such Shares, which are listed on the New York Stock Exchange (“NYSE”) Arca under the symbol “CANE,” to the public at per-Share offering prices that reflect, among other factors, the trading price of the Shares on the NYSE Arca, the NAV of the Fund at the time the Authorized Purchaser purchased the Creation Baskets and the NAV at the time of the offer of the Shares to the public, the supply of and demand for Shares at the time of sale, and the liquidity of the markets for sugar interests. The Fund’s Shares trade in the secondary market on the NYSE Arca at prices that are lower or higher than their NAV per Share.

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

Note 2 – Principal Contracts and Agreements

The Sponsor employs U.S. Bank, N.A. as the Custodian for the Funds. The principal business address for U.S. Bank, N.A is 5065 Wooster Rd, Cincinnati, Ohio 45226. U.S. Bank N.A. is a national banking association organized and existing under the laws of the United States of America with its principal place of business at Minneapolis, Minnesota. The principal address for U.S. Bancorp Fund Services, LLC doing business as U.S. Bank Global Fund Services (“Global Fund Services”) is 615 E. Michigan Street, Milwaukee, WI 53202. In addition, effective on the Conversion Date, Global Fund Services, a wholly owned subsidiary of U.S. Bank, N.A. commenced serving as administrator for each Fund, performing certain administrative, accounting services, and preparing certain SEC reports on behalf of the Funds, and also became the registrar and transfer agent for each Fund’s Shares. For such services, U.S. Bank, N.A. and Global Fund Services will receive an asset-based fee, subject to a minimum annual fee.

For custody services, the Funds will pay to U.S. Bank, N.A. 0.0075% of average gross assets up to $1 billion, and 0.0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to Global Fund Services 0.05% of average gross assets on the first $500 million, 0.04% on the next $500 million, 0.03% on the next $2 billion, and 0.02% on the balance over $3 billion annually. A combined minimum annual fee of up to $47,000 for custody, transfer agency, accounting and administrative services is assessed per Fund. These services are recorded in custodian fees and expenses on the statements of operations. A summary of these expenses is included below.

The Sponsor employs PINE Distributors LLC, ("PINE" or the "Marketing Agent")  as the Marketing Agent for the Funds. The Distribution Services Agreement among the Marketing Agent, the Sponsor, and the Trust calls for the Marketing Agent to work with the Transfer Agent in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Marketing Agent and the Sponsor have also entered into an agreement under which certain employees and officers of the Sponsor are licensed as registered representatives of the Marketing Agent.  These persons engage in certain marketing activities for the Funds. For its services as the Marketing Agent, PINE receives a fee of 0.0075% of the Fund’s average daily net assets and an aggregate annual fee of $75,000 for all Teucrium Funds. For its services under the RRSA, PINE receives a fee of $3,500 per registered representative and $7,500 per registered location. These services are recorded in distribution and marketing fees on the combined statements of operations. A summary of these expenses is included below.

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

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Amount Recognized for Custody Services	$33,883	$27,216	$15,692
Amount of Custody Services Waived	$-	$-	$1,068

Amount Recognized for Marketing Agent Services	$10,537	$10,199	$8,636
Amount of Marketing Agent Services Waived	$-	$-	$3,331

Amount Recognized for Wilmington Trust	$279	$232	$550
Amount of Wilmington Trust Waived	$-	$-	$-

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

Brokerage Commissions

The Sponsor recognizes the expense for brokerage commissions for futures contract trades on a per-trade basis. The below table shows the amounts included on the statements of operations as total brokerage commissions paid inclusive of unrealized loss for the years ended  December 31, 2022, 2023, and 2024.

CANE
Year Ended December 31, 2024	$10,809
Year Ended December 31, 2023	$21,902
Year Ended December 31, 2022	$33,469

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2022 to 2024, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of and for the years ended  December 31, 2024, 2023, and 2022. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the years ended December 31, 2024, 2023, and 2022.

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

	As of December 31, 2024	As of December 31, 2023	As of December 31, 2022
Money Market Funds	$4,462,098	$3,033,238	$9,920,499
Demand Deposit Savings Accounts	2,378,305	3,222,312	3,069,677
Commercial Paper	4,990,686	10,518,195	9,987,304
Total cash and cash equivalents as presented on the Statement of Assets and Liabilities	$11,831,089	$16,773,745	$22,977,480

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

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Recognized Related Party Transactions	$211,232	$180,135	$119,244
Waived Related Party Transactions	$-	$-	$25,739

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

CANE
Year Ended December 31, 2024	$-
Year Ended December 31, 2023	$-
Year Ended December 31, 2022	$78,237

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

On December 31, 2024 and 2023, in the opinion of the Trust and the Fund, the reported value of the Sugar Futures Contracts traded on the ICE fairly reflected the value of the Sugar Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the years being reported.

For the years ended December 31, 2024 and 2023, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03 – Income Statement—Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40). The amendments require an entity to disaggregate certain income statement line-items within the Notes to the Financial Statements. The Sponsor is evaluating the impacts to the financial statements and disclosures to the Trust and the Fund, and will plan to adopt at or before the effective date for the 10K for the period ending December 31, 2026.

The FASB issued ASU 2023-07, Segment Reporting (Topic 280 Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which enhances disclosure requirements about significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”). ASU 2023-07, among other things, (i) requires a single segment public entity to provide all of the disclosures as required by ASC 280, (ii) requires a public entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources and (iii) provides the ability for a public entity to elect more than one performance measure. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods beginning with the first quarter ended March 31, 2025. Early adoption is permitted and retrospective adoption is required for all prior periods presented. The Trust and the Fund adopted ASU 2023-07 effective December 31, 2024 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements.

The FASB issued ASU 2023-06 – Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The amendments require an entity to disclose its accounting policy for where cash flows associated with derivative instruments and their related gains and losses are presented. The Trust and Fund already discloses the accounting policy related to the derivative gains and losses presented on the cash flow statement. The amendment was adopted early for the period ended December 31, 2023. There is no impact to the financial statements of the Trust or the Fund.

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

Note 4 - Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of December 31, 2024 and December 31, 2023.

December 31, 2024

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2024
Cash Equivalents	$9,452,784	$-	$-	$9,452,784

Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2024
Sugar futures contracts	$1,560,295	$-	$-	$1,560,295

December 31, 2023

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2023
Cash Equivalents	$13,551,433	$-	$-	$13,551,433

Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2023
Sugar futures contracts	$2,687,998	$-	$-	$2,687,998

For the years ended December 31, 2024 and 2023, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 - Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the years ended December 31, 2024 and 2023, the Fund invested only in commodity futures contracts.

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

The following table discloses information about offsetting assets and liabilities presented in the statements of assets and liabilities to enable users of these financial statements to evaluate the effect or potential effect of netting arrangements for recognized assets and liabilities. These recognized assets and liabilities are presented as defined in FASB Topic 210: Balance Sheet.

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, Marex and StoneX as of December 31, 2024 and 2023. *The amount of collateral presented in Collateral, Due from Broker, is limited to the liability for the futures contracts and accordingly does not include the excess collateral pledged.

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2024

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity Price
Sugar futures contracts	$1,560,295	$-	$1,560,295	$-	$1,560,295	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2023

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity Price
Sugar futures contracts	$2,687,998	$-	$2,687,998	$-	$2,687,998	$-

The following is a summary of realized and net change in unrealized gains (losses) of the derivative instruments utilized by the Fund:

Year ended December 31, 2024

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Sugar futures contracts	$(2,500,209)	$1,127,703

Year ended December 31, 2023

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Sugar futures contracts	$11,398,276	$(3,514,199)

Year ended December 31, 2022

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Sugar futures contracts	$(442,477)	$(172,519)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $14.5 million in 2024, $26.5 million in 2023, and $27.1 million in 2022.

Note 6 - Financial Highlights

The following table presents per share performance data and other supplemental financial data for the years ended December 31, 2024, 2023 and 2022. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Year ended	Year ended	Year ended
	December 31, 2024	December 31, 2023	December 31, 2022
Per Share Operation Performance
Net asset value at beginning of period	$12.44	$9.51	$9.23
Income (loss) from investment operations:
Investment income	0.63	0.65	0.15
Net realized and unrealized (loss) gain on commodity futures contracts	(1.11)	2.69	0.31
Total expenses, net	(0.55)	(0.41)	(0.18)
Net (decrease) increase in net asset value	(1.03)	2.93	0.28
Net asset value at end of period	$11.41	$12.44	$9.51
Total Return	(8.27)%	30.70%	3.13%
Ratios to Average Net Assets (Annualized)
Total expenses	4.42%	3.21%	2.12%
Total expenses, net	4.42%	3.21%	1.84%
Net investment income (loss)	0.64%	1.80%	(0.21)%

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

Note 8 - Segment Reporting (Topic 280)

The Teucrium Sugar Fund is a fund focused on the business of achieving the investment objective of having the daily changes in the NAV of the Fund’s shares reflect the daily changes in a weighted average of the closing settlement prices for sugar futures contracts. As such, the Fund invests and manages primarily sugar futures contracts, and expenses reported are a result of the management thereof. The Fund currently operates in only one reportable segment.

The CODM is comprised of the Sponsor’s chief executive officer, chief financial officer, and chief operating officer. The CODM reviews the operations, income, and expenses, of the Fund to confirm that it operates in one reportable segment. This review includes confirming the performance of the Fund was in accordance with the Investment Objective of the Fund as described in the Fund’s prospectus. The performance of the Fund should be a result of the performance of each Fund’s respective benchmark futures contracts. Additionally, the CODM confirms that the expenses for the Fund, which are listed on the statement of operations, are related solely to the operations of the Fund. As the Fund’s operations comprise a single reporting segment, the segment assets are reflected on the accompanying statement of assets and liabilities.

Note 9 - Subsequent Events

Management has evaluated the financial statements for the year-ended  December 31, 2024 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than those noted below:

Nothing to report.

GRANT THORNTON LLP 757 Third Ave., 9th Floor New York, NY 10017 D+1 212 599 0100 F+1 212 370 4520

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor and Shareholders of

Teucrium Wheat Fund

Opinion on the financial statements

We have audited the accompanying statements of assets and liabilities, including the schedules of investments of Teucrium Wheat Fund (a series of Teucrium Commodity Trust) (the “Fund”) as of December 31, 2024 and 2023, the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2024 , and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GRANT THORNTON LLP

We have served as the Fund’s auditor since 2014.

New York, New York

March 5, 2025

GT.COM	Grant Thornton LLP is the U.S. member firm of Grant Thornton International Ltd (GTIL). GTIL and each of its member firms are separate legal entities and are not a worldwide partnership.

TEUCRIUM WHEAT FUND

STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2024	December 31, 2023

Assets
Cash and cash equivalents	$114,295,968	$168,732,086
Interest receivable	66,768	226,748
Other assets	705	4,527
Equity in trading accounts:
Commodity futures contracts	-	2,237,493
Due from broker	19,874,285	17,783,729
Total equity in trading accounts	19,874,285	20,021,222
Total assets	134,237,726	188,984,583

Liabilities
Management fee payable to Sponsor	102,147	160,231
Other liabilities	16,988	72,017
Equity in trading accounts:
Commodity futures contracts	11,974,384	4,575,666
Total liabilities	12,093,519	4,807,914

Net assets	$122,144,207	$184,176,669

Shares outstanding	25,300,004	30,800,004

Shares available	*	*

Net asset value per share	$4.83	$5.98

Market value per share	$4.82	$5.97

*On March 9, 2022, the Teucrium Wheat Fund registered an indeterminate number of Shares of the Fund pursuant to Rule 456(d) under the Securities Act of 1933.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

SCHEDULE OF INVESTMENTS

December 31, 2024

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
U.S. Bank Deposit Account	4.200%	$3,392,682	$3,392,682	2.78%	3,392,682
Goldman Sachs Financial Square Government Fund - Institutional Class	4.410%	43,377,391	43,377,391	35.51	43,377,391
Total money market funds		$46,770,073	$46,770,073	38.29%

	Maturity				Percentage of	Principal
	Date	Yield	Cost	Fair Value	Net Assets	Amount
Commercial Paper
Bell Canada, Inc.	February 4, 2025	4.588%	$4,468,361	$4,480,790	3.67%	4,500,000
Brookfield Infrastructure Holdings (Canada) Inc.	January 16, 2025	4.732%	7,445,633	7,485,438	6.13	7,500,000
Brookfield Infrastructure Holdings (Canada) Inc.	March 6, 2025	4.783%	2,471,931	2,479,111	2.03	2,500,000
Energy Transfer Operating, L.P.	January 24, 2025	4.454%	4,984,728	4,985,950	4.08	5,000,000
General Motors Financial Company, Inc.	January 28, 2025	4.595%	2,474,575	2,491,525	2.04	2,500,000
General Motors Financial Company, Inc.	March 14, 2025	4.524%	4,947,470	4,955,504	4.06	5,000,000
Harley-Davidson Financial Services, Inc.	February 3, 2025	4.791%	4,947,667	4,978,412	4.08	5,000,000
Harley-Davidson Financial Services, Inc.	February 18, 2025	4.860%	7,411,484	7,452,261	6.10	7,500,000
Hyundai Capital America	February 12, 2025	4.568%	2,481,875	2,486,875	2.04	2,500,000
L3Harris Technologies, Inc.	January 21, 2025	4.560%	7,470,000	7,481,250	6.12	7,500,000
VW Credit, Inc.	January 22, 2025	4.671%	4,962,945	4,986,584	4.08	5,000,000
VW Credit, Inc.	February 19, 2025	4.568%	2,481,875	2,484,688	2.03	2,500,000
Total Commercial Paper			$56,548,544	$56,748,388	46.46%
Total Cash Equivalents				$103,518,461	84.75%

	Number of		Percentage of	Notional Amount
Description: Liabilities	Contracts	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures MAY25	1,518	$2,977,940	2.44%	$42,693,750
CBOT wheat futures JUL25	1,286	358,378	0.29%	36,618,850
CBOT wheat futures DEC25	1,430	$8,638,066	7.07%	$42,792,750
Total commodity futures contracts		$11,974,384	9.80%	$122,105,350

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

SCHEDULE OF INVESTMENTS

December 31, 2023

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
U.S. Bank Deposit Account	5.270%	$27,315,653	$27,315,653	14.83%	27,315,653
Goldman Sachs Financial Square Government Fund - Institutional Class	5.250%	53,500,438	53,500,438	29.05	53,500,438
Total money market funds		$80,816,091	$80,816,091	43.88%

	Maturity				Percentage of	Principal
	Date	Yield	Cost	Fair Value	Net Assets	Amount
Commercial Paper
Albemarle Corporation	January 4, 2024	5.753%	$2,480,382	$2,498,823	1.36%	2,500,000
Albemarle Corporation	January 8, 2024	5.738%	2,476,151	2,497,263	1.36	2,500,000
Albemarle Corporation	January 11, 2024	5.808%	2,478,230	2,496,041	1.36	2,500,000
Brookfield Infrastructure Holdings (Canada) Inc.	January 16, 2024	5.853%	2,466,575	2,494,031	1.35	2,500,000
Brookfield Infrastructure Holdings (Canada) Inc.	January 30, 2024	5.814%	2,481,364	2,488,501	1.35	2,500,000
Entergy Corporation	March 1, 2024	5.665%	2,467,625	2,476,875	1.34	2,500,000
General Motors Financial Company, Inc.	January 18, 2024	5.617%	7,420,795	7,480,486	4.06	7,500,000
General Motors Financial Company, Inc.	January 24, 2024	5.661%	4,941,417	4,982,271	2.71	5,000,000
General Motors Financial Company, Inc.	February 9, 2024	5.700%	7,397,667	7,454,648	4.05	7,500,000
Harley-Davidson Financial Services, Inc.	January 9, 2024	5.843%	2,474,533	2,496,817	1.36	2,500,000
Harley-Davidson Financial Services, Inc.	February 1, 2024	5.867%	2,480,400	2,487,600	1.35	2,500,000
Harley-Davidson Financial Services, Inc.	February 14, 2024	5.927%	4,947,549	4,964,494	2.70	5,000,000
National Fuel Gas Company	January 26, 2024	5.941%	2,478,948	2,489,879	1.35	2,500,000
Oracle Corporation	March 6, 2024	5.562%	2,467,452	2,475,399	1.34	2,500,000
Stanley Black & Decker, Inc.	January 22, 2024	5.807%	4,958,042	4,983,375	2.71	5,000,000
V.F. Corporation	January 17, 2024	5.674%	4,936,679	4,987,645	2.71	5,000,000
V.F. Corporation	January 18, 2024	5.606%	2,473,646	2,493,507	1.35	2,500,000
V.F. Corporation	January 25, 2024	5.910%	4,928,362	4,950,783	2.69	4,970,000
WGL Holdings, Inc.	January 3, 2024	5.793%	2,490,896	2,499,208	1.36	2,500,000
WGL Holdings, Inc.	January 12, 2024	5.849%	2,487,222	2,495,608	1.36	2,500,000
Walgreens Boots Alliance, Inc.	January 12, 2024	6.028%	5,465,631	5,490,051	2.98	5,500,000
Total Commercial Paper			$77,199,566	$77,683,305	42.20%
Total Cash Equivalents				$158,499,396	86.08%

	Number of		Percentage of	Notional Amount
	Contracts	Fair Value	Net Assets	(Long Exposure)
Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures MAY24	2018	$363,500	0.20%	$64,525,550
CBOT wheat futures JUL24	1,711	$1,873,993	1.02	$55,243,913
Total commodity futures contracts		$2,237,493	1.22%	$119,769,463

	Number of		Percentage of	Notional Amount
Description: Liabilities	Contracts	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures DEC24	1,924	4,575,666	2.48%	64,357,800

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF OPERATIONS

	Year ended	Year ended	Year ended
	December 31, 2024	December 31, 2023	December 31, 2022
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized loss on commodity futures contracts	$(23,202,055)	$(81,189,435)	$(81,457,408)
Net change in unrealized (depreciation) appreciation on commodity futures contracts	(9,636,211)	20,881,933	(26,279,809)
Interest income	7,381,620	9,252,100	5,619,025
Total loss	(25,456,646)	(51,055,402)	(102,118,192)

Expenses
Management fees	1,445,767	1,878,763	3,549,506
Professional fees	691,361	532,146	663,700
Distribution and marketing fees	2,063,907	2,106,344	2,141,826
Custodian fees and expenses	197,647	226,411	228,096
Business permits and licenses fees	47,729	34,453	49,106
General and administrative expenses	176,870	139,454	123,180
Other expenses	-	-	2,108
Total expenses	4,623,281	4,917,571	6,757,522

Expenses waived by the Sponsor	-	-	(425,164)

Total expenses, net	4,623,281	4,917,571	6,332,358

Net loss	$(30,079,927)	$(55,972,973)	$(108,450,550)

Net (decrease) increase in net asset value per share	$(1.15)	$(2.01)	$0.61
Net loss per weighted average share	$(1.11)	$(1.92)	$(2.86)
Weighted average Shares outstanding	27,044,335	29,084,936	37,882,059

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF CHANGES IN NET ASSETS

	Year ended	Year ended	Year ended
	December 31, 2024	December 31, 2023	December 31, 2022
Operations
Net loss	$(30,079,927)	$(55,972,973)	$(108,450,550)
Capital transactions
Issuance of Shares	23,443,368	96,589,613	896,636,750
Redemption of Shares	(55,395,903)	(85,412,010)	(634,835,748)
Total capital transactions	(31,952,535)	11,177,603	261,801,002
Net change in net assets	(62,032,462)	(44,795,370)	153,350,452

Net assets, beginning of period	$184,176,669	$228,972,039	$75,621,587

Net assets, end of period	$122,144,207	$184,176,669	$228,972,039

Net asset value per share at beginning of period	$5.98	$7.99	$7.38

Net asset value per share at end of period	$4.83	$5.98	$7.99

Creation of Shares	4,525,000	14,950,000	85,350,000
Redemption of Shares	10,025,000	12,825,000	66,925,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF CASH FLOWS

	Year ended	Year ended	Year ended
	December 31, 2024	December 31, 2023	December 31, 2022
Cash flows from operating activities:
Net loss	$(30,079,927)	$(55,972,973)	$(108,450,550)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized depreciation (appreciation) on commodity futures contracts	9,636,211	(20,881,933)	26,279,809
Changes in operating assets and liabilities:
Due from broker	(2,090,556)	30,826,302	(48,610,031)
Interest receivable	159,980	(134,208)	(87,547)
Other assets	3,822	(1,059)	(2,498)
Due to broker	-	-	(213,708)
Management fee payable to Sponsor	(58,084)	(50,564)	143,050
Other liabilities	(55,029)	26,918	40,857
Net cash used in operating activities	(22,483,583)	(46,187,517)	(130,900,618)

Cash flows from financing activities:
Proceeds from sale of Shares	23,443,368	96,589,613	896,636,750
Redemption of Shares	(55,395,903)	(91,400,835)	(628,846,923)
Net cash (used in) provided by financing activities	(31,952,535)	5,188,778	267,789,827

Net change in cash and cash equivalents	(54,436,118)	(40,998,739)	136,889,209
Cash and cash equivalents, beginning of period	168,732,086	209,730,825	72,841,616
Cash and cash equivalents, end of period	$114,295,968	$168,732,086	$209,730,825

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

December 31, 2024

Note 1 – Organization and Operation

Teucrium Wheat Fund (referred to herein as “WEAT” or the “Fund”) is a commodity pool that is a series of Teucrium Commodity Trust (“Trust”), a Delaware statutory trust formed on September 11, 2009. The Fund issues common units, called the “Shares,” representing fractional undivided beneficial interests in the Fund. The Fund continuously offers Creation Baskets consisting of 25,000 Shares at their Net Asset Value (“NAV”) to “Authorized Purchasers” through PINE Distributors LLC, which is the marketing agent for the Fund (the “Marketing Agent”). Authorized Purchasers sell such Shares, which are listed on the New York Stock Exchange (“NYSE”) Arca under the symbol “WEAT,” to the public at per-Share offering prices that reflect, among other factors, the trading price of the Shares on the NYSE Arca, the NAV of the Fund at the time the Authorized Purchaser purchased the Creation Baskets and the NAV at the time of the offer of the Shares to the public, the supply of and demand for Shares at the time of sale, and the liquidity of the markets for wheat interests. The Fund’s Shares trade in the secondary market on the NYSE Arca at prices that are lower or higher than their NAV per Share.

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

Note 2 – Principal Contracts and Agreements

The Sponsor employs U.S. Bank, N.A. as the Custodian for the Funds. The principal business address for U.S. Bank, N.A is 5065 Wooster Rd, Cincinnati, Ohio 45226. U.S. Bank N.A. is a national banking association organized and existing under the laws of the United States of America with its principal place of business at Minneapolis, Minnesota. The principal address for U.S. Bancorp Fund Services, LLC doing business as U.S. Bank Global Fund Services (“Global Fund Services”) is 615 E. Michigan Street, Milwaukee, WI 53202. In addition, effective on the Conversion Date, Global Fund Services, a wholly owned subsidiary of U.S. Bank, N.A. commenced serving as administrator for each Fund, performing certain administrative, accounting services, and preparing certain SEC reports on behalf of the Funds, and also became the registrar and transfer agent for each Fund’s Shares. For such services, U.S. Bank, N.A. and Global Fund Services will receive an asset-based fee, subject to a minimum annual fee.

For custody services, the Funds will pay to U.S. Bank, N.A. 0.0075% of average gross assets up to $1 billion, and 0.0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to Global Fund Services 0.05% of average gross assets on the first $500 million, 0.04% on the next $500 million, 0.03% on the next $2 billion, and 0.02% on the balance over $3 billion annually. A combined minimum annual fee of up to $47,000 for custody, transfer agency, accounting and administrative services is assessed per Fund. These services are recorded in custodian fees and expenses on the statements of operations. A summary of these expenses is included below.

The Sponsor employs PINE Distributors LLC, ("PINE" or the "Marketing Agent")  as the Marketing Agent for the Funds. The Distribution Services Agreement among the Marketing Agent, the Sponsor, and the Trust calls for the Marketing Agent to work with the Transfer Agent in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Marketing Agent and the Sponsor have also entered into an agreement under which certain employees and officers of the Sponsor are licensed as registered representatives of the Marketing Agent.  These persons engage in certain marketing activities for the Funds. For its services as the Marketing Agent, PINE receives a fee of 0.0075% of the Fund’s average daily net assets and an aggregate annual fee of $75,000 for all Teucrium Funds. For its services under the RRSA, PINE receives a fee of $3,500 per registered representative and $7,500 per registered location. These services are recorded in distribution and marketing fees on the combined statements of operations. A summary of these expenses is included below.

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

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Amount Recognized for Custody Services	$197,647	$226,411	$228,096
Amount of Custody Services Waived	$-	$-	$14,164

Amount Recognized for Marketing Agent Services	$66,576	$82,223	$102,332
Amount of Marketing Agent Services Waived	$-	$-	$14,931

Amount Recognized for Wilmington Trust	$1,511	$1,720	$550
Amount of Wilmington Trust Waived	$-	$-	$-

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

Brokerage Commissions

The Sponsor recognizes the expense for brokerage commissions for futures contract trades on a per-trade basis. The below table shows the amounts included on the statements of operations as total brokerage commissions paid inclusive of unrealized loss for the years ended  December 31, 2022, 2023, and 2024.

WEAT
Year Ended December 31, 2024	$75,565
Year Ended December 31, 2023	$105,792
Year Ended December 31, 2022	$387,999

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2022 to 2024, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of and for the years ended December 31, 2024, 2023, and 2022. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the years ended December 31, 2024, 2023, and 2022.

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

	As of December 31, 2024	As of December 31, 2023	As of December 31, 2022
Money Market Funds	$46,770,073	$80,816,091	$99,826,276
Demand Deposit Savings Accounts	10,777,507	10,232,690	12,309,984
Commercial Paper	56,748,388	77,683,305	97,594,565
Total cash and cash equivalents as presented on the Statement of Assets and Liabilities	$114,295,968	$168,732,086	$209,730,825

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

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Recognized Related Party Transactions	$1,365,091	$1,401,169	$1,388,272
Waived Related Party Transactions	$-	$-	$224,587

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

WEAT
Year Ended December 31, 2024	$-
Year Ended December 31, 2023	$-
Year Ended December 31, 2022	$425,164

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

On December 31, 2024 and 2023, in the opinion of the Trust and the Fund, the reported value of the Wheat Futures Contracts traded on the CBOT fairly reflected the value of the Wheat Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the years being reported.

For the years ended  December 31, 2024 and 2023 the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03 – Income Statement—Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40). The amendments require an entity to disaggregate certain income statement line-items within the Notes to the Financial Statements. The Sponsor is evaluating the impacts to the financial statements and disclosures to the Trust and the Fund, and will plan to adopt at or before the effective date for the 10K for the period ending December 31, 2026.

The FASB issued ASU 2023-07, Segment Reporting (Topic 280 Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which enhances disclosure requirements about significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”). ASU 2023-07, among other things, (i) requires a single segment public entity to provide all of the disclosures as required by ASC 280, (ii) requires a public entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources and (iii) provides the ability for a public entity to elect more than one performance measure. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods beginning with the first quarter ended March 31, 2025. Early adoption is permitted and retrospective adoption is required for all prior periods presented. The Trust and the Fund adopted ASU 2023-07 effective December 31, 2024 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements.

The FASB issued ASU 2023-06 – Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The amendments require an entity to disclose its accounting policy for where cash flows associated with derivative instruments and their related gains and losses are presented. The Trust and Fund already discloses the accounting policy related to the derivative gains and losses presented on the cash flow statement. The amendment was adopted early for the period ended December 31, 2023. There is no impact to the financial statements of the Trust or the Fund.

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

Note 4–- Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of December 31, 2024 and December 31, 2023:

December 31, 2024

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2024
Cash Equivalents	$103,518,461	$-	$-	$103,518,461

Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2024
Wheat futures contracts	$11,974,384	$-	$-	$11,974,384

December 31, 2023

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2023
Cash Equivalents	$158,499,396	$-	$-	$158,499,396
Wheat futures contracts	2,237,493	-	-	2,237,493
Total	$160,736,889	$-	$-	$160,736,889

Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2023
Wheat futures contracts	$4,575,666	$-	$-	$4,575,666

For the years ended December 31, 2024 and 2023, the Funds did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value–- Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5–- Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the years ended December 31, 2024 and 2023, the Fund invested only in commodity futures contracts.

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

The following table discloses information about offsetting assets and liabilities presented in the statements of assets and liabilities to enable users of these financial statements to evaluate the effect or potential effect of netting arrangements for recognized assets and liabilities. These recognized assets and liabilities are presented as defined in FASB Topic 210: Balance Sheet.

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCMs, Marex and StoneX as of  December 31, 2024 and 2023. *The amount of collateral presented in Collateral, Due from Broker, is limited to the liability for the futures contracts and accordingly does not include the excess collateral pledged.

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2024

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity Price
Wheat futures contracts	$11,974,384	$-	$11,974,384	$-	$11,974,384	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2023

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Wheat futures contracts	$2,237,493	$-	$2,237,493	$2,237,493	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2023

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity Price
Wheat futures contracts	$4,575,666	$-	$4,575,666	$2,237,493	$2,338,173	$-

The following is a summary of realized and net change in unrealized gains (losses) of the derivative instruments utilized by the Fund:

Year ended December 31, 2024

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Wheat futures contracts	$(23,202,055)	$(9,636,211)

Year ended December 31, 2023

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Wheat futures contracts	$(81,189,435)	$20,881,933

Year ended December 31, 2022

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Wheat futures contracts	$(81,457,408)	$(26,279,809)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $143.0 million in 2024, $183.4 million in 2023, and $345.8 million in 2022.

Note 6–- Financial Highlights

The following table presents per share performance data and other supplemental financial data for the years ended December 31, 2024, 2023 and 2022. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Year ended	Year ended	Year ended
	December 31, 2024	December 31, 2023	December 31, 2022
Per Share Operation Performance
Net asset value at beginning of period	$5.98	$7.99	$7.38
Income (loss) from investment operations:
Investment income	0.27	0.32	0.15
Net realized and unrealized (loss) gain on commodity futures contracts	(1.25)	(2.16)	0.63
Total expenses, net	(0.17)	(0.17)	(0.17)
Net (decrease) increase in net asset value	(1.15)	(2.01)	0.61
Net asset value at end of period	$4.83	$5.98	$7.99
Total Return	(19.26)%	(25.11)%	8.23%
Ratios to Average Net Assets (Annualized)
Total expenses	3.20%	2.62%	1.90%
Total expenses, net	3.20%	2.62%	1.78%
Net investment income (loss)	1.91%	2.31%	(0.20)%

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

Note 8 - Segment Reporting (Topic 280)

The Teucrium Wheat Fund is a fund focused on the business of achieving the investment objective of having the daily changes in the NAV of the Fund’s shares reflect the daily changes in a weighted average of the closing settlement prices for wheat futures contracts. As such, the Fund invests and manages primarily wheat futures contracts, and expenses reported are a result of the management thereof. The Fund currently operates in only one reportable segment.

The CODM is comprised of the Sponsor’s chief executive officer, chief financial officer, and chief operating officer. The CODM reviews the operations, income, and expenses, of the Fund to confirm that it operates in one reportable segment. This review includes confirming the performance of the Fund was in accordance with the Investment Objective of the Fund as described in the Fund’s prospectus. The performance of the Fund should be a result of the performance of each Fund’s respective benchmark futures contracts. Additionally, the CODM confirms that the expenses for the Fund, which are listed on the statement of operations, are related solely to the operations of the Fund. As the Fund’s operations comprise a single reporting segment, the segment assets are reflected on the accompanying statement of assets and liabilities.

Note 9 - Subsequent Events

Management has evaluated the financial statements for the year-ended December 31, 2024 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than those noted below:

Nothing to report.

GRANT THORNTON LLP 757 Third Ave., 9th Floor New York, NY 10017 D+1 212 599 0100 F+1 212 370 4520

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor and Shareholders of

Teucrium Agricultural Fund

Opinion on the financial statements

We have audited the accompanying statements of assets and liabilities, including the schedules of investments of Teucrium Agricultural Fund (a series of Teucrium Commodity Trust) (the “Fund”) as of December 31, 2024 and 2023, the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2024 , and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GRANT THORNTON LLP

We have served as the Fund’s auditor since 2014.

New York, New York

March 5, 2025

GT.COM	Grant Thornton LLP is the U.S. member firm of Grant Thornton International Ltd (GTIL). GTIL and each of its member firms are separate legal entities and are not a worldwide partnership.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2024	December 31, 2023

Assets
Cash equivalents	$8,570	$11,208
Interest receivable	35	55
Other assets	1,180	-
Equity in trading accounts:
Investments in exchange traded funds, at fair value (cost: $12,632,301 and $19,469,359 as of December 31, 2024 and December 31, 2023 respectively)	10,344,458	18,401,900
Total assets	10,354,243	18,413,163

Liabilities
Other liabilities	832	4,037

Net assets	$10,353,411	$18,409,126

Shares outstanding	412,502	625,002

Shares authorized	*	*

Net asset value per share	$25.10	$29.45

Market value per share	$25.12	$29.41

*On April 7, 2022, the Teucrium Agricultural Fund registered an indeterminate number of Shares of the Fund pursuant to Rule 456(d) under the Securities Act of 1933.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

SCHEDULE OF INVESTMENTS

December 31, 2024

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Exchange-traded funds
Teucrium Corn Fund			$2,594,798	25.06%	138,311
Teucrium Soybean Fund			2,619,232	25.30	122,016
Teucrium Sugar Fund			2,513,606	24.28	220,370
Teucrium Wheat Fund			2,616,822	25.27	542,032
Total exchange-traded funds		$12,632,301	$10,344,458	99.91%

Cash equivalents
Money market funds
U.S. Bank Deposit Account	4.200%	$8,570	$8,570	0.08%	8,570

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

SCHEDULE OF INVESTMENTS

December 31, 2023

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Exchange-traded funds
Teucrium Corn Fund			$4,567,949	24.81%	211,348
Teucrium Soybean Fund			4,546,758	24.70	168,219
Teucrium Sugar Fund			4,624,253	25.12	371,871
Teucrium Wheat Fund			4,662,940	25.33	779,782
Total exchange-traded funds		$19,469,359	$18,401,900	99.96%

Cash equivalents
Money market funds
U.S. Bank Deposit Account	5.270%	$11,208	$11,208	0.06%	11,208

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF OPERATIONS

	Year ended	Year ended	Year ended
	December 31, 2024	December 31, 2023	December 31, 2022
Income
Realized and unrealized gain (loss) on trading of securities:
Realized (loss) gain on securities	$(1,102,822)	$(96,992)	$182,252
Net change in unrealized depreciation on securities	(1,220,384)	(1,214,870)	(1,231,110)
Interest income	495	590	432
Total loss	(2,322,711)	(1,311,272)	(1,048,426)

Expenses
Professional fees	69,463	217,608	79,712
Distribution and marketing fees	139,704	190,696	187,385
Custodian fees and expenses	12,874	23,747	19,180
Business permits and licenses fees	13,617	14,109	13,601
General and administrative expenses	11,991	18,990	13,821
Other expenses	131	8	39
Total expenses	247,780	465,158	313,738

Expenses waived by the Sponsor	(235,747)	(440,191)	(262,928)

Total expenses, net	12,033	24,967	50,810

Net loss	$(2,334,744)	$(1,336,239)	$(1,099,236)

Net (decrease) increase in net asset value per share	$(4.35)	$(1.90)	$4.34
Net loss per weighted average share	$(4.72)	$(1.49)	$(0.92)
Weighted average Shares outstanding	494,947	897,742	1,189,659

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF CHANGES IN NET ASSETS

	Year ended	Year ended	Year ended
	December 31, 2024	December 31, 2023	December 31, 2022
Operations
Net loss	$(2,334,744)	$(1,336,239)	$(1,099,236)
Capital transactions
Issuance of Shares	-	-	45,566,391
Redemption of Shares	(5,720,971)	(19,829,880)	(19,071,565)
Total capital transactions	(5,720,971)	(19,829,880)	26,494,826
Net change in net assets	(8,055,715)	(21,166,119)	25,395,590

Net assets, beginning of period	$18,409,126	$39,575,245	$14,179,655

Net assets, end of period	$10,353,411	$18,409,126	$39,575,245

Net asset value per share at beginning of period	$29.45	$31.35	$27.01

Net asset value per share at end of period	$25.10	$29.45	$31.35

Creation of Shares	-	-	1,362,500
Redemption of Shares	212,500	637,500	625,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF CASH FLOWS

	Year ended	Year ended	Year ended
	December 31, 2024	December 31, 2023	December 31, 2022
Cash flows from operating activities:
Net loss	$(2,334,744)	$(1,336,239)	$(1,099,236)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net change in unrealized depreciation appreciation on securities	1,220,384	1,214,870	1,231,110
Changes in operating assets and liabilities:
Net sale (purchase) of investments in securities	6,837,058	19,955,928	(26,625,789)
Interest receivable	20	(23)	(29)
Other assets	(1,180)	622	(592)
Other liabilities	(3,205)	1,214	(375)
Net cash provided by (used in) operating activities	5,718,333	19,836,372	(26,494,911)

Cash flows from financing activities:
Proceeds from sale of Shares	-	-	45,566,391
Redemption of Shares	(5,720,971)	(19,829,880)	(19,071,565)
Net cash (used in) provided by financing activities	(5,720,971)	(19,829,880)	26,494,826

Net change in cash equivalents	(2,638)	6,492	(85)
Cash equivalents, beginning of period	11,208	4,716	4,801
Cash equivalents, end of period	$8,570	$11,208	$4,716

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

December 31, 2024

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

Note 2 - Principal Contracts and Agreements

The Sponsor employs U.S. Bank, N.A. as the Custodian for the Funds. The principal business address for U.S. Bank, N.A is 5065 Wooster Rd, Cincinnati, Ohio 45226. U.S. Bank N.A. is a national banking association organized and existing under the laws of the United States of America with its principal place of business at Minneapolis, Minnesota. The principal address for U.S. Bancorp Fund Services, LLC doing business as U.S. Bank Global Fund Services (“Global Fund Services”) is 615 E. Michigan Street, Milwaukee, WI 53202. In addition, effective on the Conversion Date, Global Fund Services, a wholly owned subsidiary of U.S. Bank, N.A. commenced serving as administrator for each Fund, performing certain administrative, accounting services, and preparing certain SEC reports on behalf of the Funds, and also became the registrar and transfer agent for each Fund’s Shares. For such services, U.S. Bank, N.A. and Global Fund Services will receive an asset-based fee, subject to a minimum annual fee.

For custody services, the Funds will pay to U.S. Bank, N.A. 0.0075% of average gross assets up to $1 billion, and 0.0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to Global Fund Services 0.05% of average gross assets on the first $500 million, 0.04% on the next $500 million, 0.03% on the next $2 billion, and 0.02% on the balance over $3 billion annually. A combined minimum annual fee of up to $47,000 for custody, transfer agency, accounting and administrative services is assessed per Fund. These services are recorded in custodian fees and expenses on the statements of operations. A summary of these expenses is included below.

The Sponsor employs PINE Distributors LLC, ("PINE" or the "Marketing Agent")  as the Marketing Agent for the Funds. The Distribution Services Agreement among the Marketing Agent, the Sponsor, and the Trust calls for the Marketing Agent to work with the Transfer Agent in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Marketing Agent and the Sponsor have also entered into an agreement under which certain employees and officers of the Sponsor are licensed as registered representatives of the Marketing Agent.  These persons engage in certain marketing activities for the Funds. For its services as the Marketing Agent, PINE receives a fee of 0.0075% of the Fund’s average daily net assets and an aggregate annual fee of $75,000 for all Teucrium Funds. For its services under the RRSA, PINE receives a fee of $3,500 per registered representative and $7,500 per registered location. These services are recorded in distribution and marketing fees on the combined statements of operations. A summary of these expenses is included below.

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

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Amount Recognized for Custody Services	$12,874	$23,747	$19,180
Amount of Custody Services Waived	$12,874	$20,690	$19,180

Amount Recognized for Marketing Agent Services	$4,809	$8,177	$9,264
Amount of Marketing Agent Services Waived	$4,809	$8,177	$9,264

Amount Recognized for Wilmington Trust	$108	$145	$550
Amount of Wilmington Trust Waived	$108	$145	$-

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2022 to 2024, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of and for the years ended December 31, 2024, 2023, and 2022. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the years ended December 31, 2024, 2023, and 2022.

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

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with original maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short-term maturities. The Fund has these balances of its cash equivalents on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits. TAGS had a balance of $8,570 and $11,208 in money market funds at December 31, 2024 and December 31, 2023, respectively; these balances are included in cash equivalents on the statements of assets and liabilities.

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

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Recognized Related Party Transactions	$95,234	$139,022	$125,972
Waived Related Party Transactions	$68,233	$70,069	$86,496

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

TAGS
Year Ended December 31, 2024	$235,747
Year Ended December 31, 2023	$440,191
Year Ended December 31, 2022	$262,928

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03 – Income Statement—Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40). The amendments require an entity to disaggregate certain income statement line-items within the Notes to the Financial Statements. The Sponsor is evaluating the impacts to the financial statements and disclosures to the Trust and the Fund, and will plan to adopt at or before the effective date for the 10K for the period ending December 31, 2026.

The FASB issued ASU 2023-07, Segment Reporting (Topic 280 Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which enhances disclosure requirements about significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”). ASU 2023-07, among other things, (i) requires a single segment public entity to provide all of the disclosures as required by ASC 280, (ii) requires a public entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources and (iii) provides the ability for a public entity to elect more than one performance measure. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods beginning with the first quarter ended March 31, 2025. Early adoption is permitted and retrospective adoption is required for all prior periods presented. The Trust and the Fund adopted ASU 2023-07 effective December 31, 2024 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements.

The FASB issued ASU 2023-06 – Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The amendments require an entity to disclose its accounting policy for where cash flows associated with derivative instruments and their related gains and losses are presented. The Trust and Fund already discloses the accounting policy related to the derivative gains and losses presented on the cash flow statement. The amendment was adopted early for the period ended December 31, 2023. There is no impact to the financial statements of the Trust or the Fund.

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

Note 4 - Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of  December 31, 2024 and December 31, 2023:

December 31, 2024

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2024
Exchange Traded Funds	$10,344,458	$-	$-	$10,344,458
Cash Equivalents	8,570	-	-	8,570
Total	$10,353,028	$-	$-	$10,353,028

December 31, 2023

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2023
Exchange Traded Funds	$18,401,900	$-	$-	$18,401,900
Cash Equivalents	11,208	-	-	11,208
Total	$18,413,108	$-	$-	$18,413,108

For the years ended   December 31, 2024 and   December 31, 2023, the Fund did not have any transfers between any of the level of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 - Financial Highlights

The following table presents per share performance data and other supplemental financial data for the years ended December 31, 2024, 2023, and 2022. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Year ended	Year ended	Year ended
	December 31, 2024	December 31, 2023	December 31, 2022
Per Share Operation Performance
Net asset value at beginning of period	$29.45	$31.35	$27.01
Income (loss) from investment operations:
Net realized and unrealized (loss) gain on investment transactions	(4.33)	(1.87)	4.38
Total expenses, net	(0.02)	(0.03)	(0.04)
Net (decrease) increase in net asset value	(4.35)	(1.90)	4.34
Net asset value at end of period	$25.10	$29.45	$31.35
Total Return	(14.79)%	(6.04)%	16.06%
Ratios to Average Net Assets (Annualized)
Total expenses	1.85%	1.68%	0.84%
Total expenses, net	0.09%	0.09%	0.14%
Net investment loss	(0.09)%	(0.09)%	(0.13)%

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

Note 7 - Segment Reporting (Topic 280)

The Teucrium Agricultural Fund is a fund focused on the business of achieving the investment objective of having the daily changes in the NAV of the Fund’s shares reflect the daily changes in a weighted average of the closing settlement prices for the Teucrium Corn Fund, the Teucrium Soybean Fund, the Teucrium Sugar Fund, and the Teucrium Wheat Fund. As such, the Fund invests and manages primarily these four securities, and expenses reported are a result of the management thereof. The Fund currently operates in only one reportable segment.

The CODM is comprised of the Sponsor’s chief executive officer, chief financial officer, and chief operating officer. The CODM reviews the operations, income, and expenses, of the Fund to confirm that it operates in one reportable segment. This review includes confirming the performance of the Fund was in accordance with the Investment Objective of the Fund as described in the Fund’s prospectus. The performance of the Fund should be a result of the performance of each underlying Fund’s respective benchmark futures contracts. Additionally, the CODM confirms that the expenses for the Fund, which are listed on the statement of operations, are related solely to the operations of the Fund. As the Fund’s operations comprise a single reporting segment, the segment assets are reflected on the accompanying statement of assets and liabilities.

Note 8 - Subsequent Events

Management has evaluated the financial statements for the year-ended  December 31, 2024 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than those noted below:

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

Date: March 5, 2025