Form 10-Q
period 2025-03-31
Teucrium Commodity Trust
filed 2025-05-12
CIK 1471824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2025.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Total Number of Outstanding Shares as of May 9, 2025
Teucrium Corn Fund	2,725,004
Teucrium Sugar Fund	900,004
Teucrium Soybean Fund	1,150,004
Teucrium Wheat Fund	25,975,004
Teucrium Agricultural Fund	400,002

TEUCRIUM COMMODITY TRUST

2

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

3

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Cash and cash equivalents	$191,152,522	$210,940,353
Interest receivable	176,889	208,251
Other assets	45,878	16,778
Equity in trading accounts:
Commodity futures contracts	299,290	1,936,572
Due from broker	27,086,189	28,593,300
Total equity in trading accounts	27,385,479	30,529,872
Total assets	$218,760,768	$241,695,254

Liabilities
Management fee payable to Sponsor	$181,423	$189,332
Other liabilities	180,025	47,382
Equity in trading accounts:
Commodity futures contracts	15,314,925	16,811,122
Total liabilities	15,676,373	$17,047,836

Net Assets	$203,084,395	$224,647,418

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED SCHEDULE OF INVESTMENTS

March 31, 2025

(Unaudited)

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
U.S. Bank Deposit Account	4.200%	$6,824,082	$6,824,082	3.36%	6,824,082
Goldman Sachs Financial Square Government Fund - Institutional Class	4.255%	55,154,399	55,154,399	27.16	55,154,399
Total money market funds		$61,978,481	$61,978,481	30.52%

	Maturity				Percentage of	Principal
	Date	Yield	Cost	Fair Value	Net Assets	Amount
Commercial Paper
Bell Canada, Inc.	April 8, 2025	4.361%	$7,452,522	$7,493,730	3.69%	7,500,000
Brookfield Infrastructure Holdings (Canada) Inc.	April 1, 2025	4.470%	7,431,250	7,500,000	3.69	7,500,000
Brookfield Infrastructure Holdings (Canada) Inc.	April 10, 2025	4.469%	4,956,000	4,994,500	2.46	5,000,000
Brookfield Infrastructure Holdings (Canada) Inc.	June 18, 2025	4.731%	4,945,104	4,949,625	2.44	5,000,000
Crown Castle Inc.	May 1, 2025	4.664%	9,955,280	9,961,668	4.91	10,000,000
FMC Corporation	April 14, 2025	4.816%	2,490,764	2,495,712	1.23	2,500,000
General Motors Financial Company, Inc.	May 2, 2025	4.421%	6,926,413	6,973,779	3.43	7,000,000
Glencore Funding LLC	April 1, 2025	4.437%	9,915,029	10,000,000	4.92	10,000,000
Glencore Funding LLC	April 3, 2025	4.403%	9,928,872	9,997,588	4.92	10,000,000
Harley-Davidson Financial Services, Inc.	April 25, 2025	4.680%	4,966,066	4,984,634	2.45	5,000,000
Harley-Davidson Financial Services, Inc.	April 29, 2025	4.687%	2,475,670	2,491,036	1.23	2,500,000
Harley-Davidson Financial Services, Inc.	April 29, 2025	4.740%	7,431,992	7,472,797	3.68	7,500,000
Harley-Davidson Financial Services, Inc.	May 22, 2025	4.728%	4,950,272	4,967,063	2.45	5,000,000
TELUS Corporation	May 21, 2025	4.701%	7,446,948	7,451,772	3.67	7,500,000
TELUS Corporation	June 9, 2025	4.525%	7,419,344	7,436,031	3.66	7,500,000
Total Commercial Paper			$98,691,526	$99,169,935	48.83%
Total Cash Equivalents				$161,148,416	79.35%

	Number of		Percentage of	Notional Amount
	Contracts	Fair Value	Net Assets	(Long Exposure)
Commodity futures contracts
United States corn futures contracts
CBOT Corn Futures JUL25	785	$224,227	0.11%	$18,182,563

United States soybean futures contracts
CBOT soybean futures NOV26	176	25,666	0.01	8,949,600

United States sugar futures contracts
ICE sugar futures OCT25	157	20,670	0.01	3,311,067
ICE sugar futures MAR26	179	28,727	0.01	3,849,216
Total commodity futures contracts		$299,290	0.14%	$34,292,446

	Number of		Percentage of	Notional Amount
Description: Liabilities	Contracts	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT Corn Futures SEP25	706	$417,714	0.21%	$15,346,675
CBOT Corn Futures DEC25	809	1,409,616	0.69	17,878,900

United States soybean futures contracts
CBOT soybean futures JUL25	174	351,429	0.17	8,945,775
CBOT soybean futures NOV25	151	807,803	0.40	7,695,338

United States sugar futures contracts
ICE sugar futures JUL25	184	98,165	0.05	3,843,392

United States wheat futures contracts
CBOT wheat futures JUL25	1,463	1,829,556	0.90	40,269,075
CBOT wheat futures SEP25	1,218	1,740,739	0.86	34,484,625
CBOT wheat futures DEC25	1,367	8,659,903	4.26	40,275,238
Total commodity futures contracts		$15,314,925	7.54%	$168,739,018

			Percentage of
Exchange-traded funds*	Cost	Fair Value	Net Assets	Shares
Teucrium Corn Fund	$3,357,873	$2,530,393	1.25%	136,572
Teucrium Soybean Fund	3,131,696	2,518,169	1.24	118,077
Teucrium Sugar Fund	1,920,180	2,505,415	1.23	205,056
Teucrium Wheat Fund	3,784,513	2,535,538	1.25	541,504
Total exchange-traded funds	$12,194,262	$10,089,515	4.97%

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

TEUCRIUM COMMODITY TRUST

COMBINED SCHEDULE OF INVESTMENTS

December 31, 2024

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
U.S. Bank Deposit Account	4.200%	$17,680,667	$17,680,667	7.87%	17,680,667
Goldman Sachs Financial Square Government Fund - Institutional Class	4.410%	64,495,946	64,495,946	28.71	64,495,946
Total money market funds		$82,176,613	$82,176,613	36.58%

	Maturity				Percentage of	Principal
	Date	Yield	Cost	Fair Value	Net Assets	Amount
Commercial Paper
Bell Canada, Inc.	February 4, 2025	4.588%	$6,950,784	$6,970,118	3.10%	7,000,000
Brookfield Infrastructure Holdings (Canada) Inc.	January 8, 2025	4.788%	4,954,862	4,995,422	2.22	5,000,000
Brookfield Infrastructure Holdings (Canada) Inc.	January 16, 2025	4.732%	7,445,633	7,485,438	3.33	7,500,000
Brookfield Infrastructure Holdings (Canada) Inc.	March 6, 2025	4.783%	4,943,862	4,958,222	2.21	5,000,000
Energy Transfer Operating, L.P.	January 24, 2025	4.454%	17,446,548	17,450,825	7.77	17,500,000
General Motors Financial Company, Inc.	January 28, 2025	4.595%	4,949,150	4,983,050	2.22	5,000,000
General Motors Financial Company, Inc.	March 14, 2025	4.524%	7,421,205	7,433,256	3.31	7,500,000
Harley-Davidson Financial Services, Inc.	February 3, 2025	4.791%	12,369,167	12,446,030	5.54	12,500,000
Harley-Davidson Financial Services, Inc.	February 18, 2025	4.860%	7,411,484	7,452,261	3.32	7,500,000
Hyundai Capital America	February 12, 2025	4.568%	4,963,750	4,973,750	2.21	5,000,000
L3Harris Technologies, Inc.	January 21, 2025	4.560%	9,960,000	9,975,000	4.44	10,000,000
VW Credit, Inc.	January 22, 2025	4.671%	4,962,945	4,986,584	2.22	5,000,000
VW Credit, Inc.	February 19, 2025	4.568%	4,963,750	4,969,376	2.21	5,000,000
Total Commercial Paper			$98,743,140	$99,079,332	44.10%
Total Cash Equivalents				$181,255,945	80.68%

	Number of		Percentage of	Notional Amount
	Contracts	Fair Value	Net Assets	(Long Exposure)
Commodity futures contracts
United States corn futures contracts
CBOT corn futures MAY25	974	$1,356,124	0.60%	$22,682,025
CBOT corn futures JUL25	829	580,448	0.26	19,429,688
Total commodity futures contracts		$1,936,572	0.86%	$42,111,713

	Number of		Percentage of	Notional Amount
Description: Liabilities	Contracts	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT corn futures DEC25	1,019	$1,955,417	0.87%	$22,609,063

United States soybean futures contracts
CBOT soybean futures MAR25	175	272,036	0.12	8,841,875
CBOT soybean futures MAY25	148	68,992	0.03	7,564,650
CBOT soybean futures NOV25	172	979,998	0.44	8,817,150

United States sugar futures contracts
ICE sugar futures MAY25	219	617,425	0.27	4,378,248
ICE sugar futures JUL25	192	525,725	0.23	3,763,200
ICE sugar futures MAR26	222	417,145	0.19	4,400,928

United States wheat futures contracts
CBOT wheat futures MAY25	1,518	2,977,940	1.33	42,693,750
CBOT wheat futures JUL25	1,286	358,378	0.16	36,618,850
CBOT wheat futures DEC25	1,430	8,638,066	3.85	42,792,750
Total commodity futures contracts		$16,811,122	7.49%	$182,480,464

			Percentage of
Exchange-traded funds*	Cost	Fair Value	Net Assets	Shares
Teucrium Corn Fund	$3,436,783	$2,594,798	1.16%	138,311
Teucrium Soybean Fund	2,085,431	2,619,232	1.17	122,016
Teucrium Sugar Fund	3,833,234	2,513,606	1.12	220,370
Teucrium Wheat Fund	3,276,853	2,616,822	1.16	542,032
Total exchange-traded funds	$12,632,301	$10,344,458	4.61%

*The Trust eliminates the shares owned by the Teucrium Agricultural Fund from its combined statements of assets and liabilities due to the fact that these represent holdings of the Underlying Funds owned by the Teucrium Agricultural Fund, which are included as shares outstanding of the Underlying Funds.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2025	March 31, 2024*
Income
Realized and unrealized gain (loss) on trading of commodity and cryptocurrency futures contracts:
Realized gain (loss) on commodity and cryptocurrency futures contracts	$(3,349,573)	$(17,194,951)
Net change in unrealized appreciation (depreciation) on commodity and cryptocurrency futures contracts	(141,085)	(7,969,968)
Interest income	2,369,245	3,704,387
Total income (loss)	(1,121,413)	(21,460,532)

Expenses
Management fees	551,614	701,923
Professional fees	303,207	302,008
Distribution and marketing fees	902,682	947,591
Custodian fees and expenses	110,128	95,024
Business permits and licenses fees	71,729	56,338
General and administrative expenses	94,557	70,863
Other expenses	3,007	66
Total expenses	2,036,924	2,173,813

Expenses waived by the Sponsor	(50,854)	(131,847)

Total expenses, net	1,986,070	2,041,966

Net income (loss)	$(3,107,483)	$(23,502,498)

*The Hashdex Bitcoin Futures ETF was transferred to the Tidal Commodities Trust I as described in Note 1 to these financials. The operations include the activity of the Hashdex Bitcoin Futures ETF through January 3, 2024, the date of liquidation.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2025	March 31, 2024*
Operations
Net income (loss)	$(3,107,483)	$(23,502,498)
Capital transactions
Distribution of Net Assets to Acquiring Fund	-	(2,574,071)
Issuance of Shares	6,949,563	13,002,447
Redemption of Shares	(25,730,079)	(26,854,784)
Net change in the cost of the Underlying Funds	324,976	3,170,300
Total capital transactions	(18,455,540)	(13,256,108)

Net change in net assets	(21,563,023)	(36,758,606)

Net assets, beginning of period	224,647,418	314,547,414

Net assets, end of period	$203,084,395	$277,788,808

* The Hashdex Bitcoin Futures ETF was transferred to the Tidal Commodities Trust I as described in Note 1 to these financials. The operations include the activity of the Hashdex Bitcoin Futures ETF through January 3, 2024, the date of liquidation.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2025	March 31, 2024*
Cash flows from operating activities:
Net income (loss)	$(3,107,483)	$(23,502,498)
Adjustments to reconcile net income (loss) to net cash provided by (used) in operating activities:
Net change in unrealized appreciation (depreciation) on commodity and cryptocurrency futures contracts	141,085	7,969,968
Changes in operating assets and liabilities:
Due from broker	1,507,111	(10,080,944)
Interest receivable	31,362	146,371
Other assets	(29,100)	(722)
Management fee payable to Sponsor	(7,909)	(48,487)
Other liabilities	132,643	38,132
Net cash provided by (used in) operating activities	(1,332,291)	(25,478,180)

Cash flows from financing activities:
Distribution to Acquiring Fund upon consummation of merger and liquidation agreement - see Note 1 to the financial statements	-	(2,381,545)
Proceeds from sale of Shares	6,949,563	13,002,447
Redemption of Shares	(25,730,079)	(26,854,784)
Net change in cost of the Underlying Funds	324,976	3,170,300
Net cash provided by (used in) financing activities	(18,455,540)	(13,063,582)

Net change in cash and cash equivalents	(19,787,831)	(38,541,762)
Cash and cash equivalents beginning of period	210,940,353	292,237,362
Cash and cash equivalents end of period	$191,152,522	$253,695,600

* The Hashdex Bitcoin Futures ETF was transferred to the Tidal Commodities Trust I as described in Note 1 to these financials. The operations include the activity of the Hashdex Bitcoin Futures ETF through January 3, 2024, the date of liquidation.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Cash and cash equivalents	$48,896,299	$60,998,326
Interest receivable	57,310	78,840
Other assets	1,684	3,171
Equity in trading accounts:
Commodity futures contracts	224,227	1,936,572
Due from broker	4,158,882	3,738,171
Total equity in trading accounts	4,383,109	5,674,743
Total assets	53,338,402	66,755,080

Liabilities
Management fee payable to Sponsor	48,325	52,375
Other liabilities	47,775	23,050
Equity in trading accounts:
Commodity futures contracts	1,827,330	1,955,417
Total liabilities	1,923,430	2,030,842

Net assets	$51,414,972	$64,724,238

Shares outstanding	2,775,004	3,450,004

Shares Authorized	*	*

Net asset value per share	$18.53	$18.76

Market value per share	$18.56	$18.77

* On April 7, 2022, the Teucrium Corn Fund registered an indeterminate number of shares of the Fund pursuant to Rule 456(d) under the Securities Act of 1933.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

SCHEDULE OF INVESTMENTS

March 31, 2025

(Unaudited)

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
U.S. Bank Deposit Account	4.200%	$1,612,503	$1,612,503	3.14%	1,612,503
Goldman Sachs Financial Square Government Fund - Institutional Class	4.255%	8,932,887	8,932,887	17.37	8,932,887
Total money market funds		$10,545,390	$10,545,390	20.51%

	Maturity				Percentage of	Principal
	Date	Yield	Cost	Fair Value	Net Assets	Amount
Commercial Paper
Bell Canada, Inc.	April 8, 2025	4.361%	2,484,174	$2,497,910	4.86%	2,500,000
Brookfield Infrastructure Holdings (Canada) Inc.	April 10, 2025	4.469%	2,478,000	2,497,250	4.86	2,500,000
Brookfield Infrastructure Holdings (Canada) Inc.	June 18, 2025	4.731%	2,472,552	2,474,813	4.81	2,500,000
Crown Castle Inc.	May 1, 2025	4.664%	2,488,820	2,490,417	4.84	2,500,000
FMC Corporation	April 14, 2025	4.816%	2,490,764	2,495,712	4.85	2,500,000
General Motors Financial Company, Inc.	May 2, 2025	4.421%	2,473,719	2,490,635	4.84	2,500,000
Glencore Funding LLC	April 1, 2025	4.437%	2,478,757	2,500,000	4.87	2,500,000
Glencore Funding LLC	April 3, 2025	4.403%	2,482,218	2,499,397	4.86	2,500,000
Harley-Davidson Financial Services, Inc.	May 22, 2025	4.728%	2,475,136	2,483,531	4.83	2,500,000
TELUS Corporation	May 21, 2025	4.701%	2,482,316	2,483,924	4.83	2,500,000
TELUS Corporation	June 9, 2025	4.525%	2,473,115	2,478,677	4.82	2,500,000
Total Commercial Paper			$27,279,571	$27,392,266	53.27%
Total Cash Equivalents				$37,937,656	73.78%

	Number of		Percentage of	Notional Amount
	Contracts	Fair Value	Net Assets	(Long Exposure)
Commodity futures contracts
United States corn futures contracts
CBOT Corn Futures JUL25	785	$224,227	0.44%	$18,182,563

	Number of		Percentage of	Notional Amount
Description: Liabilities	Contracts	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT Corn Futures SEP25	706	$417,714	0.81%	$15,346,675
CBOT Corn Futures DEC25	809	1,409,616	2.73	17,878,900
Total commodity futures contracts		$1,827,330	3.54%	$33,225,575

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

SCHEDULE OF INVESTMENTS

December 31, 2024

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
U.S. Bank Deposit Account	4.200%	$10,269,737	$10,269,737	15.87%	10,269,737
Goldman Sachs Financial Square Government Fund - Institutional Class	4.410%	12,519,321	12,519,321	19.34	12,519,321
Total money market funds		$22,789,058	$22,789,058	35.21%

	Maturity				Percentage of	Principal
	Date	Yield	Cost	Fair Value	Net Assets	Amount
Commercial Paper
Bell Canada, Inc.	February 4, 2025	4.588%	$2,482,423	$2,489,328	3.85%	2,500,000
Brookfield Infrastructure Holdings (Canada) Inc.	March 6, 2025	4.783%	2,471,931	2,479,111	3.83	2,500,000
Energy Transfer Operating, L.P.	January 24, 2025	4.454%	4,984,728	4,985,950	7.70	5,000,000
General Motors Financial Company, Inc.	January 28, 2025	4.595%	2,474,575	2,491,525	3.85	2,500,000
General Motors Financial Company, Inc.	March 14, 2025	4.524%	2,473,735	2,477,752	3.83	2,500,000
Harley-Davidson Financial Services, Inc.	February 3, 2025	4.791%	4,947,667	4,978,412	7.69	5,000,000
Hyundai Capital America	February 12, 2025	4.568%	2,481,875	2,486,875	3.84	2,500,000
L3Harris Technologies, Inc.	January 21, 2025	4.560%	2,490,000	2,493,750	3.85	2,500,000
VW Credit, Inc.	February 19, 2025	4.568%	2,481,875	2,484,688	3.84	2,500,000
Total Commercial Paper			$27,288,809	$27,367,391	42.28%
Total Cash Equivalents				$50,156,449	77.49%

	Number of		Percentage of	Notional Amount
	Contracts	Fair Value	Net Assets	(Long Exposure)
Commodity futures contracts
United States corn futures contracts
CBOT corn futures MAY25	974	$1,356,124	2.09%	$22,682,025
CBOT corn futures JUL25	829	580,448	0.90	19,429,688
Total commodity futures contracts		$1,936,572	2.99%	$42,111,713

	Number of		Percentage of	Notional Amount
Description: Liabilities	Contracts	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT corn futures DEC25	1,019	1,955,417	3.02	22,609,063

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2025	March 31, 2024
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$986,143	$(3,964,335)
Net change in unrealized appreciation (depreciation) on commodity futures contracts	(1,584,258)	(1,596,170)
Interest income	661,287	948,218
Total income (loss)	63,172	(4,612,287)

Expenses
Management fees	154,242	178,243
Professional fees	84,255	57,038
Distribution and marketing fees	246,416	205,464
Custodian fees and expenses	31,170	21,972
Business permits and licenses fees	12,339	7,130
General and administrative expenses	25,116	15,426
Total expenses	553,538	485,273

Total expenses, net	553,538	485,273

Net income (loss)	$(490,366)	$(5,097,560)

Net increase (decrease) in net asset value per share	$(0.23)	$(1.39)
Net income (loss) per weighted average share	$(0.15)	$(1.43)
Weighted average shares outstanding	3,219,171	3,554,125

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2025	March 31, 2024
Operations
Net income (loss)	$(490,366)	$(5,097,560)
Capital transactions
Issuance of Shares	-	2,436,790
Redemption of Shares	(12,818,900)	(8,645,575)
Total capital transactions	(12,818,900)	(6,208,785)
Net change in net assets	(13,309,266)	(11,306,345)

Net assets, beginning of period	$64,724,238	$81,050,442

Net assets, end of period	$51,414,972	$69,744,097

Net asset value per share at beginning of period	$18.76	$21.61

Net asset value per share at end of period	$18.53	$20.22

Creation of Shares	-	125,000
Redemption of Shares	675,000	425,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2025	March 31, 2024
Cash flows from operating activities:
Net income (loss)	$(490,366)	$(5,097,560)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized depreciation (appreciation) on commodity futures contracts	1,584,258	1,596,170
Changes in operating assets and liabilities:
Due from broker	(420,711)	(3,366,050)
Interest receivable	21,530	29,733
Other assets	1,487	-
Management fee payable to Sponsor	(4,050)	(13,195)
Other liabilities	24,725	6,745
Net cash provided by (used in) operating activities	716,873	(6,844,157)

Cash flows from financing activities:
Proceeds from sale of Shares	-	2,436,790
Redemption of Shares	(12,818,900)	(8,645,575)
Net cash provided by (used in) financing activities	(12,818,900)	(6,208,785)

Net change in cash and cash equivalents	(12,102,027)	(13,052,942)
Cash and cash equivalents, beginning of period	60,998,326	76,745,471
Cash and cash equivalents, end of period	$48,896,299	$63,692,529

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Cash and cash equivalents	$24,915,048	$23,806,400
Interest receivable	29,497	33,654
Other assets	8,055	4,286
Equity in trading accounts:
Commodity futures contracts	25,666	-
Due from broker	1,805,060	2,725,790
Total equity in trading accounts	1,830,726	2,725,790
Total assets	26,783,326	26,570,130

Liabilities
Management fee payable to Sponsor	21,925	22,453
Other liabilities	10,257	3,608
Equity in trading accounts:
Commodity futures contracts	1,159,232	1,321,026
Total liabilities	1,191,414	1,347,087

Net assets	$25,591,912	$25,223,043

Shares outstanding	1,200,004	1,175,004

Shares authorized	*	*

Net asset value per share	$21.33	$21.47

Market value per share	$21.34	$21.48

* On April 7, 2022, the Teucrium Soybean Fund registered an indeterminate number of shares of the Fund pursuant to Rule 456(d) under the Securities Act of 1933.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

SCHEDULE OF INVESTMENTS

March 31, 2025

(Unaudited)

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
U.S. Bank Deposit Account	4.200%	$1,867,998	$1,867,998	7.30%	1,867,998
Goldman Sachs Financial Square Government Fund - Institutional Class	4.255%	7,327,438	7,327,438	28.63	7,327,438
Total money market funds		$9,195,436	$9,195,436	35.93%

	Maturity				Percentage of	Principal
	Date	Yield	Cost	Fair Value	Net Assets	Amount
Commercial Paper
Bell Canada, Inc.	April 8, 2025	4.361%	$2,484,174	$2,497,910	9.76%	2,500,000
Crown Castle Inc.	May 1, 2025	4.664%	2,488,820	2,490,417	9.73	2,500,000
Glencore Funding LLC	April 3, 2025	4.403%	2,482,218	2,499,397	9.77	2,500,000
TELUS Corporation	May 21, 2025	4.701%	2,482,316	2,483,924	9.71	2,500,000
Total Commercial Paper			$9,937,528	$9,971,648	38.97%
Total Cash Equivalents				$19,167,084	74.90%

	Number of		Percentage of	Notional Amount
	Contracts	Fair Value	Net Assets	(Long Exposure)
Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures NOV26	176	$25,666	0.10%	$8,949,600

	Number of		Percentage of	Notional Amount
Description: Liabilities	Contracts	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures JUL25	174	$351,429	1.37%	$8,945,775
CBOT soybean futures NOV25	151	807,803	3.16	7,695,338
Total commodity futures contracts		$1,159,232	4.53%	$16,641,113

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

TEUCRIUM SOYBEAN FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2025	March 31, 2024
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$(374,212)	$(2,632,854)
Net change in unrealized appreciation (depreciation) on commodity futures contracts	187,460	596,685
Interest income	280,709	380,411
Total income (loss)	93,957	(1,655,758)

Expenses
Management fees	65,432	70,722
Professional fees	43,803	38,420
Distribution and marketing fees	120,395	100,750
Custodian fees and expenses	16,358	8,486
Business permits and licenses fees	5,234	6,269
General and administrative expenses	13,086	7,072
Total expenses	264,308	231,719

Total expenses, net	264,308	231,719

Net income (loss)	$(170,351)	$(1,887,477)

Net increase (decrease) in net asset value per share	$(0.14)	$(1.87)
Net income (loss) per weighted average share	$(0.14)	$(1.67)
Weighted average shares outstanding	1,219,726	1,129,400

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2025	March 31, 2024
Operations
Net income (loss)	$(170,351)	$(1,887,477)
Capital transactions
Issuance of Shares	1,616,453	8,094,215
Redemption of Shares	(1,077,233)	(1,295,995)
Total capital transactions	539,220	6,798,220
Net change in net assets	368,869	4,910,743

Net assets, beginning of period	$25,223,043	$29,056,020

Net assets, end of period	$25,591,912	$33,966,763

Net asset value per share at beginning of period	$21.47	$27.03

Net asset value per share at end of period	$21.33	$25.16

Creation of Shares	75,000	325,000
Redemption of Shares	50,000	50,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2025	March 31, 2024
Cash flows from operating activities:
Net income (loss)	$(170,351)	$(1,887,477)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized depreciation (appreciation) on commodity futures contracts	(187,460)	(596,685)
Changes in operating assets and liabilities:
Due from broker	920,730	219,407
Interest receivable	4,157	(16,607)
Other assets	(3,769)	(883)
Management fee payable to Sponsor	(528)	1,096
Other liabilities	6,649	28,247
Net cash provided by (used in) operating activities	569,428	(2,252,902)

Cash flows from financing activities:
Proceeds from sale of Shares	1,616,453	8,094,215
Redemption of Shares	(1,077,233)	(1,295,995)
Net cash provided by (used in) financing activities	539,220	6,798,220

Net change in cash and cash equivalents	1,108,648	4,545,318
Cash and cash equivalents beginning of period	23,806,400	28,107,189
Cash and cash equivalents end of period	$24,915,048	$32,652,507

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Cash and cash equivalents	$10,500,196	$11,831,089
Interest receivable	18,807	28,954
Other assets	22,956	7,436
Equity in trading accounts:
Commodity futures contracts	49,397	-
Due from broker	518,239	2,255,054
Total equity in trading accounts	567,636	2,255,054
Total assets	11,109,595	14,122,533

Liabilities
Management fee payable to Sponsor	10,254	12,357
Other liabilities	4,766	2,904
Equity in trading accounts:
Commodity futures contracts	98,165	1,560,295
Total liabilities	113,185	1,575,556

Net assets	$10,996,410	$12,546,977

Shares outstanding	900,004	1,100,004

Shares authorized	*	*

Net asset value per share	$12.22	$11.41

Market value per share	$12.21	$11.43

* On April 7, 2022, the Teucrium Sugar Fund registered an indeterminate number of shares of the Fund pursuant to Rule 456(d) under the Securities Act of 1933.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

SCHEDULE OF INVESTMENTS

March 31, 2025

(Unaudited)

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
U.S. Bank Deposit Account	4.200%	$1,574,825	$1,574,825	14.32%	1,574,825
Goldman Sachs Financial Square Government Fund - Institutional Class	4.255%	1,533,125	1,533,125	13.94	1,533,125
Total Money Market Funds		$3,107,950	$3,107,950	28.26%

	Maturity				Percentage of	Principal
	Date	Yield	Cost	Fair Value	Net Assets	Amount
Commercial Paper
Bell Canada, Inc.	April 8, 2025	4.361%	$2,484,174	$2,497,910	22.72%	2,500,000
Crown Castle Inc.	May 1, 2025	4.664%	2,488,820	2,490,417	22.65	2,500,000
Total Commercial Paper			$4,972,994	$4,988,327	45.37%
Total Cash Equivalents				$8,096,277	73.63%

	Number of		Percentage of	Notional Amount
	Contracts	Fair Value	Net Assets	(Long Exposure)
Commodity futures contracts
United States sugar futures contracts
ICE sugar futures OCT25	157	$20,670	0.19	$3,311,067
ICE sugar futures MAR26	179	28,727	0.26	3,849,216
Total commodity futures contracts		$49,397	0.45%	$7,160,283

	Number of		Percentage of	Notional Amount
Description: Liabilities	Contracts	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States sugar futures contracts
ICE sugar futures JUL25	184	$98,165	0.89%	$3,843,392

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

TEUCRIUM SUGAR FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2025	March 31, 2024
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$(501,254)	$(482,314)
Net change in unrealized appreciation (depreciation) on commodity futures contracts	1,511,527	1,873,597
Interest income	132,719	224,625
Total income (loss)	1,142,992	1,615,908

Expenses
Management fees	31,316	42,559
Professional fees	27,581	27,663
Distribution and marketing fees	71,423	82,545
Custodian fees and expenses	7,829	8,512
Business permits and licenses fees	2,505	5,631
General and administrative expenses	6,263	5,107
Total expenses	146,917	172,017

Total expenses, net	146,917	172,017

Net income (loss)	$996,075	$1,443,891

Net increase (decrease) in net asset value per share	$0.81	$1.05
Net income (loss) per weighted average share	$0.93	$1.12
Weighted average shares outstanding	1,073,337	1,287,641

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2025	March 31, 2024
Operations
Net income (loss)	$996,075	$1,443,891
Capital transactions
Issuance of Shares	2,287,380	-
Redemption of Shares	(4,834,022)	(2,634,818)
Total capital transactions	(2,546,642)	(2,634,818)
Net change in net assets	(1,550,567)	(1,190,927)

Net assets, beginning of period	$12,546,977	$17,720,099

Net assets, end of period	$10,996,410	$16,529,172

Net asset value per share at beginning of period	$11.41	$12.44

Net asset value per share at end of period	$12.22	$13.49

Creation of Shares	200,000	-
Redemption of Shares	400,000	200,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2025	March 31, 2024
Cash flows from operating activities:
Net income (loss)	$996,075	$1,443,891
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized depreciation (appreciation) on commodity futures contracts	(1,511,527)	(1,873,597)
Changes in operating assets and liabilities:
Due from broker	1,736,815	1,586,659
Interest receivable	10,147	9,817
Other assets	(15,520)	(8,279)
Management fee payable to Sponsor	(2,103)	(3,808)
Other liabilities	1,862	(9,651)
Net cash provided by (used in) operating activities	1,215,749	1,145,032

Cash flows from financing activities:
Proceeds from sale of Shares	2,287,380	-
Redemption of Shares	(4,834,022)	(2,634,818)
Net cash provided by (used in) financing activities	(2,546,642)	(2,634,818)

Net change in cash and cash equivalents	(1,330,893)	(1,489,786)
Cash and cash equivalents beginning of period	11,831,089	16,773,745
Cash and cash equivalents end of period	$10,500,196	$15,283,959

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Cash and cash equivalents	$106,828,837	$114,295,968
Interest receivable	71,235	66,768
Other assets	13,183	705
Equity in trading accounts:
Due from broker	20,604,008	19,874,285
Total assets	127,517,263	134,237,726

Liabilities
Management fee payable to Sponsor	100,919	102,147
Other liabilities	115,013	16,988
Equity in trading accounts:
Commodity futures contracts	12,230,198	11,974,384
Total liabilities	12,446,130	12,093,519

Net assets	$115,071,133	$122,144,207

Shares outstanding	24,575,004	25,300,004

Shares authorized	*	*

Net asset value per share	$4.68	$4.83

Market value per share	$4.68	$4.82

* On March 9, 2022, the Teucrium Wheat Fund registered an indeterminate number of shares of the Fund pursuant to Rule 456(d) under the Securities Act of 1933.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

SCHEDULE OF INVESTMENTS

March 31, 2025

(Unaudited)

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
U.S. Bank Deposit Account	4.200%	$1,756,614	$1,756,614	1.53%	1,756,614
Goldman Sachs Financial Square Government Fund - Institutional Class	4.255%	37,360,949	37,360,949	32.47	37,360,949
Total money market funds		$39,117,563	$39,117,563	34.00%

	Maturity				Percentage of	Principal
	Date	Yield	Cost	Fair Value	Net Assets	Amount
Commercial Paper
Brookfield Infrastructure Holdings (Canada) Inc.	April 1, 2025	4.470%	$7,431,250	$7,500,000	6.52%	7,500,000
Brookfield Infrastructure Holdings (Canada) Inc.	April 10, 2025	4.469%	2,478,000	2,497,250	2.17	2,500,000
Brookfield Infrastructure Holdings (Canada) Inc.	June 18, 2025	4.731%	2,472,552	2,474,812	2.15	2,500,000
Crown Castle Inc.	May 1, 2025	4.664%	2,488,820	2,490,417	2.16	2,500,000
General Motors Financial Company, Inc.	May 2, 2025	4.421%	4,452,694	4,483,144	3.90	4,500,000
Glencore Funding LLC	April 1, 2025	4.437%	7,436,272	7,500,000	6.52	7,500,000
Glencore Funding LLC	April 3, 2025	4.403%	4,964,436	4,998,794	4.34	5,000,000
Harley-Davidson Financial Services, Inc.	April 25, 2025	4.680%	4,966,066	4,984,634	4.33	5,000,000
Harley-Davidson Financial Services, Inc.	April 29, 2025	4.687%	2,475,670	2,491,036	2.16	2,500,000
Harley-Davidson Financial Services, Inc.	April 29, 2025	4.740%	7,431,992	7,472,797	6.49	7,500,000
Harley-Davidson Financial Services, Inc.	May 22, 2025	4.728%	2,475,136	2,483,532	2.16	2,500,000
TELUS Corporation	May 21, 2025	4.701%	2,482,316	2,483,924	2.16	2,500,000
TELUS Corporation	June 9, 2025	4.525%	4,946,229	4,957,354	4.31	5,000,000
Total Commercial Paper			$56,501,433	$56,817,694	49.37%
Total Cash Equivalents				$95,935,257	83.37%

	Number of		Percentage of	Notional Amount
Description: Liabilities	Contracts	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures JUL25	1,463	$1,829,556	1.59%	$40,269,075
CBOT wheat futures SEP25	1,218	1,740,739	1.51	34,484,625
CBOT wheat futures DEC25	1,367	8,659,903	7.53	40,275,238
Total commodity futures contracts		$12,230,198	10.63%	$115,028,938

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

SCHEDULE OF INVESTMENTS

December 31, 2024

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
U.S. Bank Deposit Account	4.200%	$3,392,682	$3,392,682	2.78%	3,392,682
Goldman Sachs Financial Square Government Fund - Institutional Class	4.410%	43,377,391	43,377,391	35.51	43,377,391
Total money market funds		$46,770,073	$46,770,073	38.29%

	Maturity				Percentage of	Principal
	Date	Yield	Cost	Fair Value	Net Assets	Amount
Commercial Paper
Bell Canada, Inc.	February 4, 2025	4.588%	$4,468,361	$4,480,790	3.67%	4,500,000
Brookfield Infrastructure Holdings (Canada) Inc.	January 16, 2025	4.732%	7,445,633	7,485,438	6.13	7,500,000
Brookfield Infrastructure Holdings (Canada) Inc.	March 6, 2025	4.783%	2,471,931	2,479,111	2.03	2,500,000
Energy Transfer Operating, L.P.	January 24, 2025	4.454%	4,984,728	4,985,950	4.08	5,000,000
General Motors Financial Company, Inc.	January 28, 2025	4.595%	2,474,575	2,491,525	2.04	2,500,000
General Motors Financial Company, Inc.	March 14, 2025	4.524%	4,947,470	4,955,504	4.06	5,000,000
Harley-Davidson Financial Services, Inc.	February 3, 2025	4.791%	4,947,667	4,978,412	4.08	5,000,000
Harley-Davidson Financial Services, Inc.	February 18, 2025	4.860%	7,411,484	7,452,261	6.10	7,500,000
Hyundai Capital America	February 12, 2025	4.568%	2,481,875	2,486,875	2.04	2,500,000
L3Harris Technologies, Inc.	January 21, 2025	4.560%	7,470,000	7,481,250	6.12	7,500,000
VW Credit, Inc.	January 22, 2025	4.671%	4,962,945	4,986,584	4.08	5,000,000
VW Credit, Inc.	February 19, 2025	4.568%	2,481,875	2,484,688	2.03	2,500,000
Total Commercial Paper			$56,548,544	$56,748,388	46.46%
Total Cash Equivalents				$103,518,461	84.75%

	Number of		Percentage of	Notional Amount
Description: Liabilities	Contracts	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures MAY25	1,518	$2,977,940	2.44%	$42,693,750
CBOT wheat futures JUL25	1,286	358,378	0.29	36,618,850
CBOT wheat futures DEC25	1,430	8,638,066	7.07	42,792,750
Total commodity futures contracts		$11,974,384	9.80%	$122,105,350

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2025	March 31, 2024
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$(3,460,250)	$(10,037,305)
Net change in unrealized appreciation (depreciation) on commodity futures contracts	(255,814)	(8,958,463)
Interest income	1,294,423	2,149,924
Total income (loss)	(2,421,641)	(16,845,844)

Expenses
Management fees	300,624	410,199
Professional fees	136,099	109,035
Distribution and marketing fees	436,779	521,828
Custodian fees and expenses	52,311	50,520
Business permits and licenses fees	41,826	16,408
General and administrative expenses	48,100	41,020
Other expenses	3,006	-
Total expenses	1,018,745	1,149,010

Total expenses, net	1,018,745	1,149,010

Net income (loss)	$(3,440,386)	$(17,994,854)

Net increase (decrease) in net asset value per share	$(0.15)	$(0.59)
Net income (loss) per weighted average share	$(0.14)	$(0.60)
Weighted average shares outstanding	24,850,560	29,990,663

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2025	March 31, 2024
Operations
Net income (loss)	$(3,440,386)	$(17,994,854)
Capital transactions
Issuance of Shares	3,045,730	2,471,442
Redemption of Shares	(6,678,418)	(11,115,948)
Total capital transactions	(3,632,688)	(8,644,506)
Net change in net assets	(7,073,074)	(26,639,360)

Net assets, beginning of period	$122,144,207	$184,176,669

Net assets, end of period	$115,071,133	$157,537,309

Net asset value per share at beginning of period	$4.83	$5.98

Net asset value per share at end of period	$4.68	$5.39

Creation of Shares	625,000	475,000
Redemption of Shares	1,350,000	2,025,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2025	March 31, 2024
Cash flows from operating activities:
Net income (loss)	$(3,440,386)	$(17,994,854)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized depreciation (appreciation) on commodity futures contracts	255,814	8,958,463
Changes in operating assets and liabilities:
Due from broker	(729,723)	(9,103,868)
Interest receivable	(4,467)	123,407
Other assets	(12,478)	3,714
Management fee payable to Sponsor	(1,228)	(30,527)
Other liabilities	98,025	12,989
Net cash provided by (used in) operating activities	(3,834,443)	(18,030,676)

Cash flows from financing activities:
Proceeds from sale of Shares	3,045,730	2,471,442
Redemption of Shares	(6,678,418)	(11,115,948)
Net cash provided by (used in) financing activities	(3,632,688)	(8,644,506)

Net change in cash and cash equivalents	(7,467,131)	(26,675,182)
Cash and cash equivalents, beginning of period	114,295,968	168,732,086
Cash and cash equivalents, end of period	$106,828,837	$142,056,904

The accompanying notes are an integral part of these financial statements.

TTEUCRIUM AGRICULTURAL FUND

STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Cash equivalents	$12,142	$8,570
Interest receivable	40	35
Other assets	-	1,180
Equity in trading accounts:
Investments in securities, at fair value (cost $12,194,262 and $12,632,301 as of March 31, 2025 and December 31, 2024, respectively)	10,089,515	10,344,458
Total assets	10,101,697	10,354,243

Liabilities
Other liabilities	2,214	832

Net assets	$10,099,483	$10,353,411

Shares outstanding	400,002	412,502

Shares authorized	*	*

Net asset value per share	$25.25	$25.10

Market value per share	$25.24	$25.12

* On April 7, 2022, the Teucrium Agricultural Fund registered an indeterminate number of shares of the Fund pursuant to Rule 456(d) under the Securities Act of 1933.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

SCHEDULE OF INVESTMENTS

March 31, 2025

(Unaudited)

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Exchange-traded funds
Teucrium Corn Fund		$3,357,873	$2,530,393	25.05%	136,572
Teucrium Soybean Fund		3,131,696	2,518,169	24.93	118,077
Teucrium Sugar Fund		1,920,180	2,505,415	24.81	205,056
Teucrium Wheat Fund		3,784,513	2,535,538	25.11	541,504
Total exchange-traded funds		$12,194,262	$10,089,515	99.90%

Cash equivalents
Money market funds
U.S. Bank Deposit Account	4.200%	$12,142	$12,142	0.12%	12,142

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

SCHEDULE OF INVESTMENTS

December 31, 2024

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Exchange-traded funds
Teucrium Corn Fund		$3,436,783	$2,594,798	25.06%	138,311
Teucrium Soybean Fund		2,085,431	2,619,232	25.30	122,016
Teucrium Sugar Fund		3,833,234	2,513,606	24.28	220,370
Teucrium Wheat Fund		3,276,853	2,616,822	25.27	542,032
Total exchange-traded funds		$12,632,301	$10,344,458	99.91%

Cash equivalents
Money market funds
U.S. Bank Deposit Account	4.200%	$8,570	$8,570	0.08%	8,570

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2025	March 31, 2024
Income
Realized and unrealized gain (loss) on trading of securities:
Realized gain (loss) on securities	$(113,063)	$(230,630)
Net change in unrealized appreciation (depreciation) on securities	183,096	(485,554)
Interest income	107	136
Total income (loss)	70,140	(716,048)

Expenses
Professional fees	11,469	21,363
Distribution and marketing fees	27,669	36,178
Custodian fees and expenses	2,460	3,615
Business permits and licenses fees	9,825	9,825
General and administrative expenses	1,992	2,238
Other expenses	1	66
Total expenses	53,416	73,285

Expenses waived by the Sponsor	(50,854)	(69,538)

Total expenses, net	2,562	3,747

Net income (loss)	$67,578	$(719,795)

Net increase (decrease) in net asset value per share	$0.15	$(1.10)
Net income (loss) per weighted average share	$0.17	$(1.22)
Weighted average shares outstanding	403,613	590,524

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2025	March 31, 2024
Operations
Net income (loss)	$67,578	$(719,795)
Capital transactions
Redemption of Shares	(321,506)	(3,162,448)
Total capital transactions	(321,506)	(3,162,448)
Net change in net assets	(253,928)	(3,882,243)

Net assets, beginning of period	$10,353,411	$18,409,126

Net assets, end of period	$10,099,483	$14,526,883

Net asset value per share at beginning of period	$25.10	$29.45

Net asset value per share at end of period	$25.25	$28.35

Creation of Shares	-	-
Redemption of Shares	12,500	112,500

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2025	March 31, 2024
Cash flows from operating activities:
Net income (loss)	$67,578	$(719,795)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized depreciation (appreciation) on securities	(183,096)	485,554
Changes in operating assets and liabilities:
Net sale of investments in securities	438,039	3,400,930
Interest receivable	(5)	21
Other assets	1,180	(5,571)
Other liabilities	1,382	(198)
Net cash provided by (used in) operating activities	325,078	3,160,941

Cash flows from financing activities:
Redemption of Shares	(321,506)	(3,162,448)
Net cash provided by (used in) financing activities	(321,506)	(3,162,448)

Net change in cash equivalents	3,572	(1,507)
Cash equivalents, beginning of period	8,570	11,208
Cash equivalents, end of period	$12,142	$9,701

The accompanying notes are an integral part of these financial statements.

NOTES TO COMBINED FINANCIAL STATEMENTS

March 31, 2025

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

The sponsor of the Teucrium Trust, Teucrium Trading, LLC ("Teucrium" or "Sponsor"), has not received any compensation dependent on the consummation of the Merger.

Teucrium Trading, LLC is the Sponsor of the Trust. The Sponsor is a member of the National Futures Association (the “NFA”) and became a commodity pool operator (“CPO”) registered with the Commodity Futures Trading Commission (the “CFTC”) effective November 10, 2009. The Sponsor registered as a Commodity Trading Advisor (“CTA”) with the CFTC effective September 8, 2017.

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

Subject to the terms of the Trust Agreement, Teucrium Trading, LLC in its capacity as the Sponsor  may terminate a Fund at any time, regardless of whether the Fund has incurred losses, including, for instance, if it determines that the Fund’s aggregate net assets in relation to its operating expenses make the continued operation of the Fund unreasonable or imprudent. However, no level of losses will require the Sponsor to terminate a Fund.

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

The Sponsor employs PINE Distributors LLC, ("PINE" or the "Marketing Agent") as the Marketing Agent for the Funds. The Distribution Services Agreement among the Marketing Agent, the Sponsor, and the Trust calls for the Marketing Agent to work with the Transfer Agent in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Marketing Agent and the Sponsor have also entered into an agreement under which certain employees and officers of the Sponsor are licensed as registered representatives of the Marketing Agent. These persons engage in certain marketing activities for the Funds. For its services as the Marketing Agent, PINE receives a fee of 0.0075% of the Fund’s average daily net assets and an aggregate annual fee of $75,000 for all Teucrium Funds. For its services under the Registered Representative Service Agreement ("RRSA"), PINE receives a fee of $3,500 per registered representative and $7,500 per registered location. These services are recorded in distribution and marketing fees on the statements of operations. A summary of these expenses is included below.

Marex Capital Markets, Inc. (“Marex”) and StoneX Financial Inc. (“StoneX”) serve as the Funds’ clearing brokers to execute and clear futures contracts and provide other brokerage-related services. Marex and StoneX are each registered as futures commission merchants (“FCM”) with the U.S. CFTC and are members of the NFA. The clearing brokers are registered as broker-dealers with the SEC and are each a member of FINRA. Marex, and StoneX are each clearing members of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar and Wheat Futures Contracts, Marex is paid $8.00 per round turn. StoneX is paid $9.00 per round turn. Additionally, if the monthly commissions paid by each Fund does not equal or exceed 16.5% return on the StoneX Capital Requirement at 9.6% of the Exchange Maintenance Margin, each Fund will pay a true up to meet that return at the end of each month. These expenses are recognized on a per-trade basis. The half-turn is recognized as an unrealized loss on the statements of operations, and a full turn is recognized as a realized loss on the statements of operations when a contract is sold.  A summary of these expenses can be found below under the heading, Brokerage Commissions.

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

Three months ended March 31, 2025	CORN	SOYB	CANE	WEAT	TAGS	TRUST
Amount Recognized for Custody Services	$31,170	$16,358	$7,829	$52,311	$2,460	$110,128
Amount of Custody Services Waived	$-	$-	$-	$-	$2,460	$2,460

Amount Recognized for Distribution Services	$9,287	$4,688	$2,979	$14,862	$1,020	$32,836
Amount of Distribution Services Waived	$-	$-	$-	$-	$1,020	$1,020

Amount Recognized for Wilmington Trust	$-	$-	$-	$-	$-	$-
Amount of Wilmington Trust Waived	$-	$-	$-	$-	$-	$-

Three months ended March 31, 2024	CORN	SOYB	CANE	WEAT	TAGS	DEFI	TRUST
Amount Recognized for Custody Services	$21,972	$8,486	$8,512	$50,520	$3,615	$1,919	$95,024
Amount of Custody Services Waived	$-	$-	$-	$-	$3,615	$1,919	$5,534

Amount Recognized for Distribution Services	$8,128	$3,063	$3,491	$20,330	$1,527	$-	$36,539
Amount of Distribution Services Waived	$-	$-	$-	$-	$1,527	$-	$1,527

Amount Recognized for Wilmington Trust	$-	$-	$-	$-	$-	$-	$-
Amount of Wilmington Trust Waived	$-	$-	$-	$-	$-	$-	$-

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

Revenue Recognition

Commodity and cryptocurrency futures contracts are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized appreciation or depreciation on commodity and cryptocurrency futures contracts are reflected in the statements of operations as the difference between the original contract amount and the fair market value as of the last business day of the year or as of the last date of the financial statements. Changes in the appreciation or depreciation between periods are reflected in the statements of operations. Interest on cash equivalents with financial institutions are recognized on an accrual basis. The Funds earn interest on funds held at the custodian and other financial institutions at prevailing market rates for such investments.

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

Brokerage Commissions

The Sponsor recognizes the expense for brokerage commissions for futures contract trades on a per-trade basis. The below table shows the amounts included on the statements of operations as total brokerage commissions paid inclusive of unrealized loss for the three months ended March 31, 2025 and 2024.

	CORN	SOYB	CANE	WEAT	TAGS	DEFI	TRUST
Three months ended March 31, 2025	$10,071	$3,340	$3,148	$13,934	$-	$-	$30,493
Three months ended March 31, 2024	$9,706	$4,158	$2,008	$15,580	$-	$192	$31,644

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

The Funds are required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Funds file income tax returns in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2022 to 2024, the Funds remain subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Funds recording a tax liability that reduces net assets. Based on their analysis, the Funds have determined that they have not incurred any liability for unrecognized tax benefits as of March 31, 2025, and for the years ended December 31, 2024, 2023 and 2022. However, the Funds’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

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

The Funds recognize interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three months ended March 31, 2025 and 2024.

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

March 31, 2025

	CORN	SOYB	CANE	WEAT	TAGS	TRUST
Money Market Funds	$10,545,390	$9,195,436	$3,107,950	$39,117,563	$12,142	$61,978,481
Demand Deposit Savings Accounts	10,958,643	5,747,964	2,403,919	10,893,580	-	30,004,106
Commercial Paper	27,392,266	9,971,648	4,988,327	56,817,694	-	99,169,935
Total cash and cash equivalents as presented on the Statement of Assets and Liabilities	$48,896,299	$24,915,048	$10,500,196	$106,828,837	$12,142	$191,152,522

December 31, 2024

	CORN	SOYB	CANE	WEAT	TAGS	TRUST
Money Market Funds	$22,789,058	$8,146,814	$4,462,098	$46,770,073	$8,570	$82,176,613
Demand Deposit Savings Accounts	10,841,877	5,686,719	2,378,305	10,777,507	-	29,684,408
Commercial Paper	27,367,391	9,972,867	4,990,686	56,748,388	-	99,079,332
Total cash and cash equivalents as presented on the Statement of Assets and Liabilities	$60,998,326	$23,806,400	$11,831,089	$114,295,968	$8,570	$210,940,353

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

Three months ended March 31, 2025	CORN	SOYB	CANE	WEAT	TAGS	TRUST
Recognized Related Party Transactions	$160,255	$80,137	$52,042	$257,914	$17,829	$568,177
Waived Related Party Transactions	$-	$-	$-	$-	$17,829	$17,829

Three months ended March 31, 2024	CORN	SOYB	CANE	WEAT	TAGS	TRUST
Recognized Related Party Transactions	$136,525	$51,460	$58,527	$342,309	$25,585	$614,406
Waived Related Party Transactions	$-	$-	$-	$-	$25,585	$25,585

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

	CORN	SOYB	CANE	WEAT	TAGS	DEFI	TRUST
Three months ended March 31, 2025	$-	$-	$-	$-	$50,854	$-	$50,854
Three months ended March 31, 2024	$-	$-	$-	$-	$69,538	$62,309	$131,847

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

On March 31, 2025 and December 31, 2024, in the opinion of the Trust, the reported value at the close of the market for each commodity and cryptocurrency contract fairly reflected the value of the futures and no alternative valuations were required.

For the three months ended March 31, 2025 and year ended December 31, 2024, the Funds did not have any significant transfers between any of the levels of the fair value hierarchy.

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

The FASB issued ASU 2023-07, Segment Reporting (Topic 280Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which enhances disclosure requirements about significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”). ASU 2023-07, among other things, (i) requires a single segment public entity to provide all of the disclosures as required by ASC 280, (ii) requires a public entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources and (iii) provides the ability for a public entity to elect more than one performance measure. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods beginning with the first quarter ended March 31, 2025. Early adoption is permitted and retrospective adoption is required for all prior periods presented. The Trust and the Funds have adopted ASU 2023-07 effective December 31, 2024 and concluded that the application of this guidance did not have any material impact on its financial statements.

Note 4 – Fair Value Measurements

The Trust’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Trust’s significant accounting policies in Note 3. The following table presents information about the Trust’s assets and liabilities measured at fair value as of March 31, 2025 and December 31, 2024:

Assets:	Level 1	Level 2	Level 3	Balance as of March 31, 2025
Cash Equivalents	$161,148,416	$-	$-	$161,148,416
Commodity Futures Contracts
Corn futures contracts	224,227	-	-	224,227
Soybean futures contracts	25,666	-	-	25,666
Sugar futures contracts	49,397	-	-	49,397
Total	$161,447,706	$-	$-	$161,447,706

Liabilities	Level 1	Level 2	Level 3	Balance as of March 31, 2025
Commodity Futures Contracts
Corn futures contracts	$1,827,330	$-	$-	$1,827,330
Soybean futures contracts	1,159,232	-	-	1,159,232
Sugar futures contracts	98,165	-	-	98,165
Wheat futures contracts	12,230,198	-	-	12,230,198
Total	$15,314,925	$-	$-	$15,314,925

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2024
Cash Equivalents	$181,255,945	$-	$-	$181,255,945
Commodity Futures Contracts
Corn futures contracts	1,936,572	-	-	1,936,572
Total	$183,192,517	$-	$-	$183,192,517

Liabilities	Level 1	Level 2	Level 3	Balance as of December 31, 2024
Commodity Futures Contracts
Corn futures contracts	$1,955,417	$-	$-	$1,955,417
Soybean futures contracts	1,321,026	-	-	1,321,026
Sugar futures contracts	1,560,295	-	-	1,560,295
Wheat futures contracts	11,974,384	-	-	11,974,384
Total	$16,811,122	$-	$-	$16,811,122

Teucrium Corn Fund

				Balance as of
Assets:	Level 1	Level 2	Level 3	March 31, 2025
Cash Equivalents	$37,937,656	$-	$-	$37,937,656
Commodity Futures Contracts
Corn futures contracts	224,227	-	-	224,227
Total	$38,161,883	$-	$-	$38,161,883

				Balance as of
Liabilities	Level 1	Level 2	Level 3	March 31, 2025
Commodity Futures Contracts
Corn futures contracts	$1,827,330	$-	$-	$1,827,330

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2024
Cash Equivalents	$50,156,449	$-	$-	$50,156,449
Commodity Futures Contracts
Corn futures contracts	1,936,572	-	-	1,936,572
Total	$52,093,021	$-	$-	$52,093,021

				Balance as of
Liabilities	Level 1	Level 2	Level 3	December 31, 2024
Commodity Futures Contracts
Corn futures contracts	$1,955,417	$-	$-	$1,955,417

Teucrium Soybean Fund

				Balance as of
Assets:	Level 1	Level 2	Level 3	March 31, 2025
Cash Equivalents	$19,167,084	$-	$-	$19,167,084
Commodity Futures Contracts
Soybean futures contracts	25,666	-	-	25,666
Total	$19,192,750	$-	$-	$19,192,750

				Balance as of
Liabilities	Level 1	Level 2	Level 3	March 31, 2025
Commodity Futures Contracts
Soybean futures contracts	$1,159,232	$-	$-	$1,159,232

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2024
Cash Equivalents	$18,119,681	$-	$-	$18,119,681

				Balance as of
Liabilities	Level 1	Level 2	Level 3	December 31, 2024
Commodity Futures Contracts
Soybean futures contracts	$1,321,026	$-	$-	$1,321,026

Teucrium Sugar Fund

				Balance as of
Assets:	Level 1	Level 2	Level 3	March 31, 2025
Cash Equivalents	$8,096,277	$-	$-	$8,096,277
Commodity Futures Contracts
Sugar futures contracts	49,397	-	-	49,397
Total	$8,145,674	$-	$-	$8,145,674

				Balance as of
Liabilities	Level 1	Level 2	Level 3	March 31, 2025
Commodity Futures Contracts
Sugar futures contracts	$98,165	$-	$-	$98,165

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2024
Cash Equivalents	$9,452,784	$-	$-	$9,452,784

				Balance as of
Liabilities	Level 1	Level 2	Level 3	December 31, 2024
Commodity Futures Contracts
Sugar futures contracts	$1,560,295	$-	$-	$1,560,295

Teucrium Wheat Fund

				Balance as of
Assets:	Level 1	Level 2	Level 3	March 31, 2025
Cash Equivalents	$95,935,257	$-	$-	$95,935,257

				Balance as of
Liabilities	Level 1	Level 2	Level 3	March 31, 2025
Commodity Futures Contracts
Wheat futures contracts	$12,230,198	$-	$-	$12,230,198

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2024
Cash Equivalents	$103,518,461	$-	$-	$103,518,461

				Balance as of
Liabilities	Level 1	Level 2	Level 3	December 31, 2024
Commodity Futures Contracts
Wheat futures contracts	$11,974,384	$-	$-	$11,974,384

Teucrium Agricultural Fund

				Balance as of
Assets:	Level 1	Level 2	Level 3	March 31, 2025
Exchange Traded Funds	$10,089,515	$-	$-	$10,089,515
Cash Equivalents	12,142	-	-	12,142
Total	$10,101,657	$-	$-	$10,101,657

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2024
Exchange Traded Funds	$10,344,458	$-	$-	$10,344,458
Cash Equivalents	8,570	-	-	8,570
Total	$10,353,028	$-	$-	$10,353,028

For the three months ended March 31, 2025 and year ended December 31, 2024, the Funds did not have any significant transfers between any of the levels of the fair value hierarchy. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Funds consider the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Funds utilize derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Funds’ derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Funds are also subject to additional counterparty risk due to the inability of its counterparties to meet the terms of their contracts. For the three months ended March 31, 2025 and year ended December 31, 2024, the Funds invested only in commodity and cryptocurrency futures contracts specifically related to each Fund.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk, and held by the FCMs, Marex, and StoneX as of March 31, 2025, and December 31, 2024.

*The amount of collateral presented in Collateral, Due from Broker, is limited to the liability for the futures contracts and accordingly does not include the excess collateral pledged.

Offsetting of Financial Assets and Derivative Assets as of March 31, 2025
	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Teucrium Corn Fund: Corn futures contracts	$224,227	$-	$224,227	$224,227	$-	$-
Teucrium Soybean Fund: Soybean futures contracts	25,666	-	25,666	25,666	-	-
Teucrium Sugar Fund: Sugar futures contracts	49,397	-	49,397	49,397	-	-
Teucrium Commodity Trust Total	$299,290	$-	$299,290	$299,290	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of March 31, 2025
	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity Price
Teucrium Corn Fund: Corn futures contracts	$1,827,330	$-	$1,827,330	$224,227	$1,603,103	$-
Teucrium Soybean Fund: Soybean futures contracts	1,159,232	-	1,159,232	25,666	1,133,566	-
Teucrium Sugar Fund: Sugar futures contracts	98,165	-	98,165	49,397	48,768	-
Teucrium Wheat Fund: Wheat futures contracts	12,230,198	-	12,230,198	-	12,230,198	-
Teucrium Commodity Trust Total	$15,314,925	$-	$15,314,925	$299,290	$15,015,635	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2024
	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Teucrium Corn Fund: Corn futures contracts	$1,936,572	$-	$1,936,572	$1,936,572	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2024
	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity Price
Teucrium Corn Fund: Corn futures contracts	$1,955,417	$-	$1,955,417	$1,936,572	$18,845	$-
Teucrium Soybean Fund: Soybean futures contracts	1,321,026	-	1,321,026	-	1,321,026	-
Teucrium Sugar Fund: Sugar futures contracts	1,560,295	-	1,560,295	-	1,560,295	-
Teucrium Wheat Fund: Wheat futures contracts	11,974,384	-	11,974,384	-	11,974,384	-
Teucrium Commodity Trust Total	$16,811,122	$-	$16,811,122	$1,936,572	$14,874,550	$-

The following is a summary of realized and unrealized gains (losses) of the derivative instruments utilized by the Trust:

Three months ended March 31, 2025

	Realized Gain (Loss) on Commodity Futures Contracts	Net Change in Unrealized Appreciation (Depreciation) on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$986,143	$(1,584,258)
Soybeans futures contracts	(374,212)	187,460
Sugar futures contracts	(501,254)	1,511,527
Wheat futures contracts	(3,460,250)	(255,814)
Total commodity futures contracts	$(3,349,573)	$(141,085)

Three months ended March 31, 2024

	Realized Gain (Loss) on Commodity Futures Contracts	Net Change in Unrealized Appreciation (Depreciation) on Commodity Futures Contracts
Commodity Price and Cryptocurrency Price
Corn futures contracts	$(3,964,335)	$(1,596,170)
Soybeans futures contracts	(2,632,854)	596,685
Sugar futures contracts	(482,314)	1,873,597
Wheat futures contracts	(10,037,305)	(8,958,463)
Bitcoin futures Contracts	(78,143)	114,383
Total commodity and cryptocurrency futures contracts	$(17,194,951)	$(7,969,968)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for the futures contracts held for the three months ended March 31, 2025 and for the three months ended March 31, 2024.

	CORN	SOYB	CANE	WEAT	TRUST
Three Months Ended March 31, 2025	53,720,483	26,755,671	12,313,668	105,489,813	198,279,635
Three Months Ended March 31, 2024	69,350,300	29,126,413	16,949,785	162,415,838	277,842,336

Note 6 - Organizational and Offering Costs

Expenses incurred in organizing the Trust and the initial offering of the shares of the Funds, including applicable SEC registration fees, were borne directly by the Sponsor for the Funds, and will be borne directly by the Sponsor for any series of the Trust which is not yet operating or will be issued in the future. The Trust will not be obligated to reimburse the Sponsor.

Note 7 – Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the Three Months Ended March 31, 2025 and 2024.This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

Teucrium Corn Fund:

	Three months ended	Three months ended
	March 31, 2025	March 31, 2024
Per Share Operation Performance
Net asset value at beginning of period	$18.76	$21.61
Income from investment operations:
Interest income	0.21	0.27
Net realized and unrealized gain (loss) on commodity futures contracts	(0.27)	(1.53)
Total expenses, net	(0.17)	(0.13)
Net increase (decrease) in net asset value	(0.23)	(1.39)
Net asset value at end of period	$18.53	$20.22
Total Return	-1.24%	-6.47%
Ratios to Average Net Assets (Annualized)
Total expenses	3.59%	2.72%
Total expenses, net	3.59%	2.72%
Net investment income	0.70%	2.60%

Teucrium Soybean Fund:

	Three months ended	Three months ended
	March 31, 2025	March 31, 2024
Per Share Operation Performance
Net asset value at beginning of period	$21.47	$27.03
Income from investment operations:
Interest income	0.23	0.34
Net realized and unrealized gain (loss) on commodity futures contracts	(0.15)	(2.00)
Total expenses, net	(0.22)	(0.21)
Net increase (decrease) in net asset value	(0.14)	(1.87)
Net asset value at end of period	$21.33	$25.16
Total Return	-0.65%	-6.91%
Ratios to Average Net Assets (Annualized)
Total expenses	4.04%	3.28%
Total expenses, net	4.04%	3.28%
Net investment income	0.25%	2.10%

Teucrium Sugar Fund:

	Three months ended	Three months ended
	March 31, 2025	March 31, 2024
Per Share Operation Performance
Net asset value at beginning of period	$11.41	$12.44
Income (loss) from investment operations:
Interest income	0.12	0.17
Net realized and unrealized gain (loss) on commodity futures contracts	0.83	1.01
Total expenses, net	(0.14)	(0.13)
Net increase (decrease) in net asset value	0.81	1.05
Net asset value at end of period	$12.22	$13.49
Total Return	7.12%	8.51%
Ratios to Average Net Assets (Annualized)
Total expenses	4.69%	4.04%
Total expenses, net	4.69%	4.04%
Net investment income	-0.45%	1.24%

Teucrium Wheat Fund:

	Three months ended	Three months ended
	March 31, 2025	March 31, 2024
Per Share Operation Performance
Net asset value at beginning of period	$4.83	$5.98
Income (loss) from investment operations:
Interest income	0.05	0.07
Net realized and unrealized gain (loss) on commodity futures contracts	(0.16)	(0.62)
Total expenses, net	(0.04)	(0.04)
Net increase (decrease) in net asset value	(0.15)	(0.59)
Net asset value at end of period	$4.68	$5.39
Total Return	-3.01%	-9.93%
Ratios to Average Net Assets (Annualized)
Total expenses	3.39%	2.80%
Total expenses, net	3.39%	2.80%
Net investment income	0.92%	2.45%

Teucrium Agricultural Fund:

	Three months ended	Three months ended
	March 31, 2025	March 31, 2024
Per Share Operation Performance
Net asset value at beginning of period	$25.10	$29.45
Income (loss) from investment operations:
Net realized and unrealized gain (loss) on investment transactions	0.16	(1.09)
Total expenses, net	(0.01)	(0.01)
Net increase (decrease) in net asset value	0.15	(1.10)
Net asset value at end of period	$25.25	$28.35
Total Return	0.60%	-3.77%
Ratios to Average Net Assets (Annualized)
Total expenses	2.08%	1.76%
Total expenses, net	0.10%	0.09%
Net investment loss	-0.10%	-0.09%

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

Note 8 – Detail of the net assets and shares outstanding of the Funds that are a series of the Trust

The following are the net assets and shares outstanding of each Fund that is a series of the Trust and, thus, in total, comprise the combined net assets of the Trust:

March 31, 2025

	Outstanding
	Shares	Net Assets
Teucrium Corn Fund	2,775,004	$51,414,972
Teucrium Soybean Fund	1,200,004	25,591,912
Teucrium Sugar Fund	900,004	10,996,410
Teucrium Wheat Fund	24,575,004	115,071,133
Teucrium Agricultural Fund:	437,502
Net assets including the investment in the Underlying Funds		10,099,483
Less: Investment in the Underlying Funds		(10,089,515)
Net for the Fund in the combined net assets of the Trust		9,968
Teucrium Commodity Trust Total		$203,084,395

December 31, 2024

	Outstanding
	Shares	Net Assets
Teucrium Corn Fund	3,450,004	$64,724,238
Teucrium Soybean Fund	1,175,004	25,223,043
Teucrium Sugar Fund	1,100,004	12,546,977
Teucrium Wheat Fund	25,300,004	122,144,207
Teucrium Agricultural Fund:	412,502
Net assets including the investment in the Underlying Funds		10,353,411
Less: Investment in the Underlying Funds		(10,344,458)
Net for the Fund in the combined net assets of the Trust		8,953
Teucrium Commodity Trust Total		$224,647,418

The detailed information for the subscriptions and redemptions, and other financial information for each Fund that is a series of the Trust are included in the accompanying financial statements of each Fund.

Note 9 – Segment Reporting (ASC Topic 280)

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

Each Fund operates with the goal of meeting its respective investment objective, refer to Note 1 for description of investment objectives of each of the Funds. Refer to Note 2 and Note 3 for descriptions of the accounting policies of each of the Funds which are described and are managed by the Sponsor of the Funds. For the three months ended March 31, 2025 and  March 31, 2024 and for the years ended December 31, 2024, 2023, and 2022, the CODM of each Fund, and therefore the CODM of the Trust, evaluates the performance of the Trust by evaluating each Funds' performance.  The CODM assesses relative asset levels as presented in the Fund's statements of assets and liabilities as well as interest income, and the expense categories as presented in the Fund’s statement of operations in determining resources allocation and overall management decisions of that Fund. The Trust eliminates intercompany balances to report the combined results on a Trust level, which primarily relates to TAGS investment in the Underlying Funds.

Note 10 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended March 31, 2025 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Trust and Funds other than those noted below:

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

Overview/Introduction

Teucrium Commodity Trust (“Trust”), a Delaware statutory trust organized on September 11, 2009, is a series trust consisting of five series: Teucrium Corn Fund (“CORN”), Teucrium Sugar Fund (“CANE”), Teucrium Soybean Fund (“SOYB”), Teucrium Wheat Fund (“WEAT”), and Teucrium Agricultural Fund ("TAGS") (collectively, “the Agricultural Funds”). All of the series of the Trust are collectively referred to as the “Funds” and singularly as the “Fund.” Each Fund is a commodity pool that is a series of the Trust. The Funds issue common units, called the “Shares,” representing fractional undivided beneficial interests in a Fund. Effective as of April 26, 2019, the Trust and the Funds operate pursuant to the Trust’s Fifth Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”).

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

Each Benchmark is rebalanced periodically to ensure that each of the Benchmark Component Futures Contracts is weighted in the same proportion as in the investment objective for each Fund. The following tables reflect the March 31, 2025, Benchmark Component Futures Contracts weights for each of the Funds, the contract held is identified by the generally accepted nomenclature of contract month and year, which may differ from the month in which the contract expires:

CORN Benchmark Component Futures Contracts	NOTIONAL AMT.	WEIGHT (%)
CBOT corn futures JUL25 (785 contracts)	$18,182,563	35%
CBOT corn futures SEP25 (706 contracts)	$15,346,675	30%
CBOT corn futures DEC25 (809 contracts)	$17,878,900	35%

TOTAL	$51,408,138	100%

SOYB Benchmark Component Futures Contracts	NOTIONAL AMT.	WEIGHT (%)
CBOT soybean futures JUL25 (174 contracts)	$8,945,775	35%
CBOT soybean futures NOV25 (151 contracts)	$7,695,338	30%
CBOT soybean futures NOV26 (176 contracts)	$8,949,600	35%

TOTAL	$25,590,713	100%

CANE Benchmark Component Futures Contracts	NOTIONAL AMT.	WEIGHT (%)
ICE sugar futures JUL25 (184 contracts)	$3,843,392	35%
ICE sugar futures OCT25 (157 contracts)	$3,311,067	30%
ICE sugar futures MAR26 (179 contracts)	$3,849,216	35%

TOTAL	$11,003,675	100%

WEAT Benchmark Component Futures Contracts	NOTIONAL AMT.	WEIGHT (%)
CBOT wheat futures JUL25 (1,463 contracts)	$40,269,075	35%
CBOT wheat futures SEP25 (1,218 contracts)	34,484,625	30%
CBOT wheat futures DEC25 (1,367 contracts)	$40,275,238	35%

TOTAL	$115,028,938	100%

TAGS Benchmark Component Shares	FAIR VALUE	WEIGHT (%)
Teucrium Corn Fund	$2,530,393	25%
Teucrium Soybean Fund	$2,518,169	25%
Teucrium Wheat Fund	$2,535,538	25%
Teucrium Sugar Fund	$2,505,415	25%

TOTAL	$10,089,515	100%

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

Consistent with achieving a Fund’s investment objective of closely tracking the Benchmark, the Sponsor may for certain reasons cause a Fund to enter into or hold Futures Contracts other than the Benchmark Component Futures Contracts and/or Other Commodity Interests. Other Commodity Interests that do not have standardized terms and are not exchange traded, referred to as “over the counter” Commodity Interests, can generally be structured as the parties to the Commodity Interest contract desire. Therefore, each Fund might enter into multiple and/or over the counter Interests intended to replicate the performance of each of the Benchmark Component Futures Contracts for a Fund, or a single over the counter Interest designed to replicate the performance of the Benchmark as a whole. Assuming that there is no default by a counterparty to an over the counter Commodity Interest, the performance of the Commodity Interest will necessarily correlate with the performance of the Benchmark or the applicable Benchmark Component Futures Contract. Each Fund might also enter into or hold Interests other than Benchmark Component Futures Contracts to facilitate effective trading, consistent with the discussion of the Fund’s “roll” strategy. In addition, each Fund might enter into or hold Interests that would be expected to alleviate overall deviation between the Fund’s performance and that of the Benchmark that may result from certain market and trading inefficiencies or other reasons. By utilizing certain or all of the investments described above, the Sponsor will endeavor to cause the Fund’s performance to closely track that of the Benchmark of each Fund.

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

The Funds seek to earn interest and other income (“interest income”) from cash equivalents that it purchases and, on the cash it holds through the Custodian or other financial institutions. The Sponsor anticipates that the interest income will increase the NAV of each Fund. The Funds apply the interest income to the acquisition of additional investments or use it to pay its expenses. If the Fund reinvests the earned interest income, it makes investments that are consistent with its investment objectives as disclosed. Any cash equivalent invested by a Fund will have original maturity dates of three and nine months or less at inception. Any cash equivalent invested by a Fund will be deemed by the Sponsor to be of investment grade quality. As of March 31, 2025, available cash balances in each of the Funds were invested in the U.S. Bank Demand Deposit Account, Goldman Sachs Financial Square Government Fund, and in commercial paper with maturities of ninety days or less. Additionally, the CORN, SOYB, CANE, and WEAT may invest a portion of the amount of funds required to be deposited with the FCM as initial margin in U.S. Treasury obligations with time to maturity of 90 days or less. The obligations are purchased and held in the respective Fund accounts through the FCM.

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

The Sponsor designs the Funds to offer liquidity, transparency, and capacity in single-commodity investing for a variety of investors, including institutions and individuals, in an exchange-traded product format. The Funds have also been designed to mitigate the impacts of contango and backwardation, situations that can occur in the course of commodity trading which can affect the potential returns to investors. Backwardation is defined as a market condition in which a futures price of a commodity is lower in the distant delivery months than in the near delivery months, while contango, the opposite of backwardation, is defined as a condition in which distant delivery prices for futures exceed spot prices, often due to the costs of storing and insuring the underlying commodity.

The Sponsor has a patent on certain business methods and procedures used with respect to the Funds.

Performance Summary

This report covers the periods from January 1 to March 31, 2025 for CORN, SOYB, CANE, WEAT, and TAGS. Total expenses are presented both gross and net of any expenses waived or paid by the Sponsor that would have been incurred by the Funds (“expenses waived by the Sponsor”).

CORN Per Share Operation Performance
Net asset value at beginning of period	$18.76
Income from investment operations:
Investment income	0.21
Net realized and unrealized loss on commodity futures contracts	(0.27)
Total expenses	(0.17)
Net decrease in net asset value	(0.23)
Net asset value end of period	$18.53
Total Return	-1.24%
Ratios to Average Net Assets (Annualized)
Total expenses	3.59%
Total expenses, net	3.59%
Net investment income	0.70%

SOYB Per Share Operation Performance
Net asset value at beginning of period	$21.47
Income from investment operations:
Investment income	0.23
Net realized and unrealized loss on commodity futures contracts	(0.15)
Total expenses, net	(0.22)
Net decrease in net asset value	(0.14)
Net asset value at end of period	$21.33
Total Return	-0.65%
Ratios to Average Net Assets (Annualized)
Total expenses	4.04%
Total expenses, net	4.04%
Net investment income	0.25%

CANE Per Share Operation Performance
Net asset value at beginning of period	$11.41
Income (loss) from investment operations:
Investment income	0.12
Net realized and unrealized gain on commodity futures contracts	0.83
Total expenses, net	(0.14)
Net increase in net asset value	0.81
Net asset value at end of period	$12.22
Total Return	7.12%
Ratios to Average Net Assets (Annualized)
Total expenses	4.69%
Total expenses, net	4.69%
Net investment income	-0.45%

WEAT Per Share Operation Performance
Net asset value at beginning of period	$4.83
Income (loss) from investment operations:
Investment income	0.05
Net realized and unrealized loss on commodity futures contracts	(0.16)
Total expenses, net	(0.04)
Net decrease in net asset value	(0.15)
Net asset value at end of period	$4.68
Total Return	-3.01%
Ratios to Average Net Assets (Annualized)
Total expenses	3.39%
Total expenses, net	3.39%
Net investment income	0.92%

TAGS Per Share Operation Performance
Net asset value at beginning of period	$25.10
Income from investment operations:
Net realized and unrealized loss on investment transactions	0.16
Total expenses	(0.01)
Net decrease in net asset value	0.15
Net asset value at end of period	$25.25
Total Return	0.60%
Ratios to Average Net Assets (Annualized)
Total expenses	2.08%
Total expenses, net	0.10%
Net investment loss	-0.10%

Past performance of a Fund is not necessarily indicative of future performance.

Results of Operations

The following includes a section for each Fund of the Trust.

The discussion below addresses the material changes in the results of operations for the three months ended March 31, 2025 compared to the same period in 2024. The following includes a section for each Fund of the Trust for the periods in which each Fund was in operation. CORN, SOYB, WEAT, CANE and TAGS each operated for the entirety of all periods.

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

Teucrium Corn Fund

The Teucrium Corn Fund ("CORN") commenced investment operations on June 9, 2010. The investment objective of CORN is to have the daily changes in percentage terms of the Shares’ NAV reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for three futures contracts for corn (“Corn Futures Contracts”) that are traded on the Chicago Board of Trade (“CBOT”), specifically (1) the second to expire CBOT Corn Futures Contract, weighted 35%, (2) the third to expire CBOT Corn Futures Contract, weighted 30%, and (3) the CBOT Corn Futures Contract expiring in the December following the expiration month of the third to expire contract, weighted 35%. The Fund does not track the spot price of corn.

On March 31, 2025, CORN held a total of 2,300 CBOT Corn Futures contracts with a notional value of $51,408,138. The contracts had an asset fair value of $224,227 and had a liability fair value of $1,827,330.  The weighting of the notional value of the contracts is as follows: (1) 35% to the JUL25 contracts, the second to expire CBOT Corn Futures Contract, (2) 30% to SEP25 CBOT contracts, the third to expire CBOT Corn Futures Contract, and (3) 35% to DEC25 CBOT contracts, the CBOT Corn Futures Contract expiring in the December following the expiration month of the third to expire contract.

	Quarter Ending	Quarter Ending	Year Ending
	March 31, 2025	March 31, 2024	December 31, 2024
Total Net Assets	$51,414,972	$69,744,097	$64,724,238
Shares Outstanding	2,775,004	3,450,004	$3,450,004
Net Asset Value per share	$18.53	$20.22	$18.76
Closing Price	$18.56	$20.18	$18.77

Total net assets for the Fund decreased year over year by (26%), driven by a combination of a decrease in total shares outstanding of (675,000) shares or (20%) and a decrease in the NAV per share of ($1.69) or (8%). The net assets for the Fund decreased by (21%) when comparing March 31, 2025, to December 31, 2024. The change in total net assets year over year, in the opinion of management, was generally due to a combination of a depreciation of commodity prices and investor out-flows which was driven by excess supply estimates, and mandates for plant-based renewable fuels contributing to weakness.

For the Three Months Ended March 31, 2025, compared to the Three Months Ended March 31, 2024

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024
Average daily total net assets	$62,553,870	$71,689,282
Net realized and unrealized (loss) gain on futures contracts	$(598,115)	$(5,560,505)
Interest income earned on cash equivalents	$661,287	$948,218
Annualized interest yield based on average daily total net assets	1.06%	1.32%
Net Income (Loss)	$(490,366)	$(5,097,560)
Weighted average share outstanding	3,219,171	3,554,125
Management Fees	$154,242	$178,243
Total gross fees and other expenses excluding management fees	$399,296	$307,030
Brokerage Commissions	$10,071	$9,706
Total gross expense ratio	3.59%	2.72%
Total expense ratio net of expenses waived by the Sponsor	3.59%	2.72%
Net investment gain	0.70%	2.60%
Creation of Shares	-	125,000
Redemption of Shares	675,000	425,000

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

The decrease in interest and other income year over year was due to lower average net assets and declining interest rates. As a result, the amount of interest income earned was lower in the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The Fund seeks to earn interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper. These interest rate levels may be lower or higher than the projected interest rates stated in the prospectuses and thus will impact your breakeven point.

The decrease in management fee paid to the Sponsor is a result of lower average net assets. As a result of the decline in the amount of assets of the Fund, the amount of management fees was lower in the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

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

The increase in total gross fees and other expenses excluding management fees for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was generally due to the allocation of expenses and total net assets relative to the other Funds. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to March 31, 2025 and serves to illustrate the relative changes of these components.

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

Teucrium Soybean Fund

The Teucrium Soybean Fund ("SOYB") commenced investment operations on September 19, 2011. The investment objective of the Fund is to have the daily changes in percentage terms of the Shares’ Net Asset Value (“NAV”) reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for three futures contracts for soybeans (“Soybean Futures Contracts”) that are traded on the Chicago Board of Trade (“CBOT”). The three Soybean Futures Contracts, excluding August and September, will be: (1) second to expire CBOT Soybean Futures Contract, weighted 35%, (2) the third to expire CBOT Soybean Futures Contract, weighted 30%, and (3) the CBOT Soybean Futures Contract expiring in the November following the expiration month of the third to expire contract, weighted 35%.

On March 31, 2025, the Fund held a total of 501 CBOT soybean futures contracts with a notional value of $25,590,713. The contracts had an asset fair value of $25,666 and had a liability fair value of $1,159,232. The weighting of the notional value of the contracts is as follows: (1) 35% to JUL25 CBOT contracts, (2) 30% to NOV25 CBOT contracts, and (3) 35% to NOV26 CBOT contracts.

	Quarter Ending	Quarter Ending	Quarter Ending
	March 31, 2025	March 31, 2024	December 31, 2024
Total Net Assets	$25,591,912	$33,966,763	$25,223,043
Shares Outstanding	1,200,004	1,350,004	1,175,004
Net Asset Value per share	$21.33	$25.16	$21.47
Closing Price	$21.34	$25.21	$21.48

Total net assets for the Fund decreased year over year by (25%), driven by a combination of a decrease in total shares outstanding of (150,000) shares or (11%) and by a decrease in the NAV per share of ($3.83) or (15%). The net assets for the Fund increased by 1% when comparing March 31, 2025, to December 31, 2024. The change in total net assets year over year, in the opinion of management, was generally due to a combination of a depreciation of commodity prices and investor out-flows which was driven by excess supply estimates, and mandates for plant-based renewable fuels contributing to weakness.

For the Three Months Ended March 31, 2025, compared to the Three Months Ended March 31, 2024

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024
Average daily total net assets	$26,536,325	$28,444,136
Net realized and unrealized loss on futures contracts	$(186,752)	$(2,036,169)
Interest income earned on cash and cash equivalents	$280,709	$380,411
Annualized interest yield based on average daily total net assets	1.06%	1.34%
Net Loss	$(170,351)	$(1,887,477)
Weighted average share outstanding	1,219,726	1,129,400
Management Fees	$65,432	$70,722
Total gross fees and other expenses excluding management fees	$198,876	$160,997
Brokerage Commissions	$3,340	$4,158
Total gross expense ratio	4.04%	3.28%
Total expense ratio net of expenses waived by the Sponsor	4.04%	3.28%
Net investment gain	0.25%	2.10%
Creation of Shares	75,000	325,000
Redemption of Shares	50,000	50,000

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

The decrease in interest and other income year over year was due to lower average net assets and declining interest rates. As a result, the amount of interest income earned as a percentage of average daily total net assets was lower in the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The Fund seeks to earn interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper. These interest rate levels may be lower or higher than the projected interest rates stated in the prospectuses and thus will impact your breakeven point.

The decrease in management fee paid to the Sponsor is a result of lower average net assets. As a result of the decline in the amount of assets of the Fund, the amount of management fees was lower in the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

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

The increase in total gross fees and other expenses excluding management fees for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was generally due to the average net assets relative to the other Funds. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to March 31, 2025 and serves to illustrate the relative changes of these components.

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

Teucrium Sugar Fund

The Teucrium Sugar Fund ("CANE") commenced investment operations on September 19, 2011. The investment objective of the Fund is to have the daily changes in percentage terms of the Shares’ Net Asset Value (“NAV”) reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for three futures contracts for sugar (“Sugar Futures Contracts”) that are traded on ICE Futures US (“ICE Futures”), specifically: (1) the second to expire Sugar No. 11 Futures Contract (a “Sugar No. 11 Futures Contract”), weighted 35%, (2) the third to expire Sugar No. 11 Futures Contract, weighted 30%, and (3) the Sugar No. 11 Futures Contract expiring in the March following the expiration month of the third to expire contract, weighted 35%.

On March 31, 2025, the Fund held a total of 520 ICE sugar futures contracts with a notional value of $11,003,675. The contracts had an asset fair value of $49,397 and a liability fair value of $98,165. The weighting of the notional value of the contracts is as follows: (1) 35% to the JUL25 ICE No 11 contracts, (2) 30% to the OCT25 ICE No 11 contracts, and (3) 35% to the MAR26 ICE No 11 contracts.

	Quarter Ending	Quarter Ending	Year Ending
	March 31, 2025	March 31, 2024	December 31, 2024
Total Net Assets	$10,996,410	$16,529,172	$12,546,977
Shares Outstanding	900,004	1,225,004	1,100,004
Net Asset Value per share	$12.22	$13.49	$11.41
Closing Price	$12.21	$13.49	$11.43

Total net assets for the Fund decreased year over year by (33%), driven by a combination of a decrease in total shares outstanding of (325,000) or (27%) and a decrease in the NAV per share of ($1.27) or (9%). The net assets for the Fund decreased by (12%) when comparing March 31, 2025, to December 31, 2024. This change was, in the opinion of management, due to the stabilization of prices worldwide, strong demand and with modestly higher production which accelerated investor interest.

For the Three Months Ended March 31, 2025, compared to the Three Months Ended March 31, 2024

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024
Average daily total net assets	$12,700,236	$17,117,195
Net realized and unrealized gain on futures contracts	$1,010,273	$1,391,283
Interest income earned on cash and cash equivalents	$132,719	$224,625
Annualized interest yield based on average daily total net assets	1.05%	1.31%
Net Income	$996,075	$1,443,891
Weighted average share outstanding	1,073,337	1,287,641
Management Fees	$31,316	$42,559
Total gross fees and other expenses excluding management fees	$115,601	$129,458
Brokerage Commissions	$3,148	$2,008
Total gross expense ratio	4.69%	4.04%
Total expense ratio net of expenses waived by the Sponsor	4.69%	4.04%
Net investment gain	(0.45)%	1.24%
Creation of Shares	200,000	-
Redemption of Shares	400,000	200,000

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

The decrease in interest and other income year over year was due to declining interest rates, and lower average net assets. As a result, the amount of interest income earned as a percentage of average daily total net assets was lower in the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The Fund seeks to earn interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper. These interest rate levels may be lower or higher than the projected interest rates stated in the prospectuses and thus will impact your breakeven point.

The decrease in management fee paid to the Sponsor is a result of lower average net assets. As a result of the decline in the amount of assets of the Fund, the amount of management fees was lower in the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

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

The decrease in total gross fees and other expenses excluding management fees for the three months ended March 31, 2025, respectively, compared to the three months ended March 31, 2024 was generally due to lower average net assets relative to the other Funds. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to March 31, 2025 and serves to illustrate the relative changes of these components.

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

Teucrium Wheat Fund

The Teucrium Wheat Fund ("WEAT") commenced investment operations on September 19, 2011. The investment objective of the Fund is to have the daily changes in percentage terms of the Shares’ Net Asset Value reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for three futures contracts for wheat (“Wheat Futures Contracts”) that are traded on the Chicago Board of Trade (“CBOT”), specifically: (1) the second to expire CBOT Wheat Futures Contract, weighted 35%, (2) the third to expire CBOT Wheat Futures Contract, weighted 30%, and (3) the CBOT Wheat Futures Contract expiring in the December following the expiration month of the third to expire contract, weighted 35%.

On March 31, 2025, the Fund held a total of 4,048 CBOT wheat futures contracts with a notional value of $115,028,938. The contracts had an asset fair value of $0 and a liability fair value of $12,230,198. The weighting of the notional value contracts is as follows: (1) 35% to JUL 25 CBOT contracts, (2) 30% to SEP25 CBOT contracts, and (3) 35% to DEC25 CBOT contracts.

	Quarter Ending	Quarter Ending	Year Ending
	March 31, 2025	March 31, 2024	December 31, 2024
Total Net Assets	$115,071,133	$157,537,309	$122,144,207
Shares Outstanding	24,575,004	29,250,004	25,300,004
Net Asset Value per share	$4.68	$5.39	$4.83
Closing Price	$4.68	$5.41	$4.82

Total net assets for the Fund decreased year over year by (27%), driven by a decrease in the shares outstanding of (4,675,000) or (27%), and a decrease in the NAV per share of ($0.70) or (13%). The net assets for the Fund decreased by (6%) when comparing March 31, 2025 to December 31, 2024. The change in total net assets year over year, in the opinion of management, was generally due to a combination of the depreciation of commodity prices and investor out-flows which may be attributed to ample wheat stocks from Russia and record exports flowing from the Black Sea continue to weigh on global wheat prices.

For the Three Months Ended March 31, 2025, compared to the Three Months Ended March 31, 2024

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024
Average daily total net assets	$121,919,730	$164,981,213
Net realized and unrealized loss on futures contracts	$(3,716,064)	$(18,995,768)
Interest income earned on cash and cash equivalents	$1,294,423	$2,149,924
Annualized interest yield based on average daily total net assets	1.06%	1.30%
Net Loss	$(3,440,386)	$(17,994,854)
Weighted average share outstanding	24,850,560	29,990,663
Management Fees	$300,624	$410,199
Total gross fees and other expenses excluding management fees	$718,121	$738,811
Brokerage Commissions	$13,934	$15,580
Total gross expense ratio	3.39%	2.80%
Total expense ratio net of expenses waived by the Sponsor	3.39%	2.80%
Net investment gain	0.92%	2.45%
Creation of Shares	625,000	475,000
Redemption of Shares	1,350,000	2,025,000

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

The decrease in interest and other income year over year was due to a decrease in average net assets and declining interest rates. As a result, the amount of interest income earned as a percentage of average daily total net assets was lower and slightly higher in the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The Fund seeks to earn interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper. These interest rate levels may be lower or higher than the projected interest rates stated in the prospectuses and thus will impact your breakeven point.

The decrease in management fee paid to the Sponsor is a result of lower average net assets. As a result of the decline in the amount of assets of the Fund, the amount of management fees was lower in the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

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

The decrease in total gross fees and other expenses excluding management fees for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was generally due to a decrease in average net assets relative to the other Funds. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to March 31, 2025 and serves to illustrate the relative changes of these components.

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

Teucrium Agricultural Fund

The Teucrium Agricultural Fund ("TAGS") commenced operation on March 28, 2012. The investment objective of the Fund is to have the daily changes in percentage terms of the Net Asset Value (“NAV”) of its common units (“Shares”) reflect the daily changes in percentage terms of a weighted average (the “Underlying Fund Average”) of the NAVs per share of four other commodity pools that are series of the Trust and are sponsored by the Sponsor: the Teucrium Corn Fund (“CORN”), the Teucrium Wheat Fund (“WEAT”), the Teucrium Soybean Fund (“SOYB”) and the Teucrium Sugar Fund (“CANE”) (collectively, the “Underlying Funds”). The Underlying Fund Average will have a weighting of 25% to each Underlying Fund, and the Fund’s assets will be rebalanced, generally on a daily basis, to maintain the approximate 25% allocation to each Underlying Fund. The Fund does not intend to invest directly in futures contracts (“Futures Contracts”), although it reserves the right to do so in the future, including if an Underlying Fund ceases operation.

The investment objective of each Underlying Fund is to have the daily changes in percentage terms of its shares’ NAV reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for certain Futures Contracts for the commodity specified in the Underlying Fund’s name. (This weighted average is referred to herein as the Underlying Fund’s “Benchmark,” the Futures Contracts that at any given time make up an Underlying Fund’s Benchmark are referred to herein as the Underlying Fund’s “Benchmark Component Futures Contracts,” and the commodity specified in the Underlying Fund’s name is referred to herein as its “Specified Commodity.”) Specifically, the CORN's Benchmark is: (1) the second to expire Futures Contract for corn traded on the Chicago Board of Trade (“CBOT”), weighted 35%, (2) the third to expire CBOT corn Futures Contract, weighted 30%, and (3) the CBOT corn Futures Contract expiring in the December following the expiration month of the third to expire contract, weighted 35%. WEAT’s Benchmark is: (1) the second to expire CBOT wheat Futures Contract, weighted 35%, (2) the third to expire CBOT wheat Futures Contract, weighted 30%, and (3) the CBOT wheat Futures Contract expiring in the December following the expiration month of the third to expire contract, weighted 35%. SOYB’s Benchmark is: (1) the second to expire CBOT soybean Futures Contract, weighted 35%, (2) the third to expire CBOT soybean Futures Contract, weighted 30%, and (3) the CBOT soybean Futures Contract expiring in the November following the expiration month of the third to expire contract, weighted 35%, except that CBOT soybean Futures Contracts expiring in August and September will not be part of the SOYB’s Benchmark because of the less liquid market for these Futures Contracts. CANE’s Benchmark is: (1) the second to expire Sugar No. 11 Futures Contract traded on ICE Futures US (“ICE Futures”), weighted 35%, (2) the third to expire ICE Futures Sugar No. 11 Futures Contract, weighted 30%, and (3) the ICE Futures Sugar No. 11 Futures Contract expiring in the March following the expiration month of the third to expire contract, weighted 35%.

On March 31, 2025, the Fund held: 1) 136,572 shares of CORN with a fair value of $2,530,393; 2) 541,504 shares of WEAT with a fair value of $2,535,538; 3) 118,077 shares of SOYB with a fair value of $2,518,169; and 4) 205,056 shares of CANE with a fair value of $2,505,415. The weighting on March 31, 2025 was 25% to CORN, 25% to WEAT, 25% to SOYB and 25% to CANE.

	Quarter Ending	Quarter Ending	Year Ending
	March 31, 2025	March 31, 2024	December 31, 2024
Total Net Assets	$10,099,483	$14,526,883	$10,353,411
Shares Outstanding	400,002	512,502	412,502
Net Asset Value per share	$25.25	$28.35	$25.10
Closing Price	$25.24	$28.36	$25.12

Total net assets for the Fund decreased year over year by (30%), driven by a decrease in shares outstanding of (112,500) shares or (22%) and a decrease in the NAV/share of ($3.10) or (11%). The net assets for the Fund decreased by (2%) when comparing March 31, 2025 to December 31, 2024. The change in total net assets year over year, in the opinion of management, was generally due to a combination of depreciation of commodity prices and investor out-flows which was driven by the ample supply estimates and stabilization of prices worldwide.

For the Three Months Ended March 31, 2025, compared to the Three Months Ended March 31, 2024

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024
Average daily total net assets	$10,392,425	$16,742,854
Net realized and unrealized gain (loss) on securities	$70,033	$(716,184)
Interest income earned on cash equivalents	$107	$136
Annualized interest yield based on average daily total net assets	0.00%	0.00%
Net Income (loss)	$67,578	$(719,795)
Weighted average share outstanding	403,613	590,524
Total gross fees and other expenses	$53,416	$73,285
Expenses waived by the Sponsor	$(50,854)	$(69,538)
Total gross expense ratio	2.08%	1.76%
Total expense ratio net of expenses waived by the Sponsor	0.10%	0.09%
Net investment loss	(0.10)%	(0.09)%
Creation of Shares	-	-
Redemption of Shares	12,500	112,500

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

The decrease in total gross fees and other expenses for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was generally due to the decrease in average net assets and the net assets relative to the other Funds. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to March 31, 2025 and serves to illustrate the relative changes of these components.

TAGS AUM Analysis
TAGS Shares Outstanding
TAGS AUM
TAGS NAV Per Share
Shares Outstanding (Thousands)
AUM (Million $) & NAV ($ per share)
1800
1600
1400
1200
1000
800
600
400
200
0
60
50
40
30
20
10
0
3/30/2012
6/30/2012
9/30/2012
12/31/2012
3/31/2013
6/30/2013
9/30/2013
12/31/2013
3/31/2014
6/30/2014
9/30/2014
12/31/2014
3/31/2015
6/30/2015
9/30/2015
12/31/2015
3/31/2016
6/30/2016
9/30/2016
12/31/2016
3/31/2017
6/30/2017
9/30/2017
12/31/2017
3/31/2018
6/30/2018
9/30/2018
12/31/2018
3/31/2019
6/30/2019
9/30/2019
12/31/2019
3/31/2020
6/30/2020
9/30/2020
12/31/2020
3/31/2021
6/30/2021
9/30/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/31/2022
3/31/2023
6/30/2023
9/30/2023
12/31/2023
3/31/2024
6/30/2024
9/30/2024

Market Outlook

The Corn Market

Corn is currently the most widely produced livestock feed grain in the United States. The two largest demands of the United States’ corn crop are used in livestock feed and ethanol production. Corn is also processed into food and industrial products, including starch, sweeteners, corn oil, beverages, and industrial alcohol. The United States Department of Agriculture (“USDA”) publishes weekly, monthly, quarterly, and annual updates for U.S. domestic and worldwide corn production and consumption, and for other grains such as soybeans and wheat which can be used in some cases as a substitute for corn. These reports are available on the USDA’s website, www.usda.gov, at no charge. The outlook provided below is from the April 2025 USDA report.

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

The United States is the world’s leading producer and exporter of corn. For the Crop Year 2024-25, the USDA estimates that the U.S. will produce approximately 31% of all the corn globally, of which about 17% will be exported. For 2024-2025, based on the April 2025, USDA reports, global consumption of 1,242 Million Metric Tons (MMT) is expected to be slightly higher than global production of 1,215 MMT. If the global demand for corn is not equal to global supply, this may have an impact on the price of corn. Besides the United States, other principal world corn exporters include Argentina, Brazil, Russia, South Africa, and Ukraine. Major import nations include Mexico, Japan, the European Union (EU), South Korea, Egypt, and parts of Southeast Asia. China’s production at 295 MMT is approximately 6% less than its domestic usage.

According to the USDA, global corn consumption has increased just over 636% from crop years 1960/1961 to 2024/2025 as demonstrated by the graph below and is projected to continue to grow in coming years. Consumption growth is the result of a combination of many factors including: 1) global population growth, which, according to the U.S. Census Department, is estimated to reach 9.7 billion by 2050; 2) a growing global middle class which is increasing the demand for protein and meat-based products globally and most significantly in developing countries; and 3) increased use of biofuels, including ethanol in the United States.

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

Historical Global Corn Consumption
(1960/1961 - 2024/2025)
Consumption (1,000 MT)
1,350,000
1,150,000
950,000
750,000
550,000
350,000
150,000
1960/1961
1965/1966
1970/1971
1975/1976
1980/1981
1985/1986
1990/1991
1995/1996
2000/2001
2005/2006
2010/2011
2015/2016
2020/2021
2025/2026
Crop Year

The price per bushel of corn in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to February 2025.

USDA Historical Price of Corn/Bushel by Month
United States
Jan 2007 - Feb 2025
$8.00
$7.00
$6.00
$5.00
$4.00
$3.00
$2.00
Jan-07
Jan-08
Jan-09
Jan-10
Jan-11
Jan-12
Jan-13
Jan-14
Jan-15
Jan-16
Jan-17
Jan-18
Jan-19
Jan-20
Jan-21
Jan-22
Jan-23
Jan-24
Jan-25
Jan-26

On April 10, 2025, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2024-25. The exhibit below provides a summary of historical and current information for United States corn production.

U.S. Corn Supply/Demand Balance
Marketing Year September - August
Million Bushels
											Apr 10 Est.	23-24 to	Apr 10 Est.	24-25 to
											USDA	22-23	USDA	23-24
Crop Year	13-14	14-15	15-16	16-17	17-18	18-19	19-20	20-21	21-22	22-23	23-24	% Change	24-25	% Change
Planted Acres	95.4	90.6	88.0	94.0	90.2	88.9	89.7	90.7	92.9	88.2	94.6	7%	90.6	-4%
Harvested Acres	87.5	83.1	80.8	86.7	82.7	81.3	81.3	82.3	85.0	78.7	86.5	10%	82.9	-4%
Difference	7.9	7.5	7.2	7.3	7.5	7.6	8.4	8.4	7.9	9.5	8.1	-15%	7.7	-5%
Yield	158.1	171.0	168.4	174.6	176.6	176.4	167.5	171.4	176.7	173.4	177.3	2%	179.3	1%

Beginning Stocks	821	1,232	1,731	1,737	2,293	2,140	2,221	1,919	1,235	1,377	1,360	-1%	1,763	30%
Production	13,829	14,216	13,602	15,148	14,609	14,340	13,620	14,111	15,018	13,651	15,341	12%	14,867	-3%
Imports	36	32	68	57	36	28	42	24	24	39	28	-28%	25	-11%
Total Supply	14,686	15,479	15,401	16,942	16,939	16,509	15,883	16,055	16,277	15,066	16,729	11%	16,655	0%

Feed	5,040	5,280	5,114	5,470	5,304	5,429	5,900	5,607	5,671	5,486	5,805	6%	5,750	-1%
Food/Seed/Industrial	6,493	6,601	6,648	6,885	7,057	6,793	6,286	6,467	6,757	6,558	6,868	5%	6,890	0%
Ethanol for Fuel(incld above)	5,124	5,200	5,224	5,432	5,605	5,378	4,857	5,028	5,320	5,176	5,478	6%	5,500	0%
Exports	1,920	1,867	1,901	2,294	2,438	2,066	1,777	2,747	2,472	1,662	2,292	38%	2,550	11%
Total Usage	13,454	13,748	13,664	14,650	14,798	14,288	13,963	14,821	14,900	13,706	14,966	9%	15,190	1%

Ending Stocks (Inventory)	1,232	1,731	1,737	2,293	2,140	2,221	1,919	1,235	1,377	1,360	1,763	30%	1,465	-17%

Stocks/Use Ratio	9%	13%	13%	16%	14%	16%	14%	8%	9%	10%	12%	19%	10%	-18%
farm Price ($/bushel)	$ 4.46	$ 3.70	$ 3.61	$ 3.36	$3.36	$3.61	$3.56	$4.53	$6.00	$6.54	$4.55		$4.35

Calculations:
Demand per day (incld expt)¹	36.9	37.7	37.4	40.1	40.5	39.1	38.3	40.6	40.8	37.6	41.0	9%	41.6	1%
Carry-out days supply	33.4	46.0	46.4	57.1	52.8	56.7	50.2	30.4	33.7	36.2	43.0	19%	35.2	-18%
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

The Soybean Market

Global soybean production is concentrated in the U.S., Brazil, Argentina, and China. The USDA has estimated that, for the Crop Year 2024-25, the United States will produce approximately 119 MMT of soybeans or approximately 28% of estimated world production, with Brazil production at 169 MMT. Argentina is projected to produce about 49 MMT. For 2024-25, based on the April 2025 USDA report, global consumption of 403 MMT is estimated slightly lower than global production of 429 MMT. If the global demand for soybeans is not equal to global supply, this may have an impact on the price of soybeans. Global soybean consumption may fluctuate year over year due to any number of reasons which may include, but is not limited to, economic conditions, global health concerns, and international trade policy. Soybeans are a staple commodity used pervasively across the globe so that any contractions in consumption may only be temporary as has historically been the case. The USDA publishes weekly, monthly, quarterly, and annual updates for U.S. domestic and worldwide soybean production and consumption. These reports are available on the USDA’s website, www.usda.gov, at no charge. The outlook provided below is from the April 2025 USDA report.

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

The price per bushel of soybeans in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to February 2025.

USDA Historical Price of Soybeans/Bushel by Month
United States
Jan 2007 - Feb 2025
$18.00
$16.00
$14.00
$12.00
$10.00
$8.00
$6.00
$4.00
Jan-07
Jan-08
Jan-09
Jan-10
Jan-11
Jan-12
Jan-13
Jan-14
Jan-15
Jan-16
Jan-17
Jan-18
Jan-19
Jan-20
Jan-21
Jan-22
Jan-23
Jan-24
Jan-25

On April 10, 2025, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2024-25. The exhibit below provides a summary of historical and current information for United States soybean production.

U.S. Soybean Supply/Demand Balance
Marketing Year September - August
Million Bushels
											April 10 Est.	23-24 to	April 10 Est.	24-25 to
											USDA	22-23	USDA	23-24
Crop Year	13-14	14-15	15-16	16-17	17-18	18-19	19-20	20-21	21-22	22-23	23-24	% Change	24-25	% Change
Planted Acres	76.8	83.3	82.7	83.5	90.2	89.2	76.1	83.4	87.2	87.5	83.6	-4%	87.1	4%
Harvested Acres	76.3	82.6	81.7	82.7	89.5	87.6	74.9	82.6	86.3	86.2	82.3	-5%	86.1	5%
Difference	0.5	0.7	1.0	0.8	0.7	1.6	1.2	0.8	0.9	1.3	1.3	0%	1.0	-23%
Yield	44.0	47.5	48.0	51.9	49.3	50.6	47.4	51.0	51.7	49.6	50.6	2%	50.7	0%

Beginning Stocks	141	92	191	197	302	438	909	525	257	274	264	-4%	342	30%
Production	3,358	3,927	3,926	4,296	4,412	4,428	3,552	4,216	4,464	4,270	4,162	-3%	4,366	5%
Imports	72	33	24	22	22	14	15	20	16	25	21	-16%	25	19%
Total Supply	3,570	4,052	4,140	4,516	4,735	4,880	4,476	4,761	4,737	4,569	4,447	-3%	4,734	6%

Crushings	1,734	1,873	1,886	1,901	2,055	2,092	2,165	2,141	2,204	2,212	2,285	3%	2,420	6%
Seed, Feed and Residual	107	146	115	147	109	127	108	97	107	113	124	10%	114	-8%
Exports	1,638	1,842	1,942	2,166	2,134	1,752	1,679	2,266	2,152	1,980	1,695	-14%	1,825	8%
Total Usage	3,478	3,862	3,944	4,214	4,297	3,971	3,952	4,504	4,463	4,305	4,105	-5%	4,359	6%

Ending Stocks (Inventory)	92	191	197	302	438	909	525	257	274	264	342	30%	375	10%

Stocks/Use Ratio	2.6%	4.9%	5.0%	7.2%	10.2%	22.9%	13.3%	5.7%	6.1%	6.1%	8%	36%	8.6%	3%
farm Price ($/bushel)	$ 13.00	$ 10.10	$ 8.95	$ 9.47	$9.33	$8.48	$8.57	$10.80	$13.30	$14.20	$12.40		$9.95

Calculations:
Demand per day (incld expt)¹	9.5	10.6	10.8	11.5	11.8	10.9	10.8	12.3	12.2	11.8	11.2	-5%	11.9	6%
Carry-out days supply	9.7	18.1	18.2	26.2	37.2	83.6	48.5	20.8	22.4	22.4	30.4	36%	31.4	3%
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

Recent geopolitical, economic and inflationary events may have impacted the level of “backwardation” that the Fund's holdings experienced and potentially placed upward pressure on the prices of a wide variety of commodities. As a result, near to expire contracts trade at a higher price than longer to expire contracts, a situation referred to as “backwardation.” Putting aside the impact of the overall movement in prices of sugar and sugar futures, the Benchmark Component Futures Contracts (the sugar futures contracts that the Fund invests in to achieve its investment objective) would tend to rise as they approach expiration. This backwardation may benefit the Fund because it will sell more expensive contracts and buy less expensive contracts on an ongoing basis .

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

The USDA publishes two major reports annually on U.S. domestic and worldwide sugar production and consumption. These are usually released in November and May. In addition, the USDA publishes periodic, but not as comprehensive, reports on sugar monthly. These reports are available on the USDA’s website, www.usda.gov, at no charge. The USDA’s November 2024 report for the 2024-25 Marketing year estimated global production of 186.6 MMT with higher production in China, India and Thailand expected to more than offset declines in Brazil. Consumption is expected to rise due to growth in markets such as India. Stocks are forecast lower as reduced stocks in Thailand are projected to offset a rise in stocks in India. Sugar is a staple commodity used pervasively across the globe so that any contractions in consumption may only be temporary as has historically been the case.

Global Production Continues to Rise
Million Metric Tons, Raw Value
200
180
160
140
120
100
80
60
40
20
0
2020/21
2021/22
2022/23
2023/24
2024/25
Others
China
Thailand
India
Brazil

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

The Wheat Market

Wheat is used to produce flour, the key ingredient for breads, pasta, crackers, and many other food products, as well as several industrial products such as starches and adhesives. Wheat by-products are used in livestock feeds. Wheat is the principal food grain produced in the United States, and the United States’ output of wheat is typically exceeded only by that of China, the European Union, Russia, and India. The USDA estimates that for 2024-25, the principal global producers of wheat will be the EU, Russia, Ukraine, China, India, the United States, Australia, and Canada. The U.S. generates approximately 7% of global production, with approximately 42% of that being exported. For 2024-25, based on the April 2025 USDA report, global consumption of 805 MMT is estimated to be slightly higher than production of 797 MMT. If the global demand for wheat is not equal to global supply, this may have an impact on the price of wheat. Global wheat consumption may fluctuate year over year due to any number of reasons which may include, but is not limited to, economic conditions, global health concerns, international trade policy. Wheat is a staple commodity used pervasively across the globe so that any contractions in consumption may only be temporary as has historically been the case. The USDA publishes weekly, monthly, quarterly, and annual updates for U.S. domestic and worldwide wheat production and consumption. These reports are available on the USDA’s website, www.usda.gov, at no charge. The outlook provided herein is from the April 2025 USDA report.

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

Recent geopolitical, economic and inflationary events may have impacted the level of “backwardation” that the Fund’s holdings experienced and potentially placed upward pressure on the prices of a wide variety of commodities. As a result, near to expire contracts trade at a higher price than longer to expire contracts, a situation referred to as “backwardation.” Putting aside the impact of the overall movement in prices of wheat and wheat futures, the Benchmark Component Futures Contracts (the wheat futures contracts that the Fund invests in to achieve its investment objective) would tend to rise as they approach expiration. This backwardation may benefit the Fund because it will sell more expensive contracts and buy less expensive contracts on an ongoing basis.

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

The price per bushel of wheat in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to February 2025.

USDA Historical Price of Wheat/Bushel by Month
United States
Jan 2007 - Feb 2025
$12.00
$11.00
$10.00
$9.00
$8.00
$7.00
$6.00
$5.00
$4.00
$3.00
$2.00
Jan-07
Jan-08
Jan-09
Jan-10
Jan-11
Jan-12
Jan-13
Jan-14
Jan-15
Jan-16
Jan-17
Jan-18
Jan-19
Jan-20
Jan-21
Jan-22
Jan-23
Jan-24
Jan-25

On April 10, 2025, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2024-25. The exhibit below provides a summary of historical and current information for United States wheat production.

U.S. Wheat Supply/Demand Balance
Marketing Year June - May
Million Bushels
											April 10 Est.	23-24 to	April 10 Est.	24-25 to
											USDA	22-23	USDA	23-24
Crop Year	13-14	14-15	15-16	16-17	17-18	18-19	19-20	20-21	21-22	22-23	23-24	% Change	24-25	% Change
Planted Acres	56.2	56.8	55.0	50.1	46.1	47.8	45.5	44.5	46.7	45.8	49.6	8%	46.1	-7%
Harvested Acres	45.3	46.4	47.3	43.8	37.6	39.6	37.4	36.8	37.1	35.5	37.1	5%	38.5	4%
Difference	10.9	10.4	7.7	6.3	8.5	8.2	8.1	7.7	9.6	10.3	12.5	21%	7.6	-39%
Yield	47.1	43.7	43.6	52.7	46.4	47.6	51.7	49.7	44.3	46.5	48.7	5%	51.2	5%

Beginning Stocks	718	590	752	976	1,181	1,099	1,080	1,028	845	674	570	-15%	696	22%
Production	2,135	2,026	2,062	2,309	1,741	1,885	1,932	1,828	1,646	1,650	1,804	9%	1,971	9%
Imports	173	151	113	118	158	135	104	100	96	122	138	13%	150	9%
Total Supply	3,026	2,768	2,927	3,402	3,080	3,119	3,116	2,956	2,588	2,446	2,512	3%	2,818	12%

Food	955	958	957	949	964	954	962	961	971	972	961	-1%	970	1%
Seed	77	79	67	61	63	59	62	64	58	68	62	-9%	62	0%
Feed and residual	228	114	149	160	47	88	95	93	88	74	85	15%	120	41%
Exports	1,176	864	778	1,051	906	937	969	994	796	762	707	-7%	820	16%
Total Usage	2,436	2,015	1,951	2,222	1,981	2,039	2,087	2,111	1,913	1,876	1,815	-3%	1,972	9%

Ending Stocks (Inventory)	590	752	976	1,181	1,099	1,080	1,028	845	674	570	696	22%	846	22%

Stocks/Use Ratio	24.2%	37.3%	50.0%	53.2%	55.5%	53.0%	49.3%	40.0%	35.2%	30.4%	38.3%	26%	42.9%	12%
farm Price ($/bushel)	$ 6.87	$ 5.99	$ 4.89	$ 3.89	$4.72	$5.16	$4.58	$5.05	$7.63	$8.83	$6.96		$5.50

Calculations:
Demand per day (incld expt)¹	6.7	5.5	5.3	6.1	5.4	5.6	5.7	5.8	5.2	5.1	5.0	-3%	5.4	9%
Carry-out days supply	88.4	136.2	182.6	194.0	202.5	193.3	179.8	146.1	128.6	110.9	140.0	26%	156.6	12%
¹ in millions of bushels per day

Calculating the Net Asset Value

The NAV of each Fund is calculated by:

•	taking the current market value of its total assets, and
•	subtracting any liabilities.

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

Off Balance Sheet Financing

As of March 31, 2025, neither the Trust nor any of the Funds has any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Funds. While the exposure of each Fund under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial positions of each Fund.

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

During the period from January 1, 2025 through March 31, 2025 the average daily change in the NAV of each Fund was within plus/minus 10 percent of the average daily change in the Benchmark of each Fund, as stated in the applicable prospectus for each Fund.

Frequency Distribution of Premiums and Discounts: NAV versus the 4pm Bid/Ask Midpoint on the NYSE Arca.

CORN

	Q2 2024	Q3 2024	Q4 2024	Q1 2025	Total
Days at premium	32	30	25	18	105
Days at NAV	4	8	8	4	24
Days at discount	27	26	31	39	123

The performance data above for the Teucrium Corn Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

SOYB

	Q2 2024	Q3 2024	Q4 2024	Q1 2025	Total
Days at premium	28	35	27	28	118
Days at NAV	3	5	6	7	21
Days at discount	32	24	31	26	113

The performance data above for the Teucrium Soybean Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

CANE

	Q2 2024	Q3 2024	Q4 2024	Q1 2025	Total
Days at premium	30	34	35	18	117
Days at NAV	12	7	9	8	36
Days at discount	21	23	20	35	99

The performance data above for the Teucrium Sugar Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

WEAT

	Q2 2024	Q3 2024	Q4 2024	Q1 2025	Total
Days at premium	21	28	18	23	90
Days at NAV	22	23	22	25	92
Days at discount	20	13	24	13	70

The performance data above for the Teucrium Wheat Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

TAGS

	Q2 2024	Q3 2024	Q4 2024	Q1 2025	Total
Days at premium	27	35	29	14	105
Days at NAV	10	9	7	9	35
Days at discount	26	20	28	38	112

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

The tables below present a quantitative analysis of hypothetical impact of price decreases and increases in each of the commodity or cryptocurrency futures contracts held by each of the Funds, or the Underlying Funds in the case of TAGS, on the actual holdings and NAV per share as of March 31, 2025. For purposes of this analysis, all futures contracts held by the Funds and the Underlying Funds are assumed to change by the same percentage. In addition, the cash held by the Funds and any management fees paid to the Sponsor are assumed to remain constant and not impact the NAV per share. There may be very slight and immaterial differences, due to rounding, in the tables presented below.

CORN:

	March 31, 2025 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of March 31, 2025	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Corn Futures JUL25	785	$4.6325	$18,182,563	$16,364,307	$15,455,179	$14,546,050	$20,000,819	$20,909,947	$21,819,076
CBOT Corn Futures SEP25	706	$4.3475	$15,346,675	$13,812,008	$13,044,674	$12,277,340	$16,881,343	$17,648,676	$18,416,010
CBOT Corn Futures DEC25	809	$4.4200	$17,878,900	$16,091,010	$15,197,065	$14,303,120	$19,666,790	$20,560,735	$21,454,680
Total CBOT Corn Futures			$51,408,138	$46,267,325	$43,696,918	$41,126,510	$56,548,952	$59,119,358	$61,689,766

Shares outstanding			2,775,004	2,775,004	2,775,004	2,775,004	2,775,004	2,775,004	2,775,004

Net Asset Value per Share attributable directly to CBOT Corn Futures			$18.53	$16.67	$15.75	$14.82	$20.38	$21.30	$22.23
Total Net Asset Value per Share as reported			$18.53
Change in the Net Asset Value per Share				$(1.85)	$(2.78)	$(3.71)	$1.85	$2.78	$3.71

Percent Change in the Net Asset Value per Share				-10.00%	-15.00%	-20.00%	10.00%	15.00%	20.00%

SOYB:

	March 31, 2025 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of March 31, 2025	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Soybean Futures JUL25	174	$10.2825	$8,945,775	$8,051,198	$7,603,909	$7,156,620	$9,840,353	$10,287,641	$10,734,930
CBOT Soybean Futures NOV25	151	$10.1925	$7,695,338	$6,925,804	$6,541,037	$6,156,270	$8,464,871	$8,849,638	$9,234,405
CBOT Soybean Futures NOV26	176	$10.1700	$8,949,600	$8,054,640	$7,607,160	$7,159,680	$9,844,560	$10,292,040	$10,739,520
Total CBOT Soybean Futures			$25,590,713	$23,031,642	$21,752,106	$20,472,570	$28,149,784	$29,429,319	$30,708,855

Shares outstanding			1,200,004	1,200,004	1,200,004	1,200,004	1,200,004	1,200,004	1,200,004

Net Asset Value per Share attributable directly to CBOT Soybean Futures			$21.33	$19.19	$18.13	$17.06	$23.46	$24.52	$25.59
Total Net Asset Value per Share as reported			$21.33
Change in the Net Asset Value per Share				$(2.13)	$(3.20)	$(4.27)	$2.13	$3.20	$4.27

Percent Change in the Net Asset Value per Share				-10.00%	-15.00%	-20.00%	10.00%	15.00%	20.00%

CANE:

	March 31, 2025 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of March 31, 2025	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
ICE #11 Sugar Futures JUL25	184	$0.1865	$3,843,392	$3,459,053	$3,266,883	$3,074,714	$4,227,731	$4,419,901	$4,612,070
ICE #11 Sugar Futures OCT25	157	$0.1883	$3,311,067	$2,979,960	$2,814,407	$2,648,854	$3,642,174	$3,807,727	$3,973,280
ICE #11 Sugar Futures MAR26	179	$0.1920	$3,849,216	$3,464,294	$3,271,834	$3,079,373	$4,234,138	$4,426,598	$4,619,059
Total ICE #11 Sugar Futures			$11,003,675	$9,903,307	$9,353,124	$8,802,941	$12,104,043	$12,654,226	$13,204,409

Shares outstanding			900,004	900,004	900,004	900,004	900,004	900,004	900,004

Net Asset Value per Share attributable directly to ICE #11 Sugar Futures			$12.23	$11.00	$10.39	$9.78	$13.45	$14.06	$14.67
Total Net Asset Value per Share as reported			$12.22
Change in the Net Asset Value per Share				$(1.22)	$(1.83)	$(2.45)	$1.22	$1.83	$2.45

Percent Change in the Net Asset Value per Share				-10.01%	-15.01%	-20.01%	10.01%	15.01%	20.01%

WEAT:

	March 31, 2025 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of March 31, 2025	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Wheat Futures JUL25	1,463	$5.5050	$40,269,075	$36,242,168	$34,228,714	$32,215,260	$44,295,983	$46,309,436	$48,322,890
CBOT Wheat Futures SEP25	1,218	$5.6625	$34,484,625	$31,036,163	$29,311,931	$27,587,700	$37,933,088	$39,657,319	$41,381,550
CBOT Wheat Futures DEC25	1,367	$5.8925	$40,275,238	$36,247,714	$34,233,952	$32,220,190	$44,302,762	$46,316,524	$48,330,286
Total CBOT Wheat Futures			$115,028,938	$103,526,045	$97,774,597	$92,023,150	$126,531,833	$132,283,279	$138,034,726

Shares outstanding			24,575,004	24,575,004	24,575,004	24,575,004	24,575,004	24,575,004	24,575,004

Net Asset Value per Share attributable directly to CBOT Wheat Futures			$4.68	$4.21	$3.98	$3.74	$5.15	$5.38	$5.62
Total Net Asset Value per Share as reported			$4.68
Change in the Net Asset Value per Share				$(0.47)	$(0.70)	$(0.94)	$0.47	$0.70	$0.94

Percent Change in the Net Asset Value per Share				-10.00%	-14.99%	-19.99%	10.00%	14.99%	19.99%

TAGS:

	March 31, 2025 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of March 31, 2025	Number of Shares Held	Closing NAV	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value
Teucrium Corn Fund	136,572	$18.5279	$2,530,393	$2,277,354	$2,150,834	$2,024,314	$2,783,432	$2,909,952	$3,036,472
Teucrium Soybean Fund	118,077	$21.3265	$2,518,169	$2,266,352	$2,140,444	$2,014,535	$2,769,986	$2,895,894	$3,021,803
Teucrium Wheat Fund	541,504	$4.6824	$2,535,538	$2,281,984	$2,155,207	$2,028,430	$2,789,092	$2,915,869	$3,042,646
Teucrium Sugar Fund	205,056	$12.2182	$2,505,415	$2,254,874	$2,129,603	$2,004,332	$2,755,957	$2,881,227	$3,006,498
Total value of shares of the Underlying Funds			$10,089,515	$9,080,564	$8,576,088	$8,071,611	$11,098,467	$11,602,942	$12,107,419

Shares outstanding			400,002	400,002	400,002	400,002	400,002	400,002	400,002

Net Asset Value per Share attributable directly to shares of the Underlying Funds			$25.22	$22.70	$21.44	$20.18	$27.75	$29.01	$30.27
Total Net Asset Value per Share as reported			$25.25
Change in the Net Asset Value per Share				$(2.52)	$(3.78)	$(5.04)	$2.52	$3.78	$5.04

Percent Change in the Net Asset Value per Share				-9.99%	-14.99%	-19.98%	9.99%	14.99%	19.98%

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

Item 1A. Risk Factors applicable to Funds

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed on March 5, 2025 other than those noted below:

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

From June 9, 2010 (the commencement of operations) through March 31, 2025, 48,050,000 Shares of the Fund were sold at an aggregate offering price of $1,071,711,252. The Fund paid fees to the Marketing Agent for its services to the Fund from June 9, 2010 (the commencement of operations) through March 31, 2025 in an amount equal to $1,271,987, resulting in net offering proceeds of $1,070,439,265. The offering proceeds were invested in corn futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Teucrium Soybean Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-167590	10,000,000	June 13, 2011
2	333-196210	-	June 30, 2014
3	333-217247	-	May 1, 2017
4	333-223940	5,000,000	April 30, 2018
5	333-241569	15,000,000	August 24, 2020
6	333-263448	Indeterminate Number of Shares	April 7, 2022

From September 19, 2011 (the commencement of the offering) through March 31, 2025, 17,575,000 Shares of the Fund were sold at an aggregate offering price of $329,099,790. The Fund paid fees to the Marketing Agent for its services to the Fund through March 31, 2025 in an amount equal to $286,087, resulting in net offering proceeds of $328,813,703. The offering proceeds were invested in soybean futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Teucrium Sugar Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-167585	10,000,000	June 13, 2011
2	333-196211	-	June 30, 2014
3	333-217248	-	May 1, 2017
4	333-223941	5,000,000	April 30, 2018
5	333-248545	15,000,000	October 2, 2020
6	333-263438	Indeterminate Number of Shares	April 7, 2022

From September 19, 2011 (the commencement of the offering) through March 31, 2025, 14,475,000 Shares of the Fund were sold at an aggregate offering price of $141,277,580. The Fund paid fees to the Marketing Agent for its services to the Fund through March 31, 2025 in an amount equal to $124,881, resulting in net offering proceeds of $141,152,698. The offering proceeds were invested in sugar futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Teucrium Wheat Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-167591	10,000,000	June 13, 2011
2	333-196209	-	June 30, 2014
3	333-212481	25,050,000	July 15, 2016
4	333-230623	30,000,000	April 29, 2019
5	333-263293	Indeterminate Number of Shares	March 9, 2022

From September 19, 2011 (the commencement of the offering) through March 31, 2025, 135,900,000 Shares of the Fund were sold at an aggregate offering price of $1,255,854,434. The Fund paid fees to the Marketing Agent for its services to the Fund through March 31, 2025 in an amount equal to $665,550, resulting in net offering proceeds of $1,255,188,884. The offering proceeds were invested in wheat futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Teucrium Agricultural Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-173691	5,000,000	February 10, 2012
2	333-201953	-	April 30, 2015
3	333-223943	-	April 30, 2018
4	333-254650	-	April 30, 2021
5	333-263450	Indeterminate Number of Shares	April 7, 2022

From March 28, 2012 (the commencement of the offering) through March 31, 2025, 2,287,500 Shares of the Fund were sold at an aggregate offering price of $77,555,646. The Fund paid fees to the Marketing Agent for its services to the Fund through March 31, 2025 in an amount equal to $39,075, resulting in net offering proceeds of $77,516,571. The offering proceeds were invested in Shares of the Underlying Funds and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Issuer Purchases of CORN Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2025	175,000	$ 19.45	N/A	N/A
February 1 to February 28, 2025	-	$ -	N/A	N/A
March 1 to March 31, 2025	500,000	$ 18.83	N/A	N/A
Total	675,000	$ 18.99

January 1 to March 31, 2025	675,000	$ 18.99	N/A	N/A

Issuer Purchases of CANE Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2025	50,000	$ 11.58	N/A	N/A
February 1 to February 28, 2025	175,000	$ 12.11	N/A	N/A
March 1 to March 31, 2025	175,000	$ 12.20	N/A	N/A
Total	400,000	$ 12.09

January 1 to March 31, 2025	400,000	$ 12.09	N/A	N/A

Issuer Purchases of WEAT Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2025	825,000	$ 4.99	N/A	N/A
February 1 to February 28, 2025	250,000	$ 4.89	N/A	N/A
March 1 to March 31, 2025	275,000	$ 4.87	N/A	N/A
Total	1,350,000	$ 4.95

January 1 to March 31, 2025	1,350,000	$ 4.95	N/A	N/A

Issuer Purchases of SOYB Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2025	-	$ -	N/A	N/A
February 1 to February 28, 2025	-	$ -	N/A	N/A
March 1 to March 31, 2025	50,000	$ 21.54	N/A	N/A
Total	50,000	$ 21.54

January 1 to March 31, 2025	50,000	$ 21.54	N/A	N/A

Issuer Purchases of TAGS Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2025	12,500	$ 25.72	N/A	N/A
February 1 to February 28, 2025	-	$ -	N/A	N/A
March 1 to March 31, 2025	-	$ -	N/A	N/A
Total	12,500	$ 25.72

January 1 to March 31, 2025	12,500	$ 25.72	N/A	N/A

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

Date: May 12, 2025

Teucrium Commodity Trust (Registrant)

By:	Teucrium Trading, LLC
its Sponsor

By:	/s/ Sal Gilbertie
Name:	Sal Gilbertie
Chief Executive Officer

Date: May 12, 2025