Form 10-Q
period 2025-06-30
Teucrium Commodity Trust
filed 2025-08-11
CIK 1471824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2025.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Total Number of Outstanding Shares as of August 8, 2025
Teucrium Corn Fund	2,525,004
Teucrium Sugar Fund	1,200,004
Teucrium Soybean Fund	1,150,004
Teucrium Wheat Fund	27,075,004
Teucrium Agricultural Fund	350,002

TEUCRIUM COMMODITY TRUST

2

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

3

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Cash and cash equivalents	$190,064,814	$210,940,353
Interest receivable	168,920	208,251
Other assets	101,116	16,778
Equity in trading accounts:
Commodity futures contracts	508,222	1,936,572
Due from broker	25,223,489	28,593,300
Total equity in trading accounts	25,731,711	30,529,872
Total assets	$216,066,561	$241,695,254

Liabilities
Management fee payable to Sponsor	$167,578	$189,332
Other liabilities	300,282	47,382
Equity in trading accounts:
Commodity futures contracts	16,648,233	16,811,122
Total liabilities	$17,116,093	$17,047,836

Net Assets	$198,950,468	$224,647,418

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED SCHEDULE OF INVESTMENTS

June 30, 2025

(Unaudited)

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
U.S. Bank Deposit Account	4.200%	$9,714,078	$9,714,078	4.88%	9,714,078
Goldman Sachs Financial Square Government Fund - Institutional Class	4.228%	52,854,812	52,854,812	26.57	52,854,812
Total money market funds		$62,568,890	$62,568,890	31.45%

	Maturity				Percentage of	Principal
	Date	Yield	Cost	Fair Value	Net Assets	Amount
Commercial Paper
Broadcom Inc.	July 17, 2025	4.574%	$4,950,625	$4,990,000	2.51%	5,000,000
Broadcom Inc.	July 24, 2025	4.575%	9,896,250	9,971,250	5.01	10,000,000
Brookfield Infrastructure Holdings (Canada) Inc.	July 8, 2025	4.576%	2,473,438	2,497,813	1.26	2,500,000
The Campbell's Company	July 23, 2025	4.464%	2,483,500	2,493,278	1.25	2,500,000
Crown Castle Inc.	July 22, 2025	4.779%	4,973,180	4,986,262	2.51	5,000,000
Crown Castle Inc.	July 24, 2025	4.771%	9,934,723	9,969,972	5.01	10,000,000
Entergy Corporation	July 24, 2025	4.415%	4,961,938	4,986,104	2.51	5,000,000
General Motors Financial Company, Inc.	July 2, 2025	4.370%	2,473,125	2,499,701	1.26	2,500,000
Harley-Davidson Financial Services, Inc.	July 14, 2025	4.773%	2,482,375	2,495,757	1.25	2,500,000
Marriott International, Inc.	August 14, 2025	4.413%	9,931,125	9,946,833	5.00	10,000,000
Marriott International, Inc.	August 19, 2025	4.381%	4,967,600	4,970,600	2.50	5,000,000
Marriott International, Inc.	August 21, 2025	4.413%	4,965,563	4,969,188	2.50	5,000,000
Mondelez International, Inc.	August 20, 2025	4.414%	4,963,146	4,969,792	2.50	5,000,000
The Sherwin-Williams Company	July 15, 2025	4.357%	7,464,168	7,487,457	3.76	7,500,000
VW Credit, Inc.	July 23, 2025	4.567%	7,448,437	7,479,375	3.76	7,500,000
VW Credit, Inc.	July 28, 2025	4.537%	7,445,055	7,474,857	3.76	7,500,000
VW Credit, Inc.	August 7, 2025	4.568%	4,963,125	4,976,875	2.50	5,000,000
Total Commercial Paper			$96,777,373	$97,165,114	48.85%
Total Cash Equivalents				$159,734,004	80.30%

	Number of		Percentage of	Notional Amount
	Contracts	Fair Value	Net Assets	(Long Exposure)
Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures NOV26	177	$327,452	0.16%	$9,321,263

United States wheat futures contracts
CBOT wheat futures DEC26	1,312	180,770	0.09	40,967,200
Total commodity futures contracts		$508,222	0.25%	$50,288,463

	Number of		Percentage of	Notional Amount
Description: Liabilities	Contracts	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT corn futures SEP25	763	$1,342,170	0.67%	$15,612,888
CBOT corn futures DEC25	631	1,317,982	0.66	13,424,525
CBOT corn futures DEC26	684	114,288	0.06	15,629,400

United States soybean futures contracts
CBOT soybean futures NOV25	182	743,159	0.37	9,345,700
CBOT soybean futures JAN26	153	203,547	0.10	7,973,213

United States sugar futures contracts
ICE sugar futures MAR26	190	347,548	0.17	3,604,832
ICE sugar futures MAY26	167	68,772	0.03	3,112,346
ICE sugar futures MAR27	188	54,256	0.03	3,655,321

United States wheat futures contracts
CBOT wheat futures SEP25	1,527	3,388,840	1.70	41,095,388
CBOT wheat futures DEC25	1,255	9,067,671	4.56	35,140,000
Total commodity futures contracts		$16,648,233	8.35%	$148,593,613

			Percentage of
Exchange-traded funds*	Cost	Fair Value	Net Assets	Shares
Teucrium Corn Fund	$3,064,297	$2,193,309	1.10%	123,962
Teucrium Soybean Fund	2,700,036	2,190,373	1.10	100,630
Teucrium Sugar Fund	1,922,205	2,206,043	1.11	201,989
Teucrium Wheat Fund	3,323,116	2,150,568	1.08	482,948
Total exchange-traded funds	$11,009,654	$8,740,293	4.39%

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

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2025	June 30, 2024*	June 30, 2025	June 30, 2024*
Income
Realized and unrealized gain (loss) on trading of commodity and cryptocurrency futures contracts:
Realized gain (loss) on commodity and cryptocurrency futures contracts	$(8,033,749)	$(2,303,131)	$(11,383,322)	$(19,498,082)
Net change in unrealized appreciation (depreciation) on commodity and cryptocurrency futures contracts	(1,124,376)	(10,039,370)	(1,265,461)	(18,009,338)
Interest income	2,207,509	3,524,652	4,576,754	7,229,039
Total income (loss)	(6,950,616)	(8,817,849)	(8,072,029)	(30,278,381)

Expenses
Management fees	511,158	690,951	1,062,772	1,414,237
Professional fees	291,785	394,139	594,992	710,962
Distribution and marketing fees	947,882	913,235	1,850,564	1,832,869
Custodian fees and expenses	92,662	73,748	202,790	170,376
Business permits and licenses fees	40,432	38,249	112,161	87,000
General and administrative expenses	75,677	78,285	170,234	146,976
Other expenses	5,118	-	8,125	-
Total expenses	1,964,714	2,188,607	4,001,638	4,362,420

Expenses waived by the Sponsor	(59,263)	(72,381)	(110,117)	(204,228)

Total expenses, net	1,905,451	2,116,226	3,891,521	4,158,192

Net income (loss)	$(8,856,067)	$(10,934,075)	$(11,963,550)	$(34,436,573)

*The Hashdex Bitcoin Futures ETF was transferred to the Tidal Commodities Trust I as described in Note 1 to these financials. The operations include the activity of the Hashdex Bitcoin Futures ETF through January 3, 2024, the date of liquidation.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2025	June 30, 2024*
Operations
Net income (loss)	$(11,963,550)	$(34,436,573)
Capital transactions
Distribution of Net Assets to Acquiring Fund	-	(2,574,071)
Issuance of Shares	25,926,750	34,967,566
Redemption of Shares	(40,907,875)	(74,628,092)
Net change in the cost of the Underlying Funds	1,247,725	3,173,619
Total capital transactions	$(13,733,400)	$(39,060,978)

Net change in net assets	$(25,696,950)	$(73,497,551)

Net assets, beginning of period	$224,647,418	$314,547,414

Net assets, end of period	$198,950,468	$241,049,863

* The Hashdex Bitcoin Futures ETF was transferred to the Tidal Commodities Trust I as described in Note 1 to these financials. The operations include the activity of the Hashdex Bitcoin Futures ETF through January 3, 2024, the date of liquidation.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2025	June 30, 2024*
Cash flows from operating activities:
Net income (loss)	$(11,963,550)	$(34,436,573)
Adjustments to reconcile net income (loss) to net cash provided by (used) in operating activities:
Net change in unrealized appreciation (depreciation) on commodity and cryptocurrency futures contracts	1,265,461	18,009,338
Changes in operating assets and liabilities:
Due from broker	3,369,811	(8,504,632)
Interest receivable	39,331	153,596
Other assets	(84,338)	(211,833)
Management fee payable to Sponsor	(21,754)	(66,158)
Other liabilities	252,900	(223,031)
Net cash provided by (used in) operating activities	(7,142,139)	(25,279,293)

Cash flows from financing activities:
Distribution to Acquiring Fund upon consummation of merger and liquidation agreement - see Note 1 to the financial statements	-	(2,381,545)
Proceeds from sale of Shares	25,926,750	34,967,566
Redemption of Shares	(40,907,875)	(74,628,092)
Net change in cost of the Underlying Funds	1,247,725	3,173,619
Net cash provided by (used in) financing activities	(13,733,400)	(38,868,452)

Net change in cash and cash equivalents	(20,875,539)	(64,147,745)
Cash and cash equivalents beginning of period	210,940,353	292,237,362
Cash and cash equivalents end of period	$190,064,814	$228,089,617

* The Hashdex Bitcoin Futures ETF was transferred to the Tidal Commodities Trust I as described in Note 1 to these financials. The operations include the activity of the Hashdex Bitcoin Futures ETF through January 3, 2024, the date of liquidation.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Cash and cash equivalents	$42,801,008	$60,998,326
Interest receivable	47,690	78,840
Other assets	18,227	3,171
Equity in trading accounts:
Commodity futures contracts	-	1,936,572
Due from broker	4,709,656	3,738,171
Total equity in trading accounts	4,709,656	5,674,743
Total assets	47,576,581	66,755,080

Liabilities
Management fee payable to Sponsor	38,542	52,375
Other liabilities	87,605	23,050
Equity in trading accounts:
Commodity futures contracts	2,774,440	1,955,417
Total liabilities	2,900,587	2,030,842

Net assets	$44,675,994	$64,724,238

Shares outstanding	2,525,004	3,450,004

Shares Authorized	*	*

Net asset value per share	$17.69	$18.76

Market value per share	$17.70	$18.77

* On April 7, 2022, the Teucrium Corn Fund registered an indeterminate number of shares of the Fund pursuant to Rule 456(d) under the Securities Act of 1933.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

SCHEDULE OF INVESTMENTS

June 30, 2025

(Unaudited)

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
U.S. Bank Deposit Account	4.200%	$1,017,632	$1,017,632	2.28%	1,017,632
Goldman Sachs Financial Square Government Fund - Institutional Class	4.228%	8,266,523	8,266,523	18.50	8,266,523
Total money market funds		$9,284,155	$9,284,155	20.78%

	Maturity				Percentage of	Principal
	Date	Yield	Cost	Fair Value	Net Assets	Amount
Commercial Paper
Broadcom Inc.	July 24, 2025	4.575%	$4,948,125	$4,985,625	11.16%	5,000,000
Brookfield Infrastructure Holdings (Canada) Inc.	July 8, 2025	4.576%	2,473,438	2,497,813	5.59	2,500,000
Crown Castle Inc.	July 24, 2025	4.771%	2,483,681	2,492,493	5.58	2,500,000
Entergy Corporation	July 24, 2025	4.415%	2,480,969	2,493,052	5.58	2,500,000
Harley-Davidson Financial Services, Inc.	July 14, 2025	4.773%	2,482,375	2,495,757	5.59	2,500,000
Marriott International, Inc.	August 14, 2025	4.413%	2,482,781	2,486,708	5.57	2,500,000
The Sherwin-Williams Company	July 15, 2025	4.357%	2,488,056	2,495,819	5.59	2,500,000
VW Credit, Inc.	July 28, 2025	4.537%	2,481,685	2,491,619	5.58	2,500,000
Total Commercial Paper			$22,321,110	$22,438,886	50.24%
Total Cash Equivalents				$31,723,041	71.02%

	Number of		Percentage of	Notional Amount
Description: Liabilities	Contracts	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT corn futures SEP25	763	$1,342,170	3.00%	$15,612,888
CBOT corn futures DEC25	631	1,317,982	2.95	13,424,525
CBOT corn futures DEC26	684	114,288	0.26	15,629,400
Total commodity futures contracts		$2,774,440	6.21%	$44,666,813

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

SCHEDULE OF INVESTMENTS

December 31, 2024

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
U.S. Bank Deposit Account	4.200%	$10,269,737	$10,269,737	15.87%	10,269,737
Goldman Sachs Financial Square Government Fund - Institutional Class	4.410%	12,519,321	12,519,321	19.34	12,519,321
Total money market funds		$22,789,058	$22,789,058	35.21%

	Maturity				Percentage of	Principal
	Date	Yield	Cost	Fair Value	Net Assets	Amount
Commercial Paper
Bell Canada, Inc.	February 4, 2025	4.588%	$2,482,423	$2,489,328	3.85%	2,500,000
Brookfield Infrastructure Holdings (Canada) Inc.	March 6, 2025	4.783%	2,471,931	2,479,111	3.83	2,500,000
Energy Transfer Operating, L.P.	January 24, 2025	4.454%	4,984,728	4,985,950	7.70	5,000,000
General Motors Financial Company, Inc.	January 28, 2025	4.595%	2,474,575	2,491,525	3.85	2,500,000
General Motors Financial Company, Inc.	March 14, 2025	4.524%	2,473,735	2,477,752	3.83	2,500,000
Harley-Davidson Financial Services, Inc.	February 3, 2025	4.791%	4,947,667	4,978,412	7.69	5,000,000
Hyundai Capital America	February 12, 2025	4.568%	2,481,875	2,486,875	3.84	2,500,000
L3Harris Technologies, Inc.	January 21, 2025	4.560%	2,490,000	2,493,750	3.85	2,500,000
VW Credit, Inc.	February 19, 2025	4.568%	2,481,875	2,484,688	3.84	2,500,000
Total Commercial Paper			$27,288,809	$27,367,391	42.28%
Total Cash Equivalents				$50,156,449	77.49%

	Number of		Percentage of	Notional Amount
	Contracts	Fair Value	Net Assets	(Long Exposure)
Commodity futures contracts
United States corn futures contracts
CBOT corn futures MAY25	974	$1,356,124	2.09%	$22,682,025
CBOT corn futures JUL25	829	580,448	0.90	19,429,688
Total commodity futures contracts		$1,936,572	2.99%	$42,111,713

	Number of		Percentage of	Notional Amount
Description: Liabilities	Contracts	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT corn futures DEC25	1,019	$1,955,417	3.02%	$22,609,063

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$(1,168,091)	$(2,200,189)	$(181,948)	$(6,164,524)
Net change in unrealized appreciation (depreciation) on commodity futures contracts	(1,171,337)	(4,967,032)	(2,755,595)	(6,563,202)
Interest income	536,511	937,064	1,197,798	1,885,282
Total income (loss)	(1,802,917)	(6,230,157)	(1,739,745)	(10,842,444)

Expenses
Management fees	123,779	175,488	278,021	353,731
Professional fees	65,562	80,064	149,817	137,102
Distribution and marketing fees	245,629	208,467	492,045	413,931
Custodian fees and expenses	23,803	19,304	54,973	41,276
Business permits and licenses fees	11,444	5,264	23,783	12,394
General and administrative expenses	19,804	17,548	44,920	32,974
Other expenses	1,238	-	1,238	-
Total expenses	491,259	506,135	1,044,797	991,408

Total expenses, net	491,259	506,135	1,044,797	991,408

Net income (loss)	$(2,294,176)	$(6,736,292)	$(2,784,542)	$(11,833,852)

Net increase (decrease) in net asset value per share	$(0.84)	$(1.92)	$(1.07)	$(3.31)
Net income (loss) per weighted average share	$(0.86)	$(1.91)	$(0.95)	$(3.34)
Weighted average shares outstanding	2,673,905	3,523,630	2,945,032	3,538,878

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2025	June 30, 2024
Operations
Net income (loss)	$(2,784,542)	$(11,833,852)
Capital transactions
Issuance of Shares	3,906,120	14,061,223
Redemption of Shares	(21,169,822)	(20,149,363)
Total capital transactions	(17,263,702)	(6,088,140)
Net change in net assets	(20,048,244)	(17,921,992)

Net assets, beginning of period	$64,724,238	$81,050,442

Net assets, end of period	$44,675,994	$63,128,450

Net asset value per share at beginning of period	$18.76	$21.61

Net asset value per share at end of period	$17.69	$18.30

Creation of Shares	200,000	700,000
Redemption of Shares	1,125,000	1,000,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2025	June 30, 2024
Cash flows from operating activities:
Net income (loss)	$(2,784,542)	$(11,833,852)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized depreciation (appreciation) on commodity futures contracts	2,755,595	6,563,202
Changes in operating assets and liabilities:
Due from broker	(971,485)	(4,361,293)
Interest receivable	31,150	33,702
Other assets	(15,056)	(50,741)
Management fee payable to Sponsor	(13,833)	(14,478)
Other liabilities	64,555	(77,664)
Net cash provided by (used in) operating activities	(933,616)	(9,741,124)

Cash flows from financing activities:
Proceeds from sale of Shares	3,906,120	14,061,223
Redemption of Shares	(21,169,822)	(20,149,363)
Net cash provided by (used in) financing activities	(17,263,702)	(6,088,140)

Net change in cash and cash equivalents	(18,197,318)	(15,829,264)
Cash and cash equivalents, beginning of period	60,998,326	76,745,471
Cash and cash equivalents, end of period	$42,801,008	$60,916,207

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Cash and cash equivalents	$25,682,472	$23,806,400
Interest receivable	28,146	33,654
Other assets	11,444	4,286
Equity in trading accounts:
Commodity futures contracts	327,452	-
Due from broker	1,634,552	2,725,790
Total equity in trading accounts	1,962,004	2,725,790
Total assets	27,684,066	26,570,130

Liabilities
Management fee payable to Sponsor	21,183	22,453
Other liabilities	52,029	3,608
Equity in trading accounts:
Commodity futures contracts	946,706	1,321,026
Total liabilities	1,019,918	1,347,087

Net assets	$26,664,148	$25,223,043

Shares outstanding	1,225,004	1,175,004

Shares authorized	*	*

Net asset value per share	$21.77	$21.47

Market value per share	$21.78	$21.48

* On April 7, 2022, the Teucrium Soybean Fund registered an indeterminate number of shares of the Fund pursuant to Rule 456(d) under the Securities Act of 1933.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

SCHEDULE OF INVESTMENTS

June 30, 2025

(Unaudited)

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
U.S. Bank Deposit Account	4.200%	$2,378,072	$2,378,072	8.92%	2,378,072
Goldman Sachs Financial Square Government Fund - Institutional Class	4.228%	5,038,180	5,038,180	18.89	5,038,180
Total money market funds		$7,416,252	$7,416,252	27.81%

	Maturity				Percentage of	Principal
	Date	Yield	Cost	Fair Value	Net Assets	Amount
Commercial Paper
Crown Castle Inc.	July 22, 2025	4.779%	$2,486,590	$2,493,131	9.35%	2,500,000
Crown Castle Inc.	July 24, 2025	4.771%	2,483,681	2,492,493	9.35	2,500,000
Marriott International, Inc.	August 19, 2025	4.381%	2,483,800	2,485,300	9.32	2,500,000
VW Credit, Inc.	July 23, 2025	4.567%	2,482,812	2,493,125	9.35	2,500,000
VW Credit, Inc.	July 28, 2025	4.537%	2,481,685	2,491,619	9.34	2,500,000
Total Commercial Paper			$12,418,568	$12,455,668	46.71%
Total Cash Equivalents				$19,871,920	74.52%

	Number of		Percentage of	Notional Amount
	Contracts	Fair Value	Net Assets	(Long Exposure)
Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures NOV26	177	$327,452	1.23%	$9,321,263

	Number of		Percentage of	Notional Amount
Description: Liabilities	Contracts	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures NOV25	182	$743,159	2.79%	$9,345,700
CBOT soybean futures JAN26	153	203,547	0.76	7,973,213
Total commodity futures contracts		$946,706	3.55%	$17,318,913

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

TEUCRIUM SOYBEAN FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$(35,053)	$(361,327)	$(409,265)	$(2,994,181)
Net change in unrealized appreciation (depreciation) on commodity futures contracts	514,312	(1,628,873)	701,772	(1,032,188)
Interest income	276,434	424,864	557,143	805,275
Total income (loss)	755,693	(1,565,336)	849,650	(3,221,094)

Expenses
Management fees	63,365	80,184	128,797	150,906
Professional fees	33,999	28,740	77,802	67,160
Distribution and marketing fees	131,839	94,051	252,234	194,801
Custodian fees and expenses	10,335	8,019	26,693	16,505
Business permits and licenses fees	9,299	5,223	14,533	11,492
General and administrative expenses	11,406	6,415	24,492	13,487
Other expenses	634	-	634	-
Total expenses	260,877	222,632	525,185	454,351

Total expenses, net	260,877	222,632	525,185	454,351

Net income (loss)	$494,816	$(1,787,968)	$324,465	$(3,675,445)

Net increase (decrease) in net asset value per share	$0.44	$(1.50)	$0.30	$(3.37)
Net income (loss) per weighted average share	$0.42	$(1.38)	$0.27	$(3.04)
Weighted average shares outstanding	1,167,861	1,292,037	1,193,650	1,210,718

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2025	June 30, 2024
Operations
Net income (loss)	$324,465	$(3,675,445)
Capital transactions
Issuance of Shares	3,253,397	11,855,023
Redemption of Shares	(2,136,757)	(9,437,530)
Total capital transactions	1,116,640	2,417,493
Net change in net assets	1,441,105	(1,257,952)

Net assets, beginning of period	$25,223,043	$29,056,020

Net assets, end of period	$26,664,148	$27,798,068

Net asset value per share at beginning of period	$21.47	$27.03

Net asset value per share at end of period	$21.77	$23.66

Creation of Shares	150,000	475,000
Redemption of Shares	100,000	375,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2025	June 30, 2024
Cash flows from operating activities:
Net income (loss)	$324,465	$(3,675,445)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized depreciation (appreciation) on commodity futures contracts	(701,772)	1,032,188
Changes in operating assets and liabilities:
Due from broker	1,091,238	(1,202,641)
Interest receivable	5,508	178
Other assets	(7,158)	(19,050)
Management fee payable to Sponsor	(1,270)	(1,387)
Other liabilities	48,421	(44,974)
Net cash provided by (used in) operating activities	759,432	(3,911,131)

Cash flows from financing activities:
Proceeds from sale of Shares	3,253,397	11,855,023
Redemption of Shares	(2,136,757)	(9,437,530)
Net cash provided by (used in) financing activities	1,116,640	2,417,493

Net change in cash and cash equivalents	1,876,072	(1,493,638)
Cash and cash equivalents beginning of period	23,806,400	28,107,189
Cash and cash equivalents end of period	$25,682,472	$26,613,551

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Cash and cash equivalents	$10,128,966	$11,831,089
Interest receivable	12,032	28,954
Other assets	31,161	7,436
Equity in trading accounts:
Due from broker	688,204	2,255,054
Total assets	10,860,363	14,122,533

Liabilities
Management fee payable to Sponsor	8,391	12,357
Other liabilities	5,819	2,904
Equity in trading accounts:
Commodity futures contracts	470,576	1,560,295
Total liabilities	484,786	1,575,556

Net assets	$10,375,577	$12,546,977

Shares outstanding	950,004	1,100,004

Shares authorized	*	*

Net asset value per share	$10.92	$11.41

Market value per share	$10.96	$11.43

* On April 7, 2022, the Teucrium Sugar Fund registered an indeterminate number of shares of the Fund pursuant to Rule 456(d) under the Securities Act of 1933.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

SCHEDULE OF INVESTMENTS

June 30, 2025

(Unaudited)

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
U.S. Bank Deposit Account	4.200%	$1,104,371	$1,104,371	10.64%	1,104,371
Goldman Sachs Financial Square Government Fund - Institutional Class	4.228%	1,605,403	1,605,403	15.47	1,605,403
Total Money Market Funds		$2,709,774	$2,709,774	26.11%

	Maturity				Percentage of	Principal
	Date	Yield	Cost	Fair Value	Net Assets	Amount
Commercial Paper
The Campbell's Company	July 23, 2025	4.464%	$2,483,500	$2,493,278	24.03%	2,500,000
The Sherwin-Williams Company	July 15, 2025	4.357%	2,488,056	2,495,819	24.05	2,500,000
Total Commercial Paper			$4,971,556	$4,989,097	48.08%
Total Cash Equivalents				$7,698,871	74.19%

	Number of		Percentage of	Notional Amount
Description: Liabilities	Contracts	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States sugar futures contracts
ICE sugar futures MAR26	190	$347,548	3.35%	$3,604,832
ICE sugar futures MAY26	167	68,772	0.66	3,112,346
ICE sugar futures MAR27	188	54,256	0.52	3,655,321
Total commodity futures contracts		$470,576	4.53%	$10,372,499

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

TEUCRIUM SUGAR FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$(750,468)	$(1,669,986)	$(1,251,722)	$(2,152,300)
Net change in unrealized appreciation (depreciation) on commodity futures contracts	(421,808)	248,066	1,089,719	2,121,663
Interest income	112,041	171,316	244,760	395,941
Total income (loss)	(1,060,235)	(1,250,604)	82,757	365,304

Expenses
Management fees	25,999	32,536	57,315	75,095
Professional fees	20,392	20,837	47,973	48,500
Distribution and marketing fees	51,926	69,589	123,349	152,134
Custodian fees and expenses	6,701	6,507	14,530	15,019
Business permits and licenses fees	7,004	12,341	9,509	17,972
General and administrative expenses	5,901	4,757	12,164	9,864
Other expenses	260	-	260	-
Total expenses	118,183	146,567	265,100	318,584

Total expenses, net	118,183	146,567	265,100	318,584

Net income (loss)	$(1,178,418)	$(1,397,171)	$(182,343)	$46,720

Net increase (decrease) in net asset value per share	$(1.30)	$(1.31)	$(0.48)	$(0.26)
Net income (loss) per weighted average share	$(1.30)	$(1.27)	$(0.18)	$0.04
Weighted average shares outstanding	909,894	1,098,081	991,164	1,192,861

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2025	June 30, 2024
Operations
Net income (loss)	$(182,343)	$46,720
Capital transactions
Issuance of Shares	5,454,265	583,255
Redemption of Shares	(7,443,322)	(4,644,525)
Total capital transactions	(1,989,057)	(4,061,270)
Net change in net assets	(2,171,400)	(4,014,550)

Net assets, beginning of period	$12,546,977	$17,720,099

Net assets, end of period	$10,375,577	$13,705,549

Net asset value per share at beginning of period	$11.41	$12.44

Net asset value per share at end of period	$10.92	$12.18

Creation of Shares	475,000	50,000
Redemption of Shares	625,000	350,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2025	June 30, 2024
Cash flows from operating activities:
Net income (loss)	$(182,343)	$46,720
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized depreciation (appreciation) on commodity futures contracts	(1,089,719)	(2,121,663)
Changes in operating assets and liabilities:
Due from broker	1,566,850	2,267,767
Interest receivable	16,922	6,731
Other assets	(23,725)	(10,957)
Management fee payable to Sponsor	(3,966)	(6,794)
Other liabilities	2,915	(27,361)
Net cash provided by (used in) operating activities	286,934	154,443

Cash flows from financing activities:
Proceeds from sale of Shares	5,454,265	583,255
Redemption of Shares	(7,443,322)	(4,644,525)
Net cash provided by (used in) financing activities	(1,989,057)	(4,061,270)

Net change in cash and cash equivalents	(1,702,123)	(3,906,827)
Cash and cash equivalents beginning of period	11,831,089	16,773,745
Cash and cash equivalents end of period	$10,128,966	$12,866,918

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Cash and cash equivalents	$111,438,123	$114,295,968
Interest receivable	81,007	66,768
Other assets	40,284	705
Equity in trading accounts:
Commodity futures contracts	180,770	-
Due from broker	18,191,077	19,874,285
Total assets	129,931,261	134,237,726

Liabilities
Management fee payable to Sponsor	99,462	102,147
Other liabilities	149,713	16,988
Equity in trading accounts:
Commodity futures contracts	12,456,511	11,974,384
Total liabilities	12,705,686	12,093,519

Net assets	$117,225,575	$122,144,207

Shares outstanding	26,325,004	25,300,004

Shares authorized	*	*

Net asset value per share	$4.45	$4.83

Market value per share	$4.44	$4.82

* On March 9, 2022, the Teucrium Wheat Fund registered an indeterminate number of shares of the Fund pursuant to Rule 456(d) under the Securities Act of 1933.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

SCHEDULE OF INVESTMENTS

June 30, 2025

(Unaudited)

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
U.S. Bank Deposit Account	4.200%	$5,199,758	$5,199,758	4.44%	5,199,758
Goldman Sachs Financial Square Government Fund - Institutional Class	4.228%	37,944,706	37,944,706	32.37	37,944,706
Total money market funds		$43,144,464	$43,144,464	36.81%

	Maturity				Percentage of	Principal
	Date	Yield	Cost	Fair Value	Net Assets	Amount
Commercial Paper
Broadcom Inc.	July 17, 2025	4.574%	$4,950,625	$4,990,000	4.26%	5,000,000
Broadcom Inc.	July 24, 2025	4.575%	4,948,125	4,985,625	4.25	5,000,000
Crown Castle Inc.	July 22, 2025	4.779%	2,486,590	2,493,131	2.13	2,500,000
Crown Castle Inc.	July 24, 2025	4.771%	4,967,361	4,984,986	4.25	5,000,000
Entergy Corporation	July 24, 2025	4.415%	2,480,969	2,493,052	2.13	2,500,000
General Motors Financial Company, Inc.	July 2, 2025	4.370%	2,473,125	2,499,701	2.13	2,500,000
Marriott International, Inc.	August 14, 2025	4.413%	7,448,344	7,460,125	6.36	7,500,000
Marriott International, Inc.	August 19, 2025	4.381%	2,483,800	2,485,300	2.12	2,500,000
Marriott International, Inc.	August 21, 2025	4.413%	4,965,563	4,969,188	4.24	5,000,000
Mondelez International, Inc.	August 20, 2025	4.414%	4,963,146	4,969,792	4.24	5,000,000
The Sherwin-Williams Company	July 15, 2025	4.357%	2,488,056	2,495,819	2.13	2,500,000
VW Credit, Inc.	July 23, 2025	4.567%	4,965,625	4,986,250	4.25	5,000,000
VW Credit, Inc.	July 28, 2025	4.537%	2,481,685	2,491,619	2.13	2,500,000
VW Credit, Inc.	August 7, 2025	4.568%	4,963,125	4,976,875	4.25	5,000,000
Total Commercial Paper			$57,066,139	$57,281,463	48.87%
Total Cash Equivalents				$100,425,927	85.68%

	Number of		Percentage of	Notional Amount
	Contracts	Fair Value	Net Assets	(Long Exposure)
Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures DEC26	1,312	$180,770	0.15%	$40,967,200
	Number of		Percentage of	Notional Amount
Description: Liabilities	Contracts	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures SEP25	1,527	$3,388,840	2.89%	$41,095,388
CBOT wheat futures DEC25	1,255	9,067,671	7.74	35,140,000
Total commodity futures contracts		$12,456,511	10.63%	$76,235,388

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

TEUCRIUM WHEAT FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$(6,080,137)	$1,928,371	$(9,540,387)	$(8,108,934)
Net change in unrealized appreciation (depreciation) on commodity futures contracts	(45,543)	(3,691,531)	(301,357)	(12,649,994)
Interest income	1,282,389	1,991,291	2,576,812	4,141,215
Total income (loss)	(4,843,291)	228,131	(7,264,932)	(16,617,713)

Expenses
Management fees	298,015	376,641	598,639	786,840
Professional fees	156,085	225,453	292,184	334,488
Distribution and marketing fees	481,728	537,677	918,507	1,059,505
Custodian fees and expenses	49,700	38,071	102,011	88,591
Business permits and licenses fees	8,941	10,314	50,767	26,722
General and administrative expenses	34,781	49,543	82,881	90,563
Other expenses	2,980	-	5,986	-
Total expenses	1,032,230	1,237,699	2,050,975	2,386,709

Total expenses, net	1,032,230	1,237,699	2,050,975	2,386,709

Net income (loss)	$(5,875,521)	$(1,009,568)	$(9,315,907)	$(19,004,422)

Net increase (decrease) in net asset value per share	$(0.23)	$(0.10)	$(0.38)	$(0.69)
Net income (loss) per weighted average share	$(0.23)	$(0.04)	$(0.37)	$(0.68)
Weighted average shares outstanding	25,965,663	26,291,488	25,411,192	28,141,075

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2025	June 30, 2024
Operations
Net income (loss)	$(9,315,907)	$(19,004,422)
Capital transactions
Issuance of Shares	13,312,968	8,468,065
Redemption of Shares	(8,915,693)	(37,234,226)
Total capital transactions	4,397,275	(28,766,161)
Net change in net assets	(4,918,632)	(47,770,583)

Net assets, beginning of period	$122,144,207	$184,176,669

Net assets, end of period	$117,225,575	$136,406,086

Net asset value per share at beginning of period	$4.83	$5.98

Net asset value per share at end of period	$4.45	$5.29

Creation of Shares	2,850,000	1,525,000
Redemption of Shares	1,825,000	6,550,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2025	June 30, 2024
Cash flows from operating activities:
Net income (loss)	$(9,315,907)	$(19,004,422)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized depreciation (appreciation) on commodity futures contracts	301,357	12,649,994
Changes in operating assets and liabilities:
Due from broker	1,683,208	(5,791,373)
Interest receivable	(14,239)	112,970
Other assets	(39,579)	(137,787)
Management fee payable to Sponsor	(2,685)	(41,446)
Other liabilities	132,725	(70,732)
Net cash provided by (used in) operating activities	(7,255,120)	(12,282,796)

Cash flows from financing activities:
Proceeds from sale of Shares	13,312,968	8,468,065
Redemption of Shares	(8,915,693)	(37,234,226)
Net cash provided by (used in) financing activities	4,397,275	(28,766,161)

Net change in cash and cash equivalents	(2,857,845)	(41,048,957)
Cash and cash equivalents, beginning of period	114,295,968	168,732,086
Cash and cash equivalents, end of period	$111,438,123	$127,683,129

The accompanying notes are an integral part of these financial statements.

TTEUCRIUM AGRICULTURAL FUND

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Cash equivalents	$14,245	$8,570
Interest receivable	45	35
Other assets	-	1,180
Equity in trading accounts:
Investments in securities, at fair value (cost $11,009,654 and $12,632,301 as of June 30, 2025 and December 31, 2024, respectively)	8,740,293	10,344,458
Total assets	8,754,583	10,354,243

Liabilities
Other liabilities	5,116	832

Net assets	$8,749,467	$10,353,411

Shares outstanding	362,502	412,502

Shares authorized	*	*

Net asset value per share	$24.14	$25.10

Market value per share	$24.16	$25.12

* On April 7, 2022, the Teucrium Agricultural Fund registered an indeterminate number of shares of the Fund pursuant to Rule 456(d) under the Securities Act of 1933.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

SCHEDULE OF INVESTMENTS

June 30, 2025

(Unaudited)

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Exchange-traded funds
Teucrium Corn Fund		$3,064,297	$2,193,309	25.07%	123,962
Teucrium Soybean Fund		2,700,036	2,190,373	25.03	100,630
Teucrium Sugar Fund		1,922,205	2,206,043	25.21	201,989
Teucrium Wheat Fund		3,323,116	2,150,568	24.58	482,948
Total exchange-traded funds		$11,009,654	$8,740,293	99.89%

Cash equivalents
Money market funds
U.S. Bank Deposit Account	4.200%	$14,245	$14,245	0.16%	14,245

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

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Income
Realized and unrealized gain (loss) on trading of securities:
Realized gain (loss) on securities	$(261,858)	$(383,943)	$(374,921)	$(614,573)
Net change in unrealized appreciation (depreciation) on securities	(164,615)	(565,125)	18,481	(1,050,679)
Interest income	134	117	241	253
Total income (loss)	(426,339)	(948,951)	(356,199)	(1,664,999)

Expenses
Professional fees	15,747	26,102	27,216	47,465
Distribution and marketing fees	36,760	39,045	64,429	75,223
Custodian fees and expenses	2,123	3,451	4,583	7,066
Business permits and licenses fees	3,744	1,847	13,569	11,672
General and administrative expenses	3,785	5,107	5,777	7,345
Other expenses	6	22	7	88
Total expenses	62,165	75,574	115,581	148,859

Expenses waived by the Sponsor	(59,263)	(72,381)	(110,117)	(141,919)

Total expenses, net	2,902	3,193	5,464	6,940

Net income (loss)	$(429,241)	$(952,144)	$(361,663)	$(1,671,939)

Net increase (decrease) in net asset value per share	$(1.11)	$(1.86)	$(0.96)	$(2.96)
Net income (loss) per weighted average share	$(1.10)	$(1.86)	$(0.91)	$(3.03)
Weighted average shares outstanding	389,288	512,502	396,411	551,513

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2025	June 30, 2024
Operations
Net income (loss)	$(361,663)	$(1,671,939)
Capital transactions
Redemption of Shares	(1,242,281)	(3,162,448)
Total capital transactions	(1,242,281)	(3,162,448)
Net change in net assets	(1,603,944)	(4,834,387)

Net assets, beginning of period	$10,353,411	$18,409,126

Net assets, end of period	$8,749,467	$13,574,739

Net asset value per share at beginning of period	$25.10	$29.45

Net asset value per share at end of period	$24.14	$26.49

Creation of Shares	-	-
Redemption of Shares	50,000	112,500

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2025	June 30, 2024
Cash flows from operating activities:
Net income (loss)	$(361,663)	$(1,671,939)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized depreciation (appreciation) on securities	(18,481)	1,050,679
Changes in operating assets and liabilities:
Net sale of investments in securities	1,622,646	3,788,192
Interest receivable	(10)	15
Other assets	1,180	(3,595)
Other liabilities	4,284	(2,300)
Net cash provided by (used in) operating activities	1,247,956	3,161,052

Cash flows from financing activities:
Redemption of Shares	(1,242,281)	(3,162,448)
Net cash provided by (used in) financing activities	(1,242,281)	(3,162,448)

Net change in cash equivalents	5,675	(1,396)
Cash equivalents, beginning of period	8,570	11,208
Cash equivalents, end of period	$14,245	$9,812

The accompanying notes are an integral part of these financial statements.

NOTES TO COMBINED FINANCIAL STATEMENTS

June 30, 2025

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

Note 2 – Principal Contracts and Agreements

The Sponsor employs U.S. Bank, N.A. as the Custodian for the Funds. The principal business address for U.S. Bank, N.A. is 5065 Wooster Rd, Cincinnati, Ohio 45226. U.S. Bank, N.A. is a national banking association organized and existing under the laws of the United States of America with its principal place of business at Minneapolis, Minnesota. The principal address for U.S. Bancorp Fund Services, LLC doing business as U.S. Bank Global Fund Services (“Global Fund Services”) is 615 E. Michigan Street, Milwaukee, WI 53202. In addition, effective on the Conversion Date, Global Fund Services, a wholly owned subsidiary of U.S. Bank, N.A. commenced serving as administrator for each Fund, performing certain administrative, accounting services, and preparing certain SEC reports on behalf of the Funds, and also became the registrar and transfer agent for each Fund’s Shares. For such services, U.S. Bank N.A. and Global Fund Services will receive an asset-based fee, subject to a minimum annual fee.

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

Three months ended June 30, 2025	CORN	SOYB	CANE	WEAT	TAGS	TRUST
Amount Recognized for Custody Services	$23,803	$10,335	$6,701	$49,700	$2,123	$92,662
Amount of Custody Services Waived	$-	$-	$-	$-	$2,123	$2,123

Amount Recognized for Distribution Services	$8,533	$3,872	$2,305	$18,199	$1,388	$34,297
Amount of Distribution Services Waived	$-	$-	$-	$-	$1,388	$1,388

Amount Recognized for Wilmington Trust	$-	$-	$-	$-	$-	$-
Amount of Wilmington Trust Waived	$-	$-	$-	$-	$-	$-

Three months ended June 30, 2024	CORN	SOYB	CANE	WEAT	TAGS	DEFI	TRUST
Amount Recognized for Custody Services	$19,304	$8,019	$6,507	$38,071	$3,451	$-	$75,352
Amount of Custody Services Waived	$-	$-	$-	$-	$3,451	$-	$3,451

Amount Recognized for Distribution Services	$8,744	$4,293	$2,571	$20,358	$1,396	$-	$37,362
Amount of Distribution Services Waived	$-	$-	$-	$-	$1,396	$-	$1,396

Amount Recognized for Wilmington Trust	$-	$-	$-	$-	$-	$-	$-
Amount of Wilmington Trust Waived	$-	$-	$-	$-	$-	$-	$-

Six months ended June 30, 2025	CORN	SOYB	CANE	WEAT	TAGS	TRUST
Amount Recognized for Custody Services	$54,973	$26,693	$14,530	$102,011	$4,583	$202,790
Amount of Custody Services Waived	$-	$-	$-	$-	$4,583	$4,583

Amount Recognized for Distribution Services	$17,820	$8,560	$5,284	$33,061	$2,408	$67,133
Amount of Distribution Services Waived	$-	$-	$-	$-	$2,408	$2,408

Amount Recognized for Wilmington Trust	$-	$-	$-	$-	$-	$-
Amount of Wilmington Trust Waived	$-	$-	$-	$-	$-	$-

Six months ended June 30, 2024	CORN	SOYB	CANE	WEAT	TAGS	DEFI	TRUST
Amount Recognized for Custody Services	$41,276	$16,505	$15,019	$88,591	$7,066	$1,919	$170,376
Amount of Custody Services Waived	$-	$-	$-	$-	$7,066	$1,919	$8,985

Amount Recognized for Distribution Services	$16,872	$7,356	$6,062	$40,688	$2,923	$-	$73,901
Amount of Distribution Services Waived	$-	$-	$-	$-	$2,923	$-	$2,923

Amount Recognized for Wilmington Trust	$-	$-	$-	$-	$-	$-	$-
Amount of Wilmington Trust Waived	$-	$-	$-	$-	$-	$-	$-

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

Brokerage Commissions

The Sponsor recognizes the expense for brokerage commissions for futures contract trades on a per-trade basis. The below table shows the amounts included on the statements of operations as total brokerage commissions paid inclusive of unrealized loss for the three and six months ended June 30, 2025 and 2024.

	CORN	SOYB	CANE	WEAT	TAGS	DEFI	TRUST
Three months ended June 30, 2025	$11,477	$1,829	$3,781	$18,055	$-	$-	$35,142
Three months ended June 30, 2024	$12,206	$2,186	$3,609	$20,784	$-	$-	$38,785
Six months ended June 30, 2025	$21,549	$5,168	$6,929	$31,989	$-	$-	$65,635
Six months ended June 30, 2024	$21,912	$6,344	$5,617	$36,364	$-	$192	$70,429

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

The Funds are required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Funds file income tax returns in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2022 to 2024, the Funds remain subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Funds recording a tax liability that reduces net assets. Based on their analysis, the Funds have determined that they have not incurred any liability for unrecognized tax benefits as of June 30, 2025, and for the years ended December 31, 2024, 2023 and 2022. However, the Funds’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

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

The Funds recognize interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three and six months ended June 30, 2025 and 2024.

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

June 30, 2025

	CORN	SOYB	CANE	WEAT	TAGS	TRUST
Money Market Funds	$9,284,155	$7,416,252	$2,709,774	$43,144,464	$14,245	$62,568,890
Demand Deposit Savings Accounts	11,077,967	5,810,552	2,430,095	11,012,196	-	30,330,810
Commercial Paper	22,438,886	12,455,668	4,989,097	57,281,463	-	97,165,114
Total cash and cash equivalents as presented on the Statement of Assets and Liabilities	$42,801,008	$25,682,472	$10,128,966	$111,438,123	$14,245	$190,064,814

December 31, 2024

	CORN	SOYB	CANE	WEAT	TAGS	TRUST
Money Market Funds	$22,789,058	$8,146,814	$4,462,098	$46,770,073	$8,570	$82,176,613
Demand Deposit Savings Accounts	10,841,877	5,686,719	2,378,305	10,777,507	-	29,684,408
Commercial Paper	27,367,391	9,972,867	4,990,686	56,748,388	-	99,079,332
Total cash and cash equivalents as presented on the Statement of Assets and Liabilities	$60,998,326	$23,806,400	$11,831,089	$114,295,968	$8,570	$210,940,353

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

Three months ended June 30, 2025	CORN	SOYB	CANE	WEAT	TAGS	TRUST
Recognized Related Party Transactions	$110,241	$48,376	$31,527	$227,576	$17,119	$434,839
Waived Related Party Transactions	$-	$-	$-	$-	$17,119	$17,119

Three months ended June 30, 2024	CORN	SOYB	CANE	WEAT	TAGS	TRUST
Recognized Related Party Transactions	$192,681	$96,831	$53,616	$448,612	$30,321	$822,062
Waived Related Party Transactions	$-	$-	$-	$-	$3,320	$3,320

Six months ended June 30, 2025	CORN	SOYB	CANE	WEAT	TAGS	TRUST
Recognized Related Party Transactions	$270,496	$128,513	$83,569	$485,490	$34,948	$1,003,016
Waived Related Party Transactions	$-	$-	$-	$-	$34,948	$34,948

Six months ended June 30, 2024	CORN	SOYB	CANE	WEAT	TAGS	TRUST
Recognized Related Party Transactions	$329,206	$148,291	$112,143	$790,921	$55,906	$1,436,467
Waived Related Party Transactions	$-	$-	$-	$-	$28,905	$28,905

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

	CORN	SOYB	CANE	WEAT	TAGS	DEFI	TRUST
Three months ended June 30, 2025	$-	$-	$-	$-	$59,263	$-	$59,263
Three months ended June 30, 2024	$-	$-	$-	$-	$72,381	$-	$72,381
Six months ended June 30, 2025	$-	$-	$-	$-	$110,117	$-	$110,117
Six months ended June 30, 2024	$-	$-	$-	$-	$141,919	$62,309	$204,228

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

On June 30, 2025 and December 31, 2024, in the opinion of the Trust, the reported value at the close of the market for each commodity and cryptocurrency contract fairly reflected the value of the futures and no alternative valuations were required other than as described below.

For the three and six months ended June 30, 2025 and year ended December 31, 2024, the Funds did not have any significant transfers between any of the levels of the fair value hierarchy, except for the Wheat Fund DEC 26 commodity futures contracts, which for the quarter ended June 30, 2025 traded with an average daily volume less than 175 contracts. For the quarter ended June 30, 2025, the Wheat Fund DEC 26 futures contracts were reflected as a Level 2 asset.

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

Note 4 – Fair Value Measurements

The Trust’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Trust’s significant accounting policies in Note 3. The following table presents information about the Trust’s assets and liabilities measured at fair value as of June 30, 2025 and December 31, 2024:

Assets:	Level 1	Level 2	Level 3	Balance as of June 30, 2025
Cash Equivalents	$159,734,004	$-	$-	$159,734,004
Commodity Futures Contracts
Soybean futures contracts	327,452	-	-	327,452
Wheat futures contracts	-	180,770	-	180,770
Total	$160,061,456	$180,770	$-	$160,242,226

Liabilities	Level 1	Level 2	Level 3	Balance as of June 30, 2025
Commodity Futures Contracts
Corn futures contracts	$2,774,440	$-	$-	$2,774,440
Soybean futures contracts	946,706	-	-	946,706
Sugar futures contracts	470,576	-	-	470,576
Wheat futures contracts	12,456,511	-	-	12,456,511
Total	$16,648,233	$-	$-	$16,648,233

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2024
Cash Equivalents	$181,255,945	$-	$-	$181,255,945
Commodity Futures Contracts
Corn futures contracts	1,936,572	-	-	1,936,572
Total	$183,192,517	$-	$-	$183,192,517

Liabilities	Level 1	Level 2	Level 3	Balance as of December 31, 2024
Commodity Futures Contracts
Corn futures contracts	$1,955,417	$-	$-	$1,955,417
Soybean futures contracts	1,321,026	-	-	1,321,026
Sugar futures contracts	1,560,295	-	-	1,560,295
Wheat futures contracts	11,974,384	-	-	11,974,384
Total	$16,811,122	$-	$-	$16,811,122

Teucrium Corn Fund

				Balance as of
Assets:	Level 1	Level 2	Level 3	June 30, 2025
Cash Equivalents	$31,723,041	$-	$-	$31,723,041

				Balance as of
Liabilities	Level 1	Level 2	Level 3	June 30, 2025
Commodity Futures Contracts
Corn futures contracts	$2,774,440	$-	$-	$2,774,440

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2024
Cash Equivalents	$50,156,449	$-	$-	$50,156,449
Commodity Futures Contracts
Corn futures contracts	1,936,572	-	-	1,936,572
Total	$52,093,021	$-	$-	$52,093,021

				Balance as of
Liabilities	Level 1	Level 2	Level 3	December 31, 2024
Commodity Futures Contracts
Corn futures contracts	$1,955,417	$-	$-	$1,955,417

Teucrium Soybean Fund

				Balance as of
Assets:	Level 1	Level 2	Level 3	June 30, 2025
Cash Equivalents	$19,871,920	$-	$-	$19,871,920
Commodity Futures Contracts
Soybean futures contracts	327,452	-	-	327,452
Total	$20,199,372	$-	$-	$20,199,372

				Balance as of
Liabilities	Level 1	Level 2	Level 3	June 30, 2025
Commodity Futures Contracts
Soybean futures contracts	$946,706	$-	$-	$946,706

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2024
Cash Equivalents	$18,119,681	$-	$-	$18,119,681

				Balance as of
Liabilities	Level 1	Level 2	Level 3	December 31, 2024
Commodity Futures Contracts
Soybean futures contracts	$1,321,026	$-	$-	$1,321,026

Teucrium Sugar Fund

				Balance as of
Assets:	Level 1	Level 2	Level 3	June 30, 2025
Cash Equivalents	$7,698,871	$-	$-	$7,698,871

				Balance as of
Liabilities	Level 1	Level 2	Level 3	June 30, 2025
Commodity Futures Contracts
Sugar futures contracts	$470,576	$-	$-	$470,576

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2024
Cash Equivalents	$9,452,784	$-	$-	$9,452,784

				Balance as of
Liabilities	Level 1	Level 2	Level 3	December 31, 2024
Commodity Futures Contracts
Sugar futures contracts	$1,560,295	$-	$-	$1,560,295

Teucrium Wheat Fund

				Balance as of
Assets:	Level 1	Level 2	Level 3	June 30, 2025
Cash Equivalents	$100,425,927	$-	$-	$100,425,927
Commodity Futures Contracts
Wheat futures contracts	-	180,770	-	180,770
Total	$100,425,927	$180,770	$-	$100,606,697

				Balance as of
Liabilities	Level 1	Level 2	Level 3	June 30, 2025
Commodity Futures Contracts
Wheat futures contracts	$12,456,511	$-	$-	$12,456,511

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2024
Cash Equivalents	$103,518,461	$-	$-	$103,518,461

				Balance as of
Liabilities	Level 1	Level 2	Level 3	December 31, 2024
Commodity Futures Contracts
Wheat futures contracts	$11,974,384	$-	$-	$11,974,384

Teucrium Agricultural Fund

				Balance as of
Assets:	Level 1	Level 2	Level 3	June 30, 2025
Exchange Traded Funds	$8,740,293	$-	$-	$8,740,293
Cash Equivalents	14,245	-	-	14,245
Total	$8,754,538	$-	$-	$8,754,538

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2024
Exchange Traded Funds	$10,344,458	$-	$-	$10,344,458
Cash Equivalents	8,570	-	-	8,570
Total	$10,353,028	$-	$-	$10,353,028

For the three and six months ended June 30, 2025 and year ended December 31, 2024, the Funds did not have any significant transfers between any of the levels of the fair value hierarchy, except for the Wheat Fund's DEC 26 commodity futures contracts, which for the quarter ended June 30, 2025 traded with an average daily volume less than 175 contracts. For the quarter ended June 30, 2025, the Wheat Fund's DEC 26 futures contracts were reflected as a Level 2 asset. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Funds consider the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Funds utilize derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Funds’ derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Funds are also subject to additional counterparty risk due to the inability of its counterparties to meet the terms of their contracts. For the three and six months ended June 30, 2025 and year ended December 31, 2024, the Funds invested only in commodity and cryptocurrency futures contracts specifically related to each Fund.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk, and held by the FCMs, Marex, and StoneX as of June 30, 2025, and December 31, 2024.

*The amount of collateral presented in Collateral, Due from Broker, is limited to the liability for the futures contracts and accordingly does not include the excess collateral pledged.

Offsetting of Financial Assets and Derivative Assets as of June 30, 2025
	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Teucrium Soybean Fund: Soybean futures contracts	$327,452	$-	$327,452	$327,452	$-	$-
Teucrium Wheat Fund: Wheat futures contracts	180,770	-	180,770	180,770	-	-
Teucrium Commodity Trust Total	$508,222	$-	$508,222	$508,222	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of June 30, 2025
	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity Price
Teucrium Corn Fund: Corn futures contracts	$2,774,440	$-	$2,774,440	$-	$2,774,440	$-
Teucrium Soybean Fund: Soybean futures contracts	946,706	-	946,706	327,452	619,254	-
Teucrium Sugar Fund: Sugar futures contracts	470,576	-	470,576	-	470,576	-
Teucrium Wheat Fund: Wheat futures contracts	12,456,511	-	12,456,511	180,770	12,275,741	-
Teucrium Commodity Trust Total	$16,648,233	$-	$16,648,233	$508,222	$16,140,011	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2024
	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Teucrium Corn Fund: Corn futures contracts	$1,936,572	$-	$1,936,572	$1,936,572	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2024
	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity Price
Teucrium Corn Fund: Corn futures contracts	$1,955,417	$-	$1,955,417	$1,936,572	$18,845	$-
Teucrium Soybean Fund: Soybean futures contracts	1,321,026	-	1,321,026	-	1,321,026	-
Teucrium Sugar Fund: Sugar futures contracts	1,560,295	-	1,560,295	-	1,560,295	-
Teucrium Wheat Fund: Wheat futures contracts	11,974,384	-	11,974,384	-	11,974,384	-
Teucrium Commodity Trust Total	$16,811,122	$-	$16,811,122	$1,936,572	$14,874,550	$-

The following is a summary of realized and unrealized gains (losses) of the derivative instruments utilized by the Trust:

Three months ended June 30, 2025

	Realized Gain (Loss) on Commodity Futures Contracts	Net Change in Unrealized Appreciation (Depreciation) on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(1,168,091)	$(1,171,337)
Soybeans futures contracts	(35,053)	514,312
Sugar futures contracts	(750,468)	(421,808)
Wheat futures contracts	(6,080,137)	(45,543)
Total commodity futures contracts	$(8,033,749)	$(1,124,376)

Three months ended June 30, 2024

	Realized Gain (Loss) on Commodity Futures Contracts	Net Change in Unrealized Appreciation (Depreciation) on Commodity Futures Contracts
Commodity Price and Cryptocurrency Price
Corn futures contracts	$(2,200,189)	$(4,967,032)
Soybeans futures contracts	(361,327)	(1,628,873)
Sugar futures contracts	(1,669,986)	248,066
Wheat futures contracts	1,928,371	(3,691,531)
Total commodity futures contracts	$(2,303,131)	$(10,039,370)

Six months ended June 30, 2025

	Realized Gain (Loss) on Commodity Futures Contracts	Net Change in Unrealized Appreciation (Depreciation) on Commodity Futures Contracts
Commodity Price and Cryptocurrency Price
Corn futures contracts	$(181,948)	$(2,755,595)
Soybeans futures contracts	(409,265)	701,772
Sugar futures contracts	(1,251,722)	1,089,719
Wheat futures contracts	(9,540,387)	(301,357)
Total commodity and cryptocurrency futures contracts	$(11,383,322)	$(1,265,461)

Six months ended June 30, 2024

	Realized Gain (Loss) on Commodity Futures Contracts	Net Change in Unrealized Appreciation (Depreciation) on Commodity Futures Contracts
Commodity Price and Cryptocurrency Price
Corn futures contracts	$(6,164,524)	$(6,563,202)
Soybeans futures contracts	(2,994,181)	(1,032,188)
Sugar futures contracts	(2,152,300)	2,121,663
Wheat futures contracts	(8,108,934)	(12,649,994)
Bitcoin futures Contracts	(78,143)	114,383
Total commodity and cryptocurrency futures contracts	$(19,498,082)	$(18,009,338)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for the futures contracts held for the three and six months ended June 30, 2025 and for the three and six months ended June 30, 2024.

	CORN	SOYB	CANE	WEAT	TRUST
Three Months Ended June 30, 2025	$48,577,146	$25,602,058	$10,449,522	$117,609,738	$202,238,463
Three Months Ended June 30, 2024	$69,348,267	$30,642,254	$12,885,813	$150,223,942	$263,100,275
Six Months Ended June 30, 2025	$51,148,815	$26,178,865	$11,381,595	$111,549,775	$200,259,049
Six Months Ended June 30, 2024	$69,349,283	$29,884,333	$14,917,799	$156,319,890	$270,471,305

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

Note 7 - Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the three and six months ended June 30, 2025 and 2024.This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

Teucrium Corn Fund:

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Per Share Operation Performance
Net asset value at beginning of period	$18.53	$20.22	$18.76	$21.61
Income from investment operations:
Interest income	0.20	0.26	0.41	0.54
Net realized and unrealized gain (loss) on commodity futures contracts	(0.85)	(2.04)	(1.12)	(3.57)
Total expenses, net	(0.19)	(0.14)	(0.36)	(0.28)
Net increase (decrease) in net asset value	(0.84)	(1.92)	(1.07)	(3.31)
Net asset value at end of period	$17.69	$18.30	$17.69	$18.30
Total Return	-4.50%	-9.49%	-5.69%	-15.34%
Ratios to Average Net Assets (Annualized)
Total expenses	3.97%	2.88%	3.76%	2.80%
Total expenses, net	3.97%	2.88%	3.76%	2.80%
Net investment income	0.37%	2.46%	0.55%	2.53%

Teucrium Soybean Fund:

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Per Share Operation Performance
Net asset value at beginning of period	$21.33	$25.16	$21.47	$27.03
Income from investment operations:
Interest income	0.23	0.33	0.46	0.67
Net realized and unrealized gain (loss) on commodity futures contracts	0.43	(1.66)	0.27	(3.66)
Total expenses, net	(0.22)	(0.17)	(0.43)	(0.38)
Net increase (decrease) in net asset value	0.44	(1.50)	0.30	(3.37)
Net asset value at end of period	$21.77	$23.66	$21.77	$23.66
Total Return	2.06%	-5.97%	1.40%	-12.47%
Ratios to Average Net Assets (Annualized)
Total expenses	4.12%	2.78%	4.08%	3.01%
Total expenses, net	4.12%	2.78%	4.08%	3.01%
Net investment income	0.25%	2.52%	0.25%	2.33%

Teucrium Sugar Fund:

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Per Share Operation Performance
Net asset value at beginning of period	$12.22	$13.49	$11.41	$12.44
Income (loss) from investment operations:
Interest income	0.12	0.15	0.24	0.33
Net realized and unrealized gain (loss) on commodity futures contracts	(1.29)	(1.33)	(0.46)	(0.32)
Total expenses, net	(0.13)	(0.13)	(0.27)	(0.27)
Net increase (decrease) in net asset value	(1.30)	(1.31)	(0.49)	(0.26)
Net asset value at end of period	$10.92	$12.18	$10.92	$12.18
Total Return	-10.61%	-9.71%	-4.25%	-2.07%
Ratios to Average Net Assets (Annualized)
Total expenses	4.55%	4.50%	4.63%	4.24%
Total expenses, net	4.55%	4.50%	4.63%	4.24%
Net investment income (loss)	-0.24%	0.76%	-0.35%	1.03%

Teucrium Wheat Fund:

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Per Share Operation Performance
Net asset value at beginning of period	$4.68	$5.39	$4.83	$5.98
Income (loss) from investment operations:
Interest income	0.05	0.07	0.10	0.15
Net realized and unrealized gain (loss) on commodity futures contracts	(0.24)	(0.12)	(0.40)	(0.75)
Total expenses, net	(0.04)	(0.05)	(0.08)	(0.09)
Net increase (decrease) in net asset value	(0.23)	(0.10)	(0.38)	(0.69)
Net asset value at end of period	$4.45	$5.29	$4.45	$5.29
Total Return	-4.90%	-1.74%	-7.76%	-11.50%
Ratios to Average Net Assets (Annualized)
Total expenses	3.46%	3.29%	3.43%	3.03%
Total expenses, net	3.46%	3.29%	3.43%	3.03%
Net investment income	0.84%	2.00%	0.88%	2.23%

Teucrium Agricultural Fund:

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Per Share Operation Performance
Net asset value at beginning of period	$25.25	$28.35	$25.10	$29.45
Income (loss) from investment operations:
Net realized and unrealized gain (loss) on investment transactions	(1.10)	(1.85)	(0.95)	(2.95)
Total expenses, net	(0.01)	(0.01)	(0.01)	(0.01)
Net increase (decrease) in net asset value	(1.11)	(1.86)	(0.96)	(2.96)
Net asset value at end of period	$24.14	$26.49	$24.14	$26.49
Total Return	-4.41%	-6.55%	-3.84%	-10.07%
Ratios to Average Net Assets (Annualized)
Total expenses	2.57%	2.13%	2.32%	1.93%
Total expenses, net	0.12%	0.09%	0.11%	0.09%
Net investment loss	-0.11%	-0.09%	-0.10%	-0.09%

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

Note 8 – Detail of the net assets and shares outstanding of the Funds that are a series of the Trust

The following are the net assets and shares outstanding of each Fund that is a series of the Trust and, thus, in total, comprise the combined net assets of the Trust:

June 30, 2025

	Outstanding
	Shares	Net Assets
Teucrium Corn Fund	2,525,004	$44,675,994
Teucrium Soybean Fund	1,225,004	26,664,148
Teucrium Sugar Fund	950,004	10,375,577
Teucrium Wheat Fund	26,325,004	117,225,575
Teucrium Agricultural Fund:	362,502
Net assets including the investment in the Underlying Funds		8,749,467
Less: Investment in the Underlying Funds		(8,740,293)
Net for the Fund in the combined net assets of the Trust		9,174
Teucrium Commodity Trust Total		$198,950,468

December 31, 2024

	Outstanding
	Shares	Net Assets
Teucrium Corn Fund	3,450,004	$64,724,238
Teucrium Soybean Fund	1,175,004	25,223,043
Teucrium Sugar Fund	1,100,004	12,546,977
Teucrium Wheat Fund	25,300,004	122,144,207
Teucrium Agricultural Fund:	412,502
Net assets including the investment in the Underlying Funds		10,353,411
Less: Investment in the Underlying Funds		(10,344,458)
Net for the Fund in the combined net assets of the Trust		8,953
Teucrium Commodity Trust Total		$224,647,418

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

Each Fund operates with the goal of meeting its respective investment objective, refer to Note 1 for description of investment objectives of each of the Funds. Refer to Note 2 and Note 3 for descriptions of the accounting policies of each of the Funds which are described and are managed by the Sponsor of the Funds. For the three months ended June 30, 2025 and  June 30, 2024 and for the years ended December 31, 2024, 2023, and 2022, the CODM of each Fund, and therefore the CODM of the Trust, evaluates the performance of the Trust by evaluating each Funds' performance.  The CODM assesses relative asset levels as presented in the Fund's statements of assets and liabilities as well as interest income, and the expense categories as presented in the Fund’s statement of operations in determining resources allocation and overall management decisions of that Fund. The Trust eliminates intercompany balances to report the combined results on a Trust level, which primarily relates to TAGS investment in the Underlying Funds.

Note 10 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended June 30, 2025 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Trust and Funds other than those noted below:

Trust:

Nothing to report

CORN:

Nothing to report.

SOYB:

Nothing to report.

CANE:

The total net assets of the Teucrium Sugar Fund increased by 26.1% from June 30, 2025 to August 8, 2025. This was caused by an increase in the shares outstanding by 26.3% and partially offset by a decrease in the NAV per share of (0.2)%.

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

Each Benchmark is rebalanced periodically to ensure that each of the Benchmark Component Futures Contracts is weighted in the same proportion as in the investment objective for each Fund. The following tables reflect the June 30, 2025, Benchmark Component Futures Contracts weights for each of the Funds, the contract held is identified by the generally accepted nomenclature of contract month and year, which may differ from the month in which the contract expires:

CORN Benchmark Component Futures Contracts	NOTIONAL AMT.	WEIGHT (%)
CBOT corn futures SEP25 (763 contracts)	$15,612,888	35%
CBOT corn futures DEC25 (631 contracts)	$13,424,525	30%
CBOT corn futures DEC26 (684 contracts)	$15,629,400	35%

TOTAL	$44,666,813	100%

SOYB Benchmark Component Futures Contracts	NOTIONAL AMT.	WEIGHT (%)
CBOT soybean futures NOV25 (182 contracts)	$9,345,700	35%
CBOT soybean futures JAN26 (153 contracts)	$7,973,213	30%
CBOT soybean futures NOV26 (177 contracts)	$9,321,263	35%

TOTAL	$26,640,176	100%

CANE Benchmark Component Futures Contracts	NOTIONAL AMT.	WEIGHT (%)
ICE sugar futures MAR26 (190 contracts)	$3,604,832	35%
ICE sugar futures MAY26 (167 contracts)	$3,112,346	30%
ICE sugar futures MAR27 (188 contracts)	$3,655,321	35%

TOTAL	$10,372,499	100%

WEAT Benchmark Component Futures Contracts	NOTIONAL AMT.	WEIGHT (%)
CBOT wheat futures SEP25 (1,527 contracts)	$41,095,388	35%
CBOT wheat futures DEC25 (1,255 contracts)	35,140,000	30%
CBOT wheat futures DEC26 (1,312 contracts)	$40,967,200	35%

TOTAL	$117,202,588	100%

TAGS Benchmark Component Shares	FAIR VALUE	WEIGHT (%)
Teucrium Corn Fund	$2,193,309	25%
Teucrium Soybean Fund	$2,190,373	25%
Teucrium Wheat Fund	$2,150,568	25%
Teucrium Sugar Fund	$2,206,043	25%

TOTAL	$8,740,293	100%

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

The Funds seek to earn interest and other income (“interest income”) from cash equivalents that it purchases and, on the cash it holds through the Custodian or other financial institutions. The Sponsor anticipates that the interest income will increase the NAV of each Fund. The Funds apply the interest income to the acquisition of additional investments or use it to pay its expenses. If the Fund reinvests the earned interest income, it makes investments that are consistent with its investment objectives as disclosed. Any cash equivalent invested by a Fund will have original maturity dates of three and nine months or less at inception. Any cash equivalent invested by a Fund will be deemed by the Sponsor to be of investment grade quality. As of June 30, 2025, available cash balances in each of the Funds were invested in the U.S. Bank Demand Deposit Account, Goldman Sachs Financial Square Government Fund, and in commercial paper with maturities of ninety days or less. Additionally, the CORN, SOYB, CANE, and WEAT may invest a portion of the amount of funds required to be deposited with the FCM as initial margin in U.S. Treasury obligations with time to maturity of 90 days or less. The obligations are purchased and held in the respective Fund accounts through the FCM.

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

Performance Summary

This report covers the periods from January 1 to June 30, 2025 for CORN, SOYB, CANE, WEAT, and TAGS. Total expenses are presented both gross and net of any expenses waived or paid by the Sponsor that would have been incurred by the Funds (“expenses waived by the Sponsor”).

CORN Per Share Operation Performance
Net asset value at beginning of period	$18.76
Income from investment operations:
Investment income	0.41
Net realized and unrealized loss on commodity futures contracts	(1.12)
Total expenses	(0.36)
Net decrease in net asset value	(1.07)
Net asset value end of period	$17.69
Total Return	-5.69%
Ratios to Average Net Assets (Annualized)
Total expenses	3.76%
Total expenses, net	3.76%
Net investment income	0.55%

SOYB Per Share Operation Performance
Net asset value at beginning of period	$21.47
Income from investment operations:
Investment income	0.46
Net realized and unrealized loss on commodity futures contracts	0.27
Total expenses, net	(0.43)
Net decrease in net asset value	0.30
Net asset value at end of period	$21.77
Total Return	1.40%
Ratios to Average Net Assets (Annualized)
Total expenses	4.08%
Total expenses, net	4.08%
Net investment income	0.25%

CANE Per Share Operation Performance
Net asset value at beginning of period	$11.41
Income (loss) from investment operations:
Investment income	0.24
Net realized and unrealized gain on commodity futures contracts	(0.46)
Total expenses, net	(0.27)
Net increase in net asset value	(0.49)
Net asset value at end of period	$10.92
Total Return	-4.25%
Ratios to Average Net Assets (Annualized)
Total expenses	4.63%
Total expenses, net	4.63%
Net investment income	-0.35%

WEAT Per Share Operation Performance
Net asset value at beginning of period	$4.83
Income (loss) from investment operations:
Investment income	0.10
Net realized and unrealized loss on commodity futures contracts	(0.40)
Total expenses, net	(0.08)
Net decrease in net asset value	(0.38)
Net asset value at end of period	$4.45
Total Return	-7.76%
Ratios to Average Net Assets (Annualized)
Total expenses	3.43%
Total expenses, net	3.43%
Net investment income	0.88%

TAGS Per Share Operation Performance
Net asset value at beginning of period	$25.10
Income from investment operations:
Net realized and unrealized loss on investment transactions	(0.95)
Total expenses	(0.01)
Net decrease in net asset value	(0.96)
Net asset value at end of period	$24.14
Total Return	-3.84%
Ratios to Average Net Assets (Annualized)
Total expenses	2.32%
Total expenses, net	0.11%
Net investment loss	-0.10%

Past performance of a Fund is not necessarily indicative of future performance.

Results of Operations

The following includes a section for each Fund of the Trust.

The discussion below addresses the material changes in the results of operations for the three and six months ended June 30, 2025 compared to the same period in 2024. The following includes a section for each Fund of the Trust for the periods in which each Fund was in operation. CORN, SOYB, WEAT, CANE and TAGS each operated for the entirety of all periods.

Total expenses for the current and comparative periods are presented both gross and net of any expenses waived or paid by the Sponsor that would have been incurred by the Funds (“expenses waived by the Sponsor”). For all expenses waived in 2024 and 2025, the Sponsor has determined that no reimbursement will be sought in future periods. “Total expenses, net” is after the impact of any expenses waived by the Sponsor, are presented in the same manner as previously reported. There is, therefore, no impact to or change in the Net gain or Net loss in any period for the Trust and each Fund as a result of this change in presentation.

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

On June 30, 2025, CORN held a total of 2,078 CBOT Corn Futures contracts with a notional value of $44,666,813. The contracts had an asset fair value of $0 and a liability fair value of $2,774,440.  The weighting of the notional value of the contracts is as follows: (1) 35% to the SEP25 contracts, the second to expire CBOT Corn Futures Contract, (2) 30% to DEC25 CBOT contracts, the third to expire CBOT Corn Futures Contract, and (3) 35% to DEC26 CBOT contracts, the CBOT Corn Futures Contract expiring in the December following the expiration month of the third to expire contract.

	Quarter Ending	Quarter Ending	Quarter Ending
	June 30, 2025	June 30, 2024	March 31, 2025
Total Net Assets	$44,675,994	$63,128,450	$51,414,972
Shares Outstanding	2,525,004	3,450,004	$2,775,004
Net Asset Value per share	$17.69	$18.30	$18.53
Closing Price	$17.70	$18.31	$18.56

Total net assets for the Fund decreased year over year by (29%), driven by a combination of a decrease in total shares outstanding of (925,000) shares or (27%) and a decrease in the NAV per share of ($0.60) or (3%). The net assets for the Fund decreased by (13%) when comparing June 30, 2025, to March 31, 2025. The change in total net assets year over year, in the opinion of management, was generally due to a combination of a depreciation of commodity prices and investor out-flows which was driven by excess supply estimates, and mandates for plant-based renewable fuels contributing to weakness.

For the Three Months Ended June 30, 2025, compared to the Three Months Ended June 30, 2024

	Three Months Ended	Three Months Ended
	June 30, 2025	June 30, 2024
Average daily total net assets	$49,647,228	$70,580,748
Net realized and unrealized (loss) gain on futures contracts	$(2,339,428)	$(7,167,221)
Interest income earned on cash equivalents	$536,511	$937,064
Annualized interest yield based on average daily total net assets	1.08%	1.33%
Net Income (Loss)	$(2,294,176)	$(6,736,292)
Weighted average share outstanding	2,673,905	3,523,630
Management Fees	$123,779	$175,488
Total gross fees and other expenses excluding management fees	$367,480	$330,647
Brokerage Commissions	$11,477	$12,206
Total gross expense ratio	3.97%	2.88%
Total expense ratio net of expenses waived by the Sponsor	3.97%	2.88%
Net investment gain	0.37%	2.46%
Creation of Shares	200,000	575,000
Redemption of Shares	450,000	575,000

For the Six Months Ended June 30, 2025, compared to the Six Months Ended June 30, 2024

	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024
Average daily total net assets	$56,064,895	$71,135,015
Net realized and unrealized loss on futures contracts	$(2,937,543)	$(12,727,726)
Interest income earned on cash equivalents	$1,197,798	$1,885,282
Annualized interest yield based on average daily total net assets	2.14%	2.65%
Net Loss	$(2,784,542)	$(11,833,852)
Weighted average share outstanding	2,945,032	3,538,878
Management Fees	$278,021	$353,731
Total gross fees and other expenses excluding management fees	$766,776	$637,677
Brokerage Commissions	$21,549	$21,912
Expenses waived by the Sponsor	$-	$-
Total gross expense ratio	3.76%	2.80%
Total expense ratio net of expenses waived by the Sponsor	3.76%	2.80%
Net investment gain	0.55%	2.53%
Creation of Shares	200,000	700,000
Redemption of Shares	1,125,000	1,000,000

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

The decrease in interest and other income year over year was due to lower average net assets and declining interest rates. As a result, the amount of interest income earned was lower in the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024. The Fund seeks to earn interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper. These interest rate levels may be lower or higher than the projected interest rates stated in the prospectuses and thus will impact your breakeven point.

The decrease in management fee paid to the Sponsor is a result of lower average net assets. As a result of the decline in the amount of assets of the Fund, the amount of management fees was lower in the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

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

The increase in total gross fees and other expenses excluding management fees for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 was generally due to the allocation of expenses and total net assets relative to the other Funds. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to June 30, 2025 and serves to illustrate the relative changes of these components.

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

On June 30, 2025, the Fund held a total of 512 CBOT soybean futures contracts with a notional value of $26,640,176. The contracts had an asset fair value of $327,452 and had a liability fair value of $946,706. The weighting of the notional value of the contracts is as follows: (1) 35% to NOV25 CBOT contracts, (2) 30% to JAN26 CBOT contracts, and (3) 35% to NOV26 CBOT contracts.

	Quarter Ending	Quarter Ending	Quarter Ending
	June 30, 2025	June 30, 2024	March 31, 2025
Total Net Assets	$26,664,148	$27,798,068	$25,591,912
Shares Outstanding	1,225,004	1,175,004	1,200,004
Net Asset Value per share	$21.77	$23.66	$21.33
Closing Price	$21.78	$23.65	$21.34

Total net assets for the Fund decreased year over year by (4%), driven by a combination of an increase in total shares outstanding of 50,000 shares or 4% and by a decrease in the NAV per share of ($1.89) or (8%). The net assets for the Fund increased by 4% when comparing June 30, 2025, to March 31, 2025. The change in total net assets year over year, in the opinion of management, was generally due to a combination of a depreciation of commodity prices and investor out-flows which was driven by decreased supply estimates, and mandates for plant-based renewable fuels contributing to weakness.

For the Three Months Ended June 30, 2025, compared to the Three Months Ended June 30, 2024

	Three Months Ended	Three Months Ended
	June 30, 2025	June 30, 2024
Average daily total net assets	$25,415,721	$32,250,016
Net realized and unrealized loss on futures contracts	$479,259	$(1,990,200)
Interest income earned on cash and cash equivalents	$276,434	$424,864
Annualized interest yield based on average daily total net assets	1.09%	1.32%
Net Loss	$494,816	$(1,787,968)
Weighted average share outstanding	1,167,861	1,292,037
Management Fees	$63,365	$80,184
Total gross fees and other expenses excluding management fees	$197,512	$142,448
Brokerage Commissions	$1,829	$2,186
Total gross expense ratio	4.12%	2.78%
Total expense ratio net of expenses waived by the Sponsor	4.12%	2.78%
Net investment gain	0.25%	2.52%
Creation of Shares	75,000	150,000
Redemption of Shares	50,000	325,000

For the Six Months Ended June 30, 2025, compared to the Six Months Ended June 30, 2024

	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024
Average daily total net assets	$25,972,928	$30,347,076
Net realized and unrealized loss on futures contracts	$292,507	$(4,026,369)
Interest income earned on cash and cash equivalents	$557,143	$805,275
Annualized interest yield based on average daily total net assets	2.15%	2.65%
Net Loss	$324,465	$(3,675,445)
Weighted average share outstanding	1,193,650	1,210,718
Management Fees	$128,797	$150,906
Total gross fees and other expenses excluding management fees	$396,388	$303,445
Brokerage Commissions	$5,168	$6,344
Expenses waived by the Sponsor	$-	$-
Total gross expense ratio	4.08%	3.01%
Total expense ratio net of expenses waived by the Sponsor	4.08%	3.01%
Net investment gain	0.25%	2.33%
Creation of Shares	150,000	475,000
Redemption of Shares	100,000	375,000

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

The decrease in interest and other income year over year was due to lower average net assets and declining interest rates. As a result, the amount of interest income earned as a percentage of average daily total net assets was lower in the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024. The Fund seeks to earn interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper. These interest rate levels may be lower or higher than the projected interest rates stated in the prospectuses and thus will impact your breakeven point.

The decrease in management fee paid to the Sponsor is a result of lower average net assets. As a result of the decline in the amount of assets of the Fund, the amount of management fees was lower in the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

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

The increase in total gross fees and other expenses excluding management fees for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 was generally due to the average net assets relative to the other Funds. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to June 30, 2025 and serves to illustrate the relative changes of these components.

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

On June 30, 2025, the Fund held a total of 545 ICE sugar futures contracts with a notional value of $10,372,499. The contracts had an asset fair value of $0 and a liability fair value of $470,576. The weighting of the notional value of the contracts is as follows: (1) 35% to the MAR26 ICE No 11 contracts, (2) 30% to the MAY26 ICE No 11 contracts, and (3) 35% to the MAR27 ICE No 11 contracts.

	Quarter Ending	Quarter Ending	Quarter Ending
	June 30, 2025	June 30, 2024	March 31, 2025
Total Net Assets	$10,375,577	$13,705,549	$10,996,410
Shares Outstanding	950,004	1,125,004	900,004
Net Asset Value per share	$10.92	$12.18	$12.22
Closing Price	$10.96	$12.20	$12.21

Total net assets for the Fund decreased year over year by (24%), driven by a combination of a decrease in total shares outstanding of (175,000) or (16%) and a decrease in the NAV per share of ($1.26) or (10%). The net assets for the Fund decreased by (6%) when comparing June 30, 2025, to March 31, 2025. This change was, in the opinion of management, due to the stabilization of prices worldwide, strong demand and with modestly higher production which accelerated investor interest.

For the Three Months Ended June 30, 2025, compared to the Three Months Ended June 30, 2024

	Three Months Ended	Three Months Ended
	June 30, 2025	June 30, 2024
Average daily total net assets	$10,428,326	$13,085,897
Net realized and unrealized gain on futures contracts	$(1,172,276)	$(1,421,920)
Interest income earned on cash and cash equivalents	$112,041	$171,316
Annualized interest yield based on average daily total net assets	1.07%	1.31%
Net Income	$(1,178,418)	$(1,397,171)
Weighted average share outstanding	909,894	1,098,081
Management Fees	$25,999	$32,536
Total gross fees and other expenses excluding management fees	$92,184	$114,031
Brokerage Commissions	$3,781	$3,609
Total gross expense ratio	4.55%	4.50%
Total expense ratio net of expenses waived by the Sponsor	4.55%	4.50%
Net investment gain	(0.24)%	0.76%
Creation of Shares	275,000	50,000
Redemption of Shares	225,000	150,000

For the Six Months Ended June 30, 2025, compared to the Six Months Ended June 30, 2024

	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024
Average daily total net assets	$11,558,005	$15,101,546
Net realized and unrealized gain on futures contracts	$(162,003)	$(30,637)
Interest income earned on cash and cash equivalents	$244,760	$395,941
Annualized interest yield based on average daily total net assets	2.12%	2.62%
Net Income	$(182,343)	$46,720
Weighted average share outstanding	991,164	1,192,861
Management Fees	$57,315	$75,095
Total gross fees and other expenses excluding management fees	$207,785	$243,489
Brokerage Commissions	$6,929	$5,617
Expenses waived by the Sponsor	$-	$-
Total gross expense ratio	4.63%	4.24%
Total expense ratio net of expenses waived by the Sponsor	4.63%	4.24%
Net investment gain	(0.35)%	1.03%
Creation of Shares	475,000	50,000
Redemption of Shares	625,000	350,000

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

The decrease in interest and other income year over year was due to declining interest rates, and lower average net assets. As a result, the amount of interest income earned as a percentage of average daily total net assets was lower in the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024. The Fund seeks to earn interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper. These interest rate levels may be lower or higher than the projected interest rates stated in the prospectuses and thus will impact your breakeven point.

The decrease in management fee paid to the Sponsor is a result of lower average net assets. As a result of the decline in the amount of assets of the Fund, the amount of management fees was lower in the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

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

The decrease in total gross fees and other expenses excluding management fees for the three and six months ended June 30, 2025, respectively, compared to the three and six months ended June 30, 2024 was generally due to lower average net assets relative to the other Funds. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to June 30, 2025 and serves to illustrate the relative changes of these components.

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
3/31/2025
6/30/2025

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

On June 30, 2025, the Fund held a total of 4,094 CBOT wheat futures contracts with a notional value of $117,202,588. The contracts had an asset fair value of $180,770 and a liability fair value of $12,456,511. The weighting of the notional value contracts is as follows: (1) 35% to SEP25 CBOT contracts, (2) 30% to DEC25 CBOT contracts, and (3) 35% to DEC26 CBOT contracts.

	Quarter Ending	Quarter Ending	Quarter Ending
	June 30, 2025	June 30, 2024	March 31, 2025
Total Net Assets	$117,225,575	$136,406,086	$115,071,133
Shares Outstanding	26,325,004	25,775,004	24,575,004
Net Asset Value per share	$4.45	$5.29	$4.68
Closing Price	$4.44	$5.31	$4.68

Total net assets for the Fund decreased year over year by (14%), driven by an increase in the shares outstanding of 550,000 or 2%, and a decrease in the NAV per share of ($0.84) or (16%). The net assets for the Fund increased by 2% when comparing June 30, 2025 to March 31, 2025. The change in total net assets year over year, in the opinion of management, was generally due to a combination of the depreciation of commodity prices and investor in-flows which may be attributed to ample wheat stocks from Russia and record exports flowing from the Black Sea continue to weigh on global wheat prices.

For the Three Months Ended June 30, 2025, compared to the Three Months Ended June 30, 2024

	Three Months Ended	Three Months Ended
	June 30, 2025	June 30, 2024
Average daily total net assets	$119,533,697	$151,483,919
Net realized and unrealized loss on futures contracts	$(6,125,680)	$(1,763,160)
Interest income earned on cash and cash equivalents	$1,282,389	$1,991,291
Annualized interest yield based on average daily total net assets	1.07%	1.31%
Net Loss	$(5,875,521)	$(1,009,568)
Weighted average share outstanding	25,965,663	26,291,488
Management Fees	$298,015	$376,641
Total gross fees and other expenses excluding management fees	$734,215	$861,058
Brokerage Commissions	$18,055	$20,784
Total gross expense ratio	3.46%	3.29%
Total expense ratio net of expenses waived by the Sponsor	3.46%	3.29%
Net investment gain	0.84%	2.00%
Creation of Shares	2,225,000	1,050,000
Redemption of Shares	475,000	4,525,000

For the Six Months Ended June 30, 2025, compared to the Six Months Ended June 30, 2024

	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024
Average daily total net assets	$120,720,123	$158,232,566
Net realized and unrealized loss on futures contracts	$(9,841,744)	$(20,758,928)
Interest income earned on cash and cash equivalents	$2,576,812	$4,141,215
Annualized interest yield based on average daily total net assets	2.13%	2.62%
Net Loss	$(9,315,907)	$(19,004,422)
Weighted average share outstanding	25,411,192	28,141,075
Management Fees	$598,639	$786,840
Total gross fees and other expenses excluding management fees	$1,452,336	$1,599,869
Brokerage Commissions	$31,989	$36,364
Total gross expense ratio	3.43%	3.03%
Total expense ratio net of expenses waived by the Sponsor	3.43%	3.03%
Net investment gain	0.88%	2.23%
Creation of Shares	2,850,000	1,525,000
Redemption of Shares	1,825,000	6,550,000

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

The decrease in interest and other income year over year was due to a decrease in average net assets and declining interest rates. As a result, the amount of interest income earned as a percentage of average daily total net assets was lower and slightly higher in the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024. The Fund seeks to earn interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper. These interest rate levels may be lower or higher than the projected interest rates stated in the prospectuses and thus will impact your breakeven point.

The decrease in management fee paid to the Sponsor is a result of lower average net assets. As a result of the decline in the amount of assets of the Fund, the amount of management fees was lower in the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

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

The decrease in total gross fees and other expenses excluding management fees for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 was generally due to a decrease in average net assets relative to the other Funds. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to June 30, 2025 and serves to illustrate the relative changes of these components.

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

The investment objective of each Underlying Fund is to have the daily changes in percentage terms of its shares’ NAV reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for certain Futures Contracts for the commodity specified in the Underlying Fund’s name. (This weighted average is referred to herein as the Underlying Fund’s “Benchmark,” the Futures Contracts that at any given time make up an Underlying Fund’s Benchmark are referred to herein as the Underlying Fund’s “Benchmark Component Futures Contracts,” and the commodity specified in the Underlying Fund’s name is referred to herein as its “Specified Commodity.”) Specifically, CORN's Benchmark is: (1) the second to expire Futures Contract for corn traded on the Chicago Board of Trade (“CBOT”), weighted 35%, (2) the third to expire CBOT corn Futures Contract, weighted 30%, and (3) the CBOT corn Futures Contract expiring in the December following the expiration month of the third to expire contract, weighted 35%. WEAT’s Benchmark is: (1) the second to expire CBOT wheat Futures Contract, weighted 35%, (2) the third to expire CBOT wheat Futures Contract, weighted 30%, and (3) the CBOT wheat Futures Contract expiring in the December following the expiration month of the third to expire contract, weighted 35%. SOYB’s Benchmark is: (1) the second to expire CBOT soybean Futures Contract, weighted 35%, (2) the third to expire CBOT soybean Futures Contract, weighted 30%, and (3) the CBOT soybean Futures Contract expiring in the November following the expiration month of the third to expire contract, weighted 35%, except that CBOT soybean Futures Contracts expiring in August and September will not be part of the SOYB’s Benchmark because of the less liquid market for these Futures Contracts. CANE’s Benchmark is: (1) the second to expire Sugar No. 11 Futures Contract traded on ICE Futures US (“ICE Futures”), weighted 35%, (2) the third to expire ICE Futures Sugar No. 11 Futures Contract, weighted 30%, and (3) the ICE Futures Sugar No. 11 Futures Contract expiring in the March following the expiration month of the third to expire contract, weighted 35%.

On June 30, 2025, the Fund held: 1) 123,962 shares of CORN with a fair value of $2,193,309; 2) 482,948 shares of WEAT with a fair value of $3,323,116; 3) 100,630 shares of SOYB with a fair value of $2,190,373; and 4) 201,989 shares of CANE with a fair value of $1,922,205. The weighting on June 30, 2025 was 25% to CORN, 25% to WEAT, 25% to SOYB and 25% to CANE.

	Quarter Ending	Quarter Ending	Quarter Ending
	June 30, 2025	June 30, 2024	March 31, 2025
Total Net Assets	$8,749,467	$13,574,739	$10,099,483
Shares Outstanding	362,502	512,502	400,002
Net Asset Value per share	$24.14	$26.49	$25.25
Closing Price	$24.16	$26.52	$25.24

Total net assets for the Fund decreased year over year by (36%), driven by a decrease in shares outstanding of (150,000) shares or (29%) and a decrease in the NAV/share of ($2.35) or (9%). The net assets for the Fund decreased by (13%) when comparing June 30, 2025 to March 31, 2025. The change in total net assets year over year, in the opinion of management, was generally due to a combination of depreciation of commodity prices and investor out-flows which was driven by the ample supply estimates and stabilization of prices worldwide.

For the Three Months Ended June 30, 2025, compared to the Three Months Ended June 30, 2024

	Three Months Ended	Three Months Ended
	June 30, 2025	June 30, 2024
Average daily total net assets	$9,696,762	$14,272,177
Net realized and unrealized gain (loss) on securities	$(426,473)	$(949,068)
Interest income earned on cash equivalents	$134	$117
Annualized interest yield based on average daily total net assets	0.00%	0.00%
Net Income (loss)	$(429,241)	$(952,144)
Weighted average share outstanding	389,288	512,502
Total gross fees and other expenses	$62,165	$75,574
Expenses waived by the Sponsor	$(59,263)	$(72,381)
Total gross expense ratio	2.57%	2.13%
Total expense ratio net of expenses waived by the Sponsor	0.12%	0.09%
Net investment loss	(0.11)%	(0.09)%
Creation of Shares	-	-
Redemption of Shares	37,500	-

For the Six Months Ended June 30, 2025, compared to the Six Months Ended June 30, 2024

	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024
Average daily total net assets	$10,042,672	$15,507,515
Net realized and unrealized loss on securities	$(356,440)	$(1,665,252)
Interest income earned on cash equivalents	$241	$253
Annualized interest yield based on average daily total net assets	0.00%	0.00%
Net Loss	$(361,663)	$(1,671,939)
Weighted average share outstanding	396,411	551,513
Total gross fees and other expenses	$115,581	$148,859
Expenses waived by the Sponsor	$(110,117)	$(141,919)
Total gross expense ratio	2.32%	1.93%
Total expense ratio net of expenses waived by the Sponsor	0.11%	0.09%
Net investment loss	(0.10)%	(0.09)%
Creation of Shares	-	-
Redemption of Shares	50,000	112,500

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

The decrease in total gross fees and other expenses for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 was generally due to the decrease in average net assets and the net assets relative to the other Funds. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to June 30, 2025 and serves to illustrate the relative changes of these components.

Market Outlook

The Corn Market

Corn is currently the most widely produced livestock feed grain in the United States. The two largest demands of the United States’ corn crop are used in livestock feed and ethanol production. Corn is also processed into food and industrial products, including starch, sweeteners, corn oil, beverages, and industrial alcohol. The United States Department of Agriculture (“USDA”) publishes weekly, monthly, quarterly, and annual updates for U.S. domestic and worldwide corn production and consumption, and for other grains such as soybeans and wheat which can be used in some cases as a substitute for corn. These reports are available on the USDA’s website, www.usda.gov, at no charge. The outlook provided below is from the July 2025 USDA report.

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

The United States is the world’s leading producer and exporter of corn. For the Crop Year 2025-26, the USDA estimates that the U.S. will produce approximately 32% of all the corn globally, of which about 17% will be exported. For 2025-2026, based on the July 2025, USDA reports, global consumption of 1,276 Million Metric Tons (MMT) is expected to be slightly higher than global production of 1,264 MMT. If the global demand for corn is not equal to global supply, this may have an impact on the price of corn. Besides the United States, other principal world corn exporters include Argentina, Brazil, Russia, South Africa, and Ukraine. Major import nations include Mexico, Japan, the European Union (EU), South Korea, Egypt, and parts of Southeast Asia. China’s production at 295 MMT is approximately 9% less than its domestic usage.

According to the USDA, global corn consumption has increased just over 652% from crop years 1960/1961 to 2025/2026 as demonstrated by the graph below and is projected to continue to grow in coming years. Consumption growth is the result of a combination of many factors including: 1) global population growth, which, according to the U.S. Census Department, is estimated to reach 9.7 billion by 2050; 2) a growing global middle class which is increasing the demand for protein and meat-based products globally and most significantly in developing countries; and 3) increased use of biofuels, including ethanol in the United States.

Global corn consumption may fluctuate year over year due to any number of reasons which may include, but is not limited to, economic conditions, global health concerns, international trade policy. Corn is a staple commodity used pervasively across the globe so that any contractions in consumption may only be temporary as has historically been the case.

While global consumption of corn has increased over the 1960/1961-2025/2026 period, so has production, driven by increases in acres planted and yield per acre. However, according to the USDA and United Nations, future growth in planted acres and yield may be inhibited by lower productive land, and lack of infrastructure and transportation. In addition, agricultural crops such as corn are highly weather dependent for yield and therefore susceptible to changing weather patterns. In addition, given the current production/consumption patterns, nearly 100% of all corn produced globally is consumed which leaves minimal excess inventory if production issues arise.

The price per bushel of corn in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to May 2025.

On July 11, 2025, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2025-26. The exhibit below provides a summary of historical and current information for United States corn production.

U.S. Corn Supply/Demand Balance
Marketing Year September - August
Million Bushels
											July 11 Est.	24-25 to	July 11 Est.	25-26 to
											USDA	23-24	USDA	24-25
Crop Year	14-15	15-16	16-17	17-18	18-19	19-20	20-21	21-22	22-23	23-24	24-25	% Change	25-26	% Change
Planted Acres	90.6	88.0	94.0	90.2	88.9	89.7	90.7	92.9	88.2	94.6	90.6	-4%	95.2	5%
Harvested Acres	83.1	80.8	86.7	82.7	81.3	81.3	82.3	85.0	78.7	86.5	82.9	-4%	86.8	5%
Difference	7.5	7.2	7.3	7.5	7.6	8.4	8.4	7.9	9.5	8.1	7.7	-5%	8.4	9%
Yield	171.0	168.4	174.6	176.6	176.4	167.5	171.4	176.7	173.4	177.3	179.3	1%	181.0	1%

Beginning Stocks	1,232	1,731	1,737	2,293	2,140	2,221	1,919	1,235	1,377	1,360	1,763	30%	1,340	-24%
Production	14,216	13,602	15,148	14,609	14,340	13,620	14,111	15,018	13,651	15,341	14,867	-3%	15,705	6%
Imports	32	68	57	36	28	42	24	24	39	28	25	-11%	25	0%
Total Supply	15,479	15,401	16,942	16,939	16,509	15,883	16,055	16,277	15,066	16,729	16,655	0%	17,070	2%

Feed	5,280	5,114	5,470	5,304	5,429	5,900	5,607	5,671	5,486	5,843	5,675	-3%	5,850	3%
Food/Seed/Industrial	6,601	6,648	6,885	7,057	6,793	6,286	6,467	6,757	6,558	6,868	6,890	0%	6,885	0%
Ethanol for Fuel(incld above)	5,200	5,224	5,432	5,605	5,378	4,857	5,028	5,320	5,176	5,478	5,500	0%	5,500	0%
Exports	1,867	1,901	2,294	2,438	2,066	1,777	2,747	2,472	1,662	2,255	2,750	22%	2,675	-3%
Total Usage	13,748	13,664	14,650	14,798	14,288	13,963	14,821	14,900	13,706	14,966	15,315	2%	15,410	1%

Ending Stocks (Inventory)	1,731	1,737	2,293	2,140	2,221	1,919	1,235	1,377	1,360	1,763	1,340	-24%	1,660	24%

Stocks/Use Ratio	13%	13%	16%	14%	16%	14%	8%	9%	10%	12%	9%	-26%	11%	23%
farm Price ($/bushel)	$ 3.70	$ 3.61	$ 3.36	$ 3.36	$3.61	$3.56	$4.53	$6.00	$6.54	$4.55	$4.30		$4.20

Calculations:
Demand per day (incld expt)¹	37.7	37.4	40.1	40.5	39.1	38.3	40.6	40.8	37.6	41.0	42.0	2%	42.2	1%
Carry-out days supply	46.0	46.4	57.1	52.8	56.7	50.2	30.4	33.7	36.2	43.0	31.9	-26%	39.3	23%
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

The Soybean Market

Global soybean production is concentrated in the U.S., Brazil, Argentina, and China. The USDA has estimated that, for the Crop Year 2025-26, the United States will produce approximately 118 MMT of soybeans or approximately 28% of estimated world production, with Brazil production at 175 MMT. Argentina is projected to produce about 49 MMT. For 2025-26, based on the July 2025 USDA report, global consumption of 425 MMT is estimated slightly lower than global production of 428 MMT. If the global demand for soybeans is not equal to global supply, this may have an impact on the price of soybeans. Global soybean consumption may fluctuate year over year due to any number of reasons which may include, but is not limited to, economic conditions, global health concerns, and international trade policy. Soybeans are a staple commodity used pervasively across the globe so that any contractions in consumption may only be temporary as has historically been the case. The USDA publishes weekly, monthly, quarterly, and annual updates for U.S. domestic and worldwide soybean production and consumption. These reports are available on the USDA’s website, www.usda.gov, at no charge. The outlook provided below is from the July 2025 USDA report.

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

The price per bushel of soybeans in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to May 2025.

USDA Historical Price of Soybeans/Bushel by Month
United States
Jan 2007 - May 2025
$18.00
$16.00
$14.00
$12.00
$10.00
$8.00
$6.00
$4.00
Jan-07
Jan-08
Jan-09
Jan-10
Jan-11
Jan-12
Jan-13
Jan-14
Jan-15
Jan-16
Jan-17
Jan-18
Jan-19
Jan-20
Jan-21
Jan-22
Jan-23
Jan-24
Jan-25
Jan-26

On July 11, 2025, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2025-26. The exhibit below provides a summary of historical and current information for United States soybean production.

U.S. Soybean Supply/Demand Balance
Marketing Year September - August
Million Bushels
											July 11 Est.	24-25 to	July 11 Est.	25-26 to
											USDA	23-24	USDA	24-25
Crop Year	14-15	15-16	16-17	17-18	18-19	19-20	20-21	21-22	22-23	23-24	24-25	% Change	25-26	% Change
Planted Acres	83.3	82.7	83.5	90.2	89.2	76.1	83.4	87.2	87.5	83.6	87.1	4%	83.4	-4%
Harvested Acres	82.6	81.7	82.7	89.5	87.6	74.9	82.6	86.3	86.2	82.3	86.1	5%	82.5	-4%
Difference	0.7	1.0	0.8	0.7	1.6	1.2	0.8	0.9	1.3	1.3	1.0	-23%	0.9	-10%
Yield	47.5	48.0	51.9	49.3	50.6	47.4	51.0	51.7	49.6	50.6	50.7	0%	52.5	4%

Beginning Stocks	92	191	197	302	438	909	525	257	274	264	342	30%	350	2%
Production	3,927	3,926	4,296	4,412	4,428	3,552	4,216	4,464	4,270	4,162	4,366	5%	4,335	-1%
Imports	33	24	22	22	14	15	20	16	25	21	25	19%	20	-20%
Total Supply	4,052	4,140	4,516	4,735	4,880	4,476	4,761	4,737	4,569	4,447	4,734	6%	4,705	-1%

Crushings	1,873	1,886	1,901	2,055	2,092	2,165	2,141	2,204	2,212	2,285	2,420	6%	2,540	5%
Seed, Feed and Residual	146	115	147	109	127	108	97	107	113	119	99	-17%	110	11%
Exports	1,842	1,942	2,166	2,134	1,752	1,679	2,266	2,152	1,980	1,700	1,865	10%	1,745	-6%
Total Usage	3,862	3,944	4,214	4,297	3,971	3,952	4,504	4,463	4,305	4,105	4,384	7%	4,395	0%

Ending Stocks (Inventory)	191	197	302	438	909	525	257	274	264	342	350	2%	310	-11%

Stocks/Use Ratio	4.9%	5.0%	7.2%	10.2%	22.9%	13.3%	5.7%	6.1%	6.1%	8.3%	8%	-4%	7.1%	-12%
farm Price ($/bushel)	$ 10.10	$ 8.95	$ 9.47	$ 9.33	$ 8.48	$8.57	$10.80	$13.30	$14.20	$12.40	$10.00		$10.10

Calculations:
Demand per day (incld expt)¹	10.6	10.8	11.5	11.8	10.9	10.8	12.3	12.2	11.8	11.2	12.0	7%	12.0	0%
Carry-out days supply	18.1	18.2	26.2	37.2	83.6	48.5	20.8	22.4	22.4	30.4	29.1	-4%	25.7	-12%
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

The USDA publishes two major reports annually on U.S. domestic and worldwide sugar production and consumption. These are usually released in November and May. In addition, the USDA publishes periodic, but not as comprehensive, reports on sugar monthly. These reports are available on the USDA’s website, www.usda.gov, at no charge. The USDA’s May 2025 report for the 2025-26 Marketing year estimated global production of 189.3 MMT with higher production in Brazil and India  expected to more than offset declines in the European Union. Consumption is expected to remain mostly unchanged. Stocks are forecasted to rise primarily due to  India and China. Sugar is a staple commodity used pervasively across the globe so that any contractions in consumption may only be temporary as has historically been the case.

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

The Wheat Market

Wheat is used to produce flour, the key ingredient for breads, pasta, crackers, and many other food products, as well as several industrial products such as starches and adhesives. Wheat by-products are used in livestock feeds. Wheat is the principal food grain produced in the United States, and the United States’ output of wheat is typically exceeded only by that of China, the European Union, Russia, and India. The USDA estimates that for 2025-26, the principal global producers of wheat will be the EU, Russia, Ukraine, China, India, the United States, Australia, and Canada. The U.S. generates approximately 6% of global production, with approximately 44% of that being exported. For 2025-26, based on the July 2025 USDA report, global consumption of 811 MMT is estimated to be slightly higher than production of 809 MMT. If the global demand for wheat is not equal to global supply, this may have an impact on the price of wheat. Global wheat consumption may fluctuate year over year due to any number of reasons which may include, but is not limited to, economic conditions, global health concerns, international trade policy. Wheat is a staple commodity used pervasively across the globe so that any contractions in consumption may only be temporary as has historically been the case. The USDA publishes weekly, monthly, quarterly, and annual updates for U.S. domestic and worldwide wheat production and consumption. These reports are available on the USDA’s website, www.usda.gov, at no charge. The outlook provided herein is from the July 2025 USDA report.

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

The price per bushel of wheat in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to May 2025.

On July 11, 2025, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2025-26. The exhibit below provides a summary of historical and current information for United States wheat production.

U.S. Wheat Supply/Demand Balance
Marketing Year June - May
Million Bushels
											July 11 Est.	24-25 to	July 11 Est.	25-26 to
											USDA	23-24	USDA	24-25
Crop Year	14-15	15-16	16-17	17-18	18-19	19-20	20-21	21-22	22-23	23-24	24-25	% Change	25-26	% Change
Planted Acres	56.8	55.0	50.1	46.1	47.8	45.5	44.5	46.7	45.8	49.6	46.1	-7%	45.5	-1%
Harvested Acres	46.4	47.3	43.8	37.6	39.6	37.4	36.8	37.1	35.5	37.1	38.5	4%	36.6	-5%
Difference	10.4	7.7	6.3	8.5	8.2	8.1	7.7	9.6	10.3	12.5	7.6	-39%	8.9	17%
Yield	43.7	43.6	52.7	46.4	47.6	51.7	49.7	44.3	46.5	48.7	51.2	5%	52.6	3%

Beginning Stocks	590	752	976	1,181	1,099	1,080	1,028	845	674	570	696	22%	851	22%
Production	2,026	2,062	2,309	1,741	1,885	1,932	1,828	1,646	1,650	1,804	1,971	9%	1,929	-2%
Imports	151	113	118	158	135	104	100	96	122	138	149	8%	120	-19%
Total Supply	2,768	2,927	3,402	3,080	3,119	3,116	2,956	2,588	2,446	2,511	2,817	12%	2,899	3%

Food	958	957	949	964	954	962	961	971	972	961	975	1%	977	0%
Seed	79	67	61	63	59	62	64	58	68	62	62	0%	62	0%
Feed and residual	114	149	160	47	88	95	93	88	74	86	103	20%	120	17%
Exports	864	778	1,051	906	937	969	994	796	762	706	826	17%	850	3%
Total Usage	2,015	1,951	2,222	1,981	2,039	2,087	2,111	1,913	1,876	1,815	1,966	8%	2,009	2%

Ending Stocks (Inventory)	752	976	1181	1099	1,080	1,028	845	674	570	696	851	22%	890	5%

Stocks/Use Ratio	37.3%	50.0%	53.2%	55.5%	53.0%	49.3%	40.0%	35.2%	30.4%	38.3%	43.3%	13%	44.3%	2%
farm Price ($/bushel)	$ 5.99	$ 4.89	$ 3.89	$ 4.72	$ 5.16	$4.58	$5.05	$7.63	$8.83	$6.96	$5.52		$5.40

Calculations:
Demand per day (incld expt)¹	5.5	5.3	6.1	5.4	5.6	5.7	5.8	5.2	5.1	5.0	5.4	8%	5.5	2%
Carry-out days supply	136.2	182.6	194.0	202.5	193.3	179.8	146.1	128.6	110.9	140.0	158.0	13%	161.7	2%
¹ in millions of bushels per day

Calculating the Net Asset Value

The NAV of each Fund is calculated by:

•	taking the current market value of its total assets, and
•	subtracting any liabilities.

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

Off Balance Sheet Financing

As of June 30, 2025, neither the Trust nor any of the Funds has any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Funds. While the exposure of each Fund under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial positions of each Fund.

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

During the period from January 1, 2025 through June 30, 2025 the average daily change in the NAV of each Fund was within plus/minus 10 percent of the average daily change in the Benchmark of each Fund, as stated in the applicable prospectus for each Fund.

Frequency Distribution of Premiums and Discounts: NAV versus the 4 p.m. Bid/Ask Midpoint on the NYSE Arca.

CORN

	Q3 2024	Q4 2024	Q1 2025	Q2 2025	Total
Days at premium	30	25	18	19	92
Days at NAV	8	8	4	3	23
Days at discount	26	31	39	40	136

The performance data above for the Teucrium Corn Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

SOYB

	Q3 2024	Q4 2024	Q1 2025	Q2 2025	Total
Days at premium	35	27	28	27	117
Days at NAV	5	6	7	7	25
Days at discount	24	31	26	28	109

The performance data above for the Teucrium Soybean Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

CANE

	Q3 2024	Q4 2024	Q1 2025	Q2 2025	Total
Days at premium	34	35	18	31	118
Days at NAV	7	9	8	9	33
Days at discount	23	20	35	22	100

The performance data above for the Teucrium Sugar Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

WEAT

	Q3 2024	Q4 2024	Q1 2025	Q2 2025	Total
Days at premium	28	18	23	23	92
Days at NAV	23	22	25	23	93
Days at discount	13	24	13	16	66

The performance data above for the Teucrium Wheat Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

TAGS

	Q3 2024	Q4 2024	Q1 2025	Q2 2025	Total
Days at premium	35	29	14	30	108
Days at NAV	9	7	9	10	35
Days at discount	20	28	38	22	108

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

The tables below present a quantitative analysis of hypothetical impact of price decreases and increases in each of the commodity or cryptocurrency futures contracts held by each of the Funds, or the Underlying Funds in the case of TAGS, on the actual holdings and NAV per share as of June 30, 2025. For purposes of this analysis, all futures contracts held by the Funds and the Underlying Funds are assumed to change by the same percentage. In addition, the cash held by the Funds and any management fees paid to the Sponsor are assumed to remain constant and not impact the NAV per share. There may be very slight and immaterial differences, due to rounding, in the tables presented below.

CORN:

	June 30, 2025 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of June 30, 2025	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Corn Futures SEP25	763	$4.0925	$15,612,888	$14,051,599	$13,270,955	$12,490,310	$17,174,177	$17,954,821	$18,735,466
CBOT Corn Futures DEC25	631	$4.2550	$13,424,525	$12,082,073	$11,410,846	$10,739,620	$14,766,978	$15,438,204	$16,109,430
CBOT Corn Futures DEC26	684	$4.5700	$15,629,400	$14,066,460	$13,284,990	$12,503,520	$17,192,340	$17,973,810	$18,755,280
Total CBOT Corn Futures			$44,666,813	$40,200,132	$37,966,791	$35,733,450	$49,133,495	$51,366,835	$53,600,176

Shares outstanding			2,525,004	2,525,004	2,525,004	2,525,004	2,525,004	2,525,004	2,525,004

Net Asset Value per Share attributable directly to CBOT Corn Futures			$17.69	$15.92	$15.04	$14.15	$19.46	$20.34	$21.23
Total Net Asset Value per Share as reported			$17.69
Change in the Net Asset Value per Share				$(1.77)	$(2.65)	$(3.54)	$1.77	$2.65	$3.54

Percent Change in the Net Asset Value per Share				-10.00%	-15.00%	-20.00%	10.00%	15.00%	20.00%

SOYB:

	June 30, 2025 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of June 30, 2025	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Soybean Futures NOV25	182	$10.2700	$9,345,700	$8,411,130	$7,943,845	$7,476,560	$10,280,270	$10,747,555	$11,214,840
CBOT Soybean Futures JAN26	153	$10.4225	$7,973,213	$7,175,892	$6,777,231	$6,378,570	$8,770,534	$9,169,195	$9,567,856
CBOT Soybean Futures NOV26	177	$10.5325	$9,321,263	$8,389,137	$7,923,074	$7,457,010	$10,253,389	$10,719,452	$11,185,516
Total CBOT Soybean Futures			$26,640,176	$23,976,159	$22,644,150	$21,312,140	$29,304,193	$30,636,202	$31,968,212

Shares outstanding			1,225,004	1,225,004	1,225,004	1,225,004	1,225,004	1,225,004	1,225,004

Net Asset Value per Share attributable directly to CBOT Soybean Futures			$21.75	$19.57	$18.48	$17.40	$23.92	$25.01	$26.10
Total Net Asset Value per Share as reported			$21.77
Change in the Net Asset Value per Share				$(2.17)	$(3.26)	$(4.35)	$2.17	$3.26	$4.35

Percent Change in the Net Asset Value per Share				-9.99%	-14.99%	-19.98%	9.99%	14.99%	19.98%

CANE:

	June 30, 2025 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of June 30, 2025	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
ICE #11 Sugar Futures MAR26	190	$0.1694	$3,604,832	$3,244,349	$3,064,107	$2,883,866	$3,965,315	$4,145,557	$4,325,798
ICE #11 Sugar Futures MAY26	167	$0.1664	$3,112,346	$2,801,111	$2,645,494	$2,489,877	$3,423,581	$3,579,198	$3,734,815
ICE #11 Sugar Futures MAR27	188	$0.1736	$3,655,321	$3,289,789	$3,107,023	$2,924,257	$4,020,853	$4,203,619	$4,386,385
Total ICE #11 Sugar Futures			$10,372,499	$9,335,249	$8,816,624	$8,298,000	$11,409,749	$11,928,374	$12,446,998

Shares outstanding			950,004	950,004	950,004	950,004	950,004	950,004	950,004

Net Asset Value per Share attributable directly to ICE #11 Sugar Futures			$10.92	$9.83	$9.28	$8.73	$12.01	$12.56	$13.10
Total Net Asset Value per Share as reported			$10.92
Change in the Net Asset Value per Share				$(1.09)	$(1.64)	$(2.18)	$1.09	$1.64	$2.18

Percent Change in the Net Asset Value per Share				-10.00%	-15.00%	-19.99%	10.00%	15.00%	19.99%

WEAT:

	June 30, 2025 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of June 30, 2025	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Wheat Futures SEP25	1,527	$5.3825	$41,095,388	$36,985,849	$34,931,080	$32,876,310	$45,204,927	$47,259,696	$49,314,466
CBOT Wheat Futures DEC25	1,255	$5.6000	$35,140,000	$31,626,000	$29,869,000	$28,112,000	$38,654,000	$40,411,000	$42,168,000
CBOT Wheat Futures DEC26	1,312	$6.2450	$40,967,200	$36,870,480	$34,822,120	$32,773,760	$45,063,920	$47,112,280	$49,160,640
Total CBOT Wheat Futures			$117,202,588	$105,482,329	$99,622,200	$93,762,070	$128,922,847	$134,782,976	$140,643,106

Shares outstanding			26,325,004	26,325,004	26,325,004	26,325,004	26,325,004	26,325,004	26,325,004

Net Asset Value per Share attributable directly to CBOT Wheat Futures			$4.45	$4.01	$3.78	$3.56	$4.90	$5.12	$5.34
Total Net Asset Value per Share as reported			$4.45
Change in the Net Asset Value per Share				$(0.45)	$(0.67)	$(0.89)	$0.45	$0.67	$0.89

Percent Change in the Net Asset Value per Share				-10.00%	-15.00%	-20.00%	10.00%	15.00%	20.00%

TAGS:

	June 30, 2025 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of June 30, 2025	Number of Shares Held	Closing NAV	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value
Teucrium Corn Fund	123,962	$17.6934	$2,193,309	$1,973,978	$1,864,313	$1,754,647	$2,412,640	$2,522,305	$2,631,971
Teucrium Soybean Fund	100,630	$21.7666	$2,190,373	$1,971,336	$1,861,817	$1,752,298	$2,409,410	$2,518,929	$2,628,448
Teucrium Wheat Fund	482,948	$4.4530	$2,150,568	$1,935,511	$1,827,983	$1,720,454	$2,365,625	$2,473,153	$2,580,682
Teucrium Sugar Fund	201,989	$10.9216	$2,206,043	$1,985,439	$1,875,137	$1,764,834	$2,426,647	$2,536,949	$2,647,252
Total value of shares of the Underlying Funds			$8,740,293	$7,866,264	$7,429,250	$6,992,233	$9,614,322	$10,051,336	$10,488,353

Shares outstanding			362,502	362,502	362,502	362,502	362,502	362,502	362,502

Net Asset Value per Share attributable directly to shares of the Underlying Funds			$24.11	$21.70	$20.49	$19.29	$26.52	$27.73	$28.93
Total Net Asset Value per Share as reported			$24.14
Change in the Net Asset Value per Share				$(2.41)	$(3.62)	$(4.82)	$2.41	$3.62	$4.82

Percent Change in the Net Asset Value per Share				-9.99%	-14.98%	-19.98%	9.99%	14.98%	19.98%

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

From June 9, 2010 (the commencement of operations) through June 30, 2025, 48,250,000 Shares of the Fund were sold at an aggregate offering price of $1,075,617,372. The Fund paid fees to the Marketing Agent for its services to the Fund from June 9, 2010 (the commencement of operations) through June 30, 2025 in an amount equal to $1,280,521, resulting in net offering proceeds of $1,074,336,851. The offering proceeds were invested in corn futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Teucrium Soybean Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-167590	10,000,000	June 13, 2011
2	333-196210	-	June 30, 2014
3	333-217247	-	May 1, 2017
4	333-223940	5,000,000	April 30, 2018
5	333-241569	15,000,000	August 24, 2020
6	333-263448	Indeterminate Number of Shares	April 7, 2022

From September 19, 2011 (the commencement of the offering) through June 30, 2025, 17,650,000 Shares of the Fund were sold at an aggregate offering price of $330,736,734. The Fund paid fees to the Marketing Agent for its services to the Fund through June 30, 2025 in an amount equal to $289,958, resulting in net offering proceeds of $330,446,776. The offering proceeds were invested in soybean futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Teucrium Sugar Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-167585	10,000,000	June 13, 2011
2	333-196211	-	June 30, 2014
3	333-217248	-	May 1, 2017
4	333-223941	5,000,000	April 30, 2018
5	333-248545	15,000,000	October 2, 2020
6	333-263438	Indeterminate Number of Shares	April 7, 2022

From September 19, 2011 (the commencement of the offering) through June 30, 2025, 14,750,000 Shares of the Fund were sold at an aggregate offering price of $144,444,465. The Fund paid fees to the Marketing Agent for its services to the Fund through June 30, 2025 in an amount equal to $127,186, resulting in net offering proceeds of $144,317,278. The offering proceeds were invested in sugar futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Teucrium Wheat Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-167591	10,000,000	June 13, 2011
2	333-196209	-	June 30, 2014
3	333-212481	25,050,000	July 15, 2016
4	333-230623	30,000,000	April 29, 2019
5	333-263293	Indeterminate Number of Shares	March 9, 2022

From September 19, 2011 (the commencement of the offering) through June 30, 2025, 138,125,000 Shares of the Fund were sold at an aggregate offering price of $1,266,121,672. The Fund paid fees to the Marketing Agent for its services to the Fund through June 30, 2025 in an amount equal to $683,750, resulting in net offering proceeds of $1,265,437,922. The offering proceeds were invested in wheat futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Teucrium Agricultural Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-173691	5,000,000	February 10, 2012
2	333-201953	-	April 30, 2015
3	333-223943	-	April 30, 2018
4	333-254650	-	April 30, 2021
5	333-263450	Indeterminate Number of Shares	April 7, 2022

From March 28, 2012 (the commencement of the offering) through June 30, 2025, 2,287,500 Shares of the Fund were sold at an aggregate offering price of $77,555,646. The Fund paid fees to the Marketing Agent for its services to the Fund through June 30, 2025 in an amount equal to $40,463, resulting in net offering proceeds of $77,515,183. The offering proceeds were invested in Shares of the Underlying Funds and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Issuer Purchases of CORN Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2025	200,000	$ 18.86	N/A	N/A
May 1 to May 31, 2025	75,000	$ 18.73	N/A	N/A
June 1 to June 30, 2025	175,000	$ 18.14	N/A	N/A
Total	450,000	$ 18.56

January 1 to June 30, 2025	1,125,000	$ 18.82	N/A	N/A

Issuer Purchases of CANE Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2025	175,000	$ 11.71	N/A	N/A
May 1 to May 31, 2025	-	$ -	N/A	N/A
June 1 to June 30, 2025	50,000	$ 11.20	N/A	N/A
Total	225,000	$ 11.60

January 1 to June 30, 2025	625,000	$ 11.91	N/A	N/A

Issuer Purchases of WEAT Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2025	475,000	$ 4.71	N/A	N/A
May 1 to May 31, 2025	-	$ -	N/A	N/A
June 1 to June 30, 2025	-	$ -	N/A	N/A
Total	475,000	$ 4.71

January 1 to June 30, 2025	1,825,000	$ 4.89	N/A	N/A

Issuer Purchases of SOYB Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2025	50,000	$ 21.19	N/A	N/A
May 1 to May 31, 2025	-	$ -	N/A	N/A
June 1 to June 30, 2025	-	$ -	N/A	N/A
Total	50,000	$ 21.19

January 1 to June 30, 2025	100,000	$ 21.37	N/A	N/A

Issuer Purchases of TAGS Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2025	-	$ -	N/A	N/A
May 1 to May 31, 2025	-	$ -	N/A	N/A
June 1 to June 30, 2025	37,500	$ 24.55	N/A	N/A
Total	37,500	$ 24.55

January 1 to June 30, 2025	50,000	$ 24.85	N/A	N/A

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

Date: August 11, 2025

Teucrium Commodity Trust (Registrant)

By:	Teucrium Trading, LLC
its Sponsor

By:	/s/ Sal Gilbertie
Name:	Sal Gilbertie
Chief Executive Officer

Date: August 11, 2025