Form 10-Q
period 2025-09-30
Teucrium Commodity Trust
filed 2025-11-10
CIK 1471824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2025.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Total Number of Outstanding Shares as of November 7, 2025
Teucrium Corn Fund	2,825,004
Teucrium Sugar Fund	1,550,004
Teucrium Soybean Fund	2,250,004
Teucrium Wheat Fund	28,525,004
Teucrium Agricultural Fund	337,502

TEUCRIUM COMMODITY TRUST

2

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

3

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Cash and cash equivalents	$204,250,828	$210,940,353
Interest receivable	190,073	208,251
Other assets	4,938	16,778
Equity in trading accounts:
Commodity futures contracts	390,261	1,936,572
Due from broker	15,705,582	28,593,300
Total equity in trading accounts	16,095,843	30,529,872
Total assets	$220,541,682	$241,695,254

Liabilities
Management fee payable to Sponsor	$171,318	$189,332
Other liabilities	480,282	47,382
Equity in trading accounts:
Commodity futures contracts	8,348,566	16,811,122
Total liabilities	$9,000,166	$17,047,836

Net Assets	$211,541,516	$224,647,418

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED SCHEDULE OF INVESTMENTS

September 30, 2025

(Unaudited)

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
U.S. Bank Deposit Account	3.950%	$23,938,288	$23,938,288	11.32%	23,938,288
Goldman Sachs Financial Square Government Fund - Institutional Class	4.030%	55,005,597	55,005,597	26.00	55,005,597
Total money market funds		$78,943,885	$78,943,885	37.32%

	Maturity				Percentage of	Principal
	Date	Yield	Cost	Fair Value	Net Assets	Amount
Commercial Paper
Brookfield Infrastructure Holdings (Canada) Inc.	October 15, 2025	4.449%	$4,945,000	$4,991,445	2.36%	5,000,000
Brookfield Infrastructure Holdings (Canada) Inc.	October 16, 2025	4.333%	9,825,503	9,882,263	4.67	9,900,000
Brookfield Infrastructure Holdings (Canada) Inc.	October 21, 2025	4.448%	2,472,806	2,493,889	1.18	2,500,000
Brookfield Infrastructure Holdings (Canada) Inc.	November 6, 2025	4.377%	2,472,938	2,489,175	1.18	2,500,000
The Campbell's Company	November 6, 2025	4.017%	9,958,888	9,960,000	4.71	10,000,000
Entergy Corporation	December 10, 2025	4.140%	4,951,598	4,960,138	2.34	5,000,000
General Motors Financial Company, Inc.	October 17, 2025	4.385%	9,897,528	9,980,712	4.72	10,000,000
Glencore Funding LLC	October 22, 2025	4.138%	2,489,414	2,493,992	1.18	2,500,000
Glencore Funding LLC	October 30, 2025	4.286%	4,958,090	4,982,882	2.36	5,000,000
Harley-Davidson Financial Services, Inc.	November 14, 2025	4.182%	7,569,433	7,570,312	3.58	7,609,000
Harley-Davidson Financial Services, Inc.	December 2, 2025	4.495%	4,945,053	4,961,722	2.35	5,000,000
Stanley Black & Decker, Inc.	November 20, 2025	4.238%	2,477,542	2,485,417	1.17	2,500,000
Stanley Black & Decker, Inc.	November 20, 2025	4.239%	7,431,750	7,456,250	3.52	7,500,000
VW Credit, Inc.	October 6, 2025	4.433%	7,445,000	7,495,416	3.54	7,500,000
VW Credit, Inc.	October 15, 2025	4.363%	2,481,357	2,495,790	1.18	2,500,000
VW Credit, Inc.	November 17, 2025	4.125%	9,939,639	9,946,472	4.70	10,000,000
Total Commercial Paper			$94,261,539	$94,645,875	44.74%
Total Cash Equivalents				$173,589,760	82.06%

	Number of		Percentage of	Notional Amount
	Contracts	Fair Value	Net Assets	(Long Exposure)
Commodity futures contracts
United States corn futures contracts
CBOT corn futures MAR26	782	$102,131	0.05%	$16,891,200

United States soybean futures contracts
CBOT soybean futures NOV26	215	254,889	0.12	11,330,500

United States sugar futures contracts
ICE sugar futures JUL26	227	33,241	0.02	4,062,755
Total commodity futures contracts		$390,261	0.19%	$32,284,455

	Number of		Percentage of	Notional Amount
Description: Liabilities	Contracts	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT corn futures MAY26	655	$191,001	0.09%	$14,467,313
CBOT corn futures DEC26	743	2,185	0.00	17,051,850

United States soybean futures contracts
CBOT soybean futures JAN26	221	447,432	0.21	11,273,763
CBOT soybean futures MAR26	186	283,950	0.13	9,632,475

United States sugar futures contracts
ICE sugar futures MAY26	262	175,967	0.08	4,736,122
ICE sugar futures MAR27	252	214,065	0.10	4,707,763

United States wheat futures contracts
CBOT wheat futures MAR26	1,555	3,733,746	1.77	40,974,250
CBOT wheat futures MAY26	1,303	641,889	0.30	35,148,425
CBOT wheat futures DEC26	1,412	2,658,331	1.26	41,195,100
Total commodity futures contracts		$8,348,566	3.94%	$179,187,061

			Percentage of
Exchange-traded funds*	Cost	Fair Value	Net Assets	Shares
Teucrium Corn Fund	$2,803,019	$1,968,699	0.93%	112,791
Teucrium Soybean Fund	2,439,394	1,939,384	0.92	90,219
Teucrium Sugar Fund	3,284,499	2,003,013	0.95	189,099
Teucrium Wheat Fund	1,797,534	1,956,774	0.93	475,661
Total exchange-traded funds	$10,324,446	$7,867,870	3.73%

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

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024*
Income
Realized and unrealized gain (loss) on trading of commodity and cryptocurrency futures contracts:
Realized gain (loss) on commodity and cryptocurrency futures contracts	$(19,525,575)	$(21,399,745)	$(30,908,897)	$(40,897,827)
Net change in unrealized appreciation (depreciation) on commodity and cryptocurrency futures contracts	8,181,706	20,349,853	6,916,245	2,340,515
Interest income	2,181,520	3,044,735	6,758,274	10,273,773
Total income (loss)	(9,162,349)	1,994,843	(17,234,378)	(28,283,539)

Expenses
Management fees	514,449	586,469	1,577,221	1,953,242
Professional fees	339,902	309,008	934,894	992,212
Distribution and marketing fees	713,768	996,530	2,564,332	2,892,948
Custodian fees and expenses	62,716	99,456	265,506	269,832
Business permits and licenses fees	35,963	28,751	148,124	120,079
General and administrative expenses	58,794	71,085	229,028	225,318
Other expenses	3,436	7	11,561	95
Total expenses	1,729,028	2,091,306	5,730,666	6,453,726

Expenses waived by the Sponsor	(41,226)	(40,557)	(151,343)	(244,785)

Total expenses, net	1,687,802	2,050,749	5,579,323	6,208,941

Net income (loss)	$(10,850,151)	$(55,906)	$(22,813,701)	$(34,492,480)

*The Hashdex Bitcoin Futures ETF was transferred to the Tidal Commodities Trust I as described in Note 1 to these financials. The operations include the activity of the Hashdex Bitcoin Futures ETF through January 3, 2024, the date of liquidation.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024*
Operations
Net income (loss)	$(10,850,151)	$(55,906)	$(22,813,701)	$(34,492,480)
Capital transactions
Distribution of Net Assets to Acquiring Fund	-	-	-	(2,574,071)
Issuance of Shares	36,249,995	30,198,694	62,176,745	65,166,260
Redemption of Shares	(13,399,753)	(25,907,639)	(54,307,628)	(100,535,730)
Net change in the cost of the Underlying Funds	590,957	1,909,421	1,838,682	5,083,040
Total capital transactions	23,441,199	6,200,476	9,707,799	(32,860,501)

Net change in net assets	$12,591,048	6,144,570	$(13,105,902)	(67,352,981)

Net assets, beginning of period	$198,950,468	241,049,863	$224,647,418	314,547,414

Net assets, end of period	$211,541,516	$247,194,433	$211,541,516	$247,194,433

* The Hashdex Bitcoin Futures ETF was transferred to the Tidal Commodities Trust I as described in Note 1 to these financials. The operations include the activity of the Hashdex Bitcoin Futures ETF through January 3, 2024, the date of liquidation.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2025	September 30, 2024*
Cash flows from operating activities:
Net income (loss)	$(22,813,701)	$(34,492,480)
Adjustments to reconcile net income (loss) to net cash provided by (used) in operating activities:
Net change in unrealized appreciation (depreciation) on commodity and cryptocurrency futures contracts	(6,916,245)	(2,340,515)
Changes in operating assets and liabilities:
Due from broker	12,887,718	10,030,200
Interest receivable	18,178	143,667
Other assets	11,840	(35,032)
Management fee payable to Sponsor	(18,014)	(82,675)
Other liabilities	432,900	(116,263)
Net cash provided by (used in) operating activities	(16,397,324)	(26,893,098)

Cash flows from financing activities:
Distribution to Acquiring Fund upon consummation of merger and liquidation agreement - see Note 1 to the financial statements	-	(2,381,545)
Proceeds from sale of Shares	62,176,745	65,166,260
Redemption of Shares	(54,307,628)	(99,878,300)
Net change in cost of the Underlying Funds	1,838,682	5,083,040
Net cash provided by (used in) financing activities	9,707,799	(32,010,545)

Net change in cash and cash equivalents	(6,689,525)	(58,903,643)
Cash and cash equivalents beginning of period	210,940,353	292,237,362
Cash and cash equivalents end of period	$204,250,828	$233,333,719

* The Hashdex Bitcoin Futures ETF was transferred to the Tidal Commodities Trust I as described in Note 1 to these financials. The operations include the activity of the Hashdex Bitcoin Futures ETF through January 3, 2024, the date of liquidation.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Cash and cash equivalents	$47,040,501	$60,998,326
Interest receivable	66,837	78,840
Other assets	-	3,171
Equity in trading accounts:
Commodity futures contracts	102,131	1,936,572
Due from broker	1,595,916	3,738,171
Total equity in trading accounts	1,698,047	5,674,743
Total assets	48,805,385	66,755,080

Liabilities
Management fee payable to Sponsor	40,341	52,375
Other liabilities	135,859	23,050
Equity in trading accounts:
Commodity futures contracts	193,186	1,955,417
Total liabilities	369,386	2,030,842

Net assets	$48,435,999	$64,724,238

Shares outstanding	2,775,004	3,450,004

Shares Authorized	*	*

Net asset value per share	$17.45	$18.76

Market value per share	$17.45	$18.77

* On April 7, 2022, the Teucrium Corn Fund registered an indeterminate number of shares of the Fund pursuant to Rule 456(d) under the Securities Act of 1933.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

SCHEDULE OF INVESTMENTS

September 30, 2025

(Unaudited)

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
U.S. Bank Deposit Account	3.950%	$6,815,998	$6,815,998	14.07%	6,815,998
Goldman Sachs Financial Square Government Fund - Institutional Class	4.030%	8,981,251	8,981,251	18.54	8,981,251
Total money market funds		$15,797,249	$15,797,249	32.61%

	Maturity				Percentage of	Principal
	Date	Yield	Cost	Fair Value	Net Assets	Amount
Commercial Paper
Brookfield Infrastructure Holdings (Canada) Inc.	October 16, 2025	4.333%	$2,481,188	$2,495,521	5.15%	2,500,000
The Campbell's Company	November 6, 2025	4.017%	2,489,722	2,490,000	5.14	2,500,000
General Motors Financial Company, Inc.	October 17, 2025	4.385%	4,948,764	4,990,356	10.30	5,000,000
Harley-Davidson Financial Services, Inc.	November 14, 2025	4.182%	7,569,433	7,570,312	15.63	7,609,000
VW Credit, Inc.	October 6, 2025	4.433%	2,481,667	2,498,472	5.16	2,500,000
Total Commercial Paper			$19,970,774	$20,044,661	41.38%
Total Cash Equivalents				$35,841,910	73.99%

	Number of		Percentage of	Notional Amount
	Contracts	Fair Value	Net Assets	(Long Exposure)
Commodity futures contracts
United States corn futures contracts
CBOT corn futures MAR26	782	$102,131	0.21%	$16,891,200

	Number of		Percentage of	Notional Amount
Description: Liabilities	Contracts	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT corn futures MAY26	655	$191,001	0.39%	$14,467,313
CBOT corn futures DEC26	743	2,185	0.00	17,051,850
Total commodity futures contracts		$193,186	0.40%	$31,519,163

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

TEUCRIUM CORN FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$(3,257,343)	$(8,288,179)	$(3,439,291)	$(14,452,703)
Net change in unrealized appreciation (depreciation) on commodity futures contracts	2,683,385	8,615,295	(72,210)	2,052,093
Interest income	495,376	775,889	1,693,174	2,661,171
Total income (loss)	(78,582)	1,103,005	(1,818,327)	(9,739,439)

Expenses
Management fees	116,102	148,919	394,123	502,651
Professional fees	79,163	76,499	228,980	213,601
Distribution and marketing fees	167,584	235,662	659,629	649,591
Custodian fees and expenses	13,932	20,327	68,905	61,603
Business permits and licenses fees	8,443	7,446	32,226	19,841
General and administrative expenses	13,871	15,860	58,791	48,834
Other expenses	757	-	1,995	-
Total expenses	399,852	504,713	1,444,649	1,496,121

Total expenses, net	399,852	504,713	1,444,649	1,496,121

Net income (loss)	$(478,434)	$598,292	$(3,262,976)	$(11,235,560)

Net increase (decrease) in net asset value per share	$(0.24)	$0.18	$(1.31)	$(3.13)
Net income (loss) per weighted average share	$(0.18)	$0.18	$(1.15)	$(3.24)
Weighted average shares outstanding	2,639,134	3,312,232	2,841,945	3,462,778

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Operations
Net income (loss)	$(478,434)	$598,292	$(3,262,976)	$(11,235,560)
Capital transactions
Issuance of Shares	5,102,790	8,924,939	9,008,910	22,986,162
Redemption of Shares	(864,351)	(9,372,272)	(22,034,173)	(29,521,635)
Total capital transactions	4,238,439	(447,333)	(13,025,263)	(6,535,473)
Net change in net assets	3,760,005	150,959	(16,288,239)	(17,771,033)

Net assets, beginning of period	$44,675,994	$63,128,450	$64,724,238	$81,050,442

Net assets, end of period	$48,435,999	$63,279,409	$48,435,999	$63,279,409

Net asset value per share at beginning of period	$17.69	$18.30	$18.76	$21.61

Net asset value per share at end of period	$17.45	$18.48	$17.45	$18.48

Creation of Shares	300,000	500,000	500,000	1,200,000
Redemption of Shares	50,000	525,000	1,175,000	1,525,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2025	September 30, 2024
Cash flows from operating activities:
Net income (loss)	$(3,262,976)	$(11,235,560)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized depreciation (appreciation) on commodity futures contracts	72,210	(2,052,093)
Changes in operating assets and liabilities:
Due from broker	2,142,255	2,543,743
Interest receivable	12,003	26,291
Other assets	3,171	(17,368)
Management fee payable to Sponsor	(12,034)	(23,130)
Other liabilities	112,809	(59,120)
Net cash provided by (used in) operating activities	(932,562)	(10,817,237)

Cash flows from financing activities:
Proceeds from sale of Shares	9,008,910	22,986,162
Redemption of Shares	(22,034,173)	(29,521,635)
Net cash provided by (used in) financing activities	(13,025,263)	(6,535,473)

Net change in cash and cash equivalents	(13,957,825)	(17,352,710)
Cash and cash equivalents, beginning of period	60,998,326	76,745,471
Cash and cash equivalents, end of period	$47,040,501	$59,392,761

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Cash and cash equivalents	$31,430,434	$23,806,400
Interest receivable	34,576	33,654
Other assets	-	4,286
Equity in trading accounts:
Commodity futures contracts	254,889	-
Due from broker	1,365,564	2,725,790
Total equity in trading accounts	1,620,453	2,725,790
Total assets	33,085,463	26,570,130

Liabilities
Management fee payable to Sponsor	22,916	22,453
Other liabilities	86,494	3,608
Equity in trading accounts:
Commodity futures contracts	731,382	1,321,026
Total liabilities	840,792	1,347,087

Net assets	$32,244,671	$25,223,043

Shares outstanding	1,500,004	1,175,004

Shares authorized	*	*

Net asset value per share	$21.50	$21.47

Market value per share	$21.46	$21.48

* On April 7, 2022, the Teucrium Soybean Fund registered an indeterminate number of shares of the Fund pursuant to Rule 456(d) under the Securities Act of 1933.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

SCHEDULE OF INVESTMENTS

September 30, 2025

(Unaudited)

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
U.S. Bank Deposit Account	3.950%	$7,868,973	$7,868,973	24.40%	7,868,973
Goldman Sachs Financial Square Government Fund - Institutional Class	4.030%	5,256,231	5,256,231	16.30	5,256,231
Total money market funds		$13,125,204	$13,125,204	40.70%

	Maturity				Percentage of	Principal
	Date	Yield	Cost	Fair Value	Net Assets	Amount
Commercial Paper
Brookfield Infrastructure Holdings (Canada) Inc.	October 21, 2025	4.448%	$2,472,806	$2,493,889	7.73%	2,500,000
Entergy Corporation	December 10, 2025	4.140%	2,475,799	2,480,069	7.69	2,500,000
Stanley Black & Decker, Inc.	November 20, 2025	4.238%	2,477,542	2,485,417	7.71	2,500,000
Stanley Black & Decker, Inc.	November 20, 2025	4.239%	2,477,250	2,485,417	7.71	2,500,000
VW Credit, Inc.	November 17, 2025	4.125%	2,484,910	2,486,618	7.71	2,500,000
Total Commercial Paper			$12,388,307	$12,431,410	38.55%
Total Cash Equivalents				$25,556,614	79.26%

	Number of		Percentage of	Notional Amount
	Contracts	Fair Value	Net Assets	(Long Exposure)
Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures NOV26	215	$254,889	0.79%	$11,330,500

	Number of		Percentage of	Notional Amount
Description: Liabilities	Contracts	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures JAN26	221	$447,432	1.39%	$11,273,763
CBOT soybean futures MAR26	186	283,950	0.88	9,632,475
Total commodity futures contracts		$731,382	2.27%	$20,906,238

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

TEUCRIUM SOYBEAN FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$(677,452)	$(1,997,318)	$(1,086,717)	$(4,991,499)
Net change in unrealized appreciation (depreciation) on commodity futures contracts	142,761	1,382,076	844,533	349,888
Interest income	284,459	346,084	841,602	1,151,359
Total income (loss)	(250,232)	(269,158)	599,418	(3,490,252)

Expenses
Management fees	66,491	66,249	195,288	217,155
Professional fees	40,547	28,760	118,349	95,920
Distribution and marketing fees	91,430	117,109	343,664	311,910
Custodian fees and expenses	6,649	9,708	33,342	26,213
Business permits and licenses fees	9,760	4,638	24,293	16,130
General and administrative expenses	10,200	7,529	34,692	21,016
Other expenses	435	-	1,069	-
Total expenses	225,512	233,993	750,697	688,344

Total expenses, net	225,512	233,993	750,697	688,344

Net income (loss)	$(475,744)	$(503,151)	$(151,279)	$(4,178,596)

Net increase (decrease) in net asset value per share	$(0.27)	$(0.60)	$0.03	$(3.97)
Net income (loss) per weighted average share	$(0.39)	$(0.43)	$(0.13)	$(3.48)
Weighted average shares outstanding	1,206,797	1,176,363	1,198,081	1,199,183

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Operations
Net income (loss)	$(475,744)	$(503,151)	$(151,279)	$(4,178,596)
Capital transactions
Issuance of Shares	9,314,250	5,574,487	12,567,647	17,429,510
Redemption of Shares	(3,257,983)	(1,164,960)	(5,394,740)	(10,602,490)
Total capital transactions	6,056,267	4,409,527	7,172,907	6,827,020
Net change in net assets	5,580,523	3,906,376	7,021,628	2,648,424

Net assets, beginning of period	$26,664,148	$27,798,068	$25,223,043	$29,056,020

Net assets, end of period	$32,244,671	$31,704,444	$32,244,671	$31,704,444

Net asset value per share at beginning of period	$21.77	$23.66	$21.47	$27.03

Net asset value per share at end of period	$21.50	$23.06	$21.50	$23.06

Creation of Shares	425,000	250,000	575,000	725,000
Redemption of Shares	150,000	50,000	250,000	425,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2025	September 30, 2024
Cash flows from operating activities:
Net income (loss)	$(151,279)	$(4,178,596)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized depreciation (appreciation) on commodity futures contracts	(844,533)	(349,888)
Changes in operating assets and liabilities:
Due from broker	1,360,226	311,321
Interest receivable	(922)	(7,428)
Other assets	4,286	(16,653)
Management fee payable to Sponsor	463	(3,049)
Other liabilities	82,886	(39,261)
Net cash provided by (used in) operating activities	451,127	(4,283,554)

Cash flows from financing activities:
Proceeds from sale of Shares	12,567,647	17,429,510
Redemption of Shares	(5,394,740)	(10,602,490)
Net cash provided by (used in) financing activities	7,172,907	6,827,020

Net change in cash and cash equivalents	7,624,034	2,543,466
Cash and cash equivalents beginning of period	23,806,400	28,107,189
Cash and cash equivalents end of period	$31,430,434	$30,650,655

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Cash and cash equivalents	$12,811,472	$11,831,089
Interest receivable	20,179	28,954
Other assets	4,938	7,436
Equity in trading accounts:
Commodity futures contracts	33,241	-
Due from broker	1,065,115	2,255,054
Total assets	13,934,945	14,122,533

Liabilities
Management fee payable to Sponsor	10,499	12,357
Other liabilities	29,001	2,904
Equity in trading accounts:
Commodity futures contracts	390,032	1,560,295
Total liabilities	429,532	1,575,556

Net assets	$13,505,413	$12,546,977

Shares outstanding	1,275,004	1,100,004

Shares authorized	*	*

Net asset value per share	$10.59	$11.41

Market value per share	$10.60	$11.43

* On April 7, 2022, the Teucrium Sugar Fund registered an indeterminate number of shares of the Fund pursuant to Rule 456(d) under the Securities Act of 1933.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

SCHEDULE OF INVESTMENTS

September 30, 2025

(Unaudited)

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
U.S. Bank Deposit Account	3.950%	$3,688,163	$3,688,163	27.31%	3,688,163
Goldman Sachs Financial Square Government Fund - Institutional Class	4.030%	1,682,762	1,682,762	12.46	1,682,762
Total Money Market Funds		$5,370,925	$5,370,925	39.77%

	Maturity				Percentage of	Principal
	Date	Yield	Cost	Fair Value	Net Assets	Amount
Commercial Paper
The Campbell's Company	November 6, 2025	4.017%	$2,489,722	$2,490,000	18.44%	2,500,000
Glencore Funding LLC	October 22, 2025	4.138%	2,489,414	2,493,992	18.47	2,500,000
Total Commercial Paper			$4,979,136	$4,983,992	36.91%
Total Cash Equivalents				$10,354,917	76.68%

	Number of		Percentage of	Notional Amount
	Contracts	Fair Value	Net Assets	(Long Exposure)
Commodity futures contracts
United States sugar futures contracts
ICE sugar futures JUL26	227	$33,241	0.25%	$4,062,755

	Number of		Percentage of	Notional Amount
Description: Liabilities	Contracts	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States sugar futures contracts
ICE sugar futures MAY26	262	$175,967	1.30%	$4,736,122
ICE sugar futures MAR27	252	214,065	1.59	4,707,763
Total commodity futures contracts		$390,032	2.89%	$9,443,885

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

TEUCRIUM SUGAR FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$(516,433)	$(189,249)	$(1,768,155)	$(2,341,549)
Net change in unrealized appreciation (depreciation) on commodity futures contracts	113,785	1,013,355	1,203,504	3,135,018
Interest income	135,079	157,396	379,839	553,337
Total income (loss)	(267,569)	981,502	(184,812)	1,346,806

Expenses
Management fees	32,065	30,254	89,380	105,349
Professional fees	26,824	18,757	74,797	67,257
Distribution and marketing fees	57,053	67,067	180,402	219,201
Custodian fees and expenses	5,771	6,556	20,301	21,575
Business permits and licenses fees	9,940	3,025	19,449	20,997
General and administrative expenses	5,318	4,995	17,482	14,859
Other expenses	216	-	476	-
Total expenses	137,187	130,654	402,287	449,238

Total expenses, net	137,187	130,654	402,287	449,238

Net income (loss)	$(404,756)	$850,848	$(587,099)	$897,568

Net increase (decrease) in net asset value per share	$(0.33)	$0.97	$(0.82)	$0.71
Net income (loss) per weighted average share	$(0.34)	$0.84	$(0.56)	$0.79
Weighted average shares outstanding	1,177,450	1,017,124	1,053,942	1,133,854

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Operations
Net income (loss)	$(404,756)	$850,848	$(587,099)	$897,568
Capital transactions
Issuance of Shares	4,617,080	4,079,473	10,071,345	4,662,728
Redemption of Shares	(1,082,488)	(4,172,210)	(8,525,810)	(8,816,735)
Total capital transactions	3,534,592	(92,737)	1,545,535	(4,154,007)
Net change in net assets	3,129,836	758,111	958,436	(3,256,439)

Net assets, beginning of period	$10,375,577	$13,705,549	$12,546,977	$17,720,099

Net assets, end of period	$13,505,413	$14,463,660	$13,505,413	$14,463,660

Net asset value per share at beginning of period	$10.92	$12.18	$11.41	$12.44

Net asset value per share at end of period	$10.59	$13.15	$10.59	$13.15

Creation of Shares	425,000	325,000	900,000	375,000
Redemption of Shares	100,000	350,000	725,000	700,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2025	September 30, 2024
Cash flows from operating activities:
Net income (loss)	$(587,099)	$897,568
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized depreciation (appreciation) on commodity futures contracts	(1,203,504)	(3,135,018)
Changes in operating assets and liabilities:
Due from broker	1,189,939	3,616,767
Interest receivable	8,775	7,178
Other assets	2,498	(5,312)
Management fee payable to Sponsor	(1,858)	(7,344)
Other liabilities	26,097	(23,347)
Net cash provided by (used in) operating activities	(565,152)	1,350,492

Cash flows from financing activities:
Proceeds from sale of Shares	10,071,345	4,662,728
Redemption of Shares	(8,525,810)	(8,159,305)
Net cash provided by (used in) financing activities	1,545,535	(3,496,577)

Net change in cash and cash equivalents	980,383	(2,146,085)
Cash and cash equivalents beginning of period	11,831,089	16,773,745
Cash and cash equivalents end of period	$12,811,472	$14,627,660

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Cash and cash equivalents	$112,952,092	$114,295,968
Interest receivable	68,427	66,768
Other assets	-	705
Equity in trading accounts:
Due from broker	11,678,987	19,874,285
Total assets	124,699,506	134,237,726

Liabilities
Management fee payable to Sponsor	97,562	102,147
Other liabilities	221,271	16,988
Equity in trading accounts:
Commodity futures contracts	7,033,966	11,974,384
Total liabilities	7,352,799	12,093,519

Net assets	$117,346,707	$122,144,207

Shares outstanding	28,525,004	25,300,004

Shares authorized	*	*

Net asset value per share	$4.11	$4.83

Market value per share	$4.11	$4.82

* On March 9, 2022, the Teucrium Wheat Fund registered an indeterminate number of shares of the Fund pursuant to Rule 456(d) under the Securities Act of 1933.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

SCHEDULE OF INVESTMENTS

September 30, 2025

(Unaudited)

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
U.S. Bank Deposit Account	3.950%	$5,548,825	$5,548,825	4.73%	5,548,825
Goldman Sachs Financial Square Government Fund - Institutional Class	4.030%	39,085,352	39,085,352	33.31	39,085,352
Total money market funds		$44,634,177	$44,634,177	38.04%

	Maturity				Percentage of	Principal
	Date	Yield	Cost	Fair Value	Net Assets	Amount
Commercial Paper
Brookfield Infrastructure Holdings (Canada) Inc.	October 15, 2025	4.449%	$4,945,000	$4,991,445	4.25%	5,000,000
Brookfield Infrastructure Holdings (Canada) Inc.	October 16, 2025	4.333%	7,344,315	7,386,742	6.29	7,400,000
Brookfield Infrastructure Holdings (Canada) Inc.	November 6, 2025	4.377%	2,472,938	2,489,175	2.12	2,500,000
The Campbell's Company	November 6, 2025	4.017%	4,979,444	4,980,000	4.24	5,000,000
Entergy Corporation	December 10, 2025	4.140%	2,475,799	2,480,069	2.11	2,500,000
General Motors Financial Company, Inc.	October 17, 2025	4.385%	4,948,764	4,990,356	4.25	5,000,000
Glencore Funding LLC	October 30, 2025	4.286%	4,958,090	4,982,882	4.25	5,000,000
Harley-Davidson Financial Services, Inc.	December 2, 2025	4.495%	4,945,053	4,961,722	4.23	5,000,000
Stanley Black & Decker, Inc.	November 20, 2025	4.239%	4,954,500	4,970,833	4.24	5,000,000
VW Credit, Inc.	October 6, 2025	4.433%	4,963,333	4,996,944	4.26	5,000,000
VW Credit, Inc.	October 15, 2025	4.363%	2,481,357	2,495,790	2.13	2,500,000
VW Credit, Inc.	November 17, 2025	4.125%	7,454,729	7,459,854	6.36	7,500,000
Total Commercial Paper			$56,923,322	$57,185,812	48.73%
Total Cash Equivalents				$101,819,989	86.77%

	Number of		Percentage of	Notional Amount
Description: Liabilities	Contracts	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures MAR26	1,555	$3,733,746	3.18%	$40,974,250
CBOT wheat futures MAY26	1,303	641,889	0.55	35,148,425
CBOT wheat futures DEC26	1,412	2,658,331	2.27	41,195,100
Total commodity futures contracts		$7,033,966	6.00%	$117,317,775

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

TEUCRIUM WHEAT FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$(15,074,347)	$(10,924,999)	$(24,614,734)	$(19,033,933)
Net change in unrealized appreciation (depreciation) on commodity futures contracts	5,241,775	9,339,127	4,940,418	(3,310,867)
Interest income	1,266,449	1,765,233	3,843,261	5,906,447
Total income (loss)	(8,566,123)	179,361	(15,831,055)	(16,438,353)

Expenses
Management fees	299,791	341,047	898,430	1,127,887
Professional fees	182,801	178,295	474,985	512,783
Distribution and marketing fees	370,922	545,759	1,289,429	1,605,264
Custodian fees and expenses	33,041	59,093	135,052	147,684
Business permits and licenses fees	6,066	13,642	56,833	40,364
General and administrative expenses	28,066	40,893	110,947	131,456
Other expenses	2,023	-	8,009	-
Total expenses	922,710	1,178,729	2,973,685	3,565,438

Total expenses, net	922,710	1,178,729	2,973,685	3,565,438

Net income (loss)	$(9,488,833)	$(999,368)	$(18,804,740)	$(20,003,791)

Net increase (decrease) in net asset value per share	$(0.34)	$(0.05)	$(0.72)	$(0.74)
Net income (loss) per weighted average share	$(0.34)	$(0.04)	$(0.72)	$(0.72)
Weighted average shares outstanding	27,542,667	26,707,884	26,129,491	27,659,858

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Operations
Net income (loss)	$(9,488,833)	$(999,368)	$(18,804,740)	$(20,003,791)
Capital transactions
Issuance of Shares	17,215,875	11,619,795	30,528,843	20,087,860
Redemption of Shares	(7,605,910)	(9,289,343)	(16,521,603)	(46,523,568)
Total capital transactions	9,609,965	2,330,452	14,007,240	(26,435,708)
Net change in net assets	121,132	1,331,084	(4,797,500)	(46,439,499)

Net assets, beginning of period	$117,225,575	$136,406,086	$122,144,207	$184,176,669

Net assets, end of period	$117,346,707	$137,737,170	$117,346,707	$137,737,170

Net asset value per share at beginning of period	$4.45	$5.29	$4.83	$5.98

Net asset value per share at end of period	$4.11	$5.24	$4.11	$5.24

Creation of Shares	3,925,000	2,325,000	6,775,000	3,850,000
Redemption of Shares	1,725,000	1,800,000	3,550,000	8,350,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2025	September 30, 2024
Cash flows from operating activities:
Net income (loss)	$(18,804,740)	$(20,003,791)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized depreciation (appreciation) on commodity futures contracts	(4,940,418)	3,310,867
Changes in operating assets and liabilities:
Due from broker	8,195,298	2,975,461
Interest receivable	(1,659)	117,614
Other assets	705	(4,328)
Management fee payable to Sponsor	(4,585)	(47,099)
Other liabilities	204,283	7,033
Net cash provided by (used in) operating activities	(15,351,116)	(13,644,243)

Cash flows from financing activities:
Proceeds from sale of Shares	30,528,843	20,087,860
Redemption of Shares	(16,521,603)	(46,523,568)
Net cash provided by (used in) financing activities	14,007,240	(26,435,708)

Net change in cash and cash equivalents	(1,343,876)	(40,079,951)
Cash and cash equivalents, beginning of period	114,295,968	168,732,086
Cash and cash equivalents, end of period	$112,952,092	$128,652,135

The accompanying notes are an integral part of these financial statements.

TTEUCRIUM AGRICULTURAL FUND

STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Cash equivalents	$16,329	$8,570
Interest receivable	54	35
Other assets	-	1,180
Equity in trading accounts:
Investments in securities, at fair value (cost $10,324,446 and $12,632,301 as of September 30, 2025 and December 31, 2024, respectively)	7,867,870	10,344,458
Total assets	7,884,253	10,354,243

Liabilities
Other liabilities	7,657	832

Net assets	$7,876,596	$10,353,411

Shares outstanding	337,502	412,502

Shares authorized	*	*

Net asset value per share	$23.34	$25.10

Market value per share	$23.36	$25.12

* On April 7, 2022, the Teucrium Agricultural Fund registered an indeterminate number of shares of the Fund pursuant to Rule 456(d) under the Securities Act of 1933.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

SCHEDULE OF INVESTMENTS

September 30, 2025

(Unaudited)

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Exchange-traded funds
Teucrium Corn Fund		$2,803,019	$1,968,699	24.99%	112,791
Teucrium Soybean Fund		2,439,394	1,939,384	24.62	90,219
Teucrium Sugar Fund		3,284,499	2,003,013	25.43	189,099
Teucrium Wheat Fund		1,797,534	1,956,774	24.84	475,661
Total exchange-traded funds		$10,324,446	$7,867,870	99.88%

Cash equivalents
Money market funds
U.S. Bank Deposit Account	3.950%	$16,329	$16,329	0.21%	16,329

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

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Income
Realized and unrealized gain (loss) on trading of securities:
Realized gain (loss) on securities	$(94,252)	$(277,309)	$(469,173)	$(891,882)
Net change in unrealized appreciation (depreciation) on securities	(187,214)	375,396	(168,733)	(675,283)
Interest income	157	133	398	386
Total income (loss)	(281,309)	98,220	(637,508)	(1,566,779)

Expenses
Professional fees	10,567	6,697	37,783	54,162
Distribution and marketing fees	26,779	30,933	91,208	106,156
Custodian fees and expenses	3,323	3,772	7,906	10,838
Business permits and licenses fees	1,754	-	15,323	11,672
General and administrative expenses	1,339	1,808	7,116	9,153
Other expenses	5	7	12	95
Total expenses	43,767	43,217	159,348	192,076

Expenses waived by the Sponsor	(41,226)	(40,557)	(151,343)	(182,476)

Total expenses, net	2,541	2,660	8,005	9,600

Net income (loss)	$(283,850)	$95,560	$(645,513)	$(1,576,379)

Net increase (decrease) in net asset value per share	$(0.80)	$0.39	$(1.76)	$(2.57)
Net income (loss) per weighted average share	$(0.81)	$0.21	$(1.69)	$(3.03)
Weighted average shares outstanding	352,448	460,056	381,595	520,805

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Operations
Net income (loss)	$(283,850)	$95,560	$(645,513)	$(1,576,379)
Capital transactions
Redemption of Shares	(589,021)	(1,908,854)	(1,831,302)	(5,071,302)
Total capital transactions	(589,021)	(1,908,854)	(1,831,302)	(5,071,302)
Net change in net assets	(872,871)	(1,813,294)	(2,476,815)	(6,647,681)

Net assets, beginning of period	$8,749,467	$13,574,739	$10,353,411	$18,409,126

Net assets, end of period	$7,876,596	$11,761,445	$7,876,596	$11,761,445

Net asset value per share at beginning of period	$24.14	$26.49	$25.10	$29.45

Net asset value per share at end of period	$23.34	$26.88	$23.34	$26.88

Creation of Shares	-	-	-	-
Redemption of Shares	25,000	75,000	75,000	187,500

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2025	September 30, 2024
Cash flows from operating activities:
Net income (loss)	$(645,513)	$(1,576,379)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized depreciation (appreciation) on securities	168,733	675,283
Changes in operating assets and liabilities:
Net sale of investments in securities	2,307,855	5,974,922
Interest receivable	(19)	12
Other assets	1,180	(1,668)
Other liabilities	6,825	(1,568)
Net cash provided by (used in) operating activities	1,839,061	5,070,602

Cash flows from financing activities:
Redemption of Shares	(1,831,302)	(5,071,302)
Net cash provided by (used in) financing activities	(1,831,302)	(5,071,302)

Net change in cash equivalents	7,759	(700)
Cash equivalents, beginning of period	8,570	11,208
Cash equivalents, end of period	$16,329	$10,508

The accompanying notes are an integral part of these financial statements.

NOTES TO COMBINED FINANCIAL STATEMENTS

September 30, 2025

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

Three months ended September 30, 2025	CORN	SOYB	CANE	WEAT	TAGS	TRUST
Amount Recognized for Custody Services	$13,932	$6,649	$5,771	$33,041	$3,323	$62,716
Amount of Custody Services Waived	$-	$-	$-	$-	$3,323	$3,323

Amount Recognized for Distribution Services	$6,811	$3,477	$1,969	$16,298	$1,247	$29,802
Amount of Distribution Services Waived	$-	$-	$-	$-	$1,247	$1,247

Amount Recognized for Wilmington Trust	$-	$-	$-	$-	$-	$-
Amount of Wilmington Trust Waived	$-	$-	$-	$-	$-	$-

Three months ended September 30, 2024	CORN	SOYB	CANE	WEAT	TAGS	DEFI	TRUST
Amount Recognized for Custody Services	$20,327	$9,708	$6,556	$59,093	$3,772	$-	$99,456
Amount of Custody Services Waived	$-	$-	$-	$-	$3,772	$-	$3,772

Amount Recognized for Distribution Services	$6,057	$3,316	$1,752	$12,470	$837	$-	$24,432
Amount of Distribution Services Waived	$-	$-	$-	$-	$837	$-	$837

Amount Recognized for Wilmington Trust	$-	$-	$-	$-	$-	$-	$-
Amount of Wilmington Trust Waived	$-	$-	$-	$-	$-	$-	$-

Nine months ended September 30, 2025	CORN	SOYB	CANE	WEAT	TAGS	TRUST
Amount Recognized for Custody Services	$68,905	$33,342	$20,301	$135,052	$7,906	$265,506
Amount of Custody Services Waived	$-	$-	$-	$-	$7,906	$7,906

Amount Recognized for Distribution Services	$24,631	$12,037	$7,253	$49,359	$3,655	$96,935
Amount of Distribution Services Waived	$-	$-	$-	$-	$3,655	$3,655

Amount Recognized for Wilmington Trust	$-	$-	$-	$-	$-	$-
Amount of Wilmington Trust Waived	$-	$-	$-	$-	$-	$-

Nine months ended September 30, 2024	CORN	SOYB	CANE	WEAT	TAGS	DEFI	TRUST
Amount Recognized for Custody Services	$61,603	$26,213	$21,575	$147,684	$10,838	$1,919	$269,832
Amount of Custody Services Waived	$-	$-	$-	$-	$10,838	$1,919	$12,757

Amount Recognized for Distribution Services	$22,929	$10,672	$7,814	$53,158	$3,760	$-	$98,333
Amount of Distribution Services Waived	$-	$-	$-	$-	$3,760	$-	$3,760

Amount Recognized for Wilmington Trust	$-	$-	$-	$-	$-	$-	$-
Amount of Wilmington Trust Waived	$-	$-	$-	$-	$-	$-	$-

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

Brokerage Commissions

The Sponsor recognizes the expense for brokerage commissions for futures contract trades on a per-trade basis. The below table shows the amounts included on the statements of operations as total brokerage commissions paid inclusive of unrealized loss for the three and nine months ended September 30, 2025 and 2024.

	CORN	SOYB	CANE	WEAT	TAGS	TRUST
Three months ended September 30, 2025	$14,620	$2,229	$3,557	$30,396	$-	$50,802
Three months ended September 30, 2024	$17,785	$1,806	$2,913	$26,622	$-	$49,126
Nine months ended September 30, 2025	$36,169	$7,397	$10,486	$62,385	$-	$116,437
Nine months ended September 30, 2024	$39,697	$8,151	$8,529	$62,986	$-	$119,363

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

The Funds are required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Funds file income tax returns in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2022 to 2024, the Funds remain subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Funds recording a tax liability that reduces net assets. Based on their analysis, the Funds have determined that they have not incurred any liability for unrecognized tax benefits as of September 30, 2025, and for the years ended December 31, 2024, 2023 and 2022. However, the Funds’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

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

The Funds recognize interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three and nine months ended September 30, 2025 and 2024.

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

September 30, 2025

	CORN	SOYB	CANE	WEAT	TAGS	TRUST
Money Market Funds	$15,797,249	$13,125,204	$5,370,925	$44,634,177	$16,329	$78,943,885
Demand Deposit Savings Accounts	11,198,591	5,873,820	2,456,555	11,132,103	-	30,661,068
Commercial Paper	20,044,661	12,431,410	4,983,992	57,185,812	-	94,645,875
Total cash and cash equivalents as presented on the Statement of Assets and Liabilities	$47,040,501	$31,430,434	$12,811,472	$112,952,092	$16,329	$204,250,828

December 31, 2024

	CORN	SOYB	CANE	WEAT	TAGS	TRUST
Money Market Funds	$22,789,058	$8,146,814	$4,462,098	$46,770,073	$8,570	$82,176,613
Demand Deposit Savings Accounts	10,841,877	5,686,719	2,378,305	10,777,507	-	29,684,408
Commercial Paper	27,367,391	9,972,867	4,990,686	56,748,388	-	99,079,332
Total cash and cash equivalents as presented on the Statement of Assets and Liabilities	$60,998,326	$23,806,400	$11,831,089	$114,295,968	$8,570	$210,940,353

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

Three months ended September 30, 2025	CORN	SOYB	CANE	WEAT	TAGS	TRUST
Recognized Related Party Transactions	$77,416	$39,405	$18,906	$182,328	$14,107	$332,162
Waived Related Party Transactions	$-	$-	$-	$-	$14,107	$14,107

Three months ended September 30, 2024	CORN	SOYB	CANE	WEAT	TAGS	TRUST
Recognized Related Party Transactions	$134,321	$69,975	$40,915	$281,324	$18,684	$545,219
Waived Related Party Transactions	$-	$-	$-	$-	$18,684	$18,684

Nine months ended September 30, 2025	CORN	SOYB	CANE	WEAT	TAGS	TRUST
Recognized Related Party Transactions	$347,912	$167,918	$102,475	$667,818	$49,055	$1,335,178
Waived Related Party Transactions	$-	$-	$-	$-	$49,055	$49,055

Nine months ended September 30, 2024	CORN	SOYB	CANE	WEAT	TAGS	TRUST
Recognized Related Party Transactions	$463,527	$218,266	$153,058	$1,072,245	$74,590	$1,981,686
Waived Related Party Transactions	$-	$-	$-	$-	$47,589	$47,589

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

	CORN	SOYB	CANE	WEAT	TAGS	DEFI	TRUST
Three months ended September 30, 2025	$-	$-	$-	$-	$41,226	$-	$41,226
Three months ended September 30, 2024	$-	$-	$-	$-	$40,557	$-	$40,557
Nine months ended September 30, 2025	$-	$-	$-	$-	$151,343	$-	$151,343
Nine months ended September 30, 2024	$-	$-	$-	$-	$182,476	$62,309	$244,785

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

On September 30, 2025 and December 31, 2024, in the opinion of the Trust, the reported value at the close of the market for each commodity and cryptocurrency contract fairly reflected the value of the futures and no alternative valuations were required other than as described below.

For the three and nine months ended September 30, 2025 and year ended December 31, 2024, the Funds did not have any significant transfers between any of the levels of the fair value hierarchy, except for the Wheat Fund DEC 26 commodity futures contracts, which for the quarter ended June 30, 2025 traded with an average daily volume less than 175 contracts. For the quarter ended September 30, 2025, the Wheat Fund DEC 26 futures contracts traded with an average daily volume greater than 175 contracts and were reflected as a Level 1 asset.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates ("ASU") 2024-03 – Income Statement—Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40). The amendments require an entity to disaggregate certain income statement line-items within the Notes to the Financial Statements. The Sponsor is evaluating the impacts to the financial statements and disclosures to the Trust and the Funds, and will plan to adopt at or before the effective date for the 10K for the period ending December 31, 2026.

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

Note 4 – Fair Value Measurements

The Trust’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Trust’s significant accounting policies in Note 3. The following table presents information about the Trust’s assets and liabilities measured at fair value as of September 30, 2025 and December 31, 2024:

Assets:	Level 1	Level 2	Level 3	Balance as of September 30, 2025
Cash Equivalents	$173,589,760	$-	$-	$173,589,760
Commodity Futures Contracts
Corn futures contracts	102,131	-	-	102,131
Soybean futures contracts	254,889	-	-	254,889
Sugar futures contracts	33,241	-	-	33,241
Total	$173,980,021	$-	$-	$173,980,021

Liabilities	Level 1	Level 2	Level 3	Balance as of September 30, 2025
Commodity Futures Contracts
Corn futures contracts	$193,186	$-	$-	$193,186
Soybean futures contracts	731,382	-	-	731,382
Sugar futures contracts	390,032	-	-	390,032
Wheat futures contracts	7,033,966	-	-	7,033,966
Total	$8,348,566	$-	$-	$8,348,566

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2024
Cash Equivalents	$181,255,945	$-	$-	$181,255,945
Commodity Futures Contracts
Corn futures contracts	1,936,572	-	-	1,936,572
Total	$183,192,517	$-	$-	$183,192,517

Liabilities	Level 1	Level 2	Level 3	Balance as of December 31, 2024
Commodity Futures Contracts
Corn futures contracts	$1,955,417	$-	$-	$1,955,417
Soybean futures contracts	1,321,026	-	-	1,321,026
Sugar futures contracts	1,560,295	-	-	1,560,295
Wheat futures contracts	11,974,384	-	-	11,974,384
Total	$16,811,122	$-	$-	$16,811,122

Teucrium Corn Fund

				Balance as of
Assets:	Level 1	Level 2	Level 3	September 30, 2025
Cash Equivalents	$35,841,910	$-	$-	$35,841,910
Commodity Futures Contracts
Corn futures contracts	102,131	-	-	102,131
Total	$35,944,041	$-	$-	$35,944,041

				Balance as of
Liabilities	Level 1	Level 2	Level 3	September 30, 2025
Commodity Futures Contracts
Corn futures contracts	$193,186	$-	$-	$193,186

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2024
Cash Equivalents	$50,156,449	$-	$-	$50,156,449
Commodity Futures Contracts
Corn futures contracts	1,936,572	-	-	1,936,572
Total	$52,093,021	$-	$-	$52,093,021

				Balance as of
Liabilities	Level 1	Level 2	Level 3	December 31, 2024
Commodity Futures Contracts
Corn futures contracts	$1,955,417	$-	$-	$1,955,417

Teucrium Soybean Fund

				Balance as of
Assets:	Level 1	Level 2	Level 3	September 30, 2025
Cash Equivalents	$25,556,614	$-	$-	$25,556,614
Commodity Futures Contracts
Soybean futures contracts	254,889	-	-	254,889
Total	$25,811,503	$-	$-	$25,811,503

				Balance as of
Liabilities	Level 1	Level 2	Level 3	September 30, 2025
Commodity Futures Contracts
Soybean futures contracts	$731,382	$-	$-	$731,382

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2024
Cash Equivalents	$18,119,681	$-	$-	$18,119,681

				Balance as of
Liabilities	Level 1	Level 2	Level 3	December 31, 2024
Commodity Futures Contracts
Soybean futures contracts	$1,321,026	$-	$-	$1,321,026

Teucrium Sugar Fund

				Balance as of
Assets:	Level 1	Level 2	Level 3	September 30, 2025
Cash Equivalents	$10,354,917	$-	$-	$10,354,917
Commodity Futures Contracts
Sugar futures contracts	33,241	-	-	33,241
Total	$10,388,158	$-	$-	$10,388,158

				Balance as of
Liabilities	Level 1	Level 2	Level 3	September 30, 2025
Commodity Futures Contracts
Sugar futures contracts	$390,032	$-	$-	$390,032

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2024
Cash Equivalents	$9,452,784	$-	$-	$9,452,784

				Balance as of
Liabilities	Level 1	Level 2	Level 3	December 31, 2024
Commodity Futures Contracts
Sugar futures contracts	$1,560,295	$-	$-	$1,560,295

Teucrium Wheat Fund

				Balance as of
Assets:	Level 1	Level 2	Level 3	September 30, 2025
Cash Equivalents	$101,819,989	$-	$-	$101,819,989

				Balance as of
Liabilities	Level 1	Level 2	Level 3	September 30, 2025
Commodity Futures Contracts
Wheat futures contracts	$7,033,966	$-	$-	$7,033,966

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2024
Cash Equivalents	$103,518,461	$-	$-	$103,518,461

				Balance as of
Liabilities	Level 1	Level 2	Level 3	December 31, 2024
Commodity Futures Contracts
Wheat futures contracts	$11,974,384	$-	$-	$11,974,384

Teucrium Agricultural Fund

				Balance as of
Assets:	Level 1	Level 2	Level 3	September 30, 2025
Exchange Traded Funds	$7,867,870	$-	$-	$7,867,870
Cash Equivalents	16,329	-	-	16,329
Total	$7,884,199	$-	$-	$7,884,199

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2024
Exchange Traded Funds	$10,344,458	$-	$-	$10,344,458
Cash Equivalents	8,570	-	-	8,570
Total	$10,353,028	$-	$-	$10,353,028

For the three and nine months ended September 30, 2025 and year ended December 31, 2024, the Funds did not have any significant transfers between any of the levels of the fair value hierarchy, except for the Wheat Fund's DEC 26 commodity futures contracts, which for the quarter ended June 30, 2025 traded with an average daily volume less than 175 contracts and were reflected as a Level 2 asset. For the quarter ended September 30, 2025, the Wheat Fund's DEC 26 futures contracts traded with an average daily volume greater than 175 contracts and were reflected as a Level 1 asset. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Funds consider the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Funds utilize derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Funds’ derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Funds are also subject to additional counterparty risk due to the inability of its counterparties to meet the terms of their contracts. For the three and nine months ended September 30, 2025 and year ended December 31, 2024, the Funds invested only in commodity and cryptocurrency futures contracts specifically related to each Fund.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk, and held by the FCMs, Marex, and StoneX as of September 30, 2025, and December 31, 2024.

*The amount of collateral presented in Collateral, Due from Broker, is limited to the liability for the futures contracts and accordingly does not include the excess collateral pledged.

Offsetting of Financial Assets and Derivative Assets as of September 30, 2025
	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Teucrium Corn Fund: Corn futures contracts	$102,131	$-	$102,131	$102,131	$-	$-
Teucrium Soybean Fund: Soybean futures contracts	254,889	-	254,889	254,889	-	-
Teucrium Sugar Fund: Sugar futures contracts	33,241	-	33,241	33,241	-	-
Teucrium Commodity Trust Total	$390,261	$-	$390,261	$390,261	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of September 30, 2025
	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity Price
Teucrium Corn Fund: Corn futures contracts	$193,186	$-	$193,186	$102,131	$91,055	$-
Teucrium Soybean Fund: Soybean futures contracts	731,382	-	731,382	254,889	476,493	-
Teucrium Sugar Fund: Sugar futures contracts	390,032	-	390,032	33,241	356,791	-
Teucrium Wheat Fund: Wheat futures contracts	7,033,966	-	7,033,966	-	7,033,966	-
Teucrium Commodity Trust Total	$8,348,566	$-	$8,348,566	$390,261	$7,958,305	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2024
	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Teucrium Corn Fund: Corn futures contracts	$1,936,572	$-	$1,936,572	$1,936,572	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2024
	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity Price
Teucrium Corn Fund: Corn futures contracts	$1,955,417	$-	$1,955,417	$1,936,572	$18,845	$-
Teucrium Soybean Fund: Soybean futures contracts	1,321,026	-	1,321,026	-	1,321,026	-
Teucrium Sugar Fund: Sugar futures contracts	1,560,295	-	1,560,295	-	1,560,295	-
Teucrium Wheat Fund: Wheat futures contracts	11,974,384	-	11,974,384	-	11,974,384	-
Teucrium Commodity Trust Total	$16,811,122	$-	$16,811,122	$1,936,572	$14,874,550	$-

The following is a summary of realized and unrealized gains (losses) of the derivative instruments utilized by the Trust:

Three months ended September 30, 2025

	Realized Gain (Loss) on Commodity Futures Contracts	Net Change in Unrealized Appreciation (Depreciation) on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(3,257,343)	$2,683,385
Soybean futures contracts	(677,452)	142,761
Sugar futures contracts	(516,433)	113,785
Wheat futures contracts	(15,074,347)	5,241,775
Total commodity futures contracts	$(19,525,575)	$8,181,706

Three months ended September 30, 2024

	Realized Gain (Loss) on Commodity Futures Contracts	Net Change in Unrealized Appreciation (Depreciation) on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(8,288,179)	$8,615,295
Soybean futures contracts	(1,997,318)	1,382,076
Sugar futures contracts	(189,249)	1,013,355
Wheat futures contracts	(10,924,999)	9,339,127
Total commodity futures contracts	$(21,399,745)	$20,349,853

Nine months ended September 30, 2025

	Realized Gain (Loss) on Commodity Futures Contracts	Net Change in Unrealized Appreciation (Depreciation) on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(3,439,291)	$(72,210)
Soybean futures contracts	(1,086,717)	844,533
Sugar futures contracts	(1,768,155)	1,203,504
Wheat futures contracts	(24,614,734)	4,940,418
Total commodity futures contracts	$(30,908,897)	$6,916,245

Nine months ended September 30, 2024

	Realized Gain (Loss) on Commodity Futures Contracts	Net Change in Unrealized Appreciation (Depreciation) on Commodity Futures Contracts
Commodity Price and Cryptocurrency Price
Corn futures contracts	$(14,452,703)	$2,052,093
Soybean futures contracts	(4,991,499)	349,888
Sugar futures contracts	(2,341,549)	3,135,018
Wheat futures contracts	(19,033,933)	(3,310,867)
Bitcoin futures Contracts	(78,143)	114,383
Total commodity and cryptocurrency futures contracts	$(40,897,827)	$2,340,515

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for the futures contracts held for the three and nine months ended September 30, 2025 and for the three and nine months ended September 30, 2024.

	CORN	SOYB	CANE	WEAT	TRUST
Three Months Ended September 30, 2025	46,949,867	27,463,417	13,406,180	118,112,817	205,932,280
Three Months Ended September 30, 2024	59,513,833	27,144,996	12,417,321	136,089,921	235,166,071
Nine Months Ended September 30, 2025	49,749,165	26,607,049	12,056,457	113,737,456	202,150,126
Nine Months Ended September 30, 2024	66,070,800	28,971,221	14,084,306	149,576,567	258,702,894

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

Note 7 - Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the three and nine months ended September 30, 2025 and 2024. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

Teucrium Corn Fund:

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Per Share Operation Performance
Net asset value at beginning of period	$17.69	$18.30	$18.76	$21.61
Income from investment operations:
Interest income	0.19	0.23	0.60	0.77
Net realized and unrealized gain (loss) on commodity futures contracts	(0.28)	0.10	(1.39)	(3.47)
Total expenses, net	(0.15)	(0.15)	(0.52)	(0.43)
Net increase (decrease) in net asset value	(0.24)	0.18	(1.31)	(3.13)
Net asset value at end of period	$17.45	$18.48	$17.45	$18.48
Total Return	-1.35%	0.97%	-6.96%	-14.52%
Ratios to Average Net Assets (Annualized)
Total expenses	3.44%	3.39%	3.67%	2.98%
Total expenses, net	3.44%	3.39%	3.67%	2.98%
Net investment income	0.82%	1.82%	0.63%	2.32%

Teucrium Soybean Fund:

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Per Share Operation Performance
Net asset value at beginning of period	$21.77	$23.66	$21.47	$27.03
Income from investment operations:
Interest income	0.24	0.29	0.70	0.96
Net realized and unrealized gain (loss) on commodity futures contracts	(0.32)	(0.69)	(0.05)	(4.36)
Total expenses, net	(0.19)	(0.20)	(0.62)	(0.57)
Net increase (decrease) in net asset value	(0.27)	(0.60)	0.03	(3.97)
Net asset value at end of period	$21.50	$23.06	$21.50	$23.06
Total Return	-1.24%	-2.54%	0.14%	-14.69%
Ratios to Average Net Assets (Annualized)
Total expenses	3.39%	3.53%	3.84%	3.17%
Total expenses, net	3.39%	3.53%	3.84%	3.17%
Net investment income	0.89%	1.69%	0.47%	2.13%

Teucrium Sugar Fund:

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Per Share Operation Performance
Net asset value at beginning of period	$10.92	$12.18	$11.41	$12.44
Income (loss) from investment operations:
Interest income	0.12	0.16	0.35	0.49
Net realized and unrealized gain (loss) on commodity futures contracts	(0.33)	0.94	(0.79)	0.62
Total expenses, net	(0.12)	(0.13)	(0.38)	(0.40)
Net increase (decrease) in net asset value	(0.33)	0.97	(0.82)	0.71
Net asset value at end of period	$10.59	$13.15	$10.59	$13.15
Total Return	-3.01%	7.93%	-7.14%	5.70%
Ratios to Average Net Assets (Annualized)
Total expenses	4.28%	4.32%	4.50%	4.26%
Total expenses, net	4.28%	4.32%	4.50%	4.26%
Net investment income (loss)	-0.07%	0.88%	-0.25%	0.99%

Teucrium Wheat Fund:

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Per Share Operation Performance
Net asset value at beginning of period	$4.45	$5.29	$4.83	$5.98
Income (loss) from investment operations:
Interest income	0.04	0.07	0.14	0.22
Net realized and unrealized gain (loss) on commodity futures contracts	(0.35)	(0.08)	(0.75)	(0.83)
Total expenses, net	(0.03)	(0.04)	(0.11)	(0.13)
Net increase (decrease) in net asset value	(0.34)	(0.05)	(0.72)	(0.74)
Net asset value at end of period	$4.11	$5.24	$4.11	$5.24
Total Return	-7.62%	-1.04%	-14.79%	-12.42%
Ratios to Average Net Assets (Annualized)
Total expenses	3.08%	3.46%	3.31%	3.16%
Total expenses, net	3.08%	3.46%	3.31%	3.16%
Net investment income	1.15%	1.72%	0.97%	2.08%

Teucrium Agricultural Fund:

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Per Share Operation Performance
Net asset value at beginning of period	$24.14	$26.49	$25.10	$29.45
Income (loss) from investment operations:
Net realized and unrealized gain (loss) on investment transactions	(0.79)	0.40	(1.74)	(2.55)
Total expenses, net	(0.01)	(0.01)	(0.02)	(0.02)
Net increase (decrease) in net asset value	(0.80)	0.39	(1.76)	(2.57)
Net asset value at end of period	$23.34	$26.88	$23.34	$26.88
Total Return	-3.31%	1.50%	-7.02%	-8.73%
Ratios to Average Net Assets (Annualized)
Total expenses	2.07%	1.46%	2.24%	1.80%
Total expenses, net	0.12%	0.09%	0.11%	0.09%
Net investment loss	-0.11%	-0.09%	-0.11%	-0.09%

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

Note 8 – Detail of the net assets and shares outstanding of the Funds that are a series of the Trust

The following are the net assets and shares outstanding of each Fund that is a series of the Trust and, thus, in total, comprise the combined net assets of the Trust:

September 30, 2025

	Outstanding
	Shares	Net Assets
Teucrium Corn Fund	2,775,004	$48,435,999
Teucrium Soybean Fund	1,500,004	32,244,671
Teucrium Sugar Fund	1,275,004	13,505,413
Teucrium Wheat Fund	28,525,004	117,346,707
Teucrium Agricultural Fund:	337,502
Net assets including the investment in the Underlying Funds		7,876,596
Less: Investment in the Underlying Funds		(7,867,870)
Net for the Fund in the combined net assets of the Trust		8,726
Teucrium Commodity Trust Total		$211,541,516

December 31, 2024

	Outstanding
	Shares	Net Assets
Teucrium Corn Fund	3,450,004	$64,724,238
Teucrium Soybean Fund	1,175,004	25,223,043
Teucrium Sugar Fund	1,100,004	12,546,977
Teucrium Wheat Fund	25,300,004	122,144,207
Teucrium Agricultural Fund:	412,502
Net assets including the investment in the Underlying Funds		10,353,411
Less: Investment in the Underlying Funds		(10,344,458)
Net for the Fund in the combined net assets of the Trust		8,953
Teucrium Commodity Trust Total		$224,647,418

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

Each Fund operates with the goal of meeting its respective investment objective, refer to Note 1 for description of investment objectives of each of the Funds. Refer to Note 2 and Note 3 for descriptions of the accounting policies of each of the Funds which are described and are managed by the Sponsor of the Funds. For the three and nine months ended September 30, 2025 and  September 30, 2024 and for the years ended December 31, 2024, 2023, and 2022, the CODM of each Fund, and therefore the CODM of the Trust, evaluates the performance of the Trust by evaluating each Funds' performance.  The CODM assesses relative asset levels as presented in the Fund's statements of assets and liabilities as well as interest income, and the expense categories as presented in the Fund’s statement of operations in determining resources allocation and overall management decisions of that Fund. The Trust eliminates intercompany balances to report the combined results on a Trust level, which primarily relates to TAGS investment in the Underlying Funds.

Note 10 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended September 30, 2025 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Trust and Funds other than those noted below:

Trust:

Nothing to report

CORN:

Nothing to report.

SOYB:

The total net assets of the Teucrium Soybean Fund increased by 61.4% from September 30, 2025 to November 7, 2025. This was caused by an increase in the shares outstanding by 50.0% and an increase in the NAV/share of 7.6%.

CANE:

The shares outstanding of the Teucrium Sugar Fund increased by 21.6% from September 30, 2025 to November 7, 2025.

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

Each Benchmark is rebalanced periodically to ensure that each of the Benchmark Component Futures Contracts is weighted in the same proportion as in the investment objective for each Fund. The following tables reflect the September 30, 2025, Benchmark Component Futures Contracts weights for each of the Funds, the contract held is identified by the generally accepted nomenclature of contract month and year, which may differ from the month in which the contract expires:

CORN Benchmark Component Futures Contracts	NOTIONAL AMT.	WEIGHT (%)
CBOT corn futures MAR26 (782 contracts)	$16,891,200	35%
CBOT corn futures MAY26 (655 contracts)	$14,467,313	30%
CBOT corn futures DEC26 (743 contracts)	$17,051,850	35%

TOTAL	$48,410,363	100%

SOYB Benchmark Component Futures Contracts	NOTIONAL AMT.	WEIGHT (%)
CBOT soybean futures JAN26 (221 contracts)	$11,273,763	35%
CBOT soybean futures MAR26 (186 contracts)	$9,632,475	30%
CBOT soybean futures NOV26 (215 contracts)	$11,330,500	35%

TOTAL	$32,236,738	100%

CANE Benchmark Component Futures Contracts	NOTIONAL AMT.	WEIGHT (%)
ICE sugar futures MAY26 (262 contracts)	$4,736,122	35%
ICE sugar futures JUL26 (227 contracts)	$4,062,755	30%
ICE sugar futures MAR27 (252 contracts)	$4,707,763	35%

TOTAL	$13,506,640	100%

WEAT Benchmark Component Futures Contracts	NOTIONAL AMT.	WEIGHT (%)
CBOT wheat futures MAR26 (1,555 contracts)	$40,974,250	35%
CBOT wheat futures MAY26 (1,303 contracts)	35,148,425	30%
CBOT wheat futures DEC26 (1,412 contracts)	$41,195,100	35%

TOTAL	$117,317,775	100%

TAGS Benchmark Component Shares	FAIR VALUE	WEIGHT (%)
Teucrium Corn Fund	$1,968,699	25%
Teucrium Soybean Fund	$1,939,384	25%
Teucrium Wheat Fund	$1,956,774	25%
Teucrium Sugar Fund	$2,003,013	25%

TOTAL	$7,867,870	100%

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

The Funds seek to earn interest and other income (“interest income”) from cash equivalents that it purchases and, on the cash it holds through the Custodian or other financial institutions. The Sponsor anticipates that the interest income will increase the NAV of each Fund. The Funds apply the interest income to the acquisition of additional investments or use it to pay its expenses. If the Fund reinvests the earned interest income, it makes investments that are consistent with its investment objectives as disclosed. Any cash equivalent invested by a Fund will have original maturity dates of three and nine months or less at inception. Any cash equivalent invested by a Fund will be deemed by the Sponsor to be of investment grade quality. As of September 30, 2025, available cash balances in each of the Funds were invested in the U.S. Bank Demand Deposit Account, Goldman Sachs Financial Square Government Fund, and in commercial paper with maturities of ninety days or less. Additionally, the CORN, SOYB, CANE, and WEAT may invest a portion of the amount of funds required to be deposited with the FCM as initial margin in U.S. Treasury obligations with time to maturity of 90 days or less. The obligations are purchased and held in the respective Fund accounts through the FCM.

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

The Sponsor

Teucrium Trading, LLC (the “Sponsor”) is the sponsor of the Trust and each of the series of the Trust. The Sponsor is a Delaware limited liability company, formed on July 28, 2009. The principal office is located at Three Main Street, Suite 215, Burlington, Vermont 05401. The Sponsor is registered as a commodity pool operator (“CPO”) and a commodity trading adviser (“CTA”) with the Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association (“NFA”). Teucrium Investment Advisors, LLC, a wholly owned subsidiary of the Sponsor, is a Delaware limited liability company, which was formed on January 4, 2022. Teucrium Investment Advisors, LLC is a U.S. Securities and Exchange Commission (“SEC”) registered investment advisor. Teucrium Investment Advisors, LLC was registered with the CFTC as a CPO on May 2, 2022, a CTA on May 2, 2022, and a Swap Firm on May 9, 2022. Teucrium Investment Advisors, LLC became a member of the NFA on May 9, 2022. Teucrium Asset Management, LLC, a wholly owned subsidiary of the Sponsor, is a Delaware limited liability company, which was formed on September 15, 2025.

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

Performance Summary

This report covers the periods from January 1 to September 30, 2025 for CORN, SOYB, CANE, WEAT, and TAGS. Total expenses are presented both gross and net of any expenses waived or paid by the Sponsor that would have been incurred by the Funds (“expenses waived by the Sponsor”).

CORN Per Share Operation Performance
Net asset value at beginning of period	$18.76
Income from investment operations:
Interest income	0.60
Net realized and unrealized gain (loss) on commodity futures contracts	(1.39)
Total expenses, net	(0.52)
Net increase (decrease) in net asset value	(1.31)
Net asset value at end of period	$17.45
Total Return	-6.96%
Ratios to Average Net Assets (Annualized)
Total expenses	3.67%
Total expenses, net	3.67%
Net investment income	0.63%

SOYB Per Share Operation Performance
Net asset value at beginning of period	$21.47
Income from investment operations:
Interest income	0.70
Net realized and unrealized gain (loss) on commodity futures contracts	(0.05)
Total expenses, net	(0.62)
Net increase (decrease) in net asset value	0.03
Net asset value at end of period	$21.50
Total Return	0.14%
Ratios to Average Net Assets (Annualized)
Total expenses	3.84%
Total expenses, net	3.84%
Net investment income	0.47%

CANE Per Share Operation Performance
Net asset value at beginning of period	$11.41
Income (loss) from investment operations:
Interest income	0.35
Net realized and unrealized gain (loss) on commodity futures contracts	(0.79)
Total expenses, net	(0.38)
Net increase (decrease) in net asset value	(0.82)
Net asset value at end of period	$10.59
Total Return	-7.14%
Ratios to Average Net Assets (Annualized)
Total expenses	4.50%
Total expenses, net	4.50%
Net investment income (loss)	-0.25%

WEAT Per Share Operation Performance
Net asset value at beginning of period	$4.83
Income (loss) from investment operations:
Interest income	0.14
Net realized and unrealized gain (loss) on commodity futures contracts	(0.75)
Total expenses, net	(0.11)
Net increase (decrease) in net asset value	(0.72)
Net asset value at end of period	$4.11
Total Return	-14.79%
Ratios to Average Net Assets (Annualized)
Total expenses	3.31%
Total expenses, net	3.31%
Net investment income	0.97%

TAGS Per Share Operation Performance
Net asset value at beginning of period	$25.10
Income (loss) from investment operations:
Investment income	(1.74)
Net realized and unrealized gain (loss) on investment transactions	(0.02)
Total expenses, net	(1.76)
Net increase (decrease) in net asset value	$23.34
Net asset value at end of period	-7.02%
Total Return
Ratios to Average Net Assets (Annualized)	2.24%
Total expenses	0.11%
Total expenses, net	-0.11%

Past performance of a Fund is not necessarily indicative of future performance.

Results of Operations

The following includes a section for each Fund of the Trust.

The discussion below addresses the material changes in the results of operations for the three and nine months ended September 30, 2025 compared to the same period in 2024. The following includes a section for each Fund of the Trust for the periods in which each Fund was in operation. CORN, SOYB, WEAT, CANE and TAGS each operated for the entirety of all periods.

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

On September 30, 2025, CORN held a total of 2,180 CBOT Corn Futures contracts with a notional value of $48,410,363. The contracts had an asset fair value of $102,131 and a liability fair value of $193,186.  The weighting of the notional value of the contracts is as follows: (1) 35% to the MAR26 contracts, the second to expire CBOT Corn Futures Contract, (2) 30% to MAY26 CBOT contracts, the third to expire CBOT Corn Futures Contract, and (3) 35% to DEC26 CBOT contracts, the CBOT Corn Futures Contract expiring in the December following the expiration month of the third to expire contract.

	Quarter Ending	Quarter Ending	Quarter Ending
	September 30, 2025	September 30, 2024	June 30, 2025
Total Net Assets	$48,435,999	$63,279,409	$44,675,994
Shares Outstanding	2,775,004	3,425,004	$2,525,004
Net Asset Value per share	$17.45	$18.48	$17.69
Closing Price	$17.45	$18.49	$17.70

Total net assets for the Fund decreased year over year by (23%), driven by a combination of a decrease in total shares outstanding of  (650,000) shares or (19%) and a decrease in the NAV per share of ($1.02) or (6%). The net assets for the Fund increased by 8% when comparing September 30, 2025, to June 30, 2025. The change in total net assets year over year, in the opinion of management, was generally due to a combination of a depreciation of commodity prices and investor out-flows which was driven by excess supply estimates, and mandates for plant-based renewable fuels contributing to weakness.

For the Three Months Ended September 30, 2025, compared to the Three Months Ended September 30, 2024

	Three Months Ended	Three Months Ended
	September 30, 2025	September 30, 2024
Average daily total net assets	$46,062,214	$59,243,872
Net realized and unrealized (loss) gain on futures contracts	$(573,958)	$327,116
Interest income earned on cash and cash equivalents	$495,376	$937,064
Annualized interest yield based on average daily total net assets	1.08%	1.58%
Net Income (Loss)	$(478,434)	$598,292
Weighted average share outstanding	2,639,134	3,312,232
Management Fees	$116,102	$148,919
Total gross fees and other expenses excluding management fees	$283,750	$355,794
Brokerage Commissions	$14,620	$17,785
Total gross expense ratio	3.44%	3.39%
Total expense ratio net of expenses waived by the Sponsor	3.44%	3.39%
Net investment gain	0.82%	1.82%
Creation of Shares	300,000	500,000
Redemption of Shares	50,000	525,000

For the Nine Months Ended September 30, 2025, compared to the Nine Months Ended September 30, 2024

	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024
Average daily total net assets	$52,694,028	$67,142,368
Net realized and unrealized loss on futures contracts	$(3,511,501)	$(12,400,610)
Interest income earned on cash and cash equivalents	$1,693,174	$2,661,171
Annualized interest yield based on average daily total net assets	3.21%	3.96%
Net Loss	$(3,262,976)	$(11,235,560)
Weighted average share outstanding	2,841,945	3,462,778
Management Fees	$394,123	$502,651
Total gross fees and other expenses excluding management fees	$1,050,526	$993,470
Brokerage Commissions	$36,169	$39,697
Total gross expense ratio	3.67%	2.98%
Total expense ratio net of expenses waived by the Sponsor	3.67%	2.98%
Net investment gain	0.63%	2.32%
Creation of Shares	500,000	1,200,000
Redemption of Shares	1,175,000	1,525,000

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

The decrease in interest and other income year over year was due to lower average net assets and declining interest rates. As a result, the amount of interest income earned was lower in the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024. The Fund seeks to earn interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper. These interest rate levels may be lower or higher than the projected interest rates stated in the prospectuses and thus will impact your breakeven point.

The decrease in management fee paid to the Sponsor is a result of lower average net assets. As a result of the decline in the amount of assets of the Fund, the amount of management fees was lower in the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

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

The decrease in total gross fees and other expenses excluding management fees for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 was generally due to the allocation of expenses and total net assets relative to the other Funds. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to September 30, 2025 and serves to illustrate the relative changes of these components.

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

On September 30, 2025, the Fund held a total of 622 CBOT soybean futures contracts with a notional value of $32,236,738. The contracts had an asset fair value of $254,889 and had a liability fair value of $731,382. The weighting of the notional value of the contracts is as follows: (1) 35% to JAN26 CBOT contracts, (2) 30% to MAR26 CBOT contracts, and (3) 35% to NOV26 CBOT contracts.

	Quarter Ending	Quarter Ending	Quarter Ending
	September 30, 2025	September 30, 2024	June 30, 2025
Total Net Assets	$32,244,671	$31,704,444	$26,664,148
Shares Outstanding	1,500,004	1,375,004	1,225,004
Net Asset Value per share	$21.50	$23.06	$21.77
Closing Price	$21.46	$23.05	$21.78

Total net assets for the Fund increased year over year by 2%, driven by a combination of an increase in total shares outstanding of 125,000 shares or 9% and by a decrease in the NAV per share of ($1.56) or (7%). The net assets for the Fund increased by 21% when comparing September 30, 2025, to June 30, 2025. The change in total net assets year over year, in the opinion of management, was generally due to a combination of a depreciation of commodity prices and investor inflows which was driven by decreased supply estimates, and mandates for plant-based renewable fuels contributing to weakness.

For the Three Months Ended September 30, 2025, compared to the Three Months Ended September 30, 2024

	Three Months Ended	Three Months Ended
	September 30, 2025	September 30, 2024
Average daily total net assets	$26,379,665	$26,355,458
Net realized and unrealized loss on futures contracts	$(534,691)	$(615,242)
Interest income earned on cash and cash equivalents	$284,459	$346,084
Annualized interest yield based on average daily total net assets	1.08%	1.31%
Net Loss	$(475,744)	$(503,151)
Weighted average share outstanding	1,206,797	1,176,363
Management Fees	$66,491	$66,249
Total gross fees and other expenses excluding management fees	$159,021	$167,744
Brokerage Commissions	$2,229	$1,806
Total gross expense ratio	3.39%	3.53%
Total expense ratio net of expenses waived by the Sponsor	3.39%	3.53%
Net investment gain	0.89%	1.69%
Creation of Shares	425,000	250,000
Redemption of Shares	150,000	50,000

For the Nine Months Ended September 30, 2025, compared to the Nine Months Ended September 30, 2024

	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024
Average daily total net assets	$26,109,997	$29,006,825
Net realized and unrealized loss on futures contracts	$(242,184)	$(4,641,611)
Interest income earned on cash and cash equivalents	$841,602	$1,151,359
Annualized interest yield based on average daily total net assets	3.22%	3.97%
Net Loss	$(151,279)	$(4,178,596)
Weighted average share outstanding	1,198,081	1,199,183
Management Fees	$195,288	$217,155
Total gross fees and other expenses excluding management fees	$621,900	$471,189
Brokerage Commissions	$7,397	$8,151
Expenses waived by the Sponsor	$-	$-
Total gross expense ratio	3.84%	3.17%
Total expense ratio net of expenses waived by the Sponsor	3.84%	3.17%
Net investment gain	0.47%	2.13%
Creation of Shares	575,000	725,000
Redemption of Shares	250,000	425,000

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

The decrease in interest and other income year over year was due to lower average net assets and declining interest rates. As a result, the amount of interest income earned as a percentage of average daily total net assets was lower in the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024. The Fund seeks to earn interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper. These interest rate levels may be lower or higher than the projected interest rates stated in the prospectuses and thus will impact your breakeven point.

The increase/decrease in management fee paid to the Sponsor is a result of higher average net assets. As a result of the incline in the amount of assets of the Fund, the amount of management fees was higher/lower in the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

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

The decrease/increase in total gross fees and other expenses excluding management fees for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 was generally due to the average net assets relative to the other Funds. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to September 30, 2025 and serves to illustrate the relative changes of these components.

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

On September 30, 2025, the Fund held a total of 741 ICE sugar futures contracts with a notional value of $13,506,640. The contracts had an asset fair value of $33,241 and a liability fair value of $390,032. The weighting of the notional value of the contracts is as follows: (1) 35% to the MAY26 ICE No 11 contracts, (2) 30% to the JUL26 ICE No 11 contracts, and (3) 35% to the MAR27 ICE No 11 contracts.

	Quarter Ending	Quarter Ending	Quarter Ending
	September 30, 2025	September 30, 2024	June 30, 2025
Total Net Assets	$13,505,413	$14,463,660	$10,375,577
Shares Outstanding	1,275,004	1,100,004	950,004
Net Asset Value per share	$10.59	$13.15	$10.92
Closing Price	$10.60	$13.22	$10.96

Total net assets for the Fund decreased year over year by (7%), driven by a combination of an increase in total shares outstanding of 175,000 or 16% and a decrease in the NAV per share of ($2.56) or (19%). The net assets for the Fund increased by (30%) when comparing September 30, 2025, to June 30, 2025. This change was, in the opinion of management, due to the stabilization of prices worldwide, strong demand and with modestly higher production which accelerated investor interest.

For the Three Months Ended September 30, 2025, compared to the Three Months Ended September 30, 2024

	Three Months Ended	Three Months Ended
	September 30, 2025	September 30, 2024
Average daily total net assets	$12,721,536	$12,035,719
Net realized and unrealized gain on futures contracts	$(402,648)	$824,106
Interest income earned on cash and cash equivalents	$135,079	$157,396
Annualized interest yield based on average daily total net assets	1.06%	1.31%
Net Income	$(404,756)	$850,848
Weighted average share outstanding	1,177,450	1,017,124
Management Fees	$32,065	$30,254
Total gross fees and other expenses excluding management fees	$105,122	$100,400
Brokerage Commissions	$3,557	$2,913
Total gross expense ratio	4.28%	4.32%
Total expense ratio net of expenses waived by the Sponsor	4.28%	4.32%
Net investment gain	(0.07)%	0.88%
Creation of Shares	425,000	325,000
Redemption of Shares	100,000	350,000

For the Nine Months Ended September 30, 2025, compared to the Nine Months Ended September 30, 2024

	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024
Average daily total net assets	$11,950,110	$14,072,144
Net realized and unrealized gain on futures contracts	$(564,651)	$793,469
Interest income earned on cash and cash equivalents	$379,839	$553,337
Annualized interest yield based on average daily total net assets	3.18%	3.93%
Net Income	$(587,099)	$897,568
Weighted average share outstanding	1,053,942	1,133,854
Management Fees	$89,380	$105,349
Total gross fees and other expenses excluding management fees	$312,907	$343,889
Brokerage Commissions	$10,486	$8,529
Expenses waived by the Sponsor	$-	$-
Total gross expense ratio	4.50%	4.26%
Total expense ratio net of expenses waived by the Sponsor	4.50%	4.26%
Net investment gain	(0.25)%	0.99%
Creation of Shares	900,000	375,000
Redemption of Shares	725,000	700,000

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

The decrease in interest and other income year over year was due to declining interest rates, and lower average net assets. As a result, the amount of interest income earned as a percentage of average daily total net assets was lower in the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024. The Fund seeks to earn interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper. These interest rate levels may be lower or higher than the projected interest rates stated in the prospectuses and thus will impact your breakeven point.

The increase/decrease in management fee paid to the Sponsor is a result of higher/lower average net assets. As a result of the increase/decrease in the amount of assets of the Fund, the amount of management fees was higher/lower in the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

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

The increase/decrease in total gross fees and other expenses excluding management fees for the three and nine months ended September 30, 2025, respectively, compared to the three and nine months ended September 30, 2024 was generally due to higher/lower average net assets relative to the other Funds. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to September 30, 2025 and serves to illustrate the relative changes of these components.

CANE AUM Analysis
CANE Shares Outstanding
CANE AUM
CANE NAV Per Share
Shares Outstanding (Thousands)
AUM (Million $) & NAV ($ per share)
4500 4000 3500 3000 2500 2000 1500 1000 500 0
45 40 35 30 25 20 15 10 5 0
9/30/2011 12/31/2011 3/31/2012 6/30/2012 9/30/2012 12/31/2012 3/31/2013 6/30/2013 9/30/2013 12/31/2013 3/31/2014 6/30/2014 9/30/2014 12/31/2014 3/31/2015 6/30/2015 9/30/2015 12/31/2015 3/31/2016 6/30/2016 9/30/2016 12/31/2016 3/31/2017 6/30/2017 9/30/2017 12/31/2017 3/31/2018 6/30/2018 9/30/2018 12/31/2018 3/31/2019 6/30/2019 9/30/2019 12/31/2019 3/31/2020 6/30/2020 9/30/2020 12/31/2020 3/31/2021 6/30/2021 9/30/2021 12/31/2021 3/31/2022 6/30/2022 9/30/2022 12/31/2022 3/31/2023 6/30/2023 9/30/2023 12/31/2023 3/31/2024 6/30/2024 9/30/2024 12/31/2024 3/31/2025 6/30/2025 9/30/2025

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

On September 30, 2025, the Fund held a total of 4,270 CBOT wheat futures contracts with a notional value of $117,317,775. The contracts had an asset fair value of $0 and a liability fair value of $7,033,966. The weighting of the notional value contracts is as follows: (1) 35% to MAR26 CBOT contracts, (2) 30% to MAY26 CBOT contracts, and (3) 35% to DEC26 CBOT contracts.

	Quarter Ending	Quarter Ending	Quarter Ending
	September 30, 2025	September 30, 2024	June 30, 2025
Total Net Assets	$117,346,707	$137,737,170	$117,225,575
Shares Outstanding	28,525,004	26,300,004	26,325,004
Net Asset Value per share	$4.11	$5.24	$4.45
Closing Price	$4.11	$5.31	$4.44

Total net assets for the Fund decreased year over year by (15%), driven by an increase in the shares outstanding of 2,225,000 or 8%, and a decrease in the NAV per share of ($1.12) or (21%). The net assets for the Fund increased by $121,132 or approximately 0.1% when comparing September 30, 2025 to June 30, 2025. The change in total net assets year over year, in the opinion of management, was generally due to a combination of the depreciation of commodity prices and investor in-flows which may be attributed to ample wheat stocks from Russia and record exports flowing from the Black Sea continue to weigh on global wheat prices.

For the Three Months Ended September 30, 2025, compared to the Three Months Ended September 30, 2024

	Three Months Ended	Three Months Ended
	September 30, 2025	September 30, 2024
Average daily total net assets	$118,938,649	$135,677,627
Net realized and unrealized loss on futures contracts	$(9,832,572)	$(1,585,872)
Interest income earned on cash and cash equivalents	$1,266,449	$1,765,233
Annualized interest yield based on average daily total net assets	1.06%	1.30%
Net Loss	$(9,488,833)	$(999,368)
Weighted average share outstanding	27,542,667	26,707,884
Management Fees	$299,791	$341,047
Total gross fees and other expenses excluding management fees	$622,919	$837,682
Brokerage Commissions	$30,396	$26,622
Total gross expense ratio	3.08%	3.46%
Total expense ratio net of expenses waived by the Sponsor	3.08%	3.46%
Net investment gain	1.15%	1.72%
Creation of Shares	(2,850,000)	2,325,000
Redemption of Shares	1,725,000	1,800,000

For the Nine Months Ended September 30, 2025, compared to the Nine Months Ended September 30, 2024

	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024
Average daily total net assets	$120,119,772	$150,659,375
Net realized and unrealized loss on futures contracts	$(19,674,316)	$(22,344,800)
Interest income earned on cash and cash equivalents	$3,843,261	$5,906,447
Annualized interest yield based on average daily total net assets	3.20%	3.92%
Net Loss	$(18,804,740)	$(20,003,791)
Weighted average share outstanding	26,129,491	27,659,858
Management Fees	$898,430	$1,127,887
Total gross fees and other expenses excluding management fees	$2,075,255	$2,437,551
Brokerage Commissions	$62,385	$62,986
Total gross expense ratio	3.31%	3.16%
Total expense ratio net of expenses waived by the Sponsor	3.31%	3.16%
Net investment gain	0.97%	2.08%
Creation of Shares	-	3,850,000
Redemption of Shares	3,550,000	8,350,000

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

The decrease in interest and other income year over year was due to a decrease in average net assets and declining interest rates. As a result, the amount of interest income earned as a percentage of average daily total net assets was lower and slightly higher in the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024. The Fund seeks to earn interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper. These interest rate levels may be lower or higher than the projected interest rates stated in the prospectuses and thus will impact your breakeven point.

The decrease in management fee paid to the Sponsor is a result of lower average net assets. As a result of the decline in the amount of assets of the Fund, the amount of management fees was lower in the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

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

The decrease in total gross fees and other expenses excluding management fees for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 was generally due to a decrease in average net assets relative to the other Funds. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to September 30, 2025 and serves to illustrate the relative changes of these components.

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
9/30/2025

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

On September 30, 2025, the Fund held: 1) 112,791 shares of CORN with a fair value of $1,968,699; 2) 475,661 shares of WEAT with a fair value of $1,956,774; 3) 90,219 shares of SOYB with a fair value of $1,939,384; and 4) 189,099 shares of CANE with a fair value of $2,003,013. The weighting on September 30, 2025 was 25% to CORN, 25% to WEAT, 25% to SOYB and 25% to CANE.

	Quarter Ending	Quarter Ending	Quarter Ending
	September 30, 2025	September 30, 2024	June 30, 2025
Total Net Assets	$7,876,596	$11,761,445	$8,749,467
Shares Outstanding	337,502	437,502	362,502
Net Asset Value per share	$23.34	$26.88	$24.14
Closing Price	$23.36	$26.90	$24.16

Total net assets for the Fund decreased year over year by (33%), driven by a decrease in shares outstanding of (100,000) shares or (23%) and a decrease in the NAV/share of ($3.55) or (13%). The net assets for the Fund decreased by (10%) when comparing September 30, 2025 to June 30, 2025. The change in total net assets year over year, in the opinion of management, was generally due to a combination of depreciation of commodity prices and investor out-flows which was driven by the ample supply estimates and stabilization of prices worldwide.

For the Three Months Ended September 30, 2025, compared to the Three Months Ended September 30, 2024

	Three Months Ended	Three Months Ended
	September 30, 2025	September 30, 2024
Average daily total net assets	$8,402,380	$11,754,904
Net realized and unrealized gain (loss) on securities	$(281,466)	$98,087
Interest income earned on cash and cash equivalents	$157	$133
Annualized interest yield based on average daily total net assets	0.00%	0.00%
Net Income (loss)	$(283,850)	$95,560
Weighted average share outstanding	352,448	460,056
Total gross fees and other expenses	$43,767	$43,217
Expenses waived by the Sponsor	$(41,226)	$(40,557)
Total gross expense ratio	2.07%	1.46%
Total expense ratio net of expenses waived by the Sponsor	0.12%	0.09%
Net investment loss	(0.11)%	(0.09)%
Creation of Shares	-	-
Redemption of Shares	(50,000)	75,000

For the Nine Months Ended September 30, 2025, compared to the Nine Months Ended September 30, 2024

	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024
Average daily total net assets	$9,489,899	$14,247,514
Net realized and unrealized loss on securities	$(637,906)	$(1,567,165)
Interest income earned on cash and cash equivalents	$398	$386
Annualized interest yield based on average daily total net assets	0.00%	0.00%
Net Loss	$(645,513)	$(1,576,379)
Weighted average share outstanding	381,595	520,805
Total gross fees and other expenses	$159,348	$192,076
Expenses waived by the Sponsor	$(151,343)	$(182,476)
Total gross expense ratio	2.24%	1.80%
Total expense ratio net of expenses waived by the Sponsor	0.11%	0.09%
Net investment loss	(0.11)%	(0.09)%
Creation of Shares	-	-
Redemption of Shares	-	187,500

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

The decrease in total gross fees and other expenses for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 was generally due to the decrease in average net assets and the net assets relative to the other Funds. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to September 30, 2025 and serves to illustrate the relative changes of these components.

TAGS AUM Analysis
TAGS Shares Outstanding
TAGS AUM
TAGS NAV Per Share
Shares Outstanding (Thousands)
AUM (Million $) & NAV ($ per share)
1800
1600
1400
1200
1000
800
600
400
200
0
60
50
40
30
20
10
0
3/30/2012
6/30/2012
9/30/2012
12/31/2012
3/31/2013
6/30/2013
9/30/2013
12/31/2013
3/31/2014
6/30/2014
9/30/2014
12/31/2014
3/31/2015
6/30/2015
9/30/2015
12/31/2015
3/31/2016
6/30/2016
9/30/2016
12/31/2016
3/31/2017
6/30/2017
9/30/2017
12/31/2017
3/31/2018
6/30/2018
9/30/2018
12/31/2018
3/31/2019
6/30/2019
9/30/2019
12/31/2019
3/31/2020
6/30/2020
9/30/2020
12/31/2020
3/31/2021
6/30/2021
9/30/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/31/2022
3/31/2023
6/30/2023
9/30/2023
12/31/2023
3/31/2024
6/30/2024
9/30/2024
12/31/2024
3/31/2025
6/30/2025
9/30/2025

Market Outlook

The Corn Market

Corn is currently the most widely produced livestock feed grain in the United States. The two largest demands of the United States’ corn crop are used in livestock feed and ethanol production. Corn is also processed into food and industrial products, including starch, sweeteners, corn oil, beverages, and industrial alcohol. The United States Department of Agriculture (“USDA”) publishes weekly, monthly, quarterly, and annual updates for U.S. domestic and worldwide corn production and consumption, and for other grains such as soybeans and wheat which can be used in some cases as a substitute for corn. These reports are available on the USDA’s website, www.usda.gov, at no charge. The outlook provided below is from the September 2025 USDA report.

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

The United States is the world’s leading producer and exporter of corn. For the Crop Year 2025-26, the USDA estimates that the U.S. will produce approximately 33% of all the corn globally, of which about 18% will be exported. For 2025-2026, based on the September 2025, USDA reports, global consumption of 1,289 Million Metric Tons (MMT) is expected to be slightly higher than global production of 1,287 MMT. If the global demand for corn is not equal to global supply, this may have an impact on the price of corn. Besides the United States, other principal world corn exporters include Argentina, Brazil, Russia, South Africa, and Ukraine. Major import nations include Mexico, Japan, the European Union (EU), South Korea, Egypt, and parts of Southeast Asia. China’s production at 295 MMT is approximately 9% less than its domestic usage.

According to the USDA, global corn consumption has increased just over 659% from crop years 1960/1961 to 2025/2026 as demonstrated by the graph below and is projected to continue to grow in coming years. Consumption growth is the result of a combination of many factors including: 1) global population growth, which, according to the U.S. Census Department, is estimated to reach 9.7 billion by 2050; 2) a growing global middle class which is increasing the demand for protein and meat-based products globally and most significantly in developing countries; and 3) increased use of biofuels, including ethanol in the United States.

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

The price per bushel of corn in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to August 2025.

On September 12, 2025, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2025-26. The exhibit below provides a summary of historical and current information for United States corn production.

U.S. Corn Supply/Demand Balance
Marketing Year September - August
Million Bushels
											Sept 12 Est.	24-25 to	Sept 12 Est.	25-26 to
											USDA	23-24	USDA	24-25
Crop Year	14-15	15-16	16-17	17-18	18-19	19-20	20-21	21-22	22-23	23-24	24-25	% Change	25-26	% Change
Planted Acres	90.6	88.0	94.0	90.2	88.9	89.7	90.7	92.9	88.2	94.6	90.6	-4%	98.7	9%
Harvested Acres	83.1	80.8	86.7	82.7	81.3	81.3	82.3	85.0	78.7	86.5	82.9	-4%	90.0	9%
Difference	7.5	7.2	7.3	7.5	7.6	8.4	8.4	7.9	9.5	8.1	7.7	-5%	8.7	13%
Yield	171.0	168.4	174.6	176.6	176.4	167.5	171.4	176.7	173.4	177.3	179.3	1%	186.7	4%

Beginning Stocks	1,232	1,731	1,737	2,293	2,140	2,221	1,919	1,235	1,377	1,360	1,763	30%	1,325	-25%
Production	14,216	13,602	15,148	14,609	14,340	13,620	14,111	15,018	13,651	15,341	14,867	-3%	16,814	13%
Imports	32	68	57	36	28	42	24	24	39	28	20	-29%	25	25%
Total Supply	15,479	15,401	16,942	16,939	16,509	15,883	16,055	16,277	15,066	16,729	16,650	0%	18,165	9%

Feed	5,280	5,114	5,470	5,304	5,429	5,900	5,607	5,671	5,486	5,832	5,675	-3%	6,100	7%
Food/Seed/Industrial	6,601	6,648	6,885	7,057	6,793	6,286	6,467	6,757	6,558	6,879	6,820	-1%	6,980	2%
Ethanol for Fuel(incld above)	5,200	5,224	5,432	5,605	5,378	4,857	5,028	5,320	5,176	5,489	5,435	-1%	5,600	3%
Exports	1,867	1,901	2,294	2,438	2,066	1,777	2,747	2,472	1,662	2,255	2,830	25%	2,975	5%
Total Usage	13,748	13,664	14,650	14,798	14,288	13,963	14,821	14,900	13,706	14,966	15,325	2%	16,055	5%

Ending Stocks (Inventory)	1,731	1,737	2,293	2,140	2,221	1,919	1,235	1,377	1,360	1,763	1,325	-25%	2,110	59%

Stocks/Use Ratio	13%	13%	16%	14%	16%	14%	8%	9%	10%	12%	9%	-27%	13%	52%
farm Price ($/bushel)	$ 3.70	$ 3.61	$ 3.36	$3.36	$3.61	$3.56	$4.53	$6.00	$6.54	$4.55	$4.30		$3.90

Calculations:
Demand per day (incld expt)¹	37.7	37.4	40.1	40.5	39.1	38.3	40.6	40.8	37.6	41.0	42.0	2%	44.0	5%
Carry-out days supply	46.0	46.4	57.1	52.8	56.7	50.2	30.4	33.7	36.2	43.0	31.6	-27%	48.0	52%
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

The Soybean Market

Global soybean production is concentrated in the U.S., Brazil, Argentina, and China. The USDA has estimated that, for the Crop Year 2025-26, the United States will produce approximately 117 MMT of soybeans or approximately 27% of estimated world production, with Brazil production at 175 MMT. Argentina is projected to produce about 49 MMT. For 2025-26, based on the September 2025 USDA report, global consumption of 424 MMT is estimated slightly lower than global production of 426 MMT. If the global demand for soybeans is not equal to global supply, this may have an impact on the price of soybeans. Global soybean consumption may fluctuate year over year due to any number of reasons which may include, but is not limited to, economic conditions, global health concerns, and international trade policy. Soybeans are a staple commodity used pervasively across the globe so that any contractions in consumption may only be temporary as has historically been the case. The USDA publishes weekly, monthly, quarterly, and annual updates for U.S. domestic and worldwide soybean production and consumption. These reports are available on the USDA’s website, www.usda.gov, at no charge. The outlook provided below is from the July 2025 USDA report.

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

The price per bushel of soybeans in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to August 2025.

On September 12, 2025, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2025-26. The exhibit below provides a summary of historical and current information for United States soybean production.

U.S. Soybean Supply/Demand Balance
Marketing Year September - August
Million Bushels
											Sept 12 Est.	24-25 to	Sept 12 Est.	25-26 to
											USDA	23-24	USDA	24-25
Crop Year	14-15	15-16	16-17	17-18	18-19	19-20	20-21	21-22	22-23	23-24	24-25	% Change	25-26	% Change
Planted Acres	83.3	82.7	83.5	90.2	89.2	76.1	83.4	87.2	87.5	83.6	87.1	4%	81.1	-7%
Harvested Acres	82.6	81.7	82.7	89.5	87.6	74.9	82.6	86.3	86.2	82.3	86.1	5%	80.3	-7%
Difference	0.7	1.0	0.8	0.7	1.6	1.2	0.8	0.9	1.3	1.3	1.0	-23%	0.8	-20%
Yield	47.5	48.0	51.9	49.3	50.6	47.4	51.0	51.7	49.6	50.6	50.7	0%	53.5	6%

Beginning Stocks	92	191	197	302	438	909	525	257	274	264	342	30%	330	-4%
Production	3,927	3,926	4,296	4,412	4,428	3,552	4,216	4,464	4,270	4,162	4,366	5%	4,301	-1%
Imports	33	24	22	22	14	15	20	16	25	21	27	29%	20	-26%
Total Supply	4,052	4,140	4,516	4,735	4,880	4,476	4,761	4,737	4,569	4,447	4,736	6%	4,651	-2%

Crushings	1,873	1,886	1,901	2,055	2,092	2,165	2,141	2,204	2,212	2,285	2,430	6%	2,555	5%
Seed, Feed and Residual	146	115	147	109	127	108	97	107	113	119	101	-15%	110	9%
Exports	1,842	1,942	2,166	2,134	1,752	1,679	2,266	2,152	1,980	1,700	1,875	10%	1,685	-10%
Total Usage	3,862	3,944	4,214	4,297	3,971	3,952	4,504	4,463	4,305	4,105	4,406	7%	4,351	-1%

Ending Stocks (Inventory)	191	197	302	438	909	525	257	274	264	342	330	-4%	300	-9%

Stocks/Use Ratio	4.9%	5.0%	7.2%	10.2%	22.9%	13.3%	5.7%	6.1%	6.1%	8.3%	7%	-10%	6.9%	-8%
farm Price ($/bushel)	$ 10.10	$ 8.95	$ 9.47	$9.33	$8.48	$8.57	$10.80	$13.30	$14.20	$12.40	$10.00		$10.00

Calculations:
Demand per day (incld expt)¹	10.6	10.8	11.5	11.8	10.9	10.8	12.3	12.2	11.8	11.2	12.1	7%	11.9	-1%
Carry-out days supply	18.1	18.2	26.2	37.2	83.6	48.5	20.8	22.4	22.4	30.4	27.3	-10%	25.2	-8%
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

The Wheat Market

Wheat is used to produce flour, the key ingredient for breads, pasta, crackers, and many other food products, as well as several industrial products such as starches and adhesives. Wheat by-products are used in livestock feeds. Wheat is the principal food grain produced in the United States, and the United States’ output of wheat is typically exceeded only by that of China, the European Union, Russia, and India. The USDA estimates that for 2025-26, the principal global producers of wheat will be the EU, Russia, Ukraine, China, India, the United States, Australia, and Canada. The U.S. generates approximately 6% of global production, with approximately 47% of that being exported. For 2025-26, based on the September 2025 USDA report, global consumption of 815 MMT is estimated to be slightly lower than production of 816 MMT. If the global demand for wheat is not equal to global supply, this may have an impact on the price of wheat. Global wheat consumption may fluctuate year over year due to any number of reasons which may include, but is not limited to, economic conditions, global health concerns, international trade policy. Wheat is a staple commodity used pervasively across the globe so that any contractions in consumption may only be temporary as has historically been the case. The USDA publishes weekly, monthly, quarterly, and annual updates for U.S. domestic and worldwide wheat production and consumption. These reports are available on the USDA’s website, www.usda.gov, at no charge. The outlook provided herein is from the September 2025 USDA report.

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

The price per bushel of wheat in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to August 2025.

On September 12, 2025, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2025-26. The exhibit below provides a summary of historical and current information for United States wheat production.

U.S. Wheat Supply/Demand Balance
Marketing Year June - May
Million Bushels
											Sept 12 Est.	24-25 to	Sept 12 Est.	25-26 to
											USDA	23-24	USDA	24-25
Crop Year	14-15	15-16	16-17	17-18	18-19	19-20	20-21	21-22	22-23	23-24	24-25	% Change	25-26	% Change
Planted Acres	56.8	55.0	50.1	46.1	47.8	45.5	44.5	46.7	45.8	49.6	46.1	-7%	45.4	-2%
Harvested Acres	46.4	47.3	43.8	37.6	39.6	37.4	36.8	37.1	35.5	37.1	38.5	4%	36.6	-5%
Difference	10.4	7.7	6.3	8.5	8.2	8.1	7.7	9.6	10.3	12.5	7.6	-39%	8.8	16%
Yield	43.7	43.6	52.7	46.4	47.6	51.7	49.7	44.3	46.5	48.7	51.2	5%	52.7	3%

Beginning Stocks	590	752	976	1,181	1,099	1,080	1,028	845	674	570	696	22%	851	22%
Production	2,026	2,062	2,309	1,741	1,885	1,932	1,828	1,646	1,650	1,804	1,971	9%	1,927	-2%
Imports	151	113	118	158	135	104	100	96	122	138	149	8%	120	-19%
Total Supply	2,768	2,927	3,402	3,080	3,119	3,116	2,956	2,588	2,446	2,511	2,817	12%	2,898	3%

Food	958	957	949	964	954	962	961	971	972	961	969	1%	972	0%
Seed	79	67	61	63	59	62	64	58	68	62	62	0%	62	0%
Feed and residual	114	149	160	47	88	95	93	88	74	86	109	27%	120	10%
Exports	864	778	1,051	906	937	969	994	796	762	706	826	17%	900	9%
Total Usage	2,015	1,951	2,222	1,981	2,039	2,087	2,111	1,913	1,876	1,815	1,966	8%	2,054	4%

Ending Stocks (Inventory)	752	976	1,181	1,099	1,080	1,028	845	674	570	696	851	22%	844	-1%

Stocks/Use Ratio	37.3%	50.0%	53.2%	55.5%	53.0%	49.3%	40.0%	35.2%	30.4%	38.3%	43.3%	13%	41.1%	-5%
farm Price ($/bushel)	$ 5.99	$ 4.89	$ 3.89	$4.72	$5.16	$4.58	$5.05	$7.63	$8.83	$6.96	$5.52		$5.10

Calculations:
Demand per day (incld expt)¹	5.5	5.3	6.1	5.4	5.6	5.7	5.8	5.2	5.1	5.0	5.4	8%	5.6	4%
Carry-out days supply	136.2	182.6	194.0	202.5	193.3	179.8	146.1	128.6	110.9	140.0	158.0	13%	150.0	-5%
¹ in millions of bushels per day

Calculating the Net Asset Value

The NAV of each Fund is calculated by:

•	taking the current market value of its total assets, and
•	subtracting any liabilities.

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

Off Balance Sheet Financing

As of September 30, 2025, neither the Trust nor any of the Funds has any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Funds. While the exposure of each Fund under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial positions of each Fund.

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

During the period from January 1, 2025 through September 30, 2025 the average daily change in the NAV of each Fund was within plus/minus 10 percent of the average daily change in the Benchmark of each Fund, as stated in the applicable prospectus for each Fund.

Frequency Distribution of Premiums and Discounts: NAV versus the 4 p.m. Bid/Ask Midpoint on the NYSE Arca.

CORN

	Q4 2024	Q1 2025	Q2 2025	Q3 2025	Total
Days at premium	25	18	19	25	87
Days at NAV	8	4	3	12	27
Days at discount	31	39	40	27	137

The performance data above for the Teucrium Corn Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

SOYB

	Q4 2024	Q1 2025	Q2 2025	Q3 2025	Total
Days at premium	27	28	27	26	108
Days at NAV	6	7	7	8	28
Days at discount	31	26	28	30	115

The performance data above for the Teucrium Soybean Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

CANE

	Q4 2024	Q1 2025	Q2 2025	Q3 2025	Total
Days at premium	35	18	31	32	116
Days at NAV	9	8	9	10	36
Days at discount	20	35	22	22	99

The performance data above for the Teucrium Sugar Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

WEAT

	Q4 2024	Q1 2025	Q2 2025	Q3 2025	Total
Days at premium	18	23	23	26	90
Days at NAV	22	25	23	27	97
Days at discount	24	13	16	11	64

The performance data above for the Teucrium Wheat Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

TAGS

	Q4 2024	Q1 2025	Q2 2025	Q3 2025	Total
Days at premium	29	14	30	23	96
Days at NAV	7	9	10	6	32
Days at discount	28	38	22	35	123

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

The tables below present a quantitative analysis of hypothetical impact of price decreases and increases in each of the commodity or cryptocurrency futures contracts held by each of the Funds, or the Underlying Funds in the case of TAGS, on the actual holdings and NAV per share as of September 30, 2025. For purposes of this analysis, all futures contracts held by the Funds and the Underlying Funds are assumed to change by the same percentage. In addition, the cash held by the Funds and any management fees paid to the Sponsor are assumed to remain constant and not impact the NAV per share. There may be very slight and immaterial differences, due to rounding, in the tables presented below.

CORN:

	September 30, 2025 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of September 30, 2025	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Corn Futures MAR26	782	$4.3200	$16,891,200	$15,202,080	$14,357,520	$13,512,960	$18,580,320	$19,424,880	$20,269,440
CBOT Corn Futures MAY26	655	$4.4175	$14,467,313	$13,020,582	$12,297,216	$11,573,850	$15,914,044	$16,637,410	$17,360,776
CBOT Corn Futures DEC26	743	$4.5900	$17,051,850	$15,346,665	$14,494,073	$13,641,480	$18,757,035	$19,609,628	$20,462,220
Total CBOT Corn Futures			$48,410,363	$43,569,327	$41,148,809	$38,728,290	$53,251,399	$55,671,918	$58,092,436

Shares outstanding			2,775,004	2,775,004	2,775,004	2,775,004	2,775,004	2,775,004	2,775,004

Net Asset Value per Share attributable directly to CBOT Corn Futures			$17.45	$15.70	$14.83	$13.96	$19.19	$20.06	$20.93
Total Net Asset Value per Share as reported			$17.45
Change in the Net Asset Value per Share				$(1.74)	$(2.62)	$(3.49)	$1.74	$2.62	$3.49

Percent Change in the Net Asset Value per Share				-9.99%	-14.99%	-19.99%	9.99%	14.99%	19.99%

SOYB:

	September 30, 2025 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of September 30, 2025	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Soybean Futures JAN26	221	$10.2025	$11,273,763	$10,146,387	$9,582,699	$9,019,010	$12,401,139	$12,964,827	$13,528,516
CBOT Soybean FuturesMAR26	186	$10.3575	$9,632,475	$8,669,228	$8,187,604	$7,705,980	$10,595,723	$11,077,346	$11,558,970
CBOT Soybean Futures NOV26	215	$10.5400	$11,330,500	$10,197,450	$9,630,925	$9,064,400	$12,463,550	$13,030,075	$13,596,600
Total CBOT Soybean Futures			$32,236,738	$29,013,065	$27,401,228	$25,789,390	$35,460,412	$37,072,248	$38,684,086

Shares outstanding			1,500,004	1,500,004	1,500,004	1,500,004	1,500,004	1,500,004	1,500,004

Net Asset Value per Share attributable directly to CBOT Soybean Futures			$21.49	$19.34	$18.27	$17.19	$23.64	$24.71	$25.79
Total Net Asset Value per Share as reported			$21.50
Change in the Net Asset Value per Share				$(2.15)	$(3.22)	$(4.30)	$2.15	$3.22	$4.30

Percent Change in the Net Asset Value per Share				-10.00%	-15.00%	-20.00%	10.00%	15.00%	20.00%

CANE:

	September 30, 2025 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of September 30, 2025	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
ICE #11 Sugar Futures MAY26	262	$0.1614	$4,736,122	$4,262,510	$4,025,704	$3,788,898	$5,209,734	$5,446,540	$5,683,346
ICE #11 Sugar Futures JUL26	227	$0.1598	$4,062,755	$3,656,480	$3,453,342	$3,250,204	$4,469,031	$4,672,168	$4,875,306
ICE #11 Sugar Futures MAR27	252	$0.1668	$4,707,763	$4,236,987	$4,001,599	$3,766,210	$5,178,539	$5,413,927	$5,649,316
Total ICE #11 Sugar Futures			$13,506,640	$12,155,977	$11,480,645	$10,805,312	$14,857,304	$15,532,635	$16,207,968

Shares outstanding			1,275,004	1,275,004	1,275,004	1,275,004	1,275,004	1,275,004	1,275,004

Net Asset Value per Share attributable directly to ICE #11 Sugar Futures			$10.59	$9.53	$9.00	$8.47	$11.65	$12.18	$12.71
Total Net Asset Value per Share as reported			$10.59
Change in the Net Asset Value per Share				$(1.06)	$(1.59)	$(2.12)	$1.06	$1.59	$2.12

Percent Change in the Net Asset Value per Share				-10.00%	-15.00%	-20.00%	10.00%	15.00%	20.00%

WEAT:

	September 30, 2025 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of September 30, 2025	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Wheat Futures MAR26	1,555	$5.2700	$40,974,250	$36,876,825	$34,828,113	$32,779,400	$45,071,675	$47,120,388	$49,169,100
CBOT Wheat Futures MAY26	1,303	$5.3950	$35,148,425	$31,633,583	$29,876,161	$28,118,740	$38,663,268	$40,420,689	$42,178,110
CBOT Wheat Futures DEC26	1,412	$5.8350	$41,195,100	$37,075,590	$35,015,835	$32,956,080	$45,314,610	$47,374,365	$49,434,120
Total CBOT Wheat Futures			$117,317,775	$105,585,998	$99,720,109	$93,854,220	$129,049,553	$134,915,442	$140,781,330

Shares outstanding			28,525,004	28,525,004	28,525,004	28,525,004	28,525,004	28,525,004	28,525,004

Net Asset Value per Share attributable directly to CBOT Wheat Futures			$4.11	$3.70	$3.50	$3.29	$4.52	$4.73	$4.94
Total Net Asset Value per Share as reported			$4.11
Change in the Net Asset Value per Share				$(0.41)	$(0.62)	$(0.82)	$0.41	$0.62	$0.82

Percent Change in the Net Asset Value per Share				-10.00%	-15.00%	-20.00%	10.00%	15.00%	20.00%

TAGS:

	September 30, 2025 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of September 30, 2025	Number of Shares Held	Closing NAV	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value
Teucrium Corn Fund	112,791	$17.4544	$1,968,699	$1,771,829	$1,673,394	$1,574,959	$2,165,569	$2,264,004	$2,362,439
Teucrium Soybean Fund	90,219	$21.4964	$1,939,384	$1,745,446	$1,648,476	$1,551,507	$2,133,322	$2,230,292	$2,327,261
Teucrium Wheat Fund	475,661	$4.1138	$1,956,774	$1,761,097	$1,663,258	$1,565,419	$2,152,451	$2,250,290	$2,348,129
Teucrium Sugar Fund	189,099	$10.5924	$2,003,013	$1,802,712	$1,702,561	$1,602,410	$2,203,314	$2,303,465	$2,403,616
Total value of shares of the Underlying Funds			$7,867,870	$7,081,084	$6,687,689	$6,294,295	$8,654,656	$9,048,051	$9,441,445

Shares outstanding			337,502	337,502	337,502	337,502	337,502	337,502	337,502

Net Asset Value per Share attributable directly to shares of the Underlying Funds			$23.31	$20.98	$19.82	$18.65	$25.64	$26.81	$27.97
Total Net Asset Value per Share as reported			$23.34
Change in the Net Asset Value per Share				$(2.33)	$(3.50)	$(4.66)	$2.33	$3.50	$4.66

Percent Change in the Net Asset Value per Share				-9.99%	-14.98%	-19.98%	9.99%	14.98%	19.98%

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

From June 9, 2010 (the commencement of operations) through September 30, 2025, 48,550,000 Shares of the Fund were sold at an aggregate offering price of $1,080,720,162. The Fund paid fees to the Marketing Agent for its services to the Fund from June 9, 2010 (the commencement of operations) through September 30, 2025 in an amount equal to $1,287,332, resulting in net offering proceeds of $1,079,432,830. The offering proceeds were invested in corn futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Teucrium Soybean Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-167590	10,000,000	June 13, 2011
2	333-196210	-	June 30, 2014
3	333-217247	-	May 1, 2017
4	333-223940	5,000,000	April 30, 2018
5	333-241569	15,000,000	August 24, 2020
6	333-263448	Indeterminate Number of Shares	April 7, 2022

From September 19, 2011 (the commencement of the offering) through September 30, 2025, 18,075,000 Shares of the Fund were sold at an aggregate offering price of $340,050,984. The Fund paid fees to the Marketing Agent for its services to the Fund through September 30, 2025 in an amount equal to $293,436, resulting in net offering proceeds of $339,757,548. The offering proceeds were invested in soybean futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Teucrium Sugar Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-167585	10,000,000	June 13, 2011
2	333-196211	-	June 30, 2014
3	333-217248	-	May 1, 2017
4	333-223941	5,000,000	April 30, 2018
5	333-248545	15,000,000	October 2, 2020
6	333-263438	Indeterminate Number of Shares	April 7, 2022

From September 19, 2011 (the commencement of the offering) through September 30, 2025, 15,175,000 Shares of the Fund were sold at an aggregate offering price of $149,061,545. The Fund paid fees to the Marketing Agent for its services to the Fund through September 30, 2025 in an amount equal to $129,156, resulting in net offering proceeds of $148,932,389. The offering proceeds were invested in sugar futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Teucrium Wheat Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-167591	10,000,000	June 13, 2011
2	333-196209	-	June 30, 2014
3	333-212481	25,050,000	July 15, 2016
4	333-230623	30,000,000	April 29, 2019
5	333-263293	Indeterminate Number of Shares	March 9, 2022

From September 19, 2011 (the commencement of the offering) through September 30, 2025, 142,050,000 Shares of the Fund were sold at an aggregate offering price of $1,283,337,547. The Fund paid fees to the Marketing Agent for its services to the Fund through September 30, 2025 in an amount equal to $700,048, resulting in net offering proceeds of $1,282,637,499. The offering proceeds were invested in wheat futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Teucrium Agricultural Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-173691	5,000,000	February 10, 2012
2	333-201953	-	April 30, 2015
3	333-223943	-	April 30, 2018
4	333-254650	-	April 30, 2021
5	333-263450	Indeterminate Number of Shares	April 7, 2022

From March 28, 2012 (the commencement of the offering) through September 30, 2025, 2,287,500 Shares of the Fund were sold at an aggregate offering price of $77,555,646. The Fund paid fees to the Marketing Agent for its services to the Fund through September 30, 2025 in an amount equal to $41,710, resulting in net offering proceeds of $77,513,936. The offering proceeds were invested in Shares of the Underlying Funds and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Issuer Purchases of CORN Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2025	-	$ -	N/A	N/A
August 1 to August 31, 2025	50,000	$ 17.29	N/A	N/A
September 1 to September 30, 2025	-	$ -	N/A	N/A
Total	50,000	$ 17.29

January 1 to September 30, 2025	1,175,000	$ 18.75	N/A	N/A

Issuer Purchases of CANE Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2025	-	$ -	N/A	N/A
August 1 to August 31, 2025	100,000	$ 10.82	N/A	N/A
September 1 to September 30, 2025	-	$ -	N/A	N/A
Total	100,000	$ 10.82

January 1 to September 30, 2025	725,000	$ 11.76	N/A	N/A

Issuer Purchases of WEAT Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2025	1,325,000	$ 4.47	N/A	N/A
August 1 to August 31, 2025	400,000	$ 4.22	N/A	N/A
September 1 to September 30, 2025	-	$ -	N/A	N/A
Total	1, 725,000	$ 4.41

January 1 to September 30, 2025	3,550,000	$ 4.65	N/A	N/A

Issuer Purchases of SOYB Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2025	75,000	$ 21.71	N/A	N/A
August 1 to August 31, 2025	-	$ -	N/A	N/A
September 1 to September 30, 2025	75,000	$ 21.73	N/A	N/A
Total	150,000	$ 21.72

January 1 to September 30, 2025	250,000	$ 21.58	N/A	N/A

Issuer Purchases of TAGS Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2025	-	$ -	N/A	N/A
August 1 to August 31, 2025	12,500	$ 23.54	N/A	N/A
September 1 to September 30, 2025	12,500	$ 23.58	N/A	N/A
Total	25,000	$ 24.55

January 1 to September 30, 2025	75,000	$ 24.42	N/A	N/A

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

Date: November 10, 2025

Teucrium Commodity Trust (Registrant)

By:	Teucrium Trading, LLC
its Sponsor

By:	/s/ Sal Gilbertie
Name:	Sal Gilbertie
Chief Executive Officer

Date: November 10, 2025