Form 10-K
period 2025-12-31
Teucrium Commodity Trust
filed 2026-03-02
CIK 1471824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes

The aggregate market value of the units of each series of the registrant held by non-affiliates as of June 30, 2025 are included in the table below:

	Aggregate Market Value of Each Fund's Shares Held by Non-Affiliates as of June 30, 2025	Total Number of Outstanding Shares as of February 27, 2026

Teucrium Corn Fund	$63,169,500	2,700,000

Teucrium Sugar Fund	13,725,000	1,850,000

Teucrium Soybean Fund	27,789,925	1,725,000

Teucrium Wheat Fund	136,865,250	6,204,970

Teucrium Agricultural Fund	25,909	312,500

Total	$241,575,584

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

PART I

Item 1. Business

The Trust and the Funds

Teucrium Commodity Trust (“Trust”), a Delaware statutory trust organized on September 11, 2009, is a series trust consisting of five series: Teucrium Corn Fund (“CORN”), Teucrium Sugar Fund (“CANE”), Teucrium Soybean Fund (“SOYB”), Teucrium Wheat Fund (“WEAT” and, together with CORN, CANE and SOYB, the “Agriculture Funds”) and Teucrium Agricultural Fund (“TAGS”). On September 17, 2025, the 7RCC Spot Bitcoin and Carbon Credit Futures ETF ("BTCK"), was established as a new series of the Trust. The Fund is still in registration with the SEC. Hashdex Bitcoin Futures ETF (“DEFI") was a series of the Trust prior to the merger closing on January 3, 2024.  As discussed elsewhere in this form 10-K, the Trust, on behalf of its series, Hashdex Bitcoin Futures Fund ("Acquired Fund"), and Tidal Commodities Trust I, on behalf of its series, Hashdex Bitcoin Futures Fund entered into an agreement and Plan of Merger and Liquidation dated as of October 30, 2023 ("Plan of Merger").  The Merger closed on January 3, 2024.  Upon such closing, the Plan of Merger caused all of the Acquired Fund's shares to be canceled and the Acquired Fund to be liquidated.  All of the series of the Trust are collectively referred to as the “Funds” and singularly as the “Fund.” Collectively, CORN, CANE, SOYB and WEAT are referred to as the “Agricultural Funds.”  Each Fund is a commodity pool that is a series of the Trust. The Funds issue common units, called “Shares,” representing fractional undivided beneficial interests in a Fund. Effective as of April 29, 2019, the Trust and the Funds operate pursuant to the Trust's Sixth Amended and Restated Declaration of Trust and Trust Agreement (the "Trust Agreement"). The Trust Agreement may be found on the SEC’s EDGAR filing database at: https://www.sec.gov/Archives/edgar/data/1471824/000165495419004852/ex31.htm.

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

As reported by the registrant on a Form 8-K filed with the Securities and Exchange Commission on November 7, 2023 (File No. 001-34765), the Trust, on behalf of its series, Hashdex Bitcoin Futures ETF (“Acquired Fund”), and Tidal Commodities Trust I (“Acquiring Trust”), on behalf of its series, Hashdex Bitcoin Futures ETF (“Acquiring Fund”), entered into an Agreement and Plan of Partnership Merger and Liquidation dated as of October 30, 2023 (the “Plan of Merger”). The Merger closed on January 3, 2024 (the “Closing Date”).

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

On September 17, 2025, the Form S-1 for the 7RCC Spot Bitcoin and Carbon Credit Futures ETF ("BTCK") was filed with the SEC. The fund has not commenced investment operations. As of December 10, 2025, the Fund issued four shares at $25.00 per share as seed capital. Other than the initial capitalization, the Fund had no operations, no investment activity, and no realized or unrealized gains or losses during 2025. Net asset value remained unchanged at $25.00 per share from inception through the end of the period. The total net assets of $100 and the creation of shares of $100 for BTCK are included in the Trust's financial statements. As the Fund had not commenced operations as of the date of this filing, much of the information presented in these Notes to the Financial Statements is not applicable with respect to BTCK and therefore, BTCK is omitted from many of the presentations.

The Sponsor of the Trust, Teucrium Trading, LLC (“Teucrium”), has not received any compensation dependent on the consummation of the Merger.

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

Each Benchmark is rebalanced periodically to ensure that each of the Benchmark Component Futures Contracts is weighted in the same proportion as in the investment objective for each Fund. The following tables reflect the December 31, 2025 Benchmark Component Futures Contracts weights for each of the Funds. The contract held is identified by the generally accepted nomenclature of contract month and year, which may differ from the month in which the contract expires:

CORN Benchmark Component Futures Contracts

	NUMBER OF CONTRACTS	NOTIONAL AMT.	WEIGHT (%)
CBOT corn futures MAY26	732	$16,405,950	35%
CBOT corn futures JUL26	620	$14,089,500	30%
CBOT corn futures DEC26	716	$16,485,900	35%

TOTAL		$46,981,350	100%

SOYB Benchmark Component Futures Contracts

	NUMBER OF CONTRACTS	NOTIONAL AMT.	WEIGHT (%)
CBOT soybean futures MAR26	259	$13,565,125	35%
CBOT soybean futures MAY26	220	$11,671,000	30%
CBOT soybean futures NOV26	256	$13,625,600	35%

TOTAL		$38,861,725	100%

CANE Benchmark Component Futures Contracts

	NUMBER OF CONTRACTS	NOTIONAL AMT.	WEIGHT (%)
ICE sugar futures MAY26	311	$5,106,371	35%
ICE sugar futures JUL26	267	$4,398,878	30%
ICE sugar futures MAR27	294	$5,182,867	35%

TOTAL		$14,688,116	100.00%

WEAT Benchmark Component Futures Contracts

	NUMBER OF CONTRACTS	NOTIONAL AMT.	WEIGHT (%)
CBOT wheat futures MAY26	1,521	$39,431,925	35%
CBOT wheat futures JUL26	1,276	$33,893,750	30%
CBOT wheat futures DEC26	1,406	$39,701,925	35%

TOTAL		$113,027,600	100.00%

TAGS Benchmark Component Futures Contracts

	FAIR VALUE	WEIGHT (%)
Teucrium Corn Fund	$1,581,916	25%
Teucrium Soybean Fund	$1,542,463	24%
Teucrium Wheat Fund	$1,577,156	25%
Teucrium Sugar Fund	$1,596,794	26%

TOTAL	$6,298,329	100%

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

Consistent with achieving a Fund’s investment objective of closely tracking the Benchmark, the Sponsor may for certain reasons cause a Fund to enter into or hold Futures Contracts other than the Benchmark Component Futures Contracts and/or Other Commodity Interests. Other Commodity Interests that do not have standardized terms and are not exchange traded, referred to as “over the counter” Commodity Interests, can generally be structured as the parties to the Commodity Interest contract desire. Therefore, each Fund might enter into multiple and/or over the counter Commodity Interests intended to replicate the performance of each of the Benchmark Component Futures Contracts for a Fund, or a single over the counter Commodity Interest designed to replicate the performance of the Benchmark as a whole. Assuming that there is no default by a counterparty to an over the counter Commodity Interest, the performance of the Commodity Interest will necessarily correlate with the performance of the Benchmark or the applicable Benchmark Component Futures Contract. Each Fund might also enter into or hold Commodity Interests other than Benchmark Component Futures Contracts to facilitate effective trading, consistent with the discussion of the Fund’s “roll” strategy. In addition, each Fund might enter into or hold Commodity Interests that would be expected to alleviate overall deviation between the Fund’s performance and that of the Benchmark that may result from certain market and trading inefficiencies or other reasons. By utilizing certain or all of the investments described above, the Sponsor will endeavor to cause the Fund’s performance to closely track that of the Benchmark of each Fund.

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

The Funds seek to earn interest and other income (“interest income”) from cash equivalents that it purchases and, on the cash they hold through the Custodian or other financial institutions. The Sponsor anticipates that the interest income will increase the NAV of each Fund. The Funds apply the interest income to the acquisition of additional investments or use it to pay their expenses. If the Fund reinvests the earned interest income, it makes investments that are consistent with its investment objectives as disclosed. Any cash equivalent invested by a Fund will have original maturity dates of three months or less at inception. Any cash equivalent invested by a Fund will be deemed by the Sponsor to be of investment grade quality. As of December 31, 2025, available cash balances in each of the Funds were invested in the U. S. Bank Demand Deposit Account, in the Goldman Sachs Financial Square Government Fund – Institutional Class, in demand deposits at Capital One, and in commercial paper with maturities of ninety days or less. Additionally, the CORN, SOYB, CANE and WEAT Funds may invest a portion of the amount of funds required to be deposited with the FCM as initial margin in U.S. Treasury obligations with time to maturity of 90 days or less. The obligations are purchased and held in the respective Fund accounts through the FCM.

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

The Corn Market

Corn is currently the most widely produced livestock feed grain in the United States. The two largest demands of the United States’ corn crop are used in livestock feed and ethanol production. Corn is also processed into food and industrial products, including starch, sweeteners, corn oil, beverages and industrial alcohol. The United States Department of Agriculture (“USDA”) publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide corn production and consumption, and for other grains such as soybeans and wheat which can be used in some cases as a substitute for corn. These reports are available on the USDA’s website, www.usda.gov, at no charge. The outlook provided below is from the January 12, 2026 USDA report.

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

The United States is the world’s leading producer and exporter of corn. For the Crop Year 2025-26, the USDA estimates that the U.S. will produce approximately 33% of all the corn globally, of which about 19% will be exported. For 2025-26, based on the January 12, 2026 USDA reports, global consumption of 1,300 Million Metric Tons (MMT) is expected to be slightly higher than global production of 1,296 MMT. If the global demand for corn is not equal to global supply, this may have an impact on the price of corn. Besides the United States, other principal world corn exporters include Argentina, Brazil, Russia, South Africa, and Ukraine. Major import nations include Mexico, Japan, the European Union (EU), South Korea, Egypt, and parts of Southeast Asia. China’s production at 301 MMT is approximately 7% less than its domestic usage.

According to the USDA, global corn consumption has increased 661% from crop year 1960/1961 to 2025/2026 as demonstrated by the graph below and is projected to continue to grow in coming years. Consumption growth is the result of a combination of many factors including: 1) global population growth, which, according to the U.S. Census Department, is estimated to reach 9.7 billion by 2050; 2) a growing global middle class which is increasing the demand for protein and meat-based products globally and most significantly in developing countries; and 3) increased use of biofuels, including ethanol in the United States.

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

The price per bushel of corn in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to November 2025.

On January 12, 2026, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2025-26. The exhibit below provides a summary of historical and current information for United States corn production.

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

The Soybean Market

Global soybean production is concentrated in the U.S., Brazil, Argentina and China. The USDA has estimated that, for the Crop Year 2025-26, the United States will produce approximately 116 MMT of soybeans or approximately 27% of estimated world production, with Brazil production at 178 MMT. Argentina is projected to produce about 49 MMT. For 2025-26, based on the January 12, 2026 USDA report, global consumption of 423 MMT is estimated slightly lower than global production of 426 MMT. If the global demand for soybeans is not equal to global supply, this may have an impact on the price of soybeans. Global soybean consumption may fluctuate year over year due to any number of reasons which may include, but is not limited to, economic conditions, global health concerns, and international trade policy. Soybeans are a staple commodity used pervasively across the globe so that any contractions in consumption may only be temporary as has historically been the case. The USDA publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide soybean production and consumption. These reports are available on the USDA’s website, www.usda.gov, at no charge. The outlook provided below is from the January 12, 2026 USDA report.

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

The price per bushel of soybeans in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to November 2025.

USDA Historical Price of Soybeans/Bushel by Month
United States
Jan 2007 - Nov 2025
$18.00
$16.00
$14.00
$12.00
$10.00
$8.00
$6.00
$4.00
Jan-07
Jan-08
Jan-09
Jan-10
Jan-11
Jan-12
Jan-13
Jan-14
Jan-15
Jan-16
Jan-17
Jan-18
Jan-19
Jan-20
Jan-21
Jan-22
Jan-23
Jan-24
Jan-25
Jan-26

On January 12, 2026, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2025-26. The exhibit below provides a summary of historical and current information for United States soybean production.

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

The USDA publishes two major reports annually on U.S. domestic and worldwide sugar production and consumption. These are usually released in November and May. In addition, the USDA publishes periodic, but not as comprehensive, reports on sugar monthly. These reports are available on the USDA’s website, www.usda.gov, at no charge. The USDA’s November 2026 report for the 2025-26 Marketing year estimated global production of 189.3 MMT with higher production in Brazil and India expected to more than offset lower European Union production. Consumption is expected to rise due to growth in markets such as India. Stocks are forecast higher as increased stocks in India and Thailand are projected to offset a decrease in lower stocks in the United States and the European Union. Sugar is a staple commodity used pervasively across the globe so that any contractions in consumption may only be temporary as has historically been the case.

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

The Wheat Market

Wheat is used to produce flour, the key ingredient for breads, pasta, crackers, and many other food products, as well as several industrial products such as starches and adhesives. Wheat by-products are used in livestock feeds. Wheat is the principal food grain produced in the United States, and the United States’ output of wheat is typically exceeded only by that of China, the European Union, Russia, and India. The USDA estimates that for 2025-26, the principal global producers of wheat will be the EU, Russia, Ukraine, China, India, the United States, Australia, and Canada. The U.S. generates approximately 6% of global production, with approximately 24% of that being exported. For 2025-26, based on the January 12, 2026 USDA report, global consumption of 824 MMT is estimated to be slightly lower than production of 842 MMT. If the global demand for wheat is not equal to global supply, this may have an impact on the price of wheat. Global wheat consumption may fluctuate year over year due to any number of reasons which may include, but is not limited to, economic conditions, global health concerns, international trade policy. Wheat is a staple commodity used pervasively across the globe so that any contractions in consumption may only be temporary as has historically been the case. The USDA publishes weekly, monthly, quarterly, and annual updates for U.S. domestic and worldwide wheat production and consumption. These reports are available on the USDA’s website, www.usda.gov, at no charge. The outlook provided herein is from the January 12, 2026 USDA report.

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

The price per bushel of wheat in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to November 2025.

On January 12, 2026, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2025-26. The exhibit below provides a summary of historical and current information for United States wheat production.

The Sponsor’s Operations

The Sponsor established the Trust and caused the Trust to establish the first series, the Corn Fund, which commenced offering its Shares to the public on June 9, 2010. Three additional series, namely the Sugar Fund, the Soybean Fund and the Wheat Fund, commenced offering of Shares in September 2011 and the Teucrium Agricultural Fund commenced operation on March 28, 2012. The Hashdex Bitcoin Futures ETF commenced operations on September 16, 2022. The 7RCC Spot Bitcoin and Carbon Credit Futures ETF was created as a new series of the Trust on September 17, 2025, but has not yet commenced operations. In addition to establishing these series, operating those series that have commenced offering their Shares, and obtaining capital from a small number of outside investors in order to engage in these activities, the Sponsor also offers Commodity Trading Advisory services to U.S. ETFs.

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

A portion of the aggregate common expenses of the Funds is related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Trust and the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Trust and the Funds. For the period ended December 31, such expenses, which are primarily included as distribution and marketing fees, totaled $1,926,726 in 2025, $2,629,898 in 2024, and $2,656,282 in 2023; of these amounts, $64,537 in 2025, $68,233 in 2024, and $70,069 in 2023 were waived by the Sponsor.

All asset-based fees and expenses for the Funds are calculated on the prior day’s net assets.

The Sponsor has an information security program and policy aligned with the NIST Cybersecurity Framework, ensuring compliance with SEC and FINRA regulations. The Sponsor engages Align to provide fully outsourced IT services, including 24x7x365 support, cybersecurity monitoring, and disaster recovery. Align's services encompass Office365 security features such as anti-phishing, encryption, and advanced threat protection, alongside endpoint security via Microsoft Entra ID and Intune, enforcing policies like MFA, BitLocker encryption, and geo-blocking.

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

The Custodian and Administrator

In its capacity as each Fund’s custodian, the Custodian, currently U.S. Bank, N.A., holds the Funds’ securities, cash and/or cash equivalents pursuant to a custodial agreement. U.S. Bancorp Fund Services, LLC, doing business as U.S. Bank Global Fund Services ("Global Fund Services"), an entity affiliated with U.S. Bank, N.A., is the registrar and transfer agent for the Funds. In addition, Global Fund Services also serves as Administrator for the Fund, performing certain administrative, accounting services, and preparing certain SEC and CFTC reports on behalf of the Fund. For these services, the Funds pays fees to the Custodian and Global Fund Services set forth in the table entitled “Contractual Fees and Compensation Arrangements with the Sponsor and Third-Party Service Providers.”

The Custodian is located at 5065 Wooster Rd, Cincinnati Ohio 45226 and is regulated by the Office of the Comptroller of the Currency. The Custodian is a national banking association organized and existing under the laws of the United States of America with its principal place of business at Minneapolis, Minnesota.

The Marketing Agent

The Sponsor employs PINE Distributors, LLC (“PINE” or the “Marketing Agent”) as the Marketing Agent for the Funds. The Marketing Agent Agreement among the Marketing Agent and the Sponsor calls for the Marketing Agent to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Marketing Agent and the Sponsor have also entered into a Registered Representative Service Agreement (the “RRSA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Marketing Agent, under Financial Industry Regulatory Authority (“FINRA”) rules.

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

United States District Court for the Northern District of Illinois, Eastern Division No. 1:23-cv-14192

In a private litigation, Plaintiff alleges that the Firm and 2 of its employees (collectively, the “Defendants”), used Plaintiff’s software and trade secrets in their creation of a competing software platform. Plaintiff seeks unspecified damages and costs, as well as an injunction, prohibiting Defendants from using/benefitting from the alleged trade secrets, including the use of the competing software platform. On November 30, 2023, the Court stayed all discovery in the case pending a ruling on Defendants’ motion to dismiss. On December 11, 2023, Defendants filed a Motion to Dismiss the Complaint. On January 19, 2024, Plaintiff filed an Opposition to Defendants’ Motion to Dismiss. On February 2, 2024, Defendants filed its Reply Brief in Support of its Motion to Dismiss. On May 2, 2024, the Court granted the motion and dismissed six of the eight counts, but permitted Plaintiff to amend its complaint. Plaintiff indicated that it does not intend to amend the complaint. The matter remains pending and the parties are currently exchanging in discovery.

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

Litigation Disclosure for StoneX Financial Inc.

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

●

On November 13, 2023, BTIG, LLC filed a civil complaint against StoneX Group Inc. and SFI in San Francisco Superior Court (CGC-23-610525) seeking monetary damages and injunctive relief for, among other things, alleged theft of purported trade secrets by former BTIG employees later employed by StoneX. The proceedings were moved to FINRA Arbitration, and the California court action is stayed. StoneX continues to vigorously defend itself against these claims. StoneX subsequently received from the U.S. Department of Justice (“DOJ”) and the SEC subpoenas related to conduct alleged in the BTIG complaint, and StoneX is cooperating with these inquiries. In early 2025, the SEC informed StoneX that it concluded its investigation by recommending that the Commission not pursue an enforcement action. The ultimate outcomes of the BTIG complaint and the DOJ subpoena cannot be presently determined

●

On October 18, 2023, a subcommittee of the Exchange’s Business Conduct Committee (“BCC”) determined that StoneX Financial Inc. (“StoneX”) may have violated Exchange Rules 4.15(a), 4.15(b), and 4.15(c) by failing to include a unique ID for Registered Operators on certain orders and trades it transmitted to the Exchange. For a period of over four years, from February 2018 through the beginning of August 2022, StoneX, acting as a Futures Commission Merchant, failed to assign, register, and populate unique IDs (Tag 116) for an extensive number of orders placed and traded on the Exchange. Specifically, certain customers using a third-party front-end trading software were inappropriately assigned the same generic ID for Tag 116 on orders and trades placed on the Exchange. The BCC further determined that StoneX may have additionally violated Rule 4.01(a) by failing to diligently supervise the accurate registration of unique IDs for customers; and 4.01(b) by failing to establish, administer, and enforce supervisory systems, policies, and procedures that are reasonably designed to achieve compliance with Exchange Rules. StoneX was issued a fine of $300,000.

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

●

During the week ended November 16, 2018, balances of multiple customers’ accounts declined below required maintenance margin levels, primarily as a result of significant and unexpected price fluctuations in the natural gas markets. All positions in these accounts, which were managed by OptionSellers.com Inc. (“OptionSellers”), an independent commodity trading advisor clearing through SFI, were liquidated in accordance with the SFI’s customer agreements and obligations under market regulation standards. SFI has pursued arbitrations against certain of these account holders and OptionSellers, and some former clients of OptionSellers are asserting claims to recover trading losses which were caused by and resulted from the historic market movement in November 2018, despite their contractual agreement to assume the risk of loss associated with the trading strategy implemented by their agent, OptionSellers and their obligation to indemnify SFI for any of their trading losses. The Company continues to defend the matters.

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

Minimum Number of Shares

There are a minimum number of baskets and associated Shares specified for each Fund in the Fund’s respective prospectus as amended from time to time. Once the minimum number of baskets is reached, there can be no more redemptions until there has been a creation basket. As of December 31, 2025, and February 27, 2026, these minimum levels are as follows:

	Minimum Level	Minimum Level	Shares Outstanding	Shares Outstanding
	of Shares	of Baskets	December 31, 2025	February 27, 2026
Teucrium Corn Fund	50,000	2	2,650,000	2,700,000
Teucrium Soybean Fund	50,000	2	1,775,000	1,725,000
Teucrium Sugar Fund	50,000	2	1,500,000	1,850,000
Teucrium Wheat Fund	50,000	2	5,654,970	6,204,970
Teucrium Agricultural Fund	50,000	4	275,000	312,500

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

Position Aggregation. In general, a market participant is required by CFTC or exchange rules, as applicable, to aggregate all positions in accounts as to which the market participant has 10% or greater ownership or control. CFTC and exchange rules, as applicable, provide exemptions from this requirement. For example, a market participant is not required to aggregate positions in multiple accounts that it owns or controls if that market participant is able to satisfy the requirements of an exemption from aggregation of those accounts, including, where available, the independent account controller exemption. Failure to comply with the independent account controller exemption or another exemption from the aggregation requirement could obligate the Sponsor to aggregate positions in multiple accounts under its control, which could include the Fund and other commodity pools or accounts under the Sponsor’s control. In such a scenario, a Fund may not be able to obtain exposure to one or more contracts necessary to pursue its investment objective, or it may be required to liquidate existing contract positions in order to comply with a limit. Such an outcome could adversely affect a Fund’s ability to pursue its investment objective or achieve favorable performance. The CFTC amended its position aggregation rules in December 2016. The CFTC staff subsequently issued time-limited no-action relief from compliance with certain requirements under the amended aggregation rules, including the general requirement to aggregate positions in the same commodity futures contracts traded pursuant to substantially identical trading strategies. This no-action relief expired on August 12, 2025.

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

Intellectual Property

On December 17, 2013, the Sponsor was issued a patent on certain business methods and procedures used with respect to the Funds. The patent protects the valuation engine which calculates asset values of futures contracts corresponding to the Fund benchmarks in a locked position. A U.S. government maintenance fee is paid every three and one-half years from the issue date. The Sponsor paid the maintenance fee in 2025.

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

The demand for commodities, in general, correlates closely with general economic growth rates. The occurrence of recessions or other periods of low or negative economic growth will typically have a direct adverse impact on commodity prices, demand and, therefore, may have an adverse impact on commodity prices. Natural or environmental disasters, such as earthquakes, fires, floods, hurricanes, tsunamis and other severe weather-related phenomena generally, and widespread disease, including public health disruptions, pandemics and epidemics (for example, the COVID-19 pandemic), can be highly disruptive to economies and markets.  Such events can, directly or indirectly, negatively impact, and/or cause volatility in, the price of commodities and the value, pricing, and liquidity of the investments or other assets held by a Fund.

Recent macroeconomic conditions have been adversely impacted by geopolitical instability and military hostilities in multiple geographies. Geopolitical conflict, including war and armed conflicts (such as Russia’s continued military actions against Ukraine that started in February 2022, conflicts in the Middle East, and the expansion of such conflicts in surrounding areas), sanctions, the introduction of or changes in tariffs or trade barriers, trade wars between nations, global or local recessions, and acts of terrorism, can also, directly or indirectly, negatively impact, and/or cause volatility in, the price of commodities and the value, pricing, and liquidity of the investments or other assets held by a Fund.

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

World food supply levels can also be affected by other factors that reduce available supplies, such as natural disasters, disruptions in competitors’ operations, or unexpected unavailability of distribution channels. Technological change can also alter the relative costs for companies in the commodities industry to produce, and process and distribute a commodity, which in turn, may affect the supply of and demand of such commodity. For example, increased supply from the development of hybrid crops (such as corn and soybeans) and technologies for efficient farming tends to reduce prices in such commodity to the extent such supply increases are not offset by commensurate growth in demand. Similarly, increases in industry manufacturing capacity may impact the supply of a particular crop.

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

In addition, in a high inflation environment, the value of a Trust Series’ cash and Treasury investments may decline. Inflation is a general increase in the overall price level of goods and services in the economy. The United States Federal Reserve has a stated goal of maintaining a two percent increase in inflation over the long run, as measured by the annual change in the price index for personal consumption expenditures.

Following the COVID-19 pandemic, the United States experienced inflation above the Federal Reserve’s stated two percent goal. Other world economies similarly experienced elevated inflation rates. The Federal Reserve increased interest rates and successfully reduced inflation so that it is close to the stated two percent goal. As a result, in 2024, the Federal Reserve began reducing interest rates. However, the rate of inflation in the United States is still above the stated two percent goal. Inflation has the effect of eroding the value of cash or bonds.

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

The Performance of Each Fund May Not Correlate with the Applicable Benchmark

There is no way to predict if or when investor demand might cause the Funds to approach position and/or accountability limits. The Underlying Funds have no intention of purchasing commodity interests on foreign exchanges. The Wheat Fund has not approached existing position limit levels of its Benchmark Component Futures Contracts which are traded on the CME with a 19,300 contract limit. Instead, the fund would file an 8‐K and prospectus supplement to include the ability to purchase Kansas City Hard Red Winter Wheat futures or MGEX Hard Red Spring Wheat futures in the same contract size and in the same contract months as its existing Benchmark Component Futures Contract holdings. Position limits are 12,000 contracts on each of the exchanges in the aforementioned futures contracts. The Soybean Fund has not approached existing position limit levels of its Benchmark Component Futures Contracts, which are traded on the CME with a 27,300 contract limit. The Sugar Fund has not approached existing position accountability levels of its Benchmark Component Futures Contracts which are traded on the Intercontinental Exchange (ICE) with a 15,000 contract limit. Instead, the fund would file an 8‐K and prospectus supplement to include the ability to purchase NYSE Sugar futures in the same contract size and in the same contract months as its existing Benchmark Component Futures Contract holdings. Accountability levels are 9,000 contracts on the NYMEX. The Corn Fund has not approached existing position limit levels of its Benchmark Component Futures Contracts, which are traded on the CME with a 57,800 contract limit.

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

The futures markets are subject to comprehensive statutes, regulations, and margin requirements. Such statutes, regulations and requirements are subject to ongoing modification by governmental and judicial action. This is particularly so whenever there is a change in presidential administration, which can lead to changes in regulatory priorities and policy. The effect of any future regulatory change on a Fund is impossible to predict, but it could be substantial and adverse.  In addition, the CFTC, SEC, futures exchanges, and other entities are authorized to take extraordinary actions in the event of a market emergency including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading. For a more detailed discussion of the regulations to be imposed by the CFTC and the SEC and the potential impacts thereof on a Fund, please see “Item 1. Business – Regulatory Considerations” in this annual report on Form 10‑K.

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

If a minimum number of Shares is outstanding for a Fund, market makers may be less willing to purchase Shares of that Fund in the secondary market, which may limit your ability to sell Shares. There are a minimum number of baskets and associated Shares specified for each Fund. Once the minimum number of baskets is reached, there can be no more redemptions by an Authorized Purchaser of that Fund until there has been a Creation Basket. In such case, market makers may be less willing to purchase Shares of that Fund from investors in the secondary market, which may in turn limit the ability of Shareholders of that Fund to sell their Shares in the secondary market.

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

A portion of the Fund’s assets may be used to trade over the counter Commodity Interests, such as forward contracts or swaps. Over the counter contracts are typically traded on a principal‐to‐principal cleared and non‐cleared basis through dealer markets that are dominated by major money center and investment banks and other institutions and that prior to the passage of the Dodd‐Frank Act had been essentially unregulated by the CFTC, although this is an area of pending, substantial regulatory change. The markets for over the counter contracts will continue to rely upon the integrity of market participants in lieu of the additional regulation imposed by the CFTC on participants in the futures markets. The forward markets have been largely unregulated, except for antimanipulation and anti‐fraud prohibitions, forward contracts have been executed bi‐laterally and, in general historically, forward contracts were not cleared or guaranteed by a third party. On November 16, 2012, the Secretary of the Treasury issued a final determination that exempts both foreign exchange swaps and foreign exchange forwards from the definition of “swap” and, by extension, additional regulatory requirements (such as clearing and margin). The final determination does not extend to other FX derivatives, such as FX options, certain currency swaps, and non‐deliverable forwards. While the Dodd‐Frank Act and certain regulations adopted thereunder are intended to provide additional protections to participants in the over the counter market, the lack of regulation in these markets could expose the Funds in certain circumstances to significant losses in the event of trading abuses or financial failure by participants. While increased regulation of over the counter Commodity Interests is likely to result from changes that are required to be effectuated by the Dodd‐Frank Act, there is no guarantee that such increased regulation will be effective to reduce these risks.

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

Item 1B. Unresolved Staff Comments

There are no unresolved staff comments.

Item 1C. Cybersecurity

The Sponsor has an information security program and policy in place, as mandated by New Regulation S-K Item 106. The Sponsor engages Align to provide fully outsourced IT services, including 24x7x365 support, cybersecurity monitoring, and disaster recovery. Align's services encompass Office365 security features such as anti-phishing, encryption, and advanced threat protection, alongside endpoint security via Microsoft Entra ID and Intune, enforcing policies like MFA, BitLocker encryption, and geo-blocking. This program is designed to assess, identify, and manage material risks from cybersecurity threats. Regular reviews of cybersecurity and information technology plans are conducted for key service providers, as part of the Sponsor’s disaster recovery and business continuity planning process. Additionally, the Sponsor evaluates whether any cybersecurity threats, including those resulting from previous incidents, have materially affected or are reasonably likely to materially affect the Trust and the Funds.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

The principal trading market for the shares of CORN, SOYB, CANE, WEAT, and TAGS is the NYSE Arca.

Holders of the Funds

The table below sets forth the approximate number of shareholders for each Fund of the Trust as of December 31, 2025.

Fund	Approximate Number of Shareholders
CORN	12,006
SOYB	6,851
CANE	4,384
WEAT	22,537
TAGS	1,812

Issuer Purchases of Equity Securities

The Sponsor, the Trust or any Fund do not purchase Shares directly from shareholders; however, the information below details for the current period, October 1, 2025 to December 31, 2025, by month and for the year ended December 31, 2025, the share purchases in connection with the redemption of baskets by Authorized Purchasers.

Issuer Purchases of CORN Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2025	50,000	$17.51	N/A	N/A
November 1 to November 30, 2025	4	$18.00	N/A	N/A
December 1 to December 31, 2025	175,000	$17.86	N/A	N/A
Total	225,004	$17.78

January 1 to December 31, 2025	1,400,004	$18.60	N/A	N/A

Issuer Purchases of SOYB Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2025	-	$-	N/A	N/A
November 1 to November 30, 2025	50,004	$23.13	N/A	N/A
December 1 to December 31, 2025	875,000	$22.48	N/A	N/A
Total	925,004	$22.51

January 1 to December 31, 2025	1,175,004	$22.32	N/A	N/A

Issuer Purchases of WEAT Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2025	250,000	$4.03	N/A	N/A
November 1 to November 30, 2025	4	$4.25	N/A	N/A
December 1 to December 31, 2025	75,030	$20.00	N/A	N/A
Total	325,034	$7.72

January 1 to December 31, 2025	3,875,034	$4.91	N/A	N/A

Issuer Purchases of CANE Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2025	-	$-	N/A	N/A
November 1 to November 30, 2025	4	$9.25	N/A	N/A
December 1 to December 31, 2025	50,000	$9.83	N/A	N/A
Total	50,004	$9.83

January 1 to December 31, 2025	775,004	$11.64	N/A	N/A

Issuer Purchases of TAGS Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2025	-	$-	N/A	N/A
November 1 to November 30, 2025	2	$23.50	N/A	N/A
December 1 to December 31, 2025	62,500	$23.36	N/A	N/A
Total	62,502	$23.36

January 1 to December 31, 2025	137,502	$23.94	N/A	N/A

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

5.

The use of fair value to measure financial instruments with related unrealized gains or losses recognized in earnings in each period is fundamental to the Trust’s financial statements. In accordance with GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

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

Results of Operations

The discussion below addresses the material changes in the results of operations for the year ended December 31, 2025 compared to the years ended December 31, 2024 and 2023. CORN, SOYB, CANE, WEAT and TAGS operated for the entirety of all periods discussed below.

Total expenses for the current and comparative periods are presented both gross and net of any expenses waived or paid by the Sponsor that would have been incurred by the Funds (“expenses waived by the Sponsor”). For all expenses waived in 2023, 2024 and 2025, the Sponsor has determined that no reimbursement will be sought in future periods. “Total expenses, net,” which is after the impact of any expenses waived by or reimbursed to the Sponsor, are presented in the same manner as previously reported. There is, therefore, no impact to or change in the net gain or net loss in any period for the Trust and each Fund as a result of this change in presentation.

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

On December 31, 2025, the Corn Fund held a total of 2,068 CBOT Corn Futures contracts with a notional value of $46,981,350. The contracts had an asset fair value of $50,255 and a liability fair value of $170,785. The weighting of the notional value of the contracts was weighted as follows: (1) 35% to the MAY26 contracts, the second to expire CBOT Corn Futures Contract, (2) 30% to JUL26 CBOT contracts, the third to expire CBOT Corn Futures Contract, and (3) 35% to DEC26 CBOT contracts, the CBOT Corn Futures Contract expiring in the December following the expiration month of the third to expire contract.

As of December 31, 2025 Compared to December 31, 2024 and 2023

	Year Ending	Year Ending	Year Ending
	December 31, 2025	December 31, 2024	December 31, 2023
Total Net Assets	$46,989,404	$64,724,238	$81,050,442
Shares Outstanding	2,650,000	3,450,004	3,750,004
Net Asset Value per share	$17.73	$18.76	$21.61
Closing Price	$17.73	$18.77	$21.57

Total net assets for the Fund decreased year over year by 27%, driven by a decrease in the NAV per share of $1.03 or 5%. The net assets for the Fund decreased by 42% when comparing 2025 to 2023. This change in total net assets year over year, in the opinion of management, was generally due to a combination of depreciation of commodity prices and investor out-flows.

	Year ended	Year ended	Year ended
	December 31, 2025	December 31, 2024	December 31, 2023
Average daily total net assets	$51,871,945	$65,801,707	$105,415,567
Net realized and unrealized (loss) gain on futures contracts	$(2,877,401)	$(11,392,859)	$(27,507,874)
Interest income earned on cash and cash equivalents	$2,175,020	$3,384,093	$5,217,831
Annualized interest yield based on average daily total net assets	4.19%	5.14%	4.95%
Net (loss) Income	$(2,492,407)	$(10,157,308)	$(24,996,285)
Weighted average share outstanding	2,826,373	3,448,433	4,424,182
Management Fees	$518,720	$658,017	$1,054,156
Total gross fees and other expenses excluding management fees	$1,271,306	$1,490,525	$1,652,086
Brokerage Commissions	$44,069	$48,170	$65,449
Total gross expense ratio	3.45%	3.27%	2.57%
Net investment gain (loss)	0.74%	1.88%	2.38%
Creation of Shares	600,000	1,450,000	975,000
Redemption of Shares	1,400,004	1,750,000	2,900,000

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

The decrease in interest and other income year over year was due to lower average daily total net assets. As a result, the amount of interest income earned as a percentage of average daily total net assets was lower during the year ended December 31, 2025, compared to the years ending 2024 and 2023. The Fund seeks to earn interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper. These interest rate levels may be lower or higher than the projected interest rates stated in the prospectuses and thus will impact your breakeven even point.

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

The decrease in total gross fees and other expenses excluding management fees for the year ended December 31, 2025, compared to 2024 was generally due to the decrease in average assets under management relative to the other Funds. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The decrease in total brokerage commissions for the year ended December 31, 2025, compared to the year ended December 31, 2024, was primarily due to a decrease in contracts purchased, liquidated, and rolled.

The graph below shows the actual Shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to December 31, 2025 and serves to illustrate the relative changes of these components.

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
12/31/2025

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

On December 31, 2025, the Fund held a total of 735 CBOT soybean futures contracts with a notional value of $38,861,725. The contracts had a liability fair value of $2,185,227. The weighting of the notional value of the contracts was weighted as follows: (1) 35% to MAR26 CBOT contracts, (2) 30% to MAY26 CBOT contracts, and (3) 35% to NOV26 CBOT contracts.

As of December 31, 2025 Compared to December 31, 2024 and 2023

	Year Ending	Year Ending	Year Ending
	December 31, 2025	December 31, 2024	December 31, 2023
Total Net Assets	$38,845,405	$25,223,043	$29,056,020
Shares Outstanding	1,775,000	1,175,004	1,075,004
Net Asset Value per share	$21.88	$21.47	$27.03
Closing Price	$21.86	$21.48	$27.01

Total net assets for the Fund increased year over year by 54%, driven by a combination of an increase in the NAV per share of $.42 or 2% and an increase in the Shares outstanding of 599,996 Shares or 51%. This change year over year, in the opinion of management, was generally due to a combination of appreciation of commodity prices and investor inflows. The net assets for the Fund increased by 34% when comparing 2025 to 2023.

	Year ended	Year ended	Year ended
	December 31, 2025	December 31, 2024	December 31, 2023
Average daily total net assets	$31,009,817	$28,712,859	$36,953,152
Net realized and unrealized (loss) gain on futures contracts	$(661,905)	$(6,820,974)	$(2,971,479)
Interest income earned on cash and cash equivalents	$1,286,737	$1,475,582	$1,843,080
Annualized interest yield based on average daily total net assets	4.15%	5.14%	4.99%
Net (loss) Income	$(412,389)	$(6,368,175)	$(2,257,138)
Weighted average share outstanding	1,400,414	1,223,228	1,345,346
Management Fees	$310,098	$287,128	$369,531
Total gross fees and other expenses excluding management fees	$727,123	$735,655	$759,208
Brokerage Commissions	$14,130	$9,837	$12,517
Total gross expense ratio	3.34%	3.56%	3.05%
Net investment gain (loss)	0.80%	1.58%	1.93%
Creation of Shares	1,825,000	725,000	450,000
Redemption of Shares	1,225,004	625,000	1,425,000

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

The decrease in interest and other income year over year was due to a decrease in Federal Fund Rates. As a result, the amount of interest income earned as a percentage of average daily total net assets was higher during the year ended December 31, 2025, compared to the years ending 2024 and 2023. The Fund seeks to earn interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper. These interest rate levels may be lower or higher than the projected interest rates stated in the prospectuses and thus will impact your breakeven even point.

The increase/decrease in management fees paid to the Sponsor compared to the years ending 2024 and 2023 was a result of higher/lower average net assets. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets. Other than the management fee to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day to day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one year, or commitments regardless of the level of assets under management. The structure of the Fund and the nature of the expenses are such that as total net assets grow, there is a scalability of expenses that may allow the total expense ratio to be reduced. However, if total net assets for the Fund fall, the total expense ratio of the Fund will increase unless additional reductions are made by the Sponsor to the daily expense accruals. The Sponsor can elect to adjust the daily expense accruals at its discretion based on market conditions and other Fund considerations.

The increase/decrease in total gross fees and other expenses excluding management fees for the year ended December 31, 2025, compared to 2024 was generally due to the increase/decrease in average assets under management relative to the other Funds. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The increase in total brokerage commissions for the year ended December 31, 2025, compared to the year ended December 31, 2024, was primarily due to an increase in contracts purchased, liquidated, and rolled.

The graph below shows the actual Shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to December 31, 2025 and serves to illustrate the relative changes of these components.

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
12/31/2025

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

On December 31, 2025, the Fund held a total of 872 ICE sugar futures contracts with a notional value of $14,688,116. The contracts had a liability fair value of $1,150,617. The weighting of the notional value of the contracts was weighted as follows: (1) 35% to the MAY26 ICE No 11 contracts, (2) 30% to the JUL26 ICE No 11 contracts, and (3) 35% to the MAR27 ICE No 11 contracts.

As of December 31, 2025 Compared to December 31, 2024 and 2023

	Year Ending	Year Ending	Year Ending
	December 31, 2025	December 31, 2024	December 31, 2023
Total Net Assets	$14,686,991	$12,546,977	$17,720,099
Shares Outstanding	1,500,000	1,100,004	1,425,004
Net Asset Value per share	$9.79	$11.41	$12.44
Closing Price	$9.76	$11.43	$12.40

Total net assets for the Fund increased year over year by 17%, driven by a combination of an increase in total Shares outstanding of  399,996 or 36% and a decrease in the NAV per share of $1.61 or 14%. The net assets for the Fund decreased by 17% when comparing 2025 to 2023. This change was, in the opinion of management, was generally due to a combination of depreciation of commodity prices and investor inflows.

	Year ended	Year ended	Year ended
	December 31, 2025	December 31, 2024	December 31, 2023
Average daily total net assets	$12,455,275	$14,505,362	$26,757,409
Net realized and unrealized gain (loss) on futures contracts	$(1,416,691)	$(1,372,506)	$7,884,077
Interest income earned on cash and cash equivalents	$513,998	$734,413	$1,340,056
Annualized interest yield based on average daily total net assets	4.13%	5.06%	5.01%
Net Income (loss)	$(1,435,086)	$(1,279,647)	$8,364,960
Weighted average share outstanding	1,151,510	1,164,553	2,104,388
Management Fees	$124,553	$145,054	$267,574
Total gross fees and other expenses excluding management fees	$407,840	$496,500	$591,599
Brokerage Commissions	$11,260	$10,809	$21,903
Total gross expense ratio	4.27%	4.42%	3.21%
Net investment gain (loss)	-0.15%	0.64%	1.80%
Creation of Shares	1,175,000	975,000	1,950,000
Redemption of Shares	775,004	1,300,000	3,075,000

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

The decrease in interest and other income year over year was due to a decrease in Federal Fund Rates. As a result, the amount of interest income earned as a percentage of average daily total net assets was lower during the year ended December 31, 2025, compared to the years ending 2024 and 2023. The Fund seeks to earn interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper. These interest rate levels may be lower or higher than the projected interest rates stated in the prospectuses and thus will impact your breakeven even point.

The decrease/increase in management fee paid to the Sponsor compared to the years ending 2024 and 2023 was a result of lower/higher average net assets. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets. Other than the management fee to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day to day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one year, or commitments regardless of the level of assets under management. The structure of the Fund and the nature of the expenses are such that as total net assets grow, there is a scalability of expenses that may allow the total expense ratio to be reduced. However, if total net assets for the Fund fall, the total expense ratio of the Fund will increase unless additional reductions are made by the Sponsor to the daily expense accruals. The Sponsor can elect to adjust the daily expense accruals at its discretion based on market conditions and other Fund considerations.

The decrease in total gross fees and other expenses excluding management fees for the year ended December 31, 2025, compared to 2024 was generally due to the decrease in average assets under management relative to the other Funds. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The increase/decrease in total brokerage commissions for the year ended December 31, 2025, compared to the years ended December 31, 2024 and 2023, was primarily due to an increase/decrease in contracts purchased, liquidated, and rolled.

The graph below shows the actual Shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to December 31, 2025 and serves to illustrate the relative changes of these components.

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

On December 31, 2025, the Fund held a total of 4,203 CBOT wheat futures contracts with a notional value of $113,027,600. The contracts had a liability fair value of $7,314,282 The weighting of the notional value of the contracts was weighted as follows: (1) 35% to MAY26 CBOT contracts, (2) 30% to JUL26 CBOT contracts, and (3) 35% to DEC26 CBOT contracts.

As of  December 31, 2025 Compared December 31, 2024 and 2023*

	Year Ending	Year Ending	Year Ending
	December 31, 2025	December 31, 2024	December 31, 2023
Total Net Assets	$113,057,434	$122,144,207	$184,176,669
Shares Outstanding	5,654,970	5,060,001	6,160,001
Net Asset Value per share	$19.99	$24.14	$29.90
Closing Price	$19.97	$24.10	$29.85

Total net assets for the Fund decreased year over year by 7%, driven by a combination of an increase in total Shares outstanding of 6,160,001 or 12% and a decrease in the NAV per share of $4.15 or 17%. The net assets for the Fund decreased by 39% when comparing 2025 to 2023. This change year over year, in the opinion of management, was generally due to a combination of depreciation of commodity prices and investor outflows.

*During the year ended December 31, 2025, the Fund effected the following reverse stock split: November 25, 2025, 1 for 5. The per share information for prior periods have been retroactively adjusted to reflect this reverse stock split.

	Year ended	Year ended	Year ended
	December 31, 2025	December 31, 2024	December 31, 2023
Average daily total net assets	$119,687,899	$144,576,587	$187,876,343
Net realized and unrealized (loss) gain on futures contracts	$(23,334,379)	$(32,838,266)	$(60,307,502)
Interest income earned on cash and cash equivalents	$4,997,623	$7,381,620	$9,252,100
Annualized interest yield based on average daily total net assets	4.18%	5.11%	4.92%
Net (Loss) Income	$(22,144,000)	$(30,079,927)	$(55,972,973)
Weighted average share outstanding	5,348,163	5,408,867	5,816,987
Management Fees	$1,196,879	$1,445,767	$1,878,763
Total gross fees and other expenses excluding management fees	$2,610,365	$3,177,514	$3,038,808
Brokerage Commissions	$76,611	$75,565	$105,792
Total gross expense ratio	3.18%	3.20%	2.62%
Net investment gain (loss)	0.99%	1.91%	2.31%
Creation of Shares	7,050,000	4,525,000	14,950,000
Redemption of Shares	3,875,034	10,025,000	12,825,000

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

The decrease in interest and other income year over year was due to a decrease in average net assets. As a result, the amount of interest income earned as a percentage of average daily total net assets was lower during the year ended December 31, 2025, compared to the years ending 2024 and 2023. The Fund seeks to earn interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper. These interest rate levels may be lower or higher than the projected interest rates stated in the prospectuses and thus will impact your breakeven even point.

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

The decrease in total gross fees and other expenses excluding management fees for the year ended December 31, 2025, compared to 2024 and 2023 was generally due to the decrease in average assets under management relative to the other Funds. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The decrease in total brokerage commissions for the year ended December 31, 2025, compared to the year ended December 31, 2024 and 2023, was primarily due to a decrease in contracts purchased, liquidated, and rolled.

The graph below shows the actual Shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to December 31, 2025 and serves to illustrate the relative changes of these components.

WEAT AUM Analysis
WEAT Shares Outstanding
WEAT AUM
WEAT NAV Per Share
Shares Outstanding (Thousands)
AUM (Million $) & NAV ($ per share)
0
10000
20000
30000
40000
50000
60000
70000
100
200
300
400
500
600
700
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
12/31/2025

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

On December 31, 2025, the Fund held: 1) 89,213 Shares of CORN with a fair value of $1,581,916; 2) 78,887 Shares of WEAT with a fair value of $1,577,156; 3) 70,481 Shares of SOYB with a fair value of $1,542,463; and 4) 163,083 Shares of CANE with a fair value of $1,596,794. The weighting on December 31, 2025 was 25% to CORN, 25% to WEAT, 25% to SOYB and 25% to CANE.

As of December 31, 2025 Compared to December 31, 2024 and 2023

	Year Ending	Year Ending	Year Ending
	December 31, 2025	December 31, 2024	December 31, 2023
Total Net Assets	$6,307,971	$10,353,411	$18,409,126
Shares Outstanding	275,000	412,502	625,002
Net Asset Value per share	$22.94	$25.10	$29.45
Closing Price	$22.92	$25.12	$29.41

Total net assets for the Fund decreased year over year by 39%, driven by a combination of a decrease in Shares outstanding of 137,502 Shares or 33% and a decrease in the NAV per share of $2.16 or 9%. The net assets for the Fund decreased by 66% when comparing 2025 to 2023.

	Year ended	Year ended	Year ended
	December 31, 2025	December 31, 2024	December 31, 2023
Average daily total net assets	$8,988,328	$13,370,211	$27,735,877
Net realized and unrealized (loss) gain on securities	$(744,578)	$(2,323,206)	$(1,311,862)
Interest income earned on cash equivalents	$567	$495	$590
Annualized interest yield based on average daily total net assets	0.01%	0.00%	0.00%
Net (Loss) Income	$(754,284)	$(2,334,744)	$(1,336,239)
Weighted average share outstanding	366,543	494,947	897,742
Total gross fees and other expenses	$205,448	$247,780	$465,158
Expenses waived by the Sponsor	$195,175	$235,747	$440,191
Total gross expense ratio	2.28%	1.85%	1.68%
Total expense ratio net of expenses waived by the Sponsor	0.11%	0.09%	0.09%
Net investment (loss)	-0.11%	-0.09%	-0.09%
Creation of Shares	-	-	-
Redemption of Shares	137,502	212,500	637,500

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

The change in total gross fees and other expenses for the year ending December 31, 2025, compared to the years ending 2024 and 2023, was generally due to the decrease/increase in average assets under management. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The graph below shows the actual Shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to December 31, 2025 and serves to illustrate the relative changes of these components.

TAGS AUM Analysis
TAGS Shares Outstanding
TAGS AUM
TAGS NAV Per Share
Shares Outstanding (Thousands)
AUM (Million $) & NAV ($ per share)
0
200
400
600
800
1000
1200
1400
1600
1800
0
10
20
30
40
50
60
3/30/2012
12/31/2025

Benchmark Performance

During the period from January 1, 2025 through December 31, 2025, the average daily change in the NAV of each Fund was within plus/minus 10 percent of the average daily change in the Benchmark of the Fund.

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

CORN	Q1 2025	Q2 2025	Q3 2025	Q4 2025	Total
Days at premium	18	19	25	17	79
Days at NAV	4	3	12	10	29
Days at discount	39	40	27	37	143

The performance data above for the Teucrium Corn Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

SOYB	Q1 2025	Q2 2025	Q3 2025	Q4 2025	Total
Days at premium	28	27	26	16	97
Days at NAV	7	7	8	9	31
Days at discount	26	28	30	39	123

The performance data above for the Teucrium Soybean Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

CANE	Q1 2025	Q2 2025	Q3 2025	Q4 2025	Total
Days at premium	18	31	32	25	106
Days at NAV	8	9	10	11	38
Days at discount	35	22	22	28	107

The performance data above for the Teucrium Sugar Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

WEAT	Q1 2025	Q2 2025	Q3 2025	Q4 2025	Total
Days at premium	23	23	26	20	92
Days at NAV	25	23	27	22	97
Days at discount	13	16	11	22	62

The performance data above for the Teucrium Wheat Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

TAGS	Q1 2025	Q2 2025	Q3 2025	Q4 2025	Total
Days at premium	14	30	23	12	79
Days at NAV	9	10	6	7	32
Days at discount	38	22	35	45	140

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

Off Balance Sheet Financing

As of December 31, 2025, neither the Trust nor any of the Funds has any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Funds. While the exposure of each Fund under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial positions of each Fund.

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

The tables below present a quantitative analysis of hypothetical impact of price decreases and increases in each of the commodity futures contracts held by each of the Funds, or the Underlying Funds in the case of TAGS, on the actual holdings and NAV per share as of December 31, 2025. For purposes of this analysis, all futures contracts held by the Funds and the Underlying Funds are assumed to change by the same percentage. In addition, the cash held by the Funds and any management fees paid to the Sponsor are assumed to remain constant and not impact the NAV per share. There may be very slight and immaterial differences, due to rounding, in the tables presented below.

Quantitative Risk Analysis

CORN:

	December 31, 2025 as Reported			5% Decrease	10% Decrease	15% Decrease	20% Decrease	5% Increase	10% Increase	15% Increase	20% Increase
Holdings as of December 31, 2025	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Corn Futures MAY26	732	$4.4825	$16,405,950	$15,585,653	$14,765,355	$13,945,058	$13,124,760	$17,226,248	$18,046,545	$18,866,843	$19,687,140
CBOT Corn Futures JUL26	620	$4.5450	$14,089,500	$13,385,025	$12,680,550	$11,976,075	$11,271,600	$14,793,975	$15,498,450	$16,202,925	$16,907,400
CBOT Corn Futures DEC26	716	$4.6050	$16,485,900	$15,661,605	$14,837,310	$14,013,015	$13,188,720	$17,310,195	$18,134,490	$18,958,785	$19,783,080
Total CBOT Corn Futures			$46,981,350	$44,632,283	$42,283,215	$39,934,148	$37,585,080	$49,330,418	$51,679,485	$54,028,553	$56,377,620

Shares outstanding			2,650,000	2,650,000	2,650,000	2,650,000	2,650,000	2,650,000	2,650,000	2,650,000	2,650,000

Net Asset Value per Share attributable directly to CBOT Corn Futures			$17.73	$16.84	$15.96	$15.07	$14.18	$18.62	$19.50	$20.39	$21.27
Total Net Asset Value per Share as reported			$17.73
Change in the Net Asset Value per Share				$(0.89)	$(1.77)	$(2.66)	$(3.55)	$0.89	$1.77	$2.66	$3.55

Percent Change in the Net Asset Value per Share				-5.00%	-10.00%	-15.00%	-20.00%	5.00%	10.00%	15.00%	20.00%

SOYB:

	December 31, 2025 as Reported			5% Decrease	10% Decrease	15% Decrease	20% Decrease	5% Increase	10% Increase	15% Increase	20% Increase
Holdings as of December 31, 2025	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT soybean futures MAR26	259	$10.4750	$13,565,125	$12,886,869	$12,208,613	$11,530,356	$10,852,100	$14,243,381	$14,921,638	$15,599,894	$16,278,150
CBOT soybean futures MAY26	220	$10.6100	$11,671,000	$11,087,450	$10,503,900	$9,920,350	$9,336,800	$12,254,550	$12,838,100	$13,421,650	$14,005,200
CBOT soybean futures NOV26	256	$10.6450	$13,625,600	$12,944,320	$12,263,040	$11,581,760	$10,900,480	$14,306,880	$14,988,160	$15,669,440	$16,350,720
Total CBOT Soybean Futures			$38,861,725	$36,918,639	$34,975,553	$33,032,466	$31,089,380	$40,804,811	$42,747,898	$44,690,984	$46,634,070

Shares outstanding			1,775,000	1,775,000	1,775,000	1,775,000	1,775,000	1,775,000	1,775,000	1,775,000	1,775,000

Net Asset Value per Share attributable directly to CBOT Soybean Futures			$21.89	$20.80	$19.70	$18.61	$17.52	$22.99	$24.08	$25.18	$26.27
Total Net Asset Value per Share as reported			$21.88
Change in the Net Asset Value per Share				$(1.09)	$(2.19)	$(3.28)	$(4.38)	$1.09	$2.19	$3.28	$4.38

Percent Change in the Net Asset Value per Share				-5.00%	-10.00%	-15.01%	-20.01%	5.00%	10.00%	15.01%	20.01%

CANE:

	December 31, 2025 as Reported			5% Decrease	10% Decrease	15% Decrease	20% Decrease	5% Increase	10% Increase	15% Increase	20% Increase
Holdings as of December 31, 2025	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
ICE #11 Sugar Futures MAY26	311	$0.1466	$5,106,371	$4,851,052	$4,595,734	$4,340,415	$4,085,097	$5,361,690	$5,617,008	$5,872,327	$6,127,645
ICE #11 Sugar Futures JUL26	267	$0.1471	$4,398,878	$4,178,934	$3,958,990	$3,739,046	$3,519,102	$4,618,822	$4,838,766	$5,058,710	$5,278,654
ICE #11 Sugar Futures MAR27	294	$0.1574	$5,182,867	$4,923,724	$4,664,580	$4,405,437	$4,146,294	$5,442,010	$5,701,154	$5,960,297	$6,219,440
Total ICE #11 Sugar Futures			$14,688,116	$13,953,710	$13,219,304	$12,484,898	$11,750,493	$15,422,522	$16,156,928	$16,891,334	$17,625,739

Shares outstanding			1,500,000	1,500,000	1,500,000	1,500,000	1,500,000	1,500,000	1,500,000	1,500,000	1,500,000

Net Asset Value per Share attributable directly to ICE #11 Sugar Futures			$9.79	$9.30	$8.81	$8.32	$7.83	$10.28	$10.77	$11.26	$11.75
Total Net Asset Value per Share as reported			$9.79
Change in the Net Asset Value per Share				$(0.49)	$(0.98)	$(1.47)	$(1.96)	$0.49	$0.98	$1.47	$1.96

Percent Change in the Net Asset Value per Share				-5.00%	-10.00%	-15.00%	-20.00%	5.00%	10.00%	15.00%	20.00%

WEAT:

	December 31, 2025 as Reported			5% Decrease	10% Decrease	15% Decrease	20% Decrease	5% Increase	10% Increase	15% Increase	20% Increase
Holdings as of December 31, 2025	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Wheat Futures MAY26	1,521	$5.1850	$39,431,925	$37,460,329	$35,488,733	$33,517,136	$31,545,540	$41,403,521	$43,375,118	$45,346,714	$47,318,310
CBOT Wheat Futures JUL26	1,276	$5.3125	$33,893,750	$32,199,063	$30,504,375	$28,809,688	$27,115,000	$35,588,438	$37,283,125	$38,977,813	$40,672,500
CBOT Wheat Futures DEC26	1,406	$5.6475	$39,701,925	$37,716,829	$35,731,733	$33,746,636	$31,761,540	$41,687,021	$43,672,118	$45,657,214	$47,642,310
Total CBOT Wheat Futures			$113,027,600	$107,376,221	$101,724,841	$96,073,460	$90,422,080	$118,678,980	$124,330,361	$129,981,741	$135,633,120

Shares outstanding			5,654,970	5,654,970	5,654,970	5,654,970	5,654,970	5,654,970	5,654,970	5,654,970	5,654,970

Net Asset Value per Share attributable directly to CBOT Wheat Futures			$19.99	$18.99	$17.99	$16.99	$15.99	$20.99	$21.99	$22.99	$23.98
Total Net Asset Value per Share as reported			$19.99
Change in the Net Asset Value per Share				$(1.00)	$(2.00)	$(3.00)	$(4.00)	$1.00	$2.00	$3.00	$4.00

Percent Change in the Net Asset Value per Share				-5.00%	-10.00%	-15.00%	-19.99%	5.00%	10.00%	15.00%	19.99%

TAGS:

	December 31, 2025 as Reported			5% Decrease	10% Decrease	15% Decrease	20% Decrease	5% Increase	10% Increase	15% Increase	20% Increase
Holdings as of December 31, 2025	Number of Shares Held	Closing NAV	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value
Teucrium Corn Fund	89,213	$17.73	$1,581,916	$1,502,820	$1,423,724	$1,344,629	$1,265,533	$1,661,012	$1,740,108	$1,819,203	$1,898,299
Teucrium Soybean Fund	70,481	$21.88	$1,542,463	$1,465,339	$1,388,216	$1,311,093	$1,233,970	$1,619,586	$1,696,709	$1,773,832	$1,850,955
Teucrium Sugar Fund	163,083	$9.79	$1,596,794	$1,516,954	$1,437,115	$1,357,275	$1,277,435	$1,676,634	$1,756,473	$1,836,313	$1,916,153
Teucrium Wheat Fund	78,887	$19.99	$1,577,156	$1,498,298	$1,419,441	$1,340,583	$1,261,725	$1,656,014	$1,734,872	$1,813,730	$1,892,587
Total value of Shares of the Underlying Funds			$6,298,329	$5,983,411	$5,668,496	$5,353,580	$5,038,663	$6,613,246	$6,928,162	$7,243,078	$7,557,994

Shares outstanding			275,000	275,000	275,000	275,000	275,000	275,000	275,000	275,000	275,000

Net Asset Value per Share attributable directly to Shares of the Underlying Funds			$22.90	$21.76	$20.61	$19.47	$18.32	$24.05	$25.19	$26.34	$27.48
Total Net Asset Value per Share as reported			$22.94
Change in the Net Asset Value per Share				$(1.15)	$(2.29)	$(3.44)	$(4.58)	$1.15	$2.29	$3.44	$4.58

Percent Change in the Net Asset Value per Share				-4.99%	-9.98%	-14.98%	-19.97%	4.99%	9.98%	14.98%	19.97%

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

The Sponsor, on behalf of the Teucrium Commodity Trust and each of the Funds that is a series of the Trust, assessed the effectiveness of both the Trust’s and each Fund’s internal control over financial reporting as of December 31, 2024. In making this assessment, it used the criteria in the Internal Control - Integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the assessment, management of the Sponsor believes that, as of December 31, 2025, the internal control over financial reporting of both the Trust and each Fund that is a series of the Trust is effective.

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

Management of the Sponsor, including Sal Gilbertie, Principal Executive Officer of the Sponsor, and Cory Mullen-Rusin, Principal Financial Officer of the Sponsor, who perform functions equivalent to those of a principal executive officer and principal financial officer of the Trust if the Trust had any officers, assessed the effectiveness of the Trust’s and each Fund’s internal control over financial reporting as of December 31, 2025. In making this assessment, it used the criteria in the Internal Control - Integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the assessment, Management believes that, as of December 31, 2025, the internal control over financial reporting is effective for the Trust and each Fund thereof.

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

Item 9B. Other Information

None of the Sponsor’s officers have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the Trust or the Funds for the three months ended December 31, 2025.

PART III

Item 10. Directors and Executive Officers of the Registrant

The Trust has no directors, officers or employees and is managed by the Sponsor, Teucrium Trading, LLC. The Sponsor is managed by the officers of the Sponsor under its Limited Liability Company Agreement, as amended from time to time. The Chief Executive Officer of the Sponsor is responsible for the overall strategic direction of the Sponsor and has general control of its business. The Chief Investment Officer and President of the Sponsor is primarily responsible for new investment product development with respect to the Funds. The Chief Operating Officer has primary responsibility for trade operations, trade execution, and portfolio activities with respect to the Fund. The Chief Financial Officer and Chief Accounting Officer acts as the Sponsor’s principal financial and accounting officers. The Chief Compliance Officer has primary responsibility for developing, instituting, and monitoring the effectiveness of processes and procedures to comply with all regulatory requirements. Furthermore, certain fundamental actions regarding the Sponsor, such as the removal of officers, the addition or substitution of members, or the incurrence of liabilities other than those incurred in the ordinary course of business and de minimis liabilities, may not be taken without the affirmative vote of a majority of the Class A members (which is generally defined as the affirmative vote of Mr. Gilbertie and Van Eck Associates Corporation). The Sponsor has no board of directors. The three Class A members of the Sponsor are Sal Gilbertie, Van Eck Associates Corporation and Carl N. Miller III.

The Officers of the Sponsor, one of whom is a Class A member of the Sponsor, are the following:

Sal Gilbertie has been the President of the Sponsor since its inception, its Chief Investment Officer since September 2011, and its Chief Executive Officer and Secretary since September 17, 2018, and was approved by the NFA as a principal of the Sponsor on September 23, 2009 and registered as an associated person of the Sponsor on November 10, 2009. He maintains his main business office at 65 Adams Road, Easton, Connecticut 06612. Effective July 16, 2012, Mr. Gilbertie was registered with the NFA as the Branch Manager for this location. Since October 18, 2010, Mr. Gilbertie has been an associated person of the Marketing Agent under the terms of the Registered Representative Services Agreement (“RRSA”) between the Sponsor and the Marketing Agent. Additional information regarding the RRSA can be found in the section of this disclosure document entitled “Plan of Distribution.” From October 2005 until December 2009, Mr. Gilbertie was employed by Newedge USA, LLC, an FCM and broker-dealer registered with the CFTC and the SEC, where he headed the Renewable Fuels/Energy Derivatives OTC Execution Desk and was an active futures contract and over-the-counter derivatives trader and market maker in multiple classes of commodities. (Between January 2008 and October 2008, he also held a comparable position with Newedge Financial, Inc., an FCM and an affiliate of Newedge USA, LLC.) From October 1998 until October 2005, Mr. Gilbertie was principal and co-founder of Cambial Asset Management, LLC, an adviser to two private funds that focused on equity options, and Cambial Financing Dynamics, a private boutique investment bank. While at Cambial Asset Management, LLC and Cambial Financing Dynamics, Mr. Gilbertie served as principal and managed the day to day activities of the business and the portfolio of both companies. Mr. Gilbertie is 65 years old.

Cory Mullen-Rusin has been the Chief Financial Officer and Chief Accounting Officer of the Sponsor since September 17, 2018 and Ms. Mullen-Rusin has primary responsibility for the financial management, compliance and reporting of the Sponsor and is in charge of its books of account and accounting records, and its accounting procedures. She maintains her main business office at Three Main Street, Suite 215, Burlington, Vermont 05401. Ms. Mullen-Rusin was approved by the NFA as a Principal of the Sponsor on October 8, 2018. Ms. Mullen-Rusin began working for the Sponsor in September 2011 and worked directly with the former CFO at the Sponsor for seven years. Her responsibilities included aspects of financial planning, financial operations, and financial reporting for the Trust and the Sponsor. Additionally, Ms. Mullen-Rusin was the Chief Compliance Officer of the Sponsor from September 17, 2018 through December 31, 2025. In that role, she had primary responsibility for developing, instituting, and monitoring the effectiveness of processes and procedures to comply with all regulatory agency requirements. Ms. Mullen-Rusin is an officer of Teucrium Investment Advisors, LLC, a wholly owned subsidiary of Teucrium Trading, LLC effective January 21, 2022. Ms. Mullen-Rusin was approved by the NFA as a Principal of Teucrium Investment Advisors, LLC on April 28, 2022. Ms. Mullen-Rusin generally assumes the same roles and duties held in the parent company within the subsidiary. Ms. Mullen-Rusin graduated from Boston College with a Bachelor of Arts and Science in Communications in 2009, where she was a four-year scholarship player on the NCAA Division I Women’s Basketball team. In 2017, she earned a Master of Business Administration from Nichols College. Ms. Mullen-Rusin is 38 years old.

Christi Powitzky has been the Chief Compliance Officer of the Sponsor since January 1, 2026 and was approved by the NFA as a Principal of the Sponsor on January 2, 2026. Ms. Powitzky is responsible for developing, instituting, and monitoring the effectiveness of processes and procedures to comply with all regulatory requirements.  Ms. Powitzky has over fifteen years of experience as a compliance officer. Ms. Powitzky has been the Chief Compliance Officer of Teucrium Investment Advisors, LLC, a wholly owned subsidiary of Teucrium Trading, LLC since August 2025. Ms. Powitzky was approved by the NFA as a Principal of Teucrium Investment Advisors, LLC on August 22, 2025. Ms. Powitzky serves as Chief Compliance Officer for both the Advisor and Teucrium Trading, overseeing firmwide compliance programs across ’40 Act and ’33 Act ETF products. She leads compliance oversight for ETF launches, service provider diligence, regulatory risk assessment, advertising review, books and records, and firmwide compliance training. Prior to joining the Sponsor, Ms. Powitzky served as Chief Compliance Officer of the Listed Funds Trust, an open-end management investment company consisting of multiple investment series, from June 2022 to August 2025. From June 2021 to July 2022, Ms. Powitzky was an Advisory Compliance Principal Consultant at ACA Group where she served as the Firm’s SEC Marketing Rule subject matter expert and provided mock examinations, regulatory gap analyses, and implementation support to her Registered Investment Advisor clients. From November 2018 to June 2021, Ms. Powitzky served as the Lead Manager of Global Communications Compliance for T. Rowe Price, a global investment management firm. Ms. Powitzky received her Bachelor of Science in Education from the University of Texas at Austin and her Master of Business Administration in Finance from the University of Houston. She maintains her principal business office at Three Main Street, Suite 215, Burlington, Vermont 05401. She is 52 years old.

Springer Harris has been the Chief Operating Officer since June 14, 2024 and Mr. Harris has primary responsibility for the Trade Operations for the Funds. He maintains his main business office at Three Main Street, Suite 215, Burlington, Vermont 05401.  Mr. Harris began working for the Sponsor in April 2011 as director of Operations, working directly under the former COO for 13 years. His responsibilities include trading and investment decisions for the Funds, and for directing the funds' trade execution.  He also heads ETF Launchpad, Teucrium's multi-asset white label ETF platform.  Mr. Harris graduated Cum Laude from Washington College with a Bachelor of Arts in Business Management, where he was a four-year member and two-year captain of the Men's Rowing Team.  Mr. Harris is 36 years old.

Messrs. Gilbertie, Harris, Van Eck Associates Corporation, Ms. Mullen-Rusin, and Ms. Powitzky are individual “principals,” as that term is defined in CFTC Rule 3.1, of the Sponsor. These individuals are principals due to their positions and/or due to their ownership interests in the Sponsor. Beneficial ownership interests of the principals, if any, are shown under the section entitled “Security Ownership of Principal Shareholders and Management” below and any of the principals may acquire beneficial interests in the Fund in the future. GFI Group LLC is a principal for the Sponsor under CFTC Rules due to its ownership of certain non-voting securities of the Sponsor. NMSIC Classic LLC is a principal for the Sponsor under CFTC Rules due to its greater than 10% capital contribution to the Sponsor.

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

Item 11. Executive Compensation

The Trust does not directly compensate any of the executive officers of the Sponsor. The executive officers of the Sponsor are compensated by the Sponsor for the work they perform on behalf of the Trust. The Trust does not set the amount or form of any portion of the compensation paid to the executive officers by the Sponsor. Each of the series of the Trust, except for TAGS, is obligated to pay a management fee to the Sponsor at an annualized rate of 1.00% of average daily net assets. The Sponsor has the right to elect to waive the management fee for any Fund; that election may be changed by the Sponsor. For 2025, the Funds recognized $2,150,250 in management fees to the Sponsor. In addition to the management fee, each Fund reimburses the Sponsor for expenses related to the operation of the Fund. These related party expenses are discussed in the Notes to the Financial Statements for the Trust and each Fund in Part II of this filing.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

a.

Security Ownership of Certain Beneficial Owners. The following table sets forth information with respect to each person known to own beneficially more than 5% of the outstanding Shares of any series in the Trust as of December 31, 2025, based on information known to the Sponsor.

(1) Title of Class	(2) Name and Address of Beneficial Ownership	(3) Amount and Nature of Beneficial Ownership	(4) Percent Class
CANE	Teucrium Agricultural Fund, Burlington, VT, United States	163,083(1)	10.87%
WEAT	Pender Corporate Bond Fund, Vancouver, Canada	696,000(1)	12.31%

(F)	These individuals and entities have not filed any public reports with the SEC.

b.	Security Ownership of Management

The following table sets forth information regarding the beneficial ownership of Shares by the executive officers of the Sponsor as of December 31, 2025. Except as listed, no other executive officer of the Sponsor is a beneficial owner of Shares of any series of the Trust.

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

Item 13. Certain Relationships and Related Transactions and Director Independence

Neither the Trust nor the Funds entered into any transaction in excess of $120,000 in which any related person had a direct or indirect material interest and the Trust and the Funds do not propose to enter into any such transaction.

Item 14. Principal Accountant and Audit Fees and Services

Fees paid for services performed by Grant Thornton for the years ended December 31, 2025 and December 31, 2024 were:

	Year Ended	Year Ended
	December 31, 2025	December 31, 2024
Audit Fees	$407,900	$391,557
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-

The Sponsor approved all services provided by Grant Thornton above. The Sponsor preapproves all audit, and non-audit services, if any, of the Trust’s independent registered public accounting firm including all engagement fees and terms.

PART IV

Item 15. Exhibits and Financial Statements Schedules

The following exhibits are filed as part of this report as required under Item 601 of Regulation S-K:

3.1	Sixth Amended and Restated Declaration of Trust and Trust Agreement of the Registrant. (1)

3.2	Certificate of Trust of the Registrant. (2)

3.3	Instrument Establishing Teucrium Sugar Fund, Teucrium Wheat Fund, Teucrium Soybean Fund, Teucrium Natural Gas Fund and Teucrium WTI Crude Oil Fund. (3)

3.4	Instrument Establishing Teucrium Agricultural Fund (4)

3.5	Instrument Establishing the 7RCC Spot Bitcoin and Carbon Credit Futures ETF (5)

4.1	Description of Capital Stock (13)

10.1	Form of Authorized Purchaser Agreement. (included as Exhibit B to the Sixth Amended and Restated Declaration of Trust and Trust Agreement) (1)

10.2	Marketing Agent Services Agreement. (6)

10.3	First Amendment to Marketing Agent Services Agreement. (7)

10.4	Form of Bitcoin Custody Agreement. (7)

10.5	Custody Agreement (8)

10.6	Third Amendment to the Custody Agreement (7)

10.7	Fund Accounting Servicing Agreement (9)

10.8	Third Amendment to the Accounting Services Agreement (7)

10.9	Transfer Agent Servicing Agreement. (10)

10.10	Third Amendment to the Transfer Agent Servicing Agreement (7)

10.11	Fund Administration Servicing Agreement (11)

10.12	Third Amendment to the Fund Administration Servicing Agreement (7)

10.13	Form of Digital Asset Purchase and Sale Agreement (7)

10.14	Sublicense Agreement (12)

19.1	Insider Trading Policies and Procedures (13)

23.2	Consent of Independent Registered Public Accounting Firm (14)

31.1	Certification by the Principal Executive Officer of the Registrant pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.(14)

31.2	Certification by the Principal Financial Officer of the Registrant pursuant to Rules 13a-14 and 15d-14 of the Exchange Act. (14)

32.1	Certification by the Principal Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (14)

32.2	Certification by the Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (14)

97.1	Incentive-Based Compensation Recovery Policy (13)

101.INS	Inline XBRL Instance Document (14)

101.SCH	Inline XBRL Taxonomy Extension Schema (14)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (14)

101.DEF	Inline XBRL Taxonomy Definition Linkbase (14)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (14)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (14)

104	Cover Page Interactive Data File (formatted in inline XBRL and contained in Exhibit 101)

(1)	Previously filed as Exhibit 3.1 to Registrant's Current Report on Form 8-K, filed on December 18, 2025, and incorporated by reference herein.

(2)	Previously filed as like-numbered exhibit to Registration Statement No. 333-162033, filed on September 21, 2009 and incorporated by reference herein.

(3)	Previously filed as like-numbered exhibit to Pre-Effective Amendment No. 1 to Registration Statement No. 333-167590, filed on March 9, 2011 and incorporated by reference herein.

(4)	Previously filed as Exhibit 3.3 to Registration Statement No. 333-173691, filed on April 25, 2011 and incorporated by reference herein.

(5)	Previously filed as Exhibit 3.3 to Registrant's Registration Statement on Form S-1 (333-290330), filed on September 17, 2025 and incorporated by reference herein.

(6)	Previously filed as Exhibit 99.1 to Registrant's Current Report on Form 8-K, filed on June 14, 2024 and incorporated herein by reference.

(7)

Previously filed as like-numbered exhibits to Pre-Effective Amendment No. 1 to Registrant's Registration Statement of Form S-1 (333-290330), filed on January 27, 2026, and incorporated by reference herein.

(8)	Previously filed as Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 15, 2016, and incorporated by reference herein.

(9)	Previously filed as Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 15, 2016, and incorporated by reference herein.

(10)	Previously filed as Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 15, 2016, and incorporated by reference herein.

(11)	Previously filed as Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 15, 2016, and incorporated by reference herein.

(12)

Previously filed as like-numbered exhibit to Pre-Effective Amendment No. 2 to Registrant's Registration Statement on Form S-1 (333-290330), filed on February 18, 2016, and incorporated by reference herein.

(13)	Previously filed as like-numbered exhibits to Registrant's Report on Form 10-K for the fiscal year ended December 31, 2024, filed on March 5, 2025.

(14)	Filed herein.

TEUCRIUM COMMODITY TRUST

FINANCIAL STATEMENTS AS OF December 31, 2025

Index to Financial Statements

Documents	Page
TEUCRIUM COMMODITY TRUST
Reports of Independent Registered Public Accounting Firm (GRANT THORNTON LLP, New York, NY, PCAOB #248)	F-2
Combined Statements of Assets and Liabilities at December 31, 2025 and 2024	F-3
Combined Schedules of Investments at December 31, 2025 and 2024	F-4
Combined Statements of Operations for the years ended December 31, 2025, 2024 and 2023	F-6
Combined Statements of Changes in Net Assets for the years ended December 31, 2025, 2024 and 2023	F-7
Combined Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023	F-8

Teucrium Corn Fund Statements of Assets and Liabilities at December 31, 2025 and 2024	F-9
Teucrium Corn Fund Schedules of Investments at December 31, 2025 and 2024	F-10
Teucrium Corn Fund Statements of Operations for the years ended December 31, 2025, 2024 and 2023	F-12
Teucrium Corn Fund Statements of Changes in Net Assets for the years ended December 31, 2025, 2024 and 2023	F-13
Teucrium Corn Fund Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023	F-14

Teucrium Soybean Fund Statements of Assets and Liabilities at December 31, 2025 and 2024	F-15
Teucrium Soybean Fund Schedules of Investments at December 31, 2025 and 2024	F-16
Teucrium Soybean Fund Statements of Operations for the years ended December 31, 2025, 2024 and 2023	F-18
Teucrium Soybean Fund Statements of Changes in Net Assets for the years ended December 31, 2025, 2024 and 2023	F-19
Teucrium Soybean Fund Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023	F-20

Teucrium Sugar Fund Statements of Assets and Liabilities at December 31, 2025 and 2024	F-21
Teucrium Sugar Fund Schedules of Investments at December 31, 2025 and 2024	F-22
Teucrium Sugar Fund Statements of Operations for the years ended December 31, 2025, 2024 and 2023	F-24
Teucrium Sugar Fund Statements of Changes in Net Assets for the years ended December 31, 2025, 2024 and 2023	F-25
Teucrium Sugar Fund Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023	F-26

Teucrium Wheat Fund Statements of Assets and Liabilities at December 31, 2025 and 2024	F-27
Teucrium Wheat Fund Schedules of Investments at December 31, 2025 and 2024	F-28
Teucrium Wheat Fund Statements of Operations for the years ended December 31, 2025, 2024 and 2023	F-30
Teucrium Wheat Fund Statements of Changes in Net Assets for the years ended December 31, 2025, 2024 and 2023	F-31
Teucrium Wheat Fund Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023	F-32

Teucrium Agricultural Fund Statements of Assets and Liabilities at December 31, 2025 and 2024	F-33
Teucrium Agricultural Fund Schedules of Investments at December 31, 2025 and 2024	F-34
Teucrium Agricultural Fund Statements of Operations for the years ended December 31, 2025, 2024 and 2023	F-36
Teucrium Agricultural Fund Statements of Changes in Net Assets for the years ended December 31, 2025, 2024 and 2023	F-37
Teucrium Agricultural Fund Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023	F-38

7RCC Spot Bitcoin and Carbon Credit Futures ETF Statements of Assets and Liabilities at December 31, 2025	F-39
7RCC Spot Bitcoin and Carbon Credit Futures ETF Statements of Operations for the period from December 10, 2025 (Date of Seeding) to December 31, 2025	F-40
7RCC Spot Bitcoin and Carbon Credit Futures ETF Statements of Changes in Net Assets for the period from December 10, 2025 (Date of Seeding) to December 31, 2025	F-41
7RCC Spot Bitcoin and Carbon Credit Futures ETF Statements of Cash Flows for the period from December 10, 2025 (Date of Seeding) to December 31, 2025	F-42
Notes to the Financial Statements	F-43

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Sponsor and Shareholders
Teucrium Commodity Trust and each Fund listed in the table below

Opinions on the financial statements

We have audited the accompanying combined statements of assets and liabilities, including the combined schedule of investments, of Teucrium Commodity Trust (the “Trust”) as of December 31, 2025 and 2024; the statements of assets and liabilities, including the schedules of investments, of each Fund listed in the table below as of the respective date(s) listed below; the Trust’s related combined statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2025; the related statements of operations, changes in net assets, and cash flows of each Fund listed below for the respective period(s) ended listed below; and the related notes (collectively referred to as the “financial statements”).

Teucrium Commodity Trust is a series trust consisting of the following series (individually referred to as “Fund” or collectively referred to as “Funds”):

Fund	As of date(s)	Period(s) ended
Teucrium Corn Fund	December 31, 2025 and 2024	Each of the three years ended December 31, 2025
Teucrium Soybean Fund	December 31, 2025 and 2024	Each of the three years ended December 31, 2025
Teucrium Sugar Fund	December 31, 2025 and 2024	Each of the three years ended December 31, 2025
Teucrium Wheat Fund	December 31, 2025 and 2024	Each of the three years ended December 31, 2025
Teucrium Agricultural Fund	December 31, 2025 and 2024	Each of the three years ended December 31, 2025
7RCC Spot Bitcoin and Carbon Credit Futures ETF	December 31, 2025	December 10, 2025 (date of seeding) through December 31, 2025

In our opinion, the financial statements present fairly, in all material respects, the combined financial position of the Trust as of December 31, 2025 and 2024; the financial position of each Fund listed in the table above as of the respective date(s) listed above; the combined results of operations and cash flows of the Trust for each of the three years in the period ended December 31, 2025; and the results of operations and cash flows for each Fund listed above for the respective period(s) ended listed above, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinions

These financial statements are the responsibility of the Trust’s and Funds’ management. Our responsibility is to express an opinion on the Trust’s combined financial statements and each Fund’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Trust and each Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Trust and each Fund are not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing opinions on the effectiveness of the Trust’s and each Fund’s internal control over financial reporting. Accordingly, we express no such opinions.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinions.

Critical audit matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters in the audits of the Trust’s combined financial statements and each Fund’s financial statements.

/s/ GRANT THORNTON LLP

We have served as auditor of one or more of the series of Teucrium Commodity Trust since 2014.

New York, New York
March 2, 2026

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2025*	December 31, 2024

Assets
Cash and cash equivalents	$205,272,839	$210,940,353
Interest receivable	186,896	208,251
Other assets	-	16,778
Equity in trading accounts:
Commodity futures contracts	50,255	1,936,572
Due from broker	20,425,626	28,593,300
Total equity in trading accounts	20,475,881	30,529,872
Total assets	$225,935,616	$241,695,254

Liabilities
Management fee payable to Sponsor	$196,887	$189,332
Other liabilities	234,056	47,382
Payable for Shares redeemed	1,094,240	-
Equity in trading accounts:
Commodity futures contracts	10,821,457	16,811,122
Total liabilities	12,346,640	17,047,836

Net Assets	$213,588,976	$224,647,418

*Includes the 7RCC Spot Bitcoin and Carbon Credit Futures ETF ("BTCK"), which was organized as a series of the Teucrium Commodity Trust on September 17, 2025, and which issued four shares at a price of $25.00 per share on December 10, 2025. BTCK has not commenced operations as of December 31, 2025.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED SCHEDULE OF INVESTMENTS**

December 31, 2025

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
U.S. Bank Deposit Account	4.200%	$14,099,436	$14,099,436	6.60%	14,099,436
Goldman Sachs Financial Square Government Fund - Institutional Class	4.410%	68,096,540	68,096,540	31.88	68,096,540
Total money market funds		$82,195,976	$82,195,976	38.48%

	Maturity				Percentage of	Principal
	Date	Yield	Cost	Fair Value	Net Assets	Amount
Commercial Paper
Bell Canada, Inc.	March 4, 2026	3.844%	$2,477,775	$2,483,596	1.16%	2,500,000
Bell Canada, Inc.	January 22, 2026	3.876%	4,966,313	4,988,771	2.34	5,000,000
Brookfield Infrastructure Holdings (Canada) Inc.	January 22, 2026	4.035%	4,957,222	4,988,333	2.34	5,000,000
Brookfield Infrastructure Holdings (Canada) Inc.	January 29, 2026	3.931%	4,961,000	4,984,834	2.33	5,000,000
Brookfield Infrastructure Holdings (Canada) Inc.	February 19, 2026	3.883%	4,957,756	4,973,798	2.33	5,000,000
Crown Castle Inc.	January 20, 2026	3.854%	4,982,400	4,989,867	2.34	5,000,000
Crown Castle Inc.	January 22, 2026	3.855%	2,490,400	2,494,400	1.17	2,500,000
Glencore Funding LLC	January 14, 2026	3.822%	4,970,972	4,993,139	2.34	5,000,000
Glencore Funding LLC	January 30, 2026	3.870%	7,442,400	7,476,800	3.50	7,500,000
Harley-Davidson Financial Services, Inc.	March 3, 2026	3.989%	4,950,626	4,966,534	2.33	5,000,000
Harley-Davidson Financial Services, Inc.	March 5, 2026	3.782%	4,958,334	4,967,188	2.33	5,000,000
Harley-Davidson Financial Services, Inc.	March 10, 2026	3.987%	7,425,975	7,444,070	3.49	7,500,000
Hyundai Capital America	January 8, 2026	3.927%	7,448,813	7,494,312	3.51	7,500,000
Mondelez International, Inc.	February 2, 2026	3.824%	4,968,862	4,983,111	2.33	5,000,000
Oracle Corporation	February 4, 2026	3.719%	7,462,229	7,473,791	3.50	7,500,000
Oracle Corporation	March 11, 2026	3.862%	7,434,604	7,444,972	3.49	7,500,000
Oracle Corporation	March 25, 2026	3.793%	4,956,134	4,956,656	2.32	5,000,000
Total Commercial Paper			$91,811,815	$92,104,172	43.15%
Total Cash Equivalents				$174,300,148	81.63%

	Number of		Percentage of	Notional Amount
	Contracts	Fair Value	Net Assets	(Long Exposure)
Commodity futures contracts
United States corn futures contracts
CBOT corn futures DEC26	716	$50,255	0.02%	$16,485,900
Total commodity futures contracts		$50,255	0.02%	$16,485,900

	Number of		Percentage of	Notional Amount
Description: Liabilities	Contracts	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT corn futures MAY26	732	$13,235	0.01%	$16,405,950
CBOT corn futures JUL26	620	157,550	0.07	14,089,500

United States soybean futures contracts
CBOT soybean futures MAR26	259	859,062	0.40	13,565,125
CBOT soybean futures MAY26	220	1,074,702	0.50	11,671,000
CBOT soybean futures NOV26	256	251,463	0.12	13,625,600

United States sugar futures contracts
ICE sugar futures MAY26	311	525,043	0.25	5,106,371
ICE sugar futures JUL26	267	226,844	0.11	4,398,878
ICE sugar futures MAR27	294	398,730	0.19	5,182,867

United States wheat futures contracts
CBOT wheat futures MAY26	1,521	2,253,008	1.05	39,431,925
CBOT wheat futures JUL26	1,276	1,137,701	0.53	33,893,750
CBOT wheat futures DEC26	1,406	3,924,119	1.84	39,701,925
Total commodity futures contracts		$10,821,457	5.07%	$197,072,891

			Percentage of
Exchange-traded funds*	Cost	Fair Value	Net Assets	Shares
Teucrium Corn Fund	$2,188,329	$1,581,916	0.74%	89,213
Teucrium Soybean Fund	1,899,004	1,542,463	0.72	70,481
Teucrium Sugar Fund	1,515,628	1,596,794	0.75	163,083
Teucrium Wheat Fund	2,553,727	1,577,156	0.74	78,887
Total exchange-traded funds	$8,156,688	$6,298,329	2.95%

*The Trust eliminates the Shares owned by the Teucrium Agricultural Fund from its combined statements of assets and liabilities due to the fact that these represent holdings of the Underlying Funds owned by the Teucrium Agricultural Fund, which are included as Shares outstanding of the Underlying Funds.

**Includes the 7RCC Spot Bitcoin and Carbon Credit Futures ETF ("BTCK"), which was organized as a series of the Teucrium Commodity Trust on September 17, 2025, and which issued four shares at a price of $25.00 per share on December 10, 2025. BTCK has not commenced operations as of December 31, 2025.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED SCHEDULE OF INVESTMENTS

December 31, 2024

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
U.S. Bank Deposit Account	4.200%	$17,680,667	$17,680,667	7.87%	17,680,667
Goldman Sachs Financial Square Government Fund - Institutional Class	4.410%	64,495,946	64,495,946	28.71	64,495,946
Total money market funds		$82,176,613	$82,176,613	36.58%

	Maturity				Percentage of	Principal
	Date	Yield	Cost	Fair Value	Net Assets	Amount
Commercial Paper
Bell Canada, Inc.	February 4, 2025	4.588%	$6,950,784	$6,970,118	3.10%	7,000,000
Brookfield Infrastructure Holdings (Canada) Inc.	January 8, 2025	4.788%	4,954,862	4,995,422	2.22	5,000,000
Brookfield Infrastructure Holdings (Canada) Inc.	January 16, 2025	4.732%	7,445,633	7,485,438	3.33	7,500,000
Brookfield Infrastructure Holdings (Canada) Inc.	March 6, 2025	4.783%	4,943,862	4,958,222	2.21	5,000,000
Energy Transfer Operating, L.P.	January 24, 2025	4.454%	17,446,548	17,450,825	7.77	17,500,000
General Motors Financial Company, Inc.	January 28, 2025	4.595%	4,949,150	4,983,050	2.22	5,000,000
General Motors Financial Company, Inc.	March 14, 2025	4.524%	7,421,205	7,433,256	3.31	7,500,000
Harley-Davidson Financial Services, Inc.	February 3, 2025	4.791%	12,369,167	12,446,030	5.54	12,500,000
Harley-Davidson Financial Services, Inc.	February 18, 2025	4.860%	7,411,484	7,452,261	3.32	7,500,000
Hyundai Capital America	February 12, 2025	4.568%	4,963,750	4,973,750	2.21	5,000,000
L3Harris Technologies, Inc.	January 21, 2025	4.560%	9,960,000	9,975,000	4.44	10,000,000
VW Credit, Inc.	January 22, 2025	4.671%	4,962,945	4,986,584	2.22	5,000,000
VW Credit, Inc.	February 19, 2025	4.568%	4,963,750	4,969,376	2.21	5,000,000
Total Commercial Paper			$98,743,140	$99,079,332	44.10%
Total Cash Equivalents				$181,255,945	80.68%

	Number of		Percentage of	Notional Amount
	Contracts	Fair Value	Net Assets	(Long Exposure)
Commodity futures contracts
United States corn futures contracts
CBOT corn futures MAY25	974	$1,356,124	0.60%	$22,682,025
CBOT corn futures JUL25	829	580,448	0.26	19,429,688
Total commodity futures contracts		$1,936,572	0.86%	$42,111,713

	Number of		Percentage of	Notional Amount
Description: Liabilities	Contracts	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT corn futures DEC25	1,019	$1,955,417	0.87%	$22,609,063

United States soybean futures contracts
CBOT soybean futures MAR25	175	272,036	0.12	8,841,875
CBOT soybean futures MAY25	148	68,992	0.03	7,564,650
CBOT soybean futures NOV25	172	979,998	0.44	8,817,150

United States sugar futures contracts
ICE sugar futures MAY25	219	617,425	0.27	4,378,248
ICE sugar futures JUL25	192	525,725	0.23	3,763,200
ICE sugar futures MAR26	222	417,145	0.19	4,400,928

United States wheat futures contracts
CBOT wheat futures MAY25	1,518	2,977,940	1.33	42,693,750
CBOT wheat futures JUL25	1,286	358,378	0.16	36,618,850
CBOT wheat futures DEC25	1,430	8,638,066	3.85	42,792,750
Total commodity futures contracts		$16,811,122	7.49%	$182,480,464

			Percentage of
Exchange-traded funds*	Cost	Fair Value	Net Assets	Shares
Teucrium Corn Fund	$3,436,783	$2,594,798	1.16%	138,311
Teucrium Soybean Fund	3,276,853	2,619,232	1.17	122,016
Teucrium Sugar Fund	2,085,431	2,513,606	1.12	220,370
Teucrium Wheat Fund	3,833,234	2,616,822	1.16	542,032
Total exchange-traded funds	$12,632,301	$10,344,458	99.91%

*The Trust eliminates the Shares owned by the Teucrium Agricultural Fund from its combined statements of assets and liabilities due to the fact that these represent holdings of the Underlying Funds owned by the Teucrium Agricultural Fund, which are included as Shares outstanding of the Underlying Funds.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF OPERATIONS

	Year ended	Year ended	Year ended
	December 31, 2025**	December 31, 2024*	December 31, 2023*
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$(32,393,724)	$(46,228,171)	$(94,248,842)
Net change in unrealized appreciation (depreciation) on commodity futures contracts	4,103,348	(6,160,194)	12,703,858
Interest income	8,973,945	12,977,276	17,736,627
Total income (loss)	(19,316,431)	(39,411,089)	(63,808,357)

Expenses
Management fees	2,150,250	2,536,166	3,587,742
Professional fees	1,290,291	1,402,207	1,919,411
Distribution and marketing fees	3,175,468	3,950,590	4,007,582
Custodian fees and expenses	301,331	391,341	428,243
Business permits and licenses fees	174,144	139,505	141,582
General and administrative expenses	269,287	326,509	281,413
Other expenses	11,561	131	8
Total expenses	7,372,332	8,746,449	10,365,981

Expenses waived by the Sponsor	(195,175)	(298,056)	(711,571)

Total expenses, net	7,177,157	8,448,393	9,654,410

Net income (loss)	$(26,493,588)	$(47,859,482)	$(73,462,767)

*The Hashdex Bitcoin Futures ETF was transferred to the Tidal Commodities Trust I as described in Note 1 to these financials. The operations include the activity of the Hashdex Bitcoin Futures ETF from September 15, 2022, the date of inception, through January 3, 2024, the date of liquidation.

**Includes the 7RCC Spot Bitcoin and Carbon Credit Futures ETF ("BTCK"), which was organized as a series of the Teucrium Commodity Trust on September 17, 2025, and which issued four shares at a price of $25.00 per share on December 10, 2025. BTCK has not commenced operations as of December 31, 2025.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF CHANGES IN NET ASSETS

	Year ended	Year ended	Year ended
	December 31, 2025**	December 31, 2024*	December 31, 2023*
Operations
Net income (loss)	$(26,493,588)	$(47,859,482)	$(73,462,767)
Capital transactions
Distribution of Net Assets to Acquiring Fund	-	(2,574,071)	-
Issuance of Shares	96,820,642	80,683,035	157,540,127
Redemption of Shares	(84,687,047)	(125,883,714)	(254,764,480)
Net change in the cost of the Underlying Funds	3,301,551	5,734,236	19,858,936
Total capital transactions	15,435,146	(42,040,514)	(77,365,417)

Net change in net assets	(11,058,442)	(89,899,996)	(150,828,184)

Net assets, beginning of period	224,647,418	314,547,414	465,375,598

Net assets, end of period	$213,588,976	$224,647,418	$314,547,414

* The Hashdex Bitcoin Futures ETF was transferred to the Tidal Commodities Trust I as described in Note 1 to these financials. The net assets include those of the Hashdex Bitcoin Futures ETF from September 15, 2022, the date of inception, through January 3, 2024, the date of liquidation.

**Includes the 7RCC Spot Bitcoin and Carbon Credit Futures ETF ("BTCK"), which was organized as a series of the Teucrium Commodity Trust on September 17, 2025, and which issued four shares at a price of $25.00 per share on December 10, 2025. BTCK has not commenced operations as of December 31, 2025.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF CASH FLOWS

	Year ended	Year ended	Year ended
	December 31, 2025**	December 31, 2024*	December 31, 2023*
Cash flows from operating activities:
Net income (loss)	$(26,493,588)	$(47,859,482)	$(73,462,767)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized (appreciation) depreciation on commodity futures contracts	(4,103,348)	6,160,194	(12,703,858)
Changes in operating assets and liabilities:
Due from broker	8,167,674	2,342,506	30,627,611
Interest receivable	21,355	192,048	(93,245)
Other assets	16,778	(1,119)	3,707
Management fee payable to Sponsor	7,555	(87,568)	(155,982)
Other liabilities	186,674	(195,600)	164,102
Net cash provided by (used in) operating activities	(22,196,900)	(39,449,021)	(55,620,432)

Cash flows from financing activities:
Distribution of Net Assets to Acquiring Fund	-	(2,381,545)	-
Proceeds from sale of Shares	96,820,642	80,683,035	158,884,957
Redemption of Shares	(83,592,807)	(125,883,714)	(264,948,395)
Net change in cost of the Underlying Funds	3,301,551	5,734,236	19,858,936
Net cash provided by (used in) financing activities	16,529,386	(41,847,988)	(86,204,502)

Net change in cash and cash equivalents	(5,667,514)	(81,297,009)	(141,824,934)
Cash and cash equivalents, beginning of period	210,940,353	292,237,362	434,062,296
Cash and cash equivalents, end of period	$205,272,839	$210,940,353	$292,237,362

* The Hashdex Bitcoin Futures ETF was transferred to the Tidal Commodities Trust I as described in Note 1 to these financials. The operations include the cash flows of the Hashdex Bitcoin Futures ETF from September 15, 2022, the date of inception, through January 3, 2024, the date of liquidation.

**Includes the 7RCC Spot Bitcoin and Carbon Credit Futures ETF ("BTCK"), which was organized as a series of the Teucrium Commodity Trust on September 17, 2025, and which issued four shares at a price of $25.00 per share on December 10, 2025. BTCK has not commenced operations as of December 31, 2025.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2025	December 31, 2024

Assets
Cash and cash equivalents	$45,091,481	$60,998,326
Interest receivable	59,310	78,840
Other assets	-	3,171
Equity in trading accounts:
Commodity futures contracts	50,255	1,936,572
Due from broker	2,065,122	3,738,171
Total equity in trading accounts	2,115,377	5,674,743
Total assets	47,266,168	66,755,080

Liabilities
Management fee payable to Sponsor	41,974	52,375
Other liabilities	64,005	23,050
Equity in trading accounts:
Commodity futures contracts	170,785	1,955,417
Total liabilities	276,764	2,030,842

Net assets	$46,989,404	$64,724,238

Shares outstanding	2,650,000	3,450,004

Net asset value per share	$17.73	$18.76

Market value per share	$17.73	$18.77

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

SCHEDULE OF INVESTMENTS

December 31, 2025

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
U.S. Bank Deposit Account	3.450%	$4,457,356	$4,457,356	9.49%	4,457,356
Goldman Sachs Financial Square Government Fund - Institutional Class	3.692%	6,922,448	6,922,448	14.73	6,922,448
Total money market funds		$11,379,804	$11,379,804	24.22%

	Maturity				Percentage of
	Date	Yield	Cost	Fair Value	Net Assets	Principal Amount
Commercial Paper
Bell Canada, Inc.	January 22, 2026	3.876%	4,966,313	$4,988,771	10.62%	5,000,000
Harley-Davidson Financial Services, Inc.	March 3, 2026	3.989%	2,475,313	2,483,267	5.28	2,500,000
Harley-Davidson Financial Services, Inc.	March 5, 2026	3.782%	2,479,167	2,483,594	5.29	2,500,000
Mondelez International, Inc.	February 2, 2026	3.824%	2,484,431	2,491,555	5.30	2,500,000
Oracle Corporation	February 4, 2026	3.719%	7,462,229	7,473,791	15.91	7,500,000
Oracle Corporation	March 25, 2026	3.793%	2,478,067	2,478,328	5.27	2,500,000
Total Commercial Paper			$22,345,520	$22,399,306	47.67%
Total Cash Equivalents				$33,779,110	71.89%

	Number of		Percentage of	Notional Amount
	Contracts	Fair Value	Net Assets	(Long Exposure)
Commodity futures contracts
United States corn futures contracts
CBOT corn futures DEC26	716	$50,255	0.11%	$16,485,900

	Number of		Percentage of	Notional Amount
Description: Liabilities	Contracts	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT corn futures MAY26	732	$13,235	0.03%	$16,405,950
CBOT corn futures JUL26	620	157,550	0.34	14,089,500
Total commodity futures contracts		$170,785	0.37%	$30,495,450

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

SCHEDULE OF INVESTMENTS

December 31, 2024

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
U.S. Bank Deposit Account	4.200%	$10,269,737	$10,269,737	15.87%	10,269,737
Goldman Sachs Financial Square Government Fund - Institutional Class	4.410%	12,519,321	12,519,321	19.34	12,519,321
Total money market funds		$22,789,058	$22,789,058	35.21%

	Maturity				Percentage of
	Date	Yield	Cost	Fair Value	Net Assets	Principal Amount
Commercial Paper
Bell Canada, Inc.	February 4, 2025	4.588%	$2,482,423	$2,489,328	$3.85%	2,500,000
Brookfield Infrastructure Holdings (Canada) Inc.	March 6, 2025	4.783%	2,471,931	2,479,111	3.83	2,500,000
Energy Transfer Operating, L.P.	January 24, 2025	4.454%	4,984,728	4,985,950	7.70	5,000,000
General Motors Financial Company, Inc.	January 28, 2025	4.595%	2,474,575	2,491,525	3.85	2,500,000
General Motors Financial Company, Inc.	March 14, 2025	4.524%	2,473,735	2,477,752	3.83	2,500,000
Harley-Davidson Financial Services, Inc.	February 3, 2025	4.791%	4,947,667	4,978,412	7.69	5,000,000
Hyundai Capital America	February 12, 2025	4.568%	2,481,875	2,486,875	3.84	2,500,000
L3Harris Technologies, Inc.	January 21, 2025	4.560%	2,490,000	2,493,750	3.85	2,500,000
VW Credit, Inc.	February 19, 2025	4.568%	2,481,875	2,484,688	3.84	2,500,000
Total Commercial Paper			$27,288,809	$27,367,391	42.28%
Total Cash Equivalents				$50,156,449	77.49%

	Number of		Percentage of	Notional Amount
	Contracts	Fair Value	Net Assets	(Long Exposure)
Commodity futures contracts
United States corn futures contracts
CBOT corn futures MAY25	974	$1,356,124	2.09%	$22,682,025
CBOT corn futures JUL25	829	580,448	0.90%	19,429,688
Total commodity futures contracts		$1,936,572	2.99%	$42,111,713

	Number of		Percentage of	Notional Amount
Description: Liabilities	Contracts	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT corn futures DEC25	1,019	1,955,417	3.02	22,609,063

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF OPERATIONS

	Year ended	Year ended	Year ended
	December 31, 2025	December 31, 2024	December 31, 2023
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$(2,775,716)	$(13,556,155)	$(26,707,038)
Net change in unrealized appreciation (depreciation) on commodity futures contracts	(101,685)	2,163,296	(800,836)
Interest income	2,175,020	3,384,093	5,217,831
Total income (loss)	(702,381)	(8,008,766)	(22,290,043)

Expenses
Management fees	518,720	658,017	1,054,156
Professional fees	301,622	329,545	394,719
Distribution and marketing fees	784,105	960,325	1,048,908
Custodian fees and expenses	76,369	97,813	109,559
Business permits and licenses fees	38,456	24,990	29,208
General and administrative expenses	68,759	77,852	69,692
Other expenses	1,995	-	-
Total expenses	1,790,026	2,148,542	2,706,242

Total expenses, net	1,790,026	2,148,542	2,706,242

Net income (loss)	$(2,492,407)	$(10,157,308)	$(24,996,285)

Net increase (decrease) in net asset value per share	$(1.03)	$(2.85)	$(5.29)
Net income (loss) per weighted average share	$(0.88)	$(2.95)	$(5.65)
Weighted average Shares outstanding	2,826,373	3,448,433	4,424,182

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF CHANGE IN NET ASSETS

	Year ended	Year ended	Year ended
	December 31, 2025	December 31, 2024	December 31, 2023
Operations
Net income (loss)	$(2,492,407)	$(10,157,308)	$(24,996,285)
Capital transactions
Issuance of Shares	10,792,150	27,459,157	23,324,517
Redemption of Shares	(26,034,577)	(33,628,053)	(69,916,195)
Total capital transactions	(15,242,427)	(6,168,896)	(46,591,678)
Net change in net assets	(17,734,834)	(16,326,204)	(71,587,963)

Net assets, beginning of period	$64,724,238	$81,050,442	$152,638,405

Net assets, end of period	$46,989,404	$64,724,238	$81,050,442

Net asset value per share at beginning of period	$18.76	$21.61	$26.90

Net asset value per share at end of period	$17.73	$18.76	$21.61

Creation of Shares	600,000	1,450,000	975,000
Redemption of Shares	1,400,004	1,750,000	2,900,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF CASH FLOWS

	Year ended	Year ended	Year ended
	December 31, 2025	December 31, 2024	December 31, 2023
Cash flows from operating activities:
Net income (loss)	$(2,492,407)	$(10,157,308)	$(24,996,285)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on commodity futures contracts	101,685	(2,163,296)	800,836
Changes in operating assets and liabilities:
Due from broker	1,673,049	2,795,767	5,091,393
Interest receivable	19,530	26,443	19,731
Other assets	3,171	(3,171)	854
Management fee payable to Sponsor	(10,401)	(19,131)	(73,371)
Other liabilities	40,955	(57,553)	59,254
Net cash provided by (used in) operating activities	(664,418)	(9,578,249)	(19,097,588)

Cash flows from financing activities:
Proceeds from sale of Shares	10,792,150	27,459,157	24,669,347
Redemption of Shares	(26,034,577)	(33,628,053)	(71,261,025)
Net cash provided by (used in) financing activities	(15,242,427)	(6,168,896)	(46,591,678)

Net change in cash and cash equivalents	(15,906,845)	(15,747,145)	(65,689,266)
Cash and cash equivalents, beginning of period	60,998,326	76,745,471	142,434,737
Cash and cash equivalents, end of period	$45,091,481	$60,998,326	$76,745,471

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2025	December 31, 2024

Assets
Cash and cash equivalents	$39,018,369	$23,806,400
Interest receivable	45,367	33,654
Other assets	-	4,286
Equity in trading accounts:
Due from broker	3,155,013	2,725,790
Total assets	$42,218,749	$26,570,130

Liabilities
Payable for shares redeemed	$1,094,240	$-
Management fee payable to Sponsor	43,174	22,453
Other liabilities	50,703	3,608
Equity in trading accounts:
Commodity futures contracts	2,185,227	1,321,026
Total liabilities	$3,373,344	$1,347,087

Net assets	$38,845,405	$25,223,043

Shares outstanding	1,775,000	1,175,004

Net asset value per share	$21.88	$21.47

Market value per share	$21.86	$21.48

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

SCHEDULE OF INVESTMENTS

December 31, 2025

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
U.S. Bank Deposit Account	3.450%	$1,178,843	$1,178,843	3.03%	1,178,843
Goldman Sachs Financial Square Government Fund - Institutional Class	3.692%	14,473,612	14,473,612	37.26	14,473,612
Total money market funds		$15,652,455	$15,652,455	40.29%

	Maturity				Percentage of
	Date	Yield	Cost	Fair Value	Net Assets	Principal Amount
Commercial Paper
Brookfield Infrastructure Holdings (Canada) Inc.	January 29, 2026	3.931%	$2,480,500	$2,492,417	6.42%	2,500,000
Brookfield Infrastructure Holdings (Canada) Inc.	February 19, 2026	3.883%	2,478,878	2,486,899	6.40	2,500,000
Glencore Funding LLC	January 30, 2026	3.870%	2,480,800	2,492,267	6.42	2,500,000
Harley-Davidson Financial Services, Inc.	March 3, 2026	3.989%	2,475,313	2,483,267	6.39	2,500,000
Harley-Davidson Financial Services, Inc.	March 10, 2026	3.987%	2,475,325	2,481,357	6.39	2,500,000
Hyundai Capital America	January 8, 2026	3.927%	4,965,875	4,996,208	12.86	5,000,000
Total Commercial Paper			$17,356,691	$17,432,415	44.88%
Total Cash Equivalents				$33,084,870	85.17%

	Number of		Percentage of	Notional Amount
Description: Liabilities	Contracts	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures MAR26	259	$859,062	2.21%	$13,565,125
CBOT soybean futures MAY26	220	1,074,702	2.77	11,671,000
CBOT soybean futures NOV26	256	251,463	0.65	13,625,600
Total commodity futures contracts		$2,185,227	5.63%	$38,861,725

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

SCHEDULE OF INVESTMENTS

December 31, 2024

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
U.S. Bank Deposit Account	4.200%	$1,007,365	$1,007,365	3.99%	1,007,365
Goldman Sachs Financial Square Government Fund - Institutional Class	4.410%	7,139,449	7,139,449	28.31	7,139,449
Total money market funds		$8,146,814	$8,146,814	32.30%

	Maturity				Percentage of
	Date	Yield	Cost	Fair Value	Net Assets	Principal Amount
Commercial Paper
Brookfield Infrastructure Holdings (Canada) Inc.	January 8, 2025	4.788%	$2,477,431	$2,497,711	9.90%	2,500,000
Energy Transfer Operating, L.P.	January 24, 2025	4.454%	4,984,728	4,985,950	19.77	5,000,000
Harley-Davidson Financial Services, Inc.	February 3, 2025	4.791%	2,473,833	2,489,206	9.87	2,500,000
Total Commercial Paper			$9,935,992	$9,972,867	39.54%
Total Cash Equivalents				$18,119,681	71.84%

	Number of		Percentage of	Notional Amount
Description: Liabilities	Contracts	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures MAR25	175	$272,036	1.08%	$10,124,400
CBOT soybean futures MAY25	148	68,992	0.27	8,693,213
CBOT soybean futures NOV25	172	979,998	3.89	10,215,150
Total commodity futures contracts		$1,321,026	5.24%	$29,032,763

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF OPERATIONS

	Year ended	Year ended	Year ended
	December 31, 2025	December 31, 2024	December 31, 2023
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$202,296	$(6,891,609)	$940,552
Net change in unrealized appreciation (depreciation) on commodity futures contracts	(864,201)	70,635	(3,912,031)
Interest income	1,286,737	1,475,582	1,843,080
Total income (loss)	624,832	(5,345,392)	(1,128,399)

Expenses
Management fees	310,098	287,128	369,531
Professional fees	175,754	164,632	282,599
Distribution and marketing fees	441,301	469,351	384,860
Custodian fees and expenses	39,083	47,205	39,143
Business permits and licenses fees	31,201	19,456	22,477
General and administrative expenses	38,715	35,011	30,129
Other expenses	1,069	-	-
Total expenses	1,037,221	1,022,783	1,128,739

Total expenses, net	1,037,221	1,022,783	1,128,739

Net income (loss)	$(412,389)	$(6,368,175)	$(2,257,138)

Net increase (decrease) in net asset value per share	$0.41	$(5.56)	$(1.47)
Net income (loss) per weighted average share	$(0.29)	$(5.21)	$(1.68)
Weighted average Shares outstanding	1,400,414	1,223,228	1,345,346

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF CHANGE IN NET ASSETS

	Year ended	Year ended	Year ended
	December 31, 2025	December 31, 2024	December 31, 2023
Operations
Net income (loss)	$(412,389)	$(6,368,175)	$(2,257,138)
Capital transactions
Issuance of Shares	41,349,237	17,429,510	12,216,528
Redemption of Shares	(27,314,486)	(14,894,312)	(39,333,355)
Total capital transactions	14,034,751	2,535,198	(27,116,827)
Net change in net assets	13,622,362	(3,832,977)	(29,373,965)

Net assets, beginning of period	$25,223,043	$29,056,020	$58,429,985

Net assets, end of period	$38,845,405	$25,223,043	$29,056,020

Net asset value per share at beginning of period	$21.47	$27.03	$28.50

Net asset value per share at end of period	$21.88	$21.47	$27.03

Creation of Shares	1,825,000	725,000	450,000
Redemption of Shares	1,225,004	625,000	1,425,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF CASH FLOWS

	Year ended	Year ended	Year ended
	December 31, 2025	December 31, 2024	December 31, 2023
Cash flows from operating activities:
Net income (loss)	$(412,389)	$(6,368,175)	$(2,257,138)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Net change in unrealized depreciation (appreciation) on commodity futures contracts	864,201	(70,635)	3,912,031
Changes in operating assets and liabilities:
Due from broker	(429,223)	(340,750)	(1,841,835)
Interest receivable	(11,713)	3,008	29,473
Other assets	4,286	(4,286)	1,160
Management fee payable to Sponsor	20,721	(3,206)	(29,771)
Other liabilities	47,095	(51,943)	47,787
Net cash (used in) provided by operating activities	82,978	(6,835,987)	(138,293)

Cash flows from financing activities:
Proceeds from sale of Shares	41,349,237	17,429,510	12,216,528
Redemption of Shares	(26,220,246)	(14,894,312)	(42,183,615)
Net cash provided by (used in) financing activities	15,128,991	2,535,198	(29,967,087)

Net change in cash and cash equivalents	15,211,969	(4,300,789)	(30,105,380)
Cash and cash equivalents, beginning of period	23,806,400	28,107,189	58,212,569
Cash and cash equivalents, end of period	$39,018,369	$23,806,400	$28,107,189

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2025	December 31, 2024

Assets
Cash and cash equivalents	$14,057,467	$11,831,089
Interest receivable	24,116	28,954
Other assets	-	7,436
Equity in trading accounts:
Due from broker	1,809,178	2,255,054
Total assets	15,890,761	14,122,533

Liabilities
Management fee payable to Sponsor	12,645	12,357
Other liabilities	40,508	2,904
Equity in trading accounts:
Commodity futures contracts	1,150,617	1,560,295
Total liabilities	1,203,770	1,575,556

Net assets	$14,686,991	$12,546,977

Shares outstanding	1,500,000	1,100,004

Net asset value per share	$9.79	$11.41

Market value per share	$9.76	$11.43

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

SCHEDULE OF INVESTMENTS

December 31, 2025

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
U.S. Bank Deposit Account	3.450%	$4,841,539	$4,841,539	32.96%	4,841,539
Goldman Sachs Financial Square Government Fund - Institutional Class	3.692%	4,242,858	4,242,858	28.89	4,242,858
Total Money Market Funds		$9,084,397	$9,084,397	61.85%

	Maturity				Percentage of	Principal
	Date	Yield	Cost	Fair Value	Net Assets	Amount
Commercial Paper
Mondelez International, Inc.	February 2, 2026	3.824%	$2,484,431	$2,491,556	16.96%	2,500,000
Total Cash Equivalents				$11,575,953	78.81%

	Number of		Percentage of	Notional Amount
Description: Liabilities	Contracts	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States sugar futures contracts
ICE sugar futures MAY26	311	$525,043	3.57%	$5,106,371
ICE sugar futures JUL26	267	226,844	1.54	4,398,878
ICE sugar futures MAR27	294	398,730	2.72	5,182,867
Total commodity futures contracts		$1,150,617	7.83%	$14,688,116

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

SCHEDULE OF INVESTMENTS

December 31, 2024

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
U.S. Bank Deposit Account	4.200%	$3,002,313	$3,002,313	23.93%	3,002,313
Goldman Sachs Financial Square Government Fund - Institutional Class	4.410%	1,459,785	1,459,785	11.63	1,459,785
Total Money Market Funds		$4,462,098	$4,462,098	35.56%

	Maturity				Percentage of	Principal
	Date	Yield	Cost	Fair Value	Net Assets	Amount
Commercial Paper
Brookfield Infrastructure Holdings (Canada) Inc.	January 8, 2025	4.788%	$2,477,431	$2,497,711	19.91%	2,500,000
Energy Transfer Operating, L.P.	January 24, 2025	4.454%	2,492,364	2,492,975	19.87	2,500,000
Total Commercial Paper			$4,969,795	$4,990,686	39.78%
Total Cash Equivalents				$9,452,784	75.34%

	Number of		Percentage of	Notional Amount
Description: Liabilities	Contracts	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States sugar futures contracts
ICE sugar futures MAY25	219	$617,425	4.92%	$4,378,248
ICE sugar futures JUL25	192	525,725	4.19	3,763,200
ICE sugar futures MAR26	222	417,145	3.33	4,400,928
Total commodity futures contracts		$1,560,295	12.44%	$12,542,376

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF OPERATIONS

	Year ended	Year ended	Year ended
	December 31, 2025	December 31, 2024	December 31, 2023
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$(1,826,369)	$(2,500,209)	$11,398,276
Net change in unrealized appreciation (depreciation) on commodity futures contracts	409,678	1,127,703	(3,514,199)
Interest income	513,998	734,413	1,340,056
Total income (loss)	(902,693)	(638,093)	9,224,133

Expenses
Management fees	124,553	145,054	267,574
Professional fees	102,935	98,717	251,061
Distribution and marketing fees	229,259	316,477	268,576
Custodian fees and expenses	23,818	33,883	27,216
Business permits and licenses fees	30,352	22,638	22,148
General and administrative expenses	21,000	24,785	22,598
Other expenses	476	-	-
Total expenses	532,393	641,554	859,173

Total expenses, net	532,393	641,554	859,173

Net income (loss)	$(1,435,086)	$(1,279,647)	$8,364,960

Net increase (decrease) in net asset value per share	$(1.62)	$(1.03)	$2.92
Net income (loss) per weighted average share	$(1.25)	$(1.10)	$3.98
Weighted average Shares outstanding	1,151,510	1,164,553	2,104,388

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF CHANGE IN NET ASSETS

	Year ended	Year ended	Year ended
	December 31, 2025	December 31, 2024	December 31, 2023
Operations
Net income (loss)	$(1,435,086)	$(1,279,647)	$8,364,960
Capital transactions
Issuance of Shares	12,592,322	12,351,000	25,041,780
Redemption of Shares	(9,017,222)	(16,244,475)	(39,949,000)
Total capital transactions	3,575,100	(3,893,475)	(14,907,220)
Net change in net assets	2,140,014	(5,173,122)	(6,542,260)

Net assets, beginning of period	$12,546,977	$17,720,099	$24,262,359

Net assets, end of period	$14,686,991	$12,546,977	$17,720,099

Net asset value per share at beginning of period	$11.41	$12.44	$9.51

Net asset value per share at end of period	$9.79	$11.41	$12.44

Creation of Shares	1,175,000	975,000	1,950,000
Redemption of Shares	775,004	1,300,000	3,075,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF CASH FLOWS

	Year ended	Year ended	Year ended
	December 31, 2025	December 31, 2024	December 31, 2023
Cash flows from operating activities:
Net income (loss)	$(1,435,086)	$(1,279,647)	$8,364,960
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Net change in unrealized (appreciation) depreciation on commodity futures contracts	(409,678)	(1,127,703)	3,514,199
Changes in operating assets and liabilities:
Due from broker	445,876	1,395,137	(3,202,390)
Interest receivable	4,838	2,597	(882)
Other assets	7,436	(6,601)	2,130
Management fee payable to Sponsor	288	(5,094)	(3,461)
Other liabilities	37,604	(27,870)	28,929
Net cash (used in) provided by operating activities	(1,348,722)	(1,049,181)	8,703,485

Cash flows from financing activities:
Proceeds from sale of Shares	12,592,322	12,351,000	25,041,780
Redemption of Shares	(9,017,222)	(16,244,475)	(39,949,000)
Net cash (used in) provided by financing activities	3,575,100	(3,893,475)	(14,907,220)

Net change in cash and cash equivalents	2,226,378	(4,942,656)	(6,203,735)
Cash and cash equivalents, beginning of period	11,831,089	16,773,745	22,977,480
Cash and cash equivalents, end of period	$14,057,467	$11,831,089	$16,773,745

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2025	December 31, 2024

Assets
Cash and cash equivalents	$107,092,260	$114,295,968
Interest receivable	58,047	66,768
Other assets	-	705
Equity in trading accounts:
Due from broker	13,396,313	19,874,285
Total assets	120,546,620	134,237,726

Liabilities
Management fee payable to Sponsor	99,094	102,147
Other liabilities	75,264	16,988
Equity in trading accounts:
Commodity futures contracts	7,314,828	11,974,384
Total liabilities	7,489,186	12,093,519

Net assets	$113,057,434	$122,144,207

Shares outstanding*	5,654,970	5,060,001

Net asset value per share	$19.99	$24.14

Market value per share	$19.97	$24.14

*During the year ended December 31, 2025, the Fund effected the following reverse share split: November 25, 2025, a 1 for 5 reverse share split. Per-share information for all prior periods has been retroactively adjusted to reflect this reverse share split.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

SCHEDULE OF INVESTMENTS

December 31, 2025

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
U.S. Bank Deposit Account	3.450%	$3,608,536	$3,608,536	3.19%	3,608,536
Goldman Sachs Financial Square Government Fund - Institutional Class	3.692%	42,457,622	42,457,622	37.55	42,457,622
Total money market funds		$46,066,158	$46,066,158	40.74%

	Maturity				Percentage of	Principal
	Date	Yield	Cost	Fair Value	Net Assets	Amount
Commercial Paper
Bell Canada, Inc.	March 4, 2026	3.844%	$2,477,775	$2,483,596	2.20%	2,500,000
Brookfield Infrastructure Holdings (Canada) Inc.	January 22, 2026	4.035%	4,957,222	4,988,333	4.41	5,000,000
Brookfield Infrastructure Holdings (Canada) Inc.	January 29, 2026	3.931%	2,480,500	2,492,417	2.20	2,500,000
Brookfield Infrastructure Holdings (Canada) Inc.	February 19, 2026	3.883%	2,478,878	2,486,899	2.20	2,500,000
Crown Castle Inc.	January 20, 2026	3.854%	4,982,400	4,989,867	4.41	5,000,000
Crown Castle Inc.	January 22, 2026	3.855%	2,490,400	2,494,400	2.21	2,500,000
Glencore Funding LLC	January 14, 2026	3.822%	4,970,972	4,993,139	4.42	5,000,000
Glencore Funding LLC	January 30, 2026	3.870%	4,961,600	4,984,533	4.41	5,000,000
Harley-Davidson Financial Services, Inc.	March 5, 2026	3.782%	2,479,167	2,483,594	2.20	2,500,000
Harley-Davidson Financial Services, Inc.	March 10, 2026	3.987%	4,950,650	4,962,713	4.39	5,000,000
Hyundai Capital America	January 8, 2026	3.927%	2,482,938	2,498,104	2.21	2,500,000
Oracle Corporation	March 11, 2026	3.862%	7,434,604	7,444,972	6.59	7,500,000
Oracle Corporation	March 25, 2026	3.793%	2,478,067	2,478,328	2.19	2,500,000
Total Commercial Paper			$49,625,173	$49,780,895	44.04%
Total Cash Equivalents				$95,847,053	84.78%

	Number of		Percentage of	Notional Amount
Description: Liabilities	Contracts	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures MAY26	1,521	$2,253,008	1.99%	$39,431,925
CBOT wheat futures JUL26	1,276	1,137,701	1.01	33,893,750
CBOT wheat futures DEC26	1,406	3,924,119	3.47	$39,701,925
Total commodity futures contracts		$7,314,828	6.47%	$113,027,600

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

SCHEDULE OF INVESTMENTS

December 31, 2024

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
U.S. Bank Deposit Account	4.200%	$3,392,682	$3,392,682	2.78%	3,392,682
Goldman Sachs Financial Square Government Fund - Institutional Class	4.410%	43,377,391	43,377,391	35.51	43,377,391
Total money market funds		$46,770,073	$46,770,073	38.29%

	Maturity				Percentage of	Principal
	Date	Yield	Cost	Fair Value	Net Assets	Amount
Commercial Paper
Bell Canada, Inc.	February 4, 2025	4.588%	$4,468,361	$4,480,790	3.67%	4,500,000
Brookfield Infrastructure Holdings (Canada) Inc.	January 16, 2025	4.732%	7,445,633	7,485,438	6.13	7,500,000
Brookfield Infrastructure Holdings (Canada) Inc.	March 6, 2025	4.783%	2,471,931	2,479,111	2.03	2,500,000
Energy Transfer Operating, L.P.	January 24, 2025	4.454%	4,984,728	4,985,950	4.08	5,000,000
General Motors Financial Company, Inc.	January 28, 2025	4.595%	2,474,575	2,491,525	2.04	2,500,000
General Motors Financial Company, Inc.	March 14, 2025	4.524%	4,947,470	4,955,504	4.06	5,000,000
Harley-Davidson Financial Services, Inc.	February 3, 2025	4.791%	4,947,667	4,978,412	4.08	5,000,000
Harley-Davidson Financial Services, Inc.	February 18, 2025	4.860%	7,411,484	7,452,261	6.10	7,500,000
Hyundai Capital America	February 12, 2025	4.568%	2,481,875	2,486,875	2.04	2,500,000
L3Harris Technologies, Inc.	January 21, 2025	4.560%	7,470,000	7,481,250	6.12	7,500,000
VW Credit, Inc.	January 22, 2025	4.671%	4,962,945	4,986,584	4.08	5,000,000
VW Credit, Inc.	February 19, 2025	4.568%	2,481,875	2,484,688	2.03	2,500,000
Total Commercial Paper			$56,548,544	$56,748,388	46.46%
Total Cash Equivalents				$103,518,461	84.75%

	Number of		Percentage of	Notional Amount
Description: Liabilities	Contracts	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures MAY25	1,518	$2,977,940	2.44%	$42,693,750
CBOT wheat futures JUL25	1,286	358,378	0.29	36,618,850
CBOT wheat futures DEC25	1,430	8,638,066	7.07	$42,792,750
Total commodity futures contracts		$11,974,384	9.80%	$122,105,350

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF OPERATIONS*

	Year ended	Year ended	Year ended
	December 31, 2025	December 31, 2024	December 31, 2023
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized loss on commodity futures contracts	$(27,993,935)	$(23,202,055)	$(81,189,435)
Net change in unrealized appreciation (depreciation) on commodity futures contracts	4,659,556	(9,636,211)	20,881,933
Interest income	4,997,623	7,381,620	9,252,100
Total income (loss)	(18,336,756)	(25,456,646)	(51,055,402)

Expenses
Management fees	1,196,879	1,445,767	1,878,763
Professional fees	658,951	691,361	532,146
Distribution and marketing fees	1,602,801	2,063,907	2,106,344
Custodian fees and expenses	151,961	197,647	226,411
Business permits and licenses fees	56,833	47,729	34,453
General and administrative expenses	131,810	176,870	139,454
Other expenses	8,009	-	-
Total expenses	3,807,244	4,623,281	4,917,571

Total expenses, net	3,807,244	4,623,281	4,917,571

Net income (loss)	$(22,144,000)	$(30,079,927)	$(55,972,973)

Net increase (decrease) in net asset value per share	$(4.15)	$(5.76)	$(10.03)
Net income (loss) per weighted average share	$(4.14)	$(5.56)	$(9.62)
Weighted average Shares outstanding	5,348,163	5,408,867	5,816,987

*During the year ended December 31, 2025, the Fund effected the following reverse stock split: November 25, 2025, 1 for 5. The per share information for prior periods have been retroactively adjusted to reflect this reverse stock split.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF CHANGE IN NET ASSETS*

	Year ended	Year ended	Year ended
	December 31, 2025	December 31, 2024	December 31, 2023
Operations
Net income (loss)	$(22,144,000)	$(30,079,927)	$(55,972,973)
Capital transactions
Issuance of Shares	32,086,833	23,443,368	96,589,613
Redemption of Shares	(19,029,606)	(55,395,903)	(85,412,010)
Total capital transactions	13,057,227	(31,952,535)	11,177,603
Net change in net assets	(9,086,773)	(62,032,462)	(44,795,370)

Net assets, beginning of period	$122,144,207	$184,176,669	$228,972,039

Net assets, end of period	$113,057,434	$122,144,207	$184,176,669

Net asset value per share at beginning of period	$24.14	$29.90	$39.93

Net asset value per share at end of period	$19.99	$24.14	$29.90

Creation of Shares	7,050,000	4,525,000	14,950,000
Redemption of Shares	3,875,034	10,025,000	12,825,000

*During the year ended December 31, 2025, the Fund effected the following reverse stock split: November 25, 2025, 1 for 5. The per share information for prior periods have been retroactively adjusted to reflect this reverse stock split.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF CASH FLOWS

	Year ended	Year ended	Year ended
	December 31, 2025	December 31, 2024	December 31, 2023
Cash flows from operating activities:
Net income (loss)	$(22,144,000)	$(30,079,927)	$(55,972,973)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net change in unrealized depreciation (appreciation) on commodity futures contracts	(4,659,556)	9,636,211	(20,881,933)
Changes in operating assets and liabilities:
Due from broker	6,477,972	(2,090,556)	30,826,302
Interest receivable	8,721	159,980	(134,208)
Other assets	705	3,822	(1,059)
Management fee payable to Sponsor	(3,053)	(58,084)	(50,564)
Other liabilities	58,276	(55,029)	26,918
Net cash provided by (used in) operating activities	(20,260,935)	(22,483,583)	(46,187,517)

Cash flows from financing activities:
Proceeds from sale of Shares	32,086,833	23,443,368	96,589,613
Redemption of Shares	(19,029,606)	(55,395,903)	(91,400,835)
Net cash provided by (used in) financing activities	13,057,227	(31,952,535)	5,188,778

Net change in cash and cash equivalents	(7,203,708)	(54,436,118)	(40,998,739)
Cash and cash equivalents, beginning of period	114,295,968	168,732,086	209,730,825
Cash and cash equivalents, end of period	$107,092,260	$114,295,968	$168,732,086

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2025	December 31, 2024

Assets
Cash equivalents	$13,162	$8,570
Interest receivable	56	35
Other assets	-	1,180
Equity in trading accounts:
Investments in exchange traded funds, at fair value (cost: $8,156,688 and $12,632,301 as of December 31, 2025 and December 31, 2024 respectively)	6,298,329	10,344,458
Total assets	6,311,547	10,354,243

Liabilities
Other liabilities	3,576	832

Net assets	$6,307,971	$10,353,411

Shares outstanding	275,000	412,502

Net asset value per share	$22.94	$25.10

Market value per share	$22.92	$25.12

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

SCHEDULE OF INVESTMENTS

December 31, 2025

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Exchange-traded funds
Teucrium Corn Fund		$2,188,329	$1,581,916	25.08%	89,213
Teucrium Soybean Fund		1,899,004	1,542,463	24.45	70,481
Teucrium Sugar Fund		1,515,628	1,596,794	25.31	163,083
Teucrium Wheat Fund		2,553,727	1,577,156	25.00	78,887
Total exchange-traded funds		$8,156,688	$6,298,329	99.84%

Cash equivalents
Money market funds
U.S. Bank Deposit Account	3.450%	$13,162	$13,162	0.21%	13,162

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

SCHEDULE OF INVESTMENTS

December 31, 2024

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Exchange-traded funds
Teucrium Corn Fund		$3,436,783	$2,594,798	25.06%	138,311
Teucrium Soybean Fund		3,276,853	2,619,232	25.30	122,016
Teucrium Sugar Fund		2,085,431	2,513,606	24.28	220,370
Teucrium Wheat Fund		3,833,234	2,616,822	25.27	542,032
Total exchange-traded funds		$12,632,301	$10,344,458	99.91%

Cash equivalents
Money market funds
U.S. Bank Deposit Account	4.200%	$8,570	$8,570	0.08%	8,570

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF OPERATIONS

	Year ended	Year ended	Year ended
	December 31, 2025	December 31, 2024	December 31, 2023
Income
Realized and unrealized gain (loss) on trading of securities:
Realized gain (loss) on securities	$(1,174,062)	$(1,102,822)	$(96,992)
Net change in unrealized appreciation (depreciation) on securities	429,484	(1,220,384)	(1,214,870)
Interest income	567	495	590
Total loss	(744,011)	(2,322,711)	(1,311,272)

Expenses
Professional fees	51,029	69,463	217,608
Distribution and marketing fees	118,002	139,704	190,696
Custodian fees and expenses	10,100	12,874	23,747
Business permits and licenses fees	17,302	13,617	14,109
General and administrative expenses	9,003	11,991	18,990
Other expenses	12	131	8
Total expenses	205,448	247,780	465,158

Expenses waived by the Sponsor	(195,175)	(235,747)	(440,191)

Total expenses, net	10,273	12,033	24,967

Net income (loss)	$(754,284)	$(2,334,744)	$(1,336,239)

Net increase (decrease) in net asset value per share	$(2.16)	$(4.35)	$(1.90)
Net income (loss) per weighted average share	$(2.06)	$(4.72)	$(1.49)
Weighted average Shares outstanding	366,543	494,947	897,742

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF CHANGE IN NET ASSETS

	Year ended	Year ended	Year ended
	December 31, 2025	December 31, 2024	December 31, 2023
Operations
Net income (loss)	$(754,284)	$(2,334,744)	$(1,336,239)
Capital transactions
Issuance of Shares	-	-	-
Redemption of Shares	(3,291,156)	(5,720,971)	(19,829,880)
Total capital transactions	(3,291,156)	(5,720,971)	(19,829,880)
Net change in net assets	(4,045,440)	(8,055,715)	(21,166,119)

Net assets, beginning of period	$10,353,411	$18,409,126	$39,575,245

Net assets, end of period	$6,307,971	$10,353,411	$18,409,126

Net asset value per share at beginning of period	$25.10	$29.45	$31.35

Net asset value per share at end of period	$22.94	$25.10	$29.45

Creation of Shares	-	-	-
Redemption of Shares	137,502	212,500	637,500

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF CASH FLOWS

	Year ended	Year ended	Year ended
	December 31, 2025	December 31, 2024	December 31, 2023
Cash flows from operating activities:
Net income (loss)	$(754,284)	$(2,334,744)	$(1,336,239)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation appreciation on securities	(429,484)	1,220,384	1,214,870
Changes in operating assets and liabilities:
Net sale (purchase) of investments in securities	4,475,613	6,837,058	19,955,928
Interest receivable	(21)	20	(23)
Other assets	1,180	(1,180)	622
Other liabilities	2,744	(3,205)	1,214
Net cash provided by (used in) operating activities	3,295,748	5,718,333	19,836,372

Cash flows from financing activities:
Redemption of Shares	(3,291,156)	(5,720,971)	(19,829,880)
Net cash (used in) provided by financing activities	(3,291,156)	(5,720,971)	(19,829,880)

Net change in cash equivalents	4,592	(2,638)	6,492
Cash equivalents, beginning of period	8,570	11,208	4,716
Cash equivalents, end of period	$13,162	$8,570	$11,208

The accompanying notes are an integral part of these financial statements.

7RCC SPOT BITCOIN AND CARBON CREDIT FUTURES ETF

STATEMENTS OF ASSETS AND LIABILITIES

December 31, 2025
Assets
Cash and cash equivalents	$100
Total assets	$100

Net assets	$100

Shares outstanding	4

Net asset value per share	$25.00

Market value per share	$-

The accompanying notes are an integral part of these financial statements.

7RCC SPOT BITCOIN AND CARBON CREDIT FUTURES ETF

STATEMENTS OF OPERATIONS

For the period from December 10, 2025 (Date of Seeding) to
December 31, 2025
Income
Total Income (loss)	$-

Expenses
Total expenses	$-

Total expenses, net	$-

Net Income (loss)	$-

Net gain (loss) per share	$-
Net income (loss) per weighted average share	$-
Weighted average shares outstanding	0

The accompanying notes are an integral part of these financial statements.

7RCC SPOT BITCOIN AND CARBON CREDIT FUTURES ETF

STATEMENTS OF CHANGE IN NET ASSET

For the period from December 10, 2025 (Date of Seeding) to
Operations	December 31, 2025
Capital transactions
Issuance of Shares	$100
Net change in net assets	100

Net assets, beginning of period	$-

Net assets, end of period	$100

Net asset value per share at beginning of period	$-

Net asset value per share at end of period	$25.00

Creation of Shares	4
Redemption of Shares	-

The accompanying notes are an integral part of these financial statements.

7RCC SPOT BITCOIN AND CARBON CREDIT FUTURES ETF

STATEMENTS OF CASH FLOWS

For the period from December 10, 2025 (Date of Seeding) to
December 31, 2025
Cash flows from financing activities:
Proceeds from sale of Shares	$100
Net cash provided by financing activities	100

Net change in cash and cash equivalents	100
Cash and cash equivalents, beginning of period	-
Cash and cash equivalents, end of period	$100

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

December 31, 2025

Note 1 - Organization and Operation

Teucrium Commodity Trust (“Trust”), a Delaware statutory trust organized on September 11, 2009, is a series trust consisting of five series: Teucrium Corn Fund (“CORN”), Teucrium Sugar Fund (“CANE”), Teucrium Soybean Fund (“SOYB”), Teucrium Wheat Fund (“WEAT”), and Teucrium Agricultural Fund (“TAGS”). 7RCC Spot Bitcoin and Carbon Credit Futures ETF ("BTCK") was formed as a separate series of the Trust on September 17, 2025. Hashdex Bitcoin Futures ETF (“DEFI”) was a series of the Trust prior to the merger closing on January 3, 2024. As discussed elsewhere in this Form 10-K, the Trust, on behalf of its series, Hashdex Bitcoin Futures Fund ("Acquired Fund"), and Tidal Commodities Trust I, on behalf of its series, Hashdex Bitcoin Futures Fund, entered into an Agreement and Plan of Merger and Liquidation dated as of October 30, 2023 ("Plan of Merger"). The Merger closed on January 3, 2024. Upon such closing, the Plan of Merger caused all of the Acquired Fund's Shares to be canceled and the Acquired Fund to be liquidated. A Form 15 was filed with the U.S. Securities and Exchange Commission ("SEC") to de-register the Acquired Fund under the Securities Exchange Act of 1934 (the "Exchange Act"), which terminates the Exchange Act reporting obligations of the Acquired Fund. While the Acquired Fund's financials are included in the combined Trust financials for historical periods and for the stub period from January 1, 2024, to January 3, 2024, separate financial statements for the Acquired Fund are not provided. All these series of the Trust are collectively referred to as the “Funds” and singularly as the “Fund.” Collectively, CORN, CANE, SOYB, WEAT and TAGS are referred to as the “Agricultural Funds." Each Fund is a commodity pool that is a series of the Trust. The Funds issue common units, called the “Shares,” representing fractional undivided beneficial interests in a Fund. The Trust and the Funds operate pursuant to the Trust’s Sixth Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”).

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

As reported by the registrant on a Form 8-K filed with the SEC on November 7, 2023 (File No. 001-34765), the Trust, on behalf of its series, Hashdex Bitcoin Futures ETF (“Acquired Fund”), and Tidal Commodities Trust I (“Acquiring Trust”), on behalf of its series, Hashdex Bitcoin Futures ETF (“Acquiring Fund”), entered into an Agreement and Plan of Partnership Merger and Liquidation dated as of October 30, 2023 (the “Plan of Merger”). The Merger closed on January 3, 2024 (the “Closing Date”).

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

The sponsor of the Trust, Teucrium Trading, LLC (“Teucrium”), has not received any compensation dependent on the consummation of the Merger.

On September 17, 2025, the Form S-1 for the 7RCC Spot Bitcoin and Carbon Credit Futures ETF ("BTCK") was filed with the SEC. The fund has not commenced investment operations or been registered with the SEC. As of December 10, 2025, the Fund issued four shares at $25.00 per share as seed capital. Other than the initial capitalization, the Fund had no operations, no investment activity, and no realized or unrealized gains or losses during 2025. Net asset value remained unchanged at $25.00 per share from inception through the end of the period. The total net assets of $100 and the creation of shares of $100 for BTCK are included in the Trust's financial statements. As BTCK had not commenced operations as of the date of this filing, much of the information presented in these Notes to the Financial Statements is not applicable with respect to BTCK and therefore, BTCK is omitted from many of the presentations.

Teucrium Trading, LLC is the sponsor (“Sponsor”) of the Trust. The Sponsor is a member of the National Futures Association (the “NFA”) and became a commodity pool operator (“CPO”) registered with the Commodity Futures Trading Commission (the “CFTC”) effective November 10, 2009. The Sponsor registered as a Commodity Trading Advisor (“CTA”) with the CFTC effective September 8, 2017.

The specific investment objective of each Fund and information regarding the organization and operation of each Fund are included in other sections of this Form 10-K filing. Each Fund issues common units, called the "Shares," representing fractional undivided beneficial interest in the Fund. Each Fund continuously offers Creation Baskets consisting of 25,000 Shares for CORN, 25,000 Shares for SOYB, 25,000 Shares for CANE, 25,000 Shares for WEAT, and 12,500 shares for TAGS, respectively, at their NAV to Authorized Purchasers through the Marketing Agent. Authorized Purchasers sell such Shares, which are listed on the NYSE Arca, to the public at per-Share offering prices that reflect, among other factors, the trading price of the Shares on the NYSE Arca, the NAV of the Fund at the time the Authorized Purchaser purchased the Creation Baskets, and the NAV at the time of the offer of the Shares to the public, the supply of and demand for Shares at the time of sale, and the liquidity of the markets for respective Fund interests. The Funds' Shares trade in the secondary market on the NYSE Arca at prices that are lower or higher than the NAV per Share. In general, the investment objective of each Fund is to have the daily changes in the Net Asset Value (“NAV”) of each Fund’s Shares reflect the daily changes in the specified commodity market for future delivery as measured by the Benchmark, as described in this Form 10-K under the heading The Investment Objectives of the Funds. The investment objective of TAGS is to have the daily changes in percentage terms of NAV of its Shares reflect the daily changes in percentage terms of a weighted average (the “Underlying Fund Average”) of the NAVs per share of the four agricultural commodity pools that are series of the Trust and are sponsored by the Sponsor: CORN, WEAT, SOYB, and CANE (collectively, the “Underlying Funds”). The Underlying Fund Average will have a weighting of 25% to each Underlying Fund, and the Fund’s assets will be rebalanced to maintain the approximate 25% allocation to each Underlying Fund.

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

Note 2 - Principal Contracts and Agreements

The Sponsor employs U.S. Bank N.A. as the Custodian of non-bitcoin assets for the Funds. The principal business address for U.S. Bank, N.A is 5065 Wooster Rd, Cincinnati, Ohio 45226. U.S. Bank, N.A. is a national banking association organized and existing under the laws of the United States of America with its principal place of business at Minneapolis, Minnesota. The principal address for U.S. Bancorp Fund Services, LLC doing business as U.S. Bank Global Fund Services (“Global Fund Services”) is 615 E. Michigan Street, Milwaukee, WI 53202. In addition, effective on the Conversion Date, Global Fund Services, a wholly owned subsidiary of U.S. Bank, N.A. commenced serving as administrator for each Fund, performing certain administrative, accounting services, and preparing certain SEC reports on behalf of the Funds, and also became the registrar and transfer agent for each Fund’s Shares. For such services, U.S. Bank N.A. and Global Fund Services will receive an asset-based fee, subject to a minimum annual fee.

For non-bitcoin asset custody services, the Funds will pay to U.S. Bank, N.A. 0.0075% of average gross assets up to $1 billion, and 0.0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to Global Fund Services 0.05% of average gross assets on the first $500 million, 0.04% on the next $500 million, 0.03% on the next $2 billion, and 0.02% on the balance over $3 billion annually. A combined minimum annual fee of up to $47,000 for custody, transfer agency, accounting and administrative services is assessed per Fund. These services are recorded in custodian fees and expenses on the combined statements of operations. A summary of these expenses is included below.

The Sponsor employs Gemini Trust Company, LLC ("Gemini") as the Custodian for bitcoin assets ("Bitcoin Custodian"). Gemini, established in 2014 with principal offices at 315 Park Ave South, Floor 16, New York, NY 10010, is a cryptocurrency trading platform. It offers a platform for buying, selling, and storing digital assets. Gemini is regulated by the New York State Department of Financial Services and was the first U.S.-based licensed Ethereum trading platform. For Bitcoin Custodian services, the Funds will pay to Gemini 0.05% of the Fund's total assets maintained by the Bitcoin Custodian, accrued daily and paid monthly in kind, plus $125 per withdrawal. These services are recorded in custodian fees and expenses on the combined statements of operations. A summary of these expenses is included below.

The Sponsor employs PINE Distributors LLC, ("PINE" or the "Marketing Agent") as the Marketing Agent for the Funds. The Marketing Agent Agreement among the Marketing Agent, the Sponsor, and the Trust calls for the Marketing Agent to work with the Transfer Agent in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Marketing Agent and the Sponsor have also entered into an agreement under which certain employees and officers of the Sponsor are licensed as registered representatives of the Marketing Agent. These persons engage in certain marketing activities for the Funds. For its services as the Marketing Agent, PINE receives a fee of 0.0075% of the Fund’s average daily net assets and an aggregate annual fee of $75,000 for all Teucrium Funds. For its services under the RRSA, PINE receives a fee of $3,500 per registered representative and $7,500 per registered location. These services are recorded in distribution and marketing fees on the combined statements of operations. A summary of these expenses is included below.

Marex Capital Markets, Inc. (“Marex”), StoneX Financial Inc. (“StoneX”), and ADM Investor Services, Inc. ("ADM") serve as the Funds’ clearing brokers to execute and clear futures contracts and provide other brokerage-related services. Marex and StoneX   are each registered as futures commission merchants (“FCM”) with the U.S. CFTC and are members of the NFA. The clearing brokers are registered as broker-dealers with the SEC and are each a member of FINRA. Marex, and StoneX are each clearing members of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar and Wheat Futures Contracts, Marex is paid $11.00 per round turn. StoneX is paid $2.50 per round turn exclusive of pass-through fees for the exchange and the NFA. Additionally, if the monthly commissions paid by each Fund does not equal or exceed 16.5% return on the StoneX Capital Requirement at 9.6% of the Exchange Maintenance Margin, each Fund will pay a true up to meet that return at the end of each month. For carbon credit futures contracts, ADM is paid $8.00 per round turn, exclusive of pass-through fees for the exchange. These expenses are recognized on a per-trade basis. The half-turn is recognized as an unrealized loss on the combined statements of operations, and a full turn is recognized as a realized loss on the combined statements of operations when a contract is sold.  A summary of these expenses can be found below under the heading, Brokerage Commissions.

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

Year Ended December 31, 2025	CORN	SOYB	CANE	WEAT	TAGS	BTCK	TRUST
Amount Recognized for Custody Services	$76,369	$39,083	$23,818	$151,961	$10,100	$-	$301,331
Amount of Custody Services Waived	$-	$-	$-	$-	$10,100	$-	$10,100

Amount Recognized for Distribution Services	$30,719	$16,477	$8,825	$63,750	$4,666	$-	$124,437
Amount of Distribution Services Waived	$-	$-	$-	$-	$4,666	$-	$4,666

Amount Recognized for Wilmington Trust	$758	$460	$185	$1,768	$129	$-	$3,300
Amount of Wilmington Trust Waived	$-	$-	$-	$-	$129	$-	$129

Year Ended December 31, 2024	CORN	SOYB	CANE	WEAT	TAGS	BTCK	TRUST
Amount Recognized for Custody Services	$97,813	$47,205	$33,883	$197,647	$12,874	$-	$389,422
Amount of Custody Services Waived	$-	$-	$-	$-	$12,874	$-	$12,874

Amount Recognized for Distribution Services	$30,938	$15,184	$10,537	$66,576	$4,809	$-	$128,044
Amount of Distribution Services Waived	$-	$-	$-	$-	$4,809	$-	$4,809

Amount Recognized for Wilmington Trust	$893	$509	$279	$1,511	$108	$-	$3,300
Amount of Wilmington Trust Waived	$-	$-	$-	$-	$108	$-	$108

Year Ended December 31, 2023	CORN	SOYB	CANE	WEAT	TAGS	BTCK	TRUST
Amount Recognized for Custody Services	$109,559	$39,143	$27,216	$226,411	$23,747	$-	$426,076
Amount of Custody Services Waived	$-	$-	$-	$-	$20,690	$-	$20,690

Amount Recognized for Distribution Services	$39,529	$14,627	$10,199	$82,223	$8,177	$-	$154,755
Amount of Distribution Services Waived	$-	$-	$-	$-	$8,177	$-	$8,177

Amount Recognized for Wilmington Trust	$860	$317	$232	$1,720	$145	$-	$3,274
Amount of Wilmington Trust Waived	$-	$-	$-	$-	$145	$-	$145

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared on a combined basis in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as detailed in the Financial Accounting Standards Board’s Accounting Standards Codification and include the accounts of the Trust, CORN, CANE, SOYB, WEAT, TAGS, DEFI and BTCK. For the periods represented by the financial statements herein the operations of the Trust contain the results of CORN, SOYB, CANE, WEAT, TAGS, DEFI and BTCK, except for eliminations for TAGS as explained below, for the months during which each Fund was a series of the Trust.

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

Brokerage Commissions

The Sponsor recognizes the expense for brokerage commissions for futures contract trades on a per-trade basis. The below table shows the amounts included on the statements of operations as total brokerage commissions paid inclusive of unrealized loss for the years ended December 31, 2025, 2024, and 2023.

	CORN	SOYB	CANE	WEAT	TAGS	BTCK	TRUST
Year Ended December 31, 2025	$44,069	$14,130	$11,260	$76,611	$-	$-	$146,070
Year Ended December 31, 2024	$48,170	$9,837	$10,809	$75,565	$-	$-	$144,381
Year Ended December 31, 2023	$65,449	$12,516	$21,902	$105,792	$-	$-	$208,205

Income Taxes

The Trust is organized and will be operated as a Delaware statutory trust. For federal income tax purposes, each Fund, except for BTCK, will be treated as a publicly traded partnership. A publicly traded partnership is generally treated as a corporation for federal income tax purposes unless 90% or more of the publicly traded partnership’s gross income for each taxable year of its existence consists of qualifying income as defined in section 7704(d) of the Internal Revenue Code of 1986, as amended. Qualifying income is defined as generally including, in pertinent part, interest (other than from a financial business), dividends, and gains from the sale or disposition of capital assets held for the production of interest or dividends. In the case of a partnership of which a principal activity is the buying and selling of commodities, other than as inventory, or of futures, forwards and options with respect to commodities, qualifying income also includes income and gains from commodities and from futures, forwards, options with respect to commodities and, provided the partnership is a trader or investor with respect to such assets, swaps and other notional principal contracts with respect to commodities. Each Fund expects that at least 90% of the Fund’s gross income for each taxable year will consist of qualifying income and that the Fund will be taxed as a partnership for federal income tax purposes. Therefore, the Funds do not record a provision for income taxes because the shareholders report their share of a Fund’s income or loss on their income tax returns. The financial statements reflect the Funds’ transactions without adjustment, if any, required for income tax purposes.

BTCK has elected to be classified as a corporation for U.S. federal income tax purposes.

The Funds are required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Funds file income tax returns in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2023 to 2025, the Funds remain subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Funds recording a tax liability that reduces net assets. Based on their analysis, the Funds have determined that they have not incurred any liability for unrecognized tax benefits for the years ended December 31, 2025, 2024, and 2023. However, the Funds’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Funds recognize interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized for the years ending December 31, 2025, 2024, and 2023.

The Funds may be subject to potential examination by U.S. federal, U.S. state, or foreign jurisdictional authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions, and compliance with U.S. federal, U.S. state and foreign tax laws.

Reverse Share Split

During the year ended December 31, 2025, WEAT effected the following reverse share split: November 25, 2025, a 1 for 5 reverse share split. Per-share information for all prior periods has been retroactively adjusted to reflect this reverse share split.

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

BTCK: 50,000 Shares representing 5 baskets

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

December 31, 2025	CORN	SOYB	CANE	WEAT	TAGS	BTCK	TRUST
Money Market Funds	$11,379,804	$15,652,455	$9,084,397	$46,066,158	$13,162	$-	$82,195,976
Demand Deposit Savings Accounts	11,312,371	5,933,499	2,481,514	11,245,207	-	100	30,972,691
Commercial Paper	22,399,306	17,432,415	2,491,556	49,780,895	-	-	92,104,172
Total cash and cash equivalents as presented on the Statement of Assets and Liabilities	$45,091,481	$39,018,369	$14,057,467	$107,092,260	$13,162	$100	$205,272,839

December 31, 2024	CORN	SOYB	CANE	WEAT	TAGS	TRUST
Money Market Funds	$22,789,058	$8,146,814	$4,462,098	$46,770,073	$8,570	$82,176,613
Demand Deposit Savings Accounts	10,841,877	5,686,719	2,378,305	10,777,507	-	29,684,408
Commercial Paper	27,367,391	9,972,867	4,990,686	56,748,388	-	99,079,332
Total cash and cash equivalents as presented on the Statement of Assets and Liabilities	$60,998,326	$23,806,400	$11,831,089	$114,295,968	$8,570	$210,940,353

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

December 31, 2025	CORN	SOYB	CANE	WEAT	TAGS	BTCK	TRUST
Recognized Related Party Transactions	$529,848	$283,781	$148,170	$1,094,005	$80,056	$-	$2,135,860
Waived Related Party Transactions	$-	$-	$-	$-	$73,707	$-	$73,707

December 31, 2024	CORN	SOYB	CANE	WEAT	TAGS		TRUST
Recognized Related Party Transactions	$643,463	$314,878	$211,232	$1,365,091	$95,234	$-	$2,629,898
Waived Related Party Transactions	$-	$-	$-	$-	$68,233	$-	$68,233

December 31, 2023	CORN	SOYB	CANE	WEAT	TAGS		TRUST
Recognized Related Party Transactions	$684,181	$251,775	$180,135	$1,401,169	$139,022	$-	$2,656,282
Waived Related Party Transactions	$-	$-	$-	$-	$70,069	$-	$70,069

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

	CORN	SOYB	CANE	WEAT	TAGS	BTCK	Trust
Year Ended December 31, 2025	$-	$-	$-	$-	$195,175	$-	$195,175
Year Ended December 31, 2024	$-	$-	$-	$-	$235,747	$-	$298,056
Year Ended December 31, 2023	$-	$-	$-	$-	$440,191	$-	$711,571

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

On December 31, 2025 and 2024, in the opinion of the Trust, the reported value at the close of the market for each commodity contract fairly reflected the value of the futures and no alternative valuations were required. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Funds consider the average volume of the specific underlying futures contracts traded on the relevant exchange for the years being reported.

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

Note 4 - Fair Value Measurements

The Trust’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Trust’s significant accounting policies in Note 3. The following table presents information about the Trust’s assets and liabilities measured at fair value as of December 31, 2025 and December 31, 2024:

December 31, 2025

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2025
Cash Equivalents	$174,300,148	$-	$-	$174,300,148
Commodity Futures Contracts
Corn futures contracts	50,255	-	-	50,255
Total	$174,350,403	$-	$-	$174,350,403

Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2025
Commodity Futures Contracts
Corn futures contracts	$170,785	$-	$-	$170,785
Soybean futures contracts	2,185,227	-	-	2,185,227
Sugar futures contracts	1,150,617	-	-	1,150,617
Wheat futures contracts	7,314,828	-	-	7,314,828
Total	$10,821,457	$-	$-	$10,821,457

December 31, 2024

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2024
Cash Equivalents	$181,255,945	$-	$-	$181,255,945
Commodity Futures Contracts
Corn futures contracts	1,936,572	-	-	1,936,572
Total	$183,192,517	$-	$-	$183,192,517

Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2024
Commodity Futures Contracts
Corn futures contracts	$1,955,417	$-	$-	$1,955,417
Soybeans futures contracts	1,321,026	-	-	1,321,026
Sugar futures contracts	1,560,295	-	-	1,560,295
Wheat futures contracts	11,974,384	-	-	11,974,384
Total	$16,811,122	$-	$-	$16,811,122

Teucrium Corn Fund

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2025
Cash Equivalents	$33,779,110	$-	$-	$33,779,110
Corn futures contracts	50,255	-	-	50,255
Total	$33,829,365	$-	$-	$33,829,365

Liabilities	Level 1	Level 2	Level 3	Balance as of December 31, 2025
Corn futures contracts	$170,785	$-	$-	$170,785

Assets	Level 1	Level 2	Level 3	Balance as of December 31, 2024
Cash Equivalents	$50,156,449	$-	$-	$50,156,449
Corn futures contracts	1,936,572	-	-	1,936,572
Total	$52,093,021	$-	$-	$52,093,021

Liabilities	Level 1	Level 2	Level 3	Balance as of December 31, 2024
Corn futures contracts	$1,955,417	$-	$-	$1,955,417

Teucrium Soybean Fund

Assets	Level 1	Level 2	Level 3	Balance as of December 31, 2025
Cash Equivalents	$33,084,870	$-	$-	$33,084,870

Liabilities	Level 1	Level 2	Level 3	Balance as of December 31, 2025
Soybean futures contracts	$2,185,227	$-	$-	$2,185,227

Assets	Level 1	Level 2	Level 3	Balance as of December 31, 2024
Cash Equivalents	$18,119,681	$-	$-	$18,119,681

Liabilities	Level 1	Level 2	Level 3	Balance as of December 31, 2024
Soybean futures contracts	$1,321,026	$-	$-	$1,321,026

Teucrium Sugar Fund

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2025
Cash Equivalents	$11,575,953	$-	$-	$11,575,953

Liabilities	Level 1	Level 2	Level 3	Balance as of December 31, 2025
Sugar futures contracts	$1,150,617	$-	$-	$1,150,617

Assets	Level 1	Level 2	Level 3	Balance as of December 31, 2024
Cash Equivalents	$9,452,784	$-	$-	$9,452,784

Liabilities	Level 1	Level 2	Level 3	Balance as of December 31, 2024
Sugar futures contracts	$1,560,295	$-	$-	$1,560,295

Teucrium Wheat Fund

Assets	Level 1	Level 2	Level 3	Balance as of December 31, 2025
Cash Equivalents	$95,847,053	$-	$-	$95,847,053

Liabilities	Level 1	Level 2	Level 3	Balance as of December 31, 2025
Wheat futures contracts	$7,314,828	$-	$-	$7,314,828

Assets	Level 1	Level 2	Level 3	Balance as of December 31, 2024
Cash Equivalents	$103,518,461	$-	$-	$103,518,461

Liabilities	Level 1	Level 2	Level 3	Balance as of December 31, 2024
Wheat futures contracts	$11,974,384	$-	$-	$11,974,384

Teucrium Agricultural Fund

Assets	Level 1	Level 2	Level 3	Balance as of December 31, 2025
Exchange Traded Funds	$6,298,329	$-	$-	$6,298,329
Cash Equivalents	13,162	-	-	13,162
Total	$6,311,491	$-	$-	$6,311,491

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2024
Exchange Traded Funds	$10,344,458	$-	$-	$10,344,458
Cash Equivalents	8,570	-	-	8,570
Total	$10,353,028	$-	$-	$10,353,028

For the years ended December 31, 2025 and 2024, the Funds did not have any significant transfers between any of the levels of the fair value hierarchy except for the Wheat Fund DEC 26 commodity futures contracts, which for the quarter ended June 30, 2025 traded with an average daily volume less than 175 contracts and were reflected as a Level 2 Asset. For the year ended December 31, 2025, the Wheat Fund DEC 26 futures contracts traded with an average daily volume greater than 175 contracts and were reflected as a Level 1 Asset. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

See the Fair Value - Definition and Hierarchy section in Note 4 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 - Derivative Instruments and Hedging Activities

In the normal course of business, the Funds utilize derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Funds’ derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Funds are also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the years ended December 31, 2025 and 2024, the Funds invested only in commodity and cryptocurrency futures contracts specifically related to each Fund.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCMs, Marex and StoneX as of December 31, 2025 and 2024. *The amount of collateral presented in Collateral, Due from Broker, is limited to the liability for the futures contracts and accordingly does not include the excess collateral pledged.

Offsetting of Financial Assets and Derivative Assets as of December 31, 2025

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Corn futures contracts	$50,255	$-	$50,255	$50,255	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2025

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity Price
Corn futures contracts	$170,785	$-	$170,785	$50,255	$120,530	$-
Soybean futures contracts	$2,185,227	$-	$2,185,227	$-	$2,185,227	$-
Sugar futures contracts	$1,150,617	$-	$1,150,617	$-	$1,150,617	$-
Wheat futures contracts	$7,314,828	$-	$7,314,828	$-	$7,314,828	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2024

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Corn futures contracts	$1,936,572	$-	$1,936,572	$1,936,572	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of  December 31, 2024

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity Price
Corn futures contracts	$1,955,417	$-	$1,955,417	$1,936,572	$18,845	$-
Soybean futures contracts	$1,321,026	$-	$1,321,026	$-	$1,321,026	$-
Sugar futures contracts	$1,560,295	$-	$1,560,295	$-	$1,560,295	$-
Wheat futures contracts	$11,974,384	$-	$11,974,384	$-	$11,974,384	$-

The following is a summary of realized and net change in unrealized gains (losses) of the derivative instruments utilized by the Trust:

Year ended December 31, 2025

	Realized Gain (Loss) on Commodity Futures Contracts	Net Change in Unrealized Appreciation (Depreciation) on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(2,775,716)	$(101,685)
Soybean futures contracts	202,296	(864,201)
Sugar futures contracts	(1,826,369)	409,678
Wheat futures contracts	(27,993,935)	4,659,556
Total commodity futures contracts	$(32,393,724)	$4,103,348

Year ended December 31, 2024

	Realized Gain (Loss) on Commodity Futures Contracts	Net Change in Unrealized Appreciation (Depreciation) on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(13,556,155)	$2,163,296
Soybean futures contracts	(6,891,609)	70,635
Sugar futures contracts	(2,500,209)	1,127,703
Wheat futures contracts	(23,202,055)	(9,636,211)
Bitcoin futures contracts	(78,143)	114,383
Total commodity futures contracts	$(46,228,171)	$(6,160,194)

Year ended December 31, 2023

	Realized Gain (Loss) on Commodity Futures Contracts	Net Change in Unrealized Appreciation (Depreciation) on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(26,707,038)	$(800,836)
Soybean futures contracts	940,552	(3,912,031)
Sugar futures contracts	11,398,276	(3,514,199)
Wheat futures contracts	(81,189,435)	20,881,933
Bitcoin futures contracts	1,308,803	48,991
Total commodity futures contracts	$(94,248,842)	$12,703,858

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held in 2025, 2024, and 2023:

	CORN	SOYB	CANE	WEAT	TRUST
Year Ended December 31, 2025	$51,110,303	$32,358,307	$12,577,350	$117,911,547	$213,957,507
Year Ended December 31, 2024	$65,163,211	$28,453,431	$14,464,142	$142,951,910	$251,032,694
Year Ended December 31, 2023	$101,517,133	$35,334,542	$26,457,402	$183,418,599	$346,727,676

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

Note 7 - Financial Highlights

Teucrium Corn Fund

	Year ended	Year ended	Year ended
	December 31, 2025	December 31, 2024	December 31, 2023
Per Share Operation Performance
Net asset value at beginning of period	$18.76	$21.61	$26.90
Income (loss) from investment operations:
Investment income	0.77	0.98	1.18
Net realized and unrealized gain (loss) on commodity futures contracts	(1.17)	(3.21)	(5.86)
Total expenses, net	(0.63)	(0.62)	(0.61)
Net increase (decrease) in net asset value	(1.03)	(2.85)	(5.29)
Net asset value at end of period	$17.73	$18.76	$21.61
Total Return	(5.48)%	(13.20)%	(19.64)%
Ratios to Average Net Assets (Annualized)
Total expenses	3.45%	3.27%	2.57%
Total expenses, net	3.45%	3.27%	2.57%
Net investment income (loss)	0.74%	1.88%	2.38%

Teucrium Soybean Fund

	Year ended	Year ended	Year ended
	December 31, 2025	December 31, 2024	December 31, 2023
Per Share Operation Performance
Net asset value at beginning of period	$21.47	$27.03	$28.50
Income (loss) from investment operations:
Investment income	0.91	1.21	1.37
Net realized and unrealized gain (loss) on commodity futures contracts	0.24	(5.93)	(2.00)
Total expenses, net	(0.74)	(0.84)	(0.84)
Net increase (decrease) in net asset value	0.41	(5.56)	(1.47)
Net asset value at end of period	$21.88	$21.47	$27.03
Total Return	1.95%	(20.58)%	(5.17)%
Ratios to Average Net Assets (Annualized)
Total expenses	3.34%	3.56%	3.05%
Total expenses, net	3.34%	3.56%	3.05%
Net investment income (loss)	0.80%	1.58%	1.93%

Teucrium Sugar Fund

	Year ended	Year ended	Year ended
	December 31, 2025	December 31, 2024	December 31, 2023
Per Share Operation Performance
Net asset value at beginning of period	$11.41	$12.44	$9.51
Income (loss) from investment operations:
Investment income	0.44	0.63	0.65
Net realized and unrealized gain (loss) on commodity futures contracts	(1.60)	(1.11)	2.69
Total expenses, net	(0.46)	(0.55)	(0.41)
Net increase (decrease) in net asset value	(1.62)	(1.03)	2.93
Net asset value at end of period	$9.79	$11.41	$12.44
Total Return	(14.16)%	(8.27)%	30.70%
Ratios to Average Net Assets (Annualized)
Total expenses	4.27%	4.42%	3.21%
Total expenses, net	4.27%	4.42%	3.21%
Net investment income (loss)	(0.15)%	0.64%	1.80%

Teucrium Wheat Fund

	Year ended	Year ended	Year ended
	December 31, 2025	December 31, 2024	December 31, 2023
Per Share Operation Performance
Net asset value at beginning of period	$24.14	$29.90	$39.93
Income (loss) from investment operations:
Investment income	0.93	1.35	1.61
Net realized and unrealized gain (loss) on commodity futures contracts	(4.37)	(6.26)	(10.79)
Total expenses, net	(0.71)	(0.85)	(0.85)
Net increase (decrease) in net asset value	(4.15)	(5.76)	(10.03)
Net asset value at end of period	$19.99	$24.14	$29.90
Total Return	(17.18)%	(19.26)%	(25.11)%
Ratios to Average Net Assets (Annualized)
Total expenses	3.18%	3.20%	2.62%
Total expenses, net	3.18%	3.20%	2.62%
Net investment income (loss)	0.99%	1.91%	2.31%

*During the year ended December 31, 2025, the Fund effected the following reverse share split: November 25, 2025, a 1 for 5 reverse share split. Per-share information for all prior periods has been retroactively adjusted to reflect this reverse share split.

Teucrium Agricultural Fund

	Year ended	Year ended	Year ended
	December 31, 2025	December 31, 2024	December 31, 2023
Per Share Operation Performance
Net asset value at beginning of period	$25.10	$29.45	$31.35
Income (loss) from investment operations:
Net realized and unrealized gain (loss) on investment transactions	(2.13)	(4.33)	(1.87)
Total expenses, net	(0.03)	(0.02)	(0.03)
Net increase (decrease) in net asset value	(2.16)	(4.35)	(1.90)
Net asset value at end of period	$22.94	$25.10	$29.45
Total Return	(8.61)%	(14.79)%	(6.04)%
Ratios to Average Net Assets (Annualized)
Total expenses	2.29%	1.85%	1.68%
Total expenses, net	0.11%	0.09%	0.09%
Net investment loss	(0.11)%	(0.09)%	(0.09)%

Note 8 - Detail of the net assets and Shares outstanding of the Funds that are a series of the Trust

The following are the net assets and Shares outstanding of each Fund that is a series of the Trust and, thus, in total, comprise the combined net assets of the Trust:

December 31, 2025

	Outstanding Shares	Net Assets
Teucrium Corn Fund	2,650,000	$46,989,404
Teucrium Soybean Fund	1,775,000	38,845,405
Teucrium Sugar Fund	1,500,000	14,686,991
Teucrium Wheat Fund	5,654,970	113,057,434
7RCC Spot Bitcoin and Carbon Credit Futures ETF	4	100
Teucrium Agricultural Fund:	275,000
Net assets including the investment in the Underlying Funds		6,307,971
Less: Investment in the Underlying Funds		6,298,329
Net for the Fund in the combined net assets of the Trust		9,642
Total		$213,588,976

December 31, 2024

	Outstanding Shares	Net Assets
Teucrium Corn Fund	3,450,004	$64,724,238
Teucrium Soybean Fund	1,175,004	25,223,043
Teucrium Sugar Fund	1,100,004	12,546,977
Teucrium Wheat Fund	25,300,004	122,144,207
Teucrium Agricultural Fund:	412,502
Net assets including the investment in the Underlying Funds		10,353,411
Less: Investment in the Underlying Funds		10,344,458
Net for the Fund in the combined net assets of the Trust		8,953
Total		$224,647,418

The detailed information for the subscriptions and redemptions, and other financial information for each Fund that is a series of the Trust are included in the accompanying financial statements of each Fund.

Note 9 - Segment Reporting (ASC Topic 280)

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

The Trust is a series trust consisting of five series, CORN, CANE, SOYB, WEAT and TAGS, each is a Fund separately managed by the Sponsor and as a series of the Trust, each Fund is a reportable segment of the Trust. An additional series of the Trust, the DEFI Fund, was managed by the sponsor and is a reportable segment of the Trust through its merger with Hashdex Bitcoin Futures Fund based on a Plan of Merger through January 3, 2024, on which day the DEFI Fund was sold and liquidated out of the Trust. A sixth series of the Trust, BTCK, is in registration and as of December 31, 2025 had four shares seeded at a net asset value per share of $25.00 per share, but had not yet been declared effective. BTCK will be managed by the Sponsor and be a reportable segment.

Each Fund operates with the goal of meeting its respective investment objective, refer to Note 1 for description of investment objectives of each of the Funds. Refer to Note 2 and Note 3 for descriptions of the accounting policies of each of the Funds which are described and are managed by the Sponsor of the Funds. As of December 31, 2025 and 2024 and for the years ended December 31, 2025, 2024, and 2023, the CODM of each Fund, and therefore the CODM of the Trust, evaluates the performance of the Trust by evaluating each Funds' performance.  The CODM assesses relative asset levels as presented in the combining statements of assets and liabilities as well as interest income, and the expense categories as presented in the Fund’s combining statement of operations in determining resources allocation and overall management decisions of that Fund. The Trust eliminates intercompany balances to report the combined results on a Trust level, which primarily relates to TAGS investment in the Underlying Funds as per the following combining tables.

The Trust combining statements of assets and liabilities and combining statements of operations by reporting segment are presented below.

Combining Statements of Assets and Liabilities for  December 31, 2025

	Teucrium Corn Fund	Teucrium Soybean Fund	Teucrium Sugar Fund	Teucrium Wheat Fund	Teucrium Agricultural Fund	7RCC Spot Bitcoin and Carbon Credit Futures ETF	Eliminations	Teucrium Commodity Trust
Assets
Cash and cash equivalents	$45,091,481	$39,018,369	$14,057,467	$107,092,260	$13,162	$100	$-	$205,272,839
Interest receivable	59,310	45,367	24,116	58,047	56	-	-	186,896
Other assets	-	-	-	-	-	-	-	-
Equity in trading accounts:
Commodity futures contracts	50,255	-	-	-	-	-	-	50,255
Due from broker	2,065,122	3,155,013	1,809,178	13,396,313	-	-	-	20,425,626
Investments in exchange traded funds, at fair value (cost: $12,632,301 as of December 31, 2025)	-	-	-	-	10,344,458	-	(10,344,458)	-
Total equity in trading accounts	2,115,377	3,155,013	1,809,178	13,396,313	10,344,458	-	(10,344,458)	20,475,881
Total assets	$47,266,168	$42,218,749	$15,890,761	$120,546,620	$10,357,676	$100	$(10,344,458)	$225,935,616

Liabilities
Management fee payable to Sponsor	$41,974	$43,174	$12,645	$99,094	$-	$-	$-	$196,887
Other liabilities	64,005	50,703	40,508	75,264	3,576	-	-	234,056
Payable for Shares redeemed	-	1,094,240	-	-	-	-		1,094,240
Equity in trading accounts:							-
Commodity futures contracts	170,785	2,185,227	1,150,617	7,314,828	-	-	-	10,821,457
Total equity in trading accounts	170,785	2,185,227	1,150,617	7,314,828	-	-	-	10,821,457
Total liabilities	276,764	3,373,344	1,203,770	7,489,186	3,576	-	-	12,346,640

Net Assets	$46,989,404	$38,845,405	$14,686,991	$113,057,434	$10,354,100	$100	$(10,344,458)	$213,588,976

Combining Statements of Assets and Liabilities for  December 31, 2024

	Teucrium Corn Fund	Teucrium Soybean Fund	Teucrium Sugar Fund	Teucrium Wheat Fund	Teucrium Agricultural Fund	Eliminations	Teucrium Commodity Trust
Assets
Cash and cash equivalents	$60,998,326	$23,806,400	$11,831,089	$114,295,968	$8,570	$-	$210,940,353
Restricted cash	-	-	-	-	-		-
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	-	-	-	-	-		-
Interest receivable	78,840	33,654	28,954	66,768	35	-	208,251
Other assets	3,171	4,286	7,436	705	1,180	-	16,778
Capital shares receivable	-	-	-	-	-	-	-
Equity in trading accounts:
Commodity futures contracts	1,936,572	-	-	-	-	-	1,936,572
Due from broker	3,738,171	2,725,790	2,255,054	19,874,285	-	-	28,593,300
Investments in exchange traded funds, at fair value (cost: $12,632,301 as of December 31, 2024)	-	-	-	-	10,344,458	(10,344,458)	-
Total equity in trading accounts	5,674,743	2,725,790	2,255,054	19,874,285	10,344,458	(10,344,458)	30,529,872
Total assets	$66,755,080	$26,570,130	$14,122,533	$134,237,726	$10,354,243	$(10,344,458)	$241,695,254

Liabilities
Management fee payable to Sponsor	$52,375	$22,453	$12,357	$102,147	$-	$-	$189,332
Payable for purchases of commercial paper	-	-	-	-	-		-
Other liabilities	23,050	3,608	2,904	16,988	832	-	47,382
Payable for Shares redeemed	-	-	-	-	-		-
Equity in trading accounts:						-
Commodity futures contracts	1,955,417	1,321,026	1,560,295	11,974,384	-	-	16,811,122
Due to broker	-	-	-	-	-		-
Total equity in trading accounts	1,955,417	1,321,026	1,560,295	11,974,384	-	-	16,811,122
Total liabilities	2,030,842	1,347,087	1,575,556	12,093,519	832	-	17,047,836

Net Assets	$64,724,238	$25,223,043	$12,546,977	$122,144,207	$10,353,411	$(10,344,458)	$224,647,418

Combining Statements of Operations for  December 31, 2025

	Teucrium Corn Fund	Teucrium Soybean Fund	Teucrium Sugar Fund	Teucrium Wheat Fund	Teucrium Agricultural Fund	7RCC Spot Bitcoin and Carbon Credit Futures ETF	Eliminations	Teucrium Commodity Trust
Realized and unrealized gain (loss) on trading of securities, commodity and cryptocurrency futures contracts:
Realized loss on commodity and cryptocurrency futures contracts	$(2,775,716)	$202,296	$(1,826,369)	$(27,993,935)	$-	$-	$-	$(32,393,724)
Net change in unrealized appreciation (depreciation) on commodity and cryptocurrency futures contracts	(101,685)	(864,201)	409,678	4,659,556	-	-	-	4,103,348
Realized (loss) gain on securities	-	-	-	-	(1,102,822)	-	1,102,822	-
Net change in unrealized depreciation on securities	-	-	-	-	(1,220,384)	-	1,220,384	-
Interest income	2,175,020	1,286,737	513,998	4,997,623	567	-	-	8,973,945
Total (loss) income	$(702,381)	$624,832	$(902,693)	$(18,336,756)	$(2,322,639)	$-	$2,323,206	$(19,316,431)

Expenses
Management fees	518,720	310,098	124,553	1,196,879	-	-	-	2,150,250
Professional fees	301,622	175,754	102,935	658,951	51,029	-	-	1,290,291
Distribution and marketing fees	784,105	441,301	229,259	1,602,801	118,002	-	-	3,175,468
Custodian fees and expenses	76,369	39,083	23,818	151,961	10,100	-	-	301,331
Business permits and licenses fees	38,456	31,201	30,352	56,833	17,302	-	-	174,144
General and administrative expenses	68,759	38,715	21,000	131,810	9,003	-	-	269,287
Other expenses	1,995	1,069	476	8,009	12	-	-	11,561
Total expenses	1,790,026	1,037,221	532,393	3,807,244	205,448	-	-	7,372,332

Expenses waived by the Sponsor	-	-	-	-	(195,175)	-	-	(195,175)

Total expenses, net	1,790,026	1,037,221	532,393	3,807,244	10,273	-	-	7,177,157

Net (loss) Income	$(2,492,407)	$(412,389)	$(1,435,086)	$(22,144,000)	$(2,332,912)	$-	$2,323,206	$(26,493,588)

Combining Statements of Operations for  December 31, 2024

	Teucrium Corn Fund	Teucrium Soybean Fund	Teucrium Sugar Fund	Teucrium Wheat Fund	Teucrium Agricultural Fund	Hashdex Bitcoin Futures ETF	Eliminations	Teucrium Commodity Trust
Realized and unrealized gain (loss) on trading of securities, commodity and cryptocurrency futures contracts:
Realized loss on commodity and cryptocurrency futures contracts	$(13,556,155)	$(6,891,609)	$(2,500,209)	$(23,202,055)	$-	$(78,143)	$-	$(46,228,171)
Net change in unrealized appreciation (depreciation) on commodity and cryptocurrency futures contracts	2,163,296	70,635	1,127,703	(9,636,211)	-	114,383	-	(6,160,194)
Realized (loss) gain on securities	-	-	-	-	(1,102,822)	-	1,102,822	-
Net change in unrealized depreciation on securities	-	-	-	-	(1,220,384)	-	1,220,384	-
Interest income	3,384,093	1,475,582	734,413	7,381,620	495	1,073	-	12,977,276
Total (loss) income	$(8,008,766)	$(5,345,392)	$(638,093)	$(25,456,646)	$(2,322,711)	$37,313	$2,323,206	$(39,411,089)

Expenses
Management fees	658,017	287,128	145,054	1,445,767	-	200	-	2,536,166
Professional fees	329,545	164,632	98,717	691,361	69,463	48,489	-	1,402,207
Distribution and marketing fees	960,325	469,351	316,477	2,063,907	139,704	826	-	3,950,590
Custodian fees and expenses	97,813	47,205	33,883	197,647	12,874	1,919	-	391,341
Business permits and licenses fees	24,990	19,456	22,638	47,729	13,617	11,075	-	139,505
General and administrative expenses	77,852	35,011	24,785	176,870	11,991	-	-	326,509
Brokerage commissions	-	-	-	-	-	-	-	-
Other expenses	-	-	-	-	131	-	-	131
Total expenses	2,148,542	1,022,783	641,554	4,623,281	247,780	62,509	-	8,746,449

Expenses waived by the Sponsor	-	-	-	-	(235,747)	(62,309)	-	(298,056)
Reimbursement of expenses previously waived	-	-	-	-	-	-	-	-

Total expenses, net	2,148,542	1,022,783	641,554	4,623,281	12,033	200	-	8,448,393

Net (loss) Income	$(10,157,308)	$(6,368,175)	$(1,279,647)	$(30,079,927)	$(2,334,744)	$37,113	$2,323,206	$(47,859,482)

Combining Statements of Operations for  December 31, 2023

	Teucrium Corn Fund	Teucrium Soybean Fund	Teucrium Sugar Fund	Teucrium Wheat Fund	Teucrium Agricultural Fund	Hashdex Bitcoin Futures ETF	Eliminations	Teucrium Commodity Trust
Realized and unrealized gain (loss) on trading of securities, commodity and cryptocurrency futures contracts:
Realized (loss) gain on commodity and cryptocurrency futures contracts	$(26,707,038)	$940,552	$11,398,276	$(81,189,435)	$-	$1,308,803	$-	$(94,248,842)
Net change in unrealized (depreciation) appreciation on commodity and cryptocurrency futures contracts	(800,836)	(3,912,031)	(3,514,199)	20,881,933	-	48,991	-	12,703,858
Realized (loss) gain on securities	-	-	-	-	(96,992)	-	96,992	-
Net change in unrealized depreciation on securities	-	-	-	-	(1,214,870)	-	1,214,870	-
Interest income	5,217,831	1,843,080	1,340,056	9,252,100	590	82,970		17,736,627
Total (loss) income	$(22,290,043)	$(1,128,399)	$9,224,133	$(51,055,402)	$(1,311,272)	$1,440,764	$1,311,862	$(63,808,357)

Expenses
Management fees	1,054,156	369,531	267,574	1,878,763	-	17,718	-	3,587,742
Professional fees	394,719	282,599	251,061	532,146	217,608	241,278	-	1,919,411
Distribution and marketing fees	1,048,908	384,860	268,576	2,106,344	190,696	8,198	-	4,007,582
Custodian fees and expenses	109,559	39,143	27,216	226,411	23,747	2,167	-	428,243
Business permits and licenses fees	29,208	22,477	22,148	34,453	14,109	19,187	-	141,582
General and administrative expenses	69,692	30,129	22,598	139,454	18,990	550	-	281,413
Other expenses	-	-	-	-	8	-	-	8
Total expenses	2,706,242	1,128,739	859,173	4,917,571	465,158	289,098		10,365,981

Expenses waived by the Sponsor	-	-	-	-	(440,191)	(271,380)	-	(711,571)

Total expenses, net	2,706,242	1,128,739	859,173	4,917,571	24,967	17,718	-	9,654,410

Net (loss) Income	$(24,996,285)	$(2,257,138)	$8,364,960	$(55,972,973)	$(1,336,239)	$1,423,046	$1,311,862	$(73,462,767)

Note 10 - Subsequent Events

Management has evaluated the financial statements for the year-ended December 31, 2025 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Trust and Funds other than those noted below:

TRUST:

The Sponsor implemented certain changes to its management and governance structure. Effective January 1, 2026, Cory Mullen-Rusin resigned as Chief Compliance Officer of the Sponsor, and Christi Powitzky was appointed as Chief Compliance Officer. In connection with this change, the Sponsor filed a prospectus supplement dated January 2, 2026, updating disclosures regarding the Sponsor’s management and key personnel. These changes did not have a material impact on the Fund’s financial condition or results of operations.

CORN:

Nothing to report.

SOYB:

Nothing to report.

CANE:

The shares outstanding of the Teucrium Sugar Fund increased by 23.3% from December 31, 2025 to February 27, 2026.

WEAT:

The total net assets of the Teucrium Wheat Fund increased by 23.6% from December 31, 2025 to February 27, 2026. This was caused by an increase in the shares outstanding by 9.7% and an increase in the NAV/share of 12.7%.

TAGS:

Nothing to report.

BTCK:

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

Date: March 2, 2026