Form 10-Q
period 2026-03-31
Teucrium Commodity Trust
filed 2026-05-11
CIK 1471824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2026.

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

(877) 376-0082

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Total Number of Outstanding Shares as of May 8, 2026
Teucrium Corn Fund	15,475,000
Teucrium Sugar Fund	8,450,000
Teucrium Soybean Fund	2,850,000
Teucrium Wheat Fund	14,029,970
Teucrium Agricultural Fund	900,000

TEUCRIUM COMMODITY TRUST

2

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

3

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2026*	December 31, 2025*
	(Unaudited)
Assets
Cash and cash equivalents	$641,444,804	$205,272,839
Receivable for investments sold	-	-
Interest receivable	435,681	186,896
Other assets	8,904	-
Capital shares receivable	61,354,705	-
Equity in trading accounts:
Commodity futures contracts	16,658,090	50,255
Due from broker	17,897,635	20,425,626
Total equity in trading accounts	34,555,725	20,475,881
Total assets	$737,799,819	$225,935,616

Liabilities
Management fee payable to Sponsor	$345,118	$196,887
Payable for investment securities purchased	1,257,366	-
Other liabilities	465,254	234,056
Payable for shares redeemed	-	1,094,240
Equity in trading accounts:
Commodity futures contracts	1,830,509	10,821,457
Total liabilities	3,898,247	$12,346,640

Net Assets	$733,901,572	$213,588,976

*Includes the 7RCC Spot Bitcoin and Carbon Credit Futures ETF ("BTCK"), which was organized as a series of the Teucrium Commodity Trust on September 17, 2025, and which issued four shares at a price of $25.00 per share on December 10, 2025. BTCK has not commenced operations as of March 31, 2026.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED SCHEDULE OF INVESTMENTS**

March 31, 2026

(Unaudited)

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
U.S. Bank Deposit Account	3.450%	$182,859,868	$182,859,868	24.92%	182,859,868
Goldman Sachs Financial Square Government Fund - Institutional Class	3.550%	232,294,559	232,294,559	31.65	232,294,559
Total money market funds		$415,154,427	$415,154,427	56.57%

	Maturity				Percentage of	Principal
	Date	Yield	Cost	Fair Value	Net Assets	Amount
Commercial Paper
BASF SE	June 1, 2026	3.632%	$9,911,000	$9,939,000	1.35%	10,000,000
Bell Canada, Inc.	April 7, 2026	3.623%	4,968,000	4,997,000	0.68	5,000,000
Bell Canada, Inc.	June 10, 2026	3.885%	9,910,166	9,925,138	1.35	10,000,000
Brookfield Infrastructure Holdings (Canada) Inc.	April 21, 2026	3.721%	4,972,250	4,989,722	0.68	5,000,000
Brookfield Infrastructure Holdings (Canada) Inc.	April 21, 2026	3.716%	7,468,395	7,484,583	1.02	7,500,000
Brookfield Infrastructure Holdings (Canada) Inc.	April 23, 2026	3.670%	4,972,118	4,988,848	0.68	5,000,000
Crown Castle Inc.	April 16, 2026	3.812%	4,984,694	4,992,084	0.68	5,000,000
Crown Castle Inc.	April 21, 2026	3.911%	4,885,668	4,889,384	0.67	4,900,000
Entergy Corporation	April 23, 2026	3.630%	7,437,750	7,483,500	1.02	7,500,000
Entergy Corporation	April 29, 2026	3.633%	4,955,000	4,986,000	0.68	5,000,000
Entergy Corporation	May 21, 2026	3.630%	4,958,500	4,975,000	0.68	5,000,000
General Motors Financial Company, Inc.	April 13, 2026	3.629%	4,973,426	4,993,984	0.68	5,000,000
General Motors Financial Company, Inc.	May 21, 2026	3.639%	4,960,390	4,974,930	0.68	5,000,000
Glencore Funding LLC	May 7, 2026	3.640%	4,958,385	4,981,950	0.68	5,000,000
Harley-Davidson Financial Services, Inc.	April 16, 2026	3.910%	9,975,083	9,983,749	1.36	10,000,000
Harley-Davidson Financial Services, Inc.	April 17, 2026	4.014%	9,965,556	9,982,222	1.36	10,000,000
Hyundai Capital America	May 4, 2026	3.838%	4,777,080	4,783,192	0.65	4,800,000
Hyundai Capital America	May 6, 2026	3.850%	9,947,869	9,962,764	1.36	10,000,000
Hyundai Capital America	May 7, 2026	3.817%	4,977,306	4,981,000	0.68	5,000,000
Jabil Inc.	April 30, 2026	3.823%	4,970,444	4,984,694	0.68	5,000,000
Jabil Inc.	May 13, 2026	3.961%	4,973,186	4,977,016	0.68	5,000,000
Keurig Dr Pepper Inc.	April 24, 2026	3.667%	7,465,782	7,482,510	1.02	7,500,000
Keurig Dr Pepper Inc.	April 30, 2026	4.017%	4,978,889	4,983,889	0.68	5,000,000
Keurig Dr Pepper Inc.	May 7, 2026	4.018%	5,972,667	5,976,000	0.81	6,000,000
ONEOK, Inc.	April 24, 2026	3.862%	4,983,958	4,987,702	0.68	5,000,000
Oracle Corporation	May 1, 2026	3.995%	7,429,096	7,475,266	1.02	7,500,000
Stanley Black & Decker, Inc.	April 2, 2026	3.670%	7,478,650	7,499,238	1.02	7,500,000
Stanley Black & Decker, Inc.	April 30, 2026	3.918%	9,953,416	9,968,584	1.36	10,000,000
TELUS Corporation	June 5, 2026	3.842%	7,431,783	7,448,441	1.01	7,500,000
VW Credit, Inc.	June 4, 2026	3.981%	4,961,048	4,964,888	0.68	5,000,000
Total Commercial Paper			$194,557,555	$195,042,278	26.58%
Total Cash Equivalents				$610,196,705	83.15%

	Number of		Percentage of	Notional Amount
	Contracts	Fair Value	Net Assets	(Long Exposure)
Commodity futures contracts
United States corn futures contracts
CBOT Corn Futures DEC26	4,433	$130,097	0.02%	107,334,013

United States soybean futures contracts
CBOT soybean futures JUL26	326	1,145,408	0.16	19,331,800
CBOT soybean futures NOV26	288	680,265	0.09	16,668,000

United States sugar futures contracts
ICE sugar futures JUL26	1,357	520,985	0.07	23,831,091
ICE sugar futures OCT26	1,136	805,348	0.11	20,420,736
ICE sugar futures MAR27	1,275	281,523	0.04	23,833,320

United States wheat futures contracts
CBOT wheat futures JUL26	3,393	6,951,687	0.95	106,285,725
CBOT wheat futures SEP26	2,854	2,031,364	0.28	91,078,275
CBOT wheat futures DEC26	3,247	4,111,413	0.56	106,258,075
Total commodity futures contracts		$16,658,090	2.28%	$515,041,035

	Number of		Percentage of	Notional Amount
Description: Liabilities	Contracts	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT Corn Futures JUL26	4,586	$637,241	0.09%	$107,369,725
CBOT Corn Futures SEP26	3,913	1,172,706	0.16	92,004,413

United States soybean futures contracts
CBOT soybean futures NOV27	350	20,562	0.00	19,490,625
Total commodity futures contracts		$1,830,509	0.25%	$218,864,763

			Percentage of
Exchange-traded funds*	Cost	Fair Value	Net Assets	Shares
Teucrium Corn Fund	$8,134,360	$7,603,514	1.04%	414,618
Teucrium Soybean Fund	7,794,246	7,661,665	1.04	314,058
Teucrium Sugar Fund	7,192,959	7,548,092	1.03	723,427
Teucrium Wheat Fund	8,179,301	7,682,288	1.05	327,169
Total exchange-traded funds	$31,300,866	$30,495,559	4.16%

*The Trust eliminates the shares owned by the Teucrium Agricultural Fund from its combined statements of assets and liabilities due to the fact that these represent holdings of the other four Funds (“Underlying Funds”) owned by the Teucrium Agricultural Fund, which are included as shares outstanding of the Underlying Funds.

**Includes the 7RCC Spot Bitcoin and Carbon Credit Futures ETF ("BTCK"), which was organized as a series of the Teucrium Commodity Trust on September 17, 2025, and which issued four shares at a price of $25.00 per share on December 10, 2025. BTCK has not commenced operations as of March 31, 2026.

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

**Includes the 7RCC Spot Bitcoin and Carbon Credit Futures ETF ("BTCK"), which was organized as a series of the Teucrium Commodity Trust on September 17, 2025, and which issued four shares at a price of $25.00 per share on December 10, 2025. BTCK has not commenced operations as of March 31, 2026.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2026*	March 31, 2025
Income
Realized and unrealized gain (loss) on trading of commodity and cryptocurrency futures contracts:
Realized gain (loss) on commodity and cryptocurrency futures contracts	$4,448,769	$(3,349,573)
Net change in unrealized appreciation (depreciation) on commodity and cryptocurrency futures contracts	25,598,783	(141,085)
Interest income	2,558,906	2,369,245
Total income (loss)	32,606,458	(1,121,413)

Expenses
Management fees	701,877	551,614
Professional fees	459,864	303,207
Distribution and marketing fees	870,963	902,682
Custodian fees and expenses	117,723	110,128
Business permits and licenses fees	49,254	71,729
General and administrative expenses	74,120	94,557
Other expenses	7	3,007
Total expenses	2,273,808	2,036,924

Expenses waived by the Sponsor	(54,270)	(50,854)

Total expenses, net	2,219,538	1,986,070

Net income (loss)	$30,386,920	$(3,107,483)

*Includes the 7RCC Spot Bitcoin and Carbon Credit Futures ETF ("BTCK"), which was organized as a series of the Teucrium Commodity Trust on September 17, 2025, and which issued four shares at a price of $25.00 per share on December 10, 2025. BTCK has not commenced operations as of March 31, 2026.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2026*	March 31, 2025
Operations
Net income (loss)	$30,386,920	$(3,107,483)
Capital transactions
Issuance of Shares	517,144,628	6,949,563
Redemption of Shares	(3,947,700)	(25,730,079)
Net change in the cost of the Underlying Funds	(23,271,252)	324,976
Total capital transactions	489,925,676	(18,455,540)

Net change in net assets	520,312,596	(21,563,023)

Net assets, beginning of period	213,588,976	224,647,418

Net assets, end of period	$733,901,572	$203,084,395

*Includes the 7RCC Spot Bitcoin and Carbon Credit Futures ETF ("BTCK"), which was organized as a series of the Teucrium Commodity Trust on September 17, 2025, and which issued four shares at a price of $25.00 per share on December 10, 2025. BTCK has not commenced operations as of March 31, 2026.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2026*	March 31, 2025
Cash flows from operating activities:
Net income (loss)	$30,386,920	$(3,107,483)
Adjustments to reconcile net income (loss) to net cash provided by (used) in operating activities:
Net change in unrealized appreciation (depreciation) on commodity and cryptocurrency futures contracts	(25,598,783)	141,085
Changes in operating assets and liabilities:
Due from broker	2,526,671	1,507,111
Interest receivable	(247,465)	31,362
Other assets	(8,904)	(29,100)
Management fee payable to Sponsor	148,231	(7,909)
Net Payable for investment securities purchased	1,257,366	-
Other liabilities	231,198	132,643
Net cash provided by (used in) operating activities	8,695,234	(1,332,291)

Cash flows from financing activities:
Proceeds from sale of Shares	455,789,923	6,949,563
Redemption of Shares	(5,041,940)	(25,730,079)
Net change in cost of the Underlying Funds	(23,271,252)	324,976
Net cash provided by (used in) financing activities	427,476,731	(18,455,540)

Net change in cash and cash equivalents	436,171,965	(19,787,831)
Cash and cash equivalents beginning of period	205,272,839	210,940,353
Cash and cash equivalents end of period	$641,444,804	$191,152,522

*Includes the 7RCC Spot Bitcoin and Carbon Credit Futures ETF ("BTCK"), which was organized as a series of the Teucrium Commodity Trust on September 17, 2025, and which issued four shares at a price of $25.00 per share on December 10, 2025. BTCK has not commenced operations as of March 31, 2026.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Cash and cash equivalents	$272,928,879	$45,091,481
Interest receivable	152,518	59,310
Capital shares receivable	22,006,320	-
Equity in trading accounts:
Commodity futures contracts	130,097	50,255
Due from broker	13,559,455	2,065,122
Total equity in trading accounts	13,689,552	2,115,377
Total assets	308,777,269	47,266,168

Liabilities
Management fee payable to Sponsor	104,962	41,974
Other liabilities	155,604	64,005
Equity in trading accounts:
Commodity futures contracts	1,809,947	170,785
Total liabilities	2,070,513	276,764

Net assets	$306,706,756	$46,989,404

Shares outstanding	16,725,000	2,650,000

Shares Authorized	*	*

Net asset value per share	$18.34	$17.73

Market value per share	$18.40	$17.73

* On April 7, 2022, the Teucrium Corn Fund registered an indeterminate number of shares of the Fund pursuant to Rule 456(d) under the Securities Act of 1933.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

SCHEDULE OF INVESTMENTS

March 31, 2026

(Unaudited)

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
U.S. Bank Deposit Account	3.450%	$96,761,275	$96,761,275	31.55%	96,761,275
Goldman Sachs Financial Square Government Fund - Institutional Class	3.550%	98,989,458	98,989,458	32.27	98,989,458
Total money market funds		$195,750,733	$195,750,733	63.82%

	Maturity				Percentage of	Principal
	Date	Yield	Cost	Fair Value	Net Assets	Amount
Commercial Paper
BASF SE	June 1, 2026	3.632%	$4,955,500	$4,969,500	1.62%	5,000,000
Bell Canada, Inc.	April 7, 2026	3.623%	2,484,000	2,498,500	0.81	2,500,000
Bell Canada, Inc.	June 10, 2026	3.885%	4,955,083	4,962,569	1.62	5,000,000
Crown Castle Inc.	April 21, 2026	3.911%	2,492,688	2,494,584	0.81	2,500,000
General Motors Financial Company, Inc.	May 21, 2026	3.639%	2,480,195	2,487,465	0.81	2,500,000
Harley-Davidson Financial Services, Inc.	April 16, 2026	3.910%	7,481,312	7,487,812	2.44	7,500,000
Harley-Davidson Financial Services, Inc.	April 17, 2026	4.014%	4,982,778	4,991,111	1.63	5,000,000
Hyundai Capital America	May 6, 2026	3.850%	2,486,967	2,490,691	0.81	2,500,000
Hyundai Capital America	May 7, 2026	3.817%	2,488,653	2,490,500	0.81	2,500,000
Jabil Inc.	April 30, 2026	3.823%	2,485,222	2,492,347	0.81	2,500,000
Jabil Inc.	May 13, 2026	3.961%	2,486,593	2,488,508	0.81	2,500,000
Keurig Dr Pepper Inc.	May 7, 2026	4.018%	5,972,667	5,976,000	1.95	6,000,000
ONEOK, Inc.	April 24, 2026	3.862%	2,491,979	2,493,851	0.81	2,500,000
Oracle Corporation	May 1, 2026	3.995%	7,429,096	7,475,266	2.44	7,500,000
Stanley Black & Decker, Inc.	April 2, 2026	3.670%	2,492,883	2,499,746	0.82	2,500,000
Stanley Black & Decker, Inc.	April 30, 2026	3.918%	4,976,708	4,984,292	1.63	5,000,000
VW Credit, Inc.	June 4, 2026	3.981%	2,480,524	$2,482,444	0.81	2,500,000
Total Commercial Paper			$65,622,848	$65,765,186	21.44%
Total Cash Equivalents				$261,515,919	85.26%

	Number of		Percentage of	Notional Amount
	Contracts	Fair Value	Net Assets	(Long Exposure)
Commodity futures contracts
United States corn futures contracts
CBOT Corn Futures DEC26	4,433	$130,097	0.04%	$107,334,013

	Number of		Percentage of	Notional Amount
Description: Liabilities	Contracts	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT Corn Futures JUL26	4,586	$637,241	0.21%	$107,369,725
CBOT Corn Futures SEP26	3,913	1,172,706	0.38	92,004,413
Total commodity futures contracts		$1,809,947	0.59%	$199,374,138

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

SCHEDULE OF INVESTMENTS

December 31, 2025

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
U.S. Bank Deposit Account	3.450%	$4,457,356	$4,457,356	9.49%	4,457,356
Goldman Sachs Financial Square Government Fund - Institutional Class	3.692%	6,922,448	6,922,448	14.73	6,922,448
Total money market funds		$11,379,804	$11,379,804	24.22%

	Maturity				Percentage of	Principal
	Date	Yield	Cost	Fair Value	Net Assets	Amount
Commercial Paper
Bell Canada, Inc.	January 22, 2026	3.876%	$4,966,313	$4,988,771	10.62%	5,000,000
Harley-Davidson Financial Services, Inc.	March 3, 2026	3.989%	2,475,313	2,483,267	5.28	2,500,000
Harley-Davidson Financial Services, Inc.	March 5, 2026	3.782%	2,479,167	2,483,594	5.29	2,500,000
Mondelez International, Inc.	February 2, 2026	3.824%	2,484,431	2,491,555	5.30	2,500,000
Oracle Corporation	February 4, 2026	3.719%	7,462,229	7,473,791	15.91	7,500,000
Oracle Corporation	March 25, 2026	3.793%	2,478,067	2,478,328	5.27	2,500,000
Total Commercial Paper			$22,345,520	$22,399,306	47.67%
Total Cash Equivalents				$33,779,110	71.89%

	Number of		Percentage of	Notional Amount
	Contracts	Fair Value	Net Assets	(Long Exposure)
Commodity futures contracts
United States corn futures contracts
CBOT corn futures DEC26	716	50,255	0.11%	16,485,900

	Number of		Percentage of	Notional Amount
Description: Liabilities	Contracts	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT corn futures MAY26	732	$13,235	0.03%	$16,405,950
CBOT corn futures JUL26	620	157,550	0.34	14,089,500
Total commodity futures contracts		$170,785	0.37%	$30,495,450

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2026	March 31, 2025
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$659,685	$986,143
Net change in unrealized appreciation (depreciation) on commodity futures contracts	(1,559,320)	(1,584,258)
Interest income	674,167	661,287
Total income (loss)	(225,468)	63,172

Expenses
Management fees	179,112	154,242
Professional fees	108,626	84,255
Distribution and marketing fees	223,891	246,416
Custodian fees and expenses	26,867	31,170
Business permits and licenses fees	8,956	12,339
General and administrative expenses	17,911	25,116
Total expenses	565,363	553,538

Total expenses, net	565,363	553,538

Net income (loss)	$(790,831)	$(490,366)

Net increase (decrease) in net asset value per share	$0.61	$(0.23)
Net income (loss) per weighted average share	$(0.20)	$(0.15)
Weighted average shares outstanding	4,019,722	3,219,171

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2026	March 31, 2025
Operations
Net income (loss)	$(790,831)	$(490,366)
Capital transactions
Issuance of Shares	261,359,543	-
Redemption of Shares	(851,360)	(12,818,900)
Total capital transactions	260,508,183	(12,818,900)
Net change in net assets	259,717,352	(13,309,266)

Net assets, beginning of period	$46,989,404	$64,724,238

Net assets, end of period	$306,706,756	$51,414,972

Net asset value per share at beginning of period	$17.73	$18.76

Net asset value per share at end of period	$18.34	$18.53

Creation of Shares	14,125,000	-
Redemption of Shares	50,000	675,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2026	March 31, 2025
Cash flows from operating activities:
Net income (loss)	$(790,831)	$(490,366)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized depreciation (appreciation) on commodity futures contracts	1,559,320	1,584,258
Changes in operating assets and liabilities:
Due from broker	(11,494,333)	(420,711)
Interest receivable	(93,208)	21,530
Other assets	-	1,487
Management fee payable to Sponsor	62,988	(4,050)
Other liabilities	91,599	24,725
Net cash provided by (used in) operating activities	(10,664,465)	716,873

Cash flows from financing activities:
Proceeds from sale of Shares	239,353,223	-
Redemption of Shares	(851,360)	(12,818,900)
Net cash provided by (used in) financing activities	238,501,863	(12,818,900)

Net change in cash and cash equivalents	227,837,398	(12,102,027)
Cash and cash equivalents, beginning of period	45,091,481	60,998,326
Cash and cash equivalents, end of period	$272,928,879	$48,896,299

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Cash and cash equivalents	$53,370,915	$39,018,369
Interest receivable	44,454	45,367
Equity in trading accounts:
Commodity futures contracts	1,825,673	-
Due from broker	362,740	3,155,013
Total equity in trading accounts	2,188,413	3,155,013
Total assets	55,603,782	42,218,749

Liabilities
Payable for shares redeemed	-	1,094,240
Management fee payable to Sponsor	40,386	43,174
Other liabilities	42,532	50,703
Equity in trading accounts:
Commodity futures contracts	20,562	2,185,227
Total liabilities	103,480	3,373,344

Net assets	$55,500,302	$38,845,405

Shares outstanding	2,275,000	1,775,000

Shares authorized	*	*

Net asset value per share	$24.40	$21.88

Market value per share	$24.40	$21.86

* On April 7, 2022, the Teucrium Soybean Fund registered an indeterminate number of shares of the Fund pursuant to Rule 456(d) under the Securities Act of 1933.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

SCHEDULE OF INVESTMENTS

March 31, 2026

(Unaudited)

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
U.S. Bank Deposit Account	3.450%	$9,711,896	$9,711,896	17.50%	9,711,896
Goldman Sachs Financial Square Government Fund - Institutional Class	3.550%	15,226,008	15,226,008	27.43	15,226,008
Total money market funds		$24,937,904	$24,937,904	44.93%

	Maturity				Percentage of	Principal
	Date	Yield	Cost	Fair Value	Net Assets	Amount
Commercial Paper
Brookfield Infrastructure Holdings (Canada) Inc.	April 21, 2026	3.721%	$4,972,250	$4,989,722	8.99%	5,000,000
Brookfield Infrastructure Holdings (Canada) Inc.	April 21, 2026	3.716%	2,489,465	2,494,861	4.50	2,500,000
Crown Castle Inc.	April 16, 2026	3.812%	2,492,347	2,496,042	4.50	2,500,000
Entergy Corporation	April 23, 2026	3.630%	2,479,250	2,494,500	4.49	2,500,000
Entergy Corporation	April 29, 2026	3.633%	2,477,500	2,493,000	4.49	2,500,000
General Motors Financial Company, Inc.	April 13, 2026	3.629%	2,486,713	2,496,992	4.50	2,500,000
General Motors Financial Company, Inc.	May 21, 2026	3.639%	2,480,195	2,487,465	4.48	2,500,000
Keurig Dr Pepper Inc.	April 24, 2026	3.667%	2,488,594	2,494,170	4.49	2,500,000
Total Commercial Paper			$22,366,314	$22,446,752	40.44%
Total Cash Equivalents				$47,384,656	85.37%

	Number of		Percentage of	Notional Amount
	Contracts	Fair Value	Net Assets	(Long Exposure)
Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures JUL26	326	$1,145,408	2.06%	$19,331,800
CBOT soybean futures NOV26	288	680,265	1.23	16,668,000
Total commodity futures contracts		$1,825,673	3.29%	$35,999,800

	Number of		Percentage of	Notional Amount
Description: Liabilities	Contracts	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures NOV27	350	$20,562	0.04%	$19,490,625

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

TEUCRIUM SOYBEAN FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2026	March 31, 2025
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$362,172	$(374,212)
Net change in unrealized appreciation (depreciation) on commodity futures contracts	3,990,338	187,460
Interest income	376,683	280,709
Total income (loss)	4,729,193	93,957

Expenses
Management fees	104,089	65,432
Professional fees	63,494	43,803
Distribution and marketing fees	104,089	120,395
Custodian fees and expenses	15,613	16,358
Business permits and licenses fees	8,327	5,234
General and administrative expenses	10,409	13,086
Total expenses	306,021	264,308

Total expenses, net	306,021	264,308

Net income (loss)	$4,423,172	$(170,351)

Net increase (decrease) in net asset value per share	$2.52	$(0.14)
Net income (loss) per weighted average share	$2.43	$(0.14)
Weighted average shares outstanding	1,819,444	1,219,726

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2026	March 31, 2025
Operations
Net income (loss)	$4,423,172	$(170,351)
Capital transactions
Issuance of Shares	13,327,685	1,616,453
Redemption of Shares	(1,095,960)	(1,077,233)
Total capital transactions	12,231,725	539,220
Net change in net assets	16,654,897	368,869

Net assets, beginning of period	$38,845,405	$25,223,043

Net assets, end of period	$55,500,302	$25,591,912

Net asset value per share at beginning of period	$21.88	$21.47

Net asset value per share at end of period	$24.40	$21.33

Creation of Shares	550,000	75,000
Redemption of Shares	50,000	50,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2026	March 31, 2025
Cash flows from operating activities:
Net income (loss)	$4,423,172	$(170,351)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized depreciation (appreciation) on commodity futures contracts	(3,990,338)	(187,460)
Changes in operating assets and liabilities:
Due from broker	2,792,273	920,730
Interest receivable	913	4,157
Other assets	-	(3,769)
Management fee payable to Sponsor	(2,788)	(528)
Other liabilities	(8,171)	6,649
Net cash provided by (used in) operating activities	3,215,061	569,428

Cash flows from financing activities:
Proceeds from sale of Shares	13,327,685	1,616,453
Redemption of Shares	(2,190,200)	(1,077,233)
Net cash provided by (used in) financing activities	11,137,485	539,220

Net change in cash and cash equivalents	14,352,546	1,108,648
Cash and cash equivalents beginning of period	39,018,369	23,806,400
Cash and cash equivalents end of period	53,370,915	$24,915,048

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Cash and cash equivalents	$60,857,876	$14,057,467
Interest receivable	45,347	24,116
Other assets	8,904	-
Capital shares receivable	5,216,900	-
Equity in trading accounts:
Commodity futures contracts	1,607,856	-
Due from broker	424,099	1,809,178
Total equity in trading accounts	2,031,955	1,809,178
Total assets	68,160,982	15,890,761

Liabilities
Management fee payable to Sponsor	25,209	12,645
Other liabilities	56,354	40,508
Equity in trading accounts:
Commodity futures contracts	-	1,150,617
Total liabilities	81,563	1,203,770

Net assets	$68,079,419	$14,686,991

Shares outstanding	6,525,000	1,500,000

Shares authorized	*	*

Net asset value per share	$10.43	$9.79

Market value per share	$10.44	$9.76

* On April 7, 2022, the Teucrium Sugar Fund registered an indeterminate number of shares of the Fund pursuant to Rule 456(d) under the Securities Act of 1933.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

SCHEDULE OF INVESTMENTS

March 31, 2026

(Unaudited)

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
U.S. Bank Deposit Account	3.450%	$29,041,986	$29,041,986	42.66%	29,041,986
Goldman Sachs Financial Square Government Fund - Institutional Class	3.550%	14,437,746	14,437,746	21.21	14,437,746
Total Money Market Funds		$43,479,732	$43,479,732	63.87%

	Maturity				Percentage of	Principal
	Date	Yield	Cost	Fair Value	Net Assets	Amount
Commercial Paper
Bell Canada, Inc.	April 7, 2026	3.623%	$2,484,000	$2,498,500	3.67%	2,500,000
Brookfield Infrastructure Holdings (Canada) Inc.	April 21, 2026	3.716%	2,489,465	2,494,861	3.66	2,500,000
Brookfield Infrastructure Holdings (Canada) Inc.	April 23, 2026	3.670%	2,486,059	2,494,424	3.66	2,500,000
Crown Castle Inc.	April 16, 2026	3.812%	2,492,347	2,496,042	3.67	2,500,000
Crown Castle Inc.	April 21, 2026	3.911%	2,392,980	2,394,800	3.52	2,400,000
Harley-Davidson Financial Services, Inc.	April 16, 2026	3.910%	2,493,771	2,495,937	3.67	2,500,000
Total Commercial Paper			$14,838,622	$14,874,564	21.85%
Total Cash Equivalents				$58,354,296	85.72%

	Number of		Percentage of	Notional Amount
	Contracts	Fair Value	Net Assets	(Long Exposure)
Commodity futures contracts
United States sugar futures contracts
ICE sugar futures JUL26	1,357	$520,985	0.77%	$23,831,091
ICE sugar futures OCT26	1,136	805,348	1.18	20,420,736
ICE sugar futures MAR27	1,275	281,523	0.41	23,833,320
Total commodity futures contracts		$1,607,856	2.36%	$68,085,147

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

TEUCRIUM SUGAR FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2026	March 31, 2025
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$(832,556)	$(501,254)
Net change in unrealized appreciation (depreciation) on commodity futures contracts	2,758,473	1,511,527
Interest income	172,613	132,719
Total income (loss)	2,098,530	1,142,992

Expenses
Management fees	47,477	31,316
Professional fees	30,860	27,581
Distribution and marketing fees	54,599	71,423
Custodian fees and expenses	9,496	7,829
Business permits and licenses fees	3,798	2,505
General and administrative expenses	7,122	6,263
Total expenses	153,352	146,917

Total expenses, net	153,352	146,917

Net income (loss)	$1,945,178	$996,075

Net increase (decrease) in net asset value per share	$0.64	$0.81
Net income (loss) per weighted average share	$0.99	$0.93
Weighted average shares outstanding	1,973,333	1,073,337

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2026	March 31, 2025
Operations
Net income (loss)	$1,945,178	$996,075
Capital transactions
Issuance of Shares	52,157,477	2,287,380
Redemption of Shares	(710,227)	(4,834,022)
Total capital transactions	51,447,250	(2,546,642)
Net change in net assets	53,392,428	(1,550,567)

Net assets, beginning of period	$14,686,991	$12,546,977

Net assets, end of period	$68,079,419	$10,996,410

Net asset value per share at beginning of period	$9.79	$11.41

Net asset value per share at end of period	$10.43	$12.22

Creation of Shares	5,100,000	200,000
Redemption of Shares	75,000	400,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2026	March 31, 2025
Cash flows from operating activities:
Net income (loss)	$1,945,178	$996,075
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized depreciation (appreciation) on commodity futures contracts	(2,758,473)	(1,511,527)
Changes in operating assets and liabilities:
Due from broker	1,385,079	1,736,815
Interest receivable	(21,231)	10,147
Other assets	(8,904)	(15,520)
Management fee payable to Sponsor	12,564	(2,103)
Other liabilities	15,846	1,862
Net cash provided by (used in) operating activities	570,059	1,215,749

Cash flows from financing activities:
Proceeds from sale of Shares	46,940,577	2,287,380
Redemption of Shares	(710,227)	(4,834,022)
Net cash provided by (used in) financing activities	46,230,350	(2,546,642)

Net change in cash and cash equivalents	46,800,409	(1,330,893)
Cash and cash equivalents beginning of period	14,057,467	11,831,089
Cash and cash equivalents end of period	$60,857,876	$10,500,196

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Cash and cash equivalents	$254,273,613	$107,092,260
Interest receivable	191,986	58,047
Capital shares receivable	32,873,540	-
Equity in trading accounts:
Commodity futures contracts	13,094,464	-
Due from broker	3,551,341	13,396,313
Total equity in trading accounts	16,645,805	13,396,313
Total assets	303,984,944	120,546,620

Liabilities
Management fee payable to Sponsor	174,561	99,094
Other liabilities	205,016	75,264
Equity in trading accounts:
Commodity futures contracts	-	7,314,828
Total liabilities	379,577	7,489,186

Net assets	$303,605,367	$113,057,434

Shares outstanding	12,929,970	5,654,970

Shares authorized	*	*

Net asset value per share	$23.48	$19.99

Market value per share	$23.57	$19.97

* On March 9, 2022, the Teucrium Wheat Fund registered an indeterminate number of shares of the Fund pursuant to Rule 456(d) under the Securities Act of 1933.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

SCHEDULE OF INVESTMENTS

March 31, 2026

(Unaudited)

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
U.S. Bank Deposit Account	3.450%	$47,331,290	$47,331,290	15.59%	47,331,290
Goldman Sachs Financial Square Government Fund - Institutional Class	3.550%	103,641,348	103,641,348	34.14	103,641,348
Total money market funds		$150,972,638	$150,972,638	49.73%

	Maturity				Percentage of	Principal
	Date	Yield	Cost	Fair Value	Net Assets	Amount
Commercial Paper
BASF SE	June 1, 2026	3.632%	$4,955,500	$4,969,500	1.64%	5,000,000
Bell Canada, Inc.	June 10, 2026	3.885%	4,955,083	4,962,569	1.63	5,000,000
Brookfield Infrastructure Holdings (Canada) Inc.	April 21, 2026	3.716%	2,489,465	2,494,861	0.82	2,500,000
Brookfield Infrastructure Holdings (Canada) Inc.	April 23, 2026	3.670%	2,486,059	2,494,424	0.82	2,500,000
Entergy Corporation	April 23, 2026	3.630%	4,958,500	4,989,000	1.64	5,000,000
Entergy Corporation	April 29, 2026	3.633%	2,477,500	2,493,000	0.82	2,500,000
Entergy Corporation	May 21, 2026	3.630%	4,958,500	4,975,000	1.64	5,000,000
General Motors Financial Company, Inc.	April 13, 2026	3.629%	2,486,713	2,496,992	0.82	2,500,000
Glencore Funding LLC	May 7, 2026	3.640%	4,958,385	4,981,950	1.64	5,000,000
Harley-Davidson Financial Services, Inc.	April 17, 2026	4.014%	4,982,778	4,991,111	1.64	5,000,000
Hyundai Capital America	May 4, 2026	3.838%	4,777,080	4,783,192	1.58	4,800,000
Hyundai Capital America	May 6, 2026	3.850%	7,460,902	7,472,073	2.46	7,500,000
Hyundai Capital America	May 7, 2026	3.817%	2,488,653	2,490,500	0.82	2,500,000
Jabil Inc.	April 30, 2026	3.823%	2,485,222	2,492,347	0.82	2,500,000
Jabil Inc.	May 13, 2026	3.961%	2,486,593	2,488,508	0.82	2,500,000
Keurig Dr Pepper Inc.	April 24, 2026	3.667%	4,977,188	4,988,340	1.64	5,000,000
Keurig Dr Pepper Inc.	April 30, 2026	4.017%	4,978,889	4,983,889	1.64	5,000,000
ONEOK, Inc.	April 24, 2026	3.862%	2,491,979	2,493,851	0.82	2,500,000
Stanley Black & Decker, Inc.	April 2, 2026	3.670%	4,985,767	4,999,492	1.65	5,000,000
Stanley Black & Decker, Inc.	April 30, 2026	3.918%	4,976,708	4,984,292	1.64	5,000,000
TELUS Corporation	June 5, 2026	3.842%	7,431,783	7,448,441	2.45	7,500,000
VW Credit, Inc.	June 4, 2026	3.981%	2,480,524	2,482,444	0.82	2,500,000
Total Commercial Paper			$91,729,771	$91,955,776	30.27%
Total Cash Equivalents				$242,928,414	80.00%

	Number of		Percentage of	Notional Amount
	Contracts	Fair Value	Net Assets	(Long Exposure)
Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures JUL26	3,393	$6,951,687	2.29%	$106,285,725
CBOT wheat futures SEP26	2,854	2,031,364	0.67	91,078,275
CBOT wheat futures DEC26	3,247	4,111,413	1.35	106,258,075
Total commodity futures contracts		$13,094,464	4.31%	$303,622,075

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

SCHEDULE OF INVESTMENTS

December 31, 2025

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
U.S. Bank Deposit Account	3.450%	$3,608,536	$3,608,536	3.19%	3,608,536
Goldman Sachs Financial Square Government Fund - Institutional Class	3.692%	42,457,622	42,457,622	37.55	42,457,622
Total money market funds		$46,066,158	$46,066,158	40.74%

	Maturity				Percentage of	Principal
	Date	Yield	Cost	Fair Value	Net Assets	Amount
Commercial Paper
Bell Canada, Inc.	March 4, 2026	3.844%	$2,477,775	$2,483,596	2.20%	2,500,000
Brookfield Infrastructure Holdings (Canada) Inc.	January 22, 2026	4.035%	4,957,222	4,988,333	4.41	5,000,000
Brookfield Infrastructure Holdings (Canada) Inc.	January 29, 2026	3.931%	2,480,500	2,492,417	2.20	2,500,000
Brookfield Infrastructure Holdings (Canada) Inc.	February 19, 2026	3.883%	2,478,878	2,486,899	2.20	2,500,000
Crown Castle Inc.	January 20, 2026	3.854%	4,982,400	4,989,867	4.41	5,000,000
Crown Castle Inc.	January 22, 2026	3.855%	2,490,400	2,494,400	2.21	2,500,000
Glencore Funding LLC	January 14, 2026	3.822%	4,970,972	4,993,139	4.42	5,000,000
Glencore Funding LLC	January 30, 2026	3.870%	4,961,600	4,984,533	4.41	5,000,000
Harley-Davidson Financial Services, Inc.	March 5, 2026	3.782%	2,479,167	2,483,594	2.20	2,500,000
Harley-Davidson Financial Services, Inc.	March 10, 2026	3.987%	4,950,650	4,962,713	4.39	5,000,000
Hyundai Capital America	January 8, 2026	3.927%	2,482,938	2,498,104	2.21	2,500,000
Oracle Corporation	March 11, 2026	3.862%	7,434,604	7,444,972	6.59	7,500,000
Oracle Corporation	March 25, 2026	3.793%	2,478,067	2,478,328	2.19	2,500,000
Total Commercial Paper			$49,625,173	$49,780,895	44.04%
Total Cash Equivalents				$95,847,053	84.78%

	Number of		Percentage of	Notional Amount
Description: Liabilities	Contracts	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures MAY26	1,521	$2,253,008	1.99%	$39,431,925
CBOT wheat futures JUL26	1,276	1,137,701	1.01	33,893,750
CBOT wheat futures DEC26	1,406	3,924,119	3.47	39,701,925
Total commodity futures contracts		$7,314,828	6.47%	$113,027,600

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2026	March 31, 2025
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$4,259,468	$(3,460,250)
Net change in unrealized appreciation (depreciation) on commodity futures contracts	20,409,292	(255,814)
Interest income	1,333,991	1,294,423
Total income (loss)	26,002,751	(2,421,641)

Expenses
Management fees	371,199	300,624
Professional fees	244,568	136,099
Distribution and marketing fees	461,792	436,779
Custodian fees and expenses	59,392	52,311
Business permits and licenses fees	18,560	41,826
General and administrative expenses	37,120	48,100
Other expenses	-	3,006
Total expenses	1,192,631	1,018,745

Total expenses, net	1,192,631	1,018,745

Net income (loss)	$24,810,120	$(3,440,386)

Net increase (decrease) in net asset value per share	$3.49	$(0.73)
Net income (loss) per weighted average share	$3.57	$(0.69)
Weighted average shares outstanding	6,942,748	4,970,112

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2026	March 31, 2025
Operations
Net income (loss)	$24,810,120	$(3,440,386)
Capital transactions
Issuance of Shares	166,742,333	3,045,730
Redemption of Shares	(1,004,520)	(6,678,418)
Total capital transactions	165,737,813	(3,632,688)
Net change in net assets	190,547,933	(7,073,074)

Net assets, beginning of period	$113,057,434	$122,144,207

Net assets, end of period	$303,605,367	$115,071,133

Net asset value per share at beginning of period	$19.99	$24.14

Net asset value per share at end of period	$23.48	$23.41

Creation of Shares	7,325,000	625,000
Redemption of Shares	50,000	1,350,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2026	March 31, 2025
Cash flows from operating activities:
Net income (loss)	$24,810,120	$(3,440,386)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized depreciation (appreciation) on commodity futures contracts	(20,409,292)	255,814
Changes in operating assets and liabilities:
Due from broker	9,844,972	(729,723)
Interest receivable	(133,939)	(4,467)
Other assets	-	(12,478)
Management fee payable to Sponsor	75,467	(1,228)
Other liabilities	129,752	98,025
Net cash provided by (used in) operating activities	14,317,080	(3,834,443)

Cash flows from financing activities:
Proceeds from sale of Shares	133,868,793	3,045,730
Redemption of Shares	(1,004,520)	(6,678,418)
Net cash provided by (used in) financing activities	132,864,273	(3,632,688)

Net change in cash and cash equivalents	147,181,353	(7,467,131)
Cash and cash equivalents, beginning of period	107,092,260	114,295,968
Cash and cash equivalents, end of period	$254,273,613	$106,828,837

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Cash equivalents	$13,421	$13,162
Capital Shares Receivable	1,257,945	-
Interest receivable	1,376	56
Equity in trading accounts:
Investments in securities, at fair value (cost $31,300,866 and $8,156,688 as of March 31, 2026 and December 31, 2025, respectively)	30,495,559	6,298,329
Total assets	31,768,301	6,311,547

Liabilities
Payable for investment securities purchased	1,257,366	-
Other liabilities	5,748	3,576
Total liabilities	1,263,114	3,576

Net assets	$30,505,187	$6,307,971

Shares outstanding	1,212,500	275,000

Shares authorized	*	*

Net asset value per share	$25.16	$22.94

Market value per share	$25.36	$22.92

* On April 7, 2022, the Teucrium Agricultural Fund registered an indeterminate number of shares of the Fund pursuant to Rule 456(d) under the Securities Act of 1933.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

SCHEDULE OF INVESTMENTS

March 31, 2026

(Unaudited)

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Exchange-traded funds
Teucrium Corn Fund		$8,134,360	$7,603,514	24.93%	414,618
Teucrium Soybean Fund		7,794,246	7,661,665	25.12	314,058
Teucrium Sugar Fund		7,192,959	7,548,092	24.74	723,427
Teucrium Wheat Fund		8,179,301	7,682,288	25.18	327,169
Total exchange-traded funds		$31,300,866	$30,495,559	99.97%

Cash equivalents
Money market funds
U.S. Bank Deposit Account	3.450%	$13,421	$13,421	0.04%	13,421

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

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2026	March 31, 2025
Income
Realized and unrealized gain (loss) on trading of securities:
Realized gain (loss) on securities	$(127,074)	$(113,063)
Net change in unrealized appreciation (depreciation) on securities	1,053,052	183,096
Interest income	1,452	107
Total income (loss)	927,430	70,140

Expenses
Professional fees	12,316	11,469
Distribution and marketing fees	26,592	27,669
Custodian fees and expenses	6,355	2,460
Business permits and licenses fees	9,613	9,825
General and administrative expenses	1,558	1,992
Other expenses	7	1
Total expenses	56,441	53,416

Expenses waived by the Sponsor	(54,270)	(50,854)

Total expenses, net	2,171	2,562

Net income (loss)	$925,259	$67,578

Net increase (decrease) in net asset value per share	$2.22	$0.15
Net income (loss) per weighted average share	$2.51	$0.17
Weighted average shares outstanding	367,917	403,613

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2026	March 31, 2025
Operations
Net income (loss)	$925,259	$67,578
Capital transactions
Issuance of Shares	23,557,590	-
Redemption of Shares	(285,633)	(321,506)
Total capital transactions	23,271,957	(321,506)
Net change in net assets	24,197,216	(253,928)

Net assets, beginning of period	$6,307,971	$10,353,411

Net assets, end of period	$30,505,187	$10,099,483

Net asset value per share at beginning of period	$22.94	$25.10

Net asset value per share at end of period	$25.16	$25.25

Creation of Shares	950,000	-
Redemption of Shares	12,500	12,500

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2026	March 31, 2025
Cash flows from operating activities:
Net income (loss)	$925,259	$67,578
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized depreciation (appreciation) on securities	(1,053,052)	(183,096)
Changes in operating assets and liabilities:
Net sale of investments in securities	(23,144,178)	438,039
Interest receivable	(1,320)	(5)
Net Payable for investment securities purchased	1,257,366	-
Other assets	-	1,180
Other liabilities	2,172	1,382
Net cash provided by (used in) operating activities	(22,013,753)	325,078

Cash flows from financing activities:
Proceeds from sale of Shares	22,299,645	-
Redemption of Shares	(285,633)	(321,506)
Net cash provided by (used in) financing activities	22,014,012	(321,506)

Net change in cash equivalents	259	3,572
Cash equivalents, beginning of period	13,162	8,570
Cash equivalents, end of period	$13,421	$12,142

The accompanying notes are an integral part of these financial statements.

7RCC SPOT BITCOIN AND CARBON CREDIT FUTURES ETF

STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Cash and cash equivalents	$100	$100
Total assets	100	100

Net assets	$100	$100

Shares outstanding	4	4

Net asset value per share	$25.00	$25.00

Market value per share	$-	$-

The accompanying notes are an integral part of these financial statements.

7RCC SPOT BITCOIN AND CARBON CREDIT FUTURES ETF

STATEMENTS OF OPERATIONS

(Unaudited)

Three months ended
March 31, 2026
Income
Total income	-

Expenses
Total expenses	-

Expenses waived by the Sponsor	-

Total expenses, net	-

Net income	$-

Net increase in net asset value per share
Net income per weighted average share	$-
Weighted average shares outstanding	4

The accompanying notes are an integral part of these financial statements.

7RCC SPOT BITCOIN AND CARBON CREDIT FUTURES ETF

STATEMENTS OF CHANGE IN NET ASSET

(Unaudited)

Three months ended
March 31, 2026
Operations
Net income	$-
Capital transactions
Issuance of Shares	-
Redemption of Shares	-
Total capital transactions	-
Net change in net assets	-

Net assets, beginning of period	$100

Net assets, end of period	$100

Net asset value per share at beginning of period	$25.00

Net asset value per share at end of period	$25.00

Creation of Shares	-
Redemption of Shares	-

The accompanying notes are an integral part of these financial statements.

7RCC SPOT BITCOIN AND CARBON CREDIT FUTURES ETF

STATEMENTS OF CASH FLOWS

(Unaudited)

Three months ended
March 31, 2026
Cash flows from operating activities:
Net income	$-
Adjustments to reconcile net income to net cash provided by operating activities:
Net change in unrealized appreciation on cryptocurrency futures contracts	-
Changes in operating assets and liabilities:
Due from broker	-
Interest receivable	-
Management fee payable to Sponsor	-
Net cash provided by operating activities	-

Cash flows from financing activities:
Proceeds from sale of Shares	-
Redemption of Shares	-
Net cash (used in) provided by financing activities	-

Net change in cash and cash equivalents	-
Cash and cash equivalents beginning of period	100
Cash and cash equivalents end of period	$100

The accompanying notes are an integral part of these financial statements.

NOTES TO COMBINED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

Note 1 – Organization and Operation

Teucrium Commodity Trust (“Trust”), a Delaware statutory trust organized on September 11, 2009, is a series trust consisting of six series: Teucrium Corn Fund (“CORN”), Teucrium Sugar Fund (“CANE”), Teucrium Soybean Fund (“SOYB”), Teucrium Wheat Fund (“WEAT”), Teucrium Agricultural Fund (“TAGS”), and the 7RCC Spot Bitcoin and Carbon Credit Futures ETF ("BTCK").  On September 17, 2025, BTCK was established as a new series of the Trust.  BTCK has not commenced operations as of March 31, 2026.  The Hashdex Bitcoin Futures ETF (“DEFI”) was a series of the Trust prior to the merger closing on January 3, 2024. As discussed elsewhere in this Form 10-Q, the Trust, on behalf of its series, Hashdex Bitcoin Futures Fund ("Acquired Fund"), and Tidal Commodities Trust I, on behalf of its series, Hashdex Bitcoin Futures Fund, entered into an Agreement and Plan of Merger and Liquidation dated as of October 30, 2023 ("Plan of Merger"). The Merger closed on January 3, 2024.  Upon such closing, the Plan of Merger caused all of the Acquired Fund's shares to be canceled and the Acquired Fund to be liquidated. A Form 15 was filed with the U.S. Securities and Exchange Commission ("SEC") to de-register the Acquired Fund under the Securities Exchange Act of 1934 (the "Exchange Act"), which terminates the Exchange Act reporting obligations of the Acquired Fund. While the Acquired Fund's financials are included in the combined Trust financials for historical periods and for the stub period from January 1, 2024, to January 3, 2024, separate financial statements for the Acquired Fund are not provided. All of these series of the Trust are collectively referred to as the “Funds” and singularly as the “Fund.” Collectively, CORN, CANE, SOYB, WEAT, and TAGS are referred to as the “Agricultural Funds”. Each Fund is a commodity pool that is a series of the Trust. The Funds issue common units, called the “Shares,” representing fractional undivided beneficial interests in a Fund. Effective as of December 18, 2025, the Trust and the Funds operate pursuant to the Trust’s Sixth Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”).

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

On September 17, 2025, the Form S-1 for BTCK was filed with the SEC. The fund has not commenced investment operations.  As of March 31, 2026, the Fund issued four shares at $25.00 per share as seed capital. Other than the initial capitalization, the Fund had no operations, no investment activity, and no realized or unrealized gains or losses during the quarter ended March 31, 2026.  Net asset value remained unchanged at $25.00 per share from inception through the end of the period. The total net assets of $100 and the creation of shares of $100 for BTCK are included in the Trust's financial statements. As BTCK had not commenced operations as of the date of this filing, much of the information presented in these Notes to the Financial Statements is not applicable with respect to BTCK and therefore, BTCK is omitted from many of the presentations.

The sponsor of the Trust, Teucrium Trading, LLC ("Teucrium" or "Sponsor"), has not received any compensation dependent on the consummation of the Merger.

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

Note 2 – Principal Contracts and Agreements

The Sponsor employs U.S. Bank, N.A. as the Custodian of the non-bitcoin assets for the Funds. The principal business address for U.S. Bank, N.A. is 5065 Wooster Rd, Cincinnati, Ohio 45226. U.S. Bank, N.A. is a national banking association organized and existing under the laws of the United States of America with its principal place of business at Minneapolis, Minnesota. The principal address for U.S. Bancorp Fund Services, LLC doing business as U.S. Bank Global Fund Services (“Global Fund Services”) is 615 E. Michigan Street, Milwaukee, WI 53202. In addition, effective on the Conversion Date, Global Fund Services, a wholly owned subsidiary of U.S. Bank, N.A. commenced serving as administrator for each Fund, performing certain administrative, accounting services, and preparing certain SEC reports on behalf of the Funds, and also became the registrar and transfer agent for each Fund’s Shares. For such services, U.S. Bank N.A. and Global Fund Services will receive an asset-based fee, subject to a minimum annual fee.

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

Marex Capital Markets, Inc. (“Marex”), StoneX Financial Inc. (“StoneX”), and ADM Investor Services, Inc. ("ADMIS") serve as the Funds’ clearing brokers to execute and clear futures contracts and provide other brokerage-related services. Marex and StoneX are each registered as futures commission merchants (“FCM”) with the U.S. CFTC and are members of the NFA. The clearing brokers are registered as broker-dealers with the SEC and are each a member of FINRA. Marex, and StoneX are each clearing members of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar and Wheat Futures Contracts, Marex is paid $4.00 per half-turn. StoneX is paid $4.50 per half-turn exclusive of pass through fees for the exchange and the NFA. ADMIS is paid $4.00 per futures contract half-turn, plus exchange fees.. Additionally, if the monthly commissions paid by each Fund does not equal or exceed 16.5% return on the StoneX Capital Requirement at 9.6% of the Exchange Maintenance Margin, each Fund will pay a true up to meet that return at the end of each month. These expenses are recognized on a per-trade basis. The half-turn is recognized as an unrealized loss on the statements of operations, and a full turn is recognized as a realized loss on the statements of operations when a contract is sold.  A summary of these expenses can be found below under the heading Brokerage Commissions.

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

Three months ended March 31, 2026	CORN	SOYB	CANE	WEAT	TAGS	BTCK	TRUST
Amount Recognized for Custody Services	$26,867	$15,613	$9,496	$59,392	$6,355	$-	$117,723
Amount of Custody Services Waived	$-	$-	$-	$-	$6,355	$-	$6,355

Amount Recognized for Distribution Services	$5,698	$4,228	$1,647	$12,989	$892	$-	$25,454
Amount of Distribution Services Waived	$-	$-	$-	$-	$892	$-	$892

Amount Recognized for Wilmington Trust	$-	$-	$-	$-	$-	$-	$-
Amount of Wilmington Trust Waived	$-	$-	$-	$-	$-	$-	$-

Three months ended March 31, 2025	CORN	SOYB	CANE	WEAT	TAGS	BTCK	TRUST
Amount Recognized for Custody Services	$31,170	$16,358	$7,829	$52,311	$2,460	$-	$110,128
Amount of Custody Services Waived	$-	$-	$-	$-	$2,460	$-	$2,460

Amount Recognized for Distribution Services	$9,287	$4,688	$2,979	$14,862	$1,020	$-	$32,836
Amount of Distribution Services Waived	$-	$-	$-	$-	$1,020	$-	$1,020

Amount Recognized for Wilmington Trust	$-	$-	$-	$-	$-	$-	$-
Amount of Wilmington Trust Waived	$-	$-	$-	$-	$-	$-	$-

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared on a combined basis in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as detailed in the Financial Accounting Standards Board’s Accounting Standards Codification and include the accounts of the Trust, CORN, CANE, SOYB, WEAT, TAGS, DEFI, and BTCK. Refer to the accompanying separate financial statements for each Fund for more detailed information. The periods represented by the financial statements herein contain the results of CORN, SOYB, CANE, WEAT, TAGS, DEFI, and BTCK for the months during which each Fund was in operation, except for eliminations for TAGS as explained below.

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

Brokerage Commissions

The Sponsor recognizes the expense for brokerage commissions for futures contract trades on a per-trade basis. The below table shows the amounts included on the statements of operations as total brokerage commissions paid inclusive of unrealized loss for the three months ended March 31, 2026 and 2025.

	CORN	SOYB	CANE	WEAT	TAGS	BTCK	TRUST
Three months ended March 31, 2026	$59,360	$6,208	$15,144	$43,827	$-	$-	$124,538
Three months ended March 31, 2025	$10,071	$3,340	$3,148	$13,934	$-	$-	$30,493

Income Taxes

The Trust is organized and will be operated as a Delaware statutory trust. For federal income tax purposes, each Fund , except for BTCK will be treated as a publicly traded partnership. A publicly traded partnership is generally treated as a corporation for federal income tax purposes unless 90% or more of the publicly traded partnership’s gross income for each taxable year of its existence consists of qualifying income as defined in section 7704(d) of the Internal Revenue Code of 1986, as amended. Qualifying income is defined as generally including, in pertinent part, interest (other than from a financial business), dividends, and gains from the sale or disposition of capital assets held for the production of interest or dividends. In the case of a partnership of which a principal activity is the buying and selling of commodities, other than as inventory, or of futures, forwards and options with respect to commodities, qualifying income also includes income and gains from commodities and from futures, forwards, options with respect to commodities and, provided the partnership is a trader or investor with respect to such assets, swaps and other notional principal contracts with respect to commodities. Each Fund expects that at least 90% of the Fund’s gross income for each taxable year will consist of qualifying income and that the Fund will be taxed as a partnership for federal income tax purposes. Therefore, the Funds do not record a provision for income taxes because the shareholders report their share of a Fund’s income or loss on their income tax returns. The financial statements reflect the Funds’ transactions without adjustment, if any, required for income tax purposes.

BTCK has elected to be classified as a corporation for U.S. federal income tax purposes.

The Funds are required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Funds file income tax returns in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2023 to 2025, the Funds remain subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Funds recording a tax liability that reduces net assets. Based on their analysis, the Funds have determined that they have not incurred any liability for unrecognized tax benefits as of March 31, 2026, and for the years ended December 31, 2025, 2024 and 2023. However, the Funds’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

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

The Funds recognize interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three months ended March 31, 2026 and 2025.

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

March 31, 2026

	CORN	SOYB	CANE	WEAT	TAGS	BTCK	TRUST
Money Market Funds	$195,750,733	$24,937,904	$43,479,732	$150,972,638	$13,421	$-	$415,154,427
Demand Deposit Savings Accounts	11,412,960	5,986,259	2,503,580	11,345,199	-	100	31,248,099
Commercial Paper	65,765,186	22,446,752	14,874,564	91,955,776	-	-	195,042,278
Total cash and cash equivalents as presented on the Statement of Assets and Liabilities	$272,928,879	$53,370,915	$60,857,876	$254,273,613	$13,421	$100	$641,444,804

December 31, 2025

	CORN	SOYB	CANE	WEAT	TAGS	BTCK	TRUST
Money Market Funds	$11,379,804	$15,652,455	$9,084,397	$46,066,158	$13,162	$-	$82,195,976
Demand Deposit Savings Accounts	11,312,371	5,933,499	2,481,514	11,245,207	-	100	30,972,591
Commercial Paper	22,399,306	17,432,415	2,491,556	49,780,895	-	-	92,104,172
Total cash and cash equivalents as presented on the Statement of Assets and Liabilities	$45,091,481	$39,018,369	$14,057,467	$107,092,260	$13,162	$100	$205,272,739

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

Sponsor Fee, Allocation of Expenses and Related Party Transactions

The Sponsor is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency, compliance, and other necessary services to the Fund, including services directly attributable to the Trust and the Funds such as accounting, financial reporting, regulatory compliance, and trading activities. In some cases, at its discretion, the Sponsor may elect not to outsource certain of these expenses.

In addition, the Agricultural Funds, except for TAGS, which has no such fee, are contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum.

The Agricultural Funds generally pay for all brokerage fees, taxes, and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. Each Fund also pays its portion of the fees and expenses associated with the Trust’s tax accounting and reporting requirements. Certain aggregate expenses common to all Funds within the Trust are allocated by the Sponsor to the respective Funds based on activity drivers deemed most appropriate by the Sponsor for such expenses, including but not limited to relative assets under management and creation order activity. These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Marketing Agent, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to services provided by the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Trust and the Funds. Such expenses are, primarily, included as distribution and marketing fees on the statements of operations. These amounts, for the Trust and for each Fund, are detailed in the notes to the financial statements included in Part I of this filing.

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

Three months ended March 31, 2026	CORN	SOYB	CANE	WEAT	TAGS	BTCK	TRUST
Recognized Related Party Transactions	$120,334	$79,368	$32,107	$282,788	$17,428	$-	$532,025
Waived Related Party Transactions	$-	$-	$-	$-	$17,428	$-	$17,428

Three months ended March 31, 2025	CORN	SOYB	CANE	WEAT	TAGS	TRUST
Recognized Related Party Transactions	$160,255	$80,137	$52,042	$257,914	$17,829	$568,177
Waived Related Party Transactions	$-	$-	$-	$-	$17,829	$17,829

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

	CORN	SOYB	CANE	WEAT	TAGS	BTCK	TRUST
Three months ended March 31, 2026	$-	$-	$-	$-	$54,270	$-	$54,270
Three months ended March 31, 2025	$-	$-	$-	$-	$50,854	$-	$50,854

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

Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Trust has the ability to access. Valuation adjustments and block discounts are not applied to Level 1 futures contracts held by CORN, SOYB, CANE, and WEAT, the securities of the Underlying Funds held by TAGS, and any other securities held by any Fund, together referenced throughout this filing as “financial instruments.” Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

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

On March 31, 2026 and December 31, 2025, in the opinion of the Trust, the reported value at the close of the market for each commodity and cryptocurrency contract fairly reflected the value of the futures and no alternative valuations were required other than as described below.

For the three months ended March 31, 2026 and year ended December 31, 2025, the Funds did not have any significant transfers between any of the levels of the fair value hierarchy, except for the Wheat Fund DEC 26 commodity futures contracts, which for the quarter ended June 30, 2025 traded with an average daily volume less than 175 contracts. For the quarter ended March 31, 2026, the Wheat Fund DEC 26 futures contracts traded with an average daily volume greater than 175 contracts and were reflected as a Level 1 asset.

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

Note 4 – Fair Value Measurements

The Trust’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Trust’s significant accounting policies in Note 3. The following table presents information about the Trust’s assets and liabilities measured at fair value as of March 31, 2026 and December 31, 2025:

Assets:	Level 1	Level 2	Level 3	Balance as of March 31, 2026
Cash Equivalents	$610,196,705	$-	$-	$610,196,705
Commodity Futures Contracts
Corn futures contracts	130,097	-	-	130,097
Soybean futures contracts	1,825,673	-	-	1,825,673
Sugar futures contracts	1,607,856	-	-	1,607,856
Wheat futures contracts	13,094,464	-	-	13,094,464
Total	$626,854,795	$-	$-	$626,854,795

Liabilities	Level 1	Level 2	Level 3	Balance as of March 31, 2026
Commodity Futures Contracts
Corn futures contracts	$1,809,947	$-	$-	$1,809,947
Soybean futures contracts	20,562	-	-	20,562
Total	$1,830,509	$-	$-	$1,830,509

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2025
Cash Equivalents	$174,300,148	$-	$-	$174,300,148
Commodity Futures Contracts
Corn futures contracts	50,255	-	-	50,255
Total	$174,350,403	$-	$-	$174,350,403

Liabilities	Level 1	Level 2	Level 3	Balance as of December 31, 2025
Cash Equivalents
Commodity Futures Contracts
Corn futures contracts	$170,785	$-	$-	$170,785
Soybean futures contracts	2,185,227	-	-	2,185,227
Sugar futures contracts	1,150,617	-	-	1,150,617
Wheat futures contracts	7,314,828	-	-	7,314,828
Total	$10,821,457	$-	$-	$10,821,457

Teucrium Corn Fund

				Balance as of
Assets:	Level 1	Level 2	Level 3	March 31, 2026
Cash Equivalents	$261,515,919	$-	$-	$261,515,919
Commodity Futures Contracts
Corn futures contracts	130,097	-	-	130,097
Total	$261,646,016	$-	$-	$261,646,016

				Balance as of
Liabilities	Level 1	Level 2	Level 3	March 31, 2026
Commodity Futures Contracts
Corn futures contracts	$1,809,947	$-	$-	$1,809,947

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2025
Cash Equivalents	$33,779,110	$-	$-	$33,779,110
Commodity Futures Contracts
Corn futures contracts	50,255	-	-	50,255
Total	$33,829,365	$-	$-	$33,829,365

				Balance as of
Liabilities	Level 1	Level 2	Level 3	December 31, 2025
Commodity Futures Contracts
Corn futures contracts	$170,785	$-	$-	$170,785

Teucrium Soybean Fund

				Balance as of
Assets:	Level 1	Level 2	Level 3	March 31, 2026
Cash Equivalents	$47,384,656	$-	$-	$47,384,656
Commodity Futures Contracts
Soybean futures contracts	1,825,673	-	-	1,825,673
Total	$49,210,329	$-	$-	$49,210,329

				Balance as of
Liabilities	Level 1	Level 2	Level 3	March 31, 2026
Commodity Futures Contracts
Soybean futures contracts	$20,562	$-	$-	$20,562

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2025
Cash Equivalents	$33,084,870	$-	$-	$33,084,870

				Balance as of
Liabilities	Level 1	Level 2	Level 3	December 31, 2025
Commodity Futures Contracts
Soybean futures contracts	$2,185,227	$-	$-	$2,185,227

Teucrium Sugar Fund

				Balance as of
Assets:	Level 1	Level 2	Level 3	March 31, 2026
Cash Equivalents	$58,354,296	$-	$-	$58,354,296
Commodity Futures Contracts
Sugar futures contracts	1,607,856	-	-	1,607,856
Total	$59,962,152	$-	$-	$59,962,152

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2025
Cash Equivalents	$11,575,953	$-	$-	$11,575,953
Sugar futures contracts	-	-	-	-
Total	$11,575,953	$-	$-	$11,575,953

				Balance as of
Liabilities	Level 1	Level 2	Level 3	December 31, 2025
Commodity Futures Contracts
Sugar futures contracts	$1,150,617	$-	$-	$1,150,617

Teucrium Wheat Fund

				Balance as of
Assets:	Level 1	Level 2	Level 3	March 31, 2026
Cash Equivalents	$242,928,414	$-	$-	$242,928,414
Commodity Futures Contracts
Wheat futures contracts	13,094,464	-	-	13,094,464
Total	$256,022,878	$-	$-	$256,022,878

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2025
Cash Equivalents	$95,847,053	$-	$-	$95,847,053

				Balance as of
Liabilities	Level 1	Level 2	Level 3	December 31, 2025
Commodity Futures Contracts
Wheat futures contracts	$7,314,828	$-	$-	$7,314,828

Teucrium Agricultural Fund

				Balance as of
Assets:	Level 1	Level 2	Level 3	March 31, 2026
Exchange Traded Funds	$30,495,559	$-	$-	$30,495,559
Cash Equivalents	13,421	-	-	13,421
Total	$30,508,980	$-	$-	$30,508,980

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2025
Exchange Traded Funds	$6,298,329	$-	$-	$6,298,329
Cash Equivalents	13,162	-	-	13,162
Total	$6,311,491	$-	$-	$6,311,491

For the three months ended March 31, 2026 and year ended December 31, 2025, the Funds did not have any significant transfers between any of the levels of the fair value hierarchy, except for the Wheat Fund's DEC 26 commodity futures contracts, which for the quarter ended June 30, 2025 traded with an average daily volume less than 175 contracts and were reflected as a Level 2 asset. For the quarter ended September 30, 2025, the Wheat Fund's DEC 26 futures contracts traded with an average daily volume greater than 175 contracts and were reflected as a Level 1 asset. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Funds consider the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Funds utilize derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Funds’ derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Funds are also subject to additional counterparty risk due to the inability of its counterparties to meet the terms of their contracts. For the three months ended March 31, 2026 and year ended December 31, 2025, the Funds invested only in commodity and cryptocurrency futures contracts specifically related to each Fund.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk, and held by the FCMs, Marex, and StoneX as of March 31, 2026, and December 31, 2025.

*The amount of collateral presented in Collateral, Due from Broker, is limited to the liability for the futures contracts and accordingly does not include the excess collateral pledged.

Offsetting of Financial Assets and Derivative Assets as of March 31, 2026
	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Teucrium Corn Fund: Corn futures contracts	$130,097	$-	$130,097	$130,097	$-	$-
Teucrium Soybean Fund: Soybean futures contracts	1,825,673	-	1,825,673	20,562	-	1,805,111
Teucrium Sugar Fund: Sugar futures contracts	1,607,856	-	1,607,856	1,607,856	-	-
Teucrium Wheat Fund: Wheat futures contracts	13,094,464	-	13,094,464	13,094,464	-	-
Teucrium Commodity Trust Total	$16,658,090	$-	$16,658,090	$14,852,979	$-	$1,805,111

Offsetting of Financial Liabilities and Derivative Liabilities as of March 31, 2026
	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity Price
Teucrium Corn Fund: Corn futures contracts	$1,809,947	$-	$1,809,947	$130,097	$1,679,850	$-
Teucrium Soybean Fund: Soybean futures contracts	20,562	-	20,562	20,562	-	-
Teucrium Commodity Trust Total	$1,830,509	$-	$1,830,509	$150,659	$1,679,850	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2025
	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Teucrium Corn Fund: Corn futures contracts	$50,255	$-	$50,255	$50,255	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2025
	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity Price
Teucrium Corn Fund: Corn futures contracts	$170,785	$-	$170,785	$50,255	$120,530	$-
Teucrium Soybean Fund: Soybean futures contracts	2,185,227	-	2,185,227	-	2,185,227	-
Teucrium Sugar Fund: Sugar futures contracts	1,150,617	-	1,150,617	-	1,150,617	-
Teucrium Wheat Fund: Wheat futures contracts	7,314,828	-	7,314,828	-	7,314,828	-
Teucrium Commodity Trust Total	$10,821,457	$-	$10,821,457	$50,255	$10,771,202	$-

The following is a summary of realized and unrealized gains (losses) of the derivative instruments utilized by the Trust:

Three months ended March 31, 2026

	Realized Gain (Loss) on Commodity Futures Contracts	Net Change in Unrealized Appreciation (Depreciation) on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$659,685	$(1,559,320)
Soybean futures contracts	362,172	3,990,338
Sugar futures contracts	(832,556)	2,758,473
Wheat futures contracts	4,259,468	20,409,292
Total commodity futures contracts	$4,448,769	$25,598,783

Three months ended March 31, 2025

	Realized Gain (Loss) on Commodity Futures Contracts	Net Change in Unrealized Appreciation (Depreciation) on Commodity Futures Contracts
Commodity Price and Cryptocurrency Price
Corn futures contracts	$(3,964,335)	$(1,596,170)
Soybean futures contracts	(2,632,854)	596,685
Sugar futures contracts	(482,314)	1,873,597
Wheat futures contracts	(10,037,305)	(8,958,463)
Total commodity and cryptocurrency futures contracts	$(17,194,951)	$(7,969,968)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for the futures contracts held for the three months ended March 31, 2026 and for the three months ended March 31, 2025.

	CORN	SOYB	CANE	WEAT	TRUST
Three Months Ended March 31, 2026	133,379,613	44,961,250	32,797,184	186,837,854	397,975,901
Three Months Ended March 31, 2025	53,720,483	26,755,671	12,313,668	105,489,813	198,279,635

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

Note 7 - Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the three months ended March 31, 2026 and 2025. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

Teucrium Corn Fund:

	Three months ended	Three months ended
	March 31, 2026	March 31, 2025
Per Share Operation Performance
Net asset value at beginning of period	$17.73	$18.76
Income from investment operations:
Interest income	0.17	0.21
Net realized and unrealized gain (loss) on commodity futures contracts	0.58	(0.27)
Total expenses, net	(0.14)	(0.17)
Net increase (decrease) in net asset value	0.61	(0.23)
Net asset value at end of period	$18.34	$18.53
Total Return	3.42%	-1.24%
Ratios to Average Net Assets (Annualized)
Total expenses	3.16%	3.59%
Total expenses, net	3.16%	3.59%
Net investment income	0.61%	0.70%

Teucrium Soybean Fund:

	Three months ended	Three months ended
	March 31, 2026	March 31, 2025
Per Share Operation Performance
Net asset value at beginning of period	$21.88	$21.47
Income from investment operations:
Interest income	0.21	0.23
Net realized and unrealized gain (loss) on commodity futures contracts	2.48	(0.15)
Total expenses, net	(0.17)	(0.22)
Net increase (decrease) in net asset value	2.52	(0.14)
Net asset value at end of period	$24.40	$21.33
Total Return	11.47%	-0.65%
Ratios to Average Net Assets (Annualized)
Total expenses	2.94%	4.04%
Total expenses, net	2.94%	4.04%
Net investment income	0.68%	0.25%

Teucrium Sugar Fund:

	Three months ended	Three months ended
	March 31, 2026	March 31, 2025
Per Share Operation Performance
Net asset value at beginning of period	$9.79	$11.41
Income (loss) from investment operations:
Interest income	0.09	0.12
Net realized and unrealized gain (loss) on commodity futures contracts	0.63	0.83
Total expenses, net	(0.08)	(0.14)
Net increase (decrease) in net asset value	0.64	0.81
Net asset value at end of period	$10.43	$12.22
Total Return	6.56%	7.12%
Ratios to Average Net Assets (Annualized)
Total expenses	3.23%	4.69%
Total expenses, net	3.23%	4.69%
Net investment income (loss)	0.41%	-0.45%

Teucrium Wheat Fund*:

	Three months ended	Three months ended
	March 31, 2026	March 31, 2025
Per Share Operation Performance
Net asset value at beginning of period	$19.99	$24.14
Income (loss) from investment operations:
Interest income	0.19	0.26
Net realized and unrealized gain (loss) on commodity futures contracts	3.47	(0.78)
Total expenses, net	(0.17)	(0.21)
Net increase (decrease) in net asset value	3.49	(0.73)
Net asset value at end of period	$23.48	$23.41
Total Return	17.45%	(3.01%)
Ratios to Average Net Assets (Annualized)
Total expenses	3.21%	3.39%
Total expenses, net	3.21%	3.39%
Net investment income	0.38%	0.92%

*During the year ended December 31, 2025, the Fund effected the following reverse share split: November 25, 2025, a 1 for 5 reverse share split. Per-share information for all prior periods has been retroactively adjusted to reflect this reverse share split.

Teucrium Agricultural Fund:

	Three months ended	Three months ended
	March 31, 2026	March 31, 2025
Per Share Operation Performance
Net asset value at beginning of period	$22.94	$25.10
Income (loss) from investment operations:
Net realized and unrealized gain (loss) on investment transactions	2.22	0.16
Total expenses, net	0.00	(0.01)
Net increase (decrease) in net asset value	2.22	0.15
Net asset value at end of period	$25.16	$25.25
Total Return	9.68%	0.60%
Ratios to Average Net Assets (Annualized)
Total expenses	2.60%	2.08%
Total expenses, net	0.10%	0.10%
Net investment loss	-0.03%	-0.10%

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

Note 8 – Detail of the net assets and shares outstanding of the Funds that are a series of the Trust

The following are the net assets and shares outstanding of each Fund that is a series of the Trust and, thus, in total, comprise the combined net assets of the Trust:

March 31, 2026

	Outstanding
	Shares	Net Assets
Teucrium Corn Fund	16,725,000	$306,706,756
Teucrium Soybean Fund	2,275,000	55,500,302
Teucrium Sugar Fund	6,525,000	68,079,419
Teucrium Wheat Fund	12,929,970	303,605,367
7RCC Spot Bitcoin and Carbon Credit Futures ETF	4	100
Teucrium Agricultural Fund:
Net assets including the investment in the Underlying Funds		30,505,187
Less: Investment in the Underlying Funds		(30,495,559)
Net for the Fund in the combined net assets of the Trust		9,628
Teucrium Commodity Trust Total		$733,901,572

December 31, 2025

	Outstanding
	Shares	Net Assets
Teucrium Corn Fund	2,650,000	$46,989,404
Teucrium Soybean Fund	1,775,000	38,845,405
Teucrium Sugar Fund	1,500,000	14,686,991
Teucrium Wheat Fund	5,654,970	113,057,434
7RCC Spot Bitcoin and Carbon Credit Futures ETF	4	100
Teucrium Agricultural Fund:	275,000
Net assets including the investment in the Underlying Funds		6,307,971
Less: Investment in the Underlying Funds		6,298,329
Net for the Fund in the combined net assets of the Trust		9,642
Total		$213,588,976

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

The Trust is a series trust consisting of six series, CORN, CANE, SOYB, WEAT, TAGS and BTCK, each is a Fund separately managed by the Sponsor and as a series of the Trust, each Fund is a reportable segment of the Trust. An additional series of the Trust, the DEFI Fund, was managed by the sponsor and is a reportable segment of the Trust through its merger with Hashdex Bitcoin Futures Fund based on a Plan of Merger through January 3, 2024, on which day the DEFI Fund was sold and liquidated out of the Trust.  The sixth series of the Trust, BTCK, is in registration and as of March 31, 2026 had four shares seeded at a net asset value per share of $25.00 per share, but had not yet been declared effective. BTCK will be managed by the Sponsor and be a reportable segment.

Each Fund operates with the goal of meeting its respective investment objective, refer to Note 1 for description of investment objectives of each of the Funds. Refer to Note 2 and Note 3 for descriptions of the accounting policies of each of the Funds which are described and are managed by the Sponsor of the Funds. For the three and nine months ended March 31, 2026 and  March 31, 2025 and for the years ended December 31, 2025, 2024, and 2023, the CODM of each Fund, and therefore the CODM of the Trust, evaluates the performance of the Trust by evaluating each Funds' performance.  The CODM assesses relative asset levels as presented in the Fund's statements of assets and liabilities as well as interest income, and the expense categories as presented in the Fund’s statement of operations in determining resources allocation and overall management decisions of that Fund. The Trust eliminates intercompany balances to report the combined results on a Trust level, which primarily relates to TAGS investment in the Underlying Funds.

The Trust combining statements of assets and liabilities and combining statements of operations by reporting segment are presented below.

Combining Statements of Assets and Liabilities for March 31, 2026

	Teucrium Corn Fund	Teucrium Soybean Fund	Teucrium Sugar Fund	Teucrium Wheat Fund	Teucrium Agricultural Fund	7RCC Spot Bitcoin and Carbon Credit Futures ETF	Eliminations	Teucrium Commodity Trust
Assets
Cash and cash equivalents	$272,928,879	$53,370,915	$60,857,876	$254,273,613	$13,421	$100	$-	$641,444,804
Interest receivable	152,518	44,454	45,347	191,986	1,376	-	-	435,681
Other assets	-	-	8,904	-	-	-	-	8,904
Capital shares receivable	22,006,320	-	5,216,900	32,873,540	1,257,945	-	-	61,354,705
Equity in trading accounts:								-
Commodity futures contracts	130,097	1,825,673	1,607,856	13,094,464	-	-	-	16,658,090
Due from broker	13,559,455	362,740	424,099	3,551,341	-	-	-	17,897,635
Investments in exchange traded funds, at fair value (cost: $31,300,866 as of December 31, 2025)					30,495,559		(30,495,559)	-
Total equity in trading accounts	13,689,552	2,188,413	2,031,955	16,645,805	30,495,559	-	(30,495,559)	34,555,725
Total assets	$308,777,269	$55,603,782	$68,160,982	$303,984,944	$31,768,301	$100	$(30,495,559)	$737,799,819

Liabilities
Management fee payable to Sponsor	$104,962	$40,386	$25,209	$174,561	$-	$-	$-	$345,118
Payable for investment securities purchased	-	-	-	-	1,257,366	-	-	1,257,366
Other liabilities	155,604	42,532	56,354	205,016	5,748	-	-	465,254
Equity in trading accounts:								-
Commodity futures contracts	1,809,947	20,562	-	-	-	-	-	1,830,509
Total equity in trading accounts	1,809,947	20,562	-	-	-	-	-	1,830,509
Total liabilities	2,070,513	103,480	81,563	379,577	1,263,114	-	-	3,898,247
								$-
Net Assets	$306,706,756	$55,500,302	$68,079,419	$303,605,367	$30,505,187	$100	$(30,495,559)	$733,901,572

Combining Statements of Assets and Liabilities for December 31, 2025

	Teucrium Corn Fund	Teucrium Soybean Fund	Teucrium Sugar Fund	Teucrium Wheat Fund	Teucrium Agricultural Fund	7RCC Spot Bitcoin and Carbon Credit Futures ETF	Eliminations	Teucrium Commodity Trust
Assets
Cash and cash equivalents	$45,091,481	$39,018,369	$14,057,467	$107,092,260	$13,162	$100	$-	$205,272,839
Interest receivable	59,310	45,367	24,116	58,047	56	-	-	186,896
Equity in trading accounts:								-
Commodity futures contracts	50,255	-	-	-	-	-	-	50,255
Due from broker	2,065,122	3,155,013	1,809,178	13,396,313	-	-	-	20,425,626
Investments in exchange traded funds, at fair value (cost: $8,156,688 as of December 31, 2025)	-	-	-	-	6,298,329	-	(6,298,329)	-
Total equity in trading accounts	2,115,377	3,155,013	1,809,178	13,396,313	6,298,329	-	(6,298,329)	20,475,881
Total assets	$47,266,168	$42,218,749	$15,890,761	$120,546,620	$6,311,547	$100	$(6,298,329)	225,935,616

Liabilities
Management fee payable to Sponsor	$41,974	$43,174	$12,645	$99,094	$-	$-	$-	$196,887
Other liabilities	64,005	50,703	40,508	75,264	3,576	-	-	234,056
Payable for Shares redeemed	-	1,094,240	-	-	-	-		1,094,240
Equity in trading accounts:							-
Commodity futures contracts	170,785	2,185,227	1,150,617	7,314,828	-	-	-	10,821,457
Total equity in trading accounts	170,785	2,185,227	1,150,617	7,314,828	-	-	-	10,821,457
Total liabilities	276,764	3,373,344	1,203,770	7,489,186	3,576	-	-	12,346,640

Net Assets	$46,989,404	$38,845,405	$14,686,991	$113,057,434	$6,307,971	$100	$(6,298,329)	$213,588,976

Combining Statements of Operations for March 31, 2026

	Teucrium Corn Fund	Teucrium Soybean Fund	Teucrium Sugar Fund	Teucrium Wheat Fund	Teucrium Agricultural Fund	7RCC Spot Bitcoin and Carbon Credit Futures ETF	Eliminations	Teucrium Commodity Trust
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$659,685	$362,172	$(832,556)	$4,259,468	$-	$-	$-	$4,448,769
Net change in unrealized appreciation (depreciation) on commodity futures contracts	(1,559,320)	3,990,338	2,758,473	20,409,292	-	-	-	25,598,783
Realized gain (loss) on securities					(127,074)		127,074	-
Net change in unrealized appreciation (depreciation) on securities					1,053,052		(1,053,052)	-
Interest income	674,167	376,683	172,613	1,333,991	1,452	-	-	2,558,906
Total income (loss)	(225,468)	4,729,193	2,098,530	26,002,751	927,430	-	(925,978)	32,606,458

Expenses
Management fees	179,112	104,089	47,477	371,199	-	-	-	701,877
Professional fees	108,626	63,494	30,860	244,568	12,316	-	-	459,864
Distribution and marketing fees	223,891	104,089	54,599	461,792	26,592	-	-	870,963
Custodian fees and expenses	26,867	15,613	9,496	59,392	6,355	-	-	117,723
Business permits and licenses fees	8,956	8,327	3,798	18,560	9,613	-	-	49,254
General and administrative expenses	17,911	10,409	7,122	37,120	1,558	-	-	74,120
Other expenses	-	-	-	-	7	-	-	7
Total expenses	$565,363	$306,021	$153,352	$1,192,631	$56,441	$-	$-	$2,273,808

Expenses waived by the Sponsor	$-	$-	$-	$-	$(54,270)	$-	$-	$(54,270)

Total expenses, net	$565,363	$306,021	$153,352	$1,192,631	$2,171	$-	$-	$2,219,538

Net income (loss)	$(790,831)	$4,423,172	$1,945,178	$24,810,120	$925,259	$-	$(925,978)	$30,386,920

Combining Statements of Operations for March 31, 2025

	Teucrium Corn Fund	Teucrium Soybean Fund	Teucrium Sugar Fund	Teucrium Wheat Fund	Teucrium Agricultural Fund	7RCC Spot Bitcoin and Carbon Credit Futures ETF	Eliminations	Teucrium Commodity Trust
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$986,143	$(374,212)	$(501,254)	$(3,460,250)	$-	$-	$-	$(3,349,573)
Net change in unrealized appreciation (depreciation) on commodity futures contracts	(1,584,258)	187,460	1,511,527	(255,814)	-	-	-	(141,085)
Realized gain (loss) on securities	-	-	-	-	(113,063)		113,063	-
Net change in unrealized appreciation (depreciation) on securities	-	-	-	-	183,096		(183,096)	-
Interest income	661,287	280,709	132,719	1,294,423	107	-	-	2,369,245
Total income (loss)	63,172	93,957	1,142,992	(2,421,641)	70,140	-	(70,033)	(1,121,413)

Expenses
Management fees	154,242	65,432	31,316	300,624	-	-	-	551,614
Professional fees	84,255	43,803	27,581	136,099	11,469	-	-	303,207
Distribution and marketing fees	246,416	120,395	71,423	436,779	27,669	-	-	902,682
Custodian fees and expenses	31,170	16,358	7,829	52,311	2,460	-	-	110,128
Business permits and licenses fees	12,339	5,234	2,505	41,826	9,825	-	-	71,729
General and administrative expenses	25,116	13,086	6,263	48,100	1,992	-	-	94,557
Other expenses	-	-	-	3,006	1	-	-	3,007
Total expenses	$553,538	$264,308	$146,917	$1,018,745	$53,416	$-	$-	$2,036,924

Expenses waived by the Sponsor	$-	$-	$-	$-	$(50,854)	$-	$-	$(50,854)

Total expenses, net	$553,538	$264,308	$146,917	$1,018,745	$2,562	$-	$-	$1,986,070

Net income (loss)	$(490,366)	$(170,351)	$996,075	$(3,440,386)	$67,578	$-	$(70,033)	$(3,107,483)

Note 10 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended March 31, 2026 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Trust and Funds other than those noted below:

Trust:

Nothing to report

CORN:

Nothing to report.

SOYB:

The total net assets of the Teucrium Soybean Fund increased by 28.6% from March 31, 2026 to May 8, 2026. This was caused by an increase in the shares outstanding by 25.3% and an increase in the NAV/share of 2.6%.

CANE:

The total net assets of the Teucrium Sugar Fund increased by 22.6% from March 31, 2026 to May 8, 2026. This was caused by an increase in the shares outstanding by 29.5% and partially offset by a decrease in the NAV/share of (5.3%).

WEAT:

Nothing to report.

TAGS:

The total net assets of the Teucrium Agricultural Fund decreased by (26.1%) from March 31, 2026 to May 8, 2026. This was caused by a decrease in the shares outstanding by (25.8%) and a decrease in the NAV/share of (0.4%).

BTCK:

Nothing to report

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

Overview/Introduction

Teucrium Commodity Trust (“Trust”), a Delaware statutory trust organized on September 11, 2009, is a series trust consisting of six series: Teucrium Corn Fund (“CORN”), Teucrium Sugar Fund (“CANE”), Teucrium Soybean Fund (“SOYB”), Teucrium Wheat Fund (“WEAT”),  Teucrium Agricultural Fund ("TAGS") (collectively, “the Agricultural Funds”) and 7RCC Spot Bitcoin and Carbon Credit Futures ETF ("BTCK"). On September 17, 2025, BTCK was established as a new series of the Trust. All of the series of the Trust are collectively referred to as the “Funds” and singularly as the “Fund.” Each Fund is a commodity pool that is a series of the Trust. The Funds issue common units, called the “Shares,” representing fractional undivided beneficial interests in a Fund. Effective as of December 18, 2025, the Trust and the Funds operate pursuant to the Trust’s Sixth Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”).

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

On September 17, 2025, BTCK, was established as a new series of the Trust.  The fund has not commenced investment operations. As of December 10, 2025, the Fund issued four shares at $25.00 per share as seed capital. Other than the initial capitalization, the Fund had no operations, no investment activity, and no realized or unrealized gains or losses during the three months ended March 31, 2026.

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

The Sponsor of the Trust, Teucrium Trading, LLC (“Teucrium” or "Sponsor"), has not received any compensation dependent on the consummation of the Merger.

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

Recent macroeconomic conditions have been adversely impacted by geopolitical instability and military hostilities in multiple geographies. Geopolitical conflict, including war and armed conflicts (such as Russia’s continued military actions against Ukraine that started in February 2022, conflicts in the Middle East including the February 28, 2026 U.S./Israel strikes on Iran and Iran's retaliation, including the reported Strait of Hormuz closure, and the expansion of such conflicts in surrounding areas), sanctions, the introduction of or changes in tariffs or trade barriers (including U.S. tariff actions and retaliatory tariffs from key agriculture trading partners), global or local recessions, and acts of terrorism, can also, directly or indirectly, negatively impact, and/or cause volatility in, the price of commodities and the value, pricing, and liquidity of the investments or other assets held by a Fund.

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

Each Benchmark is rebalanced periodically to ensure that each of the Benchmark Component Futures Contracts is weighted in the same proportion as in the investment objective for each Fund. The following tables reflect the March 31, 2026, Benchmark Component Futures Contracts weights for each of the Funds, the contract held is identified by the generally accepted nomenclature of contract month and year, which may differ from the month in which the contract expires:

CORN Benchmark Component Futures Contracts	NOTIONAL AMT.	WEIGHT (%)
CBOT corn futures JUL26 (4,586 contracts)	$107,369,725	35%
CBOT corn futures SEP26 (3,913 contracts)	$92,004,413	30%
CBOT corn futures DEC26 (4,433 contracts)	$107,334,013	35%

TOTAL	$306,708,151	100%

SOYB Benchmark Component Futures Contracts	NOTIONAL AMT.	WEIGHT (%)
CBOT soybean futures JUL26 (326 contracts)	$19,331,800	35%
CBOT soybean futures NOV26 (288 contracts)	$16,668,000	30%
CBOT soybean futures NOV27 (350 contracts)	$19,490,625	35%

TOTAL	$55,490,425	100%

CANE Benchmark Component Futures Contracts	NOTIONAL AMT.	WEIGHT (%)
ICE sugar futures JUL26 (1,357 contracts)	$23,831,091	35%
ICE sugar futures OCT26 (1,136 contracts)	$20,420,736	30%
ICE sugar futures MAR27 (1,275 contracts)	$23,833,320	35%

TOTAL	$68,085,147	100%

WEAT Benchmark Component Futures Contracts	NOTIONAL AMT.	WEIGHT (%)
CBOT wheat futures JUL26 (3,393 contracts)	$106,285,725	35%
CBOT wheat futures SEP26 (2,854 contracts)	91,078,275	30%
CBOT wheat futures DEC26 (3,247 contracts)	$106,258,075	35%

TOTAL	$303,622,075	100%

TAGS Benchmark Component Shares	FAIR VALUE	WEIGHT (%)
Teucrium Corn Fund	$7,603,514	25%
Teucrium Soybean Fund	$7,661,665	25%
Teucrium Wheat Fund	$7,682,288	25%
Teucrium Sugar Fund	$7,548,092	25%

TOTAL	$30,495,559	100%

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

The Funds seek to earn interest and other income (“interest income”) from cash equivalents that it purchases and, on the cash it holds through the Custodian or other financial institutions. The Sponsor anticipates that the interest income will increase the NAV of each Fund. The Funds apply the interest income to the acquisition of additional investments or use it to pay its expenses. If the Fund reinvests the earned interest income, it makes investments that are consistent with its investment objectives as disclosed. Any cash equivalent invested by a Fund will have original maturity dates of three and nine months or less at inception. Any cash equivalent invested by a Fund will be deemed by the Sponsor to be of investment grade quality. As of March 31, 2026, available cash balances in each of the Funds were invested in the U.S. Bank Demand Deposit Account, Goldman Sachs Financial Square Government Fund, and in commercial paper with maturities of ninety days or less. Additionally, the CORN, SOYB, CANE, and WEAT Funds may invest a portion of the amount of funds required to be deposited with the FCM as initial margin in U.S. Treasury obligations with time to maturity of 90 days or less. The obligations are purchased and held in the respective Fund accounts through the FCM.

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

Performance Summary

This report covers the periods from January 1 to March 31, 2026 for CORN, SOYB, CANE, WEAT, and TAGS. Total expenses are presented both gross and net of any expenses waived or paid by the Sponsor that would have been incurred by the Funds (“expenses waived by the Sponsor”).

CORN Per Share Operation Performance
Net asset value at beginning of period	$17.73
Income from investment operations:
Interest income	0.17
Net realized and unrealized gain (loss) on commodity futures contracts	0.58
Total expenses, net	(0.14)
Net increase (decrease) in net asset value	0.61
Net asset value at end of period	$18.34
Total Return	3.42%
Ratios to Average Net Assets (Annualized)
Total expenses	3.16%
Total expenses, net	3.16%
Net investment income	0.61%

SOYB Per Share Operation Performance
Net asset value at beginning of period	$21.88
Income from investment operations:
Interest income	0.21
Net realized and unrealized gain (loss) on commodity futures contracts	2.48
Total expenses, net	(0.17)
Net increase (decrease) in net asset value	2.52
Net asset value at end of period	$24.40
Total Return	11.47%
Ratios to Average Net Assets (Annualized)
Total expenses	2.94%
Total expenses, net	2.94%
Net investment income	0.68%

CANE Per Share Operation Performance
Net asset value at beginning of period	$9.79
Income (loss) from investment operations:
Interest income	0.09
Net realized and unrealized gain (loss) on commodity futures contracts	0.63
Total expenses, net	(0.08)
Net increase (decrease) in net asset value	0.64
Net asset value at end of period	$10.43
Total Return	6.56%
Ratios to Average Net Assets (Annualized)
Total expenses	3.23%
Total expenses, net	3.23%
Net investment income (loss)	0.41%

WEAT Per Share Operation Performance
Net asset value at beginning of period	$19.99
Income (loss) from investment operations:
Interest income	0.19
Net realized and unrealized gain (loss) on commodity futures contracts	3.47
Total expenses, net	(0.17)
Net increase (decrease) in net asset value	3.49
Net asset value at end of period	$23.48
Total Return	17.45%
Ratios to Average Net Assets (Annualized)
Total expenses	3.21%
Total expenses, net	3.21%
Net investment income	0.38%

TAGS Per Share Operation Performance
Net asset value at beginning of period	$22.94
Income (loss) from investment operations:
Investment income	0.00
Net realized and unrealized gain (loss) on investment transactions	2.22
Total expenses, net	0.00
Net increase (decrease) in net asset value	$2.22
Net asset value at end of period	$25.16
Total Return	9.68%
Ratios to Average Net Assets (Annualized)
Total expenses	2.60%
Total expenses, net	0.10%

Past performance of a Fund is not necessarily indicative of future performance.

Results of Operations

The following includes a section for each Fund of the Trust.

The discussion below addresses the material changes in the results of operations for the three months ended March 31, 2026 compared to the same period in 2025. The following includes a section for each Fund of the Trust for the periods in which each Fund was in operation. CORN, SOYB, WEAT, CANE and TAGS each operated for the entirety of all periods.

Total expenses for the current and comparative periods are presented both gross and net of any expenses waived or paid by the Sponsor that would have been incurred by the Funds (“expenses waived by the Sponsor”). For all expenses waived in 2025 and 2026, the Sponsor has determined that no reimbursement will be sought in future periods. “Total expenses, net” is after the impact of any expenses waived by the Sponsor, are presented in the same manner as previously reported. There is, therefore, no impact to or change in the net gain or net loss in any period for the Trust and each Fund as a result of this change in presentation.

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

On March 31, 2026, CORN held a total of 12,932 CBOT Corn Futures contracts with a notional value of $306,708,151. The contracts had an asset fair value of $130,097 and a liability fair value of $1,809,947.  The weighting of the notional value of the contracts is as follows: (1) 35% to the JUL26 contracts, the second to expire CBOT Corn Futures Contract, (2) 30% to SEP26 CBOT contracts, the third to expire CBOT Corn Futures Contract, and (3) 35% to DEC26 CBOT contracts, the CBOT Corn Futures Contract expiring in the December following the expiration month of the third to expire contract.

	Quarter Ending	Quarter Ending	Quarter Ending
	March 31, 2026	March 31, 2025	December 31, 2025
Total Net Assets	$306,706,756	$51,414,972	$46,989,404
Shares Outstanding	16,725,000	2,775,004	2,650,000
Net Asset Value per share	$18.34	$18.53	$17.73
Closing Price	$18.40	$18.56	$17.73

Total net assets for the Fund increased year over year by 497%, driven by a combination of an increase in total shares outstanding of  13,949,996 shares or 503% and a decrease in the NAV per share of ($0.19) or (0%). The net assets for the Fund increased by 553% when comparing March 31, 2026, to December 31, 2025. The change in total net assets year over year, in the opinion of management, was generally due to a combination of the appreciation of commodity prices and investor inflows which was driven by which was driven by war and other geopolitical events, including but not limited to Russia and Ukraine and conflicts in the Middle East have caused and may continue to cause volatility in commodity prices.

For the Three Months Ended March 31, 2026, compared to the Three Months Ended March 31, 2025

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Average daily total net assets	$72,640,079	$62,553,870
Net realized and unrealized gain (loss) on futures contracts	$(899,635)	$(598,115)
Interest income earned on cash and cash equivalents	$674,167	$661,287
Annualized interest yield based on average daily total net assets	0.93%	1.06%
Net Income (Loss)	$(790,831)	$(490,366)
Weighted average share outstanding	4,019,722	3,219,171
Management Fees	$179,112	$154,242
Total gross fees and other expenses excluding management fees	$386,251	$399,296
Brokerage Commissions	$59,360	$10,071
Total gross expense ratio	3.16%	3.59%
Total expense ratio net of expenses waived by the Sponsor	3.16%	3.59%
Net investment gain	0.61%	0.70%
Creation of Shares	14,125,000	-
Redemption of Shares	50,000	675,000

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

The increase in interest and other income year over year was due to higher average net assets and interest rates. As a result, the amount of interest income earned was higher in the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The Fund seeks to earn interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper. These interest rate levels may be lower or higher than the projected interest rates stated in the prospectuses and thus will impact your breakeven point.

The increase in management fee paid to the Sponsor is a result of higher average net assets. As a result of the incline the amount of assets of the Fund, the amount of management fees was higher in the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

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

The increase in total gross fees and other expenses excluding management fees for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was generally due to the allocation of expenses and total net assets relative to the other Funds. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to March 31, 2026 and serves to illustrate the relative changes of these components.

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

On March 31, 2026, the Fund held a total of 964 CBOT soybean futures contracts with a notional value of $55,490,425. The contracts had an asset fair value of $1,825,673 and had a liability fair value of $20,562. The weighting of the notional value of the contracts is as follows: (1) 35% to JUL26 CBOT contracts, (2) 30% to NOV26 CBOT contracts, and (3) 35% to NOV27 CBOT contracts.

	Quarter Ending	Quarter Ending	Quarter Ending
	March 31, 2026	March 31, 2025	December 31, 2025
Total Net Assets	$55,500,302	$25,591,912	$38,845,405
Shares Outstanding	2,275,000	1,200,004	1,775,000
Net Asset Value per share	$24.40	$21.33	$21.88
Closing Price	$24.40	$21.34	$21.86

Total net assets for the Fund increased year over year by 117%, driven by a combination of an increase in total shares outstanding of 1,074,996 shares or 90% and by an increase in the NAV per share of $3.07 or 14%. The net assets for the Fund increased by 43% when comparing March 31, 2026, to December 31, 2025. The change in total net assets year over year, in the opinion of management, was generally due to a combination of  appreciation of commodity prices and investor inflows which was driven by war and other geopolitical events, including but not limited to Russia and Ukraine and conflicts in the Middle East have caused and may continue to cause volatility in commodity prices.

For the Three Months Ended March 31, 2026, compared to the Three Months Ended March 31, 2025

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Average daily total net assets	$42,213,785	$26,536,325
Net realized and unrealized gain (loss) on futures contracts	$4,352,510	$(186,752)
Interest income earned on cash and cash equivalents	$376,683	$280,709
Annualized interest yield based on average daily total net assets	0.89%	1.06%
Net income (loss)	$4,423,172	$(170,351)
Weighted average share outstanding	1,819,444	1,219,726
Management Fees	$104,089	$65,432
Total gross fees and other expenses excluding management fees	$201,932	$198,876
Brokerage Commissions	$6,208	$3,340
Total gross expense ratio	2.94%	4.04%
Total expense ratio net of expenses waived by the Sponsor	2.94%	4.04%
Net investment gain (loss)	0.68%	0.25%
Creation of Shares	550,000	75,000
Redemption of Shares	50,000	50,000

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

The increase in interest and other income year over year was due to higher average net assets and interest rates. As a result, the amount of interest income earned as a percentage of average daily total net assets was higher in the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The Fund seeks to earn interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper. These interest rate levels may be lower or higher than the projected interest rates stated in the prospectuses and thus will impact your breakeven point.

The increase in management fees paid to the Sponsor is a result of higher average net assets. As a result of the incline in the amount of assets of the Fund, the amount of management fees was higher in the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

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

The increase in total gross fees and other expenses excluding management fees for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was generally due to the average net assets relative to the other Funds. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to March 31, 2026 and serves to illustrate the relative changes of these components.

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

On March 31, 2026, the Fund held a total of  3,768  ICE sugar futures contracts with a notional value of $68,085,147. The contracts had an asset fair value of $1,607,856 and a liability fair value of $0 The weighting of the notional value of the contracts is as follows: (1) 35% to the JUL26 ICE No 11 contracts, (2) 30% to the OCT26 ICE No 11 contracts, and (3) 35% to the MAR27 ICE No 11 contracts.

	Quarter Ending	Quarter Ending	Quarter Ending
	March 31, 2026	March 31, 2025	December 31, 2025
Total Net Assets	$68,079,419	$10,996,410	$14,686,991
Shares Outstanding	6,525,000	900,004	1,500,000
Net Asset Value per share	$10.43	$12.22	$9.79
Closing Price	$10.44	$12.21	$9.76

Total net assets for the Fund increased year over year by 75%, driven by a combination of an increase in total shares outstanding of 5,624,996 or 625% and a decrease in the NAV per share of ($1.78) or (15%). The net assets for the Fund increased by 31% when comparing March 31, 2026, to December 31, 2025. This change was, in the opinion of management, due to the stabilization of prices, an increase in net investor inflows and total net assets year over year, in the opinion of management, was generally due to a combination of the appreciation of commodity prices and investor inflows which was driven by war and other geopolitical events, including but not limited to Russia and Ukraine and conflicts in the Middle East have caused and may continue to cause volatility in commodity prices.

For the Three Months Ended March 31, 2026, compared to the Three Months Ended March 31, 2025

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Average daily total net assets	$19,254,711	$12,700,236
Net realized and unrealized gain (loss) on futures contracts	$1,925,917	$1,010,273
Interest income earned on cash and cash equivalents	$172,613	$132,719
Annualized interest yield based on average daily total net assets	0.90%	1.05%
Net income (loss)	$1,945,178	$996,075
Weighted average share outstanding	1,973,333	1,073,337
Management Fees	$47,477	$31,316
Total gross fees and other expenses excluding management fees	$105,875	$115,601
Brokerage Commissions	$15,144	$3,148
Total gross expense ratio	3.23%	4.69%
Total expense ratio net of expenses waived by the Sponsor	3.23%	4.69%
Net investment gain (loss)	0.41%	(0.45)%
Creation of Shares	5,100,000	200,000
Redemption of Shares	75,000	400,000

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

The increase in interest and other income year over year was due to interest rates, and higher average net assets. As a result, the amount of interest income earned as a percentage of average daily total net assets was higher in the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The Fund seeks to earn interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper. These interest rate levels may be lower or higher than the projected interest rates stated in the prospectuses and thus will impact your breakeven point.

The increase in management fee paid to the Sponsor is a result of higher average net assets. As a result of the increase in the amount of assets of the Fund, the amount of management fees was higher in the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

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

The increase in total gross fees and other expenses excluding management fees for the three months ended March 31, 2026, respectively, compared to the three months ended March 31, 2025 was generally due to higher average net assets relative to the other Funds. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to March 31, 2026 and serves to illustrate the relative changes of these components.

CANE AUM Analysis
CANE Shares Outstanding
CANE AUM
CANE NAV Per Share
Shares Outstanding (Thousands)
AUM (Million $) & NAV ($ per share)
0
1000
2000
3000
4000
5000
6000
7000
10
20
30
40
50
60
70
80
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
3/31/2026

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

On March 31, 2026, the Fund held a total of 9,494 CBOT wheat futures contracts with a notional value of $303,622,075. The contracts had an asset fair value of $13,094,464 and a liability fair value of $0. The weighting of the notional value contracts is as follows: (1) 35% to JUL26 CBOT contracts, (2) 30% to SEP26 CBOT contracts, and (3) 35% to DEC26 CBOT contracts.

	Quarter Ending	Quarter Ending	Quarter Ending
	March 31, 2026	March 31, 2025	December 31, 2025
Total Net Assets	$303,605,367	$115,071,133	$113,057,434
Shares Outstanding	12,929,970	4,915,001	5,654,970
Net Asset Value per share	$23.48	$23.41	$19.99
Closing Price	$23.57	$23.40	$19.97

*During the year ended December 31, 2025, the Teucrium Wheat Fund effected the following reverse stock split: November 25, 2025, 1 for 5. The per share information for prior periods have been retroactively adjusted to reflect this reverse stock split.

Total net assets for the Fund increased year over year by 163%, driven by an increase in the shares outstanding of 8,014,969 or 163%, and an increase in the NAV per share of $0.07 or 0%. The net assets for the Fund increased by $190,547,933 or approximately 169% when comparing March 31, 2026 to December 31, 2025. The change in total net assets year over year, in the opinion of management, was generally due to a combination of the appreciation of commodity prices and investor inflows which was driven by war and other geopolitical events, including but not limited to Russia and Ukraine and conflicts in the Middle East have caused and may continue to cause volatility in commodity prices.

For the Three Months Ended March 31, 2026, compared to the Three Months Ended March 31, 2025

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Average daily total net assets	$150,541,977	$121,919,730
Net realized and unrealized gain (loss) on futures contracts	$24,668,760	$(3,716,064)
Interest income earned on cash and cash equivalents	$1,333,991	$1,294,423
Annualized interest yield based on average daily total net assets	0.89%	1.06%
Net income (loss)	$24,810,120	$(3,440,386)
Weighted average share outstanding	6,942,748	24,850,560
Management Fees	$371,199	$300,624
Total gross fees and other expenses excluding management fees	$821,432	$718,121
Brokerage Commissions	$43,827	$13,934
Total gross expense ratio	3.21%	3.39%
Total expense ratio net of expenses waived by the Sponsor	3.21%	3.39%
Net investment gain (loss)	0.38%	0.92%
Creation of Shares	7,325,000	625,000
Redemption of Shares	50,000	1,350,000

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

The increase in interest and other income year over year was due to an increase in average net assets and declining interest rates. As a result, the amount of interest income earned as a percentage of average daily total net assets was higher in the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The Fund seeks to earn interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper. These interest rate levels may be lower or higher than the projected interest rates stated in the prospectuses and thus will impact your breakeven point.

The increase in management fee paid to the Sponsor is a result of higher average net assets. As a result of the incline in the amount of assets of the Fund, the amount of management fees was higher in the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

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

The increase in total gross fees and other expenses excluding management fees for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was generally due to an increase in average net assets relative to the other Funds. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to March 31, 2026 and serves to illustrate the relative changes of these components.

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

On March 31, 2026, the Fund held: 1) 414,618 shares of CORN with a fair value of $7,603,514; 2) 327,169 shares of WEAT with a fair value of $7,682,288; 3) 314,058 shares of SOYB with a fair value of $7,661,665; and 4) 723,427 shares of CANE with a fair value of $7,548,092. The weighting on March 31, 2026 was 25% to CORN, 25% to WEAT, 25% to SOYB and 25% to CANE.

	Quarter Ending	Quarter Ending	Quarter Ending
	March 31, 2026	March 31, 2025	December 31, 2025
Total Net Assets	$30,505,187	$10,099,483	$6,307,971
Shares Outstanding	1,212,500	400,002	275,000
Net Asset Value per share	$25.16	$25.25	$22.94
Closing Price	$25.36	$25.24	$22.92

Total net assets for the Fund increased year over year by 202%, driven by an increase in shares outstanding of 812,498 shares or 202% and a decrease in the NAV/share of ($0.09) or (0%). The net assets for the Fund increased by 384% when comparing March 31, 2026 to December 31, 2025. The change in total net assets year over year, in the opinion of management, was generally due to a combination of appreciation of commodity prices and investor inflows which was driven by war and other geopolitical events, including but not limited to Russia and Ukraine and conflicts in the Middle East have caused and may continue to cause volatility in commodity prices.

For the Three Months Ended March 31, 2026, compared to the Three Months Ended March 31, 2025

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Average daily total net assets	$8,804,275	$10,392,425
Net realized and unrealized gain (loss) on securities	$925,978	$70,033
Interest income earned on cash and cash equivalents	$1,452	$107
Annualized interest yield based on average daily total net assets	0.02%	0.00%
Net Income (loss)	$925,259	$67,578
Weighted average share outstanding	367,917	403,613
Total gross fees and other expenses	$56,441	$53,416
Expenses waived by the Sponsor	$(54,270)	$(50,854)
Total gross expense ratio	2.60%	2.08%
Total expense ratio net of expenses waived by the Sponsor	0.10%	0.10%
Net investment gain (loss)	(0.03)%	(0.10)%
Creation of Shares	950,000	-
Redemption of Shares	12,500	12,500

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

The decrease in total gross fees and other expenses for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was generally due to the net assets relative to the other Funds. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to March 31, 2026 and serves to illustrate the relative changes of these components.

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

The Corn Market

Corn is currently the most widely produced livestock feed grain in the United States. The two largest demands of the United States’ corn crop are used in livestock feed and ethanol production. Corn is also processed into food and industrial products, including starch, sweeteners, corn oil, beverages, and industrial alcohol. The United States Department of Agriculture (“USDA”) publishes weekly, monthly, quarterly, and annual updates for U.S. domestic and worldwide corn production and consumption, and for other grains such as soybeans and wheat which can be used in some cases as a substitute for corn. These reports are available on the USDA’s website, www.usda.gov, at no charge. The outlook provided below is from the April 2026 USDA report.

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

The United States is the world’s leading producer and exporter of corn. For the Crop Year 2025-26, the USDA estimates that the U.S. will produce approximately 33% of all the corn globally, of which about 19% will be exported. For 2025-2026, based on the April 2026, USDA reports, global consumption of 1,301 Million Metric Tons (MMT) is expected to be slightly higher than global production of 1,303 MMT. If the global demand for corn is not equal to global supply, this may have an impact on the price of corn. Besides the United States, other principal world corn exporters include Argentina, Brazil, Russia, South Africa, and Ukraine. Major import nations include Mexico, Japan, the European Union (EU), South Korea, Egypt, and parts of Southeast Asia. China’s production at 295 MMT is approximately 9% less than its domestic usage.

According to the USDA, global corn consumption has increased just over 663% from crop years 1960/1961 to 2025/2026 as demonstrated by the graph below and is projected to continue to grow in coming years. Consumption growth is the result of a combination of many factors including: 1) global population growth, which, according to the U.S. Census Department, is estimated to reach 9.7 billion by 2050; 2) a growing global middle class which is increasing the demand for protein and meat-based products globally and most significantly in developing countries; and 3) increased use of biofuels, including ethanol in the United States.

Global corn consumption may fluctuate year over year due to any number of reasons which may include, but is not limited to, economic conditions, global health concerns, international trade policy. Corn is a staple commodity used pervasively across the globe so that any contractions in consumption may only be temporary as has historically been the case.

Historical Global Corn Yield
(1960/1961 - 2025/2026)
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

Historical Global Corn Consumption
(1960/1961 - 2025/2026)
Consumption (1,000 MT)
1,350,000
1,150,000
950,000
750,000
550,000
350,000
150,000
1960/1961
1965/1966
1970/1971
1975/1976
1980/1981
1985/1986
1990/1991
1995/1996
2000/2001
2005/2006
2010/2011
2015/2016
2020/2021
2025/2026
Crop Year

The price per bushel of corn in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to February 2026.

USDA Historical Price of Corn/Bushel by Month
United States
Jan 2007 - Feb 2026
$8.00
$7.00
$6.00
$5.00
$4.00
$3.00
$2.00
Jan-07
Jan-08
Jan-09
Jan-10
Jan-11
Jan-12
Jan-13
Jan-14
Jan-15
Jan-16
Jan-17
Jan-18
Jan-19
Jan-20
Jan-21
Jan-22
Jan-23
Jan-24
Jan-25
Jan-26

On April 9, 2026, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2025-26. The exhibit below provides a summary of historical and current information for United States corn production.

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

The Soybean Market

Global soybean production is concentrated in the U.S., Brazil, Argentina, and China. The USDA has estimated that, for the Crop Year 2025-26, the United States will produce approximately 117 MMT of soybeans or approximately 27% of estimated world production, with Brazil production at 175 MMT. Argentina is projected to produce about 49 MMT. For 2025-26, based on the September 2025 USDA report, global consumption of 424 MMT is estimated slightly lower than global production of 426 MMT. If the global demand for soybeans is not equal to global supply, this may have an impact on the price of soybeans. Global soybean consumption may fluctuate year over year due to any number of reasons which may include, but is not limited to, economic conditions, global health concerns, and international trade policy. Soybeans are a staple commodity used pervasively across the globe so that any contractions in consumption may only be temporary as has historically been the case. The USDA publishes weekly, monthly, quarterly, and annual updates for U.S. domestic and worldwide soybean production and consumption. These reports are available on the USDA’s website, www.usda.gov, at no charge. The outlook provided below is from the April 2026 USDA report.

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

The price per bushel of soybeans in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to February2026.

USDA Historical Price of Soybeans/Bushel by Month
United States
Jan 2007 - Feb 2026
$18.00
$16.00
$14.00
$12.00
$10.00
$8.00
$6.00
$4.00
Jan-07
Jan-08
Jan-09
Jan-10
Jan-11
Jan-12
Jan-13
Jan-14
Jan-15
Jan-16
Jan-17
Jan-18
Jan-19
Jan-20
Jan-21
Jan-22
Jan-23
Jan-24
Jan-25
Jan-26

On April 9, 2026, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2025-26. The exhibit below provides a summary of historical and current information for United States soybean production.

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

The USDA publishes two major reports annually on U.S. domestic and worldwide sugar production and consumption. These are usually released in November and May. In addition, the USDA publishes periodic, but not as comprehensive, reports on sugar monthly. These reports are available on the USDA’s website, www.usda.gov, at no charge. The USDA’s November 2025 report for the 2025-26 Marketing year estimated global production of 189.3 MMT with higher production in Brazil and India  expected to more than offset declines in the European Union. Consumption is expected to remain mostly unchanged. Stocks are forecasted to rise primarily due to  India and China. Sugar is a staple commodity used pervasively across the globe so that any contractions in consumption may only be temporary as has historically been the case.

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

The Wheat Market

Wheat is used to produce flour, the key ingredient for breads, pasta, crackers, and many other food products, as well as several industrial products such as starches and adhesives. Wheat by-products are used in livestock feeds. Wheat is the principal food grain produced in the United States, and the United States’ output of wheat is typically exceeded only by that of China, the European Union, Russia, and India. The USDA estimates that for 2025-26, the principal global producers of wheat will be the EU, Russia, Ukraine, China, India, the United States, Australia, and Canada. The U.S. generates approximately 6% of global production, with approximately 45% of that being exported. For 2025-26, based on the April 2026 USDA report, global consumption of 820 MMT is estimated to be slightly lower than production of 844 MMT. If the global demand for wheat is not equal to global supply, this may have an impact on the price of wheat. Global wheat consumption may fluctuate year over year due to any number of reasons which may include, but is not limited to, economic conditions, global health concerns, international trade policy. Wheat is a staple commodity used pervasively across the globe so that any contractions in consumption may only be temporary as has historically been the case. The USDA publishes weekly, monthly, quarterly, and annual updates for U.S. domestic and worldwide wheat production and consumption. These reports are available on the USDA’s website, www.usda.gov, at no charge. The outlook provided herein is from the April 2026 USDA report.

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

The price per bushel of wheat in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to February 2026.

USDA Historical Price of Wheat/Bushel by Month
United States
Jan 2007 - Feb 2026
$12.00
$11.00
$10.00
$9.00
$8.00
$7.00
$6.00
$5.00
$4.00
$3.00
$2.00
Jan-07
Jan-08
Jan-09
Jan-10
Jan-11
Jan-12
Jan-13
Jan-14
Jan-15
Jan-16
Jan-17
Jan-18
Jan-19
Jan-20
Jan-21
Jan-22
Jan-23
Jan-24
Jan-25
Jan-26

On April 9 2026, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2025-26. The exhibit below provides a summary of historical and current information for United States wheat production.

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

Off Balance Sheet Financing

As of March 31, 2026, neither the Trust nor any of the Funds has any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Funds. While the exposure of each Fund under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial positions of each Fund.

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

During the period from January 1, 2026 through March 31, 2026 the average daily change in the NAV of each Fund was within plus/minus 10 percent of the average daily change in the Benchmark of each Fund, as stated in the applicable prospectus for each Fund.

Frequency Distribution of Premiums and Discounts: NAV versus the 4 p.m. Bid/Ask Midpoint on the NYSE Arca.

CORN

	Q2 2025	Q3 2025	Q4 2025	Q1 2026	Total
Days at premium	19	25	17	31	92
Days at NAV	3	12	10	10	35
Days at discount	40	27	37	20	124

The performance data above for the Teucrium Corn Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

SOYB

	Q2 2025	Q3 2025	Q4 2025	Q1 2026	Total
Days at premium	27	26	16	26	95
Days at NAV	7	8	9	13	37
Days at discount	28	30	39	22	119

The performance data above for the Teucrium Soybean Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

CANE

	Q2 2025	Q3 2025	Q4 2025	Q1 2026	Total
Days at premium	31	32	25	26	114
Days at NAV	9	10	11	15	45
Days at discount	22	22	28	20	92

The performance data above for the Teucrium Sugar Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

WEAT

	Q2 2025	Q3 2025	Q4 2025	Q1 2026	Total
Days at premium	23	26	20	43	112
Days at NAV	23	27	22	6	78
Days at discount	16	11	22	12	61

The performance data above for the Teucrium Wheat Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

TAGS

	Q2 2025	Q3 2025	Q4 2025	Q1 2026	Total
Days at premium	30	23	12	30	95
Days at NAV	10	6	7	9	32
Days at discount	22	35	45	22	124

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

The tables below present a quantitative analysis of hypothetical impact of price decreases and increases in each of the commodity or cryptocurrency futures contracts held by each of the Funds, or the Underlying Funds in the case of TAGS, on the actual holdings and NAV per share as of March 31, 2026. For purposes of this analysis, all futures contracts held by the Funds and the Underlying Funds are assumed to change by the same percentage. In addition, the cash held by the Funds and any management fees paid to the Sponsor are assumed to remain constant and not impact the NAV per share. There may be very slight and immaterial differences, due to rounding, in the tables presented below.

CORN:

	March 31, 2026 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of March 31, 2026	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Corn Futures JUL26	4,586	$4.6825	$107,369,725	$96,632,753	$91,264,266	$85,895,780	$118,106,698	$123,475,184	$128,843,670
CBOT Corn Futures SEP26	3,913	$4.7025	$92,004,413	$82,803,972	$78,203,751	$73,603,530	$101,204,854	$105,805,075	$110,405,296
CBOT Corn Futures DEC26	4,433	$4.8425	$107,334,013	$96,600,612	$91,233,911	$85,867,210	$118,067,414	$123,434,115	$128,800,816
Total CBOT Corn Futures			$306,708,151	$276,037,337	$260,701,928	$245,366,520	$337,378,966	$352,714,374	$368,049,782

Shares outstanding			16,725,000	16,725,000	16,725,000	16,725,000	16,725,000	16,725,000	16,725,000

Net Asset Value per Share attributable directly to CBOT Corn Futures			$18.34	$16.50	$15.59	$14.67	$20.17	$21.09	$22.01
Total Net Asset Value per Share as reported			$18.34
Change in the Net Asset Value per Share				$(1.83)	$(2.75)	$(3.67)	$1.83	$2.75	$3.67

Percent Change in the Net Asset Value per Share				-10.00%	-15.00%	-20.00%	10.00%	15.00%	20.00%

SOYB:

	March 31, 2026 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of March 31, 2026	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Soybean Futures JUL26	326	$11.8600	$19,331,800	$17,398,620	$16,432,030	$15,465,440	$21,264,980	$22,231,570	$23,198,160
CBOT Soybean Futures NOV26	288	$11.5750	$16,668,000	$15,001,200	$14,167,800	$13,334,400	$18,334,800	$19,168,200	$20,001,600
CBOT Soybean Futures NOV27	350	$11.1375	$19,490,625	$17,541,563	$16,567,031	$15,592,500	$21,439,688	$22,414,219	$23,388,750
Total CBOT Soybean Futures			$55,490,425	$49,941,383	$47,166,861	$44,392,340	$61,039,468	$63,813,989	$66,588,510

Shares outstanding			2,275,000	2,275,000	2,275,000	2,275,000	2,275,000	2,275,000	2,275,000

Net Asset Value per Share attributable directly to CBOT Soybean Futures			$24.39	$21.95	$20.73	$19.51	$26.83	$28.05	$29.27
Total Net Asset Value per Share as reported			$24.40
Change in the Net Asset Value per Share				$(2.44)	$(3.66)	$(4.88)	$2.44	$3.66	$4.88

Percent Change in the Net Asset Value per Share				-10.00%	-15.00%	-20.00%	10.00%	15.00%	20.00%

CANE:

	March 31, 2026 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of March 31, 2026	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
ICE #11 Sugar Futures JUL26	1,357	$0.1568	$23,831,091	$21,447,982	$20,256,428	$19,064,873	$26,214,200	$27,405,755	$28,597,309
ICE #11 Sugar Futures OCT26	1,136	$0.1605	$20,420,736	$18,378,662	$17,357,626	$16,336,589	$22,462,810	$23,483,846	$24,504,883
ICE #11 Sugar Futures MAR27	1,275	$0.1669	$23,833,320	$21,449,988	$20,258,322	$19,066,656	$26,216,652	$27,408,318	$28,599,984
Total ICE #11 Sugar Futures			$68,085,147	$61,276,632	$57,872,376	$54,468,118	$74,893,662	$78,297,919	$81,702,176

Shares outstanding			6,525,000	6,525,000	6,525,000	6,525,000	6,525,000	6,525,000	6,525,000

Net Asset Value per Share attributable directly to ICE #11 Sugar Futures			$10.43	$9.39	$8.87	$8.35	$11.48	$12.00	$12.52
Total Net Asset Value per Share as reported			$10.43
Change in the Net Asset Value per Share				$(1.04)	$(1.57)	$(2.09)	$1.04	$1.57	$2.09

Percent Change in the Net Asset Value per Share				-10.00%	-15.00%	-20.00%	10.00%	15.00%	20.00%

WEAT:

	March 31, 2026 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of March 31, 2026	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Wheat Futures JUL26	3,393	$6.2650	$106,285,725	$95,657,153	$90,342,866	$85,028,580	$116,914,298	$122,228,584	$127,542,870
CBOT Wheat Futures SEP26	2,854	$6.3825	$91,078,275	$81,970,448	$77,416,534	$72,862,620	$100,186,103	$104,740,016	$109,293,930
CBOT Wheat Futures DEC26	3,247	$6.5450	$106,258,075	$95,632,268	$90,319,364	$85,006,460	$116,883,883	$122,196,786	$127,509,690
Total CBOT Wheat Futures			$303,622,075	$273,259,869	$258,078,764	$242,897,660	$333,984,284	$349,165,386	$364,346,490

Shares outstanding			12,929,970	12,929,970	12,929,970	12,929,970	12,929,970	12,929,970	12,929,970

Net Asset Value per Share attributable directly to CBOT Wheat Futures			$23.48	$21.13	$19.96	$18.79	$25.83	$27.00	$28.18
Total Net Asset Value per Share as reported			$23.48
Change in the Net Asset Value per Share				$(2.35)	$(3.52)	$(4.70)	$2.35	$3.52	$4.70

Percent Change in the Net Asset Value per Share				-10.00%	-15.00%	-20.00%	10.00%	15.00%	20.00%

TAGS:

	March 31, 2026 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of March 31, 2026	Number of Shares Held	Closing NAV	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value
Teucrium Corn Fund	414,618	$18.3382	$7,603,514	$6,843,162	$6,462,987	$6,082,811	$8,363,865	$8,744,041	$9,124,216
Teucrium Soybean Fund	314,058	$24.3957	$7,661,665	$6,895,498	$6,512,415	$6,129,332	$8,427,831	$8,810,914	$9,193,998
Teucrium Wheat Fund	327,169	$23.4807	$7,682,288	$6,914,059	$6,529,945	$6,145,830	$8,450,517	$8,834,631	$9,218,746
Teucrium Sugar Fund	723,427	$10.4336	$7,548,092	$6,793,282	$6,415,878	$6,038,473	$8,302,901	$8,680,305	$9,057,710
Total value of shares of the Underlying Funds			$30,495,559	$27,446,001	$25,921,225	$24,396,446	$33,545,114	$35,069,891	$36,594,670

Shares outstanding			1,212,500	1,212,500	1,212,500	1,212,500	1,212,500	1,212,500	1,212,500

Net Asset Value per Share attributable directly to shares of the Underlying Funds			$25.15	$22.64	$21.38	$20.12	$27.67	$28.92	$30.18
Total Net Asset Value per Share as reported			$25.16
Change in the Net Asset Value per Share				$(2.52)	$(3.77)	$(5.03)	$2.52	$3.77	$5.03

Percent Change in the Net Asset Value per Share				-10.00%	-15.00%	-19.99%	10.00%	15.00%	19.99%

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

Item 1A. Risk Factors applicable to Funds

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed on March 2, 2026 other than those noted below:

Risks Arising from the Geopolitical Instability in the Middle East

A recent report by the World Bank's Commodity Markets Outlook raised concerns about the global commodity markets, indicating that an escalation of the ongoing conflict in the Middle East (including the February 28, 2026 U.S./Israel strikes on Iran and reported Strait of Hormuz closure) could lead to unforeseen challenges in the world's commodities, which could lead to additional volatility in commodity futures contracts.

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

From June 9, 2010 (the commencement of operations) through March 31, 2026, 62,775,000 Shares of the Fund were sold at an aggregate offering price of $1,343,862,945. The Fund paid fees to the Marketing Agent for its services to the Fund from June 9, 2010 (the commencement of operations) through March 31, 2026 in an amount equal to $1,299,117, resulting in net offering proceeds of $1,342,563,828. The offering proceeds were invested in corn futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Teucrium Soybean Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-167590	10,000,000	June 13, 2011
2	333-196210	-	June 30, 2014
3	333-217247	-	May 1, 2017
4	333-223940	5,000,000	April 30, 2018
5	333-241569	15,000,000	August 24, 2020
6	333-263448	Indeterminate Number of Shares	April 7, 2022

From September 19, 2011 (the commencement of the offering) through March 31, 2026, 19,875,000 Shares of the Fund were sold at an aggregate offering price of $382,160,259. The Fund paid fees to the Marketing Agent for its services to the Fund through March 31, 2026 in an amount equal to $302,105, resulting in net offering proceeds of $381,858,154. The offering proceeds were invested in soybean futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Teucrium Sugar Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-167585	10,000,000	June 13, 2011
2	333-196211	-	June 30, 2014
3	333-217248	-	May 1, 2017
4	333-223941	5,000,000	April 30, 2018
5	333-248545	15,000,000	October 2, 2020
6	333-263438	Indeterminate Number of Shares	April 7, 2022

From September 19, 2011 (the commencement of the offering) through March 31, 2026, 20,550,000 Shares of the Fund were sold at an aggregate offering price of $203,739,999. The Fund paid fees to the Marketing Agent for its services to the Fund through March 31, 2026 in an amount equal to $132,376, resulting in net offering proceeds of $203,607,623. The offering proceeds were invested in sugar futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Teucrium Wheat Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-167591	10,000,000	June 13, 2011
2	333-196209	-	June 30, 2014
3	333-212481	25,050,000	July 15, 2016
4	333-230623	30,000,000	April 29, 2019
5	333-263293	Indeterminate Number of Shares	March 9, 2022

From September 19, 2011 (the commencement of the offering) through March 31, 2026, 149,650,000 Shares of the Fund were sold at an aggregate offering price of $1,451,637,870. The Fund paid fees to the Marketing Agent for its services to the Fund through March 31, 2026 in an amount equal to $727,429, resulting in net offering proceeds of $1,450,910,442. The offering proceeds were invested in wheat futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Teucrium Agricultural Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-173691	5,000,000	February 10, 2012
2	333-201953	-	April 30, 2015
3	333-223943	-	April 30, 2018
4	333-254650	-	April 30, 2021
5	333-263450	Indeterminate Number of Shares	April 7, 2022

From March 28, 2012 (the commencement of the offering) through March 31, 2026, 3,237,500 Shares of the Fund were sold at an aggregate offering price of $101,113,236. The Fund paid fees to the Marketing Agent for its services to the Fund through March 31, 2026 in an amount equal to $43,613, resulting in net offering proceeds of $101,069,623. The offering proceeds were invested in Shares of the Underlying Funds and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Issuer Purchases of CORN Shares:
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2026	50,000	$ 17.03	N/A	N/A
February 1 to February 28, 2026	-	$ -	N/A	N/A
March 1 to March 31, 2026	-	$ -	N/A	N/A
Total	50,000	$ 17.03

January 1 to March 31, 2026	50,000	$ 17.03	N/A	N/A

Issuer Purchases of CANE Shares:
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2026	75,000	$ 9.47	N/A	N/A
February 1 to February 28, 2026	-	$ -	N/A	N/A
March 1 to March 31, 2026	-	$ -	N/A	N/A
Total	75,000	$ 9.47

January 1 to March 31, 2026	75,000	$ 9.47	N/A	N/A

Issuer Purchases of WEAT Shares:
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2026	50,000	$ 20.09	N/A	N/A
February 1 to February 28, 2026	-	$ -	N/A	N/A
March 1 to March 31, 2026	-	$ -	N/A	N/A
Total	50,000	$ 20.09

January 1 to March 31, 2026	50,000	$ 20.09	N/A	N/A

Issuer Purchases of SOYB Shares:
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2026	50,000	$ 21.92	N/A	N/A
February 1 to February 28, 2026	-	$ -	N/A	N/A
March 1 to March 31, 2026	-	$ -	N/A	N/A
Total	50,000	$ 21.92

January 1 to March 31, 2026	50,000	$ 21.92	N/A	N/A

Issuer Purchases of TAGS Shares:
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2026	12,500	$ 22.85	N/A	N/A
February 1 to February 28, 2026	-	$ -	N/A	N/A
March 1 to March 31, 2026	-	$ -	N/A	N/A
Total	12,500	$ 22.85

January 1 to March 31, 2026	12,500	$ 22.85	N/A	N/A

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

Date: May 11, 2026

Teucrium Commodity Trust (Registrant)

By:	Teucrium Trading, LLC
its Sponsor

By:	/s/ Sal Gilbertie
Name:	Sal Gilbertie
Chief Executive Officer

Date: May 11, 2026