Form 10-Q
period 2026-06-30
Teucrium Commodity Trust
filed 2026-08-14
CIK 1471824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2026.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Total Number of Outstanding Shares as of August 13, 2026
Teucrium Corn Fund	9,125,000
Teucrium Sugar Fund	4,975,000
Teucrium Soybean Fund	2,300,000
Teucrium Wheat Fund	12,129,970
Teucrium Agricultural Fund	762,500
7RCC Spot Bitcoin and Carbon Credit Futures ETF	60,000

TEUCRIUM COMMODITY TRUST

2

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

3

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2026	December 31, 2025*
	(Unaudited)
Assets
Cash and cash equivalents	$533,029,161	$205,272,839
Interest receivable	508,685	186,896
Equity in trading accounts:
Commodity futures contracts	402,086	50,255
Due from broker	81,685,551	20,425,626
Investments in bitcoin, at fair value (cost: $1,110,722 and $0 at June 30, 2026 and December 31, 2025)	1,071,328	-
Total equity in trading accounts	83,158,965	20,475,881
Total assets	$616,696,811	$225,935,616

Liabilities
Management fee payable to Sponsor	$514,954	$196,887
Other liabilities	839,133	234,056
Current taxes payable	2,578	-
Payable for shares redeemed	6,111,903	1,094,240
Equity in trading accounts:
Commodity futures contracts	47,115,683	10,821,457
Total liabilities	$54,584,251	$12,346,640

Net Assets	$562,112,560	$213,588,976

*Includes the 7RCC Spot Bitcoin and Carbon Credit Futures ETF ("BTCK"), which was organized as a series of the Teucrium Commodity Trust on September 17, 2025, and which issued four shares at a price of $25.00 per share on December 10, 2025. BTCK had not commenced operations as of December 31, 2025.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED SCHEDULE OF INVESTMENTS

June 30, 2026

(Unaudited)

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
U.S. Bank Deposit Account	3.450%	$90,198,598	$90,198,598	16.05%	90,198,598
Goldman Sachs Financial Square Government Fund - Institutional Class	3.540%	200,571,824	200,571,824	35.68	200,571,824
Total money market funds		$290,770,422	$290,770,422	51.73%

	Maturity				Percentage of	Principal
	Date	Yield	Cost	Fair Value	Net Assets	Amount
Commercial Paper
BASF SE	July 10, 2026	3.714%	$9,963,000	$9,990,751	1.78%	10,000,000
Boston Scientific Corporation	July 6, 2026	3.779%	2,487,467	2,498,694	0.44	2,500,000
Brookfield Infrastructure Holdings (Canada) Inc.	July 23, 2026	3.867%	4,977,542	4,988,236	0.89	5,000,000
Brookfield Infrastructure Holdings (Canada) Inc.	August 13, 2026	3.924%	12,422,813	12,441,771	2.21	12,500,000
Brookfield Infrastructure Holdings (Canada) Inc.	August 13, 2026	3.848%	2,488,297	2,488,563	0.44	2,500,000
EIDP, Inc.	July 6, 2026	3.830%	4,960,944	4,997,362	0.89	5,000,000
EIDP, Inc.	July 17, 2026	3.826%	4,965,694	4,991,556	0.89	5,000,000
EIDP, Inc.	July 24, 2026	3.841%	4,959,254	4,987,830	0.89	5,000,000
EIDP, Inc.	July 30, 2026	3.833%	4,970,367	4,984,654	0.89	5,000,000
Enbridge (U.S.) Inc.	July 2, 2026	3.766%	9,957,292	9,998,958	1.78	10,000,000
Entergy Corporation	July 8, 2026	3.849%	4,962,862	4,996,286	0.89	5,000,000
Entergy Corporation	August 12, 2026	3.831%	2,479,681	2,488,917	0.44	2,500,000
Entergy Corporation	August 27, 2026	3.835%	4,954,084	4,969,916	0.88	5,000,000
Equifax Inc.	July 30, 2026	3.734%	4,980,884	4,985,016	0.89	5,000,000
Equifax Inc.	August 20, 2026	3.934%	4,956,666	4,972,916	0.88	5,000,000
General Motors Financial Company, Inc.	July 1, 2026	3.934%	4,957,208	5,000,000	0.89	5,000,000
General Motors Financial Company, Inc.	July 8, 2026	3.825%	4,966,750	4,996,306	0.89	5,000,000
General Motors Financial Company, Inc.	August 7, 2026	3.828%	9,926,112	9,960,944	1.77	10,000,000
Glencore Funding LLC	July 6, 2026	3.720%	2,486,382	2,498,715	0.44	2,500,000
Glencore Funding LLC	July 31, 2026	3.733%	4,955,806	4,984,584	0.89	5,000,000
Glencore Funding LLC	August 4, 2026	3.836%	4,953,028	4,982,056	0.89	5,000,000
Harley-Davidson Financial Services, Inc.	July 6, 2026	4.240%	9,906,666	9,994,166	1.78	10,000,000
Harley-Davidson Financial Services, Inc.	July 7, 2026	4.084%	3,966,250	3,997,300	0.71	4,000,000
Harley-Davidson Financial Services, Inc.	September 11, 2026	4.268%	4,953,022	4,957,720	0.88	5,000,000
Jabil Inc.	August 27, 2026	4.096%	12,401,236	12,419,578	2.21	12,500,000
Keurig Dr Pepper Inc.	July 22, 2026	4.028%	4,977,722	4,988,304	0.89	5,000,000
Marriott International, Inc.	July 30, 2026	3.729%	9,949,503	9,970,114	1.77	10,000,000
Marriott International, Inc.	July 31, 2026	3.737%	4,977,266	4,984,500	0.89	5,000,000
Marriott International, Inc.	July 31, 2026	3.764%	4,981,771	4,984,375	0.89	5,000,000
The Campbell's Company	July 15, 2026	4.040%	4,950,000	4,992,222	0.89	5,000,000
The Campbell's Company	July 16, 2026	3.921%	4,972,916	4,991,874	0.89	5,000,000
The Campbell's Company	August 13, 2026	3.937%	2,631,255	2,643,628	0.47	2,656,000
The Campbell's Company	August 6, 2026	3.885%	991,017	996,150	0.18	1,000,000
The Campbell's Company	September 21, 2026	3.966%	3,666,071	3,666,879	0.65	3,700,000
The Sherwin-Williams Company	July 27, 2026	3.669%	7,460,458	7,480,229	1.33	7,500,000
The Sherwin-Williams Company	July 29, 2026	3.680%	9,945,100	9,971,534	1.77	10,000,000
The Sherwin-Williams Company	August 25, 2026	3.675%	2,482,764	2,486,059	0.44	2,500,000
Total Commercial Paper			$209,945,150	$210,728,663	37.49%
Total Cash Equivalents				$501,499,085	89.22%

Digital Assets
Bitcoin	$1,110,722	$1,071,328	0.19%	18.28

	Number of		Percentage of	Notional Amount
	Contracts	Fair Value/Unrealized Appreciation	Net Assets	(Long Exposure)
Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures NOV27	298	$242,041	0.04%	$16,937,575

United States sugar futures contracts
ICE sugar futures MAY27	1,252	50,810	0.01	21,860,922
ICE sugar futures MAR28	1,366	98,202	0.02	25,457,869

ICE European Carbon Allowances futures contracts
ICE European Carbon Allowances futures DEC26	3	11,033	0.00	274,941
Total commodity futures contracts		$402,086	0.07%	$64,531,307

	Number of		Percentage of	Notional Amount
Description: Liabilities	Contracts	Fair Value/Unrealized Depreciation	Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT corn futures SEP26	2,910	$8,851,741	1.57%	$60,637,125
CBOT corn futures DEC26	2,384	6,407,353	1.14	51,971,200
CBOT corn futures DEC27	2,583	5,417,377	0.96	60,635,925

United States soybean futures contracts
CBOT soybean futures NOV26	294	189,555	0.03	16,813,125
CBOT soybean futures JAN27	249	754,258	0.13	14,426,438

United States sugar futures contracts
ICE sugar futures MAR27	1,443	827,027	0.15	25,470,682

United States wheat futures contracts
CBOT wheat futures SEP26	3,167	8,343,492	1.48	93,307,738
CBOT wheat futures DEC26	2,647	5,541,264	0.99	80,005,575
CBOT wheat futures DEC27	2,824	10,783,616	1.92	93,262,600
Total commodity futures contracts		$47,115,683	8.37%	$496,530,408

			Percentage of
Exchange-traded funds*	Cost	Fair Value	Net Assets	Shares
Teucrium Corn Fund	$5,029,355	$4,588,562	0.82%	273,944
Teucrium Soybean Fund	4,542,006	4,548,086	0.81	186,397
Teucrium Sugar Fund	4,581,900	4,509,186	0.80	460,591
Teucrium Wheat Fund	4,782,198	4,555,672	0.81	206,794
Total exchange-traded funds	$18,935,459	$18,201,506	3.24%

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

TEUCRIUM COMMODITY TRUST

COMBINED SCHEDULE OF INVESTMENTS**

December 31, 2025

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
U.S. Bank Deposit Account	3.450%	$14,099,436	$14,099,436	6.60%	14,099,436
Goldman Sachs Financial Square Government Fund - Institutional Class	3.692%	68,096,540	68,096,540	31.88	68,096,540
Total money market funds		$82,195,976	$82,195,976	38.48%

	Maturity				Percentage of	Principal
	Date	Yield	Cost	Fair Value	Net Assets	Amount
Commercial Paper
Bell Canada, Inc.	March 4, 2026	3.844%	$2,477,775	$2,483,596	1.16%	2,500,000
Bell Canada, Inc.	January 22, 2026	3.876%	4,966,313	4,988,771	2.34	5,000,000
Brookfield Infrastructure Holdings (Canada) Inc.	January 22, 2026	4.035%	4,957,222	4,988,333	2.34	5,000,000
Brookfield Infrastructure Holdings (Canada) Inc.	January 29, 2026	3.931%	4,961,000	4,984,834	2.33	5,000,000
Brookfield Infrastructure Holdings (Canada) Inc.	February 19, 2026	3.883%	4,957,756	4,973,798	2.33	5,000,000
Crown Castle Inc.	January 20, 2026	3.854%	4,982,400	4,989,867	2.34	5,000,000
Crown Castle Inc.	January 22, 2026	3.855%	2,490,400	2,494,400	1.17	2,500,000
Glencore Funding LLC	January 14, 2026	3.822%	4,970,972	4,993,139	2.34	5,000,000
Glencore Funding LLC	January 30, 2026	3.870%	7,442,400	7,476,800	3.50	7,500,000
Harley-Davidson Financial Services, Inc.	March 3, 2026	3.989%	4,950,626	4,966,534	2.33	5,000,000
Harley-Davidson Financial Services, Inc.	March 5, 2026	3.782%	4,958,334	4,967,188	2.33	5,000,000
Harley-Davidson Financial Services, Inc.	March 10, 2026	3.987%	7,425,975	7,444,070	3.49	7,500,000
Hyundai Capital America	January 8, 2026	3.927%	7,448,813	7,494,312	3.51	7,500,000
Mondelez International, Inc.	February 2, 2026	3.824%	4,968,862	4,983,111	2.33	5,000,000
Oracle Corporation	February 4, 2026	3.719%	7,462,229	7,473,791	3.50	7,500,000
Oracle Corporation	March 11, 2026	3.862%	7,434,604	7,444,972	3.49	7,500,000
Oracle Corporation	March 25, 2026	3.793%	4,956,134	4,956,656	2.32	5,000,000
Total Commercial Paper			$91,811,815	$92,104,172	43.15%
Total Cash Equivalents				$174,300,148	81.63%

	Number of		Percentage of	Notional Amount
	Contracts	Fair Value/Unrealized Appreciation	Net Assets	(Long Exposure)
Commodity futures contracts
United States corn futures contracts
CBOT corn futures DEC26	716	$50,255	0.02%	$16,485,900

	Number of		Percentage of	Notional Amount
Description: Liabilities	Contracts	Fair Value/Unrealized Depreciation	Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT corn futures MAY26	732	$13,235	0.01%	$16,405,950
CBOT corn futures JUL26	620	157,550	0.07	14,089,500

United States soybean futures contracts
CBOT soybean futures MAR26	259	859,062	0.40	13,565,125
CBOT soybean futures MAY26	220	1,074,702	0.50	11,671,000
CBOT soybean futures NOV26	256	251,463	0.12	13,625,600

United States sugar futures contracts
ICE sugar futures MAY26	311	525,043	0.25	5,106,371
ICE sugar futures JUL26	267	226,844	0.11	4,398,878
ICE sugar futures MAR27	294	398,730	0.19	5,182,867

United States wheat futures contracts
CBOT wheat futures MAY26	1,521	2,253,008	1.05	39,431,925
CBOT wheat futures JUL26	1,276	1,137,701	0.53	33,893,750
CBOT wheat futures DEC26	1,406	3,924,119	1.84	39,701,925
Total commodity futures contracts		$10,821,457	5.07%	$197,072,891

			Percentage of
Exchange-traded funds*	Cost	Fair Value	Net Assets	Shares
Teucrium Corn Fund	$2,188,329	$1,581,916	0.74%	89,213
Teucrium Soybean Fund	1,899,004	1,542,463	0.72	70,481
Teucrium Sugar Fund	1,515,628	1,596,794	0.75	163,083
Teucrium Wheat Fund	2,553,727	1,577,156	0.74	78,887
Total exchange-traded funds	$8,156,688	$6,298,329	2.95%

*The Trust eliminates the shares owned by the Teucrium Agricultural Fund from its combined statements of assets and liabilities due to the fact that these represent holdings of the Underlying Funds owned by the Teucrium Agricultural Fund, which are included as shares outstanding of the Underlying Funds.

**Includes the 7RCC Spot Bitcoin and Carbon Credit Futures ETF ("BTCK"), which was organized as a series of the Teucrium Commodity Trust on September 17, 2025, and which issued four shares at a price of $25.00 per share on December 10, 2025. BTCK had not commenced operations as of December 31, 2025.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2026*	June 30, 2025	June 30, 2026*	June 30, 2025
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$5,395,531	$(8,033,749)	$9,844,299	$(11,383,322)
Net change in unrealized appreciation (depreciation) on commodity futures contracts	(61,541,179)	(1,124,376)	(35,942,395)	(1,265,461)
Realized gain (loss) on foreign currency	(185)	-	(185)	-
Net change in unrealized appreciation (depreciation) on bitcoin	(39,394)	-	(39,394)	-
Interest income	6,004,934	2,207,509	8,563,840	4,576,754
Total income (loss)	(50,180,293)	(6,950,616)	(17,573,835)	(8,072,029)

Expenses
Management fees	1,694,229	511,158	2,396,106	1,062,772
Professional fees	537,997	291,785	997,861	594,992
Distribution and marketing fees	1,352,302	947,882	2,223,265	1,850,564
Custodian fees and expenses	121,643	92,662	239,366	202,790
Business permits and licenses fees	59,111	40,432	108,365	112,161
General and administrative expenses	73,489	75,677	147,609	170,234
Other expenses	1	5,118	8	8,125
Total expenses	3,838,772	1,964,714	6,112,580	4,001,638

Expenses waived by the Sponsor	(58,560)	(59,263)	(112,830)	(110,117)

Total expenses, net	3,780,212	1,905,451	5,999,750	3,891,521

Net income (loss) before taxes	(53,960,505)	(8,856,067)	(23,573,585)	(11,963,550)

Income tax expense/(benefit)	2,578	-	2,578	-

Net income (loss) after taxes	$(53,963,083)	$(8,856,067)	$(23,576,163)	$(11,963,550)

*Includes the 7RCC Spot Bitcoin and Carbon Credit Futures ETF ("BTCK"), which was organized as a series of the Teucrium Commodity Trust on September 17, 2025, and which issued four shares at a price of $25.00 per share on December 10, 2025. BTCK commenced operations on June 3, 2026.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2026*	June 30, 2025	June 30, 2026*	June 30, 2025
Operations
Net income (loss)	$(53,963,083)	$(8,856,067)	$(23,576,163)	$(11,963,550)
Capital transactions
Issuance of Shares	226,965,537	18,977,187	744,110,165	25,926,750
Redemption of Shares	(355,482,279)	(15,177,796)	(359,429,979)	(40,907,875)
Net change in the cost of the Underlying Funds	10,690,813	922,749	(12,580,439)	1,247,725
Total capital transactions	$(117,825,929)	$4,722,140	$372,099,747	$(13,733,400)

Net change in net assets	$(171,789,012)	$(4,133,927)	$348,523,584	$(25,696,950)

Net assets, beginning of period	$733,901,572	$203,084,395	$213,588,976	$224,647,418

Net assets, end of period	$562,112,560	$198,950,468	$562,112,560	$198,950,468

*Includes the 7RCC Spot Bitcoin and Carbon Credit Futures ETF ("BTCK"), which was organized as a series of the Teucrium Commodity Trust on September 17, 2025, and which issued four shares at a price of $25.00 per share on December 10, 2025. BTCK commenced operations on June 3, 2026.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2026*	June 30, 2025
Cash flows from operating activities:
Net income (loss)	$(23,576,163)	$(11,963,550)
Adjustments to reconcile net income (loss) to net cash provided by (used) in operating activities:
Net change in unrealized appreciation (depreciation) on commodity futures contracts	35,942,395	1,265,461
Net change in unrealized depreciation (appreciation) on bitcoin	39,394	-
Net purchase of investments in bitcoin	(1,110,722)	-
Changes in operating assets and liabilities:
Due from broker	(61,259,925)	3,369,811
Interest receivable	(321,789)	39,331
Other assets	-	(84,338)
Management fee payable to Sponsor	318,067	(21,754)
Current Taxes Payable	2,578	-
Other liabilities	605,077	252,900
Net cash provided by (used in) operating activities	(49,361,088)	(7,142,139)

Cash flows from financing activities:
Proceeds from sale of Shares	744,110,165	25,926,750
Redemption of Shares	(354,412,316)	(40,907,875)
Net change in cost of the Underlying Funds	(12,580,439)	1,247,725
Net cash provided by (used in) financing activities	377,117,410	(13,733,400)

Net change in cash and cash equivalents	327,756,322	(20,875,539)
Cash and cash equivalents beginning of period	205,272,839	210,940,353
Cash and cash equivalents end of period	$533,029,161	$190,064,814

*Includes the 7RCC Spot Bitcoin and Carbon Credit Futures ETF ("BTCK"), which was organized as a series of the Teucrium Commodity Trust on September 17, 2025, and which issued four shares at a price of $25.00 per share on December 10, 2025. BTCK commenced operations on June 3, 2026.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Cash and cash equivalents	$166,316,925	$45,091,481
Interest receivable	99,749	59,310
Equity in trading accounts:
Commodity futures contracts	-	50,255
Due from broker	31,240,675	2,065,122
Total equity in trading accounts	31,240,675	2,115,377
Total assets	197,657,349	47,266,168

Liabilities
Management fee payable to Sponsor	167,539	41,974
Other liabilities	215,840	64,005
Payable for shares redeemed	3,347,840	-
Equity in trading accounts:
Commodity futures contracts	20,676,471	170,785
Total liabilities	24,407,690	276,764

Net assets	$173,249,659	$46,989,404

Shares outstanding	10,350,000	2,650,000

Net asset value per share	$16.74	$17.73

Market value per share	$16.75	$17.73

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

SCHEDULE OF INVESTMENTS

June 30, 2026

(Unaudited)

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
U.S. Bank Deposit Account	3.450%	$8,521,248	$8,521,248	4.92%	8,521,248
Goldman Sachs Financial Square Government Fund - Institutional Class	3.540%	66,874,177	66,874,177	38.60	66,874,177
Total money market funds		$75,395,425	$75,395,425	43.52%

	Maturity				Percentage of	Principal
	Date	Yield	Cost	Fair Value	Net Assets	Amount
Commercial Paper
BASF SE	July 10, 2026	3.714%	$2,490,750	$2,497,688	1.44%	2,500,000
Brookfield Infrastructure Holdings (Canada) Inc.	July 23, 2026	3.867%	4,977,542	4,988,236	2.88	5,000,000
Brookfield Infrastructure Holdings (Canada) Inc.	August 13, 2026	3.924%	7,453,688	7,465,063	4.31	7,500,000
EIDP, Inc.	July 17, 2026	3.826%	2,482,847	2,495,778	1.44	2,500,000
EIDP, Inc.	July 24, 2026	3.841%	2,479,627	2,493,915	1.44	2,500,000
EIDP, Inc.	July 30, 2026	3.833%	4,970,367	4,984,654	2.88	5,000,000
Entergy Corporation	August 12, 2026	3.831%	2,479,681	2,488,917	1.44	2,500,000
Entergy Corporation	August 27, 2026	3.835%	2,477,042	2,484,958	1.43	2,500,000
Equifax Inc.	July 30, 2026	3.734%	2,490,442	2,492,508	1.44	2,500,000
Equifax Inc.	August 20, 2026	3.934%	2,478,333	2,486,458	1.44	2,500,000
General Motors Financial Company, Inc.	August 7, 2026	3.828%	4,963,056	4,980,472	2.87	5,000,000
Glencore Funding LLC	July 31, 2026	3.733%	2,477,903	2,492,292	1.44	2,500,000
Glencore Funding LLC	August 4, 2026	3.836%	2,476,514	2,491,028	1.44	2,500,000
Harley-Davidson Financial Services, Inc.	July 6, 2026	4.240%	4,953,333	4,997,083	2.88	5,000,000
Harley-Davidson Financial Services, Inc.	September 11, 2026	4.268%	2,476,511	2,478,860	1.43	2,500,000
Jabil Inc.	August 27, 2026	4.096%	7,440,742	7,451,747	4.30	7,500,000
Keurig Dr Pepper Inc.	July 22, 2026	4.028%	2,488,861	2,494,152	1.44	2,500,000
Marriott International, Inc.	July 31, 2026	3.737%	2,488,633	2,492,250	1.44	2,500,000
The Campbell's Company	July 15, 2026	4.040%	4,950,000	4,992,222	2.88	5,000,000
The Campbell's Company	August 6, 2026	3.885%	991,017	996,150	0.57	1,000,000
The Campbell's Company	September 21, 2026	3.966%	1,188,996	1,189,258	0.69	1,200,000
The Sherwin-Williams Company	July 29, 2026	3.680%	4,972,550	4,985,767	2.88	5,000,000
The Sherwin-Williams Company	August 25, 2026	3.675%	2,482,764	2,486,059	1.43	2,500,000
Total Commercial Paper			$79,131,199	$79,405,515	45.83%
Total Cash Equivalents				$154,800,940	89.35%

	Number of		Percentage of	Notional Amount
Description: Liabilities	Contracts	Fair Value/Unrealized Depreciation	Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT corn futures SEP26	2,910	$8,851,741	5.11%	$60,637,125
CBOT corn futures DEC26	2,384	6,407,353	3.70	51,971,200
CBOT corn futures DEC27	2,583	5,417,377	3.13	60,635,925
Total commodity futures contracts		$20,676,471	11.94%	$173,244,250

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

SCHEDULE OF INVESTMENTS

December 31, 2025

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
U.S. Bank Deposit Account	3.450%	$4,457,356	$4,457,356	9.49%	4,457,356
Goldman Sachs Financial Square Government Fund - Institutional Class	3.692%	6,922,448	6,922,448	14.73	6,922,448
Total money market funds		$11,379,804	$11,379,804	24.22%

	Maturity				Percentage of	Principal
	Date	Yield	Cost	Fair Value	Net Assets	Amount
Commercial Paper
Bell Canada, Inc.	January 22, 2026	3.876%	$4,966,313	$4,988,771	10.62%	5,000,000
Harley-Davidson Financial Services, Inc.	March 3, 2026	3.989%	2,475,313	2,483,267	5.28	2,500,000
Harley-Davidson Financial Services, Inc.	March 5, 2026	3.782%	2,479,167	2,483,594	5.29	2,500,000
Mondelez International, Inc.	February 2, 2026	3.824%	2,484,431	2,491,555	5.30	2,500,000
Oracle Corporation	February 4, 2026	3.719%	7,462,229	7,473,791	15.91	7,500,000
Oracle Corporation	March 25, 2026	3.793%	2,478,067	2,478,328	5.27	2,500,000
Total Commercial Paper			$22,345,520	$22,399,306	47.67%
Total Cash Equivalents				$33,779,110	71.89%

	Number of		Percentage of	Notional Amount
	Contracts	Fair Value/Unrealized Appreciation	Net Assets	(Long Exposure)
Commodity futures contracts
United States corn futures contracts
CBOT corn futures DEC26	716	50,255	0.11%	16,485,900

	Number of		Percentage of	Notional Amount
Description: Liabilities	Contracts	Fair Value/Unrealized Depreciation	Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT corn futures MAY26	732	$13,235	0.03%	$16,405,950
CBOT corn futures JUL26	620	157,550	0.34	14,089,500
Total commodity futures contracts		$170,785	0.37%	$30,495,450

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$(6,062,166)	$(1,168,091)	$(5,402,481)	$(181,948)
Net change in unrealized appreciation (depreciation) on commodity futures contracts	(18,996,621)	(1,171,337)	(20,555,941)	(2,755,595)
Interest income	2,182,737	536,511	2,856,904	1,197,798
Total income (loss)	(22,876,050)	(1,802,917)	(23,101,518)	(1,739,745)

Expenses
Management fees	615,090	123,779	794,202	278,021
Professional fees	166,716	65,562	275,342	149,817
Distribution and marketing fees	376,077	245,629	599,968	492,045
Custodian fees and expenses	35,476	23,803	62,343	54,973
Business permits and licenses fees	14,011	11,444	22,967	23,783
General and administrative expenses	23,174	19,804	41,085	44,920
Other expenses	-	1,238	-	1,238
Total expenses	1,230,544	491,259	1,795,907	1,044,797

Total expenses, net	1,230,544	491,259	1,795,907	1,044,797

Net income (loss)	$(24,106,594)	$(2,294,176)	$(24,897,425)	$(2,784,542)

Net increase (decrease) in net asset value per share	$(1.60)	$(0.84)	$(0.99)	$(1.07)
Net income (loss) per weighted average share	$(1.76)	$(0.86)	$(2.80)	$(0.95)
Weighted average shares outstanding	13,716,484	2,673,905	8,894,890	2,945,032

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Operations
Net income (loss)	$(24,106,594)	$(2,294,176)	$(24,897,425)	$(2,784,542)
Capital transactions
Issuance of Shares	69,276,607	3,906,120	330,636,150	3,906,120
Redemption of Shares	(178,627,110)	(8,350,922)	(179,478,470)	(21,169,822)
Total capital transactions	(109,350,503)	(4,444,802)	151,157,680	(17,263,702)
Net change in net assets	(133,457,097)	(6,738,978)	126,260,255	(20,048,244)

Net assets, beginning of period	$306,706,756	$51,414,972	$46,989,404	$64,724,238

Net assets, end of period	$173,249,659	$44,675,994	$173,249,659	$44,675,994

Net asset value per share at beginning of period	$18.34	$18.53	$17.73	$18.76

Net asset value per share at end of period	$16.74	$17.69	$16.74	$17.69

Creation of Shares	3,700,000	200,000	17,825,000	200,000
Redemption of Shares	10,075,000	450,000	10,125,000	1,125,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2026	June 30, 2025
Cash flows from operating activities:
Net income (loss)	$(24,897,425)	$(2,784,542)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized depreciation (appreciation) on commodity futures contracts	20,555,941	2,755,595
Changes in operating assets and liabilities:
Due from broker	(29,175,553)	(971,485)
Interest receivable	(40,439)	31,150
Other assets	-	(15,056)
Management fee payable to Sponsor	125,565	(13,833)
Other liabilities	151,835	64,555
Net cash provided by (used in) operating activities	(33,280,076)	(933,616)

Cash flows from financing activities:
Proceeds from sale of Shares	330,636,150	3,906,120
Redemption of Shares	(176,130,630)	(21,169,822)
Net cash provided by (used in) financing activities	154,505,520	(17,263,702)

Net change in cash and cash equivalents	121,225,444	(18,197,318)
Cash and cash equivalents, beginning of period	45,091,481	60,998,326
Cash and cash equivalents, end of period	$166,316,925	$42,801,008

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Cash and cash equivalents	$46,384,883	$39,018,369
Interest receivable	41,047	45,367
Equity in trading accounts:
Commodity futures contracts	242,041	-
Due from broker	2,622,610	3,155,013
Total equity in trading accounts	2,864,651	3,155,013
Total assets	$49,290,581	42,218,749

Liabilities
Payable for shares redeemed	$-	1,094,240
Management fee payable to Sponsor	44,195	43,174
Other liabilities	111,133	50,703
Equity in trading accounts:
Commodity futures contracts	943,813	2,185,227
Total liabilities	$1,099,141	3,373,344

Net assets	$48,191,440	$38,845,405

Shares outstanding	1,975,000	1,775,000

Net asset value per share	$24.40	$21.88

Market value per share	$24.40	$21.86

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

SCHEDULE OF INVESTMENTS

June 30, 2026

(Unaudited)

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
U.S. Bank Deposit Account	3.450%	$2,321,127	$2,321,127	4.82%	2,321,127
Goldman Sachs Financial Square Government Fund - Institutional Class	3.540%	20,540,982	20,540,982	42.62	20,540,982
Total money market funds		$22,862,109	$22,862,109	47.44%

	Maturity				Percentage of	Principal
	Date	Yield	Cost	Fair Value	Net Assets	Amount
Commercial Paper
EIDP, Inc.	July 6, 2026	3.830%	$2,480,472	$2,498,681	5.18%	2,500,000
Enbridge (U.S.) Inc.	July 2, 2026	3.766%	4,978,646	4,999,479	10.37	5,000,000
Entergy Corporation	July 8, 2026	3.849%	2,481,431	2,498,143	5.18	2,500,000
General Motors Financial Company, Inc.	July 1, 2026	3.934%	2,478,604	2,500,000	5.19	2,500,000
General Motors Financial Company, Inc.	August 7, 2026	3.828%	2,481,528	2,490,236	5.17	2,500,000
The Campbell's Company	July 16, 2026	3.921%	2,486,458	2,495,937	5.18	2,500,000
Total Commercial Paper			$17,387,139	$17,482,476	36.27%
Total Cash Equivalents				$40,344,585	83.71%

	Number of		Percentage of	Notional Amount
	Contracts	Fair Value/Unrealized Appreciation	Net Assets	(Long Exposure)
Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures NOV27	298	$242,041	0.50%	$16,937,575

	Number of		Percentage of	Notional Amount
Description: Liabilities	Contracts	Fair Value/Unrealized Depreciation	Net Assets	(Long Exposure)

Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures NOV26	294	$189,555	0.39%	$16,813,125
CBOT soybean futures JAN27	249	754,258	1.57	14,426,438
Total commodity futures contracts		$943,813	1.96%	$31,239,563

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

SCHEDULE OF INVESTMENTS

December 31, 2025

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
U.S. Bank Deposit Account	3.450%	$1,178,843	$1,178,843	3.03%	1,178,843
Goldman Sachs Financial Square Government Fund - Institutional Class	3.692%	14,473,612	14,473,612	37.26	14,473,612
Total money market funds		$15,652,455	$15,652,455	40.29%

	Maturity				Percentage of	Principal
	Date	Yield	Cost	Fair Value	Net Assets	Amount
Commercial Paper
Brookfield Infrastructure Holdings (Canada) Inc.	January 29, 2026	3.931%	$2,480,500	$2,492,417	6.42%	2,500,000
Brookfield Infrastructure Holdings (Canada) Inc.	February 19, 2026	3.883%	2,478,878	2,486,899	6.40	2,500,000
Glencore Funding LLC	January 30, 2026	3.870%	2,480,800	2,492,267	6.42	2,500,000
Harley-Davidson Financial Services, Inc.	March 3, 2026	3.989%	2,475,313	2,483,267	6.39	2,500,000
Harley-Davidson Financial Services, Inc.	March 10, 2026	3.987%	2,475,325	2,481,357	6.39	2,500,000
Hyundai Capital America	January 8, 2026	3.927%	4,965,875	4,996,208	12.86	5,000,000
Total Commercial Paper			$17,356,691	$17,432,415	44.88%
Total Cash Equivalents				$33,084,870	85.17%

	Number of		Percentage of	Notional Amount
Description: Liabilities	Contracts	Fair Value/Unrealized Depreciation	Net Assets	(Long Exposure)

Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures MAR26	259	$859,062	2.21%	$13,565,125
CBOT soybean futures MAY26	220	1,074,702	2.77	11,671,000
CBOT soybean futures NOV26	256	251,463	0.65	13,625,600
Total commodity futures contracts		$2,185,227	5.63%	$38,861,725

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$2,097,894	$(35,053)	$2,460,065	$(409,265)
Net change in unrealized appreciation (depreciation) on commodity futures contracts	(2,506,884)	514,312	1,483,455	701,772
Interest income	546,267	276,434	922,950	557,143
Total income (loss)	137,277	755,693	4,866,470	849,650

Expenses
Management fees	152,391	63,365	256,480	128,797
Professional fees	70,605	33,999	134,099	77,802
Distribution and marketing fees	156,040	131,839	260,129	252,234
Custodian fees and expenses	14,247	10,335	29,860	26,693
Business permits and licenses fees	9,108	9,299	17,435	14,533
General and administrative expenses	8,116	11,406	18,525	24,492
Other expenses	-	634	-	634
Total expenses	410,507	260,877	716,528	525,185

Total expenses, net	410,507	260,877	716,528	525,185

Net income (loss)	$(273,230)	$494,816	$4,149,942	$324,465

Net increase (decrease) in net asset value per share	$0.00	$0.44	$2.52	$0.30
Net income (loss) per weighted average share	$(0.11)	$0.42	$1.93	$0.27
Weighted average shares outstanding	2,480,769	1,167,861	2,151,934	1,193,650

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Operations
Net income (loss)	$(273,230)	$494,816	$4,149,942	$324,465
Capital transactions
Issuance of Shares	15,504,238	1,636,944	28,831,923	3,253,397
Redemption of Shares	(22,539,870)	(1,059,524)	(23,635,830)	(2,136,757)
Total capital transactions	(7,035,632)	577,420	5,196,093	1,116,640
Net change in net assets	(7,308,862)	1,072,236	9,346,035	1,441,105

Net assets, beginning of period	$55,500,302	$25,591,912	$38,845,405	$25,223,043

Net assets, end of period	$48,191,440	$26,664,148	$48,191,440	$26,664,148

Net asset value per share at beginning of period	$24.40	$21.33	$21.88	$21.47

Net asset value per share at end of period	$24.40	$21.77	$24.40	$21.77

Creation of Shares	625,000	75,000	1,175,000	150,000
Redemption of Shares	925,000	50,000	975,000	100,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2026	June 30, 2025
Cash flows from operating activities:
Net income (loss)	$4,149,942	$324,465
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized depreciation (appreciation) on commodity futures contracts	(1,483,455)	(701,772)
Changes in operating assets and liabilities:
Due from broker	532,403	1,091,238
Interest receivable	4,320	5,508
Other assets	-	(7,158)
Management fee payable to Sponsor	1,021	(1,270)
Other liabilities	60,430	48,421
Net cash provided by (used in) operating activities	3,264,661	759,432

Cash flows from financing activities:
Proceeds from sale of Shares	28,831,923	3,253,397
Redemption of Shares	(24,730,070)	(2,136,757)
Net cash provided by (used in) financing activities	4,101,853	1,116,640

Net change in cash and cash equivalents	7,366,514	1,876,072
Cash and cash equivalents beginning of period	39,018,369	23,806,400
Cash and cash equivalents end of period	$46,384,883	$25,682,472

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Cash and cash equivalents	$69,693,234	$14,057,467
Interest receivable	118,497	24,116
Equity in trading accounts:
Commodity futures contracts	149,012	-
Due from broker	3,723,100	1,809,178
Total equity in trading accounts	3,872,112	1,809,178
Total assets	73,683,843	15,890,761

Liabilities
Management fee payable to Sponsor	60,382	12,645
Other liabilities	76,553	40,508
Equity in trading accounts:
Commodity futures contracts	827,027	1,150,617
Total liabilities	963,962	1,203,770

Net assets	$72,719,881	$14,686,991

Shares outstanding	7,425,000	1,500,000

Net asset value per share	$9.79	$9.79

Market value per share	$9.79	$9.76

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

SCHEDULE OF INVESTMENTS

June 30, 2026

(Unaudited)

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
U.S. Bank Deposit Account	3.450%	$37,578,471	$37,578,471	51.68%	37,578,471
Goldman Sachs Financial Square Government Fund - Institutional Class	3.540%	7,468,382	7,468,382	10.27	7,468,382
Total Money Market Funds		$45,046,853	$45,046,853	61.95%

	Maturity				Percentage of	Principal
	Date	Yield	Cost	Fair Value	Net Assets	Amount
Commercial Paper
BASF SE	July 10, 2026	3.714%	$4,981,500	$4,995,375	6.87%	5,000,000
Boston Scientific Corporation	July 6, 2026	3.779%	2,487,467	2,498,694	3.44	2,500,000
Enbridge (U.S.) Inc.	July 2, 2026	3.766%	4,978,646	4,999,479	6.87	5,000,000
Harley-Davidson Financial Services, Inc.	July 7, 2026	4.084%	1,983,125	1,998,650	2.75	2,000,000
Marriott International, Inc.	July 31, 2026	3.764%	4,981,771	4,984,375	6.85	5,000,000
The Campbell's Company	August 13, 2026	3.937%	2,631,255	2,643,628	3.64	2,656,000
Total Commercial Paper			$22,043,764	$22,120,201	30.42%
Total Cash Equivalents				$67,167,054	92.37%

	Number of		Percentage of	Notional Amount
	Contracts	Fair Value/Unrealized Appreciation	Net Assets	(Long Exposure)
Commodity futures contracts
United States sugar futures contracts
ICE sugar futures MAY27	1,252	$50,810	0.07%	$21,860,922
ICE sugar futures MAR28	1,366	98,202	0.14	25,457,869
Total commodity futures contracts		$149,012	0.21%	$47,318,791

	Number of		Percentage of	Notional Amount
Description: Liabilities	Contracts	Fair Value/Unrealized Depreciation	Net Assets	(Long Exposure)

Commodity futures contracts
United States sugar futures contracts
ICE sugar futures MAR27	1,443	$827,027	1.14%	$25,470,682

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

SCHEDULE OF INVESTMENTS

December 31, 2025

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
U.S. Bank Deposit Account	3.450%	$4,841,539	$4,841,539	32.96%	4,841,539
Goldman Sachs Financial Square Government Fund - Institutional Class	3.692%	4,242,858	4,242,858	28.89	4,242,858
Total Money Market Funds		$9,084,397	$9,084,397	61.85%

	Maturity				Percentage of	Principal
	Date	Yield	Cost	Fair Value	Net Assets	Amount
Commercial Paper
Mondelez International, Inc.	February 2, 2026	3.824%	$2,484,431	$2,491,556	16.96%	2,500,000
Total Cash Equivalents				$11,575,953	78.81%

	Number of		Percentage of	Notional Amount
Description: Liabilities	Contracts	Fair Value/Unrealized Depreciation	Net Assets	(Long Exposure)

Commodity futures contracts
United States sugar futures contracts
ICE sugar futures MAY26	311	$525,043	3.57%	$5,106,371
ICE sugar futures JUL26	267	226,844	1.54	4,398,878
ICE sugar futures MAR27	294	398,730	2.72	5,182,867
Total commodity futures contracts		$1,150,617	7.83%	$14,688,116

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$(5,263,203)	$(750,468)	$(6,095,759)	$(1,251,722)
Net change in unrealized appreciation (depreciation) on commodity futures contracts	(2,285,871)	(421,808)	472,602	1,089,719
Interest income	646,692	112,041	819,305	244,760
Total income (loss)	(6,902,382)	(1,060,235)	(4,803,852)	82,757

Expenses
Management fees	182,179	25,999	229,656	57,315
Professional fees	52,843	20,392	83,703	47,973
Distribution and marketing fees	110,844	51,926	165,443	123,349
Custodian fees and expenses	10,656	6,701	20,152	14,530
Business permits and licenses fees	12,720	7,004	16,518	9,509
General and administrative expenses	5,191	5,901	12,313	12,164
Other expenses	-	260	-	260
Total expenses	374,433	118,183	527,785	265,100

Total expenses, net	374,433	118,183	527,785	265,100

Net income (loss)	$(7,276,815)	$(1,178,418)	$(5,331,637)	$(182,343)

Net increase (decrease) in net asset value per share	$(0.64)	$(1.30)	$0.00	$(0.48)
Net income (loss) per weighted average share	$(0.97)	$(1.30)	$(1.12)	$(0.18)
Weighted average shares outstanding	7,532,143	909,894	4,768,094	991,164

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Operations
Net income (loss)	$(7,276,815)	$(1,178,418)	$(5,331,637)	$(182,343)
Capital transactions
Issuance of Shares	60,244,678	3,166,885	112,402,155	5,454,265
Redemption of Shares	(48,327,401)	(2,609,300)	(49,037,628)	(7,443,322)
Total capital transactions	11,917,277	557,585	63,364,527	(1,989,057)
Net change in net assets	4,640,462	(620,833)	58,032,890	(2,171,400)

Net assets, beginning of period	$68,079,419	$10,996,410	$14,686,991	$12,546,977

Net assets, end of period	$72,719,881	$10,375,577	$72,719,881	$10,375,577

Net asset value per share at beginning of period	$10.43	$12.22	$9.79	$11.41

Net asset value per share at end of period	$9.79	$10.92	$9.79	$10.92

Creation of Shares	6,000,000	275,000	11,100,000	475,000
Redemption of Shares	5,100,000	225,000	5,175,000	625,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2026	June 30, 2025
Cash flows from operating activities:
Net income (loss)	$(5,331,637)	$(182,343)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized depreciation (appreciation) on commodity futures contracts	(472,602)	(1,089,719)
Changes in operating assets and liabilities:
Due from broker	(1,913,922)	1,566,850
Interest receivable	(94,381)	16,922
Other assets	-	(23,725)
Management fee payable to Sponsor	47,737	(3,966)
Other liabilities	36,045	2,915
Net cash provided by (used in) operating activities	(7,728,760)	286,934

Cash flows from financing activities:
Proceeds from sale of Shares	112,402,155	5,454,265
Redemption of Shares	(49,037,628)	(7,443,322)
Net cash provided by (used in) financing activities	63,364,527	(1,989,057)

Net change in cash and cash equivalents	55,635,767	(1,702,123)
Cash and cash equivalents beginning of period	14,057,467	11,831,089
Cash and cash equivalents end of period	$69,693,234	$10,128,966

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Cash and cash equivalents	$250,337,619	$107,092,260
Interest receivable	248,687	58,047
Equity in trading accounts:
Due from broker	44,078,278	13,396,313
Total equity in trading accounts	44,078,278	13,396,313
Total assets	294,664,584	120,546,620

Liabilities
Payable for shares redeemed	2,764,063	-
Management fee payable to Sponsor	242,224	99,094
Other liabilities	424,496	75,264
Equity in trading accounts:
Commodity futures contracts	24,668,372	7,314,828
Total liabilities	28,099,155	7,489,186

Net assets	$266,565,429	$113,057,434

Shares outstanding	12,054,970	5,654,970

Net asset value per share	$22.11	$19.99

Market value per share	$22.03	$19.97

*During the year ended December 31, 2025, the Fund effected the following reverse share split: November 25, 2025, a 1 for 5 reverse share split. Per-share information for all prior periods has been retroactively adjusted to reflect this reverse share split.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

SCHEDULE OF INVESTMENTS

June 30, 2026

(Unaudited)

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
U.S. Bank Deposit Account	3.450%	$41,481,252	$41,481,252	15.56%	41,481,252
Goldman Sachs Financial Square Government Fund - Institutional Class	3.540%	105,688,283	105,688,283	39.65	105,688,283
Total money market funds		$147,169,535	$147,169,535	55.21%

	Maturity				Percentage of	Principal
	Date	Yield	Cost	Fair Value	Net Assets	Amount
Commercial Paper
BASF SE	July 10, 2026	3.714%	$2,490,750	$2,497,688	0.94%	2,500,000
Brookfield Infrastructure Holdings (Canada) Inc.	August 13, 2026	3.924%	4,969,125	4,976,708	1.87	5,000,000
Brookfield Infrastructure Holdings (Canada) Inc.	August 13, 2026	3.848%	2,488,297	2,488,563	0.93	2,500,000
EIDP, Inc.	July 6, 2026	3.830%	2,480,472	2,498,681	0.94	2,500,000
EIDP, Inc.	July 17, 2026	3.826%	2,482,847	2,495,778	0.94	2,500,000
EIDP, Inc.	July 24, 2026	3.841%	2,479,627	2,493,915	0.94	2,500,000
Entergy Corporation	July 8, 2026	3.849%	2,481,431	2,498,143	0.94	2,500,000
Entergy Corporation	August 27, 2026	3.835%	2,477,042	2,484,958	0.93	2,500,000
Equifax Inc.	July 30, 2026	3.734%	2,490,442	2,492,508	0.94	2,500,000
Equifax Inc.	August 20, 2026	3.934%	2,478,333	2,486,458	0.93	2,500,000
General Motors Financial Company, Inc.	July 1, 2026	3.934%	2,478,604	2,500,000	0.94	2,500,000
General Motors Financial Company, Inc.	July 8, 2026	3.825%	4,966,750	4,996,306	1.87	5,000,000
General Motors Financial Company, Inc.	August 7, 2026	3.828%	2,481,528	2,490,236	0.93	2,500,000
Glencore Funding LLC	July 6, 2026	3.720%	2,486,382	2,498,715	0.94	2,500,000
Glencore Funding LLC	July 31, 2026	3.733%	2,477,903	2,492,292	0.93	2,500,000
Glencore Funding LLC	August 4, 2026	3.836%	2,476,514	2,491,028	0.93	2,500,000
Harley-Davidson Financial Services, Inc.	July 6, 2026	4.240%	4,953,333	4,997,083	1.87	5,000,000
Harley-Davidson Financial Services, Inc.	July 7, 2026	4.084%	1,983,125	1,998,650	0.75	2,000,000
Harley-Davidson Financial Services, Inc.	September 11, 2026	4.268%	2,476,511	2,478,860	0.93	2,500,000
Jabil Inc.	August 27, 2026	4.096%	4,960,494	4,967,831	1.86	5,000,000
Keurig Dr Pepper Inc.	July 22, 2026	4.028%	2,488,861	2,494,152	0.94	2,500,000
Marriott International, Inc.	July 30, 2026	3.729%	9,949,503	9,970,114	3.74	10,000,000
Marriott International, Inc.	July 31, 2026	3.737%	2,488,633	2,492,250	0.93	2,500,000
The Campbell's Company	July 16, 2026	3.921%	2,486,458	2,495,937	0.94	2,500,000
The Campbell's Company	September 21, 2026	3.966%	2,477,075	2,477,621	0.93	2,500,000
The Sherwin-Williams Company	July 27, 2026	3.669%	7,460,458	7,480,229	2.81	7,500,000
The Sherwin-Williams Company	July 29, 2026	3.680%	4,972,550	4,985,767	1.87	5,000,000
Total Commercial Paper			$91,383,048	$91,720,471	34.41%
Total Cash Equivalents				$238,890,006	89.62%

	Number of		Percentage of	Notional Amount
Description: Liabilities	Contracts	Fair Value/Unrealized Depreciation	Net Assets	(Long Exposure)

Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures SEP26	3,167	$8,343,492	3.13%	$93,307,738
CBOT wheat futures DEC26	2,647	5,541,264	2.08	80,005,575
CBOT wheat futures DEC27	2,824	10,783,616	4.05	93,262,600
Total commodity futures contracts		$24,668,372	9.26%	$266,575,913

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

SCHEDULE OF INVESTMENTS

December 31, 2025

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
U.S. Bank Deposit Account	3.450%	$3,608,536	$3,608,536	3.19%	3,608,536
Goldman Sachs Financial Square Government Fund - Institutional Class	3.692%	42,457,622	42,457,622	37.55	42,457,622
Total money market funds		$46,066,158	$46,066,158	40.74%

	Maturity				Percentage of	Principal
	Date	Yield	Cost	Fair Value	Net Assets	Amount
Commercial Paper
Bell Canada, Inc.	March 4, 2026	3.844%	$2,477,775	$2,483,596	2.20%	2,500,000
Brookfield Infrastructure Holdings (Canada) Inc.	January 22, 2026	4.035%	4,957,222	4,988,333	4.41	5,000,000
Brookfield Infrastructure Holdings (Canada) Inc.	January 29, 2026	3.931%	2,480,500	2,492,417	2.20	2,500,000
Brookfield Infrastructure Holdings (Canada) Inc.	February 19, 2026	3.883%	2,478,878	2,486,899	2.20	2,500,000
Crown Castle Inc.	January 20, 2026	3.854%	4,982,400	4,989,867	4.41	5,000,000
Crown Castle Inc.	January 22, 2026	3.855%	2,490,400	2,494,400	2.21	2,500,000
Glencore Funding LLC	January 14, 2026	3.822%	4,970,972	4,993,139	4.42	5,000,000
Glencore Funding LLC	January 30, 2026	3.870%	4,961,600	4,984,533	4.41	5,000,000
Harley-Davidson Financial Services, Inc.	March 5, 2026	3.782%	2,479,167	2,483,594	2.20	2,500,000
Harley-Davidson Financial Services, Inc.	March 10, 2026	3.987%	4,950,650	4,962,713	4.39	5,000,000
Hyundai Capital America	January 8, 2026	3.927%	2,482,938	2,498,104	2.21	2,500,000
Oracle Corporation	March 11, 2026	3.862%	7,434,604	7,444,972	6.59	7,500,000
Oracle Corporation	March 25, 2026	3.793%	2,478,067	2,478,328	2.19	2,500,000
Total Commercial Paper			$49,625,173	$49,780,895	44.04%
Total Cash Equivalents				$95,847,053	84.78%

	Number of		Percentage of	Notional Amount
Description: Liabilities	Contracts	Fair Value/Unrealized Depreciation	Net Assets	(Long Exposure)

Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures MAY26	1,521	$2,253,008	1.99%	$39,431,925
CBOT wheat futures JUL26	1,276	1,137,701	1.01	33,893,750
CBOT wheat futures DEC26	1,406	3,924,119	3.47	39,701,925
Total commodity futures contracts		$7,314,828	6.47%	$113,027,600

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$ 14,624,504	$ (6,080,137)	$ 18,883,972	$ (9,540,387)
Net change in unrealized appreciation (depreciation) on commodity futures contracts	(37,762,836)	(45,543)	(17,353,544)	(301,357)
Interest income	2,627,693	1,282,389	3,961,684	2,576,812
Total income (loss)	(20,510,639)	(4,843,291)	5,492,112	(7,264,932)

Expenses
Management fees	743,955	298,015	1,115,154	598,639
Professional fees	234,837	156,085	479,405	292,184
Distribution and marketing fees	667,376	481,728	1,129,168	918,507
Custodian fees and expenses	57,094	49,700	116,486	102,011
Business permits and licenses fees	21,491	8,941	40,051	50,767
General and administrative expenses	33,948	34,781	71,068	82,881
Other expenses	-	2,980	-	5,986
Total expenses	1,758,701	1,032,230	2,951,332	2,050,975

Total expenses, net	1,758,701	1,032,230	2,951,332	2,050,975

Net income (loss)	$ (22,269,340)	$ (5,875,521)	$ 2,540,780	$ (9,315,907)

Net increase (decrease) in net asset value per share	$ (1.37)	$ (1.14)	$ 2.12	$ (1.87)
Net income (loss) per weighted average share	$ (1.74)	$ (1.13)	$ 0.26	$ (1.83)
Weighted average shares outstanding	12,806,618	5,193,133	9,890,882	5,082,238

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Operations
Net income (loss)	$(22,269,340)	$(5,875,521)	$2,540,780	$(9,315,907)
Capital transactions
Issuance of Shares	75,877,455	10,267,238	242,619,788	13,312,968
Redemption of Shares	(90,648,053)	(2,237,275)	(91,652,573)	(8,915,693)
Total capital transactions	(14,770,598)	8,029,963	150,967,215	4,397,275
Net change in net assets	(37,039,938)	2,154,442	153,507,995	(4,918,632)

Net assets, beginning of period	$303,605,367	$115,071,133	$113,057,434	$122,144,207

Net assets, end of period	$266,565,429	$117,225,575	$266,565,429	$117,225,575

Net asset value per share at beginning of period	$23.48	$23.41	$19.99	$24.14

Net asset value per share at end of period	$22.11	$22.27	$22.11	$22.27

Creation of Shares	3,150,000	445,000	10,475,000	570,000
Redemption of Shares	4,025,000	95,000	4,075,000	365,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2026	June 30, 2025
Cash flows from operating activities:
Net income (loss)	$2,540,780	$(9,315,907)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized depreciation (appreciation) on commodity futures contracts	17,353,544	301,357
Changes in operating assets and liabilities:
Due from broker	(30,681,965)	1,683,208
Interest receivable	(190,640)	(14,239)
Other assets	-	(39,579)
Management fee payable to Sponsor	143,130	(2,685)
Other liabilities	349,232	132,725
Net cash provided by (used in) operating activities	(10,485,919)	(7,255,120)

Cash flows from financing activities:
Proceeds from sale of Shares	242,619,788	13,312,968
Redemption of Shares	(88,888,510)	(8,915,693)
Net cash provided by (used in) financing activities	153,731,278	4,397,275

Net change in cash and cash equivalents	143,245,359	(2,857,845)
Cash and cash equivalents, beginning of period	107,092,260	114,295,968
Cash and cash equivalents, end of period	$250,337,619	$111,438,123

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Cash equivalents	$28,573	$13,162
Interest receivable	80	56
Equity in trading accounts:
Investments in securities, at fair value (cost $18,935,459 and $8,156,688 as of June 30, 2026 and December 31, 2025, respectively)	18,201,506	6,298,329
Total assets	18,230,159	6,311,547

Liabilities
Other liabilities	11,111	3,576
Total liabilities	11,111	3,576

Net assets	$18,219,048	$6,307,971

Shares outstanding	762,500	275,000

Net asset value per share	$23.89	$22.94

Market value per share	$23.84	$22.92

The accompanying notes are an integral part of these financial statements.

 TEUCRIUM AGRICULTURAL FUND

SCHEDULE OF INVESTMENTS

June 30, 2026

(Unaudited)

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Exchange-traded funds
Teucrium Corn Fund		$5,029,355	$4,588,562	25.19%	273,944
Teucrium Soybean Fund		4,542,006	4,548,086	24.96	186,397
Teucrium Sugar Fund		4,581,900	4,509,186	24.75	460,591
Teucrium Wheat Fund		4,782,198	4,555,672	25.00	206,794
Total exchange-traded funds		$18,935,459	$18,201,506	99.90%

Cash equivalents
Money market funds
U.S. Bank Deposit Account	3.450%	$28,573	$28,573	0.16%	28,573

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

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Income
Realized and unrealized gain (loss) on trading of securities:
Realized gain (loss) on securities	$(1,674,594)	$(261,858)	$(1,801,668)	$(374,921)
Net change in unrealized appreciation (depreciation) on securities	71,354	(164,615)	1,124,406	18,481
Interest income	930	134	2,382	241
Total income (loss)	(1,602,310)	(426,339)	(674,880)	(356,199)

Expenses
Professional fees	12,996	15,747	25,312	27,216
Distribution and marketing fees	41,965	36,760	68,557	64,429
Custodian fees and expenses	4,120	2,123	10,475	4,583
Business permits and licenses fees	1,781	3,744	11,394	13,569
General and administrative expenses	3,060	3,785	4,618	5,777
Other expenses	1	6	8	7
Total expenses	63,923	62,165	120,364	115,581

Expenses waived by the Sponsor	(58,560)	(59,263)	(112,830)	(110,117)

Total expenses, net	5,363	2,902	7,534	5,464

Net income (loss)	$(1,607,673)	$(429,241)	$(682,414)	$(361,663)

Net increase (decrease) in net asset value per share	$(1.27)	$(1.11)	$0.95	$(0.96)
Net income (loss) per weighted average share	$(1.84)	$(1.10)	$(1.10)	$(0.91)
Weighted average shares outstanding	874,451	389,288	622,583	396,411

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Operations
Net income (loss)	$(1,607,673)	$(429,241)	$(682,414)	$(361,663)
Capital transactions
Issuance of Shares	4,661,279	-	28,218,869	-
Redemption of Shares	(15,339,745)	(920,775)	(15,625,378)	(1,242,281)
Total capital transactions	(10,678,466)	(920,775)	12,593,491	(1,242,281)
Net change in net assets	(12,286,139)	(1,350,016)	11,911,077	(1,603,944)

Net assets, beginning of period	$30,505,187	$10,099,483	$6,307,971	$10,353,411

Net assets, end of period	$18,219,048	$8,749,467	$18,219,048	$8,749,467

Net asset value per share at beginning of period	$25.16	$25.25	$22.94	$25.10

Net asset value per share at end of period	$23.89	$24.14	$23.89	$24.14

Creation of Shares	187,500	-	1,137,500	-
Redemption of Shares	637,500	37,500	650,000	50,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2026	June 30, 2025
Cash flows from operating activities:
Net income (loss)	$(682,414)	$(361,663)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized depreciation (appreciation) on securities	(1,124,406)	(18,481)
Changes in operating assets and liabilities:
Net (purchase) sale of investments in securities	(10,778,771)	1,622,646
Interest receivable	(24)	(10)
Other assets	-	1,180
Other liabilities	7,535	4,284
Net cash provided by (used in) operating activities	(12,578,080)	1,247,956

Cash flows from financing activities:
Proceeds from sale of Shares	28,218,869	-
Redemption of Shares	(15,625,378)	(1,242,281)
Net cash provided by (used in) financing activities	12,593,491	(1,242,281)

Net change in cash equivalents	15,411	5,675
Cash equivalents, beginning of period	13,162	8,570
Cash equivalents, end of period	$28,573	$14,245

The accompanying notes are an integral part of these financial statements.

7RCC SPOT BITCOIN AND CARBON CREDIT FUTURES ETF

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2026*	December 31, 2025**
	(Unaudited)
Assets
Cash and cash equivalents	$267,927	$100
Interest receivable	625	-
Equity in trading accounts:
Investments in Bitcoin, at fair value (cost: $1,110,722)	1,071,328	$-
Commodity futures contracts	11,033	-
Due from broker	20,888	-
Total equity in trading accounts	1,103,249	-
Total assets	1,371,801	100

Liabilities
Management fee payable to Sponsor	614	-
Current taxes payable	2,578	-
Total liabilities	3,192	-

Net assets	$1,368,609	$100

Shares outstanding	60,000	4

Net asset value per share	$22.81	$25.00

Market value per share	$23.15	$-

*The 7RCC Spot Bitcoin and Carbon Credit Futures ETF commenced operations on June 3, 2026.

**Includes the 7RCC Spot Bitcoin and Carbon Credit Futures ETF ("BTCK"), which was organized as a series of the Teucrium Commodity Trust on September 17, 2025, and which issued four shares at a price of $25.00 per share on December 10, 2025. BTCK had not commenced operations as of December 31, 2025.

The accompanying notes are an integral part of these financial statements.

7RCC SPOT BITCOIN AND CARBON CREDIT FUTURES ETF

SCHEDULE OF INVESTMENTS

June 30, 2026

(Unaudited)

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
U.S. Bank Deposit Account	3.450%	$267,927	$267,927	19.58%	267,927

Digital Assets
Bitcoin		$1,110,722	$1,071,328	78.28%	18.28

	Number of Contracts	Fair Value/Unrealized Appreciation	Percentage of Net Assets	Notional Amount (Long Exposure)
Commodity futures contracts
ICE European Carbon Allowances futures contracts
ICE European Carbon Allowances futures DEC26	3	$11,033	0.81%	$274,941

The accompanying notes are an integral part of these financial statements.

7RCC SPOT BITCOIN AND CARBON CREDIT FUTURES ETF

STATEMENT OF OPERATIONS

(Unaudited)

Period Ended*
June 30, 2026
Income
Realized and unrealized gain (loss) on trading:
Realized gain (loss) on foreign currency	$(185)
Realized gain (loss) on commodity futures contracts	(1,498)
Net change in unrealized appreciation (depreciation) on Bitcoin	(39,394)
Net change in unrealized appreciation (depreciation) on commodity futures contracts	11,033
Interest income	615
Total income	(29,429)

Expenses
Management fees	614
Custodian fees and expenses	50
Total expenses	664

Total expenses, net	664

Net income (loss) before taxes	(30,093)

Income tax expense/(benefit)	2,578

Net income (loss) after taxes	$(32,671)

Net increase (decrease) in net asset value per share	$(2.19)
Net income (loss) per weighted average share	$(0.64)
Weighted average shares outstanding	50,741

*The 7RCC Spot Bitcoin and Carbon Credit Futures ETF commenced operations on June 3, 2026.

The accompanying notes are an integral part of these financial statements.

7RCC SPOT BITCOIN AND CARBON CREDIT FUTURES ETF

STATEMENT OF CHANGES IN NET ASSETS

(Unaudited)

Period Ended*
June 30, 2026
Operations
Net income (loss)	$(32,671)
Capital transactions
Issuance of Shares	1,401,280
Redemption of Shares	(100)
Total capital transactions	1,401,180
Net change in net assets	1,368,509

Net assets, beginning of period	$100

Net assets, end of period	$1,368,609

Net asset value per share at beginning of period	$25.00

Net asset value per share at end of period	$22.81

Creation of Shares	60,000
Redemption of Shares	4

*The 7RCC Spot Bitcoin and Carbon Credit Futures ETF commenced operations on June 3, 2026.

The accompanying notes are an integral part of these financial statements.

7RCC SPOT BITCOIN AND CARBON CREDIT FUTURES ETF

STATEMENT OF CASH FLOWS

(Unaudited)

Period Ended*
June 30, 2026
Cash flows from operating activities:
Net income (loss)	$(32,671)
Adjustments to reconcile net income to net cash provided by operating activities:
Net change in unrealized depreciation (appreciation) on Bitcoin	39,394
Net change in unrealized depreciation (appreciation) on commodity futures contracts	(11,033)
Net purchase of investments in Bitcoin	(1,110,722)
Changes in operating assets and liabilities:
Due from broker	(20,888)
Interest receivable	(625)
Management fee payable to Sponsor	614
Current taxes payable	2,578
Net cash provided by (used in) operating activities	(1,133,353)

Cash flows from financing activities:
Proceeds from sale of Shares	1,401,280
Redemption of Shares	(100)
Net cash provided by (used in) financing activities	1,401,180

Net change in cash and cash equivalents	267,827
Cash and cash equivalents beginning of period	100
Cash and cash equivalents end of period	$267,927

*The 7RCC Spot Bitcoin and Carbon Credit Futures ETF commenced operations on June 3, 2026.

The accompanying notes are an integral part of these financial statements.

NOTES TO COMBINED FINANCIAL STATEMENTS

June 30, 2026

(Unaudited)

Note 1 – Organization and Operation

Teucrium Commodity Trust (“Trust”), a Delaware statutory trust organized on September 11, 2009, is a series trust consisting of six series: Teucrium Corn Fund (“CORN”), Teucrium Sugar Fund (“CANE”), Teucrium Soybean Fund (“SOYB”), Teucrium Wheat Fund (“WEAT”), Teucrium Agricultural Fund (“TAGS”), and the 7RCC Spot Bitcoin and Carbon Credit Futures ETF ("BTCK").  On September 17, 2025, BTCK was established as a new series of the Trust.  BTCK commenced operations on June 3, 2026.  The Hashdex Bitcoin Futures ETF (“DEFI”) was a series of the Trust prior to the merger closing on January 3, 2024. As discussed elsewhere in this Form 10-Q, the Trust, on behalf of its series, Hashdex Bitcoin Futures Fund ("Acquired Fund"), and Tidal Commodities Trust I, on behalf of its series, Hashdex Bitcoin Futures Fund, entered into an Agreement and Plan of Merger and Liquidation dated as of October 30, 2023 ("Plan of Merger"). The Merger closed on January 3, 2024.  Upon such closing, the Plan of Merger caused all of the Acquired Fund's shares to be canceled and the Acquired Fund to be liquidated. A Form 15 was filed with the U.S. Securities and Exchange Commission ("SEC") to de-register the Acquired Fund under the Securities Exchange Act of 1934 (the "Exchange Act"), which terminates the Exchange Act reporting obligations of the Acquired Fund. While the Acquired Fund's financials are included in the combined Trust financials for historical periods and for the stub period from January 1, 2024, to January 3, 2024, separate financial statements for the Acquired Fund are not provided. All of these series of the Trust are collectively referred to as the “Funds” and singularly as the “Fund.” Collectively, CORN, CANE, SOYB, WEAT, and TAGS are referred to as the “Agricultural Funds”. Each Fund is a commodity pool that is a series of the Trust. The Funds issue common units, called the “Shares,” representing fractional undivided beneficial interests in a Fund. Effective as of December 18, 2025, the Trust and the Funds operate pursuant to the Trust’s Sixth Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”).

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

On September 17, 2025, the Form S-1 for BTCK was filed with the SEC.  BTCK commenced operations on June 3, 2026.

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

The specific investment objective of each Fund and information regarding the organization and operation of each Fund are included in each Fund’s financial statements and accompanying notes, as well as in other sections of this Form 10-Q filing. In general, the investment objective of each Fund is to have the daily changes in the Net Asset Value (“NAV”) of each Fund’s Shares reflect the daily changes in the specified commodity market for future delivery or Bitcoin as measured by the Benchmark. The investment objective of TAGS is to have the daily changes in percentage terms of NAV of its Shares reflect the daily changes in percentage terms of a weighted average (the “Underlying Fund Average”) of the NAVs per share of the four agricultural commodity pools that are series of the Trust and are sponsored by the Sponsor: CORN, WEAT, SOYB, and CANE (collectively, the “Underlying Funds”). The Underlying Fund Average will have a weighting of 25% to each Underlying Fund, and the Fund’s assets will be rebalanced to maintain the approximate 25% allocation to each Underlying Fund.

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

The Sponsor employs Gemini Trust Company, LLC (“Gemini”) and BitGo Bank & Trust, National Association ("BitGo") as the Custodians for bitcoin assets (collectively, the "Bitcoin Custodians"). Gemini, with principal offices at 315 Park Ave South, Floor 16, New York, NY 10010, is a fiduciary under Section 100 of the New York Banking Law. BitGo, with principal offices at 6216 Pinnacle Place, Suite 101, Sioux Falls, SD 57108, is a national banking association chartered under the laws of the United States of America. The Bitcoin Custodians are cryptocurrency trading platforms, and each offers a platform for buying, selling, and storing digital assets. For custody services, the Funds will pay to Gemini 0.05% of the Fund's total assets maintained by Gemini, accrued daily and paid monthly in kind, plus $125 per withdrawal. For custody services, the Funds will pay to BitGo 0.004166% of average gross assets up to $750 million, 0.00375% of average gross assets between $750 million and $1.5 billion, and 0.00333% of average gross assets over $1.5 billion, billed monthly. These services are recorded in custodian fees and expenses on the combined statements of operations. A summary of these expenses is included below.

The Sponsor employs PINE Distributors LLC, ("PINE" or the "Marketing Agent") as the Marketing Agent for the Funds. The Marketing Agent Agreement among the Marketing Agent, the Sponsor, and the Trust calls for the Marketing Agent to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Marketing Agent and the Sponsor have also entered into a Registered Representative Service Agreement ("RRSA") under which certain employees and officers of the Sponsor are licensed as registered representatives of the Marketing Agent, under Financial Industry Regulatory Authority (“FINRA”) rules. These persons engage in certain marketing activities for the Funds. For its services as the Marketing Agent, PINE receives a fee of 0.0075% of the Fund’s average daily net assets and an aggregate annual fee of $75,000 for all Teucrium Funds. For its services under the RRSA, PINE receives a fee of $3,500 per registered representative and $7,500 per registered location. These services are recorded in distribution and marketing fees on the statements of operations. A summary of these expenses is included below.

The Sponsor employs PINE Adviser Solutions ("PINE Adviser") for the services of Chief Compliance Officer and AML Compliance Officer of the Funds.  The Chief Compliance Officer and AML Compliance Officer is responsible for developing, instituting and monitoring the effectiveness of processes and procedures to comply with all regulatory requirements.  For its services of the Chief Compliance Officer and AML Compliance Officer, PINE Adviser receives an annual fee of $150,000.

Marex Capital Markets, Inc. (“Marex”), StoneX Financial Inc. (“StoneX”), and ADM Investor Services, Inc. ("ADMIS") serve as the Funds’ clearing brokers to execute and clear futures contracts and provide other brokerage-related services. Marex and StoneX are each registered as futures commission merchants (“FCM”) with the U.S. CFTC and are members of the NFA. The clearing brokers are registered as broker-dealers with the SEC and are each a member of FINRA. Marex, and StoneX are each clearing members of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. ADMIS is a clearing member of CME Group, Inc. and ICE Futures U.S., among other major United States commodity exchanges. For Corn, Soybean, Sugar and Wheat Futures Contracts, Marex is paid $4.00 per half-turn. StoneX is paid $4.50 per half-turn exclusive of pass through fees for the exchange and the NFA. ADMIS is paid $4.00 per futures contract half-turn, plus exchange fees. Additionally, if the monthly commissions paid by each Fund does not equal or exceed 16.5% return on the StoneX Capital Requirement at 9.6% of the Exchange Maintenance Margin, each Fund will pay a true up to meet that return at the end of each month. These expenses are recognized on a per-trade basis. The half-turn is recognized as an unrealized loss on the statements of operations, and a full turn is recognized as a realized loss on the statements of operations when a contract is sold.  A summary of these expenses can be found below under the heading Brokerage Commissions.

Gemini and BitGo Prime, LLC (“BitGo Prime”) serve as bitcoin trading counterparties (each, a “Bitcoin Trading Counterparty”) with which the Sponsor will engage in bitcoin transactions and all transactions will be done on an arm’s-length basis. BitGo Prime is an affiliate of BitGo Bank, under common ownership. Although BitGo Prime and BitGo Bank are affiliated, the Sponsor will engage in transactions with BitGo Prime on an arm’s-length basis.

The Sponsor employs 7RCC Global Inc. (“7RCC”) an alternative investment manager providing the Sponsor and Marketing Agent with research and analysis for use in the operation and marketing of BTCK. From the Sponsor’s Fee paid to the Sponsor by BTCK, the Sponsor retains a management fee, in addition to paying the operational costs for the respective Fund. Following the deduction of such costs from the management fee paid to the Sponsor, 7RCC receives the resulting profits. If the management fee is not sufficient to cover a Fund’s operating expenses, including amounts to be retained by the Sponsor, 7RCC will pay the shortfall.  The Sponsor has also entered into a licensing agreement with 7RCC, pursuant to which 7RCC has sub-licensed to the Sponsor the use of certain names and marks, including the 7RCC Kaiko Bitcoin Carbon Credit Index. For this license, the Sponsor pays no fee to 7RCC. A summary of these expenses is included below.

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

Three months ended June 30, 2026	CORN	SOYB	CANE	WEAT	TAGS	BTCK	TRUST
Amount Recognized for Custody Services	$35,476	$14,247	$10,656	$57,094	$4,120	$50	$121,643
Amount of Custody Services Waived	$-	$-	$-	$-	$4,120	$-	$4,120

Amount Recognized for Distribution Services	$12,272	$4,197	$3,496	$17,397	$1,258	$-	$38,620
Amount of Distribution Services Waived	$-	$-	$-	$-	$1,258	$-	$1,258

Amount Recognized for Wilmington Trust	$-	$-	$-	$-	$-	$-	$-
Amount of Wilmington Trust Waived	$-	$-	$-	$-	$-	$-	$-

Three months ended June 30, 2025	CORN	SOYB	CANE	WEAT	TAGS	BTCK	TRUST
Amount Recognized for Custody Services	$23,803	$10,335	$6,701	$49,700	$2,123	$-	$92,662
Amount of Custody Services Waived	$-	$-	$-	$-	$2,123	$-	$2,123

Amount Recognized for Distribution Services	$8,533	$3,872	$2,305	$18,199	$1,388	$-	$34,297
Amount of Distribution Services Waived	$-	$-	$-	$-	$1,388	$-	$1,388

Amount Recognized for Wilmington Trust	$-	$-	$-	$-	$-	$-	$-
Amount of Wilmington Trust Waived	$-	$-	$-	$-	$-	$-	$-

Six months ended June 30, 2026	CORN	SOYB	CANE	WEAT	TAGS	BTCK	TRUST
Amount Recognized for Custody Services	$62,343	$29,860	$20,152	$116,486	$10,475	$50	$239,366
Amount of Custody Services Waived	$-	$-	$-	$-	$10,475	$-	$10,475

Amount Recognized for Distribution Services	$17,970	$8,425	$5,143	$30,386	$2,150	$-	$64,074
Amount of Distribution Services Waived	$-	$-	$-	$-	$2,150	$-	$2,150

Amount Recognized for Wilmington Trust	$-	$-	$-	$-	$-	$-	$-
Amount of Wilmington Trust Waived	$-	$-	$-	$-	$-	$-	$-

Six months ended June 30, 2025	CORN	SOYB	CANE	WEAT	TAGS	BTCK	TRUST
Amount Recognized for Custody Services	$54,973	$26,693	$14,530	$102,011	$4,583	$-	$202,790
Amount of Custody Services Waived	$-	$-	$-	$-	$4,583	$-	$4,583

Amount Recognized for Distribution Services	$17,820	$8,560	$5,284	$33,061	$2,408	$-	$67,133
Amount of Distribution Services Waived	$-	$-	$-	$-	$2,408	$-	$2,408

Amount Recognized for Wilmington Trust	$-	$-	$-	$-	$-	$-	$-
Amount of Wilmington Trust Waived	$-	$-	$-	$-	$-	$-	$-

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared on a combined basis in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as detailed in the Financial Accounting Standards Board’s Accounting Standards Codification and include the accounts of the Trust, CORN, CANE, SOYB, WEAT, TAGS, and BTCK. Refer to the accompanying separate financial statements for each Fund for more detailed information. The periods represented by the financial statements herein contain the results of CORN, SOYB, CANE, WEAT, TAGS, BTCK, for the months during which each Fund was in operation, except for eliminations for TAGS as explained below.  BTCK commenced operations on June 3, 2026.

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

Brokerage Commissions

The Sponsor recognizes the expense for brokerage commissions for futures contract trades on a per-trade basis. The below table shows the amounts included on the statements of operations as total brokerage commissions paid inclusive of unrealized loss for the three and six months ended June 30, 2026 and 2025.

	CORN	SOYB	CANE	WEAT	TAGS	BTCK	TRUST
Three months ended June 30, 2026	$84,859	$27,247	$29,024	$50,606	$-	$-	$191,736
Three months ended June 30, 2025	$11,477	$1,829	$3,781	$18,055	$-	$-	$35,142
Six months ended June 30, 2026	$144,218	$33,455	$44,167	$94,433	$-	$-	$316,273
Six months ended June 30, 2025	$21,549	$5,168	$6,929	$31,989	$-	$-	$65,635

Income Taxes

The Trust is organized and will be operated as a Delaware statutory trust. For federal income tax purposes, each Fund, except for BTCK will be treated as a publicly traded partnership. A publicly traded partnership is generally treated as a corporation for federal income tax purposes unless 90% or more of the publicly traded partnership’s gross income for each taxable year of its existence consists of qualifying income as defined in section 7704(d) of the Internal Revenue Code of 1986, as amended. Qualifying income is defined as generally including, in pertinent part, interest (other than from a financial business), dividends, and gains from the sale or disposition of capital assets held for the production of interest or dividends. In the case of a partnership of which a principal activity is the buying and selling of commodities, other than as inventory, or of futures, forwards and options with respect to commodities, qualifying income also includes income and gains from commodities and from futures, forwards, options with respect to commodities and, provided the partnership is a trader or investor with respect to such assets, swaps and other notional principal contracts with respect to commodities. Each Fund expects that at least 90% of the Fund’s gross income for each taxable year will consist of qualifying income and that the Fund will be taxed as a partnership for federal income tax purposes. Therefore, the Funds do not record a provision for income taxes because the shareholders report their share of a Fund’s income or loss on their income tax returns. The financial statements reflect the Funds’ transactions without adjustment, if any, required for income tax purposes.

BTCK has elected to be classified as a corporation for U.S. federal income tax purposes.

The Funds are required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Funds file income tax returns in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2023 to 2025, the Funds remain subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Funds recording a tax liability that reduces net assets. Based on their analysis, the Funds have determined that they have not incurred any liability for unrecognized tax benefits as of June 30, 2026, and for the years ended December 31, 2025, 2024 and 2023. However, the Funds’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

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

The Funds recognize interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three and six months ended June 30, 2026 and 2025.

The Funds may be subject to potential examination by U.S. federal, U.S. state, or foreign jurisdictional authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions, and compliance with U.S. federal, U.S. state and foreign tax laws.

The Trust adopted Accounting Standards Update 2023-09 for the period ended June 30, 2026 associated with the commencement of operations of BTCK which is treated as a corporation for tax purposes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Such temporary differences are principally: (i) taxes on unrealized gains/(losses), which are attributable to the temporary difference between fair market value and tax basis, (ii) the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes and (iii) the net tax benefit of accumulated net operating losses and capital loss carryforwards. Deferred tax assets and liabilities are measured using effective tax rates expected to apply to taxable income in the years such temporary differences are realized or otherwise settled. To the extent BTCK has a deferred tax asset, consideration is given to whether or not a valuation allowance is required.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.  Management recognizes deferred tax assets to the extent it believes these assets are more likely than not to be realized.  If management determines that it would not be able to realize deferred tax assets in the future, it would make an adjustment to the deferred tax asset valuation allowance.

The Trust follows the authoritative guidance on accounting for uncertainty in income taxes and concluded it has no material uncertain tax positions to be recognized at this time.

At June 30, 2026, the Trust and BTCK determined a valuation allowance was required.

Changes to the factors considered in assessing BTCK’s valuation allowance may result in BTCK revising its position as to the recoverability of its deferred tax assets which may result in a change to the valuation allowance at a later date.

Components of the BTCK's deferred  tax assets and liabilities as of June 30, 2026, are as follows:

Deferred Tax Assets:
Unrealized loss on investments	$10,918
Less valuation allowance	(10,918)
Deferred tax assets / (liabilities), net	$-

	Current	Deferred	Total
Period ended June 30, 2026:
US federal	$(1,787)	$8,273	$6,486
State and local	(791)	2,645	1,854
Valuation allowance	-	(10,918)	(10,918)
Tax Benefit/(Expense)	$(2,578)	$-	$(2,578)

Total income tax expense (current and deferred) differs from the amount computed by applying the federal statutory income tax rate of 21% to net investment income and realized and unrealized gains (losses) on investments before taxes for the period ended June 30, 2026, as follows:

Total Tax Expense (Benefit)	Amount	Rate
Tax Expense (Benefit) at Statutory Rates	$(6,320)	21.00%
State Income Tax Expense (Net of Federal Benefit) - Vermont	(2,020)	6.71
Change in Valuation Allowance	10,918	(36.28)
Total Tax Expense (Benefit)	$2,578	(8.57)%

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

June 30, 2026

	CORN	SOYB	CANE	WEAT	TAGS	BTCK	TRUST
Money Market Funds	$75,395,425	$22,862,109	$45,046,853	$147,169,535	$28,573	$267,927	$290,770,422
Demand Deposit Savings Accounts	11,515,985	6,040,298	2,526,180	11,447,613	-	-	31,530,076
Commercial Paper	79,405,515	17,482,476	22,120,201	91,720,471	-	-	210,728,663
Total cash and cash equivalents as presented on the Statement of Assets and Liabilities	$166,316,925	$46,384,883	$69,693,234	$250,337,619	$28,573	$267,927	$533,029,161

December 31, 2025

	CORN	SOYB	CANE	WEAT	TAGS	BTCK	TRUST
Money Market Funds	$11,379,804	$15,652,455	$9,084,397	$46,066,158	$13,162	$-	$82,195,976
Demand Deposit Savings Accounts	11,312,371	5,933,499	2,481,514	11,245,207	-	100	30,972,691
Commercial Paper	22,399,306	17,432,415	2,491,556	49,780,895	-	-	92,104,172
Total cash and cash equivalents as presented on the Statement of Assets and Liabilities	$45,091,481	$39,018,369	$14,057,467	$107,092,260	$13,162	$100	$205,272,839

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

In addition, the Agricultural Funds, except for TAGS, which has no such fee, are contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum. BTCK is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 0.68% per annum.

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

Three months ended June 30, 2026	CORN	SOYB	CANE	WEAT	TAGS	BTCK	TRUST
Recognized Related Party Transactions	$299,928	$99,201	$91,425	$442,401	$30,345	$-	$963,300
Waived Related Party Transactions	$-	$-	$-	$-	$30,345	$-	$30,345

Three months ended June 30, 2025	CORN	SOYB	CANE	WEAT	TAGS	TRUST
Recognized Related Party Transactions	$110,241	$48,376	$31,527	$227,576	$17,119	$434,839
Waived Related Party Transactions	$-	$-	$-	$-	$17,119	$17,119

Six months ended June 30, 2026	CORN	SOYB	CANE	WEAT	TAGS	BTCK	TRUST
Recognized Related Party Transactions	$420,262	$178,569	$123,532	$725,189	$47,773	$-	$1,495,325
Waived Related Party Transactions	$-	$-	$-	$-	$47,773	$-	$47,773

Six months ended June 30, 2025	CORN	SOYB	CANE	WEAT	TAGS	TRUST
Recognized Related Party Transactions	$270,496	$128,513	$83,569	$485,490	$34,948	$1,003,016
Waived Related Party Transactions	$-	$-	$-	$-	$34,948	$34,948

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

	CORN	SOYB	CANE	WEAT	TAGS	BTCK	TRUST
Three months ended June 30, 2026	$-	$-	$-	$-	$58,560	$-	$58,560
Three months ended June 30, 2025	$-	$-	$-	$-	$59,263	$-	$59,263
Six months ended June 30, 2026	$-	$-	$-	$-	$112,830	$-	$112,830
Six months ended June 30, 2025	$-	$-	$-	$-	$110,117	$-	$110,117

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

In determining fair value, the Trust uses various valuation approaches. In accordance with U.S. GAAP, a fair value hierarchy for inputs is used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Trust. Unobservable inputs reflect the Trust’s assumptions about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. For BTCK, Bitcoin is measured at fair value in accordance with ASC 820. The Fund utilizes the KAIKO spot bitcoin price, which is derived from observable market transactions across multiple exchanges. The pricing window utilized (3:00–4:00 PM ET) aligns with the Fund’s daily NAV determination time, ensuring consistency in valuation across all portfolio holdings. The fair value hierarchy is categorized into three levels based on the inputs as follows:

Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Trust has the ability to access. Valuation adjustments and block discounts are not applied to Level 1 futures contracts held by CORN, SOYB, CANE, WEAT, and BTCK, the securities of the Underlying Funds held by TAGS, Bitcoin held by BTCK, and any other securities held by any Fund, together referenced throughout this filing as “financial instruments.” Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

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

On June 30, 2026 and December 31, 2025, in the opinion of the Trust, the reported value at the close of the market for each commodity contract fairly reflected the value of the futures and no alternative valuations were required other than as described below.

For the three and six months ended June 30, 2026 and year ended December 31, 2025, the Funds did not have any significant transfers between any of the levels of the fair value hierarchy, except for the Wheat Fund DEC 26 commodity futures contracts, which for the quarter ended June 30, 2025 traded with an average daily volume less than 175 contracts and were reflected as Level 2. For the quarter ended June 30, 2026, the Wheat Fund DEC 26 futures contracts traded with an average daily volume greater than 175 contracts and were reflected as Level 1.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates ("ASU") 2024-03 – Income Statement—Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40). The amendments require an entity to disaggregate certain income statement line-items within the Notes to the Financial Statements. The Sponsor is evaluating the impacts to the financial statements and disclosures to the Trust and the Funds, and will plan to adopt before the effective date for the 10K for the period ending December 31, 2026.

Note 4 – Fair Value Measurements

The Trust’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Trust’s significant accounting policies in Note 3. The Trust eliminates the shares of the other series of the Trust owned by TAGS from its combined statements of assets and liabilities, therefore they are not included here. The following table presents information about the Trust’s assets and liabilities measured at fair value as of June 30, 2026 and December 31, 2025:

Assets:	Level 1	Level 2	Level 3	Balance as of June 30, 2026
Cash Equivalents	$501,499,085	$-	$-	$501,499,085
Bitcoin	1,071,328	-	-	1,071,328
Commodity Futures Contracts
Soybean futures contracts	242,041	-	-	242,041
Sugar futures contracts	149,012	-	-	149,012
EU Carbon Credit futures contracts	11,033	-	-	11,033
Total	$502,972,499	$-	$-	$502,972,499

Liabilities	Level 1	Level 2	Level 3	Balance as of June 30, 2026
Commodity Futures Contracts
Corn futures contracts	$20,676,471	$-	$-	$20,676,471
Soybean futures contracts	943,813	-	-	943,813
Sugar futures contracts	827,027	-	-	827,027
Wheat futures contracts	24,668,372	-	-	24,668,372
Total	$47,115,683	$-	$-	$47,115,683

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2025
Cash Equivalents	$174,300,148	$-	$-	$174,300,148
Commodity Futures Contracts
Corn futures contracts	50,255	-	-	50,255
Total	$174,350,403	$-	$-	$174,350,403

Liabilities	Level 1	Level 2	Level 3	Balance as of December 31, 2025
Cash Equivalents
Commodity Futures Contracts
Corn futures contracts	$170,785	$-	$-	$170,785
Soybean futures contracts	2,185,227	-	-	2,185,227
Sugar futures contracts	1,150,617	-	-	1,150,617
Wheat futures contracts	7,314,828	-	-	7,314,828
Total	$10,821,457	$-	$-	$10,821,457

Teucrium Corn Fund

				Balance as of
Assets:	Level 1	Level 2	Level 3	June 30, 2026
Cash Equivalents	$154,800,940	$-	$-	$154,800,940

				Balance as of
Liabilities	Level 1	Level 2	Level 3	June 30, 2026
Commodity Futures Contracts
Corn futures contracts	$20,676,471	$-	$-	$20,676,471

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2025
Cash Equivalents	$33,779,110	$-	$-	$33,779,110
Commodity Futures Contracts
Corn futures contracts	50,255	-	-	50,255
Total	$33,829,365	$-	$-	$33,829,365

				Balance as of
Liabilities	Level 1	Level 2	Level 3	December 31, 2025
Commodity Futures Contracts
Corn futures contracts	$170,785	$-	$-	$170,785

Teucrium Soybean Fund

				Balance as of
Assets:	Level 1	Level 2	Level 3	June 30, 2026
Cash Equivalents	$40,344,585	$-	$-	$40,344,585
Commodity Futures Contracts
Soybean futures contracts	242,041	-	-	242,041
Total	$40,586,626	$-	$-	$40,586,626

				Balance as of
Liabilities	Level 1	Level 2	Level 3	June 30, 2026
Commodity Futures Contracts
Soybean futures contracts	$943,813	$-	$-	$943,813

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2025
Cash Equivalents	$33,084,870	$-	$-	$33,084,870

				Balance as of
Liabilities	Level 1	Level 2	Level 3	December 31, 2025
Commodity Futures Contracts
Soybean futures contracts	$2,185,227	$-	$-	$2,185,227

Teucrium Sugar Fund

				Balance as of
Assets:	Level 1	Level 2	Level 3	June 30, 2026
Cash Equivalents	$67,167,054	$-	$-	$67,167,054
Commodity Futures Contracts
Sugar futures contracts	149,012	-	-	149,012
Total	$67,316,066	$-	$-	$67,316,066

				Balance as of
Liabilities	Level 1	Level 2	Level 3	June 30, 2026
Commodity Futures Contracts
Sugar futures contracts	$827,027	$-	$-	$827,027

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2025
Cash Equivalents	$11,575,953	$-	$-	$11,575,953
Sugar futures contracts	-	-	-	-
Total	$11,575,953	$-	$-	$11,575,953

				Balance as of
Liabilities	Level 1	Level 2	Level 3	December 31, 2025
Commodity Futures Contracts
Sugar futures contracts	$1,150,617	$-	$-	$1,150,617

Teucrium Wheat Fund

				Balance as of
Assets:	Level 1	Level 2	Level 3	June 30, 2026
Cash Equivalents	$238,890,006	$-	$-	$238,890,006

				Balance as of
Liabilities	Level 1	Level 2	Level 3	June 30, 2026
Commodity Futures Contracts
Wheat futures contracts	$24,668,372	$-	$-	$24,668,372

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2025
Cash Equivalents	$95,847,053	$-	$-	$95,847,053

				Balance as of
Liabilities	Level 1	Level 2	Level 3	December 31, 2025
Commodity Futures Contracts
Wheat futures contracts	$7,314,828	$-	$-	$7,314,828

Teucrium Agricultural Fund

				Balance as of
Assets:	Level 1	Level 2	Level 3	June 30, 2026
Exchange Traded Funds	$18,201,506	$-	$-	$18,201,506
Cash Equivalents	28,573	-	-	28,573
Total	$18,230,079	$-	$-	$18,230,079

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2025
Exchange Traded Funds	$6,298,329	$-	$-	$6,298,329
Cash Equivalents	13,162	-	-	13,162
Total	$6,311,491	$-	$-	$6,311,491

7RCC Spot Bitcoin and Carbon Credit Futures ETF*

				Balance as of
Assets:	Level 1	Level 2	Level 3	June 30, 2026
Cash Equivalents	$267,927	$-	$-	$267,927
Bitcoin	1,071,328	-	-	1,071,328
Commodity Futures Contracts
ICE European Carbon Allowances futures contracts	11,033	-	-	11,033
Total	$1,350,288	$-	$-	$1,350,288

*The 7RCC Spot Bitcoin and Carbon Credit Futures ETF commenced operations on June 3, 2026; therefore no prior period data is presented.

For the three and six months ended June 30, 2026 and year ended December 31, 2025, the Funds did not have any significant transfers between any of the levels of the fair value hierarchy, except for the Wheat Fund's DEC 26 commodity futures contracts, which for the quarter ended June 30, 2025 traded with an average daily volume less than 175 contracts and were reflected as a Level 2 asset. For the quarter ended June 30, 2026, the Wheat Fund's DEC 26 futures contracts traded with an average daily volume greater than 175 contracts and were reflected as a Level 1 asset. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Funds consider the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Funds utilize derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Funds’ derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Funds are also subject to additional counterparty risk due to the inability of its counterparties to meet the terms of their contracts. For the three and six months ended June 30, 2026 and year ended December 31, 2025, the Agricultural Funds invested only in commodity futures contracts specifically related to each Fund.  BTCK invested in EU carbon futures and bitcoin.

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

The following table discloses information about offsetting assets and liabilities presented in the statements of assets and liabilities to enable users of these financial statements to evaluate the effect or potential effect of netting arrangements for recognized assets and liabilities. These recognized assets and liabilities are presented as defined in the FASB Accounting Standards Update (“ASU”) No. 2011-11 “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” and subsequently clarified in FASB ASU 2013-01 “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.”

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk, and held by the FCMs, Marex, StoneX and ADMIS as of June 30, 2026, and December 31, 2025.

*The amount of collateral presented in Collateral, Due from Broker, is limited to the liability for the futures contracts and accordingly does not include the excess collateral pledged.

Offsetting of Financial Assets and Derivative Assets as of June 30, 2026
	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Teucrium Soybean Fund: Soybean futures contracts	$242,041	$-	$242,041	$242,041	$-	$-
Teucrium Sugar Fund: Sugar futures contracts	149,012	-	149,012	149,012	-	-
7RCC Bitcoin and Carbon Credit Futures ETF: EU Carbon Credit futures contracts	11,033	-	11,033	-	-	11,033
Teucrium Commodity Trust Total	$402,086	$-	$402,086	$391,053	$-	$11,033

Offsetting of Financial Liabilities and Derivative Liabilities as of June 30, 2026
	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity Price
Teucrium Corn Fund: Corn futures contracts	$20,676,471	$-	$20,676,471	$-	$20,676,471	$-
Teucrium Soybean Fund: Soybean futures contracts	943,813	-	943,813	242,041	701,772	-
Teucrium Sugar Fund: Sugar futures contracts	827,027	-	827,027	149,012	678,015	-
Teucrium Wheat Fund: Wheat futures contracts	24,668,372	-	24,668,372	-	24,668,372	-
Teucrium Commodity Trust Total	$47,115,683	$-	$47,115,683	$391,053	$46,724,630	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2025
	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Teucrium Corn Fund: Corn futures contracts	$50,255	$-	$50,255	$50,255	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2025
	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker*	Net Amount
Commodity Price
Teucrium Corn Fund: Corn futures contracts	$170,785	$-	$170,785	$50,255	$120,530	$-
Teucrium Soybean Fund: Soybean futures contracts	2,185,227	-	2,185,227	-	2,185,227	-
Teucrium Sugar Fund: Sugar futures contracts	1,150,617	-	1,150,617	-	1,150,617	-
Teucrium Wheat Fund: Wheat futures contracts	7,314,828	-	7,314,828	-	7,314,828	-
Teucrium Commodity Trust Total	$10,821,457	$-	$10,821,457	$50,255	$10,771,202	$-

The following is a summary of realized and unrealized gains (losses) of the derivative instruments utilized by the Trust:

Three months ended June 30, 2026

	Realized Gain (Loss) on Commodity Futures Contracts	Net Change in Unrealized Appreciation (Depreciation) on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(6,062,166)	$(18,996,621)
Soybean futures contracts	2,097,894	(2,506,884)
Sugar futures contracts	(5,263,203)	(2,285,871)
Wheat futures contracts	14,624,504	(37,762,836)
ICE European Carbon Allowances futures contracts	(1,498)	11,033
Total commodity futures contracts	$5,395,531	$(61,541,179)

Six months ended June 30, 2026

	Realized Gain (Loss) on Commodity Futures Contracts	Net Change in Unrealized Appreciation (Depreciation) on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(5,402,481)	$(20,555,941)
Soybean futures contracts	2,460,065	1,483,455
Sugar futures contracts	(6,095,759)	472,602
Wheat futures contracts	18,883,972	(17,353,544)
ICE European Carbon Allowances futures contracts	(1,498)	11,033
Total commodity futures contracts	$9,844,299	$(35,942,395)

Three months ended June 30, 2025

	Realized Gain (Loss) on Commodity Futures Contracts	Net Change in Unrealized Appreciation (Depreciation) on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(1,168,091)	$(1,171,337)
Soybean futures contracts	(35,053)	514,312
Sugar futures contracts	(750,468)	(421,808)
Wheat futures contracts	(6,080,137)	(45,543)
Total commodity futures contracts	$(8,033,749)	$(1,124,376)

Six months ended June 30, 2025

	Realized Gain (Loss) on Commodity Futures Contracts	Net Change in Unrealized Appreciation (Depreciation) on Commodity Futures Contracts
Commodity Price and Cryptocurrency Price
Corn futures contracts	$(181,948)	$(2,755,595)
Soybean futures contracts	(409,265)	701,772
Sugar futures contracts	(1,251,722)	1,089,719
Wheat futures contracts	(9,540,387)	(301,357)
Total commodity and cryptocurrency futures contracts	$(11,383,322)	$(1,265,461)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for the futures contracts held for the three and six months ended June 30, 2026 and for the three and six months ended June 30, 2025.

	CORN	SOYB	CANE	WEAT	BTCK*	TRUST
Three Months Ended June 30, 2026	$229,309,996	$58,892,600	$71,839,410	$290,022,638	$274,941	$650,339,584
Three Months Ended June 30, 2025	$48,577,146	$25,602,058	$10,449,522	$117,609,738	$-	$202,238,463
Six Months Ended June 30, 2026	$181,344,804	$51,926,925	$52,318,297	$238,430,246	$274,941	$524,295,213
Six Months Ended June 30, 2025	$51,148,815	$26,178,865	$11,381,595	$111,549,775	$-	$200,259,049

*BTCK commenced operations on June 3, 2026.

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

Note 7 - Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the three and six months ended June 30, 2026 and 2025. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

Teucrium Corn Fund:

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Per Share Operation Performance
Net asset value at beginning of period	$18.34	$18.53	$17.73	$18.76
Income from investment operations:
Interest income	0.16	0.20	0.32	0.41
Net realized and unrealized gain (loss) on commodity futures contracts	(1.67)	(0.85)	(1.11)	(1.12)
Total expenses, net	(0.09)	(0.19)	(0.20)	(0.36)
Net increase (decrease) in net asset value	(1.60)	(0.84)	(0.99)	(1.07)
Net asset value at end of period	$16.74	$17.69	$16.74	$17.69
Total Return	-8.72%	-4.50%	-5.60%	-5.69%
Ratios to Average Net Assets (Annualized)
Total expenses	2.01%	3.97%	2.27%	3.76%
Total expenses, net	2.01%	3.97%	2.27%	3.76%
Net investment income	1.55%	0.37%	1.34%	0.55%

Teucrium Soybean Fund:

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Per Share Operation Performance
Net asset value at beginning of period	$24.40	$21.33	$21.88	$21.47
Income from investment operations:
Interest income	0.22	0.23	0.43	0.46
Net realized and unrealized gain (loss) on commodity futures contracts	(0.05)	0.43	2.42	0.27
Total expenses, net	(0.17)	(0.22)	(0.33)	(0.43)
Net increase (decrease) in net asset value	0.00	0.44	2.52	0.30
Net asset value at end of period	$24.40	$21.77	$24.40	$21.77
Total Return	0.02%	2.06%	11.52%	1.40%
Ratios to Average Net Assets (Annualized)
Total expenses	2.71%	4.12%	2.80%	4.08%
Total expenses, net	2.71%	4.12%	2.80%	4.08%
Net investment income	0.90%	0.25%	0.81%	0.25%

Teucrium Sugar Fund:

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Per Share Operation Performance
Net asset value at beginning of period	$10.43	$12.22	$9.79	$11.41
Income (loss) from investment operations:
Interest income	0.09	0.12	0.17	0.24
Net realized and unrealized gain (loss) on commodity futures contracts	(0.68)	(1.29)	(0.06)	(0.46)
Total expenses, net	(0.05)	(0.13)	(0.11)	(0.27)
Net increase (decrease) in net asset value	(0.64)	(1.30)	-	(0.49)
Net asset value at end of period	$9.79	$10.92	$9.79	$10.92
Total Return	-6.13%	-10.61%	0.03%	-4.25%
Ratios to Average Net Assets (Annualized)
Total expenses	2.06%	4.55%	2.31%	4.63%
Total expenses, net	2.06%	4.55%	2.31%	4.63%
Net investment income (loss)	1.50%	-0.24%	1.27%	-0.35%

Teucrium Wheat Fund*:

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Per Share Operation Performance
Net asset value at beginning of period	$23.48	$23.41	$19.99	$24.14
Income (loss) from investment operations:
Interest income	0.21	0.25	0.40	0.51
Net realized and unrealized gain (loss) on commodity futures contracts	(1.44)	(1.20)	2.02	(1.99)
Total expenses, net	(0.14)	(0.20)	(0.30)	(0.39)
Net increase (decrease) in net asset value	(1.37)	(1.14)	2.12	(1.87)
Net asset value at end of period	$22.11	$22.27	$22.11	$22.27
Total Return	-5.83%	-4.90%	10.60%	-7.76%
Ratios to Average Net Assets (Annualized)
Total expenses	2.37%	3.46%	2.65%	3.43%
Total expenses, net	2.37%	3.46%	2.65%	3.43%
Net investment income	1.17%	0.84%	0.91%	0.88%

*During the year ended December 31, 2025, the Fund effected the following reverse share split: November 25, 2025, a 1 for 5 reverse share split. Per-share information for all prior periods has been retroactively adjusted to reflect this reverse share split.

Teucrium Agricultural Fund:

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Per Share Operation Performance
Net asset value at beginning of period	$25.16	$25.25	$22.94	$25.10
Income (loss) from investment operations:
Net realized and unrealized gain (loss) on investment transactions	(1.26)	(1.10)	0.96	(0.95)
Total expenses, net	(0.01)	(0.01)	(0.01)	(0.01)
Net increase (decrease) in net asset value	(1.27)	(1.11)	0.95	(0.96)
Net asset value at end of period	$23.89	$24.14	$23.89	$24.14
Total Return	-5.03%	-4.41%	4.17%	-3.84%
Ratios to Average Net Assets (Annualized)
Total expenses	1.19%	2.57%	1.60%	2.32%
Total expenses, net	0.10%	0.12%	0.10%	0.11%
Net investment loss	-0.08%	-0.11%	-0.07%	-0.10%

The financial highlights per share data are calculated consistent with the methodology used to calculate asset-based fees and expenses.

7RCC Spot Bitcoin and Carbon Credit Futures ETF:

Period Ended*
June 30, 2026
Per Share Operation Performance
Net asset value at beginning of period	$25.00
Income (loss) from investment operations:
Interest income	0.01
Net realized and unrealized gain (loss) on investments	(2.19)
Total expenses, net	(0.01)
Net increase/(decrease) in net asset value	(2.19)
Net asset value at end of period	$22.81
Total Return	-8.76%
Ratios to Average Net Assets (Annualized)
Total expenses before taxes	0.74%
Total expenses, net before taxes	0.74%
Net current tax expense (benefit)	2.86%
Net investment income (loss) before taxes	-0.05%
Net investment income (loss) after taxes	-2.91%

*The 7RCC Spot Bitcoin and Carbon Credit Futures ETF commenced operations on June 3, 2026.

Note 8 – Detail of the net assets and shares outstanding of the Funds that are a series of the Trust

The following are the net assets and shares outstanding of each Fund that is a series of the Trust and, thus, in total, comprise the combined net assets of the Trust:

June 30, 2026

	Outstanding
	Shares	Net Assets
Teucrium Corn Fund	10,350,000	$173,249,659
Teucrium Soybean Fund	1,975,000	48,191,440
Teucrium Sugar Fund	7,425,000	72,719,881
Teucrium Wheat Fund	12,054,970	266,565,429
7RCC Spot Bitcoin and Carbon Credit Futures ETF	60,000	1,368,609
Teucrium Agricultural Fund:	762,500
Net assets including the investment in the Underlying Funds		18,219,048
Less: Investment in the Underlying Funds		(18,201,506)
Net for the Fund in the combined net assets of the Trust		17,542
Teucrium Commodity Trust Total		$562,112,560

December 31, 2025

	Outstanding
	Shares	Net Assets
Teucrium Corn Fund	2,650,000	$46,989,404
Teucrium Soybean Fund	1,775,000	38,845,405
Teucrium Sugar Fund	1,500,000	14,686,991
Teucrium Wheat Fund	5,654,970	113,057,434
7RCC Spot Bitcoin and Carbon Credit Futures ETF	4	100
Teucrium Agricultural Fund:	275,000
Net assets including the investment in the Underlying Funds		6,307,971
Less: Investment in the Underlying Funds		6,298,329
Net for the Fund in the combined net assets of the Trust		9,642
Total		$213,588,976

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

The Trust is a series trust consisting of six series, CORN, CANE, SOYB, WEAT, TAGS and BTCK, each is a Fund separately managed by the Sponsor and as a series of the Trust, each Fund is a reportable segment of the Trust. An additional series of the Trust, the DEFI Fund, was managed by the sponsor and is a reportable segment of the Trust through its merger with Hashdex Bitcoin Futures Fund based on a Plan of Merger through January 3, 2024, on which day the DEFI Fund was sold and liquidated out of the Trust.  The sixth series of the Trust, BTCK, commenced operations on June 3, 2026.

Each Fund operates with the goal of meeting its respective investment objective, refer to Note 1 for description of investment objectives of each of the Funds. Refer to Note 2 and Note 3 for descriptions of the accounting policies of each of the Funds which are described and are managed by the Sponsor of the Funds. For the three and six months ended June 30, 2026 and  June 30, 2025 and for the years ended December 31, 2025, 2024, and 2023, the CODM of each Fund, and therefore the CODM of the Trust, evaluates the performance of the Trust by evaluating each Funds' performance.  The CODM assesses relative asset levels as presented in the Fund's statements of assets and liabilities as well as interest income, and the expense categories as presented in the Fund’s statement of operations in determining resources allocation and overall management decisions of that Fund. The Trust eliminates intercompany balances to report the combined results on a Trust level, which primarily relates to TAGS investment in the Underlying Funds.

The Trust combining statements of assets and liabilities and combining statements of operations by reporting segment are presented below.

Combining Statements of Assets and Liabilities for  June 30, 2026

	Teucrium Corn Fund	Teucrium Soybean Fund	Teucrium Sugar Fund	Teucrium Wheat Fund	Teucrium Agricultural Fund	7RCC Spot Bitcoin and Carbon Credit Futures ETF	Eliminations	Teucrium Commodity Trust
Assets
Cash and cash equivalents	$166,316,925	$46,384,883	$69,693,234	$250,337,619	$28,573	$267,927	$-	$533,029,161
Interest receivable	99,749	41,047	118,497	248,687	80	625	-	508,685
Equity in trading accounts:
Commodity futures contracts	-	242,041	149,012	-	-	11,033	-	402,086
Due from broker	31,240,675	2,622,610	3,723,100	44,078,278	-	20,888	-	81,685,551
Investments in bitcoin, at fair value (cost: $1,110,722 at June 30, 2026)	-	-	-	-	-	1,071,328	-	1,071,328
Investments in securities, at fair value (cost $18,935,459 as of June 30, 2026)					18,201,506		(18,201,506)	-
Total equity in trading accounts	31,240,675	2,864,651	3,872,112	44,078,278	18,201,506	1,103,249	(18,201,506)	83,158,965
Total assets	$197,657,349	$49,290,581	$73,683,843	$294,664,584	$18,230,159	$1,371,801	$(18,201,506)	$616,696,811

Liabilities
Management fee payable to Sponsor	$167,539	$44,195	$60,382	$242,224	$-	$614	$-	$514,954
Current taxes Payable	-	-	-	-	-	2,578	-	2,578
Other liabilities	215,840	111,133	76,553	424,496	11,111	-	-	839,133
Payable for Shares redeemed	3,347,840	-	-	2,764,063	-	-	-	6,111,903
Equity in trading accounts:
Commodity futures contracts	20,676,471	943,813	827,027	24,668,372	-	-	-	47,115,683
Total equity in trading accounts	20,676,471	943,813	827,027	24,668,372	-	-	-	47,115,683
Total liabilities	24,407,690	1,099,141	963,962	28,099,155	11,111	3,192	-	54,584,251

Net Assets	$173,249,659	$48,191,440	$72,719,881	$266,565,429	$18,219,048	$1,368,609	$(18,201,506)	$562,112,560

Combining Statements of Assets and Liabilities for December 31, 2025

	Teucrium Corn Fund	Teucrium Soybean Fund	Teucrium Sugar Fund	Teucrium Wheat Fund	Teucrium Agricultural Fund	7RCC Spot Bitcoin and Carbon Credit Futures ETF	Eliminations	Teucrium Commodity Trust
Assets
Cash and cash equivalents	$45,091,481	$39,018,369	$14,057,467	$107,092,260	$13,162	$100	$-	$205,272,839
Interest receivable	59,310	45,367	24,116	58,047	56	-	-	186,896
Equity in trading accounts:
Commodity futures contracts	50,255	-	-	-	-	-	-	50,255
Due from broker	2,065,122	3,155,013	1,809,178	13,396,313	-	-	-	20,425,626
Investments in exchange traded funds, at fair value (cost: $8,156,688 as of December 31, 2025)	-	-	-	-	6,298,329	-	(6,298,329)	-
Total equity in trading accounts	2,115,377	3,155,013	1,809,178	13,396,313	6,298,329	-	(6,298,329)	20,475,881
Total assets	$47,266,168	$42,218,749	$15,890,761	$120,546,620	$6,311,547	$100	$(6,298,329)	225,935,616

Liabilities
Management fee payable to Sponsor	$41,974	$43,174	$12,645	$99,094	$-	$-	$-	$196,887
Other liabilities	64,005	50,703	40,508	75,264	3,576	-	-	234,056
Payable for Shares redeemed	-	1,094,240	-	-	-	-		1,094,240
Equity in trading accounts:							-
Commodity futures contracts	170,785	2,185,227	1,150,617	7,314,828	-	-	-	10,821,457
Total equity in trading accounts	170,785	2,185,227	1,150,617	7,314,828	-	-	-	10,821,457
Total liabilities	276,764	3,373,344	1,203,770	7,489,186	3,576	-	-	12,346,640

Net Assets	$46,989,404	$38,845,405	$14,686,991	$113,057,434	$6,307,971	$100	$(6,298,329)	$213,588,976

Combining Statements of Operations for the Three Months Ended   June 30, 2026

	Teucrium Corn Fund	Teucrium Soybean Fund	Teucrium Sugar Fund	Teucrium Wheat Fund	Teucrium Agricultural Fund	7RCC Spot Bitcoin and Carbon Credit Futures ETF	Eliminations	Teucrium Commodity Trust
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$(6,062,166)	$2,097,894	$(5,263,203)	$14,624,504	$-	$(1,498)	$-	$5,395,531
Net change in unrealized appreciation (depreciation) on commodity futures contracts	(18,996,621)	(2,506,884)	(2,285,871)	(37,762,836)	-	11,033	-	(61,541,179)
Realized gain (loss) on securities					(1,674,594)		1,674,594	-
Net change in unrealized appreciation (depreciation) on securities					71,354		(71,354)	-
Realized gain (loss) on foreign currency	-	-	-	-	-	(185)	-	(185)
Net change in unrealized appreciation (depreciation) on bitcoin	-	-	-	-	-	(39,394)	-	(39,394)
Interest income	2,182,737	546,267	646,692	2,627,693	930	615	-	6,004,934
Total income (loss)	(22,876,050)	137,277	(6,902,382)	(20,510,639)	(1,602,310)	(29,429)	1,603,240	(50,180,293)

Expenses
Management fees	615,090	152,391	182,179	743,955	-	614	-	1,694,229
Professional fees	166,716	70,605	52,843	234,837	12,996	-	-	537,997
Distribution and marketing fees	376,077	156,040	110,844	667,376	41,965	-	-	1,352,302
Custodian fees and expenses	35,476	14,247	10,656	57,094	4,120	50	-	121,643
Business permits and licenses fees	14,011	9,108	12,720	21,491	1,781	-	-	59,111
General and administrative expenses	23,174	8,116	5,191	33,948	3,060	-	-	73,489
Other expenses	-	-	-	-	1	-	-	1
Total expenses	$1,230,544	$410,507	$374,433	$1,758,701	$63,923	$664	$-	$3,838,772

Expenses waived by the Sponsor	$-	$-	$-	$-	$(58,560)	$-	$-	$(58,560)

Total expenses, net	$1,230,544	$410,507	$374,433	$1,758,701	$5,363	$664	$-	$3,780,212

Net income (loss) before taxes	(24,106,594)	(273,230)	(7,276,815)	(22,269,340)	(1,607,673)	(30,093)	1,603,240	(53,960,505)

Current Tax Expense	-	-	-	-	-	2,578	-	2,578

Net income (loss) after taxes	$(24,106,594)	$(273,230)	$(7,276,815)	$(22,269,340)	$(1,607,673)	$(32,671)	$1,603,240	$(53,963,083)

Combining Statements of Operations for the Six Months Ended  June 30, 2026

	Teucrium Corn Fund	Teucrium Soybean Fund	Teucrium Sugar Fund	Teucrium Wheat Fund	Teucrium Agricultural Fund	7RCC Spot Bitcoin and Carbon Credit Futures ETF	Eliminations	Teucrium Commodity Trust
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$(5,402,481)	$2,460,065	$(6,095,759)	$18,883,972	$-	$(1,498)	$-	$9,844,299
Net change in unrealized appreciation (depreciation) on commodity futures contracts	(20,555,941)	1,483,455	472,602	(17,353,544)	-	11,033	-	(35,942,395)
Realized gain (loss) on securities	-	-	-	-	(1,801,668)	-	1,801,668	-
Net change in unrealized appreciation (depreciation) on securities	-	-	-	-	1,124,406	-	(1,124,406)	-
Realized gain (loss) on foreign currency	-	-	-	-	-	(185)	-	(185)
Net change in unrealized appreciation (depreciation) on bitcoin	-	-	-	-	-	(39,394)	-	(39,394)
Interest income	2,856,904	922,950	819,305	3,961,684	2,382	615	-	8,563,840
Total income (loss)	(23,101,518)	4,866,470	(4,803,852)	5,492,112	(674,880)	(29,429)	677,262	(17,573,835)

Expenses
Management fees	794,202	256,480	229,656	1,115,154	-	614	-	2,396,106
Professional fees	275,342	134,099	83,703	479,405	25,312	-	-	997,861
Distribution and marketing fees	599,968	260,129	165,443	1,129,168	68,557	-	-	2,223,265
Custodian fees and expenses	62,343	29,860	20,152	116,486	10,475	50	-	239,366
Business permits and licenses fees	22,967	17,435	16,518	40,051	11,394	-	-	108,365
General and administrative expenses	41,085	18,525	12,313	71,068	4,618	-	-	147,609
Other expenses	-	-	-	-	8	-	-	8
Total expenses	1,795,907	716,528	527,785	2,951,332	120,364	664	-	6,112,580

Expenses waived by the Sponsor	-	-	-	-	(112,830)	-	-	(112,830)

Total expenses, net	1,795,907	716,528	527,785	2,951,332	7,534	664	-	5,999,750

Net income (loss) before taxes	(24,897,425)	4,149,942	(5,331,637)	2,540,780	(682,414)	(30,093)	677,262	(23,573,585)

Current Tax Expense	-	-	-	-	-	2,578	-	2,578

Net income (loss) after taxes	$(24,897,425)	$4,149,942	$(5,331,637)	$2,540,780	$(682,414)	$(32,671)	$677,262	$(23,576,163)

Combining Statements of Operations for the Three Months Ended  June 30, 2025

	Teucrium Corn Fund	Teucrium Soybean Fund	Teucrium Sugar Fund	Teucrium Wheat Fund	Teucrium Agricultural Fund	7RCC Spot Bitcoin and Carbon Credit Futures ETF	Eliminations	Teucrium Commodity Trust
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$(1,168,091)	$(35,053)	$(750,468)	$(6,080,137)	$-	$-	$-	$(8,033,749)
Net change in unrealized appreciation (depreciation) on commodity futures contracts	(1,171,337)	514,312	(421,808)	(45,543)	-	-	-	(1,124,376)
Realized gain (loss) on securities					(261,858)		261,858	-
Net change in unrealized appreciation (depreciation) on securities					(164,615)		164,615	-
Interest income	536,511	276,434	112,041	1,282,389	134	-	-	2,207,509
Total income (loss)	(1,802,917)	755,693	(1,060,235)	(4,843,291)	(426,339)	-	426,473	(6,950,616)

Expenses
Management fees	123,779	63,365	25,999	298,015	-	-	-	511,158
Professional fees	65,562	33,999	20,392	156,085	15,747	-	-	291,785
Distribution and marketing fees	245,629	131,839	51,926	481,728	36,760	-	-	947,882
Custodian fees and expenses	23,803	10,335	6,701	49,700	2,123	-	-	92,662
Business permits and licenses fees	11,444	9,299	7,004	8,941	3,744	-	-	40,432
General and administrative expenses	19,804	11,406	5,901	34,781	3,785	-	-	75,677
Other expenses	1,238	634	260	2,980	6	-	-	5,118
Total expenses	$491,259	$260,877	$118,183	$1,032,230	$62,165	$-	$-	$1,964,714

Expenses waived by the Sponsor	$-	$-	$-	$-	$(59,263)	$-	$-	$(59,263)

Total expenses, net	$491,259	$260,877	$118,183	$1,032,230	$2,902	$-	$-	$1,905,451

Net income (loss)	$(2,294,176)	$494,816	$(1,178,418)	$(5,875,521)	$(429,241)	$-	$426,473	$(8,856,067)

Combining Statements of Operations for the Six Months Ended  June 30, 2025

	Teucrium Corn Fund	Teucrium Soybean Fund	Teucrium Sugar Fund	Teucrium Wheat Fund	Teucrium Agricultural Fund	7RCC Spot Bitcoin and Carbon Credit Futures ETF	Eliminations	Teucrium Commodity Trust
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$(181,948)	$(409,265)	$(1,251,722)	$(9,540,387)	$-	$-	$-	$(11,383,322)
Net change in unrealized appreciation (depreciation) on commodity futures contracts	(2,755,595)	701,772	1,089,719	(301,357)	-	-	-	(1,265,461)
Realized gain (loss) on securities					(374,921)		374,921	-
Net change in unrealized appreciation (depreciation) on securities					18,481		(18,481)	-
Interest income	1,197,798	557,143	244,760	2,576,812	241	-	-	4,576,754
Total income (loss)	(1,739,745)	849,650	82,757	(7,264,932)	(356,199)	-	356,440	(8,072,029)

Expenses
Management fees	278,021	128,797	57,315	598,639	-	-	-	1,062,772
Professional fees	149,817	77,802	47,973	292,184	27,216	-	-	594,992
Distribution and marketing fees	492,045	252,234	123,349	918,507	64,429	-	-	1,850,564
Custodian fees and expenses	54,973	26,693	14,530	102,011	4,583	-	-	202,790
Business permits and licenses fees	23,783	14,533	9,509	50,767	13,569	-	-	112,161
General and administrative expenses	44,920	24,492	12,164	82,881	5,777	-	-	170,234
Other expenses	1,238	634	260	5,986	7	-	-	8,125
Total expenses	$1,044,797	$525,185	$265,100	$2,050,975	$115,581	$-	$-	$4,001,638

Expenses waived by the Sponsor	$-	$-	$-	$-	$(110,117)	$-	$-	$(110,117)

Total expenses, net	$1,044,797	$525,185	$265,100	$2,050,975	$5,464	$-	$-	$3,891,521

Net income (loss)	$(2,784,542)	$324,465	$(182,343)	$(9,315,907)	$(361,663)	$-	$356,440	$(11,963,550)

Note 10 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended June 30, 2026 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Trust and Funds other than those noted below:

Trust:

Nothing to report

CORN:

Nothing to report.

SOYB:

The total net assets of the Teucrium Soybean Fund increased by 20.3% from June 30, 2026 to August 13, 2026. This was caused by an increase in the shares outstanding of 16.5% and an increase in the NAV/share of 3.3%.

CANE:

The total net assets of the Teucrium Sugar Fund decreased by (25.7%) from June 30, 2026 to August 13, 2026. This was caused by a decrease in the shares outstanding by (33.0%) and partially offset by an increase in the NAV/share of 11.0%.

WEAT:

Nothing to report.

TAGS:

Nothing to report.

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

On September 17, 2025, BTCK was established as a new series of the Trust.  The Fund commenced operations on June 3, 2026.

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

Recent macroeconomic conditions have been adversely impacted by geopolitical instability and military hostilities in multiple geographies. Geopolitical conflict, including war and armed conflicts (such as Russia’s continued military actions against Ukraine that started in February 2022, conflicts in the Middle East including the February 28, 2026 U.S./Israel strikes on Iran and Iran's retaliation, including the reported Strait of Hormuz closure, and the expansion of such conflicts in surrounding areas), sanctions, the introduction of or changes in tariffs or trade barriers (including U.S. tariff actions and retaliatory tariffs from key agriculture trading partners), global or local recessions, and acts of terrorism, can also, directly or indirectly, negatively impact, and/or cause volatility in, the price of commodities and the value, pricing, and liquidity of the investments or other assets held by a Fund. For example, ongoing armed conflicts between Russia and Ukraine in Europe and among Israel, Iran, Hamas and other militant groups in the Middle East, and related sanctions and trading restrictions, have caused and could continue to cause significant market disruptions and volatility globally.

In late February 2022, Russia invaded Ukraine, significantly amplifying already existing geopolitical tensions among Russia and other countries in the region and in the west. The responses of countries and political bodies to Russia’s actions, the larger overarching tensions, and Ukraine’s military response and the potential for wider conflict may increase financial market volatility generally, have severe adverse effects on regional and global economic markets, and cause volatility in commodity prices including energy and grain prices, and the share price of a Fund. Such events may occur in the future, due to the region’s importance to these markets, potential impacts to global transportation and shipping, and other supply chain disruptions, and adversely impact a Fund’s ability to achieve its investment objective. These events are unpredictable and may lead to extended periods of price volatility.

More generally, a climate of uncertainty and panic, may adversely affect global, regional, and local economies and reduce the availability of potential investment opportunities, and increases the difficulty of performing due diligence and modeling market conditions, potentially reducing the accuracy of financial projections. Under these circumstances, a Fund may have difficulty achieving its investment objective which may adversely impact performance. Further, such events can be highly disruptive to economies and markets, significantly disrupt the operations of individual companies (including, but not limited to, a Fund’s Sponsor and third party service providers), sectors, industries, markets, securities and commodity exchanges, currencies, interest and inflation rates, credit ratings, investor sentiment, and other factors affecting the value of a Fund’s investments. These factors could cause substantial market volatility, exchange trading suspensions and closures that could impact the ability of a Fund to complete redemptions and otherwise affect Fund performance and Fund trading in the secondary market. A widespread crisis may also affect the global economy in ways that cannot necessarily be foreseen at the current time. How long such events will last and whether they will continue or recur cannot be predicted. Impacts from these events could have significant impact on the Trust’s performance, resulting in losses to your investment. The past, current and future global economic impact may cause the underlying assumptions and expectations of the Fund to become outdated quickly or inaccurate, resulting in significant losses.

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

The investment objective of BTCK is to have the daily changes in the NAV of the Fund’s Shares reflect the daily changes of the price of bitcoin and the value of Carbon Credit Futures as represented by the 7RCC Kaiko Bitcoin Carbon Credit Index, less expenses from the Fund’s operations.

BTCK Benchmark

Weighting
Regulated Carbon Credit Futures	20%
Spot Bitcoin	80%

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

Each Benchmark is rebalanced periodically to ensure that each of the Benchmark Component Futures Contracts is weighted in the same proportion as in the investment objective for each Fund. The following tables reflect the June 30, 2026, Benchmark Component Futures Contracts weights for each of the Funds, the contract held is identified by the generally accepted nomenclature of contract month and year, which may differ from the month in which the contract expires:

CORN Benchmark Component Futures Contracts	NOTIONAL AMT.	WEIGHT (%)
CBOT corn futures SEP26 (2,910 contracts)	$60,637,125	35%
CBOT corn futures DEC26 (2,384 contracts)	$51,971,200	30%
CBOT corn futures DEC27 (2,583 contracts)	$60,635,925	35%

TOTAL	$173,244,250	100%

SOYB Benchmark Component Futures Contracts	NOTIONAL AMT.	WEIGHT (%)
CBOT soybean futures NOV26 (294 contracts)	$16,813,125	35%
CBOT soybean futures JAN27 (249 contracts)	$14,426,438	30%
CBOT soybean futures NOV27 (298 contracts)	$16,937,575	35%

TOTAL	$48,177,138	100%

CANE Benchmark Component Futures Contracts	NOTIONAL AMT.	WEIGHT (%)
ICE sugar futures MAR27 (1,443 contracts)	$25,470,682	35%
ICE sugar futures MAY27 (1,252 contracts)	$21,860,922	30%
ICE sugar futures MAR28 (1,366 contracts)	$25,457,869	35%

TOTAL	$72,789,473	100%

WEAT Benchmark Component Futures Contracts	NOTIONAL AMT.	WEIGHT (%)
CBOT wheat futures SEP26 (3,167 contracts)	$93,307,738	35%
CBOT wheat futures DEC26 (2,647 contracts)	80,005,575	30%
CBOT wheat futures DEC27 (2,824 contracts)	$93,262,600	35%

TOTAL	$266,575,913	100%

TAGS Benchmark Component Shares	FAIR VALUE	WEIGHT (%)
Teucrium Corn Fund	$4,588,562	25%
Teucrium Soybean Fund	$4,548,086	25%
Teucrium Wheat Fund	$4,555,672	25%
Teucrium Sugar Fund	$4,509,186	25%

TOTAL	$18,201,506	100%

BTCK Benchmark Components	NOTIONAL AMT.	WEIGHT (%)
ICE European Carbon Allowances futures Dec 26 (3 contracts)	$274,941	20%
Bitcoin	$1,071,328	80%
TOTAL	$1,346,269	100.00%

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

The Funds seek to earn interest and other income (“interest income”) from cash equivalents that it purchases and, on the cash it holds through the Custodian or other financial institutions. The Sponsor anticipates that the interest income will increase the NAV of each Fund. The Funds apply the interest income to the acquisition of additional investments or use it to pay its expenses. If the Fund reinvests the earned interest income, it makes investments that are consistent with its investment objectives as disclosed. Any cash equivalent invested by a Fund will have original maturity dates of three months or less at inception. Any cash equivalent invested by a Fund will be deemed by the Sponsor to be of investment grade quality. As of June 30, 2026, available cash balances in each of the Funds were invested in the U.S. Bank Demand Deposit Account, Goldman Sachs Financial Square Government Fund, and in commercial paper with maturities of ninety days or less. Additionally, the CORN, SOYB, CANE, and WEAT Funds may invest a portion of the amount of funds required to be deposited with the FCM as initial margin in U.S. Treasury obligations with time to maturity of three months or less. The obligations are purchased and held in the respective Fund accounts through the FCM.

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

Performance Summary

This report covers the periods from January 1 to June 30, 2026 for CORN, SOYB, CANE, WEAT, and TAGS, BTCK commenced operations on June 3, 2026. Total expenses are presented both gross and net of any expenses waived or paid by the Sponsor that would have been incurred by the Funds (“expenses waived by the Sponsor”).

CORN Per Share Operation Performance
Net asset value at beginning of period	$17.73
Income from investment operations:
Interest income	0.32
Net realized and unrealized gain (loss) on commodity futures contracts	(1.11)
Total expenses, net	(0.20)
Net increase (decrease) in net asset value	(0.99)
Net asset value at end of period	$16.74
Total Return	-5.60%
Ratios to Average Net Assets (Annualized)
Total expenses	2.27%
Total expenses, net	2.27%
Net investment income	1.34%

SOYB Per Share Operation Performance
Net asset value at beginning of period	$21.88
Income from investment operations:
Interest income	0.43
Net realized and unrealized gain (loss) on commodity futures contracts	2.42
Total expenses, net	(0.33)
Net increase (decrease) in net asset value	2.52
Net asset value at end of period	$24.40
Total Return	11.52%
Ratios to Average Net Assets (Annualized)
Total expenses	2.80%
Total expenses, net	2.80%
Net investment income	0.81%

CANE Per Share Operation Performance
Net asset value at beginning of period	$9.79
Income (loss) from investment operations:
Interest income	0.17
Net realized and unrealized gain (loss) on commodity futures contracts	(0.06)
Total expenses, net	(0.11)
Net increase (decrease) in net asset value	0.00
Net asset value at end of period	$9.79
Total Return	0.03%
Ratios to Average Net Assets (Annualized)
Total expenses	2.31%
Total expenses, net	2.31%
Net investment income (loss)	1.27%

WEAT Per Share Operation Performance
Net asset value at beginning of period	$19.99
Income (loss) from investment operations:
Interest income	0.40
Net realized and unrealized gain (loss) on commodity futures contracts	2.02
Total expenses, net	(0.30)
Net increase (decrease) in net asset value	2.12
Net asset value at end of period	$22.11
Total Return	10.60%
Ratios to Average Net Assets (Annualized)
Total expenses	2.65%
Total expenses, net	2.65%
Net investment income	0.91%

TAGS Per Share Operation Performance
Net asset value at beginning of period	$22.94
Income (loss) from investment operations:
Net realized and unrealized gain (loss) on investment transactions	0.96
Total expenses, net	(0.01)
Net increase (decrease) in net asset value	0.95
Net asset value at end of period	$23.89
Total Return	4.17%
Ratios to Average Net Assets (Annualized)
Total expenses	1.60%
Total expenses, net	0.10%
Net investment loss	-0.07%

BTCK Per Share Operation Performance
Net asset value at beginning of period	$25.00
Income (loss) from investment operations:
Investment income	0.01
Net realized and unrealized gain (loss) on investments	(2.19)
Total expenses, net	(0.01)
Net decrease in net asset value	(2.19)
Net asset value at end of period	$22.81
Total Return	-8.76%
Ratios to Average Net Assets (Annualized)
Total expenses before taxes	0.74%
Total expenses, net before taxes	0.74%

Past performance of a Fund is not necessarily indicative of future performance.

Results of Operations

The following includes a section for each Fund of the Trust.

The discussion below addresses the material changes in the results of operations for the three and six months ended June 30, 2026 compared to the same period in 2025. The following includes a section for each Fund of the Trust for the periods in which each Fund was in operation. CORN, SOYB, WEAT, CANE, TAGS each operated for the entirety of all periods. BTCK commenced operations June 3, 2026.

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

In addition, the Agricultural Funds, except for TAGS, which has no such fee, are contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum. BTCK is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 0.68% per annum.

The Agricultural Funds and BTCK generally pay for all brokerage fees, taxes, and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. Each Fund also pays its portion of the fees and expenses associated with the Trust’s tax accounting and reporting requirements. Certain aggregate expenses common to all Funds within the Trust are allocated by the Sponsor to the respective funds based on activity drivers deemed most appropriate by the Sponsor for such expenses, including but not limited to relative assets under management and creation order activity. These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Marketing Agent, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to services provided by the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Funds and are, primarily, included as distribution and marketing fees on the statements of operations. These amounts, for the Trust and for each Fund, are detailed in the notes to the financial statements included in Part I of this filing.

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

On June 30, 2026, CORN held a total of 7,877 CBOT Corn Futures contracts with a notional value of $173,244,250. The contracts had an asset fair value of $0 and a liability fair value of $20,676,471.  The weighting of the notional value of the contracts is as follows: (1) 35% to the SEP26 contracts, the second to expire CBOT Corn Futures Contract, (2) 30% to DEC26 CBOT contracts, the third to expire CBOT Corn Futures Contract, and (3) 35% to DEC27 CBOT contracts, the CBOT Corn Futures Contract expiring in the December following the expiration month of the third to expire contract.

	Quarter Ended	Quarter Ended	Quarter Ended
	June 30, 2026	June 30, 2025	March 31, 2026
Total Net Assets	$173,249,659	$44,675,994	$306,706,756
Shares Outstanding	10,350,000	2,525,004	16,725,000
Net Asset Value per share	$16.74	$17.69	$18.34
Closing Price	$16.75	$17.70	$18.40

Total net assets for the Fund increased year over year by 288%, driven by a combination of an increase in total shares outstanding of  7,824,996 shares or 310% and a decrease in the NAV per share of ($0.95) or (5%). The net assets for the Fund decreased by (44%) when comparing June 30, 2026, to March 31, 2026. The change in total net assets year over year, in the opinion of management, was generally due to a combination of the appreciation of commodity prices and investor inflows which was driven by war and other geopolitical events, including but not limited to Russia and Ukraine and conflicts in the Middle East have caused and may continue to cause volatility in commodity prices.

For the Three Months Ended June 30, 2026, compared to the Three Months Ended June 30, 2025

	Three Months Ended	Three Months Ended
	June 30, 2026	June 30, 2025
Average daily total net assets	$245,676,917	$49,647,228
Net realized and unrealized gain (loss) on futures contracts	$(25,058,787)	$(2,339,428)
Interest income earned on cash and cash equivalents	$2,182,737	$536,511
Annualized interest yield based on average daily total net assets	0.89%	1.08%
Net Income (Loss)	$(24,106,594)	$(2,294,176)
Weighted average share outstanding	13,716,484	2,673,905
Management Fees	$615,090	$123,779
Total gross fees and other expenses excluding management fees	$615,454	$367,480
Brokerage Commissions	$84,859	$11,477
Total gross expense ratio	2.01%	3.97%
Total expense ratio net of expenses waived by the Sponsor	2.01%	3.97%
Net investment gain	1.55%	0.37%
Creation of Shares	3,700,000	200,000
Redemption of Shares	10,075,000	450,000

For the Six Months Ended June 30, 2026, compared to the Six Months Ended June 30, 2025

	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025
Average daily total net assets	$159,636,501	$56,064,895
Net realized and unrealized loss on futures contracts	$(25,958,422)	$(2,937,543)
Interest income earned on cash and cash equivalents	$2,856,904	$1,197,798
Annualized interest yield based on average daily total net assets	1.79%	2.14%
Net Income (Loss)	$(24,897,425)	$(2,784,542)
Weighted average share outstanding	8,894,890	2,945,032
Management Fees	$794,202	$278,021
Total gross fees and other expenses excluding management fees	$1,001,705	$766,776
Brokerage Commissions	$144,218	$21,549
Total gross expense ratio	2.27%	3.76%
Total expense ratio net of expenses waived by the Sponsor	2.27%	3.76%
Net investment gain	1.34%	0.55%
Creation of Shares	17,825,000	200,000
Redemption of Shares	10,125,000	1,125,000

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

The increase in interest and other income year over year was due to higher average net assets and interest rates. As a result, the amount of interest income earned was higher in the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025. The Fund seeks to earn interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper. These interest rate levels may be lower or higher than the projected interest rates stated in the prospectuses and thus will impact your breakeven point.

The increase in management fee paid to the Sponsor is a result of higher average net assets. As a result of the increase the amount of assets of the Fund, the amount of management fees was higher in the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

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

The increase in total gross fees and other expenses excluding management fees for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 was generally due to the allocation of expenses and total net assets relative to the other Funds. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to June 30, 2026 and serves to illustrate the relative changes of these components.

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

On June 30, 2026, the Fund held a total of 841 CBOT soybean futures contracts with a notional value of $48,177,138. The contracts had an asset fair value of $242,041 and had a liability fair value of $943,813. The weighting of the notional value of the contracts is as follows: (1) 35% to NOV26 CBOT contracts, (2) 30% to JAN27 CBOT contracts, and (3) 35% to NOV27 CBOT contracts.

	Quarter Ended	Quarter Ended	Quarter Ended
	June 30, 2026	June 30, 2025	March 31, 2026
Total Net Assets	$48,191,440	$26,664,148	$55,500,302
Shares Outstanding	1,975,000	1,225,004	2,275,000
Net Asset Value per share	$24.40	$21.77	$24.40
Closing Price	$24.40	$21.78	$24.40

Total net assets for the Fund increased year over year by 81%, driven by a combination of an increase in total shares outstanding of 749,996 shares or 61% and by an increase in the NAV per share of $2.63 or 12%. The net assets for the Fund decreased by (13)% when comparing June 30, 2026, to March 31, 2026. The change in total net assets year over year, in the opinion of management, was generally due to a combination of  appreciation of commodity prices and investor inflows which was driven by war and other geopolitical events, including but not limited to Russia and Ukraine and conflicts in the Middle East have caused and may continue to cause volatility in commodity prices.

For the Three Months Ended June 30, 2026, compared to the Three Months Ended June 30, 2025

	Three Months Ended	Three Months Ended
	June 30, 2026	June 30, 2025
Average daily total net assets	$60,825,636	$25,415,721
Net realized and unrealized gain (loss) on futures contracts	$(408,990)	$479,259
Interest income earned on cash and cash equivalents	$546,267	$276,434
Annualized interest yield based on average daily total net assets	0.90%	1.09%
Net income (loss)	$(273,230)	$494,816
Weighted average share outstanding	2,480,769	1,167,861
Management Fees	$152,391	$63,365
Total gross fees and other expenses excluding management fees	$258,116	$197,512
Brokerage Commissions	$27,247	$1,829
Total gross expense ratio	2.71%	4.12%
Total expense ratio net of expenses waived by the Sponsor	2.71%	4.12%
Net investment gain (loss)	0.90%	0.25%
Creation of Shares	625,000	75,000
Redemption of Shares	925,000	50,000

For the Six Months Ended June 30, 2026, compared to the Six Months Ended June 30, 2025

	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025
Average daily total net assets	$51,571,125	$25,972,928
Net realized and unrealized loss on futures contracts	$3,943,520	$292,507
Interest income earned on cash and cash equivalents	$922,950	$557,143
Annualized interest yield based on average daily total net assets	1.79%	2.15%
Net income (loss)	$4,149,942	$324,465
Weighted average share outstanding	2,151,934	1,193,650
Management Fees	$256,480	$128,797
Total gross fees and other expenses excluding management fees	$460,048	$396,388
Brokerage Commissions	$33,455	$5,168
Expenses waived by the Sponsor	$-	$-
Total gross expense ratio	2.80%	4.08%
Total expense ratio net of expenses waived by the Sponsor	2.80%	4.08%
Net investment gain	0.81%	0.25%
Creation of Shares	1,175,000	150,000
Redemption of Shares	975,000	100,000

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

The increase in interest and other income year over year was due to higher average net assets and interest rates. As a result, the amount of interest income earned as a percentage of average daily total net assets was higher in the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025. The Fund seeks to earn interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper. These interest rate levels may be lower or higher than the projected interest rates stated in the prospectuses and thus will impact your breakeven point.

The increase in management fees paid to the Sponsor is a result of higher average net assets. As a result of the increase in the amount of assets of the Fund, the amount of management fees was higher in the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

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

The increase in total gross fees and other expenses excluding management fees for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 was generally due to the average net assets relative to the other Funds. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to June 30, 2026 and serves to illustrate the relative changes of these components.

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

On June 30, 2026, the Fund held a total of  4,061  ICE sugar futures contracts with a notional value of $72,789,473. The contracts had an asset fair value of $149,012 and a liability fair value of $827,027. The weighting of the notional value of the contracts is as follows: (1) 35% to the MAR27 ICE No 11 contracts, (2) 30% to the MAY27 ICE No 11 contracts, and (3) 35% to the MAR28 ICE No 11 contracts.

	Quarter Ended	Quarter Ended	Quarter Ended
	June 30, 2026	June 30, 2025	March 31, 2026
Total Net Assets	$72,719,881	$10,375,577	$68,079,419
Shares Outstanding	7,425,000	950,004	6,525,000
Net Asset Value per share	$9.79	$10.92	$10.43
Closing Price	$9.79	$10.96	$10.44

Total net assets for the Fund increased year over year by 601%, driven by a combination of an increase in total shares outstanding of 6,474,996 or 682% and a decrease in the NAV per share of ($1.13) or (10%). The net assets for the Fund increased by 7% when comparing June 30, 2026, to March 31, 2026. This change was, in the opinion of management, due to the stabilization of prices, an increase in net investor inflows and total net assets year over year , the appreciation of commodity prices which were driven by war and other geopolitical events, including but not limited to Russia and Ukraine and conflicts in the Middle East have caused and may continue to cause volatility in commodity prices.

For the Three Months Ended June 30, 2026, compared to the Three Months Ended June 30, 2025

	Three Months Ended	Three Months Ended
	June 30, 2026	June 30, 2025
Average daily total net assets	$72,796,748	$10,428,326
Net realized and unrealized gain (loss) on futures contracts	$(7,549,074)	$(1,172,276)
Interest income earned on cash and cash equivalents	$646,692	$112,041
Annualized interest yield based on average daily total net assets	0.89%	1.07%
Net income (loss)	$(7,276,815)	$(1,178,418)
Weighted average share outstanding	7,532,143	909,894
Management Fees	$182,179	$25,999
Total gross fees and other expenses excluding management fees	$192,254	$92,184
Brokerage Commissions	$29,024	$3,781
Total gross expense ratio	2.06%	4.55%
Total expense ratio net of expenses waived by the Sponsor	2.06%	4.55%
Net investment gain (loss)	1.50%	(0.24)%
Creation of Shares	6,000,000	275,000
Redemption of Shares	5,100,000	225,000

For the Six Months Ended June 30, 2026, compared to the Six Months Ended June 30, 2025

	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025
Average daily total net assets	$46,173,635	$11,558,005
Net realized and unrealized gain on futures contracts	$(5,623,157)	$(162,003)
Interest income earned on cash and cash equivalents	$819,305	$244,760
Annualized interest yield based on average daily total net assets	1.77%	2.12%
Net income (loss)	$(5,331,637)	$(182,343)
Weighted average share outstanding	4,768,094	991,164
Management Fees	$229,656	$57,315
Total gross fees and other expenses excluding management fees	$298,129	$207,785
Brokerage Commissions	$44,167	$6,929
Expenses waived by the Sponsor	$-	$-
Total gross expense ratio	2.31%	4.63%
Total expense ratio net of expenses waived by the Sponsor	2.31%	4.63%
Net investment gain	1.27%	(0.35)%
Creation of Shares	11,100,000	475,000
Redemption of Shares	5,175,000	625,000

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

The increase in interest and other income year over year was due to increased interest rates, and higher average net assets. As a result, the amount of interest income earned as a percentage of average daily total net assets was higher in the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025. The Fund seeks to earn interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper. These interest rate levels may be lower or higher than the projected interest rates stated in the prospectuses and thus will impact your breakeven point.

The increase in management fee paid to the Sponsor is a result of higher average net assets. As a result of the increase in the amount of assets of the Fund, the amount of management fees was higher in the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

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

The increase in total gross fees and other expenses excluding management fees for the three and six months ended June 30, 2026, respectively, compared to the three and six months ended June 30, 2025 was generally due to higher average net assets relative to the other Funds. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to June 30, 2026 and serves to illustrate the relative changes of these components.

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

On June 30, 2026, the Fund held a total of 8,638 CBOT wheat futures contracts with a notional value of $266,575,913. The contracts had an asset fair value of $0 and a liability fair value of $24,668,372. The weighting of the notional value contracts is as follows: (1) 35% to SEP26 CBOT contracts, (2) 30% to DEC26 CBOT contracts, and (3) 35% to DEC27 CBOT contracts.

	Quarter Ended	Quarter Ended	Quarter Ended
	June 30, 2026	June 30, 2025	March 31, 2026
Total Net Assets	$266,565,429	$117,225,575	$303,605,367
Shares Outstanding	12,054,970	5,265,001	12,929,970
Net Asset Value per share	$22.11	$22.27	$23.48
Closing Price	$22.03	$22.20	$23.57

*During the year ended December 31, 2025, the Teucrium Wheat Fund effected the following reverse stock split: November 25, 2025, 1 for 5. The per share information for prior periods have been retroactively adjusted to reflect this reverse stock split.

Total net assets for the Fund increased year over year by 127%, driven by an increase in the shares outstanding of 6,789,969 or 129%, and a decrease in the NAV per share of ($0.16) or (0.01)%. The net assets for the Fund decreased by ($37,039,938) or approximately (12%) when comparing June 30, 2026 to March 31, 2026. The change in total net assets year over year, in the opinion of management, was generally due to a combination of the depreciation of commodity prices and investor inflows which was driven by war and other geopolitical events, including but not limited to Russia and Ukraine and conflicts in the Middle East have caused and may continue to cause volatility in commodity prices.

For the Three Months Ended June 30, 2026, compared to the Three Months Ended June 30, 2025

	Three Months Ended	Three Months Ended
	June 30, 2026	June 30, 2025
Average daily total net assets	$297,767,760	$119,533,697
Net realized and unrealized gain (loss) on futures contracts	$(23,138,332)	$(6,125,680)
Interest income earned on cash and cash equivalents	$2,627,693	$1,282,389
Annualized interest yield based on average daily total net assets	0.88%	1.07%
Net income (loss)	$(22,269,340)	$(5,875,521)
Weighted average share outstanding	12,806,618	5,193,133
Management Fees	$743,955	$298,015
Total gross fees and other expenses excluding management fees	$1,014,746	$734,215
Brokerage Commissions	$50,606	$18,055
Total gross expense ratio	2.37%	3.46%
Total expense ratio net of expenses waived by the Sponsor	2.37%	3.46%
Net investment gain (loss)	1.17%	0.84%
Creation of Shares	3,150,000	445,000
Redemption of Shares	4,025,000	95,000

For the Six Months Ended June 30, 2026, compared to the Six Months Ended June 30, 2025

	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025
Average daily total net assets	$224,561,569	$120,720,123
Net realized and unrealized loss on futures contracts	$1,530,428	$(9,841,744)
Interest income earned on cash and cash equivalents	$3,961,684	$2,576,812
Annualized interest yield based on average daily total net assets	1.76%	2.13%
Net income (loss)	$2,540,780	$(9,315,907)
Weighted average share outstanding	9,890,882	5,082,238
Management Fees	$1,115,154	$598,639
Total gross fees and other expenses excluding management fees	$1,836,178	$1,452,336
Brokerage Commissions	$94,433	$31,989
Total gross expense ratio	2.65%	3.43%
Total expense ratio net of expenses waived by the Sponsor	2.65%	3.43%
Net investment gain	0.91%	0.88%
Creation of Shares	10,475,000	570,000
Redemption of Shares	4,075,000	365,000

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

The increase in interest and other income year over year was due to an increase in average net assets and increased interest rates. As a result, the amount of interest income earned as a percentage of average daily total net assets was higher in the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025. The Fund seeks to earn interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper. These interest rate levels may be lower or higher than the projected interest rates stated in the prospectuses and thus will impact your breakeven point.

The increase in management fee paid to the Sponsor is a result of higher average net assets. As a result of the increase in the amount of assets of the Fund, the amount of management fees was higher in the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

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

The increase in total gross fees and other expenses excluding management fees for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 was generally due to an increase in average net assets relative to the other Funds. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to June 30, 2026 and serves to illustrate the relative changes of these components.

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
6/30/2026

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

On June 30, 2026, the Fund held: 1) 273,944 shares of CORN with a fair value of $4,588,562; 2) 206,794 shares of WEAT with a fair value of $4,555,672; 3) 186,397 shares of SOYB with a fair value of $4,548,086; and 4) 460,591 shares of CANE with a fair value of $4,509,186. The weighting on June 30, 2026 was 25% to CORN, 25% to WEAT, 25% to SOYB and 25% to CANE.

	Quarter Ended	Quarter Ended	Quarter Ended
	June 30, 2026	June 30, 2025	March 31, 2026
Total Net Assets	$18,219,048	$8,749,467	$30,505,187
Shares Outstanding	762,500	362,502	1,212,500
Net Asset Value per share	$23.89	$24.14	$25.16
Closing Price	$23.84	$24.16	$25.36

Total net assets for the Fund increased year over year by 108%, driven by an increase in shares outstanding of 399,998 shares or 110% and a decrease in the NAV per share of ($0.24) or (1%). The net assets for the Fund decreased by (40%) when comparing June 30, 2026 to March 31, 2026. The change in total net assets year over year, in the opinion of management, was generally due to a combination of depreciation of commodity prices and investor inflows which was driven by war and other geopolitical events, including but not limited to Russia and Ukraine and conflicts in the Middle East have caused and may continue to cause volatility in commodity prices.

For the Three Months Ended June 30, 2026, compared to the Three Months Ended June 30, 2025

	Three Months Ended	Three Months Ended
	June 30, 2026	June 30, 2025
Average daily total net assets	$21,479,006	$9,696,762
Net realized and unrealized gain (loss) on securities	$(1,603,240)	$(426,473)
Interest income earned on cash and cash equivalents	$930	$134
Annualized interest yield based on average daily total net assets	0.00%	0.00%
Net Income (loss)	$(1,607,673)	$(429,241)
Weighted average share outstanding	874,451	389,288
Total gross fees and other expenses	$63,923	$62,165
Expenses waived by the Sponsor	$(58,560)	$(59,263)
Total gross expense ratio	1.19%	2.57%
Total expense ratio net of expenses waived by the Sponsor	0.10%	0.12%
Net investment gain (loss)	(0.08)%	(0.11)%
Creation of Shares	187,500	-
Redemption of Shares	637,500	37,500

For the Six Months Ended June 30, 2026, compared to the Six Months Ended June 30, 2025

	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025
Average daily total net assets	$15,176,654	$10,042,672
Net realized and unrealized loss on securities	$(677,262)	$(356,440)
Interest income earned on cash and cash equivalents	$2,382	$241
Annualized interest yield based on average daily total net assets	0.02%	0.00%
Net income (loss)	$(682,414)	$(361,663)
Weighted average share outstanding	622,583	396,411
Total gross fees and other expenses	$120,364	$115,581
Expenses waived by the Sponsor	$(112,830)	$(110,117)
Total gross expense ratio	1.60%	2.32%
Total expense ratio net of expenses waived by the Sponsor	0.10%	0.11%
Net investment loss	(0.07)%	(0.10)%
Creation of Shares	1,137,500	-
Redemption of Shares	650,000	50,000

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

The decrease in total gross fees and other expenses for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 was generally due to the net assets relative to the other Funds. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to June 30, 2026 and serves to illustrate the relative changes of these components.

7RCC Spot Bitcoin and Carbon Credit Futures ETF

The 7RCC Spot Bitcoin and Carbon Credit Futures ETF ("BTCK") commenced operation on June 3, 2026. The investment objective of the Fund is to reflect the daily changes of the price of bitcoin and the value of Carbon Credit Futures, as represented by the 7RCC Kaiko Bitcoin Carbon Credit Index (the “Index”), less expenses from the Fund’s operations.

On June 30, 2026, the Fund held: 1) 3 contracts of the DEC26 ICE European Carbon Allowances with a notional value of $274,941 and 2) 18.28 bitcoins with a notional value of $1,071,328. The weighting on June 30, 2026 was 20% to Carbon Credit Futures and 80% to bitcoin.

	Quarter Ended	Year Ending
	June 30, 2026	December 31, 2025
Total Net Assets	$1,368,609	$100
Shares Outstanding	60,000	4
Net Asset Value per share	$22.81	$25.00
Closing Price	$23.15	$-

Period Ending*
June 30, 2026
Average daily total net assets	$1,220,182
Net realized and unrealized gain (loss) on trading	$(30,044)
Interest income earned on cash equivalents	$615
Annualized interest yield based on average daily total net assets	0.05%
Net income (loss)	$(30,093)
Weighted average share outstanding	50,741
Management Fees	$614
Total gross fees and other expenses excluding management fees	$50
Brokerage Commissions	$-
Expenses waived by the Sponsor	$-
Total gross expense ratio	0.74%
Total expense ratio net of expenses waived by the Sponsor	0.74%
Net investment gain (loss)	(2.91)%
Creation of Shares	60,000
Redemption of Shares	4

*BTCK commenced operations on June 3, 2026, therefore comparison to prior periods is not provided.

Realized gain or loss on trading is a function of 1) the change in the price of particular contracts, bitcoin, or foreign currency sold in relation to redemption of shares, 2) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 3) the full-turn brokerage commission fee recognized on a per trade basis. Unrealized gain or loss on trading is a function of the change in the price of bitcoin, contracts, and foreign currency held on the final date of the period versus the purchase price for each and the number held. The Sponsor has a static benchmark as described above and trades futures contracts and bitcoin to adhere to that benchmark and to adjust for the creation or redemption of shares.

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

The Corn Market

Corn is currently the most widely produced livestock feed grain in the United States. The two largest demands of the United States’ corn crop are used in livestock feed and ethanol production. Corn is also processed into food and industrial products, including starch, sweeteners, corn oil, beverages, and industrial alcohol. The United States Department of Agriculture (“USDA”) publishes weekly, monthly, quarterly, and annual updates for U.S. domestic and worldwide corn production and consumption, and for other grains such as soybeans and wheat which can be used in some cases as a substitute for corn. These reports are available on the USDA’s website, www.usda.gov, at no charge. The outlook provided below is from the July 2026 USDA report.

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

The United States is the world’s leading producer and exporter of corn. For the Crop Year 2026-27, the USDA estimates that the U.S. will produce approximately 31% of all the corn globally, of which about 20% will be exported. For 2026-2027, based on the July 2026, USDA reports, global consumption of 1,320 Million Metric Tons (MMT) is expected to be slightly higher than global production of 1,297 MMT. If the global demand for corn is not equal to global supply, this may have an impact on the price of corn. Besides the United States, other principal world corn exporters include Argentina, Brazil, Russia, South Africa, and Ukraine. Major import nations include Mexico, Japan, the European Union (EU), South Korea, Egypt, and parts of Southeast Asia. China’s production at 307 MMT is approximately 6% less than its domestic usage.

According to the USDA, global corn consumption has increased just over 677% from crop years 1960/1961 to 2026/2027 as demonstrated by the graph below and is projected to continue to grow in coming years. Consumption growth is the result of a combination of many factors including: 1) global population growth, which, according to the U.S. Census Bureau, is estimated to reach 9.7 billion by 2050; 2) a growing global middle class which is increasing the demand for protein and meat-based products globally and most significantly in developing countries; and 3) increased use of biofuels, including ethanol in the United States.

Global corn consumption may fluctuate year over year due to any number of reasons which may include, but is not limited to, economic conditions, global health concerns, international trade policy. Corn is a staple commodity used pervasively across the globe so that any contractions in consumption may only be temporary as has historically been the case.

Historical Global Corn Yield
(1960/1961 - 2025/2026)
Yield (MT/HA)
6.5
6
5.5
5
4.5
4
3.5
3
2.5
2
1.5
1960/1961
1965/1966
1970/1971
1975/1976
1980/1981
1985/1986
1990/1991
1995/1996
2000/2001
2005/2006
2010/2011
2015/2016
2020/2021
2025/2026
Crop Year

While global consumption of corn has increased over the 1960/1961-2026/2027 period, so has production, driven by increases in acres planted and yield per acre. However, according to the USDA and United Nations, future growth in planted acres and yield may be inhibited by lower productive land, and lack of infrastructure and transportation. In addition, agricultural crops such as corn are highly weather dependent for yield and therefore susceptible to changing weather patterns. In addition, given the current production/consumption patterns, nearly 100% of all corn produced globally is consumed which leaves minimal excess inventory if production issues arise.

The price per bushel of corn in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to May 2026.

On July 10, 2026, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2026-27. The exhibit below provides a summary of historical and current information for United States corn production.

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

The Soybean Market

Global soybean production is concentrated in the U.S., Brazil, Argentina, and China. The USDA has estimated that, for the Crop Year 2026-27, the United States will produce approximately 121 MMT of soybeans or approximately 27% of estimated world production, with Brazil production at 186 MMT. Argentina is projected to produce about 50 MMT. For 2026-27, based on the July 2026 USDA report, global consumption of 442 MMT is estimated to be equal to global production of 442 MMT. If the global demand for soybeans is not equal to global supply, this may have an impact on the price of soybeans. Global soybean consumption may fluctuate year over year due to any number of reasons which may include, but is not limited to, economic conditions, global health concerns, and international trade policy. Soybeans are a staple commodity used pervasively across the globe so that any contractions in consumption may only be temporary as has historically been the case. The USDA publishes weekly, monthly, quarterly, and annual updates for U.S. domestic and worldwide soybean production and consumption. These reports are available on the USDA’s website, www.usda.gov, at no charge. The outlook provided below is from the July 2026 USDA report.

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

The price per bushel of soybeans in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to May 2026.

USDA Historical Price of Soybeans/Bushel by Month
United States
Jan 2007 - May 2026
$18.00
$16.00
$14.00
$12.00
$10.00
$8.00
$6.00
$4.00
Jan-07
Jan-08
Jan-09
Jan-10
Jan-11
Jan-12
Jan-13
Jan-14
Jan-15
Jan-16
Jan-17
Jan-18
Jan-19
Jan-20
Jan-21
Jan-22
Jan-23
Jan-24
Jan-25
Jan-26
Jan-27

On July 10, 2026, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2026-27. The exhibit below provides a summary of historical and current information for United States soybean production.

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

The USDA publishes two major reports annually on U.S. domestic and worldwide sugar production and consumption. These are usually released in November and May. In addition, the USDA publishes periodic, but not as comprehensive, reports on sugar monthly. These reports are available on the USDA’s website, www.usda.gov, at no charge. The USDA’s May 2026 report for the 2026-27 Marketing year estimated global production of 184.9 MMT with lower production in Brazil, the European Union, the United States and Thailand  expected to more than offset with higher production in India. Consumption is expected to remain mostly unchanged. Stocks are forecasted to rise primarily due to  India and China. Sugar is a staple commodity used pervasively across the globe so that any contractions in consumption may only be temporary as has historically been the case.

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

The Wheat Market

Wheat is used to produce flour, the key ingredient for breads, pasta, crackers, and many other food products, as well as several industrial products such as starches and adhesives. Wheat by-products are used in livestock feeds. Wheat is the principal food grain produced in the United States, and the United States’ output of wheat is typically exceeded only by that of China, the European Union, Russia, and India. The USDA estimates that for 2026-27, the principal global producers of wheat will be the EU, Russia, Ukraine, China, India, the United States, Australia, and Canada. The U.S. generates approximately 5% of global production, with approximately 50% of that being exported. For 2026-27, based on the July 2026 USDA report, global consumption of 826 MMT is estimated to be slightly higher than production of 820 MMT. If the global demand for wheat is not equal to global supply, this may have an impact on the price of wheat. Global wheat consumption may fluctuate year over year due to any number of reasons which may include, but is not limited to, economic conditions, global health concerns, international trade policy. Wheat is a staple commodity used pervasively across the globe so that any contractions in consumption may only be temporary as has historically been the case. The USDA publishes weekly, monthly, quarterly, and annual updates for U.S. domestic and worldwide wheat production and consumption. These reports are available on the USDA’s website, www.usda.gov, at no charge. The outlook provided herein is from the July 2026 USDA report.

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

The price per bushel of wheat in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to May 2026.

USDA Historical Price of Wheat/Bushel by Month
United States
Jan 2007 - May 2026
$12.00
$11.00
$10.00
$9.00
$8.00
$7.00
$6.00
$5.00
$4.00
$3.00
$2.00
Jan-07
Jan-08
Jan-09
Jan-10
Jan-11
Jan-12
Jan-13
Jan-14
Jan-15
Jan-16
Jan-17
Jan-18
Jan-19
Jan-20
Jan-21
Jan-22
Jan-23
Jan-24
Jan-25
Jan-26
Jan-27

On July 10 2026, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2026-27. The exhibit below provides a summary of historical and current information for United States wheat production.

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

CORN, SOYB, CANE, WEAT, and TAGS pays for all brokerage fees, taxes, and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, FINRA, formally the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays its portion of the fees and expenses for services directly attributable to the Fund such as accounting, financial reporting, regulatory compliance, and trading activities, which the Sponsor elected not to outsource. Certain aggregate expenses common to all Teucrium Funds within the Trust are allocated by the Sponsor to the respective Funds based on activity drivers deemed most appropriate by the Sponsor for such expenses, including but not limited to relative assets under management and creation order activity. These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Marketing Agent. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Teucrium Funds, which are primarily the cost of performing certain accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Fund and are included, primarily, in distribution and marketing fees. In addition, the Agricultural Funds, except for TAGS which has no such fee, are contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum.  BTCK is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 0.68% per annum.

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

Marex, StoneX and ADMIS serve as the Fund’s clearing brokers to execute futures contracts and provide other brokerage-related services.

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

Off Balance Sheet Financing

As of June 30, 2026, neither the Trust nor any of the Funds has any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Funds. While the exposure of each Fund under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial positions of each Fund.

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

Contractual Obligations

The primary contractual obligations of each Fund  will be with the Sponsor and certain other service providers. Except for TAGS, which has no management fee, the Sponsor, in return for its services, will be entitled to a management fee calculated as a fixed percentage of each Agricultural Fund’s NAV, currently 1.00% of its average net assets. BTCK is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 0.68% per annum.

CORN, CANE, SOYB, WEAT, TAGS and BTCK will also be responsible for all ongoing fees, costs and expenses of its operation, including (i) brokerage and other fees and commissions incurred in connection with the trading activities of the Fund; (ii) expenses incurred in connection with registering additional Shares of the Fund or offering Shares of the Fund; (iii) the routine expenses associated with the preparation and, if required, the printing and mailing of monthly, quarterly, annual and other reports required by applicable U.S. federal and state regulatory authorities, Trust meetings and preparing, printing and mailing proxy statements to Shareholders; (iv) the payment of any distributions related to redemption of Shares; (v) payment for routine services of the Trustee, legal counsel and independent accountants; (vi) payment for routine accounting, bookkeeping, compliance, distribution and solicitation-related services, custodial and transfer agency services, whether performed by an outside service provider or by affiliates of the Sponsor; (vii) postage and insurance; (viii) costs and expenses associated with client relations and services; (x) costs of preparation of all federal, state, local and foreign tax returns and any taxes payable on the income, assets or operations of the Fund; and (xi) extraordinary expenses (including, but not limited to, legal claims and liabilities and litigation costs and any indemnification related thereto).

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

During the period from January 1, 2026 through June 30, 2026 the average daily change in the NAV of each Fund was within plus/minus 10 percent of the average daily change in the Benchmark of each Fund, as stated in the applicable prospectus for each Fund.

Frequency Distribution of Premiums and Discounts: NAV versus the 4 p.m. Bid/Ask Midpoint on the NYSE Arca.

CORN

	Q3 2025	Q4 2025	Q1 2026	Q2 2026	Total
Days at premium	25	17	31	14	87
Days at NAV	12	10	10	11	43
Days at discount	27	37	20	37	121

The performance data above for the Teucrium Corn Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

SOYB

	Q3 2025	Q4 2025	Q1 2026	Q2 2026	Total
Days at premium	26	16	26	22	90
Days at NAV	8	9	13	8	38
Days at discount	30	39	22	32	123

The performance data above for the Teucrium Soybean Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

CANE

	Q3 2025	Q4 2025	Q1 2026	Q2 2026	Total
Days at premium	32	25	26	26	109
Days at NAV	10	11	15	7	43
Days at discount	22	28	20	29	99

The performance data above for the Teucrium Sugar Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

WEAT

	Q3 2025	Q4 2025	Q1 2026	Q2 2026	Total
Days at premium	26	20	43	22	111
Days at NAV	27	22	6	5	60
Days at discount	11	22	12	35	80

The performance data above for the Teucrium Wheat Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

TAGS

	Q3 2025	Q4 2025	Q1 2026	Q2 2026	Total
Days at premium	23	12	30	19	84
Days at NAV	6	7	9	7	29
Days at discount	35	45	22	36	138

The performance data above for the Teucrium Agricultural Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

BTCK

	Q3 2025	Q4 2025	Q1 2026	Q2 2026	Total
Days at premium	0	0	0	11	11
Days at NAV	0	0	0	1	1
Days at discount	0	0	0	7	7

The performance data above for the 7RCC Spot Bitcoin and Carbon Credit Futures ETF represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted. BTCK commenced operations on June 3, 2026.

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

The tables below present a quantitative analysis of hypothetical impact of price decreases and increases in each of the commodity or cryptocurrency futures contracts held by each of the Funds, or the Underlying Funds in the case of TAGS, on the actual holdings and NAV per share as of June 30, 2026. For purposes of this analysis, all futures contracts held by the Funds and the Underlying Funds are assumed to change by the same percentage. In addition, the cash held by the Funds and any management fees paid to the Sponsor are assumed to remain constant and not impact the NAV per share. There may be very slight and immaterial differences, due to rounding, in the tables presented below.

CORN:

	June 30, 2026 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of June 30, 2026	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Corn Futures SEP26	2,910	$4.1675	$60,637,125	$54,573,413	$51,541,556	$48,509,700	$66,700,838	$69,732,694	$72,764,550
CBOT Corn Futures DEC26	2,384	$4.3600	$51,971,200	$46,774,080	$44,175,520	$41,576,960	$57,168,320	$59,766,880	$62,365,440
CBOT Corn Futures DEC27	2,583	$4.6950	$60,635,925	$54,572,333	$51,540,536	$48,508,740	$66,699,518	$69,731,314	$72,763,110
Total CBOT Corn Futures			$173,244,250	$155,919,826	$147,257,612	$138,595,400	$190,568,676	$199,230,888	$207,893,100

Shares outstanding			16,725,000	16,725,000	16,725,000	16,725,000	16,725,000	16,725,000	16,725,000

Net Asset Value per Share attributable directly to CBOT Corn Futures			$10.36	$9.32	$8.80	$8.29	$11.39	$11.91	$12.43
Total Net Asset Value per Share as reported			$18.34
Change in the Net Asset Value per Share				$(1.04)	$(1.55)	$(2.07)	$1.04	$1.55	$2.07

Percent Change in the Net Asset Value per Share				-5.65%	-8.47%	-11.30%	5.65%	8.47%	11.30%

SOYB:

	June 30, 2026 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of June 30, 2026	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Soybean Futures NOV26	294	$11.4375	$16,813,125	$15,131,813	$14,291,156	$13,450,500	$18,494,438	$19,335,094	$20,175,750
CBOT Soybean Futures JAN27	249	$11.5875	$14,426,438	$12,983,794	$12,262,472	$11,541,150	$15,869,082	$16,590,404	$17,311,726
CBOT Soybean Futures NOV27	298	$11.3675	$16,937,575	$15,243,818	$14,396,939	$13,550,060	$18,631,333	$19,478,211	$20,325,090
Total CBOT Soybean Futures			$48,177,138	$43,359,425	$40,950,567	$38,541,710	$52,994,853	$55,403,709	$57,812,566

Shares outstanding			1,975,000	1,975,000	1,975,000	1,975,000	1,975,000	1,975,000	1,975,000

Net Asset Value per Share attributable directly to CBOT Soybean Futures			$24.39	$21.95	$20.73	$19.51	$26.83	$28.05	$29.27
Total Net Asset Value per Share as reported			$24.40
Change in the Net Asset Value per Share				$(2.44)	$(3.66)	$(4.88)	$2.44	$3.66	$4.88

Percent Change in the Net Asset Value per Share				-10.00%	-15.00%	-19.99%	10.00%	15.00%	19.99%

CANE:

	June 30, 2026 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of June 30, 2026	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
ICE #11 Sugar Futures MAR27	1,443	$0.1576	$25,470,682	$22,923,614	$21,650,080	$20,376,546	$28,017,750	$29,291,284	$30,564,818
ICE #11 Sugar Futures MAY27	1,252	$0.1559	$21,860,922	$19,674,830	$18,581,784	$17,488,738	$24,047,014	$25,140,060	$26,233,106
ICE #11 Sugar Futures MAR28	1,366	$0.1664	$25,457,869	$22,912,082	$21,639,189	$20,366,295	$28,003,656	$29,276,549	$30,549,443
Total ICE #11 Sugar Futures			$72,789,473	$65,510,526	$61,871,053	$58,231,579	$80,068,420	$83,707,893	$87,347,367

Shares outstanding			7,425,000	7,425,000	7,425,000	7,425,000	7,425,000	7,425,000	7,425,000

Net Asset Value per Share attributable directly to ICE #11 Sugar Futures			$9.80	$8.82	$8.33	$7.84	$10.78	$11.27	$11.76
Total Net Asset Value per Share as reported			$9.79
Change in the Net Asset Value per Share				$(0.98)	$(1.47)	$(1.96)	$0.98	$1.47	$1.96

Percent Change in the Net Asset Value per Share				-10.01%	-15.01%	-20.02%	10.01%	15.01%	20.02%

WEAT:

	June 30, 2026 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of June 30, 2026	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Wheat Futures SEP26	3,167	$5.8925	$93,307,738	$83,976,964	$79,311,577	$74,646,190	$102,638,512	$107,303,899	$111,969,286
CBOT Wheat Futures DEC26	2,647	$6.0450	$80,005,575	$72,005,018	$68,004,739	$64,004,460	$88,006,133	$92,006,411	$96,006,690
CBOT Wheat Futures DEC27	2,824	$6.6050	$93,262,600	$83,936,340	$79,273,210	$74,610,080	$102,588,860	$107,251,990	$111,915,120
Total CBOT Wheat Futures			$266,575,913	$239,918,322	$226,589,526	$213,260,730	$293,233,505	$306,562,300	$319,891,096

Shares outstanding			12,054,970	12,054,970	12,054,970	12,054,970	12,054,970	12,054,970	12,054,970

Net Asset Value per Share attributable directly to CBOT Wheat Futures			$22.11	$19.90	$18.80	$17.69	$24.32	$25.43	$26.54
Total Net Asset Value per Share as reported			$22.11
Change in the Net Asset Value per Share				$(2.21)	$(3.32)	$(4.42)	$2.21	$3.32	$4.42

Percent Change in the Net Asset Value per Share				-10.00%	-15.00%	-20.00%	10.00%	15.00%	20.00%

TAGS:

	June 30, 2026 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of June 30, 2026	Number of Shares Held	Closing NAV	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value
Teucrium Corn Fund	273,944	$16.7392	$4,588,562	$4,129,706	$3,900,278	$3,670,850	$5,047,418	$5,276,846	$5,506,274
Teucrium Soybean Fund	186,397	$24.4007	$4,548,086	$4,093,277	$3,865,873	$3,638,469	$5,002,895	$5,230,299	$5,457,703
Teucrium Wheat Fund	206,794	$22.1125	$4,555,672	$4,100,105	$3,872,321	$3,644,538	$5,011,239	$5,239,023	$5,466,806
Teucrium Sugar Fund	460,591	$9.7939	$4,509,186	$4,058,267	$3,832,808	$3,607,349	$4,960,105	$5,185,564	$5,411,023
Total value of shares of the Underlying Funds			$18,201,506	$16,381,355	$15,471,280	$14,561,206	$20,021,657	$20,931,732	$21,841,806

Shares outstanding			762,500	762,500	762,500	762,500	762,500	762,500	762,500

Net Asset Value per Share attributable directly to shares of the Underlying Funds			$23.87	$21.48	$20.29	$19.10	$26.26	$27.45	$28.64
Total Net Asset Value per Share as reported			$23.89
Change in the Net Asset Value per Share				$(2.39)	$(3.58)	$(4.77)	$2.39	$3.58	$4.77

Percent Change in the Net Asset Value per Share				-9.99%	-14.99%	-19.98%	9.99%	14.99%	19.98%

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

The Funds, other than TAGS and BTCK, will generally retain cash positions of approximately 95% of total net assets; this balance represents the total net assets less the initial margin requirements held by the FCM. These cash assets are either: 1) deposited by the Sponsor in demand deposit accounts of financial institutions which are deemed by the Sponsor to be of investment level quality, 2) held in a money-market fund which is deemed to be a cash equivalent under the most recent SEC definition, or 3) held in a cash equivalent with a maturity of 90 days or less that is deemed by the Sponsor to be of investment level quality.

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

In managing and directing the day-to-day activities and affairs of the Fund, the Sponsor relies almost entirely on a small number of individuals, including Mr. Sal Gilbertie, Mr. Springer Harris, Ms. Cory Mullen-Rusin and Mr. Brian T. MacKenzie. If Mr. Gilbertie, Mr. Harris, Ms. Mullen-Rusin or Mr. MacKenzie were to leave or be unable to carry out their present responsibilities, it may have an adverse effect on the management of the Fund. To the extent that the Sponsor establishes additional commodity pools, even greater demands will be placed on these individuals.

The lack of full insurance and Shareholders’ limited rights of legal recourse against the Fund, Trustee, Sponsor, Trust Administrator, and Bitcoin Custodian expose the Fund and its Shareholders to the risk of loss of the Fund’s bitcoin for which no person or entity is liable.

The Fund is not a banking institution or otherwise a member of the Federal Deposit Insurance Corporation (“FDIC”) or Securities Investor Protection Corporation (“SIPC”) and, therefore, neither the Fund nor the Shares are insured or guaranteed by the FDIC or SIPC. Shareholders cannot be assured that the Bitcoin Custodians will maintain adequate insurance, that such coverage will cover losses with respect to the Fund’s bitcoins, or that sufficient insurance proceeds will be available to cover the Fund’s losses in full. The applicable Bitcoin Custodian’s insurance may not cover the type of losses experienced by the Fund. Alternatively, the Fund may be forced to share such insurance proceeds with other clients or customers of a Bitcoin Custodian, which could reduce the amount of such proceeds that are available to the Fund. The Fund is not a named insured under any Bitcoin Custodian’s insurance policies, though each Bitcoin Custodian has represented to the Sponsor that the insurance covers customer losses, including losses suffered by the Fund, arising from specified events, including fraud, theft, and cyber-security breaches. In addition, the bitcoin insurance market is limited, and the level of insurance maintained by a Bitcoin Custodian may be substantially lower than the assets of the Fund, or the amount of claims against a Bitcoin Custodian of all of the customers whose losses are covered by the Bitcoin Custodian’s insurance coverage. While the Bitcoin Custodians maintain certain capital reserve requirements depending on the assets under custody, and such capital reserves may provide additional means to cover client asset losses, the Fund cannot be assured that a Bitcoin Custodian will maintain capital reserves sufficient to cover actual or potential losses with respect to the Fund’s digital assets.

Gemini Agreements

Under the Gemini Bitcoin Custody Agreement, the Bitcoin Custodian’s liability is limited in various ways, including that the Bitcoin Custodian cannot be held responsible for any failure or delay to act by the Bitcoin Custodian, its service providers, or its banks that is within the time limits permitted by the Bitcoin Custody Agreement, or that is caused by the Fund’s negligence or is required to comply with applicable laws and regulations. The Bitcoin Custodian is not liable for any System Failure or Downtime (both as defined in the Bitcoin Custody Agreement), which prevents the Bitcoin Custodian from fulfilling its obligations under the Bitcoin Custody Agreement, provided that Bitcoin Custodian took reasonable care and used commercially reasonable efforts to prevent or limit such System Failures or Downtime and otherwise complied with the Bitcoin Custody Agreement. The Bitcoin Custody Agreement provides that “Downtime” means scheduled maintenance and a “System Failure” shall mean a failure of any computer hardware, software, computer systems, or telecommunications lines or devices used by the Bitcoin Custodian, or interruption, loss, or malfunction of utility, data center, Internet or network provider services used by the Bitcoin Custodian; provided, however, that a cybersecurity attack, data breach, hack, or other intrusion, or unauthorized disclosure by a third party, the Bitcoin Custodian, a service provider to the Bitcoin Custodian, or an agent or subcontractor of the Bitcoin Custodian, shall not be deemed a System Failure, to the extent such events or any losses arising therefrom are due to the Bitcoin Custodian’s failure to comply with its obligations under the Bitcoin Custody Agreement. The Bitcoin Custodian cannot be held responsible for any circumstances beyond the Bitcoin Custodian’s reasonable control, provided the Bitcoin Custodian took reasonable care and used commercially reasonable efforts in executing its responsibilities to the Fund pursuant to the Bitcoin Custody Agreement, which includes exercising the degree of care, diligence and skill that a prudent and competent professional provider of services similar to the custodial services would exercise in the circumstances, or such higher care where required by law or the Bitcoin Custody Agreement (collectively, the “Standard of Care”). The Bitcoin Custodian makes no guarantees regarding the Bitcoin network’s security, functionality, or availability, and will not be liable for or in connection with any acts, decisions, or omissions made by developers of the Bitcoin network. The Bitcoin Custodian is not liable for any losses or claims arising out of actions that are in the Fund’s control and related to the Fund’s use of the Bitcoin Custodian’s online platform, including but not limited to, the Fund’s failure to follow security protocols, the Bitcoin Custodian’s platform controls, improper instructions, failure to secure the Fund’s credentials from third parties, or anything else in the Fund’s control and is also not liable for any amount greater than the value of the assets on deposit in Fund’s account at the Bitcoin Custodian at the time of, and directly relating to, the events giving rise to the liability occurred, the value of which shall be determined in accordance with the Chicago Mercantile Exchange Bitcoin Reference Rate or any successor thereto. The Bitcoin Custodian is not liable to the Fund (whether under contract, tort (including negligence) or otherwise) for any indirect, incidental, special, punitive or consequential losses suffered or incurred by the Fund (whether or not any such losses were foreseeable). The Bitcoin Custodian is not liable to the Fund or anyone else for any loss or injury resulting directly or indirectly from any damage or interruptions caused by any computer viruses, spyware, scamware, trojan horses, worms, or other malware that may affect the Fund’s computer or other equipment, provided such malware did not originate from the Bitcoin Custodian or its agents. The Bitcoin Custody Agreement’s “Force Majeure” provision provides that the Bitcoin Custodian is not liable for delays, suspension of operations, failure in performance, or interruption of service to the extent it is directly due to a cause or condition beyond the reasonable control of the Bitcoin Custodian including, but not limited to, any act of God, nuclear or natural disaster, epidemic, action or inaction of civil or military authorities, act of war, terrorism, sabotage, civil disturbance, strike or other labor dispute, accident, or state of emergency; provided, however, that for the avoidance of doubt, the Bitcoin Custody Agreement’s Force Majeure provision shall not apply in respect of System Failures or Downtime, which are subject to other respective provisions of the Bitcoin Custody Agreement. The occurrence of an event described in the Force Majeure provision shall not affect the validity and enforceability of any remaining provisions of the Bitcoin Custody Agreement.

In the event of potential losses incurred by the Fund as a result of the Bitcoin Custodian losing control of the Fund’s bitcoins or failing to properly execute instructions on behalf of the Fund, the Bitcoin Custodian’s liability with respect to the Fund will be subject to certain limitations which may allow it to avoid liability for potential losses or may be insufficient to cover the value of such potential losses. Furthermore, the insurance maintained by the Bitcoin Custodian may be insufficient to cover its liabilities to the Fund. Both the Fund and the Bitcoin Custodian are required to indemnify each other under certain circumstances.

Subject to the Force Majeure provision and as limited by the limitations of liability in the Bitcoin Custody Agreement, the Bitcoin Custodian shall be liable to the Fund for the Loss (defined below) of any of the Fund’s bitcoin or fiat currency to the extent that such Loss was caused by the negligence, fraud, willful or reckless misconduct of the Bitcoin Custodian or breach by the Bitcoin Custodian of its Standard of Care. The Bitcoin Custody Agreement provides that “Loss” means if, at any time the Fund’s Bitcoin Account or Fiat Account, as applicable, does not hold the bitcoin or fiat currency that had been (1) received by Bitcoin Custodian in connection with the Fund’s Bitcoin Account or Fiat Account pursuant to the Bitcoin Custody Agreement, or (2) duly sent to the Bitcoin Custodian by the Fund or Authorized Purchasers in connection with the Fund’s Bitcoin Account pursuant to the Bitcoin Custody Agreement but not received because of a failure caused by the Bitcoin Custodian. The Bitcoin Custody Agreement provides that “Loss” shall include situations where the Bitcoin Custodian fails to execute a valid withdrawal request, bitcoin are withdrawn from the Fund’s Bitcoin Account other than pursuant to a withdrawal request, or the Fund is not able to timely withdraw bitcoin from the Bitcoin Account pursuant to a withdrawal request, in each case due to a failure caused by the Bitcoin Custodian; provided, however, that the Bitcoin Custodian’s failure to permit timely withdrawals because it has determined that it cannot do so due to the requirements of applicable laws and regulations or because of the operation of its fraud detection controls shall not be considered a Loss, provided the Bitcoin Custodian is acting reasonably and in good faith. The Bitcoin Custody Agreement provides that should a Loss of the Fund’s bitcoin or fiat currency due to the negligence, fraud, willful or reckless misconduct of the Bitcoin Custodian or a breach by the Bitcoin Custodian of its Standard of Care occur, the Bitcoin Custodian will, as soon as practicable, return to the Fund a quantity of the same digital asset that is equal to the quantity of digital assets involved in the Loss, or return to the Fund a quantity of the same fiat currency that is equal to the quantity of fiat currency involved in the Loss (if the Loss involved the Fiat Account). However, the Fund does not control the Bitcoin Custodian and cannot guarantee that the Bitcoin Custodian will perform its obligations to the Fund under the Bitcoin Custody Agreement, in a timely manner or at all. The Bitcoin Custody Agreement provides that (i) the Bitcoin Custodian does not own or control the underlying software protocols of networks which govern the operation of digital assets (including the Bitcoin Blockchain), (ii) the Bitcoin Custodian makes no guarantees regarding their security, functionality, or availability, and (iii) in no event shall the Bitcoin Custodian be liable for or in connection with any acts, decisions, or omissions made by developers or promoters of digital assets, including bitcoin.

Similarly, under the Clearing Agreement, the Bitcoin Custodian’s liability in connection with the Clearing Services is limited as follows, among others: the Bitcoin Custodian does not have any responsibility for any sale or purchase of bitcoin for cash to a Liquidity Provider through the Clearing Services (such a transaction, a “Clearing Transaction”), other than as specifically identified in the Clearing Agreement. The Bitcoin Custodian may rely upon, without liability on its part, any clearing request submitted through Gemini’s platform. Absent gross negligence, willful misconduct or fraud, the Bitcoin Custodian shall not be liable for any loss resulting from a clearing request or the use of Clearing Services. Validation and confirmation procedures used by Gemini are designed only to verify the source of clearing requests and that each party has met its respective obligations in respect of a clearing request and not to detect errors in the content of a clearing request or to prevent duplicate clearing requests. The Fund is responsible for losses resulting from clearing requests provided by it and for any errors made by or on behalf of the Fund, any errors resulting, directly or indirectly, from fraud or the duplication of any clearing request by or on behalf of the Fund, or any losses resulting from the malfunctioning of any devices used by the Fund or loss or compromise of credentials used by the Fund to deliver clearing requests. The Bitcoin Custodian may reject, refuse to settle or otherwise not complete any request to settle a bitcoin transaction through the Clearing Services for any reason necessary to comply with applicable laws and regulations or in connection with its fraud or other compliance controls and systems, and the Bitcoin Custodian shall have no liability whatsoever to the Fund, any transaction counterparty or any other party in connection with or arising out of the Bitcoin Custodian rejecting, refusing or otherwise not completing the settlement of a transaction through the Clearing Services. The Bitcoin Custodian will not settle transactions through the Clearing Services: (i) if either party to a Clearing Transaction has not fully funded its accounts held with the Bitcoin Custodian and used in connection with the Clearing Services (in the Fund’s case, the Clearing Account and Fiat Account), as applicable, with the required fiat currency amount or bitcoin amount, as applicable, prior to the agreed expiration time; (ii) if either party to a Clearing Transaction has not confirmed its acceptance of the clearing request to the Bitcoin Custodian prior to the agreed expiration time; (iii) if either party to a transaction is not a Gemini customer; or (iv) for any other reason as determined by the Bitcoin Custodian in its sole discretion to comply with applicable laws and regulation or in connection with the Bitcoin Custodian’s fraud or other compliance controls and systems. Although the Bitcoin Custodian has represented to the Sponsor that Clearing Transactions ordinarily settle automatically within minutes once the bitcoin and cash have been funded by both the Fund and the Liquidity Provider in their respective accounts at the Bitcoin Custodian used in connection with the Clearing Services (in the Fund’s case, the Clearing Account and Fiat Account), the Bitcoin Custodian is not required by the Clearing Agreement to settle the Clearing Transaction that quickly. These and the other limitations on the Bitcoin Custodian’s liability may allow it to avoid liability for potential losses, even if the Bitcoin Custodian directly caused such losses.

The Clearing Agreement provides that it is subject to Gemini’s User Agreement. Pursuant to Gemini’s User Agreement, Gemini agrees to take reasonable care and use commercially reasonable efforts in executing Gemini’s responsibilities to the Fund pursuant to the User Agreement, or such higher care where required by law or as specified by the User Agreement. Gemini uses commercially reasonable efforts to provide the Fund with a reliable and secure platform. From time to time, interruptions, errors or other deficiencies in service may occur due to a variety of factors, some of which are outside of Gemini's control. These factors can contribute to delays, errors in service, or system outages, creating difficulties in accessing the Fund’s account, withdrawing fiat currency or bitcoin, depositing fiat currency or bitcoin, and/or placing and/or canceling orders.

Under the User Agreement, Gemini is not liable for any delays, failure in performance or interruption of service which result directly or indirectly from any cause or condition, whether or not foreseeable, beyond Gemini’s reasonable control, including, but not limited to, any act of God, nuclear or natural disaster, epidemic, action or inaction of civil or military authorities, act of war, terrorism, sabotage, civil disturbance, strike or other labor dispute, accident, state of emergency or interruption, loss, or malfunction of equipment or utility, communications, computer (hardware or software), Internet or network provider services.

Except to the extent required by law, Gemini is not liable under the User Agreement, whether in contract or tort, for any punitive, special, indirect, consequential, incidental, or similar damages, including lost trading or other profits, diminution in asset value, or lost business opportunities (even if Gemini has been advised of the possibility thereof) in connection with the transactions subject to the User Agreement. Gemini’s total liability for breach of the User Agreement shall be limited by the value of any of the Fund’s allegedly lost fiat currency and digital assets in the custody of Gemini at the time of loss. Under the User Agreement, Gemini is not liable for delays or interruptions in service caused by automated or other compliance checks or for other reasonable delays or interruptions in service, by definition to include any delay or interruption shorter than one week, or delays or interruptions in service beyond the control of Gemini or its service providers. The limitation on liability under the User Agreement includes, but is not limited to any damage or interruptions caused by any computer viruses, spyware, scamware, trojan horses, worms, or other malware that may affect the Fund’s computer or other equipment, or any phishing, spoofing, domain typosquatting, or other attacks, failure of mechanical or electronic equipment or communication lines, telephone or other interconnect problems (e.g., you cannot access your internet service provider), unauthorized access, theft, operator errors, strikes or other labor problems, or any force majeure. Gemini does not guarantee continuous, uninterrupted, or secure access to Gemini. Gemini is not responsible for any failure or delay to act by any Gemini service provider, including Gemini’s banks, or any other participant that is within the time limits permitted by the User Agreement or prescribed by law, or that is caused by the Fund’s negligence.

Under the User Agreement, Gemini is not responsible for any “System Failure” (defined as a failure of any computer hardware or software used by Gemini, a Gemini service provider, or any telecommunications lines or devices used by Gemini or a Gemini service provider), or scheduled or unscheduled maintenance or downtime, which prevents Gemini from fulfilling its obligations under the User Agreement, provided that Gemini used commercially reasonable efforts to prevent or limit such System Failures, or downtime. Gemini cannot be held responsible for any other circumstances beyond Gemini’s reasonable control.

Trust Agreement

Under the Trust Agreement, the Trustee and the Sponsor will not be liable for any liability or expense incurred, including, without limitation, as a result of any loss of bitcoin by the Bitcoin Custodian, absent gross negligence or bad faith on the part of the Trustee or the Sponsor or breach by the Sponsor of the Trust Agreement, as the case may be. As a result, the recourse of the Fund or the Shareholders to the Trustee or the Sponsor, including in the event of a loss of bitcoin by the Bitcoin Custodian, is limited.

The Shareholders’ recourse against the Sponsor, the Trustee, and the Fund’s other service providers for the services they provide to the Fund, including, without limitation, those relating to the holding of bitcoin or the provision of instructions relating to the movement of bitcoin, is limited. For the avoidance of doubt, neither the Sponsor, the Trustee, nor any of their affiliates, nor any other party has guaranteed the assets or liabilities, or otherwise assumed the liabilities, of the Fund, or the obligations or liabilities of any service provider to the Fund, including, without limitation, the Bitcoin Custodian. Consequently, a loss may be suffered with respect to the Fund’s bitcoin that is not covered by the Bitcoin Custodian’s insurance and for which no person is liable in damages. As a result, the recourse of the Fund or the Shareholders, under applicable law, is limited.

The Fund’s transactions with BitGo Prime are executed on a principal basis, and the prices the Fund receives may be less favorable than prices available in other markets.

When the Fund purchases or sells bitcoin through BitGo Prime, BitGo Prime acts as principal — meaning that BitGo Prime is itself the counterparty to the Fund’s transaction, rather than acting as the Fund’s agent in seeking to obtain the best available price from third parties. BitGo Prime may, and is expected to, enter into Riskless Principal Transactions in which BitGo Prime contemporaneously executes an offsetting transaction with one or more third parties. BitGo Prime is not obligated under the BitGo Prime Master Purchase Agreement to identify the ultimate source of liquidity for any such transaction or to price its transaction with the Fund at the same price as the offsetting Riskless Principal Transaction. As a result, BitGo Prime may earn a markup or spread on each transaction with the Fund, and the price at which the Fund transacts with BitGo Prime may be less favorable to the Fund than the price at which the Fund could have executed an equivalent transaction with a different counterparty or in another market at the same time. The Sponsor, in selecting among approved Bitcoin Trading Counterparties for any given transaction, will typically seek to buy or sell bitcoin at a price as close to the Bitcoin Price as practical, but there can be no assurance that the prices the Fund receives from BitGo Prime will be the best available prices.

The Fund depends on BitGo Prime’s trading system to execute and settle transactions with BitGo Prime, and a failure of that system could result in losses to the Fund.

Transactions with BitGo Prime are generally executed through BitGo Prime’s proprietary electronic trading system. Under the BitGo Prime Master Purchase Agreement, the trading system is provided on an “as is” basis, and BitGo Prime makes commercially reasonable efforts but does not guarantee its functionality, availability, or accuracy. In the event of a system failure, errors in pricing, controls, or design of the trading system, or interruption or delay in service, the Fund may be unable to enter, execute, modify, or cancel orders or trade requests, or may receive untimely acceptance, rejection, or execution reports. BitGo Prime’s liability to the Fund for any such damage, expense, or loss is generally disclaimed under the BitGo Prime Master Purchase Agreement, except to the extent caused by BitGo Prime’s negligence, willful misconduct, or fraud. BitGo Prime may also suspend or terminate the Fund’s access to all or any part of its trading services at any time, with or without cause or prior notice. Any of the foregoing could adversely affect the Fund’s ability to acquire or dispose of bitcoin on a timely basis or at favorable prices, which could adversely affect the value of the Shares.

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

From June 9, 2010 (the commencement of operations) through June 30, 2026, 66,475,000 Shares of the Fund were sold at an aggregate offering price of $1,413,139,552. The Fund paid fees to the Marketing Agent for its services to the Fund from June 9, 2010 (the commencement of operations) through June 30, 2026 in an amount equal to $1,311,389, resulting in net offering proceeds of $1,411,828,163. The offering proceeds were invested in corn futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Teucrium Soybean Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-167590	10,000,000	June 13, 2011
2	333-196210	-	June 30, 2014
3	333-217247	-	May 1, 2017
4	333-223940	5,000,000	April 30, 2018
5	333-241569	15,000,000	August 24, 2020
6	333-263448	Indeterminate Number of Shares	April 7, 2022

From September 19, 2011 (the commencement of the offering) through June 30, 2026, 20,500,000 Shares of the Fund were sold at an aggregate offering price of $397,664,497. The Fund paid fees to the Marketing Agent for its services to the Fund through June 30, 2026 in an amount equal to $306,302, resulting in net offering proceeds of $397,358,195. The offering proceeds were invested in soybean futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Teucrium Sugar Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-167585	10,000,000	June 13, 2011
2	333-196211	-	June 30, 2014
3	333-217248	-	May 1, 2017
4	333-223941	5,000,000	April 30, 2018
5	333-248545	15,000,000	October 2, 2020
6	333-263438	Indeterminate Number of Shares	April 7, 2022

From September 19, 2011 (the commencement of the offering) through June 30, 2026, 26,550,000 Shares of the Fund were sold at an aggregate offering price of $263,984,677. The Fund paid fees to the Marketing Agent for its services to the Fund through June 30, 2026 in an amount equal to $135,871, resulting in net offering proceeds of $263,848,805. The offering proceeds were invested in sugar futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Teucrium Wheat Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-167591	10,000,000	June 13, 2011
2	333-196209	-	June 30, 2014
3	333-212481	25,050,000	July 15, 2016
4	333-230623	30,000,000	April 29, 2019
5	333-263293	Indeterminate Number of Shares	March 9, 2022

From September 19, 2011 (the commencement of the offering) through June 30, 2026, 152,800,000 Shares of the Fund were sold at an aggregate offering price of $1,527,515,325. The Fund paid fees to the Marketing Agent for its services to the Fund through June 30, 2026 in an amount equal to $744,826, resulting in net offering proceeds of $1,526,770,499. The offering proceeds were invested in wheat futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Teucrium Agricultural Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-173691	5,000,000	February 10, 2012
2	333-201953	-	April 30, 2015
3	333-223943	-	April 30, 2018
4	333-254650	-	April 30, 2021
5	333-263450	Indeterminate Number of Shares	April 7, 2022

From March 28, 2012 (the commencement of the offering) through June 30, 2026, 3,425,000 Shares of the Fund were sold at an aggregate offering price of $105,774,515. The Fund paid fees to the Marketing Agent for its services to the Fund through June 30, 2026 in an amount equal to $44,872, resulting in net offering proceeds of $105,729,643. The offering proceeds were invested in Shares of the Underlying Funds and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Issuer Purchases of CORN Shares:
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2026	4,050,000	$ 17.92	N/A	N/A
May 1 to May 31, 2026	2,250,000	$ 18.50	N/A	N/A
June 1 to June 30, 2026	3,775,000	$ 17.06	N/A	N/A
Total	10,075,000	$ 17.73

January 1 to June 30, 2026	10,125,000	$ 17.73	N/A	N/A

Issuer Purchases of CANE Shares:
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2026	3,100,000	$ 9.36	N/A	N/A
May 1 to May 31, 2026	325,000	$ 9.80	N/A	N/A
June 1 to June 30, 2026	1,675,000	$ 9.62	N/A	N/A
Total	5,100,000	$ 9.48

January 1 to June 30, 2026	5,175,000	$ 9.48	N/A	N/A

Issuer Purchases of WEAT Shares:
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2026	1,975,000	$ 22.37	N/A	N/A
May 1 to May 31, 2026	175,000	$ 24.13	N/A	N/A
June 1 to June 30, 2026	1,875,000	$ 22.53	N/A	N/A
Total	4,025,000	$ 22.52

January 1 to June 30, 2026	4,075,000	$ 22.49	N/A	N/A

Issuer Purchases of SOYB Shares:
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2026	50,000	$ 24.45	N/A	N/A
May 1 to May 31, 2026	200,000	$ 25.10	N/A	N/A
June 1 to June 30, 2026	675,000	$ 24.14	N/A	N/A
Total	925,000	$ 24.37

January 1 to June 30, 2026	975,000	$ 24.24	N/A	N/A

Issuer Purchases of TAGS Shares:
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2026	462,500	$ 24.12	N/A	N/A
May 1 to May 31, 2026	-	$ -	N/A	N/A
June 1 to June 30, 2026	175,000	$ 23.92	N/A	N/A
Total	637,500	$ 24.06

January 1 to June 30, 2026	650,000	$ 24.04	N/A	N/A

Issuer Purchases of BTCK Shares:
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2026	-	$ -	N/A	N/A
May 1 to May 31, 2026	-	$ -	N/A	N/A
June 1 to June 30, 2026	4	$ 25.00	N/A	N/A
Total	4	$ 25.00

January 1 to June 30, 2026	4	$ 25.00	N/A	N/A

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

Date: August 14, 2026

Teucrium Commodity Trust (Registrant)

By:	Teucrium Trading, LLC
its Sponsor

By:	/s/ Sal Gilbertie
Name:	Sal Gilbertie
Chief Executive Officer

Date: August 14, 2026