Form 10-Q
period 2026-09-30
Teucrium Commodity Trust
filed 2026-11-09
CIK 1471824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2026.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Total Number of Outstanding Shares as of November 6, 2026
Teucrium Corn Fund	6,125,000
Teucrium Sugar Fund	4,600,000
Teucrium Soybean Fund	1,500,000
Teucrium Wheat Fund	10,004,970
Teucrium Agricultural Fund	675,000
7RCC Spot Bitcoin and Carbon Credit Futures ETF	70,000

TEUCRIUM COMMODITY TRUST

2

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

3

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2026	December 31, 2025*
	(Unaudited)
Assets
Cash and cash equivalents	$498,169,360	$205,272,839
Interest receivable	484,511	186,896
Other assets	17,968	-
Equity in trading accounts:
Commodity futures contracts	8,867,222	50,255
Due from broker	19,772,017	20,425,626
Investments in bitcoin, at fair value (cost: $1,263,717 and $0 at September 30, 2026 and December 31, 2025, respectively)	1,650,784	-
Total equity in trading accounts	30,290,023	20,475,881
Total assets	$528,961,862	$225,935,616

Liabilities
Management fee payable to Sponsor	$479,148	$196,887
Other liabilities	688,997	234,056
Current taxes payable	1,481	-
Deferred tax liability	107,275	-
Payable for shares redeemed	3,920,065	1,094,240
Equity in trading accounts:
Commodity futures contracts	10,817,932	10,821,457
Due to broker	1,716,178	-
Total equity in trading accounts	12,534,110	10,821,457
Total liabilities	$17,731,076	$12,346,640

Net Assets	$511,230,786	$213,588,976

*The 7RCC Spot Bitcoin and Carbon Credit Futures ETF ("BTCK"), was organized as a series of the Teucrium Commodity Trust on September 17, 2025, and issued four shares at a price of $25.00 per share on December 10, 2025. BTCK had not commenced operations as of December 31, 2025.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED SCHEDULE OF INVESTMENTS

September 30, 2026

(Unaudited)

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
U.S. Bank Deposit Account	3.700%	$81,228,007	$81,228,007	15.89%	81,228,007
Goldman Sachs Financial Square Government Fund - Institutional Class	3.799%	188,245,858	188,245,858	36.82	188,245,858
Total money market funds		$269,473,865	$269,473,865	52.71%

	Maturity				Percentage of	Principal
	Date	Yield	Cost	Fair Value	Net Assets	Amount
Commercial Paper
AstraZeneca PLC	November 2, 2026	3.633%	$4,955,000	$4,984,000	0.97%	5,000,000
Bayer Corporation	October 20, 2026	3.824%	4,981,480	4,989,946	0.98	5,000,000
Bayer Corporation	November 9, 2026	3.828%	2,977,833	2,987,650	0.58	3,000,000
Bayer Corporation	November 10, 2026	3.907%	4,952,162	4,978,500	0.97	5,000,000
Bayer Corporation	December 10, 2026	4.046%	4,955,444	4,961,014	0.97	5,000,000
Bell Canada, Inc.	October 14, 2026	3.713%	4,983,042	4,993,320	0.98	5,000,000
Brookfield Infrastructure Holdings (Canada) Inc.	November 5, 2026	3.841%	4,959,254	4,981,480	0.97	5,000,000
Brookfield Infrastructure Holdings (Canada) Inc.	November 12, 2026	3.841%	9,918,508	9,955,550	1.95	10,000,000
Brookfield Infrastructure Holdings (Canada) Inc.	November 25, 2026	3.970%	4,962,242	4,969,903	0.97	5,000,000
Emerson Electric Co.	November 23, 2026	3.639%	7,439,833	7,460,139	1.46	7,500,000
Emerson Electric Co.	December 15, 2026	3.872%	3,966,720	3,968,000	0.78	4,000,000
Enbridge (U.S.) Inc.	November 17, 2026	3.727%	2,482,014	2,487,924	0.49	2,500,000
Enbridge Inc.	October 2, 2026	3.722%	7,475,268	7,499,226	1.47	7,500,000
Enbridge Inc.	October 29, 2026	3.935%	9,962,977	9,969,511	1.95	10,000,000
General Motors Financial Company, Inc.	October 7, 2026	3.827%	3,474,878	3,497,783	0.68	3,500,000
General Motors Financial Company, Inc.	October 16, 2026	3.829%	4,962,528	4,992,084	0.98	5,000,000
General Motors Financial Company, Inc.	October 26, 2026	3.744%	4,967,966	4,987,084	0.98	5,000,000
General Motors Financial Company, Inc.	November 3, 2026	3.755%	6,457,571	6,477,775	1.27	6,500,000
Glencore Funding LLC	October 16, 2026	3.719%	4,974,306	4,992,292	0.98	5,000,000
Glencore Funding LLC	December 10, 2026	4.032%	2,480,000	2,480,555	0.49	2,500,000
Glencore Funding LLC	December 21, 2026	4.050%	7,426,483	7,432,332	1.45	7,500,000
Harley-Davidson Financial Services, Inc.	October 1, 2026	4.190%	2,476,080	2,500,000	0.49	2,500,000
Harley-Davidson Financial Services, Inc.	October 22, 2026	4.846%	2,476,333	2,493,000	0.49	2,500,000
Jabil Inc.	October 14, 2026	3.816%	9,957,777	9,986,277	1.95	10,000,000
Keurig Dr Pepper Inc.	October 19, 2026	3.915%	4,981,042	4,990,250	0.98	5,000,000
Mondelez International, Inc.	November 3, 2026	3.672%	9,939,168	9,966,540	1.95	10,000,000
Mondelez International, Inc.	November 5, 2026	3.721%	9,942,444	9,964,028	1.95	10,000,000
TELUS Corporation	October 13, 2026	3.845%	5,205,089	5,232,329	1.02	5,239,000
TELUS Corporation	November 27, 2026	4.142%	9,933,711	9,934,853	1.94	10,000,000
The Campbell's Company	October 22, 2026	3.841%	9,919,567	9,977,776	1.95	10,000,000
The Campbell's Company	October 30, 2026	3.933%	4,957,750	4,984,292	0.97	5,000,000
The Sherwin-Williams Company	October 29, 2026	3.863%	7,823,975	7,826,494	1.53	7,850,000
The Sherwin-Williams Company	November 10, 2026	3.823%	4,970,444	4,978,888	0.97	5,000,000
Total Commercial Paper			$196,298,889	$196,880,795	38.51%
Total Cash Equivalents				$466,354,660	91.22%

Digital Assets
Bitcoin	$1,263,717	$1,650,784	0.32%	19.72

	Number of		Percentage of	Notional Amount
	Contracts	Fair Value/Unrealized Appreciation	Net Assets	(Long Exposure)
Commodity futures contracts
United States corn futures contracts
CBOT corn futures MAR27	1,766	$2,030,542	0.40%	$45,518,650
CBOT corn futures DEC27	1,765	787,129	0.15	45,647,313

United States soybean futures contracts
CBOT soybean futures JAN27	242	925,947	0.18	15,841,925
CBOT soybean futures NOV27	253	1,437,140	0.28	15,939,000

United States sugar futures contracts
ICE sugar futures MAY27	905	1,633,225	0.32	18,285,344
ICE sugar futures MAR28	899	1,091,340	0.21	18,345,354

United States wheat futures contracts
CBOT wheat futures MAR27	2,849	934,748	0.18	98,397,338

ICE European Carbon Allowances futures contracts
ICE European Carbon Allowances futures DEC26	4	27,151	0.01	386,597
Total commodity futures contracts		$8,867,222	1.73%	$258,361,521

	Number of		Percentage of	Notional Amount
Description: Liabilities	Contracts	Fair Value/Unrealized Depreciation	Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT corn futures MAY27	1,492	$2,195,651	0.43%	$39,034,450

United States soybean futures contracts
CBOT soybean futures MAR27	206	3,445	0.00	13,580,550

United States sugar futures contracts
ICE sugar futures JUL27	787	188,593	0.04	15,663,189

United States wheat futures contracts
CBOT wheat futures MAY27	2,415	6,055,608	1.18	84,374,063
CBOT wheat futures DEC27	2,749	2,374,635	0.46	98,551,650
Total commodity futures contracts		$10,817,932	2.11%	$251,203,902

			Percentage of
Exchange-traded funds*	Cost	Fair Value	Net Assets	Shares
Teucrium Corn Fund	$5,061,262	$5,241,027	1.03%	275,264
Teucrium Soybean Fund	4,812,469	5,406,155	1.06	196,516
Teucrium Sugar Fund	4,785,684	5,395,421	1.06	479,167
Teucrium Wheat Fund	5,064,858	5,295,670	1.04	215,534
Total exchange-traded funds	$19,724,273	$21,338,273	4.19%

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

**The 7RCC Spot Bitcoin and Carbon Credit Futures ETF ("BTCK"), was organized as a series of the Teucrium Commodity Trust on September 17, 2025, and issued four shares at a price of $25.00 per share on December 10, 2025. BTCK had not commenced operations as of December 31, 2025.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026*	September 30, 2025
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$22,960,345	$(19,525,575)	$32,804,645	$(30,908,897)
Net change in unrealized appreciation (depreciation) on commodity futures contracts	44,762,888	8,181,706	8,820,492	6,916,245
Realized gain (loss) on foreign currency	184	-	(1)	-
Realized gain (loss) on Bitcoin	50,236	-	50,236	-
Net change in unrealized appreciation (depreciation) on Bitcoin	426,461	-	387,067	-
Interest income	5,367,406	2,181,520	13,931,246	6,758,274
Total income (loss)	73,567,520	(9,162,349)	55,993,685	(17,234,378)

Expenses
Management fees	1,492,295	514,449	3,888,401	1,577,221
Professional fees	128,365	339,902	1,126,226	934,894
Distribution and marketing fees	966,018	713,768	3,189,283	2,564,332
Custodian fees and expenses	116,350	62,716	355,716	265,506
Business permits and licenses fees	26,080	35,963	134,445	148,124
General and administrative expenses	46,391	58,794	194,000	229,028
Other expenses	-	3,436	8	11,561
Total expenses	2,775,499	1,729,028	8,888,079	5,730,666

Expenses waived by the Sponsor	(63,319)	(41,226)	(176,149)	(151,343)

Total expenses, net	2,712,180	1,687,802	8,711,930	5,579,323

Net income (loss) before taxes	70,855,340	(10,850,151)	47,281,755	(22,813,701)

Income tax expense/(benefit)	125,678	-	128,256	-

Net income (loss) after taxes	$70,729,662	$(10,850,151)	$47,153,499	$(22,813,701)

*The 7RCC Spot Bitcoin and Carbon Credit Futures ETF ("BTCK"), was organized as a series of the Teucrium Commodity Trust on September 17, 2025, and issued four shares at a price of $25.00 per share on December 10, 2025. BTCK had not commenced operations as of December 31, 2025.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026*	September 30, 2025
Operations
Net income (loss)	$70,729,662	$(10,850,151)	$47,153,499	$(22,813,701)
Capital transactions
Issuance of Shares	122,664,452	36,249,995	866,774,617	62,176,745
Redemption of Shares	(243,576,687)	(13,399,753)	(603,006,666)	(54,307,628)
Net change in the cost of the Underlying Funds	(699,201)	590,957	(13,279,640)	1,838,682
Total capital transactions	(121,611,436)	23,441,199	250,488,311	9,707,799

Net change in net assets	$(50,881,774)	$12,591,048	$297,641,810	$(13,105,902)

Net assets, beginning of period	$562,112,560	$198,950,468	$213,588,976	$224,647,418

Net assets, end of period	$511,230,786	$211,541,516	$511,230,786	$211,541,516

*The 7RCC Spot Bitcoin and Carbon Credit Futures ETF ("BTCK"), was organized as a series of the Teucrium Commodity Trust on September 17, 2025, and issued four shares at a price of $25.00 per share on December 10, 2025. BTCK had not commenced operations as of December 31, 2025.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Cash and cash equivalents	$128,874,165	$45,091,481
Interest receivable	50,429	59,310
Other assets	14,194	-
Equity in trading accounts:
Commodity futures contracts	2,817,671	50,255
Due from broker	872,693	2,065,122
Total equity in trading accounts	3,690,364	2,115,377
Total assets	132,629,152	47,266,168

Liabilities
Management fee payable to Sponsor	124,443	41,974
Other liabilities	110,933	64,005
Equity in trading accounts:
Commodity futures contracts	2,195,651	170,785
Total equity in trading accounts	2,195,651	170,785
Total liabilities	2,431,027	276,764

Net assets	$130,198,125	$46,989,404

Shares outstanding	6,850,000	2,650,000

Net asset value per share	$19.01	$17.73

Market value per share	$19.04	$17.73

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

SCHEDULE OF INVESTMENTS

September 30, 2026

(Unaudited)

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
U.S. Bank Deposit Account	3.700%	$4,660,824	$4,660,824	3.58%	4,660,824
Goldman Sachs Financial Square Government Fund - Institutional Class	3.799%	50,096,255	50,096,255	38.48	50,096,255
Total money market funds		$54,757,079	$54,757,079	42.06%

	Maturity				Percentage of	Principal
	Date	Yield	Cost	Fair Value	Net Assets	Amount
Commercial Paper
AstraZeneca PLC	November 2, 2026	3.633%	$2,477,500	$2,492,000	1.91%	2,500,000
Bayer Corporation	November 9, 2026	3.828%	2,977,833	2,987,650	2.29	3,000,000
Bayer Corporation	December 10, 2026	4.046%	2,477,722	2,480,507	1.91	2,500,000
Bell Canada, Inc.	October 14, 2026	3.713%	2,491,521	2,496,660	1.92	2,500,000
Brookfield Infrastructure Holdings (Canada) Inc.	November 5, 2026	3.841%	2,479,627	2,490,740	1.91	2,500,000
Brookfield Infrastructure Holdings (Canada) Inc.	November 12, 2026	3.841%	4,959,254	4,977,775	3.82	5,000,000
Brookfield Infrastructure Holdings (Canada) Inc.	November 25, 2026	3.970%	4,962,242	4,969,903	3.82	5,000,000
Emerson Electric Co.	December 15, 2026	3.872%	1,983,360	1,984,000	1.52	2,000,000
Enbridge Inc.	October 29, 2026	3.935%	2,490,744	2,492,378	1.91	2,500,000
General Motors Financial Company, Inc.	October 16, 2026	3.829%	2,481,264	2,496,042	1.92	2,500,000
General Motors Financial Company, Inc.	October 26, 2026	3.744%	2,483,983	2,493,542	1.92	2,500,000
General Motors Financial Company, Inc.	November 3, 2026	3.755%	2,483,681	2,491,452	1.91	2,500,000
Glencore Funding LLC	October 16, 2026	3.719%	2,487,153	2,496,146	1.92	2,500,000
Glencore Funding LLC	December 21, 2026	4.050%	2,475,494	2,477,444	1.90	2,500,000
Harley-Davidson Financial Services, Inc.	October 22, 2026	4.846%	2,476,333	2,493,000	1.91	2,500,000
Jabil Inc.	October 14, 2026	3.816%	2,489,444	2,496,569	1.92	2,500,000
Mondelez International, Inc.	November 3, 2026	3.672%	2,484,792	2,491,635	1.91	2,500,000
TELUS Corporation	October 13, 2026	3.845%	2,721,271	2,735,512	2.10	2,739,000
TELUS Corporation	November 27, 2026	4.142%	2,483,428	2,483,713	1.91	2,500,000
The Campbell's Company	October 22, 2026	3.841%	4,959,783	4,988,888	3.83	5,000,000
The Campbell's Company	October 30, 2026	3.933%	2,478,875	2,492,146	1.91	2,500,000
The Sherwin-Williams Company	November 10, 2026	3.823%	2,485,222	2,489,444	1.91	2,500,000
Total Commercial Paper			$62,290,526	$62,497,146	47.98%
Total Cash Equivalents				$117,254,225	90.04%

	Number of		Percentage of	Notional Amount
	Contracts	Fair Value	Net Assets	(Long Exposure)
Commodity futures contracts
United States corn futures contracts
CBOT corn futures MAR27	1,766	$2,030,542	1.56%	$45,518,650
CBOT corn futures DEC27	1,765	787,129	0.60	45,647,313
Total commodity futures contracts		$2,817,671	2.16%	$91,165,963

	Number of		Percentage of	Notional Amount
Description: Liabilities	Contracts	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT corn futures MAY27	1,492	$2,195,651	1.69%	$39,034,450

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

TEUCRIUM CORN FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$1,547,033	$(3,257,343)	$(3,855,448)	$(3,439,291)
Net change in unrealized appreciation (depreciation) on commodity futures contracts	21,298,491	2,683,385	742,550	(72,210)
Interest income	1,524,337	495,376	4,381,241	1,693,174
Total income (loss)	24,369,861	(78,582)	1,268,343	(1,818,327)

Expenses
Management fees	417,488	116,102	1,211,690	394,123
Professional fees	23,001	79,163	298,343	228,980
Distribution and marketing fees	221,189	167,584	821,157	659,629
Custodian fees and expenses	26,326	13,932	88,669	68,905
Business permits and licenses fees	9,442	8,443	32,409	32,226
General and administrative expenses	10,991	13,871	52,076	58,791
Other expenses	-	757	-	1,995
Total expenses	708,437	399,852	2,504,344	1,444,649

Total expenses, net	708,437	399,852	2,504,344	1,444,649

Net income (loss)	$23,661,424	$(478,434)	$(1,236,001)	$(3,262,976)

Net increase (decrease) in net asset value per share	$2.27	$(0.24)	$1.28	$(1.31)
Net income (loss) per weighted average share	$2.65	$(0.18)	$(0.14)	$(1.15)
Weighted average shares outstanding	8,936,957	2,639,134	8,909,066	2,841,945

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Operations
Net income (loss)	$23,661,424	$(478,434)	$(1,236,001)	$(3,262,976)
Capital transactions
Issuance of Shares	15,395,557	5,102,790	346,031,707	9,008,910
Redemption of Shares	(82,108,515)	(864,351)	(261,586,985)	(22,034,173)
Total capital transactions	(66,712,958)	4,238,439	84,444,722	(13,025,263)
Net change in net assets	(43,051,534)	3,760,005	83,208,721	(16,288,239)

Net assets, beginning of period	$173,249,659	$44,675,994	$46,989,404	$64,724,238

Net assets, end of period	$130,198,125	$48,435,999	$130,198,125	$48,435,999

Net asset value per share at beginning of period	$16.74	$17.69	$17.73	$18.76

Net asset value per share at end of period	$19.01	$17.45	$19.01	$17.45

Creation of Shares	850,000	300,000	18,675,000	500,000
Redemption of Shares	4,350,000	50,000	14,475,000	1,175,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Cash and cash equivalents	$44,075,587	$39,018,369
Interest receivable	28,021	45,367
Equity in trading accounts:
Commodity futures contracts	2,363,087	-
Due from broker	-	3,155,013
Total equity in trading accounts	2,363,087	3,155,013
Total assets	46,466,695	42,218,749

Liabilities
Payable for shares redeemed	-	1,094,240
Management fee payable to Sponsor	38,616	43,174
Other liabilities	121,790	50,703
Equity in trading accounts:
Commodity futures contracts	3,445	2,185,227
Due to broker	914,645	-
Total equity in trading accounts	918,090	2,185,227
Total liabilities	1,078,496	3,373,344

Net assets	$45,388,199	$38,845,405

Shares outstanding	1,650,000	1,775,000

Net asset value per share	$27.51	$21.88

Market value per share	$27.51	$21.86

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

SCHEDULE OF INVESTMENTS

September 30, 2026

(Unaudited)

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
U.S. Bank Deposit Account	3.700%	$4,605,773	$4,605,773	10.15%	4,605,773
Goldman Sachs Financial Square Government Fund - Institutional Class	3.799%	20,905,647	20,905,647	46.06	20,905,647
Total money market funds		$25,511,420	$25,511,420	56.21%

	Maturity				Percentage of	Principal
	Date	Yield	Cost	Fair Value	Net Assets	Amount
Commercial Paper
Enbridge Inc.	October 2, 2026	3.722%	$2,491,756	$2,499,742	5.51%	2,500,000
Mondelez International, Inc.	November 3, 2026	3.672%	2,484,792	2,491,635	5.49	2,500,000
Mondelez International, Inc.	November 5, 2026	3.721%	2,485,611	2,491,007	5.49	2,500,000
The Campbell's Company	October 22, 2026	3.841%	2,479,892	2,494,444	5.50	2,500,000
The Sherwin-Williams Company	October 29, 2026	3.863%	2,491,712	2,492,514	5.49	2,500,000
Total Commercial Paper			$12,433,763	$12,469,342	27.48%
Total Cash Equivalents				$37,980,762	83.69%

	Number of		Percentage of	Notional Amount
	Contracts	Fair Value	Net Assets	(Long Exposure)
Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures JAN27	242	$925,947	2.04%	$15,841,925
CBOT soybean futures NOV27	253	1,437,140	3.17	15,939,000
Total commodity futures contracts		$2,363,087	5.21%	$31,780,925

	Number of		Percentage of	Notional Amount
Description: Liabilities	Contracts	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures MAR27	206	$3,445	0.01%	$13,580,550

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

TEUCRIUM SOYBEAN FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$2,987,982	$(677,452)	$5,448,048	$(1,086,717)
Net change in unrealized appreciation (depreciation) on commodity futures contracts	3,061,415	142,761	4,544,869	844,533
Interest income	486,128	284,459	1,409,078	841,602
Total income (loss)	6,535,525	(250,232)	11,401,995	599,418

Expenses
Management fees	134,645	66,491	391,125	195,288
Professional fees	17,041	40,547	151,140	118,349
Distribution and marketing fees	122,119	91,430	382,248	343,664
Custodian fees and expenses	13,677	6,649	43,537	33,342
Business permits and licenses fees	3,499	9,760	20,934	24,293
General and administrative expenses	6,732	10,200	25,257	34,692
Other expenses	-	435	-	1,069
Total expenses	297,713	225,512	1,014,241	750,697

Total expenses, net	297,713	225,512	1,014,241	750,697

Net income (loss)	$6,237,812	$(475,744)	$10,387,754	$(151,279)

Net increase (decrease) in net asset value per share	$3.11	$(0.27)	$5.63	$0.03
Net income (loss) per weighted average share	$3.05	$(0.39)	$4.91	$(0.13)
Weighted average shares outstanding	2,043,207	1,206,797	2,115,293	1,198,081

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Operations
Net income (loss)	$6,237,812	$(475,744)	$10,387,754	$(151,279)
Capital transactions
Issuance of Shares	14,700,885	9,314,250	43,532,808	12,567,647
Redemption of Shares	(23,741,938)	(3,257,983)	(47,377,768)	(5,394,740)
Total capital transactions	(9,041,053)	6,056,267	(3,844,960)	7,172,907
Net change in net assets	(2,803,241)	5,580,523	6,542,794	7,021,628

Net assets, beginning of period	$48,191,440	$26,664,148	$38,845,405	$25,223,043

Net assets, end of period	$45,388,199	$32,244,671	$45,388,199	$32,244,671

Net asset value per share at beginning of period	$24.40	$21.77	$21.88	$21.47

Net asset value per share at end of period	$27.51	$21.50	$27.51	$21.50

Creation of Shares	575,000	425,000	1,750,000	575,000
Redemption of Shares	900,000	150,000	1,875,000	250,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Cash and cash equivalents	$51,398,485	$14,057,467
Interest receivable	91,639	24,116
Other assets	1,433	-
Equity in trading accounts:
Commodity futures contracts	2,724,565	-
Due from broker	-	1,809,178
Total equity in trading accounts	2,724,565	1,809,178
Total assets	$54,216,122	15,890,761

Liabilities
Payable for shares redeemed	843,428	-
Management fee payable to Sponsor	51,173	12,645
Other liabilities	39,427	40,508
Equity in trading accounts:
Commodity futures contracts	188,593	1,150,617
Due to broker	801,533	-
Total equity in trading accounts	990,126	1,150,617
Total liabilities	$1,924,154	1,203,770

Net assets	$52,291,968	$14,686,991

Shares outstanding	4,650,000	1,500,000

Net asset value per share	$11.25	$9.79

Market value per share	$11.26	$9.76

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

SCHEDULE OF INVESTMENTS

September 30, 2026

(Unaudited)

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
U.S. Bank Deposit Account	3.700%	$18,976,227	$18,976,227	36.29%	18,976,227
Goldman Sachs Financial Square Government Fund - Institutional Class	3.799%	9,574,352	9,574,352	18.31	9,574,352
Total Money Market Funds		$28,550,579	$28,550,579	54.60%

	Maturity				Percentage of	Principal
	Date	Yield	Cost	Fair Value	Net Assets	Amount
Commercial Paper
Bayer Corporation	October 20, 2026	3.824%	$2,490,740	$2,494,973	4.77%	2,500,000
Emerson Electric Co.	November 23, 2026	3.639%	2,479,944	2,486,713	4.76	2,500,000
Enbridge Inc.	October 2, 2026	3.722%	2,491,756	2,499,742	4.78	2,500,000
Jabil Inc.	October 14, 2026	3.816%	2,489,444	2,496,569	4.77	2,500,000
Mondelez International, Inc.	November 3, 2026	3.672%	2,484,792	2,491,635	4.76	2,500,000
Mondelez International, Inc.	November 5, 2026	3.721%	2,485,611	2,491,007	4.76	2,500,000
TELUS Corporation	October 13, 2026	3.845%	2,483,818	2,496,817	4.77	2,500,000
The Sherwin-Williams Company	October 29, 2026	3.863%	2,840,551	2,841,466	5.43	2,850,000
Total Commercial Paper			$20,246,656	$20,298,922	38.80%
Total Cash Equivalents				$48,849,501	93.40%

	Number of		Percentage of	Notional Amount
	Contracts	Fair Value	Net Assets	(Long Exposure)
Commodity futures contracts
United States sugar futures contracts
ICE sugar futures MAY27	905	$1,633,225	3.12%	$18,285,344
ICE sugar futures MAR28	899	1,091,340	2.09	18,345,354
Total commodity futures contracts		$2,724,565	5.21%	$36,630,698

	Number of		Percentage of	Notional Amount
Description: Liabilities	Contracts	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States sugar futures contracts
ICE sugar futures JUL27	787	$188,593	0.36%	$15,663,189

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

TEUCRIUM SUGAR FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$3,376,978	$(516,433)	$(2,718,781)	$(1,768,155)
Net change in unrealized appreciation (depreciation) on commodity futures contracts	3,213,987	113,785	3,686,589	1,203,504
Interest income	568,415	135,079	1,387,720	379,839
Total income (loss)	7,159,380	(267,569)	2,355,528	(184,812)

Expenses
Management fees	159,216	32,065	388,872	89,380
Professional fees	6,188	26,824	89,891	74,797
Distribution and marketing fees	79,608	57,053	245,051	180,402
Custodian fees and expenses	9,908	5,771	30,060	20,301
Business permits and licenses fees	3,094	9,940	19,612	19,449
General and administrative expenses	3,184	5,318	15,497	17,482
Other expenses	-	216	-	476
Total expenses	261,198	137,187	788,983	402,287

Total expenses, net	261,198	137,187	788,983	402,287

Net income (loss)	$6,898,182	$(404,756)	$1,566,545	$(587,099)

Net increase (decrease) in net asset value per share	$1.46	$(0.33)	$1.46	$(0.82)
Net income (loss) per weighted average share	$1.15	$(0.34)	$0.30	$(0.56)
Weighted average shares outstanding	6,006,250	1,177,450	5,185,348	1,053,942

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Operations
Net income (loss)	$6,898,182	$(404,756)	$1,566,545	$(587,099)
Capital transactions
Issuance of Shares	17,740,027	4,617,080	130,142,182	10,071,345
Redemption of Shares	(45,066,122)	(1,082,488)	(94,103,750)	(8,525,810)
Total capital transactions	(27,326,095)	3,534,592	36,038,432	1,545,535
Net change in net assets	(20,427,913)	3,129,836	37,604,977	958,436

Net assets, beginning of period	$72,719,881	$10,375,577	$14,686,991	$12,546,977

Net assets, end of period	$52,291,968	$13,505,413	$52,291,968	$13,505,413

Net asset value per share at beginning of period	$9.79	$10.92	$9.79	$11.41

Net asset value per share at end of period	$11.25	$10.59	$11.25	$10.59

Creation of Shares	1,625,000	425,000	12,725,000	900,000
Redemption of Shares	4,400,000	100,000	9,575,000	725,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2026	December 31, 2025*
	(Unaudited)
Assets
Cash and cash equivalents	$273,356,415	$107,092,260
Interest receivable	313,225	58,047
Other assets	2,341	-
Equity in trading accounts:
Commodity futures contracts	934,748	-
Due from broker	18,891,422	13,396,313
Total equity in trading accounts	19,826,170	13,396,313
Total assets	293,498,151	120,546,620

Liabilities
Payable for shares redeemed	3,076,637	-
Management fee payable to Sponsor	263,987	99,094
Other liabilities	400,628	75,264
Equity in trading accounts:
Commodity futures contracts	8,430,243	7,314,828
Total equity in trading accounts	8,430,243	7,314,828
Total liabilities	12,171,495	7,489,186

Net assets	$281,326,656	$113,057,434

Shares outstanding	11,429,970	5,654,970

Net asset value per share	$24.61	$19.99

Market value per share	$24.57	$19.97

*During the year ended December 31, 2025, the Fund effected the following reverse share split: November 25, 2025, a 1 for 5 reverse share split. Per-share information for all prior periods has been retroactively adjusted to reflect this reverse share split.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

SCHEDULE OF INVESTMENTS

September 30, 2026

(Unaudited)

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
U.S. Bank Deposit Account	3.700%	$52,520,475	$52,520,475	18.67%	52,520,475
Goldman Sachs Financial Square Government Fund - Institutional Class	3.799%	107,669,604	107,669,604	38.27	107,669,604
Total money market funds		$160,190,079	$160,190,079	56.94%

	Maturity				Percentage of	Principal
	Date	Yield	Cost	Fair Value	Net Assets	Amount
Commercial Paper
AstraZeneca PLC	November 2, 2026	3.633%	$2,477,500	$2,492,000	0.89%	2,500,000
Bayer Corporation	October 20, 2026	3.824%	2,490,740	2,494,973	0.89	2,500,000
Bayer Corporation	November 10, 2026	3.907%	4,952,162	4,978,500	1.77	5,000,000
Bayer Corporation	December 10, 2026	4.046%	2,477,722	2,480,507	0.88	2,500,000
Bell Canada, Inc.	October 14, 2026	3.713%	2,491,521	2,496,660	0.89	2,500,000
Brookfield Infrastructure Holdings (Canada) Inc.	November 5, 2026	3.841%	2,479,627	2,490,740	0.89	2,500,000
Brookfield Infrastructure Holdings (Canada) Inc.	November 12, 2026	3.841%	4,959,254	4,977,775	1.77	5,000,000
Emerson Electric Co.	November 23, 2026	3.639%	4,959,889	4,973,426	1.77	5,000,000
Emerson Electric Co.	December 15, 2026	3.872%	1,983,360	1,984,000	0.71	2,000,000
Enbridge (U.S.) Inc.	November 17, 2026	3.727%	2,482,014	2,487,924	0.88	2,500,000
Enbridge Inc.	October 2, 2026	3.722%	2,491,756	2,499,742	0.89	2,500,000
Enbridge Inc.	October 29, 2026	3.935%	7,472,233	7,477,133	2.66	7,500,000
General Motors Financial Company, Inc.	October 7, 2026	3.827%	3,474,878	3,497,783	1.24	3,500,000
General Motors Financial Company, Inc.	October 16, 2026	3.829%	2,481,264	2,496,042	0.89	2,500,000
General Motors Financial Company, Inc.	October 26, 2026	3.744%	2,483,983	2,493,542	0.89	2,500,000
General Motors Financial Company, Inc.	November 3, 2026	3.755%	3,973,890	3,986,323	1.42	4,000,000
Glencore Funding LLC	October 16, 2026	3.719%	2,487,153	2,496,146	0.89	2,500,000
Glencore Funding LLC	December 10, 2026	4.032%	2,480,000	2,480,555	0.88	2,500,000
Glencore Funding LLC	December 21, 2026	4.050%	4,950,989	4,954,888	1.76	5,000,000
Harley-Davidson Financial Services, Inc.	October 1, 2026	4.190%	2,476,080	2,500,000	0.89	2,500,000
Jabil Inc.	October 14, 2026	3.816%	4,978,889	4,993,139	1.77	5,000,000
Keurig Dr Pepper Inc.	October 19, 2026	3.915%	4,981,042	4,990,250	1.77	5,000,000
Mondelez International, Inc.	November 3, 2026	3.672%	2,484,792	2,491,635	0.89	2,500,000
Mondelez International, Inc.	November 5, 2026	3.721%	4,971,222	4,982,014	1.77	5,000,000
TELUS Corporation	November 27, 2026	4.142%	7,450,283	7,451,140	2.65	7,500,000
The Campbell's Company	October 22, 2026	3.841%	2,479,892	2,494,444	0.89	2,500,000
The Campbell's Company	October 30, 2026	3.933%	2,478,875	2,492,146	0.89	2,500,000
The Sherwin-Williams Company	October 29, 2026	3.863%	2,491,712	2,492,514	0.89	2,500,000
The Sherwin-Williams Company	November 10, 2026	3.823%	2,485,222	2,489,444	0.88	2,500,000
Total Commercial Paper			$101,327,944	$101,615,385	36.15%
Total Cash Equivalents				$261,805,464	93.09%

	Number of		Percentage of	Notional Amount
	Contracts	Fair Value	Net Assets	(Long Exposure)
Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures MAR27	2,849	$934,748	0.33%	$98,397,338

	Number of		Percentage of	Notional Amount
Description: Liabilities	Contracts	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures MAY27	2,415	$6,055,608	2.15%	84,374,063
CBOT wheat futures DEC27	2,749	2,374,635	0.84	98,551,650
Total commodity futures contracts		$8,430,243	2.99%	$182,925,713

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

TEUCRIUM WHEAT FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$15,048,530	$(15,074,347)	$33,932,502	$(24,614,734)
Net change in unrealized appreciation (depreciation) on commodity futures contracts	17,172,877	5,241,775	(180,667)	4,940,418
Interest income	2,785,535	1,266,449	6,747,219	3,843,261
Total income (loss)	35,006,942	(8,566,123)	40,499,054	(15,831,055)

Expenses
Management fees	778,283	299,791	1,893,437	898,430
Professional fees	66,044	182,801	545,449	474,985
Distribution and marketing fees	504,628	370,922	1,633,796	1,289,429
Custodian fees and expenses	57,097	33,041	173,583	135,052
Business permits and licenses fees	7,661	6,066	47,712	56,833
General and administrative expenses	23,348	28,066	94,416	110,947
Other expenses	-	2,023	-	8,009
Total expenses	1,437,061	922,710	4,388,393	2,973,685

Total expenses, net	1,437,061	922,710	4,388,393	2,973,685

Net income (loss)	$33,569,881	$(9,488,833)	$36,110,661	$(18,804,740)

Net increase (decrease) in net asset value per share	$2.50	$(1.70)	$4.62	$(3.57)
Net income (loss) per weighted average share	$2.73	$(1.72)	$3.38	$(3.60)
Weighted average shares outstanding	12,283,503	5,508,533	10,697,186	5,225,898

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Operations
Net income (loss)	$33,569,881	$(9,488,833)	$36,110,661	$(18,804,740)
Capital transactions
Issuance of Shares	72,368,765	17,215,875	314,988,553	30,528,843
Redemption of Shares	(91,177,419)	(7,605,910)	(182,829,992)	(16,521,603)
Total capital transactions	(18,808,654)	9,609,965	132,158,561	14,007,240
Net change in net assets	14,761,227	121,132	168,269,222	(4,797,500)

Net assets, beginning of period	$266,565,429	$117,225,575	$113,057,434	$122,144,207

Net assets, end of period	$281,326,656	$117,346,707	$281,326,656	$117,346,707

Net asset value per share at beginning of period	$22.11	$22.27	$19.99	$24.14

Net asset value per share at end of period	$24.61	$20.57	$24.61	$20.57

Creation of Shares	2,925,000	785,000	13,400,000	1,355,000
Redemption of Shares	3,550,000	345,000	7,625,000	710,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Cash equivalents	$37,257	$13,162
Interest receivable	106	56
Equity in trading accounts:
Investments in affiliated securities, at fair value (cost $19,724,273 and $8,156,688 as of September 30, 2026 and December 31, 2025, respectively)	21,338,273	6,298,329
Total assets	21,375,636	6,311,547

Liabilities
Other liabilities	16,219	3,576

Net assets	$21,359,417	$6,307,971

Shares outstanding	787,500	275,000

Net asset value per share	$27.12	$22.94

Market value per share	$27.13	$22.92

The accompanying notes are an integral part of these financial statements.

 TEUCRIUM AGRICULTURAL FUND

SCHEDULE OF INVESTMENTS

September 30, 2026

(Unaudited)

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Exchange-traded funds
Teucrium Corn Fund		$5,061,262	$5,241,027	24.54%	275,264
Teucrium Soybean Fund		4,812,469	5,406,155	25.31	196,516
Teucrium Sugar Fund		4,785,684	5,395,421	25.26	479,167
Teucrium Wheat Fund		5,064,858	5,295,670	24.79	215,534
Total exchange-traded funds		$19,724,273	$21,338,273	99.90%

Cash equivalents
Money market funds
U.S. Bank Deposit Account	3.700%	$37,257	$37,257	0.17%	37,257

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

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Income
Realized and unrealized gain (loss) on trading of securities:
Realized gain (loss) on affiliated securities	$89,614	$(94,252)	$(1,712,054)	$(469,173)
Net change in unrealized appreciation (depreciation) on affiliated securities	2,347,952	(187,214)	3,472,358	(168,733)
Interest income	288	157	2,670	398
Total income (loss)	2,437,854	(281,309)	1,762,974	(637,508)

Expenses
Professional fees	16,091	10,567	41,403	37,783
Distribution and marketing fees	35,874	26,779	104,431	91,208
Custodian fees and expenses	4,455	3,323	14,930	7,906
Business permits and licenses fees	2,384	1,754	13,778	15,323
General and administrative expenses	2,136	1,339	6,754	7,116
Other expenses	-	5	8	12
Total expenses	60,940	43,767	181,304	159,348

Expenses waived by the Sponsor	(55,832)	(41,226)	(168,662)	(151,343)

Total expenses, net	5,108	2,541	12,642	8,005

Net income (loss)	$2,432,746	$(283,850)	$1,750,332	$(645,513)

Net increase (decrease) in net asset value per share	$3.23	$(0.80)	$4.18	$(1.76)
Net income (loss) per weighted average share	$3.17	$(0.81)	$2.61	$(1.69)
Weighted average shares outstanding	767,527	352,448	671,429	381,595

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Operations
Net income (loss)	$2,432,746	$(283,850)	$1,750,332	$(645,513)
Capital transactions
Issuance of Shares	1,917,452	-	30,136,321	-
Redemption of Shares	(1,209,829)	(589,021)	(16,835,207)	(1,831,302)
Total capital transactions	707,623	(589,021)	13,301,114	(1,831,302)
Net change in net assets	3,140,369	(872,871)	15,051,446	(2,476,815)

Net assets, beginning of period	$18,219,048	$8,749,467	$6,307,971	$10,353,411

Net assets, end of period	$21,359,417	$7,876,596	$21,359,417	$7,876,596

Net asset value per share at beginning of period	$23.89	$24.14	$22.94	$25.10

Net asset value per share at end of period	$27.12	$23.34	$27.12	$23.34

Creation of Shares	75,000	-	1,212,500	-
Redemption of Shares	50,000	25,000	700,000	75,000

The accompanying notes are an integral part of these financial statements.

7RCC SPOT BITCOIN AND CARBON CREDIT FUTURES ETF

STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2026	December 31, 2025**
	(Unaudited)
Assets
Cash and cash equivalents	$427,451	$100
Interest receivable	1,091	-
Equity in trading accounts:
Investments in Bitcoin, at fair value (cost: $1,263,717)	1,650,784	$-
Commodity futures contracts	27,151	-
Due from broker	7,902	-
Total equity in trading accounts	1,685,837	-
Total assets	2,114,379	100

Liabilities
Management fee payable to Sponsor	929	-
Current taxes payable	1,481	-
Deferred tax liability	107,275	-
Total liabilities	109,685	-

Net assets	$2,004,694	$100

Shares outstanding	70,000	4

Net asset value per share	$28.64	$25.00

Market value per share	$27.32	$-

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

7RCC SPOT BITCOIN AND CARBON CREDIT FUTURES ETF

SCHEDULE OF INVESTMENTS

September 30, 2026

(Unaudited)

				Percentage of
Description: Assets	Yield	Cost	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
U.S. Bank Deposit Account	3.700%	$427,451	$427,451	21.32%	427,451

Digital Assets
Bitcoin		$1,263,717	$1,650,784	82.35%	19.72

	Number of		Percentage of	Notional Amount
	Contracts	Fair Value	Net Assets	(Long Exposure)
Commodity futures contracts
ICE European Carbon Allowances futures contracts
ICE European Carbon Allowances futures Dec 26	4	$27,151	1.35%	$386,597

The accompanying notes are an integral part of these financial statements.

7RCC SPOT BITCOIN AND CARBON CREDIT FUTURES ETF

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Period Ended*
	September 30, 2026	September 30, 2026
Income
Realized and unrealized gain (loss) on trading:
Realized gain (loss) on foreign currency	$184	$(1)
Realized gain (loss) on Bitcoin	50,236	50,236
Realized gain (loss) on commodity futures contracts	(178)	(1,676)
Net change in unrealized appreciation (depreciation) on Bitcoin	426,461	387,067
Net change in unrealized appreciation (depreciation) on commodity futures contracts	16,118	27,151
Interest income	2,703	3,318
Total income	495,524	466,095

Expenses
Management fees	2,663	3,277
Custodian fees and expenses	4,887	4,937
Distribution and marketing fees	2,600	2,600
Total expenses	10,150	10,814

Expenses waived by the Sponsor	(7,487)	(7,487)

Total expenses, net	2,663	3,327

Net income (loss) before taxes	$492,861	$462,768

Income tax expense/(benefit)	125,678	128,256

Net income (loss) after taxes	$367,183	$334,512

Net increase (decrease) in net asset value per share	$5.83	$3.64
Net income (loss) per weighted average share	$6.14	$5.79
Weighted average shares outstanding	59,783	57,731

*The 7RCC Spot Bitcoin and Carbon Credit Futures ETF commenced operations on June 3, 2026.

The accompanying notes are an integral part of these financial statements.

7RCC SPOT BITCOIN AND CARBON CREDIT FUTURES ETF

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended	Period Ended*
	September 30, 2026	September 30, 2026
Operations
Net income (loss)	$367,183	$334,512
Capital transactions
Issuance of Shares	541,766	1,943,046
Redemption of Shares	(272,864)	(272,964)
Total capital transactions	268,902	1,670,082
Net change in net assets	636,085	2,004,594

Net assets, beginning of period	$1,368,609	$100

Net assets, end of period	$2,004,694	$2,004,694

Net asset value per share at beginning of period	$22.81	$25.00

Net asset value per share at end of period	$28.64	$28.64

Creation of Shares	20,000	80,000
Redemption of Shares	10,000	10,004

*The 7RCC Spot Bitcoin and Carbon Credit Futures ETF commenced operations on June 3, 2026.

The accompanying notes are an integral part of these financial statements.

NOTES TO COMBINED FINANCIAL STATEMENTS

September 30, 2026

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

On March 9, 2026, the Form S-1 for BTCK was declared effective by the SEC. This registration statement for BTCK registered an indeterminate number of Shares. On June 3, 2026, one Creation Basket for BTCK was issued representing 10,000 Shares and $250,000.  BTCK began trading on the NYSE Arca on June 4, 2026.

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

Three months ended September 30, 2026	CORN	SOYB	CANE	WEAT	TAGS	BTCK	TRUST
Amount Recognized for Custody Services	$26,326	$13,677	$9,908	$57,097	$4,455	$4,887	$116,350
Amount of Custody Services Waived	$-	$-	$-	$-	$4,455	$4,887	$9,342

Amount Recognized for Distribution Services	$8,876	$3,300	$3,021	$15,225	$1,012	$2,600	$34,034
Amount of Distribution Services Waived	$-	$-	$-	$-	$1,012	$2,600	$3,612

Amount Recognized for Wilmington Trust	$-	$-	$-	$-	$-	$-	$-
Amount of Wilmington Trust Waived	$-	$-	$-	$-	$-	$-	$-
Three months ended September 30, 2025	CORN	SOYB	CANE	WEAT	TAGS	BTCK	TRUST
Amount Recognized for Custody Services	$13,932	$6,649	$5,771	$33,041	$3,323	$-	$62,716
Amount of Custody Services Waived	$-	$-	$-	$-	$3,323	$-	$3,323

Amount Recognized for Distribution Services	$6,811	$3,477	$1,969	$16,298	$1,247	$-	$29,802
Amount of Distribution Services Waived	$-	$-	$-	$-	$1,247	$-	$1,247

Amount Recognized for Wilmington Trust	$-	$-	$-	$-	$-	$-	$-
Amount of Wilmington Trust Waived	$-	$-	$-	$-	$-	$-	$-

Nine months ended September 30, 2026	CORN	SOYB	CANE	WEAT	TAGS	BTCK	TRUST
Amount Recognized for Custody Services	$88,669	$43,537	$30,060	$173,583	$14,930	$4,937	$355,716
Amount of Custody Services Waived	$-	$-	$-	$-	$14,930	$4,887	$19,817

Amount Recognized for Distribution Services	$26,846	$11,725	$8,164	$45,611	$3,162	$2,600	$98,108
Amount of Distribution Services Waived	$-	$-	$-	$-	$3,162	$2,600	$5,762

Amount Recognized for Wilmington Trust	$-	$-	$-	$-	$-	$-	$-
Amount of Wilmington Trust Waived	$-	$-	$-	$-	$-	$-	$-

Nine months ended September 30, 2025	CORN	SOYB	CANE	WEAT	TAGS	BTCK	TRUST
Amount Recognized for Custody Services	$68,905	$33,342	$20,301	$135,052	$7,906	$-	$265,506
Amount of Custody Services Waived	$-	$-	$-	$-	$7,906	$-	$7,906

Amount Recognized for Distribution Services	$24,631	$12,037	$7,253	$49,359	$3,655	$-	$96,935
Amount of Distribution Services Waived	$-	$-	$-	$-	$3,655	$-	$3,655

Amount Recognized for Wilmington Trust	$-	$-	$-	$-	$-	$-	$-
Amount of Wilmington Trust Waived	$-	$-	$-	$-	$-	$-	$-

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

Given the investment objective of TAGS as described in Note 1 above, TAGS will buy, sell, and hold, as part of its normal operations, shares of the four Underlying Funds. The Trust eliminates the shares of the other series of the Trust owned by TAGS from its combined statements of assets and liabilities. The Trust eliminates the net change in unrealized and realized appreciation or depreciation on securities owned by TAGS from its combined statements of operations. The combined statements of changes in net assets present a net presentation of the purchases and sales of the Underlying Funds by TAGS.

The Trust and Funds qualify as investment companies solely for accounting purposes and not for any other purpose and follow the accounting and reporting guidance under the Financial Accounting Standards Board Accounting Standards Codification Topic 946, Financial Services - Investment Companies, but are not registered, and are not required to be registered, as an investment company under the Investment Company Act of 1940, as amended.

Each Fund and the Trust meet the conditions of ASC 230-10-15-4(c) and, accordingly, are not required to present a statement of cash flows. Beginning with the period ended  September 30, 2026, the Trust and the Funds elected not to present statements of cash flows for all periods presented. During the period, substantially all of each Fund's investments were highly liquid and were carried at fair value and classified as Level 1 or Level 2 measurements (see Note 4), each Fund had little or no debt outstanding, and each Fund presents a statement of changes in net assets.  Prior to this period end, the statements of cash flows were presented.

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

The Sponsor may invest a portion of cash in commercial paper, which is deemed a cash equivalent based on the rating and duration of contracts as described in the notes to the financial statements and reflected in cash and cash equivalents on the statements of assets and liabilities. Accretion on these investments is recognized using the effective interest method in U.S. dollars and included in interest income on the statements of operations.

The Sponsor may invest a portion of the cash held by the broker in short term Treasury Bills as collateral for open futures contracts. Accretion on these investments is recognized using the effective interest method in U.S. dollars and included in interest income on the statements of operations.

Brokerage Commissions

The Sponsor recognizes the expense for brokerage commissions for futures contract trades on a per-trade basis. The below table shows the amounts of brokerage commissions paid, which are capitalized and included in the cost of investments and are included on the statements of operations through the unrealized gain (loss) for the three and nine months ended September 30, 2026 and 2025.

	CORN	SOYB	CANE	WEAT	TAGS	BTCK	TRUST
Three months ended September 30, 2026	$58,301	$4,691	$20,230	$72,681	$-	$10	$155,913
Three months ended September 30, 2025	$14,620	$2,229	$3,557	$30,396	$-	$-	$50,802
Nine months ended September 30, 2026	$202,520	$38,146	$64,397	$167,113	$-	$10	$472,186
Nine months ended September 30, 2025	$36,169	$7,397	$10,486	$62,385	$-	$-	$116,437

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

The Funds are required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Funds file income tax returns in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2023 to 2025, the Funds remain subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Funds recording a tax liability that reduces net assets. Based on their analysis, the Funds have determined that they have not incurred any liability for unrecognized tax benefits as of September 30, 2026, and for the years ended December 31, 2025, 2024 and 2023. However, the Funds’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

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

The Funds recognize interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three and nine months ended September 30, 2026 and 2025.

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

As of September 30, 2026, BTCK had paid $13,500 in Federal income taxes, and $6,000 in Vermont state income taxes.

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

At September 30, 2026, the Trust and BTCK determined no valuation allowance was required.

Changes to the factors considered in assessing BTCK’s valuation allowance may result in BTCK revising its position as to the recoverability of its deferred tax assets which may result in a change to the valuation allowance at a later date.

Components of the BTCK's deferred  tax assets and liabilities as of September 30, 2026, are as follows:

Deferred Tax Liabilities:
Unrealized gains on investments	$(107,275)
Deferred tax assets / (liabilities), net	$(107,275)

	Current	Deferred	Total
Period ended September 30, 2026:
US federal	$(14,546)	$(81,284)	$(95,830)
State and local	(6,435)	(25,991)	(32,426)
Tax Benefit/(Expense)	$(20,981)	$(107,275)	$(128,256)

Total income tax expense (current and deferred) differs from the amount computed by applying the federal statutory income tax rate of 21% to net investment income and realized and unrealized gains (losses) on investments before taxes for the period ended September 30, 2026, as follows:

Total Tax Expense (Benefit)	Amount	Rate
Federal Income Tax at Statutory Rates	$97,181	21.00%
State Income Tax Expense (Net of Federal Income Tax Effect) - Vermont	31,075	6.71
Total Tax Expense (Benefit)	$128,256	27.71%

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

September 30, 2026

	CORN	SOYB	CANE	WEAT	TAGS	BTCK	TRUST
Money Market Funds	$54,757,079	$25,511,420	$28,550,579	$160,190,079	$37,257	$427,451	$269,473,865
Demand Deposit Savings Accounts	11,619,940	6,094,825	2,548,984	11,550,951	-	-	31,814,700
Commercial Paper	62,497,146	12,469,342	20,298,922	101,615,385	-	-	196,880,795
Total cash and cash equivalents as presented on the Statement of Assets and Liabilities	$128,874,165	$44,075,587	$51,398,485	$273,356,415	$37,257	$427,451	$498,169,360

December 31, 2025

	CORN	SOYB	CANE	WEAT	TAGS	BTCK	TRUST
Money Market Funds	$11,379,804	$15,652,455	$9,084,397	$46,066,158	$13,162	$-	$82,195,976
Demand Deposit Savings Accounts	11,312,371	5,933,499	2,481,514	11,245,207	-	100	30,972,691
Commercial Paper	22,399,306	17,432,415	2,491,556	49,780,895	-	-	92,104,172
Total cash and cash equivalents as presented on the Statement of Assets and Liabilities	$45,091,481	$39,018,369	$14,057,467	$107,092,260	$13,162	$100	$205,272,839

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

Payable/Receivable for Securities Purchased/Sold

Due from/to broker for investments in securities are securities transactions pending settlement. The Trust and the Funds are subject to credit risk to the extent any broker with whom it conducts business is unable to fulfill contractual obligations on its behalf. The management of the Trust and the Funds monitor the financial condition of such brokers and do not anticipate any losses from these counterparties. The principal broker through which the Trust and TAGS can execute securities transactions for TAGS is U.S. Bank, N.A.

Sponsor Fee, Allocation of Expenses and Related Party Transactions

The Sponsor is responsible for investing the assets of the Funds in accordance with the objectives and policies of the Funds. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency, compliance, and other necessary services to the Funds, including services directly attributable to the Trust and the Funds such as accounting, financial reporting, regulatory compliance, and trading activities. In some cases, at its discretion, the Sponsor may elect not to outsource certain of these expenses.

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

Three months ended September 30, 2026	CORN	SOYB	CANE	WEAT	TAGS	BTCK	TRUST
Recognized Related Party Transactions	$159,617	$57,371	$55,981	$277,137	$18,361	$-	$568,467
Waived Related Party Transactions	$-	$-	$-	$-	$18,361	$-	$18,361
Three months ended September 30, 2025	CORN	SOYB	CANE	WEAT	TAGS	TRUST
Recognized Related Party Transactions	$77,416	$39,405	$18,906	$182,328	$14,107	$332,162
Waived Related Party Transactions	$-	$-	$-	$-	$14,107	$14,107

Nine months ended September 30, 2026	CORN	SOYB	CANE	WEAT	TAGS	BTCK	TRUST
Recognized Related Party Transactions	$579,879	$235,940	$179,513	$1,002,326	$66,134	$-	$2,063,792
Waived Related Party Transactions	$-	$-	$-	$-	$66,134	$-	$66,134

Nine months ended September 30, 2025	CORN	SOYB	CANE	WEAT	TAGS	TRUST
Recognized Related Party Transactions	$347,912	$167,918	$102,475	$667,818	$49,055	$1,335,178
Waived Related Party Transactions	$-	$-	$-	$-	$49,055	$49,055

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

	CORN	SOYB	CANE	WEAT	TAGS	BTCK	TRUST
Three months ended September 30, 2026	$-	$-	$-	$-	$55,832	$7,487	$63,319
Three months ended September 30, 2025	$-	$-	$-	$-	$41,226	$-	$41,226
Nine months ended September 30, 2026	$-	$-	$-	$-	$168,662	$7,487	$176,149
Nine months ended September 30, 2025	$-	$-	$-	$-	$151,343	$-	$151,343

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

On September 30, 2026 and December 31, 2025, in the opinion of the Trust, the reported value at the close of the market for each commodity contract fairly reflected the value of the futures and no alternative valuations were required other than as described below.

For the three and nine months ended September 30, 2026 and year ended December 31, 2025, the Funds did not have any significant transfers between any of the levels of the fair value hierarchy, except for the Wheat Fund DEC 26 commodity futures contracts, which for the quarter ended June 30, 2025 traded with an average daily volume less than 175 contracts and were reflected as Level 2 for that period.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates ("ASU") 2024-03 – Income Statement—Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40). The amendments require an entity to disaggregate certain income statement line-items within the Notes to the Financial Statements. The Sponsor is evaluating the impacts to the financial statements and disclosures to the Trust and the Funds, and will plan to adopt before the effective date for the 10-K for the period ending December 31, 2026.

Note 4 – Fair Value Measurements

The Trust’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Trust’s significant accounting policies in Note 3. The Trust eliminates the shares of the other series of the Trust owned by TAGS from its combined statements of assets and liabilities, therefore they are not included here. The following table presents information about the Trust’s assets and liabilities measured at fair value as of September 30, 2026 and December 31, 2025:

Assets:	Level 1	Level 2	Level 3	Balance as of September 30, 2026
Cash Equivalents	$466,354,660	$-	$-	$466,354,660
Bitcoin	1,650,784	-	-	1,650,784
Commodity Futures Contracts
Corn futures contracts	2,817,671	-	-	2,817,671
Soybean futures contracts	2,363,087	-	-	2,363,087
Sugar futures contracts	2,724,565	-	-	2,724,565
Wheat futures contracts	934,748	-	-	934,748
EU Carbon Credit futures contracts	27,151	-	-	27,151
Total	$476,872,666	$-	$-	$476,872,666

Liabilities	Level 1	Level 2	Level 3	Balance as of September 30, 2026
Commodity Futures Contracts
Corn futures contracts	$2,195,651	$-	$-	$2,195,651
Soybean futures contracts	3,445	-	-	3,445
Sugar futures contracts	188,593	-	-	188,593
Wheat futures contracts	8,430,243	-	-	8,430,243
Total	$10,817,932	$-	$-	$10,817,932

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2025
Cash Equivalents	$174,300,148	$-	$-	$174,300,148
Commodity Futures Contracts
Corn futures contracts	50,255	-	-	50,255
Total	$174,350,403	$-	$-	$174,350,403

Liabilities	Level 1	Level 2	Level 3	Balance as of December 31, 2025
Commodity Futures Contracts
Corn futures contracts	$170,785	$-	$-	$170,785
Soybean futures contracts	2,185,227	-	-	2,185,227
Sugar futures contracts	1,150,617	-	-	1,150,617
Wheat futures contracts	7,314,828	-	-	7,314,828
Total	$10,821,457	$-	$-	$10,821,457

Teucrium Corn Fund

				Balance as of
Assets:	Level 1	Level 2	Level 3	September 30, 2026
Cash Equivalents	$117,254,225	$-	$-	$117,254,225
Commodity Futures Contracts
Corn futures contracts	2,817,671	-	-	2,817,671
Total	$120,071,896	$-	$-	$120,071,896

				Balance as of
Liabilities	Level 1	Level 2	Level 3	September 30, 2026
Commodity Futures Contracts
Corn futures contracts	$2,195,651	$-	$-	$2,195,651

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2025
Cash Equivalents	$33,779,110	$-	$-	$33,779,110
Commodity Futures Contracts
Corn futures contracts	50,255	-	-	50,255
Total	$33,829,365	$-	$-	$33,829,365

				Balance as of
Liabilities	Level 1	Level 2	Level 3	December 31, 2025
Commodity Futures Contracts
Corn futures contracts	$170,785	$-	$-	$170,785

Teucrium Soybean Fund

				Balance as of
Assets:	Level 1	Level 2	Level 3	September 30, 2026
Cash Equivalents	$37,980,762	$-	$-	$37,980,762
Commodity Futures Contracts
Soybean futures contracts	2,363,087	-	-	2,363,087
Total	$40,343,849	$-	$-	$40,343,849

				Balance as of
Liabilities	Level 1	Level 2	Level 3	September 30, 2026
Commodity Futures Contracts
Soybean futures contracts	$3,445	$-	$-	$3,445

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2025
Cash Equivalents	$33,084,870	$-	$-	$33,084,870

				Balance as of
Liabilities	Level 1	Level 2	Level 3	December 31, 2025
Commodity Futures Contracts
Soybean futures contracts	$2,185,227	$-	$-	$2,185,227

Teucrium Sugar Fund

				Balance as of
Assets:	Level 1	Level 2	Level 3	September 30, 2026
Cash Equivalents	$48,849,501	$-	$-	$48,849,501
Commodity Futures Contracts
Sugar futures contracts	2,724,565	-	-	2,724,565
Total	$51,574,066	$-	$-	$51,574,066

				Balance as of
Liabilities	Level 1	Level 2	Level 3	September 30, 2026
Commodity Futures Contracts
Sugar futures contracts	$188,593	$-	$-	$188,593

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2025
Cash Equivalents	$11,575,953	$-	$-	$11,575,953

				Balance as of
Liabilities	Level 1	Level 2	Level 3	December 31, 2025
Commodity Futures Contracts
Sugar futures contracts	$1,150,617	$-	$-	$1,150,617

Teucrium Wheat Fund

				Balance as of
Assets:	Level 1	Level 2	Level 3	September 30, 2026
Cash Equivalents	$261,805,464	$-	$-	$261,805,464
Commodity Futures Contracts
Wheat futures contracts	934,748	-	-	934,748
Total	$262,740,212	$-	$-	$262,740,212

				Balance as of
Liabilities	Level 1	Level 2	Level 3	September 30, 2026
Commodity Futures Contracts
Wheat futures contracts	$8,430,243	$-	$-	$8,430,243

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2025
Cash Equivalents	$95,847,053	$-	$-	$95,847,053

				Balance as of
Liabilities	Level 1	Level 2	Level 3	December 31, 2025
Commodity Futures Contracts
Wheat futures contracts	$7,314,828	$-	$-	$7,314,828

Teucrium Agricultural Fund

				Balance as of
Assets:	Level 1	Level 2	Level 3	September 30, 2026
Exchange Traded Funds	$21,338,273	$-	$-	$21,338,273
Cash Equivalents	37,257	-	-	37,257
Total	$21,375,530	$-	$-	$21,375,530

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2025
Exchange Traded Funds	$6,298,329	$-	$-	$6,298,329
Cash Equivalents	13,162	-	-	13,162
Total	$6,311,491	$-	$-	$6,311,491

7RCC Spot Bitcoin and Carbon Credit Futures ETF*

				Balance as of
Assets:	Level 1	Level 2	Level 3	September 30, 2026
Cash Equivalents	$427,451	$-	$-	$427,451
Bitcoin	1,650,784	-	-	1,650,784
Commodity Futures Contracts
ICE European Carbon Allowances futures contracts	27,151	-	-	27,151
Total	$2,105,386	$-	$-	$2,105,386

*The 7RCC Spot Bitcoin and Carbon Credit Futures ETF commenced operations on June 3, 2026; therefore no prior period data is presented.

For the three and nine months ended September 30, 2026 and year ended December 31, 2025, the Funds did not have any significant transfers between any of the levels of the fair value hierarchy, except for the Wheat Fund's DEC 26 commodity futures contracts, which for the quarter ended June 30, 2025 traded with an average daily volume less than 175 contracts and were reflected as a Level 2 asset. For the quarter ended June 30, 2026, the Wheat Fund's DEC 26 futures contracts traded with an average daily volume greater than 175 contracts and were reflected as a Level 1 asset. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Funds consider the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Funds utilize derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Funds’ derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Funds are also subject to additional counterparty risk due to the inability of its counterparties to meet the terms of their contracts. For the three and nine months ended September 30, 2026 and year ended December 31, 2025, the Agricultural Funds invested only in commodity futures contracts specifically related to each Fund.  BTCK invested in EU carbon futures and bitcoin.

Per FASB ASC 210-20-50 and ASU 2013-01, the derivative contracts held by the Funds are not subject to a master netting arrangement. Beginning with the quarter ended September 30, 2026, the Funds elected not to present balance sheet offsetting tables. Prior to this period, the Funds did present such tables.

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

The following is a summary of realized and unrealized gains (losses) of the derivative instruments utilized by the Trust:

Three months ended September 30, 2026

	Realized Gain (Loss) on Commodity Futures Contracts	Net Change in Unrealized Appreciation (Depreciation) on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$1,547,033	$21,298,491
Soybean futures contracts	2,987,982	3,061,415
Sugar futures contracts	3,376,978	3,213,987
Wheat futures contracts	15,048,530	17,172,877
ICE European Carbon Allowances futures contracts	(178)	16,118
Total commodity futures contracts	$22,960,345	$44,762,888

Nine months ended September 30, 2026

	Realized Gain (Loss) on Commodity Futures Contracts	Net Change in Unrealized Appreciation (Depreciation) on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(3,855,448)	$742,550
Soybean futures contracts	5,448,048	4,544,869
Sugar futures contracts	(2,718,781)	3,686,589
Wheat futures contracts	33,932,502	(180,667)
ICE European Carbon Allowances futures contracts	(1,676)	27,151
Total commodity futures contracts	$32,804,645	$8,820,492

Three months ended September 30, 2025

	Realized Gain (Loss) on Commodity Futures Contracts	Net Change in Unrealized Appreciation (Depreciation) on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(3,257,343)	$2,683,385
Soybean futures contracts	(677,452)	142,761
Sugar futures contracts	(516,433)	113,785
Wheat futures contracts	(15,074,347)	5,241,775

Total commodity futures contracts	$(19,525,575)	$8,181,706

Nine months ended September 30, 2025

	Realized Gain (Loss) on Commodity Futures Contracts	Net Change in Unrealized Appreciation (Depreciation) on Commodity Futures Contracts
Commodity Price and Cryptocurrency Price
Corn futures contracts	$(3,439,291)	$(72,210)
Soybean futures contracts	(1,086,717)	844,533
Sugar futures contracts	(1,768,155)	1,203,504
Wheat futures contracts	(24,614,734)	4,940,418

Total commodity and cryptocurrency futures contracts	$(30,908,897)	$6,916,245

Volume of Derivative Activities

The average notional market value is categorized by primary underlying risk for the futures contracts held for the three and nine months ended September 30, 2026 and for the three and nine months ended September 30, 2025.

	CORN	SOYB	CANE	WEAT	BTCK*	TRUST
Three Months Ended September 30, 2026	153,416,983	50,700,633	55,205,024	313,043,446	318,888	572,684,974
Three Months Ended September 30, 2025	46,949,867	27,463,417	13,406,180	118,112,817	n/a	205,932,281
Nine Months Ended September 30, 2026	172,035,531	51,518,161	53,280,539	263,301,313	296,915	540,432,459
Nine Months Ended September 30, 2025	49,749,165	26,607,049	12,056,457	113,737,456	n/a	202,150,127

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

Note 7 - Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the three and nine months ended September 30, 2026 and 2025. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

Teucrium Corn Fund:

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Per Share Operation Performance
Net asset value at beginning of period	$16.74	$17.69	$17.73	$18.76
Income from investment operations:
Interest income	0.17	0.19	0.49	0.60
Net realized and unrealized gain (loss) on commodity futures contracts	2.18	(0.28)	1.07	(1.39)
Total expenses, net	(0.08)	(0.15)	(0.28)	(0.52)
Net increase (decrease) in net asset value	2.27	(0.24)	1.28	(1.31)
Net asset value at end of period	$19.01	$17.45	$19.01	$17.45
Total Return	13.55%	-1.35%	7.19%	-6.96%
Ratios to Average Net Assets (Annualized)
Total expenses	1.70%	3.44%	2.07%	3.67%
Total expenses, net	1.70%	3.44%	2.07%	3.67%
Net investment income	1.95%	0.82%	1.55%	0.63%

Teucrium Soybean Fund:

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Per Share Operation Performance
Net asset value at beginning of period	$24.40	$21.77	$21.88	$21.47
Income from investment operations:
Interest income	0.24	0.24	0.67	0.70
Net realized and unrealized gain (loss) on commodity futures contracts	3.02	(0.32)	5.44	(0.05)
Total expenses, net	(0.15)	(0.19)	(0.48)	(0.62)
Net increase (decrease) in net asset value	3.11	(0.27)	5.63	0.03
Net asset value at end of period	$27.51	$21.50	$27.51	$21.50
Total Return	12.75%	-1.24%	25.69%	0.14%
Ratios to Average Net Assets (Annualized)
Total expenses	2.21%	3.39%	2.60%	3.84%
Total expenses, net	2.21%	3.39%	2.60%	3.84%
Net investment income	1.40%	0.89%	1.01%	0.47%

Teucrium Sugar Fund:

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Per Share Operation Performance
Net asset value at beginning of period	$9.79	$10.92	$9.79	$11.41
Income (loss) from investment operations:
Interest income	0.10	0.12	0.27	0.35
Net realized and unrealized gain (loss) on commodity futures contracts	1.40	(0.33)	1.34	(0.79)
Total expenses, net	(0.04)	(0.12)	(0.15)	(0.38)
Net increase (decrease) in net asset value	1.46	(0.33)	1.46	(0.82)
Net asset value at end of period	$11.25	$10.59	$11.25	$10.59
Total Return	14.82%	-3.01%	14.85%	-7.14%
Ratios to Average Net Assets (Annualized)
Total expenses	1.64%	4.28%	2.03%	4.50%
Total expenses, net	1.64%	4.28%	2.03%	4.50%
Net investment income (loss)	1.93%	-0.07%	1.54%	-0.25%

Teucrium Wheat Fund*:

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Per Share Operation Performance
Net asset value at beginning of period	$22.11	$22.27	$19.99	$24.14
Income (loss) from investment operations:
Interest income	0.23	0.23	0.63	0.74
Net realized and unrealized gain (loss) on commodity futures contracts	2.39	(1.76)	4.40	(3.74)
Total expenses, net	(0.12)	(0.17)	(0.41)	(0.57)
Net increase (decrease) in net asset value	2.50	(1.70)	4.62	(3.57)
Net asset value at end of period	$24.61	$20.57	$24.61	$20.57
Total Return	11.31%	-7.62%	23.11%	-14.79%
Ratios to Average Net Assets (Annualized)
Total expenses	1.85%	3.08%	2.32%	3.31%
Total expenses, net	1.85%	3.08%	2.32%	3.31%
Net investment income	1.73%	1.15%	1.25%	0.97%

*During the year ended December 31, 2025, the Fund effected the following reverse share split: November 25, 2025, a 1 for 5 reverse share split. Per-share information for all prior periods has been retroactively adjusted to reflect this reverse share split.

Teucrium Agricultural Fund:

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Per Share Operation Performance
Net asset value at beginning of period	$23.89	$24.14	$22.94	$25.10
Income (loss) from investment operations:
Net realized and unrealized gain (loss) on investment transactions	3.24	(0.79)	4.20	(1.74)
Total expenses, net	(0.01)	(0.01)	(0.02)	(0.02)
Net increase (decrease) in net asset value	3.23	(0.80)	4.18	(1.76)
Net asset value at end of period	$27.12	$23.34	$27.12	$23.34
Total Return	13.52%	-3.31%	18.24%	-7.02%
Ratios to Average Net Assets (Annualized)
Total expenses	1.19%	2.07%	1.44%	2.24%
Total expenses, net	0.10%	0.12%	0.10%	0.11%
Net investment loss	-0.09%	-0.11%	-0.08%	-0.11%

The financial highlights per share data are calculated consistent with the methodology used to calculate asset-based fees and expenses.

7RCC Spot Bitcoin and Carbon Credit Futures ETF:

	Three months ended	Period Ended*
	September 30, 2026	September 30, 2026
Per Share Operation Performance
Net asset value at beginning of period	$22.81	$25.00
Income (loss) from investment operations:
Interest income	0.05	0.06
Net realized and unrealized gain (loss) on investments	5.82	3.64
Total expenses, net	(0.04)	(0.06)
Net increase/(decrease) in net asset value	5.83	3.64
Net asset value at end of period	$28.64	$28.64
Total Return	25.55%	14.56%
Ratios to Average Net Assets (Annualized)
Total expenses before taxes	2.59%	2.23%
Total expenses, net before taxes	0.68%	0.69%
Net current tax expense (benefit)	32.09%	26.48%
Net investment income (loss) before taxes	0.01%	0.00%
Net investment income (loss) after taxes	-32.08%	-26.48%

*The 7RCC Spot Bitcoin and Carbon Credit Futures ETF commenced operations on June 3, 2026.

Note 8 – Detail of the net assets and shares outstanding of the Funds that are a series of the Trust

The following are the net assets and shares outstanding of each Fund that is a series of the Trust and, thus, in total, comprise the combined net assets of the Trust:

September 30, 2026

	Outstanding
	Shares	Net Assets
Teucrium Corn Fund	6,850,000	$130,198,125
Teucrium Soybean Fund	1,650,000	45,388,199
Teucrium Sugar Fund	4,650,000	52,291,968
Teucrium Wheat Fund	11,429,970	281,326,656
7RCC Spot Bitcoin and Carbon Credit Futures ETF	70,000	2,004,694
Teucrium Agricultural Fund:	787,500
Net assets including the investment in the Underlying Funds		21,359,417
Less: Investment in the Underlying Funds		(21,338,273)
Net for the Fund in the combined net assets of the Trust		21,144
Teucrium Commodity Trust Total		$511,230,786

December 31, 2025

	Outstanding
	Shares	Net Assets
Teucrium Corn Fund	2,650,000	$46,989,404
Teucrium Soybean Fund	1,775,000	38,845,405
Teucrium Sugar Fund	1,500,000	14,686,991
Teucrium Wheat Fund	5,654,970	113,057,434
7RCC Spot Bitcoin and Carbon Credit Futures ETF	4	100
Teucrium Agricultural Fund:	275,000
Net assets including the investment in the Underlying Funds		6,307,971
Less: Investment in the Underlying Funds		6,298,329
Net for the Fund in the combined net assets of the Trust		9,642
Total		$213,588,976

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

Each Fund operates with the goal of meeting its respective investment objective, refer to Note 1 for description of investment objectives of each of the Funds. Refer to Note 2 and Note 3 for descriptions of the accounting policies of each of the Funds which are described and are managed by the Sponsor of the Funds. For the three and nine months ended September 30, 2026 and  September 30, 2025 and for the years ended December 31, 2025, 2024, and 2023, the CODM of each Fund, and therefore the CODM of the Trust, evaluates the performance of the Trust by evaluating each Funds' performance.  The CODM assesses relative asset levels as presented in the Fund's statements of assets and liabilities as well as interest income, and the expense categories as presented in the Fund’s statement of operations in determining resources allocation and overall management decisions of that Fund. The Trust eliminates intercompany balances to report the combined results on a Trust level, which primarily relates to TAGS investment in the Underlying Funds.

The Trust combining statements of assets and liabilities and combining statements of operations by reporting segment are presented below.

Combining Statements of Assets and Liabilities for  September 30, 2026

	Teucrium Corn Fund	Teucrium Soybean Fund	Teucrium Sugar Fund	Teucrium Wheat Fund	Teucrium Agricultural Fund	7RCC Spot Bitcoin and Carbon Credit Futures ETF	Eliminations	Teucrium Commodity Trust
Assets
Cash and cash equivalents	$128,874,165	$44,075,587	$51,398,485	$273,356,415	$37,257	$427,451	$-	$498,169,360
Interest receivable	50,429	28,021	91,639	313,225	106	1,091	-	484,511
Other assets	14,194	-	1,433	2,341	-	-	-	17,968
Equity in trading accounts:
Commodity futures contracts	2,817,671	2,363,087	2,724,565	934,748	-	27,151	-	8,867,222
Due from broker	872,693	-	-	18,891,422	-	7,902	-	19,772,017
Investments in bitcoin, at fair value (cost: $1,263,717 at September 30, 2026)	-	-	-	-	-	1,650,784	-	1,650,784
Investments in securities, at fair value (cost $19,724,273 as of September 30, 2026)					21,338,273		(21,338,273)	-
Total equity in trading accounts	3,690,364	2,363,087	2,724,565	19,826,170	21,338,273	1,685,837	(21,338,273)	30,290,023
Total assets	$132,629,152	$46,466,695	$54,216,122	$293,498,151	$21,375,636	$2,114,379	$(21,338,273)	$528,961,862

Liabilities
Management fee payable to Sponsor	$124,443	$38,616	$51,173	$263,987	$-	$929	$-	$479,148
Current taxes payable	-	-	-	-	-	1,481	-	1,481
Deferred tax liability	-	-	-	-	-	107,275	-	107,275
Other liabilities	110,933	121,790	39,427	400,628	16,219	-	-	688,997
Payable for shares redeemed	-	-	843,428	3,076,637	-	-	-	3,920,065
Equity in trading accounts:
Commodity futures contracts	2,195,651	3,445	188,593	8,430,243	-	-	-	10,817,932
Due to broker	-	914,645	801,533	-	-	-	-	1,716,178
Total equity in trading accounts	2,195,651	918,090	990,126	8,430,243	-	-	-	12,534,110
Total liabilities	2,431,027	1,078,496	1,924,154	12,171,495	16,219	109,685	-	17,731,076

Net Assets	$130,198,125	$45,388,199	$52,291,968	$281,326,656	$21,359,417	$2,004,694	$(21,338,273)	$511,230,786

Combining Statements of Assets and Liabilities for December 31, 2025

	Teucrium Corn Fund	Teucrium Soybean Fund	Teucrium Sugar Fund	Teucrium Wheat Fund	Teucrium Agricultural Fund	7RCC Spot Bitcoin and Carbon Credit Futures ETF	Eliminations	Teucrium Commodity Trust
Assets
Cash and cash equivalents	$45,091,481	$39,018,369	$14,057,467	$107,092,260	$13,162	$100	$-	$205,272,839
Interest receivable	59,310	45,367	24,116	58,047	56	-	-	186,896
Equity in trading accounts:
Commodity futures contracts	50,255	-	-	-	-	-	-	50,255
Due from broker	2,065,122	3,155,013	1,809,178	13,396,313	-	-	-	20,425,626
Investments in exchange traded funds, at fair value (cost: $8,156,688 as of December 31, 2025)	-	-	-	-	6,298,329	-	(6,298,329)	-
Total equity in trading accounts	2,115,377	3,155,013	1,809,178	13,396,313	6,298,329	-	(6,298,329)	20,475,881
Total assets	$47,266,168	$42,218,749	$15,890,761	$120,546,620	$6,311,547	$100	$(6,298,329)	225,935,616

Liabilities
Management fee payable to Sponsor	$41,974	$43,174	$12,645	$99,094	$-	$-	$-	$196,887
Other liabilities	64,005	50,703	40,508	75,264	3,576	-	-	234,056
Payable for Shares redeemed	-	1,094,240	-	-	-	-	-	1,094,240
Equity in trading accounts:							-
Commodity futures contracts	170,785	2,185,227	1,150,617	7,314,828	-	-	-	10,821,457
Total equity in trading accounts	170,785	2,185,227	1,150,617	7,314,828	-	-	-	10,821,457
Total liabilities	276,764	3,373,344	1,203,770	7,489,186	3,576	-	-	12,346,640

Net Assets	$46,989,404	$38,845,405	$14,686,991	$113,057,434	$6,307,971	$100	$(6,298,329)	$213,588,976

Combining Statements of Operations for the Three Months Ended   September 30, 2026

	Teucrium Corn Fund	Teucrium Soybean Fund	Teucrium Sugar Fund	Teucrium Wheat Fund	Teucrium Agricultural Fund	7RCC Spot Bitcoin and Carbon Credit Futures ETF	Eliminations	Teucrium Commodity Trust
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$1,547,033	$2,987,982	$3,376,978	$15,048,530	$-	$(178)	$-	$22,960,345
Net change in unrealized appreciation (depreciation) on commodity futures contracts	21,298,491	3,061,415	3,213,987	17,172,877	-	16,118	-	44,762,888
Realized gain (loss) on securities	-	-	-	-	89,614	-	(89,614)	-
Net change in unrealized appreciation (depreciation) on securities	-	-	-	-	2,347,952	-	(2,347,952)	-
Realized gain (loss) on foreign currency	-	-	-	-	-	184	-	184
Realized gain (loss) on bitcoin	-	-	-	-	-	50,236	-	50,236
Net change in unrealized appreciation (depreciation) on bitcoin	-	-	-	-	-	426,461	-	426,461
Interest income	1,524,337	486,128	568,415	2,785,535	288	2,703	-	5,367,406
Total income (loss)	24,369,861	6,535,525	7,159,380	35,006,942	2,437,854	495,524	(2,437,566)	73,567,520

Expenses
Management fees	417,488	134,645	159,216	778,283	-	2,663	-	1,492,295
Professional fees	23,001	17,041	6,188	66,044	16,091	-	-	128,365
Distribution and marketing fees	221,189	122,119	79,608	504,628	35,874	2,600	-	966,018
Custodian fees and expenses	26,326	13,677	9,908	57,097	4,455	4,887	-	116,350
Business permits and licenses fees	9,442	3,499	3,094	7,661	2,384	-	-	26,080
General and administrative expenses	10,991	6,732	3,184	23,348	2,136	-	-	46,391
Other expenses	-	-	-	-	-	-	-	-
Total expenses	708,437	297,713	261,198	1,437,061	60,940	10,150	-	2,775,499

Expenses waived by the Sponsor	-	-	-	-	(55,832)	(7,487)	-	(63,319)

Total expenses, net	708,437	297,713	261,198	1,437,061	5,108	2,663	-	2,712,180

Net income (loss) before taxes	23,661,424	6,237,812	6,898,182	33,569,881	2,432,746	492,861	(2,437,566)	70,855,340

Income tax expense/(benefit)	-	-	-	-	-	125,678	-	125,678

Net income (loss) after taxes	$23,661,424	$6,237,812	$6,898,182	$33,569,881	$2,432,746	$367,183	$(2,437,566)	$70,729,662

Combining Statements of Operations for the Nine Months Ended  September 30, 2026

	Teucrium Corn Fund	Teucrium Soybean Fund	Teucrium Sugar Fund	Teucrium Wheat Fund	Teucrium Agricultural Fund	7RCC Spot Bitcoin and Carbon Credit Futures ETF	Eliminations	Teucrium Commodity Trust
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$(3,855,448)	$5,448,048	$(2,718,781)	$33,932,502	$-	$(1,676)	$-	$32,804,645
Net change in unrealized appreciation (depreciation) on commodity futures contracts	742,550	4,544,869	3,686,589	(180,667)	-	27,151	-	8,820,492
Realized gain (loss) on securities	-	-	-	-	(1,712,054)	-	1,712,054	-
Net change in unrealized appreciation (depreciation) on securities	-	-	-	-	3,472,358	-	(3,472,358)	-
Realized gain (loss) on foreign currency	-	-	-	-	-	(1)	-	(1)
Realized gain (loss) on bitcoin	-	-	-	-	-	50,236	-	50,236
Net change in unrealized appreciation (depreciation) on bitcoin	-	-	-	-	-	387,067	-	387,067
Interest income	4,381,241	1,409,078	1,387,720	6,747,219	2,670	3,318	-	13,931,246
Total income (loss)	1,268,343	11,401,995	2,355,528	40,499,054	1,762,974	466,095	(1,760,304)	55,993,685

Expenses
Management fees	1,211,690	391,125	388,872	1,893,437	-	3,277	-	3,888,401
Professional fees	298,343	151,140	89,891	545,449	41,403	-	-	1,126,226
Distribution and marketing fees	821,157	382,248	245,051	1,633,796	104,431	2,600	-	3,189,283
Custodian fees and expenses	88,669	43,537	30,060	173,583	14,930	4,937	-	355,716
Business permits and licenses fees	32,409	20,934	19,612	47,712	13,778	-	-	134,445
General and administrative expenses	52,076	25,257	15,497	94,416	6,754	-	-	194,000
Other expenses	-	-	-	-	8	-	-	8
Total expenses	2,504,344	1,014,241	788,983	4,388,393	181,304	10,814	-	8,888,079

Expenses waived by the Sponsor	-	-	-	-	(168,662)	(7,487)	-	(176,149)

Total expenses, net	2,504,344	1,014,241	788,983	4,388,393	12,642	3,327	-	8,711,930

Net income (loss) before taxes	(1,236,001)	10,387,754	1,566,545	36,110,661	1,750,332	462,768	(1,760,304)	47,281,755

Income tax expense/(benefit)	-	-	-	-	-	128,256	-	128,256

Net income (loss) after taxes	$(1,236,001)	$10,387,754	$1,566,545	$36,110,661	$1,750,332	$334,512	$(1,760,304)	$47,153,499

Combining Statements of Operations for the Three Months Ended  September 30, 2025

	Teucrium Corn Fund	Teucrium Soybean Fund	Teucrium Sugar Fund	Teucrium Wheat Fund	Teucrium Agricultural Fund	7RCC Spot Bitcoin and Carbon Credit Futures ETF	Eliminations	Teucrium Commodity Trust
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$(3,257,343)	$(677,452)	$(516,433)	$(15,074,347)	$-	$-	$-	$(19,525,575)
Net change in unrealized appreciation (depreciation) on commodity futures contracts	2,683,385	142,761	113,785	5,241,775	-	-	-	8,181,706
Realized gain (loss) on securities	-	-	-	-	(94,252)	-	94,252	-
Net change in unrealized appreciation (depreciation) on securities	-	-	-	-	(187,214)	-	187,214	-
Interest income	495,376	284,459	135,079	1,266,449	157	-	-	2,181,520
Total income (loss)	(78,582)	(250,232)	(267,569)	(8,566,123)	(281,309)	-	281,466	(9,162,349)

Expenses
Management fees	116,102	66,491	32,065	299,791	-	-	-	514,449
Professional fees	79,163	40,547	26,824	182,801	10,567	-	-	339,902
Distribution and marketing fees	167,584	91,430	57,053	370,922	26,779	-	-	713,768
Custodian fees and expenses	13,932	6,649	5,771	33,041	3,323	-	-	62,716
Business permits and licenses fees	8,443	9,760	9,940	6,066	1,754	-	-	35,963
General and administrative expenses	13,871	10,200	5,318	28,066	1,339	-	-	58,794
Brokerage commissions	-	-	-	-	-	-	-	-
Other expenses	757	435	216	2,023	5	-	-	3,436
Total expenses	$399,852	$225,512	$137,187	$922,710	$43,767	$-	$-	$1,729,028

Expenses waived by the Sponsor	$-	$-	$-	$-	$(41,226)	$-	$-	$(41,226)

Total expenses, net	$399,852	$225,512	$137,187	$922,710	$2,541	$-	$-	$1,687,802

Net income (loss)	$(478,434)	$(475,744)	$(404,756)	$(9,488,833)	$(283,850)	$-	$281,466	$(10,850,151)

Combining Statements of Operations for the Nine Months Ended  September 30, 2025

	Teucrium Corn Fund	Teucrium Soybean Fund	Teucrium Sugar Fund	Teucrium Wheat Fund	Teucrium Agricultural Fund	7RCC Spot Bitcoin and Carbon Credit Futures ETF	Eliminations	Teucrium Commodity Trust
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$(3,439,291)	$(1,086,717)	$(1,768,155)	$(24,614,734)	$-	$-	$-	$(30,908,897)
Net change in unrealized appreciation (depreciation) on commodity futures contracts	(72,210)	844,533	1,203,504	4,940,418	-	-	-	6,916,245
Realized gain (loss) on securities	-	-	-	-	(469,173)	-	469,173	-
Net change in unrealized appreciation (depreciation) on securities	-	-	-	-	(168,733)	-	168,733	-
Interest income	1,693,174	841,602	379,839	3,843,261	398	-	-	6,758,274
Total income (loss)	(1,818,327)	599,418	(184,812)	(15,831,055)	(637,508)	-	637,906	(17,234,378)

Expenses
Management fees	394,123	195,288	89,380	898,430	-	-	-	1,577,221
Professional fees	228,980	118,349	74,797	474,985	37,783	-	-	934,894
Distribution and marketing fees	659,629	343,664	180,402	1,289,429	91,208	-	-	2,564,332
Custodian fees and expenses	68,905	33,342	20,301	135,052	7,906	-	-	265,506
Business permits and licenses fees	32,226	24,293	19,449	56,833	15,323	-	-	148,124
General and administrative expenses	58,791	34,692	17,482	110,947	7,116	-	-	229,028
Brokerage commissions	-	-	-	-	-	-	-	-
Other expenses	1,995	1,069	476	8,009	12	-	-	11,561
Total expenses	$1,444,649	$750,697	$402,287	$2,973,685	$159,348	$-	$-	$5,730,666

Expenses waived by the Sponsor	$-	$-	$-	$-	$(151,343)	$-	$-	$(151,343)

Total expenses, net	$1,444,649	$750,697	$402,287	$2,973,685	$8,005	$-	$-	$5,579,323

Net income (loss)	$(3,262,976)	$(151,279)	$(587,099)	$(18,804,740)	$(645,513)	$-	$637,906	$(22,813,701)

Note 10 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended September 30, 2026 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Trust and Funds other than those noted below:

Trust:

Nothing to report

CORN:

Nothing to report.

SOYB:

Nothing to report

CANE:

Nothing to report

WEAT:

The total net assets of the Teucrium Wheat Fund decreased by (22.7%) from September 30, 2026 to November 6, 2026. This was caused by a decrease in the shares outstanding by (12.5%) and a decrease in the NAV/share of (11.7%).

TAGS:

The total net assets of the Teucrium Agricultural Fund decreased by (21.0%) from September 30, 2026 to November 6, 2026. This was caused by a decrease in the shares outstanding by (14.3%) and a decrease in the NAV/share of (7.8%).

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

Each Benchmark is rebalanced periodically to ensure that each of the Benchmark Component Futures Contracts is weighted in the same proportion as in the investment objective for each Fund. The following tables reflect the September 30, 2026, Benchmark Component Futures Contracts weights for each of the Funds, the contract held is identified by the generally accepted nomenclature of contract month and year, which may differ from the month in which the contract expires:

CORN Benchmark Component Futures Contracts	NOTIONAL AMT.	WEIGHT (%)
CBOT corn futures MAR27 (1,766 contracts)	$45,518,650	35%
CBOT corn futures MAY27 (1,492 contracts)	$39,034,450	30%
CBOT corn futures DEC27 (1,765 contracts)	$45,647,313	35%

TOTAL	$130,200,413	100%

SOYB Benchmark Component Futures Contracts	NOTIONAL AMT.	WEIGHT (%)
CBOT soybean futures JAN27 (242 contracts)	$15,841,925	35%
CBOT soybean futures MAR27 (206 contracts)	$13,580,550	30%
CBOT soybean futures NOV27 (253 contracts)	$15,939,000	35%

TOTAL	$45,361,475	100%

CANE Benchmark Component Futures Contracts	NOTIONAL AMT.	WEIGHT (%)
ICE sugar futures MAY27 (905 contracts)	$18,285,344	35%
ICE sugar futures JUL27 (787 contracts)	$15,663,189	30%
ICE sugar futures MAR28 (899 contracts)	$18,345,354	35%

TOTAL	$52,293,887	100%

WEAT Benchmark Component Futures Contracts	NOTIONAL AMT.	WEIGHT (%)
CBOT wheat futures MAR27 (2,849 contracts)	$98,397,338	35%
CBOT wheat futures MAY27 (2,415 contracts)	$84,374,063	30%
CBOT wheat futures DEC27 (2,749 contracts)	$98,551,650	35%

TOTAL	$281,323,051	100%

TAGS Benchmark Component Shares	FAIR VALUE	WEIGHT (%)
Teucrium Corn Fund	$5,241,027	25%
Teucrium Soybean Fund	$5,406,155	25%
Teucrium Wheat Fund	$5,295,670	25%
Teucrium Sugar Fund	$5,395,421	25%

TOTAL	$21,338,273	100%

BTCK Benchmark Components	NOTIONAL AMT.	WEIGHT (%)
Bitcoin	$1,650,784	81%
ICE European Carbon Allowances futures Dec 26 (4 contracts)	$386,597	19%
TOTAL	$2,037,381	100.00%

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

The total portfolio composition for each Fund is disclosed each business day that the NYSE Arca is open for trading on the Sponsor’s website. The website for the Agricultural Funds and the Sponsor is www.teucrium.com. The website(s) are accessible at no charge. The website disclosure of portfolio holdings is made daily and includes, as applicable, the name and value of each Futures Contract, other commodity or cryptocurrency interests and the amount of cash and cash equivalents held in the Fund’s portfolio. The specific types of other commodity interests held (if any, which may include options on futures contracts and derivative contracts such as swaps) collectively, “Other Commodity Interests,” and together with Futures Contracts, “Commodity Interests” or “Interests” in addition to futures contracts, options on futures contracts and derivative contracts that are tied to various commodities are entered into outside of public exchanges. These “over the counter” contracts are entered into between two parties in private contracts, or on a swap execution facility (“SEF”) for standardized swaps. For example, unlike Futures Contracts, which are guaranteed by a clearing organization, each party to an over the counter derivative contract bears the credit risk of the other party (unless such over the counter swap is cleared through a derivatives clearing organization (“DCO")), i.e., the risk that the other party will not be able to perform its obligations under its contract, and characteristics of such Other Commodity Interests.

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

The Funds seek to earn interest and other income (“interest income”) from cash equivalents that it purchases and, on the cash it holds through the Custodian or other financial institutions. The Sponsor anticipates that the interest income will increase the NAV of each Fund. The Funds apply the interest income to the acquisition of additional investments or use it to pay its expenses. If the Fund reinvests the earned interest income, it makes investments that are consistent with its investment objectives as disclosed. Any cash equivalent invested by a Fund will have original maturity dates of three months or less at inception. Any cash equivalent invested by a Fund will be deemed by the Sponsor to be of investment grade quality. As of September 30, 2026, available cash balances in each of the Funds were invested in the U.S. Bank Demand Deposit Account, Goldman Sachs Financial Square Government Fund, and in commercial paper with maturities of ninety days or less. TAGS and BTCK are only invested in the U. S. Bank Demand Deposit Account. Additionally, the CORN, SOYB, CANE, and WEAT Funds may invest a portion of the amount of funds required to be deposited with the FCM as initial margin in U.S. Treasury obligations with time to maturity of three months or less. The obligations are purchased and held in the respective Fund accounts through the FCM.

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

Additionally, Teucrium Trading LLC, as the sponsor of ConvexityShares Trust, announced in a press release dated November 1, 2023 that it will close the ConvexityShares Daily 1.5 SPIKES Futures ETF and ConvexityShares 1x SPIKES Futures ETF (together, the “ConvexityShares Funds”).  Teucrium Trading, LLC, determined that the closure of the ConvexityShares Funds is advisable because of a recent announcement by the Minneapolis Grain Exchange, LLC (“MGEX”) that the SPIKES™ Volatility Index Futures (“SPIKES Futures”) in which the ConvexityShares Funds invest will cease trading at close of trading (4:00pm CT) on Friday, December 29, 2023. Therefore, MGEX has filed to suspend trading and clearing of certain previously listed SPIKES Futures contracts that expire in or after January 2024.  Further detail may be obtained by accessing the Form 8-K filed by the Convexity Shares Trust on November 1, 2023, available here: https://www.sec.gov/ix?doc=/Archives/edgar/data/1817218/000121390023081930/ea187567-8k_convexity.htm.

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

Performance Summary

This report covers the periods from January 1 to September 30, 2026 for CORN, SOYB, CANE, WEAT, and TAGS, BTCK commenced operations on June 3, 2026. Total expenses are presented both gross and net of any expenses waived or paid by the Sponsor that would have been incurred by the Funds (“expenses waived by the Sponsor”).

CORN Per Share Operation Performance
Net asset value at beginning of period	$17.73
Income from investment operations:
Interest income	0.49
Net realized and unrealized gain (loss) on commodity futures contracts	1.07
Total expenses, net	(0.28)
Net increase (decrease) in net asset value	1.28
Net asset value at end of period	$19.01
Total Return	7.19%
Ratios to Average Net Assets (Annualized)
Total expenses	2.07%
Total expenses, net	2.07%
Net investment income	1.55%

SOYB Per Share Operation Performance
Net asset value at beginning of period	$21.88
Income from investment operations:
Interest income	0.67
Net realized and unrealized gain (loss) on commodity futures contracts	5.44
Total expenses, net	(0.48)
Net increase (decrease) in net asset value	5.63
Net asset value at end of period	$27.51
Total Return	25.69%
Ratios to Average Net Assets (Annualized)
Total expenses	2.60%
Total expenses, net	2.60%
Net investment income	1.01%

CANE Per Share Operation Performance
Net asset value at beginning of period	$9.79
Income (loss) from investment operations:
Interest income	0.27
Net realized and unrealized gain (loss) on commodity futures contracts	1.34
Total expenses, net	(0.15)
Net increase (decrease) in net asset value	1.46
Net asset value at end of period	$11.25
Total Return	14.85%
Ratios to Average Net Assets (Annualized)
Total expenses	2.03%
Total expenses, net	2.03%
Net investment income (loss)	1.54%

WEAT Per Share Operation Performance
Net asset value at beginning of period	$19.99
Income (loss) from investment operations:
Interest income	0.63
Net realized and unrealized gain (loss) on commodity futures contracts	4.40
Total expenses, net	(0.41)
Net increase (decrease) in net asset value	4.62
Net asset value at end of period	$24.61
Total Return	23.11%
Ratios to Average Net Assets (Annualized)
Total expenses	2.32%
Total expenses, net	2.32%
Net investment income	1.25%

TAGS Per Share Operation Performance
Net asset value at beginning of period	$22.94
Income (loss) from investment operations:
Net realized and unrealized gain (loss) on investment transactions	4.20
Total expenses, net	(0.02)
Net increase (decrease) in net asset value	4.18
Net asset value at end of period	$27.12
Total Return	18.24%
Ratios to Average Net Assets (Annualized)
Total expenses	1.44%
Total expenses, net	0.10%
Net investment loss	-0.08%

BTCK Per Share Operation Performance
Net asset value at beginning of period	$25.00
Income (loss) from investment operations:
Investment income	0.06
Net realized and unrealized gain (loss) on investments	3.64
Total expenses, net	(0.06)
Net increase (decrease) in net asset value	3.64
Net asset value at end of period	$28.64
Total Return	14.56%
Ratios to Average Net Assets (Annualized)
Total expenses before taxes	2.23%
Total expenses, net before taxes	0.69%

Past performance of a Fund is not necessarily indicative of future performance.

Results of Operations

The following includes a section for each Fund of the Trust.

The discussion below addresses the material changes in the results of operations for the three and nine months ended September 30, 2026 compared to the same period in 2025. The following includes a section for each Fund of the Trust for the periods in which each Fund was in operation. CORN, SOYB, WEAT, CANE, TAGS each operated for the entirety of all periods. BTCK commenced operations June 3, 2026.

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

On September 30, 2026, CORN held a total of 5,023 CBOT Corn Futures contracts with a notional value of $130,200,413. The contracts had an asset fair value of $2,817,671 and a liability fair value of $2,195,651.  The weighting of the notional value of the contracts is as follows: (1) 35% to the MAR27 contracts, the second to expire CBOT Corn Futures Contract, (2) 30% to MAY27 CBOT contracts, the third to expire CBOT Corn Futures Contract, and (3) 35% to DEC27 CBOT contracts, the CBOT Corn Futures Contract expiring in the December following the expiration month of the third to expire contract.

	Quarter Ended	Quarter Ended	Quarter Ended
	September 30, 2026	September 30, 2025	June 30, 2026
Total Net Assets	$130,198,125	$48,435,999	$173,249,659
Shares Outstanding	6,850,000	2,775,004	10,350,000
Net Asset Value per share	$19.01	$17.45	$16.74
Closing Price	$19.04	$17.45	$16.75

Total net assets for the Fund increased year over year by 169%, driven by a combination of an increase in total shares outstanding of  4,074,996 shares or 147% and an increase in the NAV per share of $1.55 or 9%. The net assets for the Fund decreased by (25%) when comparing September 30, 2026, to June 30, 2026. The change in total net assets year over year, in the opinion of management, was generally due to a combination of the appreciation of commodity prices and investor inflows which was driven by war and other geopolitical events, including but not limited to Russia and Ukraine and conflicts in the Middle East have caused and may continue to cause volatility in commodity prices.

For the Three Months Ended September 30, 2026, compared to the Three Months Ended September 30, 2025

	Three Months Ended	Three Months Ended
	September 30, 2026	September 30, 2025
Average daily total net assets	$165,634,134	$46,062,214
Net realized and unrealized gain (loss) on futures contracts	$22,845,524	$(573,958)
Interest income earned on cash and cash equivalents	$1,524,337	$495,376
Annualized interest yield based on average daily total net assets	3.65%	4.27%
Net Income (Loss)	$23,661,424	$(478,434)
Weighted average share outstanding	8,936,957	2,639,134
Management Fees	$417,488	$116,102
Total gross fees and other expenses excluding management fees	$290,949	$283,750
Brokerage Commissions	$58,301	$14,620
Total gross expense ratio	1.70%	3.44%
Total expense ratio net of expenses waived by the Sponsor	1.70%	3.44%
Net investment gain	1.95%	0.82%
Creation of Shares	850,000	300,000
Redemption of Shares	4,350,000	50,000

For the Nine Months Ended September 30, 2026, compared to the Nine Months Ended September 30, 2025

	Nine Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2025
Average daily total net assets	$161,657,681	$52,694,028
Net realized and unrealized loss on futures contracts	$(3,112,898)	$(3,511,501)
Interest income earned on cash and cash equivalents	$4,381,241	$1,693,174
Annualized interest yield based on average daily total net assets	3.62%	4.30%
Net Income (Loss)	$(1,236,001)	$(3,262,976)
Weighted average share outstanding	8,909,066	2,841,945
Management Fees	$1,211,690	$394,123
Total gross fees and other expenses excluding management fees	$1,292,654	$1,050,526
Brokerage Commissions	$202,520	$36,169
Total gross expense ratio	2.07%	3.67%
Total expense ratio net of expenses waived by the Sponsor	2.07%	3.67%
Net investment gain	1.55%	0.63%
Creation of Shares	18,675,000	500,000
Redemption of Shares	14,475,000	1,175,000

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

The increase in interest and other income year over year was due to higher average net assets. As a result, the amount of interest income earned was higher in the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025. The Fund seeks to earn interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper. These interest rate levels may be lower or higher than the projected interest rates stated in the prospectuses and thus will impact your breakeven point.

The increase in management fee paid to the Sponsor is a result of higher average net assets. As a result of the increase the amount of assets of the Fund, the amount of management fees was higher in the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

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

The increase in total gross fees and other expenses excluding management fees for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025 was generally due to the allocation of expenses and total net assets relative to the other Funds. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to September 30, 2026 and serves to illustrate the relative changes of these components.

CORN AUM Analysis
CORN Shares Outstanding
CORN AUM
CORN NAV Per Share
Shares Outstanding (Thousands)
AUM (Million $) & NAV ($ per share)
0
2000
4000
6000
8000
10000
12000
14000
16000
18000
50
100
150
200
250
300
350
6/30/2010
9/30/2010
12/31/20...
3/31/2011
6/30/2011
9/30/2011
12/31/20...
3/31/2012
6/30/2012
9/30/2012
12/31/20...
3/31/2013
6/30/2013
9/30/2013
12/31/20...
3/31/2014
6/30/2014
9/30/2014
12/31/20...
3/31/2015
6/30/2015
9/30/2015
12/31/20...
3/31/2016
6/30/2016
9/30/2016
12/31/20...
3/31/2017
6/30/2017
9/30/2017
12/31/20...
3/31/2018
6/30/2018
9/30/2018
12/31/20...
3/31/2019
6/30/2019
9/30/2019
12/31/20...
3/31/2020
6/30/2020
9/30/2020
12/31/20...
3/31/2021
6/30/2021
9/30/2021
12/31/20...
3/31/2022
6/30/2022
9/30/2022
12/31/20...
3/31/2023
6/30/2023
9/30/2023
12/31/20...
3/31/2024
6/30/2024
9/30/2024
12/31/20...
3/31/2025
6/30/2025
9/30/2025
12/31/20...
3/31/2026
6/30/2026
9/30/2026

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

On September 30, 2026, the Fund held a total of 701 CBOT soybean futures contracts with a notional value of $45,361,475. The contracts had an asset fair value of $2,363,087 and had a liability fair value of $3,445. The weighting of the notional value of the contracts is as follows: (1) 35% to JAN27 CBOT contracts, (2) 30% to MAR27 CBOT contracts, and (3) 35% to NOV27 CBOT contracts.

	Quarter Ended	Quarter Ended	Quarter Ended
	September 30, 2026	September 30, 2025	June 30, 2026
Total Net Assets	$45,388,199	$32,244,671	$48,191,440
Shares Outstanding	1,650,000	1,500,004	1,975,000
Net Asset Value per share	$27.51	$21.50	$24.40
Closing Price	$27.51	$21.46	$24.40

Total net assets for the Fund increased year over year by 41%, driven by a combination of an increase in total shares outstanding of 149,996 shares or 10% and by an increase in the NAV per share of $6.01 or 28%. The net assets for the Fund decreased by (6)% when comparing September 30, 2026, to June 30, 2026. The change in total net assets year over year, in the opinion of management, was generally due to a combination of  appreciation of commodity prices and investor inflows which was driven by war and other geopolitical events, including but not limited to Russia and Ukraine and conflicts in the Middle East have caused and may continue to cause volatility in commodity prices.

For the Three Months Ended September 30, 2026, compared to the Three Months Ended September 30, 2025

	Three Months Ended	Three Months Ended
	September 30, 2026	September 30, 2025
Average daily total net assets	$53,418,641	$26,379,665
Net realized and unrealized gain (loss) on futures contracts	$6,049,397	$(534,691)
Interest income earned on cash and cash equivalents	$486,128	$284,459
Annualized interest yield based on average daily total net assets	3.61%	4.28%
Net income (loss)	$6,237,812	$(475,744)
Weighted average share outstanding	2,043,207	1,206,797
Management Fees	$134,645	$66,491
Total gross fees and other expenses excluding management fees	$163,068	$159,021
Brokerage Commissions	$4,691	$2,229
Total gross expense ratio	2.21%	3.39%
Total expense ratio net of expenses waived by the Sponsor	2.21%	3.39%
Net investment gain (loss)	1.40%	0.89%
Creation of Shares	575,000	425,000
Redemption of Shares	900,000	150,000

For the Nine Months Ended September 30, 2026, compared to the Nine Months Ended September 30, 2025

	Nine Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2025
Average daily total net assets	$52,193,731	$26,109,997
Net realized and unrealized gain (loss) on futures contracts	$9,992,917	$(242,184)
Interest income earned on cash and cash equivalents	$1,409,078	$841,602
Annualized interest yield based on average daily total net assets	3.61%	4.31%
Net income (loss)	$10,387,754	$(151,279)
Weighted average share outstanding	2,115,293	1,198,081
Management Fees	$391,125	$195,288
Total gross fees and other expenses excluding management fees	$623,116	$621,900
Brokerage Commissions	$38,146	$7,397
Expenses waived by the Sponsor	$-	$-
Total gross expense ratio	2.60%	3.84%
Total expense ratio net of expenses waived by the Sponsor	2.60%	3.84%
Net investment gain	1.01%	0.47%
Creation of Shares	1,750,000	575,000
Redemption of Shares	1,875,000	250,000

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

The increase in interest and other income year over year was due to higher average net assets partially offset by lower yields on interest-bearing assets in the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025. The Fund seeks to earn interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper. These interest rate levels may be lower or higher than the projected interest rates stated in the prospectuses and thus will impact your breakeven point.

The increase in management fees paid to the Sponsor is a result of higher average net assets. As a result of the increase in the amount of assets of the Fund, the amount of management fees was higher in the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

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

The increase in total gross fees and other expenses excluding management fees for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025 was generally due to the average net assets relative to the other Funds. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to September 30, 2026 and serves to illustrate the relative changes of these components.

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

On September 30, 2026, the Fund held a total of  2,591  ICE sugar futures contracts with a notional value of $52,293,887. The contracts had an asset fair value of $2,724,565 and a liability fair value of $188,593. The weighting of the notional value of the contracts is as follows: (1) 35% to the MAY27 ICE No 11 contracts, (2) 30% to the JUL27 ICE No 11 contracts, and (3) 35% to the MAR28 ICE No 11 contracts.

	Quarter Ended	Quarter Ended	Quarter Ended
	September 30, 2026	September 30, 2025	June 30, 2026
Total Net Assets	$52,291,968	$13,505,413	$72,719,881
Shares Outstanding	4,650,000	1,275,004	7,425,000
Net Asset Value per share	$11.25	$10.59	$9.79
Closing Price	$11.26	$10.60	$9.79

Total net assets for the Fund increased year over year by 287%, driven by a combination of an increase in total shares outstanding of 3,374,996 or 265% and an increase in the NAV per share of $0.65 or 6%. The net assets for the Fund decreased by (28)% when comparing September 30, 2026, to June 30, 2026. This change was, in the opinion of management, due to the stabilization of prices, an increase in net investor inflows and total net assets year over year , the appreciation of commodity prices which were driven by war and other geopolitical events, including but not limited to Russia and Ukraine and conflicts in the Middle East have caused and may continue to cause volatility in commodity prices.

For the Three Months Ended September 30, 2026, compared to the Three Months Ended September 30, 2025

	Three Months Ended	Three Months Ended
	September 30, 2026	September 30, 2025
Average daily total net assets	$63,167,265	$12,721,536
Net realized and unrealized gain (loss) on futures contracts	$6,590,965	$(402,648)
Interest income earned on cash and cash equivalents	$568,415	$135,079
Annualized interest yield based on average daily total net assets	3.57%	4.21%
Net income (loss)	$6,898,182	$(404,756)
Weighted average share outstanding	6,006,250	1,177,450
Management Fees	$159,216	$32,065
Total gross fees and other expenses excluding management fees	$101,982	$105,122
Brokerage Commissions	$20,230	$3,557
Total gross expense ratio	1.64%	4.28%
Total expense ratio net of expenses waived by the Sponsor	1.64%	4.28%
Net investment gain (loss)	1.93%	(0.07)%
Creation of Shares	1,625,000	425,000
Redemption of Shares	4,400,000	100,000

For the Nine Months Ended September 30, 2026, compared to the Nine Months Ended September 30, 2025

	Nine Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2025
Average daily total net assets	$51,900,426	$11,950,110
Net realized and unrealized gain (loss) on futures contracts	$967,808	$(564,651)
Interest income earned on cash and cash equivalents	$1,387,720	$379,839
Annualized interest yield based on average daily total net assets	3.57%	4.25%
Net income (loss)	$1,566,545	$(587,099)
Weighted average share outstanding	5,185,348	1,053,942
Management Fees	$388,872	$89,380
Total gross fees and other expenses excluding management fees	$400,111	$312,907
Brokerage Commissions	$64,397	$10,486
Expenses waived by the Sponsor	$-	$-
Total gross expense ratio	2.03%	4.50%
Total expense ratio net of expenses waived by the Sponsor	2.03%	4.50%
Net investment gain	1.54%	(0.25)%
Creation of Shares	12,725,000	900,000
Redemption of Shares	9,575,000	725,000

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

The increase in interest and other income year over year was due to higher average net assets. As a result, the amount of interest income earned as a percentage of average daily total net assets was higher in the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025. The Fund seeks to earn interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper. These interest rate levels may be lower or higher than the projected interest rates stated in the prospectuses and thus will impact your breakeven point.

The increase in management fee paid to the Sponsor is a result of higher average net assets. As a result of the increase in the amount of assets of the Fund, the amount of management fees was higher in the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

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

The increase in total gross fees and other expenses excluding management fees for the three and nine months ended September 30, 2026, respectively, compared to the three and nine months ended September 30, 2025 was generally due to higher average net assets relative to the other Funds. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to September 30, 2026 and serves to illustrate the relative changes of these components.

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

On September 30, 2026, the Fund held a total of 8,013 CBOT wheat futures contracts with a notional value of $281,323,051. The contracts had an asset fair value of $934,748 and a liability fair value of $8,430,243. The weighting of the notional value contracts is as follows: (1) 35% to MAR27CBOT contracts, (2) 30% to MAY27 CBOT contracts, and (3) 35% to DEC27 CBOT contracts.

	Quarter Ended	Quarter Ended	Quarter Ended
	September 30, 2026	September 30, 2025	June 30, 2026
Total Net Assets	$281,326,656	$117,346,707	$266,565,429
Shares Outstanding	11,429,970	5,705,001	12,054,970
Net Asset Value per share	$24.61	$20.57	$22.11
Closing Price	$24.57	$20.55	$22.03

*During the year ended December 31, 2025, the Teucrium Wheat Fund effected the following reverse stock split: November 25, 2025, 1 for 5. The per share information for prior periods have been retroactively adjusted to reflect this reverse stock split.

Total net assets for the Fund increased year over year by 140%, driven by an increase in the shares outstanding of 5,724,969 or 100%, and an increase in the NAV per share of $4.04 or 20%. The net assets for the Fund increased by $14,761,227 or approximately 6% when comparing September 30, 2026 to June 30, 2026. The change in total net assets year over year, in the opinion of management, was generally due to a combination of the appreciation of commodity prices and investor inflows which was driven by war and other geopolitical events, including but not limited to Russia and Ukraine and conflicts in the Middle East have caused and may continue to cause volatility in commodity prices.

For the Three Months Ended September 30, 2026, compared to the Three Months Ended September 30, 2025

	Three Months Ended	Three Months Ended
	September 30, 2026	September 30, 2025
Average daily total net assets	$308,775,157	$118,938,649
Net realized and unrealized gain (loss) on futures contracts	$32,221,407	$(9,832,572)
Interest income earned on cash and cash equivalents	$2,785,535	$1,266,449
Annualized interest yield based on average daily total net assets	3.58%	4.22%
Net income (loss)	$33,569,881	$(9,488,833)
Weighted average share outstanding	12,283,503	5,508,533
Management Fees	$778,283	$299,791
Total gross fees and other expenses excluding management fees	$658,778	$622,919
Brokerage Commissions	$72,681	$30,396
Total gross expense ratio	1.85%	3.08%
Total expense ratio net of expenses waived by the Sponsor	1.85%	3.08%
Net investment gain (loss)	1.73%	1.15%
Creation of Shares	2,925,000	785,000
Redemption of Shares	3,550,000	345,000

For the Nine Months Ended September 30, 2026, compared to the Nine Months Ended September 30, 2025

	Nine Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2025
Average daily total net assets	$252,941,240	$120,119,772
Net realized and unrealized gain (loss) on futures contracts	$33,751,835	$(19,674,316)
Interest income earned on cash and cash equivalents	$6,747,219	$3,843,261
Annualized interest yield based on average daily total net assets	3.57%	4.28%
Net income (loss)	$36,110,661	$(18,804,740)
Weighted average share outstanding	10,697,186	5,225,898
Management Fees	$1,893,437	$898,430
Total gross fees and other expenses excluding management fees	$2,494,956	$2,075,255
Brokerage Commissions	$167,113	$62,385
Total gross expense ratio	2.32%	3.31%
Total expense ratio net of expenses waived by the Sponsor	2.32%	3.31%
Net investment gain	1.25%	0.97%
Creation of Shares	13,400,000	1,355,000
Redemption of Shares	7,625,000	710,000

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

The increase in interest and other income year over year was due to an increase in average net assets and partially offset by lower yields on interest-bearing assets in the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025. The Fund seeks to earn interest and other income in investment grade, short-duration instruments or deposits associated with the pool’s cash management strategy that may be used to offset expenses. These investments may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper. These interest rate levels may be lower or higher than the projected interest rates stated in the prospectuses and thus will impact your breakeven point.

The increase in management fee paid to the Sponsor is a result of higher average net assets. As a result of the increase in the amount of assets of the Fund, the amount of management fees was higher in the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

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

The increase in total gross fees and other expenses excluding management fees for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025 was generally due to an increase in average net assets relative to the other Funds. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to September 30, 2026 and serves to illustrate the relative changes of these components.

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
9/30/2026

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

On September 30, 2026, the Fund held: 1) 275,264 shares of CORN with a fair value of $5,241,027; 2) 215,534 shares of WEAT with a fair value of $5,295,670; 3) 196,516 shares of SOYB with a fair value of $5,406,155; and 4) 479,167 shares of CANE with a fair value of $5,395,421. The weighting on September 30, 2026 was 25% to CORN, 25% to WEAT, 25% to SOYB and 25% to CANE.

	Quarter Ended	Quarter Ended	Quarter Ended
	September 30, 2026	September 30, 2025	June 30, 2026
Total Net Assets	$21,359,417	$7,876,596	$18,219,048
Shares Outstanding	787,500	337,502	762,500
Net Asset Value per share	$27.12	$23.34	$23.89
Closing Price	$27.13	$23.36	$23.84

Total net assets for the Fund increased year over year by 171%, driven by an increase in shares outstanding of 449,998 shares or 133% and an increase in the NAV per share of $3.79 or 16%. The net assets for the Fund increased by 17% when comparing September 30, 2026 to June 30, 2026. The change in total net assets year over year, in the opinion of management, was generally due to a combination of appreciation of commodity prices and investor inflows which was driven by war and other geopolitical events, including but not limited to Russia and Ukraine and conflicts in the Middle East have caused and may continue to cause volatility in commodity prices.

For the Three Months Ended September 30, 2026, compared to the Three Months Ended September 30, 2025

	Three Months Ended	Three Months Ended
	September 30, 2026	September 30, 2025
Average daily total net assets	$20,264,670	$8,402,380
Net realized and unrealized gain (loss) on securities	$2,437,566	$(281,466)
Interest income earned on cash and cash equivalents	$288	$157
Annualized interest yield based on average daily total net assets	0.01%	0.01%
Net Income (loss)	$2,432,746	$(283,850)
Weighted average share outstanding	767,527	352,448
Total gross fees and other expenses	$60,940	$43,767
Expenses waived by the Sponsor	$(55,832)	$(41,226)
Total gross expense ratio	1.19%	2.07%
Total expense ratio net of expenses waived by the Sponsor	0.10%	0.12%
Net investment gain (loss)	(0.09)%	(0.11)%
Creation of Shares	75,000	-
Redemption of Shares	50,000	25,000

For the Nine Months Ended September 30, 2026, compared to the Nine Months Ended September 30, 2025

	Nine Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2025
Average daily total net assets	$16,891,297	$9,489,899
Net realized and unrealized gain (loss) on securities	$1,760,304	$(637,906)
Interest income earned on cash and cash equivalents	$2,670	$398
Annualized interest yield based on average daily total net assets	0.02%	0.01%
Net income (loss)	$1,750,332	$(645,513)
Weighted average share outstanding	671,429	381,595
Total gross fees and other expenses	$181,304	$159,348
Expenses waived by the Sponsor	$(168,662)	$(151,343)
Total gross expense ratio	1.44%	2.24%
Total expense ratio net of expenses waived by the Sponsor	0.10%	0.11%
Net investment loss	(0.08)%	(0.11)%
Creation of Shares	1,212,500	-
Redemption of Shares	700,000	75,000

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

The increase in total gross fees and other expenses for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025 was generally due to the net assets relative to the other Funds. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to September 30, 2026 and serves to illustrate the relative changes of these components.

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

On September 30, 2026, the Fund held: 1) 4 contracts of the DEC26 ICE European Carbon Allowances with a notional value of $386,597 and 2) 19.72 bitcoins with a notional value of $1,650,784. The weighting on September 30, 2026 was 19% to Carbon Credit Futures and 81% to bitcoin.

	Quarter Ended	Year Ended
	September 30, 2026	December 31, 2025
Total Net Assets	$2,004,694	$100
Shares Outstanding	70,000	4
Net Asset Value per share	$28.64	$25.00
Closing Price	$27.32	$-

	Three Months Ended	Period Ending*
	September 30, 2026	September 30, 2026
Average daily total net assets	$1,553,764	$1,485,651
Net realized and unrealized gain (loss) on trading	$492,821	$462,777
Interest income earned on cash equivalents	$2,703	$3,318
Annualized interest yield based on average daily total net assets	0.69%	0.69%
Net income (loss)	$367,183	$334,512
Weighted average share outstanding	59,783	57,731
Management Fees	$2,663	$3,277
Total gross fees and other expenses excluding management fees	$7,487	$7,537
Brokerage Commissions	$10	$10
Expenses waived by the Sponsor	$(7,487)	$(7,487)
Total gross expense ratio	2.59%	2.23%
Total expense ratio net of expenses waived by the Sponsor	0.68%	0.69%
Net investment gain (loss)	(32.08)%	(26.48)%
Creation of Shares	20,000	80,000
Redemption of Shares	10,000	10,004

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

The Corn Market

Corn is currently the most widely produced livestock feed grain in the United States. The two largest demands of the United States’ corn crop are used in livestock feed and ethanol production. Corn is also processed into food and industrial products, including starch, sweeteners, corn oil, beverages, and industrial alcohol. The United States Department of Agriculture (“USDA”) publishes weekly, monthly, quarterly, and annual updates for U.S. domestic and worldwide corn production and consumption, and for other grains such as soybeans and wheat which can be used in some cases as a substitute for corn. These reports are available on the USDA’s website, www.usda.gov, at no charge. The outlook provided below is from the October 2026 USDA report.

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

The United States is the world’s leading producer and exporter of corn. For the Crop Year 2026-27, the USDA estimates that the U.S. will produce approximately 31% of all the corn globally, of which about 21% will be exported. For 2026-2027, based on the October 2026, USDA reports, global consumption of 1,320 Million Metric Tons (MMT) is expected to be higher than global production of 1,294 MMT. If the global demand for corn is not equal to global supply, this may have an impact on the price of corn. Besides the United States, other principal world corn exporters include Argentina, Brazil, Russia, South Africa, and Ukraine. Major import nations include Mexico, Japan, the European Union (EU), South Korea, Egypt, and parts of Southeast Asia. China’s production at 307 MMT is approximately 6% less than its domestic usage.

According to the USDA, global corn consumption has increased just over 676% from crop years 1960/1961 to 2026/2027 as demonstrated by the graph below and is projected to continue to grow in coming years. Consumption growth is the result of a combination of many factors including: 1) global population growth, which, according to the U.S. Census Bureau, is estimated to reach 9.7 billion by 2050; 2) a growing global middle class which is increasing the demand for protein and meat-based products globally and most significantly in developing countries; and 3) increased use of biofuels, including ethanol in the United States.

Global corn consumption may fluctuate year over year due to any number of reasons which may include, but are not limited to, economic conditions, global health concerns, international trade policy. Corn is a staple commodity used pervasively across the globe so that any contractions in consumption may only be temporary as has historically been the case.

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

The price per bushel of corn in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to August 2026.

On October 9, 2026, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2026-27. The exhibit below provides a summary of historical and current information for United States corn production.

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

The Soybean Market

Global soybean production is concentrated in the U.S., Brazil, Argentina, and China. The USDA has estimated that, for the Crop Year 2026-27, the United States will produce approximately 124 MMT of soybeans or approximately 28% of estimated world production, with Brazil production at 186 MMT. Argentina is projected to produce about 50 MMT. For 2026-27, based on the October 2026 USDA report, global consumption of 442 MMT is estimated to be slightly lower than global production of 443 MMT. If the global demand for soybeans are not equal to global supply, this may have an impact on the price of soybeans. Global soybean consumption may fluctuate year over year due to any number of reasons which may include, but is not limited to, economic conditions, global health concerns, and international trade policy. Soybeans are a staple commodity used pervasively across the globe so that any contractions in consumption may only be temporary as has historically been the case. The USDA publishes weekly, monthly, quarterly, and annual updates for U.S. domestic and worldwide soybean production and consumption. These reports are available on the USDA’s website, www.usda.gov, at no charge. The outlook provided below is from the October 2026 USDA report.

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

The price per bushel of soybeans in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to August 2026.

USDA Historical Price of Soybeans/Bushel by Month
United States
Jan 2007 - Aug 2026
$18.00
$16.00
$14.00
$12.00
$10.00
$8.00
$6.00
$4.00
Jan-07
Jan-08
Jan-09
Jan-10
Jan-11
Jan-12
Jan-13
Jan-14
Jan-15
Jan-16
Jan-17
Jan-18
Jan-19
Jan-20
Jan-21
Jan-22
Jan-23
Jan-24
Jan-25
Jan-26
Jan-27

On October 9 2026, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2026-27. The exhibit below provides a summary of historical and current information for United States soybean production.

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

The Wheat Market

Wheat is used to produce flour, the key ingredient for breads, pasta, crackers, and many other food products, as well as several industrial products such as starches and adhesives. Wheat by-products are used in livestock feeds. Wheat is the principal food grain produced in the United States, and the United States’ output of wheat is typically exceeded only by that of China, the European Union, Russia, and India. The USDA estimates that for 2026-27, the principal global producers of wheat will be the EU, Russia, Ukraine, China, India, the United States, Australia, and Canada. The U.S. generates approximately 5% of global production, with approximately 49% of that being exported. For 2026-27, based on the October 2026 USDA report, global consumption of 828 MMT is estimated to be slightly higher than production of 822 MMT. If the global demand for wheat is not equal to global supply, this may have an impact on the price of wheat. Global wheat consumption may fluctuate year over year due to any number of reasons which may include, but are not limited to, economic conditions, global health concerns, and international trade policy. Wheat is a staple commodity used pervasively across the globe so that any contractions in consumption may only be temporary as has historically been the case. The USDA publishes weekly, monthly, quarterly, and annual updates for U.S. domestic and worldwide wheat production and consumption. These reports are available on the USDA’s website, www.usda.gov, at no charge. The outlook provided herein is from the October 2026 USDA report.

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

The price per bushel of wheat in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to August 2026.

On October 9, 2026, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2026-27. The exhibit below provides a summary of historical and current information for United States wheat production.

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

8.

Due from/to broker for investments in financial instruments are securities transactions pending settlement. The Trust and TAGS are subject to credit risk to the extent any broker with whom it conducts business is unable to fulfill contractual obligations on its behalf. The management of the Trust and the Funds monitors the financial condition of such brokers and does not anticipate any losses from these counterparties. The principal broker through which the Trust and TAGS have the ability to clear securities transactions for TAGS is U.S. Bank, N.A.

9.

The Sponsor is responsible for investing the assets of the Funds in accordance with the objectives and policies of each Fund.

CORN, SOYB, CANE, WEAT, and TAGS pay for all brokerage fees, taxes, and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, FINRA, formally the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays its portion of the fees and expenses for services directly attributable to the Fund such as accounting, financial reporting, regulatory compliance, and trading activities, which the Sponsor elected not to outsource. Certain aggregate expenses common to all Teucrium Funds within the Trust are allocated by the Sponsor to the respective Funds based on activity drivers deemed most appropriate by the Sponsor for such expenses, including but not limited to relative assets under management and creation order activity. These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Marketing Agent. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Teucrium Funds, which are primarily the cost of performing certain accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Fund and are included, primarily, in distribution and marketing fees. In addition, the Agricultural Funds, except for TAGS which has no such fee, are contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum.  BTCK is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 0.68% per annum.

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

11.

For U.S. federal income tax purposes, the Funds, except BTCK will be treated as partnerships. Therefore, the Funds do not record a provision for income taxes because the partners report their share of a Fund’s income or loss on their income tax returns. The financial statements reflect the Funds’ transactions without adjustment, if any, required for income tax purposes. BTCK is treated as a C-corporation and records current and deferred taxes.

12.

For commercial paper, the Agricultural Commodity Funds use the effective interest method for calculating the actual interest rate in a period based on the amount of a financial instrument’s book value at the beginning of the accounting period. Accretion on these investments is recognized using the effective interest method in U.S. dollars and recognized in cash equivalents. All discounts on purchase prices of debt securities are accreted over the life of the respective security. Interest on commercial paper is included in interest income.

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

Marex, StoneX and ADMIS serve as the Funds' clearing brokers to execute futures contracts and provide other brokerage-related services.

The Commodity Funds, other than TAGS, will generally retain cash positions of approximately 95% of total net assets; this balance represents the total net assets less the initial margin requirements held by the FCM. These cash assets are either: 1) deposited by the Sponsor in demand deposit accounts of financial institutions which are deemed by the Sponsor to be of investment-grade quality, 2) held in a money-market fund which is deemed to be a cash equivalent under the most recent SEC definition, or 3) held in a cash equivalent with a maturity of 90 days or less that is deemed by the Sponsor to be of investment level quality.

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

In October 2020, the CFTC adopted new speculative position limits with respect to futures and options on futures on many physical commodities, including energy, metals, and agricultural commodities (the “core referenced futures contracts"), and on economically equivalent swaps. The CFTC’s new position limits rules include an exemption from limits for bona fide hedging transactions or positions. A bona fide hedging transaction or position may exceed the applicable federal position limits if the transaction or position: (1) represents a substitute for transactions or positions made or to be made at a later time in a physical marketing channel; (2) is economically appropriate to the reduction of price risks in the conduct and management of a commercial enterprise; and (3) arises from the potential change in value of (A) assets which a person owns, produces, manufactures, processes or merchandises, or anticipates owning, producing, manufacturing, processing or merchandising; (B) liabilities which a person owes or anticipates incurring; or (C) services that a person provides or purchases, or anticipates providing or purchasing. The CFTC’s new position rules set forth a list of enumerated bona fide hedges for which a market participant is not required to request prior approval from the CFTC in order to hold a bona fide hedge position above the federal position limit. However, a market participant holding an enumerated bona fide hedge position still would need to request an exemption from the relevant exchange for exchange-set limits. For non-enumerated bona fide hedge positions, a market participant may request CFTC approval which must be granted prior to exceeding the applicable federal position limit, except where there is a demonstrated sudden or unforeseen increase in bona fide hedging needs (in which case the application must be submitted within five business days after the market participant exceeds the applicable limit). The compliance dates for the CFTC’s new federal speculative position limits are January 1, 2022 for the core referenced futures contracts and January 1, 2023 for economically equivalent swaps.

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

Off Balance Sheet Financing

As of September 30, 2026, neither the Trust nor any of the Funds has any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Funds. While the exposure of each Fund under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial positions of each Fund.

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

During the period from January 1, 2026 through September 30, 2026 the average daily change in the NAV of each Fund was within plus/minus 10 percent of the average daily change in the Benchmark of each Fund, as stated in the applicable prospectus for each Fund.

Frequency Distribution of Premiums and Discounts: NAV versus the 4 p.m. Bid/Ask Midpoint on the NYSE Arca.

CORN

	Q4 2025	Q1 2026	Q2 2026	Q3 2026	Total
Days at premium	17	31	14	15	77
Days at NAV	10	10	11	0	31
Days at discount	37	20	37	49	143

The performance data above for the Teucrium Corn Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

SOYB

	Q4 2025	Q1 2026	Q2 2026	Q3 2026	Total
Days at premium	16	26	22	18	82
Days at NAV	9	13	8	0	30
Days at discount	39	22	32	46	139

The performance data above for the Teucrium Soybean Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

CANE

	Q4 2025	Q1 2026	Q2 2026	Q3 2026	Total
Days at premium	25	26	26	29	106
Days at NAV	11	15	7	0	33
Days at discount	28	20	29	35	112

The performance data above for the Teucrium Sugar Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

WEAT

	Q4 2025	Q1 2026	Q2 2026	Q3 2026	Total
Days at premium	20	43	22	17	102
Days at NAV	22	6	5	0	33
Days at discount	22	12	35	47	116

The performance data above for the Teucrium Wheat Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

TAGS

	Q4 2025	Q1 2026	Q2 2026	Q3 2026	Total
Days at premium	12	30	19	41	102
Days at NAV	7	9	7	0	23
Days at discount	45	22	36	23	126

The performance data above for the Teucrium Agricultural Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

BTCK

	Q4 2025	Q1 2026	Q2 2026	Q3 2026	Total
Days at premium	0	0	11	17	28
Days at NAV	0	0	1	0	1
Days at discount	0	0	7	42	49

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

The tables below present a quantitative analysis of hypothetical impact of price decreases and increases in each of the commodity or cryptocurrency futures contracts held by each of the Funds, or the Underlying Funds in the case of TAGS, on the actual holdings and NAV per share as of September 30, 2026. For purposes of this analysis, all futures contracts held by the Funds and the Underlying Funds are assumed to change by the same percentage. In addition, the cash held by the Funds and any management fees paid to the Sponsor are assumed to remain constant and not impact the NAV per share. There may be very slight and immaterial differences, due to rounding, in the tables presented below.

CORN:

	September 30, 2026 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of September 30, 2026	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Corn Futures MAR27	1,766	$5.1550	$45,518,650	$40,966,785	$38,690,853	$36,414,920	$50,070,515	$52,346,448	$54,622,380
CBOT Corn Futures MAY27	1,492	$5.2325	$39,034,450	$35,131,005	$33,179,283	$31,227,560	$42,937,895	$44,889,618	$46,841,340
CBOT Corn Futures DEC27	1,765	$5.1725	$45,647,313	$41,082,582	$38,800,216	$36,517,850	$50,212,044	$52,494,410	$54,776,776
Total CBOT Corn Futures			$130,200,413	$117,180,372	$110,670,352	$104,160,330	$143,220,454	$149,730,476	$156,240,496

Shares outstanding			6,850,000	6,850,000	6,850,000	6,850,000	6,850,000	6,850,000	6,850,000

Net Asset Value per Share attributable directly to CBOT Corn Futures			$19.01	$17.11	$16.16	$15.21	$20.91	$21.86	$22.81
Total Net Asset Value per Share as reported			$19.01
Change in the Net Asset Value per Share				$(1.90)	$(2.85)	$(3.80)	$1.90	$2.85	$3.80

Percent Change in the Net Asset Value per Share				-10.00%	-15.00%	-20.00%	10.00%	15.00%	20.00%

SOYB:

	September 30, 2026 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of September 30, 2026	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Soybean Futures JAN27	242	$13.0925	$15,841,925	$14,257,733	$13,465,636	$12,673,540	$17,426,118	$18,218,214	$19,010,310
CBOT Soybean Futures MAR27	206	$13.1850	$13,580,550	$12,222,495	$11,543,468	$10,864,440	$14,938,605	$15,617,633	$16,296,660
CBOT Soybean Futures NOV27	253	$12.6000	$15,939,000	$14,345,100	$13,548,150	$12,751,200	$17,532,900	$18,329,850	$19,126,800
Total CBOT Soybean Futures			$45,361,475	$40,825,328	$38,557,254	$36,289,180	$49,897,623	$52,165,697	$54,433,770

Shares outstanding			1,650,000	1,650,000	1,650,000	1,650,000	1,650,000	1,650,000	1,650,000

Net Asset Value per Share attributable directly to CBOT Soybean Futures			$27.49	$24.74	$23.37	$21.99	$30.24	$31.62	$32.99
Total Net Asset Value per Share as reported			$27.51
Change in the Net Asset Value per Share				$(2.75)	$(4.12)	$(5.50)	$2.75	$4.12	$5.50

Percent Change in the Net Asset Value per Share				-9.99%	-14.99%	-19.99%	9.99%	14.99%	19.99%

CANE:

	September 30, 2026 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of September 30, 2026	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
ICE #11 Sugar Futures MAY27	905	$0.1804	$18,285,344	$16,456,810	$15,542,542	$14,628,275	$20,113,878	$21,028,146	$21,942,413
ICE #11 Sugar Futures JUL27	787	$0.1777	$15,663,189	$14,096,870	$13,313,711	$12,530,551	$17,229,508	$18,012,667	$18,795,827
ICE #11 Sugar Futures MAR28	899	$0.1822	$18,345,354	$16,510,819	$15,593,551	$14,676,283	$20,179,889	$21,097,157	$22,014,425
Total ICE #11 Sugar Futures			$52,293,887	$47,064,499	$44,449,804	$41,835,109	$57,523,275	$60,137,970	$62,752,665

Shares outstanding			4,650,000	4,650,000	4,650,000	4,650,000	4,650,000	4,650,000	4,650,000

Net Asset Value per Share attributable directly to ICE #11 Sugar Futures			$11.25	$10.12	$9.56	$9.00	$12.37	$12.93	$13.50
Total Net Asset Value per Share as reported			$11.25
Change in the Net Asset Value per Share				$(1.12)	$(1.69)	$(2.25)	$1.12	$1.69	$2.25

Percent Change in the Net Asset Value per Share				-10.00%	-15.00%	-20.00%	10.00%	15.00%	20.00%

WEAT:

	September 30, 2026 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of September 30, 2026	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Wheat Futures MAR27	2,849	$6.9075	$98,397,338	$88,557,604	$83,637,737	$78,717,870	$108,237,072	$113,156,939	$118,076,806
CBOT Wheat Futures MAY27	2,415	$6.9875	$84,374,063	$75,936,657	$71,717,954	$67,499,250	$92,811,469	$97,030,172	$101,248,876
CBOT Wheat Futures DEC27	2,749	$7.1700	$98,551,650	$88,696,485	$83,768,903	$78,841,320	$108,406,815	$113,334,398	$118,261,980
Total CBOT Wheat Futures			$281,323,051	$253,190,746	$239,124,594	$225,058,440	$309,455,356	$323,521,509	$337,587,662

Shares outstanding			11,429,970	11,429,970	11,429,970	11,429,970	11,429,970	11,429,970	11,429,970

Net Asset Value per Share attributable directly to CBOT Wheat Futures			$24.61	$22.15	$20.92	$19.69	$27.07	$28.30	$29.54
Total Net Asset Value per Share as reported			$24.61
Change in the Net Asset Value per Share				$(2.46)	$(3.69)	$(4.92)	$2.46	$3.69	$4.92

Percent Change in the Net Asset Value per Share				-10.00%	-15.00%	-20.00%	10.00%	15.00%	20.00%

TAGS:

	September 30, 2026 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of September 30, 2026	Number of Shares Held	Closing NAV	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value
Teucrium Corn Fund	275,264	$19.0070	$5,241,027	$4,716,924	$4,454,873	$4,192,822	$5,765,130	$6,027,181	$6,289,232
Teucrium Soybean Fund	196,516	$27.5080	$5,406,155	$4,865,540	$4,595,232	$4,324,924	$5,946,771	$6,217,078	$6,487,386
Teucrium Wheat Fund	215,534	$24.6131	$5,295,670	$4,766,103	$4,501,320	$4,236,536	$5,825,237	$6,090,021	$6,354,804
Teucrium Sugar Fund	479,167	$11.2456	$5,395,421	$4,855,879	$4,586,108	$4,316,337	$5,934,963	$6,204,734	$6,474,505
Total value of shares of the Underlying Funds			$21,338,273	$19,204,446	$18,137,533	$17,070,619	$23,472,101	$24,539,014	$25,605,927

Shares outstanding			787,500	787,500	787,500	787,500	787,500	787,500	787,500

Net Asset Value per Share attributable directly to shares of the Underlying Funds			$27.10	$24.39	$23.03	$21.68	$29.81	$31.16	$32.52
Total Net Asset Value per Share as reported			$27.12
Change in the Net Asset Value per Share				$(2.71)	$(4.06)	$(5.42)	$2.71	$4.06	$5.42

Percent Change in the Net Asset Value per Share				-9.99%	-14.99%	-19.98%	9.99%	14.99%	19.98%

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
5.	a $100 capital contribution to the Teucrium Agricultural Fund, another series of the Trust, in exchange for two shares of such fund; and
6.	a $100 capital contribution to the 7RCC Spot Bitcoin and Carbon Credit Futures ETF, in exchange for four shares of such fund

Teucrium Corn Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-162033	30,000,000	June 7, 2010
2	333-187463	-	April 30, 2013
3	333-210010	-	April 29, 2016
4	333-230626	-	April 29, 2019
5	333-237234	10,000,000	May 1, 2020
6	333-248546	20,000,000	October 2, 2020
7	333-263434	Indeterminate Number of Shares	April 7, 2022

From June 9, 2010 (the commencement of operations) through September 30, 2026, 67,325,000 Shares of the Fund were sold at an aggregate offering price of $1,428,535,109. The Fund paid fees to the Marketing Agent for its services to the Fund from June 9, 2010 (the commencement of operations) through September 30, 2026 in an amount equal to $1,320,265, resulting in net offering proceeds of $1,427,214,844. The offering proceeds were invested in corn futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Teucrium Soybean Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-167590	10,000,000	June 13, 2011
2	333-196210	-	June 30, 2014
3	333-217247	-	May 1, 2017
4	333-223940	5,000,000	April 30, 2018
5	333-241569	15,000,000	August 24, 2020
6	333-263448	Indeterminate Number of Shares	April 7, 2022

From September 19, 2011 (the commencement of the offering) through September 30, 2026, 21,075,000 Shares of the Fund were sold at an aggregate offering price of $412,365,382. The Fund paid fees to the Marketing Agent for its services to the Fund through September 30, 2026 in an amount equal to $309,601, resulting in net offering proceeds of $412,055,781. The offering proceeds were invested in soybean futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Teucrium Sugar Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-167585	10,000,000	June 13, 2011
2	333-196211	-	June 30, 2014
3	333-217248	-	May 1, 2017
4	333-223941	5,000,000	April 30, 2018
5	333-248545	15,000,000	October 2, 2020
6	333-263438	Indeterminate Number of Shares	April 7, 2022

From September 19, 2011 (the commencement of the offering) through September 30, 2026, 28,175,000 Shares of the Fund were sold at an aggregate offering price of $281,724,704. The Fund paid fees to the Marketing Agent for its services to the Fund through September 30, 2026 in an amount equal to $138,892, resulting in net offering proceeds of $281,585,812. The offering proceeds were invested in sugar futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Teucrium Wheat Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-167591	10,000,000	June 13, 2011
2	333-196209	-	June 30, 2014
3	333-212481	25,050,000	July 15, 2016
4	333-230623	30,000,000	April 29, 2019
5	333-263293	Indeterminate Number of Shares	March 9, 2022

From September 19, 2011 (the commencement of the offering) through September 30, 2026, 155,725,000 Shares of the Fund were sold at an aggregate offering price of $1,599,884,090. The Fund paid fees to the Marketing Agent for its services to the Fund through September 30, 2026 in an amount equal to $760,051, resulting in net offering proceeds of $1,599,124,039. The offering proceeds were invested in wheat futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Teucrium Agricultural Fund

Registration Statement on Form S-1	File Number	Registered Common Units	Effective Date
1	333-173691	5,000,000	February 10, 2012
2	333-201953	-	April 30, 2015
3	333-223943	-	April 30, 2018
4	333-254650	-	April 30, 2021
5	333-263450	Indeterminate Number of Shares	April 7, 2022

From March 28, 2012 (the commencement of the offering) through September 30, 2026, 3,500,000 Shares of the Fund were sold at an aggregate offering price of $107,691,967. The Fund paid fees to the Marketing Agent for its services to the Fund through September 30, 2026 in an amount equal to $45,883, resulting in net offering proceeds of $107,646,084. The offering proceeds were invested in Shares of the Underlying Funds and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Issuer Purchases of CORN Shares:
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2026	1,525,000	$ 17.82	N/A	N/A
August 1 to August 31, 2026	1,200,000	$ 18.70	N/A	N/A
September 1 to September 30, 2026	1,625,000	$ 19.99	N/A	N/A
Total	4,350,000	$ 18.88

January 1 to September 30, 2026	14,475,000	$ 18.07	N/A	N/A

Issuer Purchase of CANE Shares:
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2026	2,325,000	$ 9.71	N/A	N/A
August 1 to August 31, 2026	775,000	$ 10.13	N/A	N/A
September 1 to September 30, 2026	1,300,000	$ 11.26	N/A	N/A
Total	4,400,000	$ 10.24

January 1 to September 30, 2026	9,575,000	$ 9.83	N/A	N/A

Issuer Purchase of WEAT Shares:
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2026	950,000	$ 24.40	N/A	N/A
August 1 to August 31, 2026	1,225,000	$ 26.74	N/A	N/A
September 1 to September 30, 2026	1,375,000	$ 25.63	N/A	N/A
Total	3,550,000	$ 25.68

January 1 to September 30, 2026	7,625,000	$ 23.98	N/A	N/A

Issuer Purchase of SOYB Shares:
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2026	75,000	$ 25.23	N/A	N/A
August 1 to August 31, 2026	725,000	$ 26.28	N/A	N/A
September 1 to September 30, 2026	100,000	$ 27.94	N/A	N/A
Total	900,000	$ 26.38

January 1 to September 30, 2026	1,875,000	$ 25.27	N/A	N/A

Issuer Purchase of TAGS Shares:
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2026	50,000	$ 24.20	N/A	N/A
August 1 to August 31, 2026	-	$ -	N/A	N/A
September 1 to September 30, 2026	-	$ -	N/A	N/A
Total	50,000	$ 24.20

January 1 to September 30, 2026	700,000	$ 24.05	N/A	N/A

Issuer Purchase of BTCK Shares:
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July1 to July 31, 2026	-	$ -	N/A	N/A
August 1 to August 31, 2026	10,000	$ 27.29	N/A	N/A
September 1 to September 30, 2026	-	$ -	N/A	N/A
Total	10,000	$ 27.29

January 1 to September 30, 2026	10,004	$ 27.29	N/A	N/A

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

Date: November 9, 2026

Teucrium Commodity Trust (Registrant)

By:	Teucrium Trading, LLC
its Sponsor

By:	/s/ Sal Gilbertie
Name:	Sal Gilbertie
Chief Executive Officer

Date: November 9, 2026